Form 10-K
period 2005-12-31
Federal Home Loan Bank of Boston
filed 2006-03-30
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission file number: 01-51402

FEDERAL HOME LOAN BANK OF BOSTON

(Exact name of registrant as specified in its charter)

Federally chartered corporation	04-6002575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
111 Huntington Avenue Boston, Massachusetts	02199
(Address of principal executive offices)	(Zip Code)

(617) 292-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class B Stock, par value $100 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐   No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2005 the aggregate par value of the stock held by members of the registrant was $2,102,682,900. As of February 28, 2006, we had 27,047,583 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

ITEM 1.                BUSINESS

General

The Federal Home Loan Bank of Boston (the Bank) is a federally chartered corporation organized by Congress in 1932 and is a government-sponsored enterprise (GSE). The Bank is privately capitalized and its mission is to serve the residential-mortgage and community-development lending activities of member financial institutions located in the New England region. Altogether, there are 12 district Federal Home Loan Banks (FHLBanks) located across the United States (U.S.), each supporting the lending activities of member financial institutions within their specific regions. Each FHLBank is a separate entity with its own board of directors, management, and employees.

Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Bank,” “we,” “us,” “our” or similar references mean the Federal Home Loan Bank of Boston.

The Bank combines private capital and public sponsorship that enables its member financial institutions to assure the flow of credit and other services for housing and community development. The Bank serves the public through member financial institutions by providing members with a readily available, low-cost source of funds, thereby enhancing the availability of residential-mortgage and community-investment credit. In addition, the Bank provides members a means of liquidity through a mortgage-purchase program. Under this program, members are offered the opportunity to originate mortgage loans for sale to the Bank. The Bank’s primary source of income is derived from the spread between interest-earning assets and interest-bearing liabilities. The Bank borrows funds at favorable rates due to its GSE status, conservative risk-management practices, and strong capital position.

The Bank’s members and customers are comprised of eligible financial institutions located throughout the New England region. The region is comprised of Massachusetts, Rhode Island, Connecticut, Vermont, New Hampshire, and Maine. Eligible financial institutions include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, and insurance companies that are active in housing finance. The Bank is also authorized to lend to certain nonmember institutions (called housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold the Bank’s capital stock for advances and other lending activities transacted with the Bank. The par value of the Bank’s capital stock is $100 and is not publicly traded on any stock exchange. In addition, the U.S. government guarantees neither the member’s investment in nor any dividend on the Bank’s stock. The Bank is capitalized by the capital stock purchased by its members and retained earnings. Members may receive dividends, which are determined by the Bank’s board of directors, and may redeem their capital stock at par value after satisfying certain requirements discussed further in the Capital section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s regulator is the Federal Housing Finance Board (Finance Board), an independent federal agency charged with the regulation and supervision of the FHLBanks and the Office of Finance. The Finance Board’s principal purpose is to ensure that the Bank operates in a safe and sound manner. In addition, the Finance Board’s other duties are to ensure that the Bank carries out its housing-finance mission, remains adequately capitalized, and has the ability to raise funds in the capital markets.

The Office of Finance was established by the Finance Board to facilitate the issuing and servicing of consolidated obligations (COs) of the FHLBanks. These COs are issued on a joint basis. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks’ joint relationships with credit-rating agencies. The Office of Finance manages the Resolution Funding Corporation (REFCorp) and Financing Corporation programs.

The Bank makes available through its web site (www.fhlbboston.com) all reports electronically filed, or furnished, to the Securities and Exchange Commission (SEC), including the Bank’s annual report on Form 10-K, the Bank’s quarterly reports on Form 10-Q, and current reports on Form 8-K as well as any amendments. These reports are made available free of charge as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding the Bank’s electronic filings located at (http://www.sec.gov). The web site addresses of the SEC and the Bank have been included as inactive textual references only. Information on those web sites is not part of this report.

As of February 28, 2006, the Bank had 182 full-time and three part-time employees.

Membership

The Bank’s members are financial institutions with their principal place of business located in the six New England states. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2005, 2004, and 2003.

Membership Summary
Number of Members by Institution Type

	December 31,
	2005	2004	2003
Commercial banks	89	90	99
Thrift institutions	238	243	252
Credit unions	130	125	111
Insurance companies	10	9	9
Total members	467	467	471

As of December 31, 2005, 2004, and 2003, approximately 77.9 percent, 75.8 percent, and 72.6 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and nonmember borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. Nonmember borrowers are required to hold capital stock to support outstanding advances with the Bank until those advances either mature or are paid off, at which time the nonmember borrower’s affiliation with the Bank is terminated. In addition, nonmember borrowers are required to deliver all required collateral to the Bank or the Bank’s safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances nor are they permitted to extend or renew the assumed advances.

Community Financial Institutions (CFIs) are defined by the Gramm-Leach-Bliley Act of 1999 (GLB Act) to include all Federal Deposit Insurance Corporation (FDIC)-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation since 1999. For 2006, CFIs are FDIC-insured institutions with average total assets equal to or less than $587 million over the prior three-year period. In 2005 and 2004, the average total asset ceiling for CFI designation was $567 million and $548 million, respectively. The GLB Act expanded the eligibility for membership of CFIs in the FHLBanks and authorized the FHLBanks to accept expanded types of assets as collateral for advances to CFIs.

The Bank’s membership currently includes the majority of FDIC-insured institutions and large credit unions in its district that are eligible to become members. The Bank does not currently anticipate that a substantial number of additional FDIC-insured institutions will become members. Most other eligible nonmembers, such as insurance companies and smaller credit unions, have thus far elected not to join the Bank.

The Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit from the Bank, the value of the cost differential between Bank advances and other potential sources of funds, and the dividends paid on members’ investment in the Bank’s capital stock.

Business Segments

The Bank has identified two main operating business segments: traditional business activities and mortgage-loan finance, which are further described below. The products and services provided reflect the manner in which financial information is evaluated by management. Refer to Note 16—Segment Information in the Notes to the Financial Statements for additional financial information related to the Bank’s business segments.

Traditional Business Activities

The Bank’s traditional business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

Advances.   The Bank serves as a source of liquidity and makes loans, called advances, to its members and eligible housing associates on the security of mortgages and other collateral that members pledge. The Bank had 364 members, three eligible housing associates and three nonmembers with advances outstanding as of December 31, 2005.

The Bank establishes a blanket lien on unencumbered member institution assets to secure outstanding advances. The Bank also reserves the right to require either specific listing of eligible collateral, or specific delivery of eligible collateral to secure a member’s outstanding advances obligations. All advances must be secured by eligible collateral. Eligible collateral for Bank advances includes: fully disbursed whole first mortgage loans on improved residential real estate; debt securities issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first mortgage loans on improved residential real estate; and cash on deposit at the Bank that is specifically pledged to the Bank as collateral. The Bank also accepts secured small-business, small agri-business, and small-farm loans from member CFIs. In certain circumstances, when a member has pledged all other available qualified collateral, other real-estate-related collateral may be considered by the Bank. Such real-estate-related collateral must have a readily ascertainable value, and the Bank must be able to perfect a security interest in it. In accordance with regulations promulgated by the Finance Board, the Bank accepts home-equity loans, home-equity lines of credit, and first mortgage loans on commercial real estate as other real-estate-related collateral. The Bank applies a collateral discount to all eligible collateral, based on the Bank’s analysis of the risk factors inherent in the collateral. The Bank reserves the right, in its sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. The Bank’s collateral policy complies with all applicable regulatory requirements. Access to the Bank’s advances for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold.

Advances support our members’ short-term and long term borrowing needs, including their liquidity and gap funding requirements as well as funding mortgage loans and other assets retained in their portfolios. Advances may also be used to provide funds to any member CFIs. Currently, no CFI that is a member of the Bank has pledged loans to small businesses, small farms, or small agri-businesses as collateral for advances. Because members may originate loans that they are unwilling or unable to sell in the secondary mortgage market, the Bank’s advances can serve as a funding source for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, the Bank’s advances can provide interim funding.

Insurance company members may borrow from the Bank pursuant to a structure that includes both the Bank’s ordinary advance agreements and funding agreements. From the Bank’s perspective, such advances under this structure are generally treated in the same manner as advances to other members. As of December 31, 2005, the Bank had approximately $1.1 billion of advances outstanding to Travelers Insurance Company pursuant to such a structure.

Members that have an approved line of credit with the Bank may from time to time overdraw their demand-deposit account. These overdrawn demand-deposit accounts are reported as advances in the statements of condition. These line of credit advances are fully secured by eligible collateral pledged by the member to the Bank. In cases where the member overdraws their demand-deposit account by an amount that exceeds their approved line of credit, the Bank will assess a penalty fee to the member.

In addition to member institutions, the Bank is permitted under the Federal Home Loan Bank Act of 1932 (FHLBank Act) to make advances to nonmembers that are approved mortgagees under Title II of the National Housing Act. These eligible “housing associates” must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital-stock-purchase requirements; however, they are subject to the same underwriting standards as members, but may be more limited in the forms of collateral that they may pledge to secure advances.

Additionally, the Bank’s advances can provide funding to smaller members that lack diverse funding sources. Smaller members often do not have access to many of the funding alternatives available to larger financial entities, including repurchase agreements and commercial paper. The Bank gives these smaller members access to competitively priced wholesale funding.

Through a variety of specialized advance programs, the Bank provides funding for targeted initiatives that meet defined criteria for providing assistance either to low- or moderate-income individuals or for economic development of areas that are economically disadvantaged. As such, these programs help members meet their Community Reinvestment Act (CRA) responsibilities. Through programs such as the Affordable Housing Program (AHP) and the Community Development advance (CDA), members have access to subsidized and other low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic-development activities that benefit low- and moderate-income neighborhoods, thus contributing to the revitalization of these communities.

Prior to August 15, 2005, members were required to purchase and maintain Class B stock equal to 4.5 percent of all advances outstanding. By action of the Bank’s board of directors, effective August 15, 2005, and until further notice, members are required to purchase and maintain Class B stock equal to 3.0 percent for all overnight advances, and 4.5 percent of other advances and other specified assets related to activity between the Bank and the member. Housing associates are not permitted to invest in stock. For further information regarding member capital requirements, refer to the Capital Resources section in Item  7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s advances products also help members in their asset-liability management. The Bank offers advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member’s interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) as amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms are offered up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2005, the Bank held $2.5 billion in amortizing advances.

Advances with original fixed maturities of greater than six months may be prepaid at any time, subject to a prepayment fee that makes the Bank economically indifferent to the member’s decision to prepay the advance. Certain advances contain provisions that allow the member to receive a prepayment fee in the event that interest rates have increased. Advances with original maturities of six months or less may not be prepaid. Certain adjustable-rate advances are prepayable at rate-reset dates with a fee equal to the present value of a predetermined spread for the remaining life of the advance. The formulas for the calculation of prepayment fees for the Bank’s advances products are included in the advance application for each product. The formulas are standard for each product and apply to all members.

The Bank’s advances program includes products with embedded caps and floors, amortizing advances, callable advances, and putable advances where the Bank holds the option to cancel without fee.

•       Putable advances are intermediate- and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates or with an adjustable rate to the first put date. Members may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2005, the Bank held $5.6 billion in putable advances.

•       LIBOR-indexed collared floating-rate advances adjust monthly or quarterly and are capped and floored at strike levels chosen by the member. At December 31, 2005, the Bank had no outstanding collared floating-rate advances.

•       Callable advances are fixed rate and term structures that include a provision whereby the member may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2005, the Bank held $30.0 million in callable advances.

•       LIBOR-indexed capped floating-rate advances adjust monthly or quarterly and are capped at a strike level chosen by the member. At December 31, 2005, the Bank held $317.0 million in outstanding capped floating-rate advances.

•       Symmetrical prepayment-fee advances allow the member to receive a fee when prepaying an advance in a rising interest-rate environment. At December 31, 2005, the Bank held $128.5 million in outstanding symmetrical prepayment-fee advances.

Advances that have embedded options and advances with coupon structures containing derivatives are usually hedged in order to offset the embedded derivative feature. See the Interest-Rate-Exchange Agreements discussion below for additional information.

Because advances are a wholesale funding source for the Bank’s members that must be competitively priced relative to other potential sources of wholesale funds to the Bank’s members, and because they are fully secured and possess very little credit risk, advances are priced at profit margins that are much thinner than those realized by most banking institutions. The Bank prices advances at rates that are generally 40 basis points above the Bank’s cost of funds for equivalent-term funding. By regulation, the Bank may not price advances at rates that are less than the Bank’s cost of funds for the same maturity, inclusive of the cost of hedging any embedded call or put options in the advance.

Deposits.   The Bank offers demand- and overnight-deposit programs to its members and housing associates. Short-term deposit programs are also offered to members. The Bank does not have discretion over the timing and amount of deposits that it receives from members, and therefore, does not rely on deposits as a funding source for advances and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that the Bank can liquidate deposits on request.

The Bank must maintain compliance with statutory liquidity requirements that require the Bank to hold cash, obligations of the U.S., and advances with a maturity of less than five years in an amount not less than the amount of deposits of members. The following table provides the Bank’s liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2005	2004
Liquid assets
Cash and due from banks	$9,683	$11,891
Interest-bearing deposits in banks	2,130,050	2,655,050
Advances maturing within five years	34,225,729	25,082,403
Total liquid assets	36,365,462	27,749,344
Total deposits	602,091	890,869
Excess liquid assets	$35,763,371	$26,858,475

Refer to the Liquidity Risk section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Bank’s liquidity requirements.

Investments.   The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To better meet potential member credit needs at times when access to the CO debt market is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance), the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, securities purchased under agreements to resell, and commercial paper. The Bank endeavors to enhance interest income and further support its contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, MBS, bonds issued by housing-finance agencies and asset-backed securities (ABS) that are issued either by government-sponsored mortgage agencies or by other private-sector entities provided that they carry the highest ratings from a nationally recognized statistical-rating organization (NRSRO) as of the date of purchase. Most of the securities can be used as collateral under repurchase-agreement borrowings. The Bank’s ABS holdings are limited to securities backed by loans secured by real estate. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets.

Under Finance Board regulations, the Bank is prohibited from investing in certain types of securities, including:

•       instruments, such as common stock, that represent ownership in an entity, other than stock in small-business investment companies, or certain investments targeted to low-income persons or communities;

•       instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•       non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•       whole mortgages or other whole loans, other than 1) those acquired under the Bank’s mortgage-purchase program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal-government units or agencies, having at least the second-highest credit rating from an NRSRO; 4) MBS or ABS backed by manufactured-housing loans or home-equity loans; and 5) certain foreign housing loans authorized under section 12(b) of the Act; and

•       non-U.S. dollar-denominated securities.

The Finance Board’s requirements limit the Bank’s investment in MBS and ABS to 300 percent of the Bank’s previous monthend capital on the day it purchases the securities. In addition, the Bank is prohibited from purchasing:

•       interest-only or principal-only stripped MBS;

•       residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage-investment conduits; or

•       fixed-rate MBS or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of plus or minus 300 basis points.

Other Banking Activities.   The Bank offers standby letters of credit (LOC), which are financial instruments issued by the Bank at the request of a member, promising payment to a third party (beneficiary) on behalf of a member. The Bank agrees to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, the Bank assists the member in facilitating its transaction with the beneficiary and receives a fee in return. A member is evaluated for eligibility, collateral requirements, limits on maturity, and other credit standards required by the Bank before entering into any LOC transactions. Members must fully collateralize LOC to the same extent that they are required to collateralize advances. The Bank may also issue LOC on behalf of housing associates such as state and local housing agencies upon approval. For the years ended December 31, 2005 and 2004, the Bank received fees in connection with the issuance of LOC of $30,000 and $84,000, respectively. Over the past two years, the Bank has not made any payment to a beneficiary to satisfy its obligation for the guarantee.

The Bank provides correspondent services, such as the purchase, sale, and safekeeping of securities on behalf of and solely at the direction of its members.

Members also can enter into interest-rate-exchange agreements directly with the Bank to reduce their exposure to interest-rate risk. The Bank offsets these agreements with matching-term derivatives with its derivatives counterparties, realizing a small fee or spread.

Mortgage-Loan Finance

The Mortgage Partnership Finance® (MPF® ) program is a secondary mortgage-market structure under which participating FHLBanks (MPF Banks) serve as a long-term source of liquidity to their participating financial institution members (PFIs) who originate mortgage loans. We have been an MPF Bank since 2000. We utilize the MPF program to provide such liquidity by purchasing mortgage loans after they have been originated by our PFI members.

The MPF program was developed by the Federal Home Loan Bank of Chicago (FHLBank of Chicago) to provide an alternative source of liquidity for PFIs’ home mortgage-finance business. Prior to the MPF program, the only alternatives available to many retail mortgage lenders was to hold loans in their portfolios or to sell their fixed-rate mortgage loans to the secondary market, typically to Fannie Mae and Freddie Mac. This involves the payment by the lender of a so-called “guarantee fee” to Fannie Mae and Freddie Mac.

The MPF program is designed to allocate the risks of the MPF loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to PFIs. The credit enhancement (CE) structure (further described below) motivates PFIs to minimize MPF loan losses. We are responsible for managing the interest-rate risk, prepayment risk, and liquidity risk associated with owning MPF loans.

The term “MPF provider” refers to the FHLBank of Chicago and its role in the MPF program, which provides operational support to the MPF Banks and their PFIs. This operational support includes:

•       Maintenance of loan funding and reporting systems;

•       Transaction processing services;

•       Operation and staffing of the MPF program service center; and

•       Operational training.

The MPF provider establishes the eligibility standards under which our members may become PFIs, the structure of MPF products, and the eligibility rules for MPF loans. It also manages the pricing and delivery mechanism for MPF loans. The MPF provider publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together, MPF guides) which detail the rules PFIs must follow in originating or selling and servicing MPF loans. The MPF program benefits PFIs because they receive a CE fee for sharing in the risk of loss on MPF loans rather than paying a guaranty fee to other secondary market purchasers.

We rely on the MPF provider (or its vendor), in the conduct of our mortgage operations, to provide the following:

•       Custodial services;

•       Master loan servicing;

•       Quality assurance services; and

•       Allocation of losses and CE.

“Mortgage Partnership Finance,” “MPF,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

However, with regard to price, we either accept or reject the opportunity to participate in the MPF program on a daily basis, after receiving and considering the prices set by the MPF provider on that date. As long as we do not elect to opt out of participation on any given day, all loans that the Bank purchases that day are purchased by us from our members and then are either held in our mortgage portfolio or participations may be sold to the MPF provider (and/or other participating MPF Banks) at prices set by the MPF provider. To date, we have only sold participations to the MPF provider; we have not sold participations directly to other MPF Banks.

Loans that we may purchase as part of the MPF program (MPF program assets) are qualifying conventional conforming and government (that is, Federal Housing Authority [FHA]-insured and Veterans Affairs [VA]-guaranteed) fixed-rate mortgage loans, secured by one- to four-family residential properties, with maturities ranging from five to 30 years (MPF loans), although we have historically purchased only loans with maturities of 15 to 30 years.

The Finance Board’s acquired member asset regulation (AMA regulation) requires MPF loans to be funded or purchased by the MPF Banks through or from PFIs and to be credit enhanced in part by the PFIs. We do not fund loans. We acquire whole loans from our PFIs and typically sell participations through the MPF program. We may also acquire participations from another MPF Bank, although to date we have not done so. Our acquisition of eligible loans is consistent with our core mission activity under the Finance Board’s regulations.

The AMA regulation provides the authority for our investment in residential mortgage loans and requires that the loans be credit enhanced by the selling PFI to limit the risk of loss on such investment. The AMA regulation requires that MPF loans be credit enhanced sufficiently so that the risk of loss is limited to the potential losses of an investor in AA-rated MBS. In certain circumstances, we may determine that the risk of loss to the Bank from certain pools of mortgage loans is greater than the potential loss of an investor in an AA-rated MBS. The Bank holds an allowance for losses as support for the expected losses inherent in these pools of mortgage loans. The Bank also holds risk-based capital for unexpected losses that may be incurred in these pools.

Mortgage Standards

The MPF guides set forth the eligibility standards for MPF loans. PFIs are free to use an approved automated underwriting system or to underwrite MPF loans manually when originating or acquiring loans, though the loans must meet MPF program underwriting and eligibility guidelines outlined in the MPF Origination Guide. In some circumstances, a PFI may be granted a waiver exempting it from complying with specified provisions of the MPF guides, such as documentation waivers.

The current underwriting and eligibility guidelines can be broadly summarized as follows with respect to MPF loans:

•       Conforming loan size, which is established annually as required by the AMA regulation and may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight each year;

•       Fixed-rate, fully-amortizing loans with terms from five to 30 years;

•       Secured by first liens on residential owner-occupied primary residences and second homes (primary residences may be up to four units);

•       Condominium, planned-unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower);

•       95 percent maximum loan-to-value ratio (LTV); except for government MPF loans which may not exceed the LTV limits set by FHA and VA;

•       MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance (MI), called primary MI, from an MI company rated at least AA or Aa and acceptable to Standard & Poor’s Ratings Services (S&P);

•       Recently originated loans with no more than five scheduled payments made by the borrowers (unseasoned loans);

•       Credit reports and credit scores for each borrower (for borrowers with no credit score, alternative verification of credit is permitted);

•       Analysis of debt ratios;

•       Verification of income and sources of funds, if applicable;

•       Property appraisal;

•       Customary property or hazard insurance, and flood insurance, if applicable, from insurers acceptably rated as detailed in the MPF guides;

•       Title insurance or, in those areas where title insurance is not customary, an attorney’s opinion of title;

•       The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac uniform instruments;

•       Loans that are not ratable by a rating agency are not eligible for delivery under the MPF program; and

•       Loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act (HOEPA) loans, or loans in similar categories defined under predatory-lending or abusive-lending laws are not eligible for delivery under the MPF program.

In addition to the underwriting guidelines, the MPF guides contain MPF program policies which include anti-predatory-lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation and custodian requirements, as well as detailing the PFI’s servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

Upon any MPF loan becoming 90 days or more delinquent, the master servicer (as defined below) monitors and reviews the PFI’s default management activities for that MPF loan until it is brought current, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformance with the primary mortgage-insurance requirements, if applicable, and conformance to the cost and timeliness standards of the MPF guides, and disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF guides’ standards. Delinquency data is provided within the Allowance for Credit Losses on Mortgage Loans section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment and Services Agreement

MPF loans are delivered to the Bank through the infrastructure maintained by the MPF provider, which includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. The Bank has entered into an investment and services agreement with the MPF provider to make the MPF program available to our PFIs. The investment and services agreement sets forth the terms and conditions of our participation in the MPF program, including the MPF provider’s obligations regarding transaction-processing services for the Bank, including acting as master servicer and master custodian for the Bank with respect to the MPF loans. The MPF provider has engaged Wells Fargo Bank N.A. (the master servicer) as its vendor for master servicing and as the primary custodian for the MPF program, and has also contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs. Such other custodians may be affiliates of PFIs and in some cases a PFI may act as self-custodian.

Prior to January 2004, in lieu of paying a fee to the MPF provider for its transaction-processing services, we generally sold at least a 25 percent participation interest in MPF loans to the MPF provider. Effective January 21, 2004, the Bank amended its investment and services agreement to allow for the payment of a monthly transaction-services fee to the MPF provider for the Bank’s participation in the MPF program. The transaction-services fee is calculated each month by multiplying one-twelfth of the applicable annual rate by the aggregate outstanding balance of our retained interest in the covered loans at the end of the previous month as reported by the master servicer. The annual rate applicable to covered loans acquired by the Bank in 2004 and 2005 is five basis points (0.05 percent). The term “covered loans” represents MPF program loans that we purchased after January 1, 2004. We further amended this agreement on March 12, 2004, to provide that commencing March 2004 the schedule of annual rates for the transaction-services fee applicable to a covered loan shall apply for the life of the loan, and also changed the annual rate applicable to covered loans as follows:

•       5.0 basis points (0.05 percent) on the first $2.5 billion of the outstanding aggregate principal balance of the covered loans;

•       4.25 basis points (0.0425 percent) on the second $2.5 billion of the outstanding aggregate principal balance of the covered loans; and

•       3.5 basis points (0.035 percent) on the aggregate outstanding principal of the covered loans in excess of $5 billion.

Under the investment and services agreement, the MPF provider is required to, on or before June 30 of each year, inform us in writing of the schedule of annual rates for the transaction-services fees applicable to the covered loans acquired by us during the following calendar year. The above schedule of annual rates for the transaction-services fees will remain in effect through 2006. We have paid transaction-services fees of $563,000 and $78,000 for the years ended December 31, 2005 and 2004, respectively.

The MPF provider may purchase participation interests in MPF loans from us. The participation percentages in MPF loans may vary by each pool of MPF loans (master commitment) by agreement of the MPF Bank selling the participation interests (the Owner Bank). In order to detail the responsibilities and obligations for all participation interests sold by an Owner Bank to the MPF provider or to other participating MPF Banks, each Owner Bank has entered into a participation agreement with the MPF provider and, as applicable, any other participant MPF Banks. We are responsible for all risk of loss commensurate with our ownership interest in the MPF loans in which we have a participation interest. For an explanation of participation arrangements see MPF Bank Participations below.

Under the investment and services agreement, the MPF provider provides the necessary systems for PFIs to deliver MPF loans to us, establishes daily pricing for MPF loans, prepares reports for us and for the PFIs, and provides quality control services on purchased MPF loans. We also conduct our own quality control program.

The MPF provider calculates and publishes on its eMPF web site pricing grids on a daily basis. After the MPF provider publishes the prices, rates, and fees, we may decline to buy loans for the MPF program on that day. In this case, the MPF provider has the option to purchase 100 percent of loans sold by our PFIs or to refuse to accept loans from our PFIs for that day. We have never declined to buy loans for the MPF program. The prices, rates, and fees associated with the various MPF products are set by the MPF provider using observable third-party pricing sources as inputs to its proprietary pricing model. If market prices move beyond preset ranges, the MPF provider will reset all or some of the prices at any time during a given business day. For MPF loan delivery commitments greater than $1 million, the PFI must contact the MPF provider for pricing based on current market conditions at the time of the commitment.

Participating Financial Institution Agreement

Our members (or eligible housing associates) must specifically apply to become a PFI. We review the general eligibility of the member while the MPF provider reviews the member’s servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. The member and the Bank sign an MPF Program Participating Financial Institution Agreement (PFI agreement) that creates a relationship framework for the PFI to do business with us as a PFI. The PFI agreement provides the terms and conditions for the origination of the MPF loans to be purchased by us and establishes the terms and conditions for servicing MPF loans.

The PFI’s credit-enhancement obligation (the CE amount) arises under its PFI agreement while the amount and nature of the obligation are determined with respect to each master commitment, which is required for sales of loans to the Bank. Under the AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria.

Typically, a PFI will sign one master commitment to cover all the conventional MPF loans it intends to deliver to us in a year or other time period specified in the master commitment agreement. However, a PFI may also sign a master commitment for government MPF loans and it may choose to deliver MPF loans under more than one conventional product, or it may choose to use different servicing remittance options and thus have several master commitments opened at any one time. Master commitments may be for shorter periods than one year and may be extended or increased by agreement of the Bank and the PFI. The master commitment defines the pool of MPF loans for which the CE amount is set so that the risk associated with investing in such pool of MPF loans is equivalent to investing in a AA-rated asset without giving effect to the Bank’s obligation to incur losses up to the amount of the first-loss account (FLA) (as further described below in the Allocation of Losses and Credit Enhancement section).

The PFI’s CE amount for a master commitment covers the anticipated loan losses for that master commitment in excess of the FLA, if any, up to an agreed upon amount. The final CE amount is determined once the master commitment is closed (that is, when the maximum amount of MPF loans are delivered, the maximum CE amount, if any, is reached or the expiration date has occurred).

Under the MPF program, the PFI’s CE may take the form of a direct liability to pay losses incurred with respect to that master commitment, or may require the PFI to obtain and pay for a supplemental mortgage insurance (SMI) policy insuring us for a portion of the losses arising from the master commitment, or the PFI may contract for a contingent performance-based CE fee whereby such fees are reduced by losses incurred by the Bank up to a certain amount arising under the master commitment. Under the AMA regulation, the CE amount that is a PFI’s direct liability must be secured by the PFI in the same way that our advances are secured. The PFI agreement provides that the PFI’s obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement with us and further, that we may request additional collateral to secure the PFI’s obligations. See Allocation of Losses and Credit Enhancement below for further description of the allocation of losses and CE.

All of our acquisitions of loans from PFIs under the MPF program are conducted pursuant to master and delivery commitments. PFIs are neither obligated to enter into master commitments, nor are they obligated to deliver loans against established master commitments. However, once a master commitment is established, the PFI may begin selling loans to the Bank through firm commitments (delivery commitments) under which the PFI is required to deliver a specified dollar amount of loans within a specified period at a price that is specified in the delivery commitment. If the PFI fails to deliver loans in accordance with the terms of a delivery commitment, it may be charged a fee to compensate us for our exposure to adverse market movements.

PFIs deliver MPF loans to us by complying with their delivery commitment. Each MPF loan delivered must conform to within a specified range of interest rates and maturity terms detailed in the delivery commitment or it will be rejected by the MPF system. The MPF loan under a delivery commitment is linked to a master commitment so that the cumulative CE level can be determined. The MPF system rejects loans that exceed the maximum amount of a master commitment, exceed the PFI’s maximum CE amount, or would be funded after the expiration of the master commitment.

The aggregate value of MPF loans delivered by the PFI under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee. Delivery commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a delivery commitment) or extension fees (fees charged to the PFI for extending the time deadline to deliver loans on a delivery commitment), which protect us against changes in market prices.

A normal delivery commitment for our PFIs requires delivery of 1) an aggregate dollar value of loans that 2) must be delivered to us within a set number of days (for example, a minimum three-day delivery commitment or other periods, generally up to a maximum of 45 business days, unless extended for a fee), and 3) within a specified range of coupon rates. Prices, which are subject to market volatility and the length of the delivery period, have generally ranged from a three percent premium to a three percent discount on the outstanding principal amount payable on each MPF loan.

Once an MPF loan is purchased, the PFI must deliver the promissory note and certain other relevant documents to the designated custodian. The PFI makes certain representations and warranties to us, which are contained in the PFI Agreement and in the MPF guides, in connection with each sale of MPF loans. The representations and warranties are similar to those required by Fannie Mae, Freddie Mac, and for MBS and specifically include compliance with anti-predatory-lending laws and the integrity of the data transmitted to the MPF program system.

MPF Bank Participations

For a master commitment to be set up on the MPF provider’s MPF system, we must specify to the MPF provider the participation arrangement that will be applied to the MPF loans to be acquired under the master commitment and in the related delivery commitments. That participation arrangement may range from 100 percent to be retained by us to 100 percent participated to the MPF provider. Generally, the participation arrangement will not change during the period that the master commitment is open. The MPF provider purchases participation interests directly from us and not from our PFI.

For a master commitment with the same participation arrangement throughout the period during which the master commitment is open, the risk-sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•       Each pays its respective pro rata shares of each MPF loan acquired under the master commitment;

•       Each receives its respective pro rata share of principal and interest payments;

•       Each is responsible for its respective pro rata share of CE fees, FLA exposure, and losses incurred with respect to the master commitment; and

•       Each may hedge its share of the delivery commitments as they are issued during the open period.

The participation arrangement for a master commitment may be changed so that either specified future delivery commitments or all future delivery commitments after a specified date will be funded pro rata by the affected MPF Banks under a revised participation arrangement. An MPF Bank’s pro rata interest in each MPF loan, if any, is based on the portion it funded or purchased of that MPF loan, whereas the MPF Bank’s pro rata interest in a master commitment, is based on the aggregate amount of MPF loan participations it funded or purchased as compared to all the MPF loans delivered by the PFI under the master commitment. The MPF Bank receives principal and interest payments based on its pro rata interest in individual MPF loans. However, because the FLA and CE apply to all the MPF loans in a master commitment regardless of participation arrangements, the MPF Bank’s share of losses is based on its final actual participation percentage of all the MPF loans delivered by the PFI under the master commitment. For example, if the MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the losses in that $100 million master commitment though it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others a 50 percent interest.

With regard to recourse provisions related to participation interests, the MPF provider (and any other participating MPF Bank) buys a participation interest in the individual MPF loans concurrently purchased by us from a PFI. The MPF provider has no recourse against us related to the sale of these participations, but we share all losses on a pro rata basis with the MPF provider (and any other participating MPF Bank) to the extent of its participation.

The Owner Bank is responsible for evaluating, monitoring, and certifying to any participant MPF Bank the creditworthiness of each relevant PFI initially, and at least annually thereafter. The Owner Bank is responsible for ensuring that adequate collateral is available from each of its PFIs to secure the CE amounts arising from the origination or sale of MPF loans. The Owner Bank is also responsible for enforcing the PFI’s obligations under the PFI agreement between the PFI and the Owner Bank. See the Participating Financial Institution Agreement discussion above for additional information.

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF loans it delivers. However, certain PFIs may desire to sell the servicing rights under the MPF program’s concurrent sale of servicing option. To date, the MPF program has designated one servicing PFI, which is eligible to acquire servicing rights under this option.

Alternatively, an originating PFI may negotiate with other PFIs to purchase servicing rights, however, this type of arrangement would not include direct support from the MPF program. We have approved one servicing PFI under this option.

The current limited options for selling MPF loans to us on a servicing-released basis may reduce the attractiveness of the MPF program to potential PFIs that do not want to retain servicing. As of December 31, 2005, six PFIs have sold MPF loans to the Bank that are being serviced by third parties, and nine additional PFIs have entered into an agreement to transfer their servicing obligations to a third party when and if they begin selling MPF loans to us. We expect these numbers to increase over time. Typically, when servicing rights for MPF loans are transferred to a third party, the selling PFI institution remains liable for its CE obligation.

The PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF loan and the mortgaged property. Monthly principal and interest payments are withdrawn from the PFI’s deposit account with us on the eighteenth day of each month (or prior business day if the eighteenth is not a business day) based on reports the PFI is required to provide to the master servicer. Based on these monthly reports, the MPF program system makes the appropriate withdrawals from the PFI’s deposit account. Under the scheduled/scheduled remittance option, the PFI is required to make principal and interest payments to the Bank on the due date whether or not the borrower has remitted any payments to the PFI, provided that the collateral securing the MPF loan is sufficient to reimburse the PFI for advanced amounts. This method of remittance is applied in payments on most of the MPF loans that we have purchased to date. There are two other remittance options that a PFI may elect: Actual/actual (A/A) and actual/actual single remittance (A/A SR). With A/A, the PFI remits principal and interest payments each time the total collected exceeds $2,500 (but not less than once a month). Under the A/A SR option, the PFI makes a single remittance on the eighteenth day of the month following receipt of the principal and interest payment. Each of the remittance options has different financial and operational benefits and risks, which affect loan-purchase pricing.

If an MPF loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF guides permit limited types of forbearance plans. If the PFI determines that an MPF loan, which has become 90 days delinquent, is not likely to be brought current, then the PFI is required to prepare a foreclosure plan and commence foreclosure activities. The foreclosure plan includes determining the current condition and value of the mortgaged property and the likelihood of loss upon disposition of the property after foreclosure, or in some cases, a deed in lieu of foreclosure. The PFI is required to secure and insure the property after it acquires title through the date of disposition. After submitting its foreclosure plan to the master servicer, the PFI provides monthly status reports regarding the progress of foreclosure and subsequent disposition activities. Upon disposition a final report must be submitted to the master servicer detailing the outstanding loan balance, accrued and unpaid interest, the net proceeds of the disposition, and the amounts advanced by the PFI, including any principal and interest advanced during the disposition period. If there is a loss on the conventional MPF loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. Gains are the property of the MPF Bank but are available to offset future losses under the master commitment.

Throughout the servicing process, the master servicer monitors the PFI’s compliance with MPF program requirements and makes periodic reports to the MPF provider. The MPF provider will bring any material concerns to our attention. Minor lapses in servicing are simply charged to the PFI rather than being included in determining a loss on an MPF loan. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF loans being transferred to a new, qualified servicing PFI. To date, the master servicer has not reported any major lapses by our PFIs and no PFI’s servicing rights have been terminated in the history of the MPF program. In addition, the MPF guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements.

Quality Assurance

The MPF provider conducts an initial quality assurance (QA) review of a selected sample of MPF loans from the PFI’s initial MPF loan delivery. Thereafter, periodic reviews of a sample of MPF loans are performed to determine whether the reviewed MPF loans complied with the MPF program requirements at the time of acquisition. A QA letter is sent to the PFI noting any critical or general exception compliance matters. The PFI will be required to repurchase any MPF loan or indemnify us for losses on any MPF loan that is determined to be ineligible and for which the ineligibility cannot be cured. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF loans if the concern is not adequately addressed. The MPF provider does not currently conduct any QA reviews of government MPF loans.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only upon the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and we are not aware of any claim, action, or proceeding asserting that the Bank is liable under these laws. However, there can be no assurance that we will never have any liability under predatory- or abusive-lending laws.

Allocation of Losses and Credit Enhancement

The risk characteristics of each MPF loan (as detailed in data provided by the PFI) are analyzed by the MPF provider using Standard & Poor’s LEVELS® model in order to determine the amount of CE required for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology) but the decision whether or not to deliver the loan or group of loans into the MPF program is left with the PFI.

The MPF Bank and PFI share the risk of losses on MPF loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The general allocation of losses is described in the table below:

“Standard & Poor’s LEVELS” and “LEVELS” are registered trademarks of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc.

MPF Loss Layers

•  The first layer of protection against loss is the borrower’s equity in the real property securing the MPF loan.

Second, as is customary for conventional mortgage loans (with LTVs greater than 80 percent), the next layer of protection comes from primary mortgage insurance (MI) issued by qualified MI companies.

•  Such coverage is required for MPF loans with LTVs greater than 80 percent.

•  Covered losses (all types of losses except those generally classified as special hazard losses) are reimbursed by the primary MI provider.

Third, losses for each master commitment that are not paid by primary MI are incurred by the MPF Bank, up to an agreed upon amount, called a first-loss account or FLA.

•  The FLA represents the amount of potential expected losses which the Bank must incur before the member’s CE becomes available to cover losses.

•  The FLA is not a segregated account where funds are accumulated to cover losses. It is simply a mechanism the Bank uses for tracking its potential loss exposure.

Fourth, losses for each master commitment in excess of the FLA, if any, up to an agreed upon amount (the CE amount) are covered by the PFI’s CE.

•  The PFI’s CE amount is sized using the MPF program methodology to equal the amount of losses in excess of, or including, the FLA (depending on the MPF product) that would need to be paid so that any losses in excess of the CE amount and initial FLA would be equivalent to losses experienced by an investor in AA-rated MBS. The PFI may procure secondary mortgage insurance (SMI) to cover losses equal to all or a portion of the CE amount (except that losses generally classified as special hazard losses are not covered by SMI).

•  The PFI is paid a monthly CE fee for managing credit risk on the MPF loans. In most cases, the CE fees are performance-based, which further motivates the PFI to minimize loan losses on MPF loans.

Fifth, any remaining unallocated losses are absorbed by the Bank.

By undertaking to credit enhance (bear the economic consequences of certain losses) on each master commitment, the PFI maintains an interest in the performance of the MPF loans it sells to the Bank. This feature of the MPF program provides continued incentive for active management by the PFI to reduce credit risk in MPF loans and distinguishes the MPF program from other secondary market sale structures. Also, the PFI’s CE amount for each master commitment (which includes any SMI) is sized to equal the amount of expected losses in excess of the FLA (at the time the CE amount is established) that would need to be paid so that any losses in excess of the CE amount and initial FLA would be limited to the losses of an investor in AA-rated MBS, as determined by the MPF program methodology. As required by the AMA regulation, the MPF program methodology has been confirmed by S&P, an NRSRO, as providing an analysis of each master commitment that is comparable to a methodology that the NRSRO would use in determining CE levels when conducting a rating review of the asset or pool of assets in a securitization transaction. Thus the required CE determined by the MPF program methodology is calculated to provide to the MPF Bank the same probability as that of an investor in AA-rated MBS, of incurring losses on any master commitment in excess of the FLA and the required CE amount.

With respect to participation interests, MPF loan losses not avoided by the borrower’s equity or covered by primary MI will be applied to the FLA and allocated among the participants proportionately based upon their respective participation interests. Next, losses will be applied to the PFI’s CE amount which may include SMI, as indicated by the particular MPF product, and finally further losses will be shared based on the participation interests of the Owner Bank and MPF Bank(s) in each master commitment.

Any portion of the PFI’s CE amount that is not covered by SMI is secured by collateral pursuant to the terms of the PFI’s advances agreement with the Bank.

MPF Products

The MPF Loss Layers chart in the Allocation of Losses and Credit Enhancement section above describes the general mechanics for the allocation of losses under the MPF program. The charts below describe how the FLA and the PFI CE amounts are determined for each MPF product type. Each of the MPF products is described in the MPF guides and in marketing materials. The PFI selects the MPF product that best suits its business requirements.

Original MPF—The first layer of losses up to the amount of the FLA is absorbed by the Bank. The member then provides, for a fee paid by the Bank, a second loss CE in an amount needed for the master commitment to have a risk of loss equivalent to a AA-rated MBS. Any losses that exceed the member’s CE amount will be absorbed by the Bank. The average CE fee paid for Original MPF was 10 basis points on outstanding loan balances for both the years ended December 31, 2005 and 2004.

Original MPF
FLA

•  The FLA starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.04 percent to 0.07 percent (four to seven basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment.

•  Over time the FLA is expected to cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the FLA and be charged in part to the PFI’s CE amount.

PFI CE Amount

•  The PFI’s CE amount is sized using the MPF program methodology to equal the amount needed for the master commitment to have a rating equivalent to a AA-rated MBS, without giving effect to the FLA.

•  The PFI is paid a monthly CE fee, typically 0.10 percent (10 basis points) per annum, based on the aggregate outstanding principal balance of the MPF loans in the master commitment.

Original MPF FHA/VA—These mortgage loans are guaranteed by the U.S. government, while the member is responsible for all unreimbursed servicing expenses. The CE fees for Original MPF FHA/VA are paid at a fixed rate of two basis points per year on outstanding loan balances.

Original MPF for FHA/VA

•       Only government MPF loans are eligible for sale under this product.

•       The PFI provides and maintains FHA insurance or a VA guaranty for the government MPF loans and the PFI is responsible for compliance with all FHA or VA requirements and for obtaining the benefit of the FHA insurance or the VA guaranty with respect to defaulted government MPF loans.

•       The PFI’s servicing obligations are essentially identical to those undertaken for servicing loans in a Ginnie Mae security. Because the PFI servicing these MPF loans assumes the risk with respect to amounts not reimbursed by either the FHA or VA, the structure results in the MPF Banks having assets that are expected to perform the same as Ginnie Mae securities.

•       The PFI is paid a monthly government loan fee equal to 0.02 percent (2 basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment in addition to the customary 44 basis point (0.44 percent) per annum servicing fee that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF loans.

•       Only PFIs that are licensed or qualified to originate and service FHA and VA loans and that maintain a mortgage-loan delinquency ratio that is acceptable to the MPF provider and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association from time to time are eligible to sell and service government MPF loans under the MPF program.

MPF 125—The first layer of losses up to the value of the FLA is absorbed by the Bank. The member then provides, for a fee paid by the Bank, a second loss CE in an amount needed for the master commitment to have a risk of loss equivalent to a AA-rated MBS including the FLA. Any losses that exceed the member’s CE amount will be absorbed by the Bank. Additionally, payment of CE fees to the member can be withheld to offset losses incurred by the Bank in the FLA, not to exceed the FLA amount for the life of the pool. The CE fee for MPF 125 is paid at a fixed rate of 10 basis points on outstanding loan balances.

MPF 125

FLA

•  The FLA is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment.

•  Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment. The Bank may economically recover a portion of losses incurred under the FLA by withholding performance-based CE fees payable to the PFI.

PFI CE Amount

•  The PFI’s CE amount is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA-rated MBS and the amount of the FLA.

•  The CE fee is between 0.07 percent and 0.10 percent (seven and 10 basis points) per annum of the aggregate outstanding principal balance of the MPF loans in the master commitment and is performance based in that it is reduced by losses charged to the FLA.

MPF Plus—The first layer of losses up to the amount of the FLA, which is equal to a specified percentage of the outstanding loan balance in the pool as of the sale date, is absorbed by the PFI. The member then provides, for a fee paid by the Bank, a second-loss CE in an amount needed for the master commitment to have a risk of loss equivalent to a AA-rated MBS, including the FLA. The member may acquire an SMI policy to cover the second-layer losses that exceed the deductible FLA of the SMI policy. Second-layer losses not covered by the FLA or SMI coverage amount will be paid by the member, up to the member’s full CE amount. Any losses that exceed the member’s CE amount will be absorbed by the Bank. Payment of the fixed CE fees to the member is paid monthly beginning with the initial funding in a master commitment. Payment of performance CE fees to the member are delayed for 12 months and performance CE fees can be withheld to offset losses incurred by the Bank in the FLA along with future CE fees, not to exceed the FLA amount for the life of the pool. The average CE fee accrued for MPF Plus was 13 basis points on outstanding loan balances for both the years ended December 31, 2005 and 2004.

MPF Plus

FLA

•  The FLA is equal to an agreed upon number of basis points of the aggregate principal balance of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment.

•  Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment. The Bank may economically recover a portion of losses incurred under the FLA by withholding performance-based CE fees payable to the PFI.

PFI CE Amount

•  The PFI is required to provide an SMI policy covering the MPF loans in the master commitment and having a deductible initially equal to the FLA.

•  Depending upon the amount of the SMI policy, the PFI may or may not have a separate CE amount.

•  The performance-based portion of the CE fee is typically between 0.06 percent and 0.07 percent (six and seven basis points) per annum of the aggregate outstanding balance of the MPF loans in the master commitment. The performance-based fee is reduced by losses charge to the FLA and is delayed for one year from the date MPF loans are sold to the MPF Bank. The fixed portion of the CE fee is typically 0.07 percent (seven basis points) per annum of the aggregate outstanding principal balance of the MPF loans in the master commitment. The lower performance-based CE fee is for master commitments without a direct PFI CE amount.

The following table provides a comparison of the MPF products:

MPF Product Comparison Chart

Product Name	Bank’s First-Loss Account Size	PFI Credit- Enhancement Size Description	Credit- Enhancement Fee Paid to the Member	Credit- Enhancement Fee Offset	Servicing Fee to Servicer
Original MPF	4 to 7 basis points/added each year	After first-loss account, up to AA rating.	7 to 10 basis points/year paid monthly	No	25 basis points/year
Original MPF for FHA/VA	N/A	Unreimbursed servicing expenses.	2 basis points/year paid monthly	No	44 basis points/year
MPF 125	100 basis points fixed	After first-loss account, up to AA rating.	10 basis points/year paid monthly	Yes	25 basis points/year
MPF Plus	35 basis points fixed	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to AA rating.	13 to 14 basis points/year paid monthly	Yes	25 basis points/year

As specified in each master commitment, PFIs provide a level of CE to the Bank on MPF loans they deliver through the program, for which they receive a CE fee. This CE is an obligation on the part of the PFI and ensures the retention of credit risk on loans the PFI originates. The amount of the CE is determined so that any losses that we and the participating MPF Banks may incur that are in excess of the FLA and the CE amount would be limited to those that may be expected by an asset rated AA by an NRSRO. The amount of this obligation is either fully collateralized by the member or covered by supplemental primary mortgage insurance provided by a primary mortgage-insurance company rated at least AA. Acceptable collateral sufficient to cover the amount of CE amount includes all forms of collateral allowed to secure advances. The CE fee compensates the member for managing this portion of the inherent risk in the loans. These fees are paid monthly based upon the remaining unpaid principal balance of the MPF loans originated by the member. The required CE obligation amount may vary depending on the particular MPF product selected. For the years ended December 31, 2005, 2004, and 2003, the Bank paid $4.3 million, $3.9 million, and $3.4 million, respectively, in CE fees to its members. CE fees are recorded as a reduction of interest income on the statement of income.

In MPF conventional loan products (that is, nongovernment loans), the Bank absorbs the first credit losses that are experienced on each master commitment up to the amount of the FLA of that master commitment. For the MPF 125 and MPF Plus products, the Bank can recoup its losses by withholding the performance CE fee paid to the PFI until the CE fees are exhausted. If the CE fees due to the member are not sufficient to mitigate the Bank’s loss on the FLA, the Bank absorbs the loss. The Bank is also exposed to potential credit losses in the MPF program through the failure of a mortgage-insurance provider to perform as agreed, and through credit losses in excess of the credit-loss protection provided by the PFI in the second-loss position. To date, the Bank has not sustained any credit losses in excess of the FLA.

The Bank’s loan-loss reserve reflects the Bank’s expectation of credit losses inherent in the MPF portfolio. The loan-loss reserve is different from the FLA. The FLA is determined by a contractual agreement between the Bank and the PFI, is based on expected losses over the life of the MPF loans in the master commitment and generally reflects the Bank’s maximum exposure to loss except in the case of losses exceeding those expected in a AA-rated MBS. The Bank’s loan-loss reserve is determined in accordance with generally accepted accounting principles (GAAP) requirements.

Consolidated Obligations

COs, consisting of bonds and discount notes (DNs), are the principal funding source for the Bank. COs represent the primary source of debt used by the Bank to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. The Bank’s ability to access the capital markets through the sale of COs across a broad range of maturities and through a variety of debt structures allows the Bank to manage its balance sheet. Moody’s Investors Service (Moody’s) currently rates COs Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the predicted likelihood of timely payment of principal and interest on the COs. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with excellent capital-market access. However, the enactment of certain legislative and regulatory proposals could adversely affect the Bank’s access to the capital markets. See the Capital section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

CO Bonds.   CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including LIBOR, Constant Maturity Treasury (CMT), Eleventh District Cost of Funds Index (COFI), and others. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which the Bank can redeem bonds prior to maturity, specified interest-rate-related trigger events under which the bonds would be automatically redeemed prior to maturity, and coupon caps or floors for floating-rate coupon debt.

CO bonds are traditionally issued to raise intermediate and long-term funds for the Bank. The maturities of the majority of bonds range from one to 10 years, but they are not subject to any statutory or regulatory limits on maturity. The Bank often issues bonds with terms longer than 10 years. However, the Bank also often enters into matched-term interest-rate swaps to effectively convert the bond coupon to a LIBOR-based floating coupon as a less-expensive substitute for DN funding. The FHLBanks are among the world’s most active issuers of debt, issuing on a daily basis. The Bank frequently participates in these issuances, sometimes engaging in several issuances in a single day. The Bank places orders through the Office of Finance or responds to inquiries by authorized underwriters. In most cases, the Office of Finance is able to issue the requested bonds and allocate proceeds in accordance with each FHLBank’s requested amount. In some cases, proceeds from partially fulfilled offerings must be allocated in accordance with predefined rules that apply to particular issuance programs.

Discount Notes.   CO DNs are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to 365 days (or 366 in a leap year). The Bank generally participates in DN issuance on a daily basis as a means of funding short-term assets and managing its short-term funding gaps. Each FHLBank submits commitments to issue DNs in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits that the Bank has specified in its commitment, above which the Bank will not accept funding. DNs are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors. The selling group dealers receive no selling concession if the bonds are sold at auction. Otherwise, the Bank pays them a selling concession.

Finance Board regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total COs outstanding:

•       Cash;

•       Obligations of, or fully guaranteed by, the U.S. government;

•       Secured advances;

•       Mortgages, which have any guaranty, insurance, or commitment from the U.S. government or any agency of the U.S.;

•       Investments described in Section 16(a) of the FHLBank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•       Other securities that are assigned a rating or assessment by an NRSRO that is equivalent or higher than the rating or assessment assigned by that NRSRO to COs.

The following table illustrates the Bank’s compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2005	2004
Non-pledged asset totals
Cash and due from banks	$9,683	$11,891
Advances	38,067,896	30,208,753
Investments(1)	14,466,788	17,296,108
Mortgage loans, net	4,886,494	4,011,981
Accrued interest receivable	190,056	140,661
Less: pledged assets	(121,077)	(173,256)
Total non-pledged assets	$57,499,840	$51,496,138
Total consolidated obligations	$53,781,976	$47,770,395
Ratio of non-pledged assets to consolidated obligations	1.07	1.08

(1)          Investments include interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

Although each FHLBank is primarily liable for the portion of COs corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs. Under Finance Board regulations, if the principal or interest on any CO issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Board determines that an FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all COs outstanding, or on any other basis the Finance Board may determine.

The Finance Board has never required the Bank to repay obligations in excess of our participation nor have they allocated to the Bank any outstanding liability of any other FHLBank’s COs.

Capital Resources

Capital Plan.   On May 8, 2002, the Finance Board approved the Bank’s capital plan and additional amendments were approved on August 6, 2003. On April 19, 2004, the Bank implemented its new capital plan and replaced all of the Bank’s outstanding stock with shares of Class B stock. The Class B stock may be issued, redeemed, and repurchased by the Bank only at its par value of $100 per share. Capital stock outstanding is redeemable by a withdrawing member on five years’ notice. Members that withdraw from membership may not reapply for membership in any FHLBank for five years. At the Bank’s discretion, members may redeem at par value any capital stock greater than their minimum investment requirement or sell it to other Bank members at par value. The Bank’s Class B stock is exempt from registration under the Securities Act of 1933. The Bank’s capital plan is provided as Exhibit 4.

Members were permitted to opt out of the capital-stock conversion and withdraw from membership by submitting written notice of intent to withdraw no later than February 19, 2004. Members were also permitted to request that a specified percentage of any shares held in excess of their total stock-investment requirement be repurchased by the Bank, subject to the Bank’s discretion. Eight members opted out by submitting written notice of their intent to withdraw from membership, requiring the redemption of $109.1 million of capital stock on April 19, 2004. Additionally, 52 members requested that the Bank repurchase an estimated $627.0 million of capital stock in excess of the members’ total stock requirement. The Bank honored these requests. Accordingly, on April 19, 2004, the Bank’s total outstanding capital stock was reduced to $1.8 billion.

Redemptions of Capital Stock.   Our capital plan requires that members purchase Class B stock equal to the value of the sum of (1) 0.35 percent of the value of certain member assets eligible to secure advances, (2) 3.0 percent of the amount of overnight advances, and (3) 4.5 percent of the value of other advances and other specified assets related to activity between the Bank and the member, which we refer to in the aggregate as the member’s total stock-investment requirement. Any stock held by a member in excess of this amount is considered excess capital stock. At December 31, 2005, members and nonmembers with capital stock outstanding held excess capital stock totaling $353.0 million, representing approximately 13.9 percent of total capital stock outstanding.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period. Also subject to a five-year redemption period are shares of stock held by a member that (1) gives notice of intent to withdraw from membership, or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the five-year stock-redemption period, the Bank must comply with the redemption request unless doing so would cause the Bank to fail to comply with its minimum regulatory capital requirements, would cause the member to fail to comply with its total stock-investment requirements, or would violate any other regulatory prohibitions.

Mandatorily Redeemable Capital Stock.   In compliance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), the Bank reclassifies stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2005, the Bank had $8.3 million in capital stock subject to mandatory redemption from five former members. This amount has been classified as a liability for mandatorily redeemable capital stock in the statement of condition in accordance with SFAS 150. It is anticipated that $7.9 million of these shares will be redeemed by 2009 and $0.4 million will be redeemed by 2010. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, in its sole discretion, repurchase the excess activity-based stock as described below.

Repurchases of Excess Capital Stock.   The Bank may, in its sole discretion, repurchase excess capital stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing by the member, if the repurchase will not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. In conjunction with the implementation of the Bank’s capital plan on April 19, 2004, the Bank repurchased $627.0 million of excess capital stock. Throughout the remainder of 2004 following the implementation of the Bank’s capital plan, the Bank repurchased $65.5 million of excess capital stock, and through the year ended December 31, 2005, the Bank repurchased $356.1 million of excess capital stock.

Additionally, the Bank’s board of directors has a right and an obligation to call for additional capital-stock purchases by the Bank’s members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than AA from an NRSRO.

Dividends.   The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. Refer to Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank’s board of directors may declare and pay dividends in either cash or capital stock.

Retained Earnings.   In August 2003, the Finance Board issued guidance to the FHLBanks calling for each FHLBank, at least annually, to assess the adequacy of its retained earnings. The Finance Board cited the increased risks to earnings associated with the FHLBanks’ significant use of derivatives (due to hedge ineffectiveness) and to the FHLBanks’ increasing purchases of mortgage loans as the reason for this guidance.

In March of 2004, the Bank’s board of directors adopted a methodology for determining the Bank’s target level of retained earnings based on risk factors that could adversely affect the Bank’s income. The methodology sought to establish a base of retained earnings necessary to cover 95 percent of potential earnings threats due to market risk and to cover the potential losses that might occur due to credit impairment of assets to a BBB level. The Bank’s retained earnings plan called for the Bank to achieve a balance of retained earnings of $88.0 million by December 31, 2004. At December 31, 2004, the balance of retained earnings was $95.9 million.

During 2004, the Bank enhanced its methodology for determining retained earnings adequacy, specifically incorporating the Bank’s value-at-risk market risk measurement which captures 99 percent of potential changes in the Bank’s market value of equity due to potential parallel and nonparallel shifts in yield curves applicable to the Banks assets, liabilities and off-balance-sheet transactions. The enhanced methodology also incorporates potential adverse ratings migrations for the Bank’s assets, including potential ratings downgrades and potential defaults. In December 2004, the Bank’s board of directors adopted this new methodology that resulted in a revised targeted retained earnings level of $120 million for 2005. At December 31, 2005, the balance of retained earnings was $135.1 million.

In November 2005, the Bank’s board of directors adopted a new targeted retained earnings level of $154 million, to be achieved by December 31, 2006, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance sheet composition and on projected market conditions as of December 31, 2006. To the extent that the target level remains within a range of $143 million to $189 million, which represents optimistic and pessimistic projected retained earnings requirements, respectively, the Bank is not required to adjust its dividend strategy.

The Bank’s retained earnings target could be superceded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. See Item 1A—Risk Factors. The Bank will continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Interest-Rate-Exchange Agreements

Finance Board regulations establish guidelines for interest-rate-exchange agreements. The Bank can use interest-rate swaps, swaptions, interest-rate-cap and floor agreements, calls, puts, futures, and forward contracts as part of its interest-rate-risk management and funding strategies. Finance Board regulations require the documentation of nonspeculative use of these instruments and establish limits to credit risk arising from these instruments.

In general, the Bank uses interest-rate-exchange agreements in three ways: 1) by designating them as a fair-value or cash-flow hedge of an underlying financial instrument, firm commitments, or a forecasted transaction, 2) economic hedges in asset-liability management that are undesignated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), or 3), by acting as an intermediary between members and the capital markets. For example, the Bank uses interest-rate-exchange agreements in its overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets, including advances, investments, and mortgage loans, and/or to adjust the interest-rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate-exchange agreements to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.

The Bank may enter into interest-rate-exchange agreements concurrently with the issuance of COs to reduce funding costs. This allows the Bank to create synthetic floating-rate debt at a cost that is lower than the cost of a floating-rate cash instrument issued directly by the Bank. This strategy of issuing bonds while simultaneously entering into interest-rate-exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members. The continued attractiveness of the debt depends on price relationships in both the bond market and interest-rate-exchange markets. When conditions in these markets change, the Bank may alter the types or terms of COs issued.

The most common ways in which the Bank uses derivatives are:

•       To reduce funding costs by combining a derivative and a CO. The combined funding structure can be lower in cost than a comparable CO bond;

•       To preserve a favorable interest-rate spread between the yield of an asset (for example, an advance) and the cost of the supporting liability (for example, the CO bond used to fund the advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when the interest rate on the advance and/or the interest rate on the bond change differently or change at different times;

•       To mitigate the adverse earnings effects of the shortening or extension of certain assets (for example, advances or mortgage assets) and liabilities; and

•       To protect the value of existing asset or liability positions or of anticipated transactions.

Advances that have embedded options allowing the Bank to accelerate repayment on or after certain dates (for example, putable advances) and advances with coupon structures containing derivatives (for example, a floating-rate advance with an embedded cap) are usually hedged in a manner that offsets the embedded derivative feature and creates a synthetic floating-rate advance. For example, a putable advance is hedged with an interest-rate swap that pays a fixed rate and receives a variable LIBOR rate, but can be terminated by the swap counterparty on the same dates that the Bank can accelerate repayment of the hedged advance. The Bank can hedge a LIBOR floating-rate advance with an embedded cap by purchasing an interest-rate cap that accrues interest when LIBOR exceeds the cap strike rate (inclusive of any coupon-spread adjustment to LIBOR) embedded in the advance. The hedge is structured so that the Bank maintains a net neutral derivative position, meaning that the effects of the embedded derivative are offset by the hedging derivative. Derivative instruments discussed above affect both net interest income and other income (loss). In most cases, the Bank opts to hedge these advances, but may choose not to hedge in cases when the advance’s embedded optionality creates an offset to risks elsewhere in the Bank’s balance sheet. In this case, the Bank would likely not hedge these advances.

For fixed-rate bullet advances that receive only interest payments until maturity and that do not contain an option for the member to accelerate repayment without a make-whole prepayment fee, the Bank may decide to enter into an interest-rate swap that effectively converts the fixed rate to a floating rate. The Bank funds these synthetic floating-rate advances with synthetic floating-rate debt or three-month DNs. In deciding whether to swap fixed-rate bullet advances, the Bank analyzes the disparity between the cost of funds/swap-curve spread and the three-month DN/LIBOR spread. In the case where this disparity is large, the Bank would likely swap the advance and pass the savings in the form of lower advance rates to our members.

The effects on net interest income are discussed in the section, Managements Discussion and Analysis—Results of Operations—Net Interest Spread and Net Interest Margin, while the effects on other income (loss) are discussed in the section, Management Discussion and Analysis—Results of Operations—Other Income (Loss) and Other Expenses.

Competition

Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of liquidity for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative-funding sources, including sales of securities under agreements to resell and brokered certificates of deposit, while larger members may have access to federal funds, negotiable certificates of deposit, bankers’ acceptances, and medium-term notes, and may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a variety of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral.

The Bank competes for the purchase of mortgage loans held for portfolio. For single-family products, the Bank competes primarily with other GSEs, such as Fannie Mae and Freddie Mac. The Bank competes primarily on the basis of price and products.

The Bank also competes with corporate, sovereign, and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. Similar factors to those noted above may adversely impact the Bank’s ability to effectively complete transactions in the swap market. Because the Bank uses interest-rate-exchange agreements to modify the terms of many of its CO bond issues, conditions in the swap market may affect the Bank’s cost of funds.

In addition, the sale of callable debt and the simultaneous execution of callable interest-rate-exchange agreements that mirror the debt have been important sources of competitive funding for the Bank. As such, the availability of markets for callable debt and interest-rate-exchange agreements may be an important determinant of the Bank’s relative cost of funds. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for interest-rate-exchange agreements. There can be no assurance that the current breadth and depth of these markets will be sustained.

Assessments

REFCorp Assessment.   Although the Bank is exempt from all federal, state, and local taxation, except for property taxes, it is obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. The REFCorp contribution requirement was established by Congress in 1989 to provide funds to pay a portion of the interest on debt issued by the Resolution Trust Corporation that was used to assist failed savings and loan institutions. These interest payments totaled $300 million per year, or $75 million per quarter for the 12 FHLBanks through 1999. In 1999, the GLB Act changed the annual assessment to a flat rate of 20 percent of net earnings (defined as GAAP net income) after AHP expense. Since 2000, the FHLBanks have been required to make payments to REFCorp until the total amount of payments made is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. The expiration of the obligation is shortened as the 12 FHLBanks make payments in excess of $75 million per quarter.

Because the FHLBanks contribute a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid have exceeded the required $75 million per quarter for the past several years. As specified in the Finance Board regulation that implemented section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate zero-coupon yields used in this calculation. Through December 31, 2005, the FHLBanks have satisfied the $300 million annual annuity requirements for all years between 2030 and 2018 and $44.7 million of the $300 million requirement for 2017. These defeased payments, or portions thereof, could be restored in the future if actual REFCorp payments of the 12 FHLBanks fall short of $75 million in any given quarter. Contributions to REFCorp will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBanks, the total cumulative amount to be paid by the Bank to REFCorp is not determinable.

AHP Assessment.   Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of the current year’s net income before charges for AHP, REFCorp, and interest expense associated with mandatorily redeemable capital stock (regulatory net income), minus the assessment for REFCorp. This definition of regulatory net income for purposes of calculating the AHP assessment has been determined by the Finance Board.

In annual periods where the Bank’s regulatory net income is zero or less, the AHP assessment for the Bank is zero. However, if the annual 10 percent contribution provided by each individual FHLBank is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank’s income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined. REFCorp determines allocation of this shortfall. There was no such shortfall in any of the preceding three years.

The actual amount of the AHP contribution is dependent upon both the Bank’s regulatory net income minus payments to REFCorp, and the income of the other FHLBanks; thus future contributions are not determinable.

Through the AHP, the Bank is able to address some of the affordable-housing needs of the communities served by its members. The Bank partners with member financial institutions to work with housing organizations to apply for funds to support initiatives that serve very low- to moderate-income households. The Bank uses funds contributed to the AHP program to award grants and low interest-rate advances to its member financial institutions that make application for such funds for eligible, largely nonprofit, affordable housing development organizations in their respective communities. Such funds are awarded on the basis of an AHP Implementation Plan adopted by the Bank’s board of directors, which implements a nationally based scoring methodology mandated by the Finance Board.

The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides its net income before AHP and REFCorp assessments to the REFCorp, which then performs the calculations at each quarterend date.

ITEM 1A.   RISK FACTORS

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. The risks described below, if realized, could negatively affect the Bank’s business operations, financial condition, and future results of operations, and, among other things, could result in the Bank’s inability to pay dividends in respect of its common stock.

The Bank May Become Liable for All or a Portion of the Consolidated Obligations of the FHLBanks.

Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of COs.

The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could negatively affect the Bank’s financial condition and results of operations.

The Bank is Subject to a Complex Body of Laws and Regulations, which Could Change in a Manner Detrimental to the Bank’s Operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Board, an independent agency in the executive branch of the federal government, that regulates the Bank. Congress may amend the FHLBank Act in ways that significantly affect (1) the rights and obligations of the FHLBanks, and (2) the manner in which the FHLBanks carry out their housing-finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on the Bank’s ability to conduct business, or on the cost of doing business.

The Bank cannot predict whether new regulations will be promulgated or whether Congress will enact legislation, and the Bank cannot predict the effect of any new regulations or legislation on the Bank’s operations. Changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks’ cost of funding, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending investment or mortgage purchase-program-activities, which could negatively affect the Bank’s financial condition and results of operations.

Further, the Bank will incur additional legal, accounting, and compliance costs as an SEC registrant and with its ongoing reporting and certification obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as be exposed to uncertainty and risks which could have a negative effect on the Bank’s ability to conduct business, and on its cost of doing business.

Industry Consolidation.

A financial institution acquiring a member of the Bank would be precluded from becoming a member unless it maintained a charter in one of the New England states. The current chair of the Finance Board testified at a Congressional hearing on July 12, 2004, that the Finance Board has no plan to act on the issue of multidistrict membership, where financial institutions could become members of multiple FHLBank districts without establishing a charter in multiple districts. However, there can be no assurance that the Finance Board or any new regulator will continue to take this position. Continued industry consolidation of large members could lead to the concentration of large members in some FHLBank districts and a related decrease in membership and significant loss of business for some FHLBanks. Therefore, a decision by the Finance Board to permit multidistrict membership could significantly affect the business and operations of the Bank and the FHLBank System and it is possible that multidistrict membership would result in greater competition among the FHLBanks.

Changes in Interest Rates Could Significantly Affect the Bank’s Earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding loans and investments and interest paid on the Bank’s borrowings and other liabilities, as measured by its net interest spread. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low interest-rate environments, or will remain outstanding at below-market yields when interest rates increase. In any case, interest rate moves contrary to the Bank’s position could negatively affect the Bank’s financial condition and results of operations.

The Bank Relies Upon Derivative Instruments to Reduce Its Interest-Rate Risk, and the Bank May Not Be Able to Enter Into Effective Derivative Instruments on Acceptable Terms.

The Bank uses derivative instruments to attempt to reduce its interest-rate risk and mortgage-prepayment risk. The Bank’s management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank’s effective use of these instruments depends upon the ability of the Bank’s management to determine the appropriate hedging positions in light of the Bank’s assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank’s hedging strategy depends upon the Bank’s ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank’s corresponding obligations. If the Bank is unable to manage its hedging positions properly, or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to effectively manage its interest-rate and other risks, which could negatively affect the Bank’s financial condition and results of operations.

Counterparty Credit Risk Could Adversely Affect the Bank.

The Bank assumes unsecured credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreement could have an adverse effect on the Bank’s financial condition and results of operations.

Changes in the Bank’s or Other FHLBanks’ Credit Ratings May Adversely Affect the Bank’s Ability to Issue Consolidated Obligations on Acceptable Terms.

The Bank currently has the highest credit rating from Moody’s and S&P. In addition, the COs of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings.

S&P has assigned six other FHLBanks a negative outlook rating and lowered its long-term counterparty credit rating on three FHLBanks through December 31, 2005, in each case to AA+ from AAA. Although the credit ratings of the COs of the FHLBanks have not been affected by these actions, similar ratings actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue COs on acceptable terms, which could negatively affect the Bank’s financial condition and results of operations.

The Bank’s Funding Depends upon Its Ability to Access the Capital Markets.

The Bank’s primary source of funds is the sale of COs in the capital markets. The Bank’s ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed, the Bank’s ability to support and continue its operations would be adversely affected, which would negatively affect the Bank’s financial condition and results of operations.

The Bank Faces Competition for Loan Demand, Which Could Adversely Affect Earnings.

The Bank’s primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Many of the Bank’s competitors are not subject to the same body of regulation applicable to the Bank. This is one factor among several that may enable them to offer wholesale funding on terms that the Bank is not able to offer and that members deem more desirable than the terms offered by the Bank on its advances.

The availability to the Bank’s members of different products from alternative funding sources, the terms of which they find more desirable than the terms of products offered by the Bank, may significantly decrease the demand for the Bank’s advances. Further, any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the profitability on advances, may reduce earnings, and may result in lower dividend yields to members. More generally, a decrease in the demand for advances, or a decrease in the Bank’s profitability on advances may negatively affect the Bank’s financial condition and results of operations.

A Decrease in the Bank’s Earnings Could Reduce AHP Subsidies to the Bank’s Members.

In order to fund its AHP, each FHLBank is required to contribute the greater of (1) 10 percent of its net income before AHP charges (excluding the interest expense on mandatorily redeemable capital stock), but after the assessment for REFCorp (further discussed and explained below) and (2) its prorated share of the FHLBank System’s minimum $100 million annual contribution. Obtaining access to the subsidies in the AHP is a significant benefit to the Bank’s members and if the Bank’s earnings were adversely affected for any reason, then the amount of subsidies would be reduced.

Increased AHP Contributions by the Bank Could Decrease the Dividends Paid to its Members.

If the total annual net income of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10 percent of its net income to its AHP to meet the minimum $100 million annual contribution. Increasing the Bank’s AHP contribution in such a scenario would reduce the Bank’s net income after AHP charges and could reduce the dividend paid to members during relevant periods.

The Bank Relies Heavily Upon Information Systems and Other Technology.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. While the Bank has implemented a Disaster Recovery and Business Continuity Plan, the Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Any failure or interruption could significantly harm the Bank’s customer relations, risk management, and profitability, which could negatively affect the Bank’s financial condition and results of operations.

The Bank May Not Be Able to Pay Dividends at Rates Consistent with Past Practices.

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s previously retained earnings and current net income.

The Bank’s ability to pay dividends is subject to statutory and regulatory requirements. For example, potential promulgation of regulations requiring higher levels of retained earnings or mandated revisions to the Bank’s retained earnings model could lead to higher required levels of retained earnings, and thus, lower amounts of net income available to be paid out as dividends.

Further, events such as changes in the Bank’s market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain GAAP may affect the adequacy of the Bank’s retained earnings and may require the Bank to increase its target level of retained earnings and concomitantly reduce its dividends from historical dividend levels in order to achieve and maintain the future targeted amounts of retained earnings.

The Public Perception of Government-Sponsored Enterprises, Such as the Bank, May Adversely Affect the Bank’s Business Activities, Future Advance Balances, and the Cost of Raising Capital.

The three housing-related GSEs, Fannie Mae, Freddie Mac, and the FHLBank System, issue AAA-rated agency debt to fund their operations. These GSEs have grown significantly in recent years and have actively issued increased amounts of debt securities to raise capital. The capital markets have been under pressure to absorb this increase of debt issuances. Recent negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.

The FHLBank System may have to pay a higher rate of interest on its COs to make them attractive to investors. If the Bank maintains its existing pricing on advances, the resulting increased costs of issuing COs may negatively impact the Bank’s financial condition and results of operations and could cause advances to be less profitable for the Bank. If, in response to this decrease in spreads, the Bank changes the pricing of its advances, the advances may be less attractive to members, and the amount of new advances and the Bank’s outstanding advance balances may decrease. In either case, the increased cost of issuing COs may negatively affect the Bank’s financial condition and results of operations.

The Bank’s Business Activities May Be Adversely Affected Due to Strategy Changes by Other FHLBanks.

As part of the Bank’s business, it participates in the MPF program with the Federal Home Loan Bank of Chicago, which accounts for nine percent of the Bank’s total assets as of December 31, 2005, and approximately 14 percent of net interest income after provision for credit losses on mortgage loans. If the FHLBank of Chicago changes the program or ceases to operate the program, this would have a negative impact on the Bank’s mortgage-purchase business, and related decrease in net interest margins.

ITEM 2.                PROPERTIES

The Bank occupies 60,744 square feet of leased office space at 111 Huntington Avenue, Boston, Massachusetts 02199. The Bank also maintains 9,969 square feet of leased property for an off-site back-up facility in Westborough, Massachusetts. The Bank believes its properties are adequate to meet its requirements for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank’s financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Elections were held during the fourth quarter of fiscal year 2005 for one director in each of Connecticut, Massachusetts and Rhode Island. Members were required to submit written ballots for the election by October 28, 2005. The results of the voting was as follows:

	Members Voting	Members Not Voting	Total Votes Cast	Total Votes Not Cast
State:
Connecticut	49	22	1,063,391	349,336
Massachusetts	192	52	2,894,110	625,287
Rhode Island(1)	—	—	—	—

(1)   Kevin M. McCarthy was unopposed and therefore no votes were cast.

Name	Member	Votes Received
Connecticut
Mark E. Macomber	Litchfield Bancorp	895,142
President and Chief Executive Officer	294 West Street
	Litchfield, CT 06759
Rheo A. Brouillard	Savings Institute Bank & Trust Company	111,715
President and Chief Executive Officer	803 Main Street
	Willimantic, CT 06226
Duncan C. Stoddard	Chelsea Groton Savings Bank	37,133
President and Chief Executive Officer	1 Franklin Square
	Groton, CT 06340
David J. O’Connor	Enfield Federal Savings & Loan Association	19,401
President and Chief Executive Officer	660 Enfield Street
	Enfield, CT 06083
Massachusetts
Robert F. Verdonck	East Boston Savings Bank	1,715,655
President and Chief Executive Officer	67 Prospect Street
	Peabody, MA 01960
Jonathan G. Sloane	Century Bank and Trust Company	817,086
Co-President and Co-Chief	400 Mystic Avenue
Executive Officer	Medford, MA 02155

Peter J. Muise	First Citizen’s Federal Credit Union	361,369
Executive Vice President and	271 Union Street
Chief Operating Officer	Fairhaven, MA 02719
Rhode Island
Kevin M. McCarthy	Newport Federal Savings Bank	Unopposed
President and Chief Executive Officer	100 Bellevue Avenue
	Newport, Rhode Island 02840

The following individuals were reelected as directors, consistent with the voting set forth above, effective January 1, 2006:

•       Mark E. Macomber

•       Kevin M. McCarthy

•       Robert F. Verdonck (subsequently reappointed as Chairman of the Board)

The term of office as a director for the following individuals continued following the vote:

•       Stephen F. Christy

•       Steven A. Closson

•       Arthur R. Connelly

•       Peter F. Crosby

•       Joyce H. Errecart *

•       Charles F. Frosch

•       Jan A. Miller

•       William P. Morrissey

•       James L. Taft Jr. *

*                    Appointed by the Finance Board.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank capital stock is issued and redeemed at its par value of $100 per share. The Bank’s stock is not publicly traded and can be held only by the Bank’s members. As of February 28, 2006, 464 members and five nonmembers held a total of 27.1 million shares of the Bank’s Class B stock, which is the only class of stock outstanding.

During 2005, 2004, and 2003, the Bank declared quarterly cash dividends as outlined in the following table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member’s average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. Dividends are solely within the discretion of the Bank’s board of directors. Generally, the dividend rate is based upon a spread to average short-term interest rates experienced during the quarter. There can be no assurance that the historical spreads will be sustained in the future.

Quarterly Dividends Declared
(dollars in thousands)

	2005			2004			2003
	Average		Annualized	Average		Annualized	Average		Annualized
	Capital	Dividend	Dividend	Capital	Dividend	Dividend	Capital	Dividend	Dividend
Quarter Ending	Stock	Amount	Rate	Stock	Amount	Rate	Stock	Amount	Rate
March 31	$ 2,135,423	$ 21,062	4.00%	$ 2,385,324	$ 12,751	2.15%	$ 2,304,177	$ 18,465	3.25%
June 30	2,103,558	22,289	4.25	1,924,593	11,963	2.50	2,555,749	20,071	3.15
September 30	2,100,318	22,499	4.25	1,846,449	13,910	3.00	2,496,776	19,194	3.05
December 31	2,469,586	30,190	4.85	1,909,622	16,801	3.50	2,416,865	16,753	2.75

The board of directors approved payment of a cash dividend for the first quarter of 2006 at an annualized rate of 5.25 percent. The Bank expects to pay this dividend on or about April 4, 2006.

Dividends have traditionally been declared during each fiscal quarter and paid to members in the month following the end of each fiscal quarter. Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Board regulations, the Bank may not declare a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fall below its minimum capital requirements as a result of a dividend. Further, the Bank may not pay dividends to its members if the principal and interest due on any CO issued through the Office of Finance, on which it is the primary obligor has not been paid in full, or under certain circumstances, if the Bank becomes a noncomplying FHLBank as that term is defined in Finance Board regulations as a result of its inability to either comply with regulatory liquidity requirements or satisfy its current obligations.

On February 17, 2006, the board of directors of the Bank approved a dividend schedule transition plan under which dividends will be declared and paid. Under the plan, dividends for the first and second quarters of 2006 would be declared in March and June, respectively, and paid on the second business day of the following month. A third dividend for 2006, expected to be declared in November and paid in December, would represent two quarterly dividends since only three dividends would otherwise be declared in 2006. Beginning in 2007, quarterly dividends are anticipated to be declared in February, May, August, and November and paid on the second business day of the month that follows. The change in schedule will enable the Bank’s board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income.

On March 8, 2006, the Finance Board approved a proposed regulation establishing minimum required retained earnings levels that would allow the Bank to declare and pay up to 50 percent of quarterly net income as dividends until the minimum required retained earnings level was achieved. See the Recent Legislative and Regulatory Developments section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The Bank has not yet determined the impact of the proposed regulation on the dividend schedule transition plan described in the preceding paragraph.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from the Bank’s audited financial statements. Financial information is included elsewhere in this report in regards to the Bank’s financial condition as of December 31, 2005 and 2004, and the Bank’s results of operations for the years ended December 31, 2005, 2004, and 2003. This selected financial data should be read in conjunction with the Bank’s financial statements and the related notes thereto appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Statement of Condition
Total assets	$ 57,700,034	$ 51,755,095	$ 41,896,215	$ 41,477,179	$ 38,184,976
Investments(1)	14,466,788	15,796,108	10,566,179	11,727,264	11,682,279
Securities purchased under agreements to resell	—	1,500,000	500,000	39,000	1,550,000
Advances	38,067,896	30,208,753	26,074,230	26,931,239	24,361,152
Mortgage loans held for portfolio, net	4,886,494	4,011,981	4,536,698	2,488,181	329,874
Deposits and other borrowings	602,091	890,869	946,166	1,980,322	2,543,214
Consolidated obligations, net	53,781,976	47,770,395	37,404,025	35,909,521	32,875,059
AHP liabilities	35,957	33,199	32,180	31,416	37,165
REFCorp liability	13,366	5,137	6,032	6,141	4,446
Mandatorily redeemable capital stock	8,296	57,882	—	—	—
Class B capital stock outstanding—putable (2), (3)	2,531,145	2,085,814	—	—	—
Capital stock outstanding—putable(2)	—	—	2,427,960	2,278,446	1,984,948
Total capital	2,677,749	2,178,964	2,472,045	2,294,583	2,032,915
Results of Operations
Net interest income	$ 253,607	$ 215,192	$ 207,633	$ 171,241	$ 205,489
Other (loss) income	(29,734)	(53,430)	(49,211)	(36,014)	(22,226)
Other expense	46,184	39,645	33,789	30,897	26,852
AHP and REFCorp assessments	49,045	32,472	33,065	27,373	40,779
Net income	135,260	89,522	91,563	75,800	112,923
Other Information(4)
Dividends declared	$ 96,040	$ 55,425	$ 74,483	$ 78,203	$ 113,271
Dividend payout ratio	71.00%	61.91%	81.35%	103.17%	100.31%
Weighted-average dividend rate(5)	4.36	2.75	3.05	3.68	5.88
Return on average equity	5.81	4.25	3.65	3.48	5.66
Return on average assets	0.27	0.22	0.21	0.19	0.30
Net interest margin(6)	0.51	0.52	0.48	0.43	0.54
Total capital ratio(7)	4.62	4.22	5.94	5.60	5.32

(1)           Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)           Capital stock is putable at the option of a member.

(3)           On April 19, 2004, the Bank replaced its capital-stock-subscription structure as mandated by the GLB Act.

(4)           Yields are annualized.

(5)           Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)           Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

(7)           Total capital ratio is capital stock plus retained earnings as a percentage of total assets. See Management’s Discussion and Analysis—Capital regarding the Bank’s regulatory capital ratios.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

Forward-looking statements in this registration statement include, among others, the following:

•       the Bank’s projections regarding income, retained earnings, and dividend payouts;

•       the Bank’s expectations relating to future balance-sheet growth;

•       the Bank’s targets under the Bank’s retained earnings plan; and

•       the Bank’s expectations regarding the size of its mortgage-loan portfolio, particularly as compared to prior periods.

Actual results may differ from forward-looking statements for many reasons, including but not limited to:

•       changes in economic and market conditions;

•       changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;

•       an increase in advance prepayments as a result of changes in interest rates or other factors;

•       the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest-rate-exchange agreements and similar agreements;

•       political events, including legislative developments that affect the Bank, its members, counterparties, and/or investors in the COs of the FHLBanks;

•       competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;

•       the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank’s business effectively;

•       changes in investor demand for COs and/or the terms of interest-rate-exchange agreements and similar agreements;

•       timing and volume of market activity;

•       ability to introduce new—or adequately adapt current—Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•       risk of loss arising from litigation filed against one or more of the FHLBanks;

•       realization of losses arising from the Bank’s joint and several liability on COs;

•       risk of loss due to fluctuations in the housing market;

•       inflation or deflation; and

•       issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets. Recent examples affecting the FHLBanks include rating-agency downgrades of certain FHLBanks; earnings restatements and delayed issuance of audited financial statements by certain FHLBanks, which will also affect the combined financial statements of the FHLBanks; and written supervisory agreements between the Finance Board and the FHLBanks of Chicago and Seattle.

Risks and other factors could cause actual results of the Bank to differ materially from those implied by any forward-looking statements. Our risk factors are not exhaustive. The Bank operates in a changing economic and regulatory environment, and new risk factors will emerge from time to time. Management cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

Overview

Financial Market Conditions

The Bank’s primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. These interest-earning asset volumes and yields are primarily impacted by economic conditions, market-interest rates, and other factors such as competition.

During 2005, short-term interest rates continued to trend upward, with the Federal Reserve Board, through its Federal Open Market Committee, raising the target overnight federal funds rate eight times, by a quarter percent at each raise. This resulted in a 200 basis point increase in the target overnight federal funds rate to 4.25 percent. The Federal Reserve has continued this trend in 2006, raising the target overnight federal funds rate to a current level of 4.75 percent. Other short-term interest rates followed the trend of the federal funds rate. For example, the average three-month LIBOR rate increased approximately 195 basis points from yearend 2004 to yearend 2005. Additionally, the spread between long-term and short-term rates narrowed, causing the yield curve to flatten and briefly invert near yearend for the first time in five years. This flattening was evidenced by average Treasury rates for two-year obligations increasing 148 basis points, while five- and 10-year obligations increased 62 basis points and two basis points, respectively. The average interest rate on the 15-year, fixed-rate residential mortgage loan rose to 5.41 percent in 2005, an increase of 28 basis points from the corresponding average interest rate in 2004, while the average interest rate on the 30-year, fixed-rate residential mortgage loan rose to 5.85 percent during 2005, an increase of seven basis points from the corresponding average interest rate in 2004.

The following table provides a summary of key market interest rates for 2005 and 2004.

	Average Rate for the Year Ended		Ending Rate as of		Average Rate	Ending Rate
	December 31,		December 31,		2005 vs. 2004	2005 vs. 2004
	2005	2004	2005	2004	Variance	Variance
Target Overnight Federal Funds Rate	3.19%	1.35%	4.25%	2.25%	1.84%	2.00%
3-month LIBOR	3.57	1.62	4.54	2.56	1.95	1.97
2-year U.S. Treasury	3.84	2.36	4.40	3.07	1.48	1.33
5-year U.S. Treasury	4.04	3.42	4.35	3.61	0.62	0.74
10-year U.S. Treasury	4.28	4.26	4.39	4.22	0.02	0.17
15-year residential mortgage note rate	5.41	5.13	5.74	5.12	0.28	0.62
30-year residential mortgage note rate	5.85	5.78	6.15	5.67	0.07	0.48

The level of interest rates during a reporting period impacts the Bank’s profitability, primarily due to the short-term structure of earning assets and the impact of higher interest rates on invested shareholder capital. As of December 31, 2005, the majority of our investments, excluding MBS and approximately 50.0 percent of the outstanding advances, had stated original maturities of less than one year. Additionally, a significant portion of the Bank’s advances has been hedged with interest-rate-exchange agreements in which a short-term rate is received. The current level of short-term interest rates has a positive impact on the Bank’s profitability as measured by net interest income and return on average equity.

The level of interest rates also directly affects the Bank through earnings on invested shareholder capital. Because the Bank operates at relatively low net spreads between the yield earned on assets and the cost of liabilities compared to other financial institutions, generally due to the Bank’s cooperative structures, a relatively higher proportion of income is generated from the investment of member-supplied capital at the average asset yield. Consequently, changes in asset yields tend to have a greater effect on the Bank’s profitability than on the profitability of financial institutions in general.

Certain capital market developments may also affect the performance of the Bank. Specifically, the relationships between the mortgage, agency, and derivative markets can affect the attractiveness of mortgage product for the Bank and our cost of debt. The mortgage market is currently undergoing a number of changes. On the supply side, during 2004 and 2005, many borrowers favored hybrid adjustable-rate and/or interest-only mortgages over 30-year, fixed-rate mortgages. This trend continued during this period even though savings in borrowing rates from hybrid adjustable-rate mortgages declined as the yield curve flattened. Recent higher interest rates have reduced the attractiveness of 15- and 30-year fixed-rate mortgages for home purchases and refinancing, further reducing the supply in this sector of the market. On the demand side, commercial banks and overseas investors have increased mortgage purchases, substituting for decreased purchases by Fannie Mae and Freddie Mac. Fannie Mae decreased its mortgage purchases significantly in 2005 as compared to 2004, while Freddie Mac increased its mortgage purchases moderately over the same time period. However, Freddie Mac has not approached its mortgage portfolio growth rate from 2003. These trends are due in part to the continuing regulatory and political scrutiny over these GSEs. Additionally, diminished debt issuance by Fannie Mae and limited debt issuance by Freddie Mac have reduced supply in the agency debt markets, which in turn has allowed the FHLBanks to issue debt at more attractive rates than might otherwise be the case.

Results for the year ended December 31, 2005, versus the year ended December 31, 2004

Net income for the year ended December 31, 2005, was $135.3 million, compared with $89.5 million for the year ended December 31, 2004. This $45.8 million increase was primarily due to an increase of $79.1 million in net interest income, excluding prepayment-fee income, and a $26.3 million decrease in losses on early extinguishment of debt. These increases were partially offset by a $40.7 million decrease in prepayment-fee income, a $0.4 million increase in the provision for credit losses on mortgage loans, a $3.8 million increase in losses on derivative and hedging activities, a $5.6 million increase in operating expenses, and an increase of $16.6 million in AHP and REFCorp assessments. The increase in losses on derivatives and hedging activities was principally due to a charge of $9.4 million associated with a change in the Bank’s valuation methodology for hedged CO bonds made during the second quarter of 2005.

Net interest income for the year ended December 31, 2005, was $253.6 million, compared with $215.2 million for the year ended December 31, 2004. This $38.4 million increase was mainly driven by higher average balances of short-term advances and short-term money-market investments, which were partially offset by lower prepayment-fee income recognized during the period compared to the same period in 2004. Lower prepayment-fee income was primarily the result of a reduction in advance prepayment activities due to increasing levels of interest rates experienced during 2005.

For the years ended December 31, 2005 and 2004, average total assets were $50.1 billion and $41.6 billion, respectively. Return on average assets and return on average equity were 0.27 percent and 5.81 percent, respectively, for the year ended December 31, 2005, compared with 0.22 percent and 4.25 percent, respectively, for the year ended December 31, 2004. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2005, which resulted in higher earnings on invested shareholder capital.

Net interest spread for 2005 was 0.33 percent, a three basis point decline from the net interest spread for 2004. Net interest margin for 2005 was 0.51 percent, representing a one basis point decline from 2004. However, prepayment-fee income, which is classified within net interest income, declined during 2005 by approximately $40.7 million from the prior year. Excluding the impact of prepayment fee income, net interest spread increased from 0.20 percent in 2004 to 0.28 percent in 2005, while the net interest margin improved from 0.36 percent in 2004 to 0.46 percent in 2005. This improvement in net interest spread and net interest margin is attributable to the increased levels of interest rates experienced during 2005 as compared to 2004.

Financial Condition at December 31, 2005, versus December 31, 2004

The composition of the Bank’s total assets changed during the year ended December 31, 2005, as follows:

•       Advances increased to 66.0 percent of total assets at December 31, 2005, up from 58.4 percent of total assets at December 31, 2004. This increase was due to growth in short-term advances, as well as a decline in short-term money-market investments.

•       Short-term money-market investments decreased to 12.0 percent of total assets at December 31, 2005, down from 18.8 percent of total assets at December 31, 2004. This decrease was reflective of a temporary increase in money-market investments that occurred during the fourth quarter of 2004, which has since returned to lower levels.

•       Investment securities decreased to 13.1 percent of total assets at December 31, 2005, down from 14.6 percent of total assets at December 31, 2004. This decrease was mainly the result of the increase in advances noted above, as investment securities have remained relatively constant from yearend 2004 to yearend 2005 largely due to supply dynamics in the MBS market noted above.

•       Net mortgage loans increased to 8.5 percent of total assets at December 31, 2005, from 7.8 percent of total assets at December 31, 2004. This increase reflects an increase in loan-purchase activity during 2005, coupled with lower levels of loan prepayment activity during 2005 as compared to 2004.

During 2005, advances balances increased by approximately $7.9 billion, ending the year at $38.1 billion. This increase was almost entirely in the short-term products offered by the Bank, and was concentrated among a few of the Bank’s largest borrowers.

During 2004, the Bank experienced a decline in residential mortgage growth due, in part, to the lack of mortgage purchases under the MPF program resulting from the market-driven decline in mortgage-refinancing activities. Yearend 2004 mortgage loans outstanding totaled $4.0 billion. This trend reversed in 2005 as the growth in the Bank’s mortgage-loan portfolio increased, ending the year at $4.9 billion. The $874.5 million increase experienced during 2005 was due, in part, to a reduction in the capital stock-purchase requirement associated with mortgage-loan purchases by the Bank, as well as a relative reduction in percentage of loan participation sales to the FHLBank of Chicago during 2005 as compared to 2004.

The weighted-average dividend rate was 4.36 percent for the year ended December 31, 2005, 161 basis points higher than the weighted-average dividend rate of 2.75 percent for the year ended December 31, 2004. The Bank’s retained earnings target, established in November 2005 at $154 million as of December 31, 2006, is subject to revision as the Bank’s risk factors change or as the Bank enhances its methodology for calculation of the retained earnings target. The Bank is not required to adjust its dividend strategy as long as the periodically revised retained earnings target remains between $143 million and $189 million. The Bank will continue its initiative to increase retained earnings and may reduce future period dividend payouts to meet current or revised retained earnings targets, as considered necessary.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2005, versus the year ended December 31, 2004

Net Interest Spread and Net Interest Margin

Net interest income for the year ended December 31, 2005, was $253.6 million, compared with $215.2 million for the year ended December 31, 2004, increasing $38.4 million or 17.8 percent from the previous period. However, both net interest spread and net interest margin for the year ended December 31, 2005, declined when compared to the same period in 2004 due to lower prepayment-fee income. Prepayment-fee income recognized on advances and investments declined $40.7 million to $23.5 million for the year ended December 31, 2005, from $64.2 million for the year ended December 31, 2004.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. The primary source of earnings for the Bank is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other borrowings. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Net interest margin is expressed as the percentage of net interest income to average earning assets.

Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets
Advances	$30,935,361	$1,101,557	3.56%	$25,810,641	$650,634	2.52%	$26,346,383	$677,763	2.57%
Interest-bearing deposits in banks	2,044,046	64,458	3.15	589,952	10,654	1.81	284,383	3,734	1.31
Securities purchased under agreements to resell	883,712	29,638	3.35	602,773	8,569	1.42	737,049	8,527	1.16
Federal funds sold	3,803,897	122,927	3.23	2,291,177	34,530	1.51	3,266,566	38,196	1.17
Investment securities(1)	7,484,337	331,670	4.43	7,596,824	276,314	3.64	8,366,366	305,710	3.65
Mortgage loans	4,371,983	210,956	4.83	4,209,448	197,773	4.70	3,947,362	192,821	4.88
Other earnings assets	96	3	3.13	1,191	17	1.43	8,140	98	1.20
Total interest-earning assets	49,523,432	1,861,209	3.76%	41,102,006	1,178,491	2.87%	42,956,249	1,226,849	2.86%
Other non-interest-earning assets	560,197			509,062			642,727
Total assets	$50,083,629	$1,861,209	3.72%	$41,611,068	$1,178,491	2.83%	$43,598,976	$1,226,849	2.81%
Liabilities and capital
Consolidated obligations	$46,112,287	$1,587,607	3.44%	$37,402,844	$952,567	2.55%	$37,950,281	$1,005,362	2.65%
Deposits	663,839	17,711	2.67	957,347	9,338	0.98	1,610,167	13,668	0.85
Mandatorily redeemable capital stock	42,808	1,809	4.23	46,361	1,306	2.82	—	—	—
Other borrowings	14,493	475	3.28	7,450	88	1.18	16,051	186	1.16
Total interest-bearing liabilities	46,833,427	1,607,602	3.43%	38,414,002	963,299	2.51%	39,576,499	1,019,216	2.58%
Other non-interest-bearing liabilities	914,649			1,100,748			1,540,292
Total capital	2,335,553			2,096,318			2,482,185
Total liabilities and capital	$50,083,629	$1,607,602	3.21%	$41,611,068	$963,299	2.32%	$43,598,976	$1,019,216	2.34%
Net interest income		$253,607			$215,192			$207,633
Net interest spread			0.33%			0.36%			0.28%
Net interest margin			0.51			0.52			0.48

(1)          The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Net interest spread and net interest margin for the year ended December 31, 2005, was 0.33 percent and 0.51 percent compared with 0.36 percent and 0.52 percent, respectively, for the year ended December 31, 2004. For the year ended December 31, 2005, the average yields on total interest-earning assets increased 89 basis points and yields on total interest-bearing liabilities increased 92 basis points, compared with the year ended December 31, 2004.

The average balance of total advances increased $5.1 billion, or 19.9 percent, for the year ended December 31, 2005, compared with the same period in 2004. The increase in advances was attributable to strong member demand for short-term advances, while long-term fixed-rate advances showed only a moderate increase during 2005 as compared to 2004. The following table summarizes average balances of advances outstanding during 2005, 2004, and 2003 by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	2005	2004	2003
	Average	Average	Average
	Balance	Balance	Balance
Overnight advances—par value	$2,272,280	$1,539,579	$1,808,749
Fixed-rate advances—par value
Short-term	10,203,118	5,213,615	3,093,342
Long-term	7,798,041	7,390,374	7,868,123
Amortizing	2,498,277	2,394,201	1,972,989
Putable	5,538,303	7,214,123	9,075,536
Callable	30,000	22,459	—
	26,067,739	22,234,772	22,009,990
Variable-rate advances—par value
Putable	24,329	146,393	150,000
Indexed	2,437,744	1,403,238	1,523,829
	2,462,073	1,549,631	1,673,829
Total average par value	30,802,092	25,323,982	25,492,568
Premiums and discounts	(2,155)	23,630	(7,306)
SFAS 133 hedging adjustments	135,424	463,029	861,121
Total average advances	$30,935,361	$25,810,641	$26,346,383

As noted in the above table, the average balance of overnight advances increased by $733 million from 2004 to 2005. The interest rate on overnight advances changes on a daily basis, and is based on market indications each day. The average balance of short-term fixed-rate advances increased by approximately $5.0 billion from 2004 to 2005. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. For 2005, the average balance of variable-rate indexed advances increased by $1.0 billion from the average balance for 2004. These advances have coupon rates that reset on a pre-determined basis based on changes in an index, typically one- or three-month LIBOR. Additionally, while putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $20.5 billion for 2005, representing 66.5 percent of the total average balance of advances outstanding during 2005. For 2004, the average balance of these advances totaled $15.5 billion, representing 61.3 percent of total average advances outstanding during 2004.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the years ended December 31, 2005 and 2004, net prepayment fees on advances were $8.9 million and $54.3 million, and prepayment fees on investments were $14.6 million and $9.9 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin, excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Years Ended December 31,
	2005		2004		2003
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$1,092,681	3.53%	$596,338	2.31%	$627,231	2.38%
Investment securities	317,027	4.24	266,389	3.51	300,041	3.59
Total interest-earning assets	1,837,690	3.71	1,114,270	2.71	1,170,648	2.73
Net interest income	230,088		150,971		151,432
Net interest spread		0.28%		0.20%		0.15%
Net interest margin		0.46%		0.36%		0.35%

Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, increased $3.2 billion, or 93 percent, from the average balances for the year ended December 31, 2004, to December 31, 2005. These higher average balances in 2005 resulted from a sharp increase in money-market- investment balances that occurred during the fourth quarter of 2004 and continued into the first quarter of 2005. While the average balances remained higher throughout 2005 than in 2004, the periodend balances have steadily declined throughout 2005. These higher average balances were a result of management responding to investment opportunities made possible by favorable funding spreads as well as maintaining adequate liquidity to meet our members’ borrowing needs. The yield earned on short-term money-market investments is directly tied to short-term market-interest rates.

Average investment-securities balances declined $112.5 million or 1.5 percent for the year ended December 31, 2005, compared with the same period in 2004. This decrease was mainly due to lower balances of state and local housing-agency obligations. State and local housing-agency obligations decreased due to maturities and call activity arising from low interest rates, and the Bank has purchased only a minimal amount of additional state or local housing-agency obligations during this time period. For several years the Bank has limited its marginal purchases of state or local housing-agency obligations to variable-rate bonds, while allowing the fixed-rate assets to run off. Average balances of MBS have increased only slightly during 2005 due to the declining risk-adjusted returns available from new MBS investments. Because of this trend, the Bank has chosen to deploy its excess leverage capacity in other investments. Upon implementation of the Bank’s capital plan in April 2004, capital-stock balances were reduced and the Bank’s MBS holdings temporarily exceeded the 300 percent of capital limitation, and therefore the Bank suspended MBS purchasing activity until the ratio of MBS to capital was once again below 300 percent. In late 2004 the Bank resumed purchases of MBS, and seeks to maintain a level of MBS investments near the 300 percent of capital limitation.

Average mortgage-loan balances for the year ended December 31, 2005, were $162.5 million higher than the average balance for the year ended December 31, 2004, representing an increase of 3.9 percent. This increase in average mortgage-loan balances was attributable to the following:

•       In October 2004, the Bank’s board of directors approved a reduction of the activity-based capital-stock-investment requirement associated with mortgage loans acquired from members. The activity-based capital-stock-investment requirement was reduced to zero at that time. As a result of this temporary reduction, members that had reduced sales of mortgage loans to the Bank following the implementation of our capital plan in April 2004 have since resumed mortgage loan-sales to the Bank without a requirement to purchase capital stock of the Bank upon such loan sales to the Bank.

•       A relative reduction in average loan-participation sales to the FHLBank of Chicago during 2005 as compared to 2004. During 2005, the Bank sold approximately 48.7 percent of all mortgage-loan purchases as participation sales to the FHLBank of Chicago, whereas during 2004 the Bank sold approximately 88.6 percent of all mortgage-loan purchases as participation sales to the FHLBank of Chicago.

•       As interest rates have risen during 2004 and 2005, mortgage-refinancing activities have declined, resulting in less prepayment activity in the Bank’s outstanding loan portfolio.

Throughout most of 2004, mortgage-loan prepayments and regular payments exceeded new loan acquisitions, resulting in a declining balance of mortgage loans throughout 2004. However, during 2005, mortgage-loan prepayment activity has slowed and loan-purchase volume has increased. As a result, mortgage-loan balances have grown to $4.9 billion at December 31, 2005, from $4.0 billion at December 31, 2004.

Overall, the yield on the mortgage-loan portfolio has increased slightly for the year ended December 31, 2005, over that which was experienced during the year ended December 31, 2004. A slight decline in the average coupon accrual rate of the mortgage-loan portfolio was attributable to the acquisition of loans at historically low interest rates in the latter half of 2004 and into 2005 and the amortization and prepayment of principal associated with higher coupon loans throughout this period. This decline in the average coupon accrual rate of the portfolio was more than offset by a reduction in the amount of net premium amortization that occurred during these two periods.

Effective January 1, 2005, the Bank changed its method of accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method. Prior to 2005, amortization and accretion of premiums and discounts was computed using the level-yield method over the estimated lives of the assets, which requires a retrospective adjustment of the effective yield each time the Bank changes its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. The retrospective method is intended to adjust prior reported amounts as if the new estimate had been known since the original acquisition of the assets. While both methods are acceptable under GAAP, we believe that the contractual method is preferable to the estimated-life method because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the underlying assets during the period in which the behavior occurs. As a result of implementing the change in accounting principle for amortization and accretion from the retrospective method to the contractual method, the Bank recorded a cumulative effect of the change in accounting principle effective January 1, 2005, that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million.

CE fees for the year ended December 31, 2005, remained consistent to those recorded for the year ended December 31, 2004 (see the MPF Product Comparison Chart in Item 1—Business—Mortgage Loan Finance).

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Years Ended December 31,
	2005		2004		2003
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$229,937	5.26%	$223,183	5.30%	$216,368	5.48%
Premium/discount amortization	(14,672)	(0.33)	(21,499)	(0.51)	(20,165)	(0.51)
Credit-enhancement fees	(4,309)	(0.10)	(3,911)	(0.09)	(3,382)	(0.09)
Total interest income	$210,956	4.83%	$197,773	4.70%	$192,821	4.88%
Average mortgage-loan balance	$4,371,983		$4,209,448		$3,947,362

Average CO balances increased $8.7 billion, or 23.3 percent, from the year ended December 31, 2004, to the year ended December 31, 2005. This increase was due to the issuance of CO DNs, all of which are short-term with maturities of one year or less, to fund the growth in short-term advances.

Net interest income includes interest paid and received on those interest-rate-exchange agreements associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. The Bank utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank’s risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Gross interest income before effect of derivatives	$1,963,518	$1,486,902	$1,621,543
Net interest adjustment for derivatives	(102,309)	(308,411)	(394,694)
Total interest income reported	$1,861,209	$1,178,491	$1,226,849
Gross interest expense before effect of derivatives	$1,642,582	$1,208,771	$1,319,672
Net interest adjustment for derivatives	(34,980)	(245,472)	(300,456)
Total interest expense reported	$1,607,602	$963,299	$1,019,216

Reported net interest margin for years ended December 31, 2005 and 2004, was 0.51 percent and 0.52 percent, respectively. If derivative instruments had not been used as hedges to mitigate interest-rate fluctuations, net interest margin would have been 0.65 percent and 0.67 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Other Expense section below, interest accruals on derivatives classified as economic hedges totaled a loss of $1.7 million and $6.4 million for the years ended December 31, 2005 and 2004, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in the Risk Management—Market and Interest-Rate Risk section of this discussion and analysis.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the years ended December 31, 2005 and 2004. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Years Ended December 31, 2005 vs. 2004			For the Years Ended December 31, 2004 vs. 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$146,500	$304,423	$450,923	$(13,643)	$(13,486)	$(27,129)
Interest-bearing deposits in banks	41,301	12,503	53,804	5,128	1,792	6,920
Securities purchased under agreements to resell	5,380	15,689	21,069	(1,711)	1,753	42
Federal funds sold	32,343	56,054	88,397	(13,080)	9,414	(3,666)
Investment securities	(4,148)	59,504	55,356	(27,997)	(1,399)	(29,396)
Mortgage loans	7,758	5,425	13,183	12,492	(7,540)	4,952
Other earnings assets	(24)	10	(14)	(96)	15	(81)
Total interest income	229,110	453,608	682,718	(38,907)	(9,451)	(48,358)
Interest expense
Consolidated obligations
Discount Notes	239,017	221,851	460,868	1,191	24,880	26,071
Bonds	(41,793)	215,965	174,172	(19,461)	(59,405)	(78,866)
Deposits	(3,609)	11,982	8,373	(6,145)	1,815	(4,330)
Mandatorily redeemable capital stock	(107)	610	503	653	653	1,306
Other borrowings	135	252	387	(102)	4	(98)
Total interest expense	193,643	450,660	644,303	(23,864)	(32,053)	(55,917)
Change in net interest income	$35,467	$2,948	$38,415	$(15,043)	$22,602	$7,559

Other Income (Loss) and Other Expenses

The following table presents a summary of other income (loss) for the years ended December 31, 2005, 2004, and 2003. Additionally, detail on the components of net losses on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
(Losses) gains on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(9,544)	$(2,556)	$1,781
Net losses related to cash-flow hedge ineffectiveness	—	—	—
Net unrealized (losses) gains related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	751	—	—
Trading securities	5,298	3,637	2,419
Mortgage loans	(5,637)	(1,698)	143
Member intermediated	—	—	(68)
Net interest-accruals related to derivatives not receiving hedge accounting under SFAS 133	(1,711)	(6,437)	(5,178)
Net losses on derivatives and hedging activities	(10,843)	(7,054)	(903)
Loss on early extinguishment of debt	(13,871)	(40,218)	(40,611)
Service-fee income	2,393	2,233	2,592
Net unrealized (losses) gains on trading securities	(7,625)	(8,394)	(10,436)
Net realized gains from the sale of available-for-sale securities	—	247	122
Net realized gains on sale of held-to-maturity securities	—	13	—
Other	212	(257)	25
Total other loss	$(29,734)	$(53,430)	$(49,211)

Losses on early extinguishment of debt totaled $13.9 million and $40.2 million for the years ended December 31, 2005 and 2004, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank generally attempts to use a portion of the proceeds of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. For example, an advance with seven years remaining to maturity might have been funded by a bond issued at approximately the same time that has a similar, though not identical, maturity date. If the Bank is able to find an investor willing to sell the target bond back to the Bank, then the Bank will purchase this bond using the principal and prepayment-fee proceeds that resulted from the asset prepayment. However, if the Bank cannot find an investor willing to sell the specific desired bond, the Bank will attempt to buy other bonds with reasonably proximate maturities in amounts that reasonably maintain its asset-liability repricing profile. In cases when a similar bond is not available for repurchase, rather than retiring debt, the Bank will attempt to redeploy the prepayment proceeds in a new asset with maturity similar to that of the prepaid asset. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and stabilizes the net interest margin. During the years ended December 31, 2005 and 2004, the Bank extinguished debt totaling $280.9 million and $865.7 million, respectively.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2005 and 2004, net unrealized losses of $7.6 million and $8.4 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $5.3 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a loss of $1.9 million and $6.5 million for the years ended December 31, 2005 and 2004, respectively.

During the second quarter of 2005, the Bank evaluated its estimation methodology for determining the fair-value hedge adjustments for certain CO bonds for which interest-rate swaps were designated as hedges of changes in fair value due to changes in the benchmark interest rate under SFAS 133. As a result of this evaluation, we have changed the estimation methodology in favor of a method that we believe more accurately calculates the fair value of the hedged item, as further described below.

In general, when we designate an interest-rate swap as a hedge of changes in fair value of the hedged item attributable to changes in the benchmark LIBOR yield curve, we determine a constant spread adjustment to the LIBOR yield curve that results in a market interest rate on the hedged item at the inception of the hedging relationship. Prior to the change in our estimation methodology, when the Bank entered into this type of hedge relationship for a CO bond, for purposes of adjusting the LIBOR yield curve for valuation purposes, we used the spread that was applied to the pay side of the associated interest-rate swap as a proxy for the market rate on the CO bond.

After performing the evaluation in the second quarter of 2005, management believes that the existing methodology was flawed because it overstated the yields used to determine the changes in the fair values of the CO bonds attributable to changes in the benchmark LIBOR yield curve. The former methodology did not consider that the pay-side LIBOR spread adjustment was set at a level designed to compensate the swap dealer for paying the swap fee and it resulted in an initial basis for the bond that is aligned with the value of the interest-rate swap immediately after the payment of the swap fee, rather than a par valuation.

Management determined that a different discount spread adjustment methodology would have more accurately reflected the changes in fair value due to changes in the benchmark interest rate by better calibrating the spread adjustment to the benchmark LIBOR yield curve to the initial basis value of the hedged CO bond. This methodology results in initial CO bond values that are properly aligned with the initial basis adjustment of the bond. Accordingly, management changed the estimation methodology for calculating the benchmark fair-value hedge adjustments for these transactions during the second quarter of 2005 to the more accurate method.

Management determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of June 30, 2005, and has been reflected as a change in estimate. As of June 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $9.4 million ($6.9 million after assessments), which has been recorded in net (loss) gain on derivatives and hedging activities in other income. Additionally, it is expected that the use of the new methodology will lead to increased volatility in reported ineffectiveness associated with these hedging relationships due to the introduction of a difference in the initial valuation basis between the CO bond and the interest-rate swap that is subject to fluctuation with interest rates. Therefore there will be increased volatility in the amount of gains and losses from derivative and hedging activities and reported net income in future periods. In general, when interest rates increase, ineffectiveness will generally be more negative, and when interest rates fall, ineffectiveness will generally be more positive, than was the case under the previous method.

As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Operating expenses for the years ended December 31, 2005, 2004, and 2003, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Salaries and benefits	$25,007	$22,316	$18,335
Occupancy costs	3,951	3,804	3,924
Other operating expenses	13,474	10,687	8,853
Total operating expenses	$42,432	$36,807	$31,112
Ratio of operating expenses to average assets	0.08%	0.09%	0.07%

For the year ended December 31, 2005, total operating expenses increased $5.6 million from the same period in 2004. This increase was mainly due to a $2.7 million increase in salaries and benefits and a $2.8 million increase in other operating expenses. The $2.7 million increase in salaries and benefits is due primarily to approximately $721,000 increase in salary expenses attributable to planned staffing increases and annual merit increases, approximately $681,000 attributable to incentive compensation and employee award programs, and approximately $1.1 million increase in pension expense associated with the Bank’s qualified and non-qualified pension plans. At December 31, 2005, staffing levels increased 7.5 percent to 178.5 full-time equivalents compared to 166 full-time equivalents at December 31, 2004.

Other operating expenses increased $2.8 million. This increase is attributable to a $1.2 million increase in professional fees related to costs of implementing information systems, a $0.7 million increase in temporary help to assist with implementing systems and procedures to comply with the requirements of the section 404 of the Sarbanes-Oxley Act of 2002, and $0.8 million increase in information systems license fees.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $3.1 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively, and are included in other expense.

Comparison of the year ended December 31, 2004, versus the year ended December 31, 2003

Overview

Net income for the year ended December 31, 2004, was $89.5 million compared with $91.6 million for the year ended December 31, 2003. This $2.1 million decrease was mainly due to a higher level of losses resulting from derivatives and hedging activities of $6.2 million, as well as a $5.7 million increase in operating expenses, which were partially offset by improvements in net interest income of $7.6 million and an improvement in unrealized gains and losses on trading securities of $2.0 million.

Net interest income for the year ended December 31, 2004, was $215.2 million, compared with $207.6 million for the year ended December 31, 2003. Net interest income increased $7.6 million mainly as a result of a $55.9 million decrease in funding costs which were partly offset by a $48.3 million decrease in interest income on earning assets. In particular, interest income reflected an increase in total prepayment-fee income in the amount of $8.1 million. Net interest spread, for the year ended December 31, 2004, improved by eight basis points over the prior year.

For the years ended December 31, 2004 and 2003, average total assets were $41.6 billion and $43.6 billion, respectively. Return on average assets and return on average equity were 0.22 percent and 4.25 percent, respectively, for the year ended December 31, 2004, compared with 0.21 percent and 3.65 percent, respectively, for the year ended December 31, 2003. Return on average assets essentially remained unchanged for the comparable periods and return on equity improved mainly due to the decline in capital stock outstanding resulting from the implementation of the new capital plan in April 2004.

The composition of the Bank’s total assets changed during the year ended December 31, 2004, as follows:

•       Advances decreased to 58.4 percent of total assets at December 31, 2004, down from 62.2 percent of total assets at December 31, 2003. This decline was primarily due to an increase in short-term money-market investments that largely contributed to the increase in total assets;

•       Investments increased to 33.4 percent of total assets at December 31, 2004, up from 26.4 percent of total assets at December 31, 2003. This increase was mainly the result of an increase in short-term money-market investments; and

•       Net mortgage loans, as a percentage of total assets, decreased to 7.8 percent at December 31, 2004, from 10.8 percent at December 31, 2003, due to the slowdown in mortgage-refinancing activities resulting in a decline in mortgage-loan purchases. The decline in the mortgage-portfolio balance is attributable to scheduled principal payments as well as mortgage-loan prepayments and refinancings.

The weighted-average dividend rate was 2.75 percent for the year ended December 31, 2004, which was 30 basis points lower than the weighted-average dividend rate of 3.05 percent for the year ended December 31, 2003 period.

Net Interest Spread and Net Interest Margin

Net interest income for the year ended December 31, 2004, was $215.2 million, compared with $207.6 million for the year ended December 31, 2003, increasing $7.6 million, or 3.7 percent, from 2003. Lower funding costs on COs contributed to this improvement, as well as a slight increase in interest income from mortgage loans held in portfolio due to an increase in average balances outstanding. Net interest income for 2004 was unfavorably impacted by declines in interest income related to advances and investments when compared to the results from 2003.

Net interest spread and net interest margin for the year ended December 31, 2004, was 0.36 percent and 0.52 percent, respectively, as compared to 0.28 percent and 0.48 percent, respectively, for the year ended December 31, 2003. These improvements are mainly attributable to the lower funding costs on COs as higher-yielding debt is extinguished as a result of advance prepayments by members. Other improvements contributing to this increase were realized in interest-bearing deposits and the mortgage-loan portfolio. These improvements were partially offset by a reduction in interest income realized on investments and advances due to the decline in average balances. For the year ended December 31, 2004, the average yields on total interest-earning assets remained relatively unchanged and yields on total interest-bearing liabilities decreased seven basis points, as compared to 2003.

Average balances of advances declined $535.7 million, or 2.0 percent, for the year ended December 31, 2004, when compared to the same period in 2003. The decrease in advances was attributable to the significant amount of advance prepayments that occurred in 2004, which were partially offset by new advance issuances. The increased level of prepayment activity was largely driven by merger activity of members and member balance-sheet restructurings. In addition, prepayment of higher-yielding advances contributed to the decline in yields.

Included in net interest income are prepayment fees related to advances and investments. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the years ended December 31, 2004 and 2003, prepayment fees on advances were $54.3 million and $50.5 million, and prepayment fees on investments were $9.9 million, and $5.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. Without the impact of prepayment fee income, net interest spread and net interest margin for the year ended December 31, 2004 were 0.20 percent and 0.36 percent, respectively, while for the year ended December 31, 2003, net interest spread and net interest margin were 0.15 percent and 0.35 percent, respectively.

Average federal funds sold balances decreased $975.4 million, or 29.9 percent, for the year ended December 31, 2004, when compared to the same period in 2003. Higher average balances in 2003 were a result of management assessing its liquidity position in anticipation of converting to the new capital plan in April 2004 and potentially redeeming excess capital stock and satisfying redemption requests for those members opting out of the new capital plan. Lower average balances were also the result of unattractive yields on federal funds sold during the first three quarters of 2004.

Average balances of investment securities declined $769.5 million, or 9.2 percent, for the year ended December 31, 2004, when compared to the same period in 2003. This decrease was mainly due to lower balances of MBS and state and local housing-agency obligations. The Bank refrained from purchasing MBS in the first quarter of 2004 in anticipation of converting to its new capital plan, which occurred in April 2004. State and local housing-agency obligation balances decreased due to maturities and call activity arising from low interest rates.

Average mortgage-loan balances for 2004 were $262.1 million, or 6.6 percent, higher than the average balance of 2003. This increase in average mortgage-loan balances was attributable to a higher level of mortgage-loan balances at the beginning of 2004 compared to the average balance for 2003. The Bank experienced rapid growth in its mortgage-loan portfolio during the first half of 2003, and then loan balances began to gradually decline during the second half of 2003. This decline continued throughout 2004, as mortgage-loan prepayment activity outpaced mortgage-loan purchases.

The decline in mortgage-loan yields was attributable to the acquisition of loans at historically low interest rates during 2003 and early 2004 and the amortization and prepayment of principal associated with higher-coupon loans throughout this period. The yield effect of premium amortization was unchanged as average long-term interest rates were only modestly higher in 2004 than in 2003, despite considerable fluctuation within each year. CE fees in 2004 and 2003 reflect a higher proportion of loans originated under the MPF Plus product, which has a higher average CE fee than the other MPF products (see the MPF Product Comparison Chart in Item 1 Business-Mortgage Loan Finance).

Average CO balances declined $547.4 million, or 1.4 percent, for the year ended December 31, 2004, when compared to the same period in 2003. This decrease was mainly due to the maturing and retiring of higher-yielding debt throughout 2004, which also caused a reduction in debt costs.

Net interest income includes interest paid and received on those interest-rate-exchange agreements associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. Reported net interest margin for the years ended December 31, 2004 and 2003, was 0.52 percent and 0.48 percent, respectively. If derivative instruments had not been used as hedges to mitigate interest-rate fluctuations, net interest margin would have been 0.67 percent and 0.69 percent, respectively.

Other Income (Loss) and Other Expenses

Losses on early extinguishment of debt totaled $40.2 million and $40.6 million for the years ended December 31, 2004 and 2003, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. During the years ended December 31, 2004 and 2003, the Bank extinguished debt totaling $865.7 million and $602.0 million, respectively.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2004 and 2003, net unrealized losses on trading securities of $8.4 million and $10.4 million, respectively, were recognized. The change is due to an increase in interest rates during the latter half of 2004. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in fair value of economic hedges associated with the trading portfolio are recorded in current-period earnings and amounted to a gain of $3.6 million and $2.4 million for the years ended December 31, 2004 and 2003, respectively. Interest accruals on these economic hedges are also recorded in other income (loss), and totaled a loss of $6.5 million and $5.3 million for the years ended December 31, 2004 and 2003, respectively.

For the year ended December 31, 2004, total operating expenses increased $5.7 million from 2003. This increase was mainly due to a $4.0 million increase in salaries and benefits and a $1.8 million increase in other operating expenses. The $4.0 million increase in salaries and benefits is due to approximately $2.4 million increase in salary expenses attributable to planned staffing increases, annual merit increases and severance, and approximately $1.3 million increase in employee benefits. At December 31, 2004, staffing levels increased 7.7 percent to 167 employees when compared to the prior yearend. Other operating expenses increased in large part due to professional fees related to costs of implementing information systems.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $2.7 million in both 2004 and 2003 and are included in other expenses.

FINANCIAL CONDITION

Advances

At December 31, 2005, the advances portfolio totaled $38.1 billion, an increase of $7.9 billion from a total of $30.2 billion at December 31, 2004. This increase was the result of increases in both short-term advances and variable-rate advances. Short-term advances increased $5.9 billion as members increased their short-term borrowings during 2005 in response to their own balance-sheet demands. The $5.9 billion increase was a driven by a $5.0 billion increase in short-term fixed-rate advances, as well as an increase of $0.9 billion in overnight advances. Variable-rate advances increased $1.7 billion. At December 31, 2005, 49.9 percent of total advances outstanding had original maturities of greater than one year, compared with 56.7 percent as of December 31, 2004.

In July 2005, the Bank’s board of directors approved a reduction of the activity-based stock-investment requirement from 4.5 percent to 3.0 percent for all overnight advances. This reduction was made available for overnight advances disbursed after August 15, 2005. This reduction gives members the opportunity to take better advantage of overnight advances while enabling the Bank to increase its leverage of existing paid-in capital. The activity-based stock-investment requirement for all other advances remains at 4.5 percent. The Bank’s board of directors may make subsequent changes to the activity-based stock-investment requirement at any time, provided that members are given at least 30 days’ but no more than 45 days’ advance written notice.

The following table summarizes advances outstanding at December 31, 2005 and 2004, by year of maturity.

Advances Outstanding by Year of Maturity
(dollars in thousands)

	December 31,
	2005		2004
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$43,253	4.72%	$33,200	2.67%
2005	—	—	15,216,451	2.50
2006	21,680,839	4.19	3,017,754	3.31
2007	4,957,818	4.18	2,894,633	3.73
2008	2,945,061	4.20	1,940,475	3.71
2009	1,976,556	4.31	1,979,890	4.05
2010	2,622,202	4.87	1,709,549	4.97
Thereafter	3,822,873	4.54	3,154,334	4.57
Total par value	38,048,602	4.28%	29,946,286	3.24%
Premium on advances	7,384		10,442
Discount on advances	(12,400)		(10,700)
SFAS 133 hedging adjustments	24,310		262,725
Total	$38,067,896		$30,208,753

Advances originated by the Bank are recorded at par. However, the Bank may record premiums or discounts on advances in the following cases:

•       Advances may be acquired from other FHLBanks when a member of the Bank acquires a member of another FHLBank. In these cases, the Bank purchases the advance from the other FHLBank at a price that results in a fair market yield for the acquired advance.

•       In the event that a hedge of an advance is discontinued, the cumulative basis adjustment is recorded as a premium or discount and amortized over the remaining life of the advance.

•       When the prepayment of an advance is followed by disbursement of a new advance and the transactions effectively represent a modification of the previous advance under Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), the prepayment fee received is deferred, recorded as a discount to the modified advance, and accreted over the life of the new advance.

•       When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance.

During 2005, there were no purchases of advances from other FHLBanks. During 2004, the Bank purchased $195.5 million of advances from another FHLBank. Premiums associated with these purchased advances totaled $9.8 million, which are being amortized over the remaining life of the advances.

As of December 31, 2005, SFAS 133 hedging adjustments decreased $238.4 million from December 31, 2004. Higher market-interest rates during 2005 resulted in a lower estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At December 31, 2005, and December 31, 2004, the Bank had callable advances outstanding of $30.0 million.

Advances Outstanding by Year of Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2005	2004
Overdrawn demand-deposit accounts	$43,253	$33,200
2005	—	15,216,451
2006	21,680,839	3,017,754
2007	4,987,818	2,924,633
2008	2,945,061	1,940,475
2009	1,976,556	1,979,890
2010	2,622,202	1,709,549
Thereafter	3,792,873	3,124,334
Total par value	$38,048,602	$29,946,286

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At December 31, 2005 and 2004, the Bank had putable advances outstanding totaling $5.6 billion, and $5.7 billion, respectively. The following table summarizes advances outstanding at December 31, 2005, and December 31, 2004, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date
(dollars in thousands)

	December 31,
	2005	2004
Overdrawn demand-deposit accounts	$43,253	$33,200
2005	—	18,975,101
2006	26,476,889	3,264,704
2007	4,851,518	2,626,533
2008	2,625,061	1,578,975
2009	1,312,106	1,379,440
2010	1,148,952	949,649
Thereafter	1,590,823	1,138,684
Total par value	$38,048,602	$29,946,286

The following table summarizes advances outstanding by product type at December 31, 2005 and 2004.

Advances Outstanding By Product Type
(dollars in thousands)

	December 31, 2005		December 31, 2004
		Percent of		Percent of
	Balance	Total	Balance	Total
Overnight advances	$1,520,963	4.0%	$622,309	2.1%
Fixed-rate advances
Short-term	17,173,301	45.2	12,137,518	40.5
Long-term	7,915,996	20.8	7,359,963	24.6
Amortizing	2,484,692	6.5	2,499,783	8.3
Putable	5,634,650	14.8	5,675,400	19.0
Callable	30,000	0.1	30,000	0.1
	33,238,639	87.4	27,702,664	92.5
Variable-rate advances
Putable	—	—	30,000	0.1
Indexed	3,289,000	8.6	1,591,313	5.3
	3,289,000	8.6	1,621,313	5.4
Total par value	$38,048,602	100.0%	$29,946,286	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At December 31, 2005, the Bank had advances outstanding to 364, or 77.9 percent, of its 467 members. At December 31, 2004, the Bank had advances outstanding to 354, or 75.8 percent, of its 467 members. The majority of the $8.1 billion increase in advances is due to the increase in borrowings by Bank of America Rhode Island, N.A. and Citizens Financial Group. Advances to Bank of America Rhode Island, N.A. totaled $8.3 billion as of December 31,

2005. Bank of America Rhode Island, N.A. was a new member in 2005 and the majority of the $8.3 billion represents new advances. Advances to Citizens Financial Group increased by $4.6 billion during 2005 to $6.0 billion. These increases were offset by a decline in Fleet National Bank advances of $4.3 billion as they were merged into Bank of America Rhode Island, N.A. in 2005. The majority of Fleet National Bank advances were prepaid prior to the merger while only a small portion was assumed by Bank of America Rhode Island, N.A.

The Bank’s advances are concentrated to institutions in the financial services industry. The following table provides a summary of advances outstanding to the Bank’s members by member institution type.

Advances Outstanding by Member Type
(dollars in millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other(1)	Total Par Value
December 31, 2005	$20,582.6	$14,233.3	$1,802.7	$1,134.8	$295.2	$38,048.6
December 31, 2004	14,564.0	11,814.9	1,427.6	1,079.8	1,060.0	29,946.3
December 31, 2003	7,399.4	15,720.1	1,157.8	1,004.8	103.1	25,385.2
December 31, 2002	7,063.6	18,008.2	859.0	—	60.4	25,991.2
December 31, 2001	7,947.2	15,213.1	754.8	—	33.5	23,948.6

(1)          “Other” includes advances of former members involved in mergers with nonmembers where the resulting institution is not a member of the Bank, as well as advances outstanding to eligible nonmember housing associates.

Top Five Advance-Holding Members
(dollars in millions)

			As of December 31, 2005			Advances Interest Income for the
			Par Value of	Percent of Total	Weighted-Average	Year Ended
Name	City	State	Advances	Advances	Rate (2)	December 31, 2005
Bank of America Rhode Island, N.A	Providence	RI	$8,287.2	21.8%	4.36%	$99.2
Citizens Financial Group(1)	Providence	RI	5,998.1	15.8	4.30	122.6
Webster Bank	Waterbury	CT	2,196.0	5.8	4.42	90.0
NewAlliance Bank	New Haven	CT	1,173.1	3.1	4.27	45.7
Travelers Insurance Company	Hartford	CT	1,125.0	3.0	4.58	38.7

(1)          Citizens Financial Group, a subsidiary of The Royal Bank of Scotland, is the holding company of four of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire and Citizens Bank of Connecticut. Advances outstanding to these four members are aggregated in the above table.

(2)          Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

The Bank closely monitors the financial condition of all members, including the members noted in the above table. The Bank reviews publicly available financial data, such as regulatory call reports, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to members’ regulatory examination reports. The Bank’s Credit Department analyzes this information on a regular basis. All of the advances to members noted above are secured by eligible qualified collateral. Member institutions in blanket and listing collateral status with advances outstanding at anytime during the year that pledge collateral under the Bank’s blanket lien are required, on at least an annual basis, to obtain an audit opinion that confirms the existence of sufficient eligible collateral to secure the Bank’s advances in accordance with the Bank’s Products Policy. The Bank may conduct an on-site collateral review at any time.

The Bank prices advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with regulations, the Bank prices its advance products in a consistent and nondiscriminatory manner to all members. However, the Bank may price its products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. Differences in the weighted-average rates of advances outstanding to the five largest members noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

The Bank has experienced no credit losses on advances since it was founded, nor does management currently anticipate any credit losses on advances. The Bank is required by statute to obtain sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain U.S. government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real-estate-related assets. The Bank’s capital stock, which is owned by the Bank’s members, is pledged as additional collateral on advances. The Bank retains the right to require additional collateral at any time or substitutions of collateral by the borrowing member. At December 31, 2005 and 2004, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated value in excess of outstanding advances. Bank management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.

Prepayment Fees.   Advances with a maturity of six months or less may not be prepaid, whereas advances with a maturity period greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the year ended December 31, 2005, advances totaling $1.4 billion were prepaid, resulting in gross prepayment-fee income of $15.3 million, which was partially offset by a $6.4 million loss related to fair-value hedging adjustments on those prepaid advances. For the year ended December 31, 2004, advances totaling $4.0 billion were prepaid, resulting in prepayment-fee income of $244.6 million, which was partially offset by a $190.3 million loss related to fair-value hedging adjustments on those prepaid advances. Advance prepayments may increase as a result of changes in interest rates or other factors. In a declining interest-rate environment, this may result in an increase in prepayment fees but also a reduced rate of return on the Bank’s interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank’s future earnings is unpredictable.

Investments

The Bank maintains an investment portfolio consisting of MBS issued by the government-sponsored mortgage agencies or those carrying AAA ratings from NRSROs; AA or higher-rated taxable securities issued by state and local housing or economic-development finance agencies (HFAs); and A or higher-rated, short-term investments, such as federal funds sold, certificates of deposit, and commercial paper. The Bank also places funds with counterparties pursuant to reverse-repurchase agreements. While these counterparties may or may not be rated by an NRSRO, in all cases the underlying collateral securing the borrowing is rated AAA by NRSROs. The Bank uses short-term investments to maintain the liquidity necessary to meet its credit needs, even under adverse credit-market conditions. The Bank does not hold MBS or collateralized mortgage obligations issued by its members.

The Bank invests in longer-term assets, primarily MBS, HFAs, and U.S. government-agency debentures, in an effort to achieve a reliable income stream, a desired maturity structure for its asset portfolio, and an additional source of liquidity. MBS provide an alternative method by which the Bank promotes liquidity in the mortgage-finance markets. Similarly, HFAs are intended to provide the Bank with an additional revenue stream. The Bank endeavors to use both short- and long-term investments to generate returns consistent with its financial obligations.

At December 31, 2005, investment securities and short-term money-market instruments totaled $14.5 billion, compared with $17.3 billion at December 31, 2004. Short-term investment balances had increased sharply during the fourth quarter of 2004 as the Bank responded to investment opportunities made possible by a reduction in the cost of short-term DN funding relative to market benchmarks, such as overnight and term federal funds. The reduction of short-term investments during 2005 reflects a return to more normal balances in proportion to the Bank’s total assets. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are limited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At December 31, 2005 and 2004, the Bank’s MBS and SBA holdings represented 243 percent and 293 percent, percent of capital, respectively.

The Bank classifies most of its investments as held to maturity. However, from time to time, the Bank invests in certain securities and simultaneously enters into matched-term interest-rate swaps to achieve a LIBOR-based variable yield, particularly when the Bank can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than it can earn between the bond’s fixed yield and comparable-term fixed-rate debt. Because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security, the Bank classifies these investments as available-for-sale. The Bank also classifies certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carries them at fair value. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates the Bank’s liquidity needs.

Additional financial data on the Bank’s investment securities as of December 31, 2005, 2004, and 2003, are included in the following tables.

Trading Securities
(dollars in thousands)

	December 31,
	2005	2004	2003
Mortgage-backed securities
U.S. government guaranteed	$55,026	$75,293	$111,826
Government-sponsored enterprises	85,776	129,114	167,664
Other	75,776	91,000	119,485
Total	$216,578	$295,407	$398,975

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
International agency obligations	$351,955	$397,907	$352,626	$387,211	$347,869	$373,912
U.S. government corporations	213,812	230,575	213,963	223,350	207,863	212,456
Government-sponsored enterprises	184,694	196,304	185,035	196,315	294,609	310,675
Other FHLBanks’ bonds	14,800	15,009	14,911	15,704	14,912	16,291
State or local housing-agency obligations	—	—	—	—	2	2
	765,261	839,795	766,535	822,580	865,255	913,336
Mortgage-backed securities
Government-sponsored enterprises	173,554	176,693	174,250	182,915	174,901	184,276
Total	$938,815	$1,016,488	$940,785	$1,005,495	$1,040,156	$1,097,612

Unrealized losses—government-sponsored enterprises.   Within the government-sponsored enterprises category of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $423,000 as of December 31, 2005. Management believes that these unrealized losses are the result of the current interest-rate environment. The Bank reviewed its available-for-sale investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The maturities, fair value, and weighted-average yields of debt securities classified as available-for-sale as of December 31, 2005, are provided in the following table.

Redemption Terms of Available-for-Sale Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
International agency obligations	$—	—%	$—	—%	$—	—%	$351,955	6.79%	$351,955
U.S. government corporations	—	—	—	—	—	—	213,812	6.15	213,812
Government-sponsored enterprises	—	—	81,373	5.44	14,546	6.80	88,775	6.11	184,694
Other FHLBanks’ bonds	—	—	14,800	6.39	—	—	—	—	14,800
Total	$—	—%	$96,173	5.58%	$14,546	6.80%	$654,542	6.49%	$765,261

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. agency obligations	$76,457	$78,838	$91,477	$96,114	$110,472	$116,959
Government-sponsored enterprises	—	—	200,076	199,236	—	—
Other FHLBanks’ bonds	—	—	—	—	—	—
State or local housing-agency obligations	344,372	354,366	435,829	445,313	557,344	572,486
	420,829	433,204	727,382	740,663	667,816	689,445
Mortgage-backed securities:
U.S. government guaranteed	19,968	20,652	27,038	28,274	40,014	42,615
Government-sponsored enterprises	1,188,410	1,198,000	1,302,867	1,349,846	1,442,978	1,523,108
Other	4,699,465	4,698,418	4,196,069	4,233,285	4,392,734	4,461,740
	5,907,843	5,917,070	5,525,974	5,611,405	5,875,726	6,027,463
Total	$6,328,672	$6,350,274	$6,253,356	$6,352,068	$6,543,542	$6,716,908

Unrealized losses—mortgage-backed securities—government-sponsored enterprises.   Within the mortgage-backed securities—government-sponsored enterprises category of investment securities held in the held-to-maturity portfolio are gross unrealized losses totaling $7.2 million as of December 31, 2005. Management believes that these unrealized losses on the Bank’s investment in GSE MBS securities are the result of the current interest-rate environment. The Bank has reviewed these investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers and the underlying collateral. In addition, the issuing GSE guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Unrealized losses—mortgage-backed securities—other.   Within the mortgage-backed securities—other category of investment securities held in the held-to-maturity portfolio are gross unrealized losses totaling $15.5 million as of December 31, 2005. Management believes that these unrealized losses on the Bank’s investment in non-GSE MBS securities are the result of the current interest-rate environment. The Bank has reviewed these investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The maturities, amortized cost, and weighted-average yields of debt securities classified as held-to-maturity as of December 31, 2005, are provided in the following table.

Redemption Terms of Held-to-Maturity Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
U.S. agency obligations	$—	—%	$—	—%	$—	—%	$76,457	6.05%	$76,457
Government-sponsored enterprises	—	—	—	—	—	—	—	—	—
State or local housing-agency obligations	115	6.03	6,078	7.21	8,615	7.11	329,564	5.48	344,372
Total	$115	6.03%	$6,078	7.21%	$8,615	7.11%	$406,021	5.59%	$420,829

At December 31, 2005, the Bank held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Issuers with Total Book Value greater than 10% of Total Capital
(dollars in thousands)

	Book	Fair
Name of Issuer	Value(1)	Value
Non-Mortgage-backed securities:
Inter-American Development Bank	$397,907	$397,907
Fannie Mae	144,249	144,249
Mortgage-backed securities:
Fannie Mae	$1,281,869	$1,288,709
Washington Mutual Bank	498,659	487,806

(1)          Book value for trading and available-for-sale securities represents fair value. Book value for held-to-maturity securities represents amortized cost.

The Bank’s MBS investment portfolio consists of the following categories of securities as of December 31, 2005 and 2004.

Mortgage-Backed Securities

	December 31,
	2005	2004
Nonfederal agency residential mortgage-backed securities	59%	40%
U.S. agency residential mortgage-backed securities	24	29
Home-equity loans	4	14
Nonfederal agency commercial mortgage-backed securities	13	17
Total mortgage-backed securities	100%	100%

Mortgage Loans

Under the MPF program, the Bank invests in fixed-rate mortgage loans that are purchased from PFIs. The Bank manages the liquidity, interest-rate, and prepayment-option risks of the mortgage loans, while the member retains the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on loans generated through the program, for which they receive a CE fee.

Mortgage loans as of December 31, 2005, totaled $4.9 billion, an increase of $874.5 million from the December 31, 2004, balance of $4.0 billion. This increase was due to an increase in mortgage-loan-purchase activity that was partially offset by loan amortization and prepayments. As of December 31, 2005, 124 of the Bank’s 467 members have been approved to participate in the MPF program. The increase in the mortgage-loan portfolio is due to the following reasons:

•       In the ordinary course of business, the Bank may negotiate the sale to the FHLBank of Chicago or other MPF Banks, participations in mortgage assets that the Bank purchases from its members. During the years ended December 31, 2005 and 2004, gross purchases of mortgage loans totaled $3.4 billion and $4.1 billion, respectively, of which 48.7 percent and 88.6 percent, respectively, were sold as participations to the FHLBank of Chicago.

•       In October 2004, the Bank’s board of directors approved a reduction of the activity-based stock-investment requirement to zero for mortgage loans acquired from members. This action was taken to stimulate usage of the MPF program and to prudently add leverage to the Bank’s balance sheet. The board of directors may reinstate an activity-based stock-investment requirement at any time, provided that members are given at least 30 days’ but no more than 45 days’ advance written notice. The reduction in the activity-based stock investment requirement was a catalyst to the increased volume of loan purchases during 2005.

•       As interest rates have risen during 2004 and 2005, mortgage-refinancing activities have declined, resulting in less prepayment activity on the Bank’s outstanding loan portfolio.

The following table presents information relating to the Bank’s mortgage portfolio for the five-year period ended December 31, 2005.

Mortgage Loans Held in Portfolio
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Real estate
Fixed-rate 15-year single-family mortgages	$1,480,555	$1,267,861	$1,355,068	$747,658	$84,595
Fixed-rate 20- and 30-year single-family mortgages	3,370,391	2,697,010	3,118,436	1,717,106	244,744
Fixed-rate multifamily mortgages	—	—	—	—	1,727
Unamortized premiums	51,501	52,365	69,150	29,043	1,167
Unamortized discounts	(13,051)	(4,138)	(4,829)	(4,558	(2,182)
Deferred derivative gains and losses	(1,059)	262	190	266	—
Total mortgage loans held for investment	4,888,337	4,013,360	4,538,015	2,489,515	330,051
Less: allowance for credit losses	(1,843)	(1,379)	(1,317)	(1,334)	(177)
Total mortgage loans, net of allowance for credit losses	$4,886,494	$4,011,981	$4,536,698	$2,488,181	$329,874
Volume of mortgage-loan purchases, by product name
Conventional loans
Original MPF	$220,823	$215,469	$287,987	$99,340	$31,183
MPF 125	56,474	35,346	279,168	178,548	148,623
MPF Plus	1,477,647	217,400	1,958,995	1,326,722	14,670
Multifamily	—	—	—	—	1,732
Total conventional loans	1,754,944	468,215	2,526,150	1,604,610	196,208
Government-insured loans
Original MPF for FHA/VA	—	—	750,303	739,511	134,646
Total par value	$1,754,944	$468,215	$3,276,453	$2,344,121	$330,854
Mortgage loans outstanding by product name
Conventional loans
Original MPF	$642,015	$498,945	$342,103	$116,934	$38,279
MPF 125	361,050	370,663	402,418	275,844	143,717
MPF Plus	3,219,238	2,235,531	2,548,576	1,274,892	14,650
Multifamily	—	—	—	—	1,727
Total conventional loans	4,222,303	3,105,139	3,293,097	1,667,670	198,373
Government-insured loans
Original MPF for FHA/VA	628,643	859,732	1,180,407	797,094	132,693
Total par value	$4,850,946	$3,964,871	$4,473,504	$2,464,764	$331,066

The following table presents the Bank’s retained mortgage-loan purchases from PFIs that represent greater than 10 percent of total mortgage-loan purchases.

Mortgage-Loan Purchases from PFIs
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Balboa Reinsurance Company, a subsidiary of Countrywide Financial Corporation
Dollar amount purchased	$1,448,995	$402,097	$2,298,936	$1,810,310	$148,108
Percent of total mortgage-loan purchases	83%	86%	70%	77%	45%
Webster Bank *
Dollar amount purchased	$28,652	$—	$410,362	$279,699	$152,975
Percent of total mortgage-loan purchases	2%	—%	13%	12%	47%

*                    Loans sold to the Bank between 2000 and 2003 were purchased from First Federal Saving Bank of America, which was subsequently acquired by Webster Bank during the second quarter of 2004. Webster Bank resumed selling loans to the Bank in the first quarter of 2005.

As of December 31, 2005, these two PFIs individually service more than five percent of the Bank’s outstanding mortgage loans. Countrywide Financial Corporation, the holding company of Balboa Reinsurance Company, services approximately 72 percent of the Bank’s mortgage loans and Webster Bank services approximately seven percent of the Bank’s mortgage loans. Webster Bank is also one of the Bank’s five largest advance borrowers. Neither of these members has received preferential pricing on the mortgage loans we purchased from them as compared to any other member.

When a PFI fails to comply with its representations and warranties concerning its duties and obligations described within the PFI agreement and the MPF Origination and Servicing Guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the MPF loans which are impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. The following table provides a summary of MPF loans that have been repurchased by our PFIs.

Summary of MPF Loan Repurchases
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Conventional loans	$689	$5,931	$887	$—	$—
Government-insured loans	276	1,901	225	432	—
Total	$965	$7,832	$1,112	$432	$—

The increase in loan repurchases during 2004 noted in the above table resulted in part from guidance received from the Finance Board in May 2003 which stated that FHLBanks were prohibited from purchasing loans that could not be putatively rated by an NRSRO. For example, loans subject to the Georgia Fair Lending Act, an anti-predatory lending law with liability to loan assignees when it became effective in 2003, were not putatively rated. In an effort to detect loans that may have been subject to the Georgia statute, various document deficiencies were discovered by the Bank through its quality control process. Under the MPF Origination and Servicing Guides and related agreements, the PFI was required to repurchase those loans.

The following tables present the scheduled repayments for mortgage loans outstanding at December 31, 2005 and 2004.

Redemption Terms of Mortgage Loans
As of December 31, 2005
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$141,168	$640,258	$3,440,877	$4,222,303
Fixed-rate government-insured loans	11,820	54,992	561,831	628,643
Total par value	$152,988	$695,250	$4,002,708	$4,850,946

Redemption Terms of Mortgage Loans
As of December 31, 2004
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$104,929	$481,595	$2,518,615	$3,105,139
Fixed-rate government-insured loans	14,369	66,970	778,393	859,732
Total par value	$119,298	$548,565	$3,297,008	$3,964,871

Allowance for Credit Losses on Mortgage Loans.   The allowance for credit losses on mortgage loans was $1.8 million at December 31, 2005, which represented a slight increase of $464,000 from the balance of $1.4 million at December 31, 2004. The increase in the allowance for credit losses during 2005 was primarily driven by an increase in the balance of outstanding mortgage loans held in the portfolio during this time period. The Bank recognized a total of $38,000 in net charge-offs for 2005 as compared to $61,000 for 2004 due to a lower level of foreclosures in 2005. The ratio of net charge-offs to average loans outstanding was less than one basis point for the years ended December 31, 2005 and 2004.

As a result of the devastation caused by Hurricanes Katrina and Rita in the southern United States in 2005, the President of the United States has declared portions of four states - Alabama, Louisiana, Mississippi, and Texas - to be major disaster areas. The Bank has exposure to the areas affected by Hurricanes Katrina and Rita though whole-loan purchases under the MPF program. Management does not expect incremental losses as a result of Hurricanes Katrina and Rita in the MPF portfolio. As of December 31, 2005, the Bank owns conventional mortgage loans with an outstanding balance of $51.3 million in the areas designated for Individual and Public Assistance by the Federal Emergency Management Agency (FEMA); however many of these mortgage loans are covered by flood and/or hazard insurance that may mitigate the extent of losses that may be incurred. Moreover, loans secured by properties not properly insured in accordance with MPF program requirements may be repurchased by the PFI. Finally, mortgage loans in the affected areas are entirely in the MPF Plus product. With MPF Plus loans, the Bank may withhold future CE fees from a PFI as compensation for losses incurred up to a predetermined amount of such losses, provided there are sufficient outstanding loans in the applicable master commitments to generate the necessary CE fees. The predetermined amount of such losses on which the CE fee can be withheld equals 35 basis points of the original funded amount of the master commitment. After evaluating the loans outstanding in the affected areas, the delinquency rates on these loans, the potential for loss mitigation due to flood insurance, the probability of CE fee withholding to cover any incurred losses, and other factors, the Bank does not anticipate that it will incur any incremental losses due to the effects of Hurricanes Katrina and Rita.

The following table presents the Bank’s allowance for credit losses activity for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

Allowance for Credit Losses Activity
(dollars in thousands)

	As of and for the Year Ended
	December 31,
	2005	2004	2003	2002	2001
Balance at January 1	$1,379	$1,317	$1,334	$177	$2
Charge-offs	(38)	(91)	(22)	—	—
Recoveries	—	30	—	—	—
Net charge-offs	(38)	(61)	(22)	—	—
Provisions for (reduction of) credit losses	502	123	5	1,157	175
Balance at period end	$1,843	$1,379	$1,317	$1,334	$177

The following table presents the Bank’s allocation of allowance for credit losses activity for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

Allocation of Allowance for Credit Losses
(dollars in thousands)

December 31,
2005		2004		2003		2002		2001
Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Conventional loans	$1,843	87.0%	$1,379	78.3%	$1,317	73.6%	$1,334	67.7%	$177	59.9%
Government-insured loans	—	13.0	—	21.7	—	26.4	—	32.3	—	40.1
Total	$1,843	100.0%	$1,379	100.0%	$1,317	100.0%	$1,334	100.0%	$177	100.0%

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at December 31, 2005, is provided in the following table.

Summary of Delinquent Mortgage Loans
(dollars in thousands)

		Government-
Days delinquent	Conventional	Insured(1)	Total
30 days	$37,476	$27,634	$65,110
60 days	5,617	11,080	16,697
90 days or more and accruing	—	6,788	6,788
90 days or more and nonaccruing	6,387	—	6,387
Total delinquencies	$49,480	$45,502	$94,982
Total par value of mortgage loans outstanding	$4,222,303	$628,643	$4,850,946
Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.17%	7.24%	1.96%
Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.15%	1.08%	0.27%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Loan-Portfolio Analysis.   The Bank’s par value of outstanding mortgage loans, nonperforming loans, and loans 90 days or more past due and accruing interest for the five-year period ended December 31, 2005, are provided in the following table.

Loan-Portfolio Analysis
(dollars in thousands)

	As of December 31,
	2005	2004	2003	2002	2001
Real-estate mortgages	$4,850,946	$3,964,871	$4,473,504	$2,464,764	$331,066
Nonperforming real-estate mortgages	$6,387	$2,708	$1,426	$232	$—
Real-estate mortgages past due 90 days or more and still accruing(1)	$6,788	$663	$261	$—	$—
Interest contractually due during the period	$388	$205	$119	$—	$—
Interest actually received during the period	349	177	108	—	—
Shortfall	$39	$28	$11	$—	$—

(1)          Only government-guaranteed loans (for example, FHA, VA) continue to accrue interest after 90 or more days delinquent.

As of December 31, 2005 and 2004, loans in foreclosure were $2.8 million and $1.4 million, respectively, and real-estate owned (REO) was $479,000 and $539,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets.   During the year ended December 31, 2005 and 2004, the Bank sold REO assets with a recorded carrying value of $1.1 million and $763,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized gains totaling $104,000 on the sale of REO assets during the year ended December 31, 2005. The Bank recognized losses totaling $40,000 on the sale of REO assets during the year ended December 31, 2004. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank incurred expenses associated with maintaining these properties during the period in which it had title to the properties totaling $39,000 and $48,000 respectively. These expenses are recorded in other expense.

The Bank’s mortgage-loan portfolio is geographically diversified across all 50 states and Washington, D.C., and no single zip code represented more than one percent of outstanding mortgage loans at December 31, 2005 and December 31, 2004. The Bank observes little correlation between the geographic locations of loans and delinquency, and there is no concentration of delinquent loans in any particular geographic area. The following tables provide the portfolio characteristics of mortgage loans held by the Bank.

Characteristics of the Bank’s Mortgage-Loan Portfolio(1)

	December 31,
	2005	2004
Loan-to-value ratio at origination
≤ 60.00%	45%	34%
60.01% to 70.00%	13	14
70.01% to 80.00%	18	17
80.01% to 90.00%	12	15
Greater than 90.00%	12	20
Total	100%	100%
Weighted average	64%	69%
FICO score(2)
< 620	4%	5%
620 to < 660	8	9
660 to < 700	14	14
700 to < 740	21	21
≥ 740	51	48
Not available	2	3
Total	100%	100%
Weighted average	731	726

(1)          Percentages calculated based on unpaid principal balance at the end of each period.

(2)          FICO® is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

Regional Concentration of Mortgage Loans Outstanding(1)

	December 31,
	2005	2004
Regional concentration(2)
Midwest	9%	9%
Northeast	36	40
Southeast	14	14
Southwest	14	15
West	27	22
Total	100%	100%
State concentration(3)
Massachusetts	19%	23%
California	19	14

(1)          Percentages calculated based on unpaid principal balance at the end of each period.

(2)          Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast     includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

(3)          State concentrations are provided for any individual state in which the Bank has a concentration of 10 percent or more.

First-Loss Account.   The Bank’s conventional mortgage-loan portfolio currently consists of three MPF products: Original MPF, MPF 125 and MPF Plus, which differ from each other in the way the first-loss account is determined, as described in Item 1 - Business - Mortgage-Loan Finance. The first-loss account for the Bank’s MPF products on an aggregated basis for the years ended December 31, 2005 and 2004, was as follows:

First-Loss Account
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004
Balance at beginning of the period	$18,882	$17,721
Amount accumulated during the period	5,039	1,161
Balance at end of the period	$23,921	$18,882

The aggregated amount of the first-loss account is memorialized and tracked but is neither recorded nor reported as a loan-loss reserve in the Bank’s financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member’s CE, then to the Bank after the member’s CE obligation has been met.

Debt Financing—Consolidated Obligations

The Bank funds its assets primarily through the sale of debt securities, known as COs, which are issued through the Office of Finance. This allows the Bank to have a readily accessible source of funds at relatively favorable rates. The Bank’s ability to access the money and capital markets—across the entire maturity spectrum, in a variety of debt structures through the sale of COs—has historically allowed the Bank to manage its balance sheet effectively and efficiently. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank’s outstanding COs, including COs held by other FHLBanks, were approximately $937.5 billion and $869.2 billion at December 31, 2005 and 2004, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank has not paid any obligations on behalf of the other FHLBanks during the years ended 2005 and 2004.

COs consist of bonds and DNs. In general, the maturities of CO bonds range from three months to 20 years, but they are not subject to any statutory or regulatory limits as to their maturities. DNs are issued to raise short-term funds; they are issued at less than their face amount, and are redeemed at par value upon maturity, which may range between one and 360 days.

At December 31, 2005 and 2004, outstanding COs, including bonds and DNs, totaled $53.8 billion and $47.8 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at December 31, 2005 and 2004, by the year of maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding
by Year of Maturity
(dollars in thousands)

	December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
2005	$—	—%	$8,628,085	3.38%
2006	8,287,805	3.22	6,074,030	3.07
2007	7,401,505	3.63	4,163,125	3.44
2008	5,523,200	4.03	3,075,640	3.80
2009	1,747,435	3.79	1,672,000	3.80
2010	1,470,770	4.40	697,340	4.28
Thereafter	8,159,000	5.59	8,187,015	6.04
Total par value	32,589,715	4.13%	32,497,235	4.08%
Bond premium	24,829		41,298
Bond discount	(2,982,008)		(4,768,800)
SFAS 133 hedging adjustments	(190,463)		(90,019)
Total	$29,442,073		$27,679,714

CO bonds outstanding at December 31, 2005, and 2004 include callable bonds totaling $16.7 billion, and $15.7 billion, respectively. The Bank uses fixed-rate callable debt to finance its assets. Contemporaneous with such a debt issue, the Bank may also enter into an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt effectively creates floating-rate funding at rates that are more attractive than other available alternatives.

The discount associated with CO bonds is primarily attributable to zero-coupon callable bonds. The zero-coupon callable bonds are issued at substantial discounts to their par amounts because they have very long terms with no coupon. The Bank has hedged these bonds with interest-rate swaps, resulting in a LIBOR-based funding rate on the original bond proceeds over the life of the bonds.

As of December 31, 2004, SFAS 133 hedging adjustments decreased $134.4 million due to higher market interest rates, which resulted in a lower estimated fair value of the hedged CO bonds. This trend continued through December 31, 2005, resulting in SFAS 133 hedging adjustments of $100.4 million.

The following table summarizes CO bonds outstanding at December 31, 2005 and 2004, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2005	2004
2005	$—	$20,870,585
2006	21,056,805	5,239,030
2007	4,576,505	2,838,125
2008	3,193,200	1,815,640
2009	952,435	942,000
2010	695,770	112,340
Thereafter	2,115,000	679,515
Total par value	$32,589,715	$32,497,235

Interest-Rate-Payment Terms.   The following table details interest-rate-payment terms for CO bonds at December 31, 2005 and 2004.

Consolidated Obligation Bonds by
Interest-Rate-Payment Terms
(dollars in thousands)

	December 31,
	2005	2004
Fixed-rate bonds	$28,550,215	$24,699,735
Step-up bonds	434,500	—
Variable-rate bonds	—	2,000,000
Zero-coupon bonds	3,605,000	5,797,500
Total par value	$32,589,715	$32,497,235

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities up to one year. The issuance of CO DNs with maturities of one business day influences the aggregate origination volume. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 45.3 percent and 42.1 percent of outstanding COs at December 31, 2005 and 2004, but accounted for 98.3 percent and 97.4 percent of the proceeds from the sale of COs as of December 31, 2005 and 2004. Much of the CO DN activity reflects the refinancing of overnight CO DNs, which averaged $2.1 billion during the year ended December 31, 2005, up from an average of $1.2 billion during the year ended December 31, 2004.

The significant growth in DNs outstanding of $4.2 billion at December 31, 2005, compared with December 31, 2004, is attributable to the increase in short term and overnight advances of $5.9 billion that occurred during 2005. The remaining increase in advances was funded by a decline in short-term investments.

The Bank’s outstanding consolidated DNs, all of which are due within one year, were as follows:

Consolidated Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
December 31, 2005	$24,339,903	$24,442,173	4.10%
December 31, 2004	20,090,681	20,115,715	2.08

Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Year Ended December 31,
	2005		2004		2003
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$2,125,688	3.01%	$1,214,203	1.47%	$1,056,510	1.07%
Term discount notes	15,612,578	3.24	6,395,180	1.43	6,447,108	1.12
Total discount notes	17,738,266	3.22	7,609,383	1.44	7,503,618	1.11
Bonds	28,374,021	3.59	29,793,461	2.83	30,446,663	3.03
Total consolidated obligations	$46,112,287	3.44%	$37,402,844	2.55%	$37,950,281	2.65%

The average balances of COs for the year ended December 31, 2005, were higher than the average balances for the year ended December 31, 2004, which is consistent with the increase in total average assets, primarily short-term advances. This CO increase was entirely due to growth in DNs. The average balance of term DNs and overnight DNs increased $9.2 billion and $0.9 billion, respectively, from the prior period. Average balances of bonds declined $1.4 billion from the prior period. The average balance of DNs represented approximately 38.5 percent of total average COs during the year ended December 31, 2005, as compared with 20.3 percent of total average COs during the year ended December 31, 2004, and the average balance of bonds represented 61.5 percent and 79.7 percent of total average COs outstanding during the years ended December 31, 2005 and 2004, respectively.

Deposits

The Bank offers demand and overnight deposits, custodial mortgage accounts, and term deposits to its members. Deposit programs are intended to provide members a low-risk earning asset that satisfies regulatory liquidity requirements. Deposit balances depend on members’ need to place excess liquidity and can fluctuate significantly. Due to the relatively small size of the Bank’s deposit base, and the unpredictable nature of member demand for deposits, the Bank does not rely on deposits as a core component of its funding.

As of December 31, 2005 deposits, totaled $602.1 million compared with $890.9 million at December 31, 2004, decreasing $288.8 million. This decrease was mainly the result of a lower level of member deposits in the Bank’s overnight deposit accounts, which provide members with a short-term liquid investment.

For the years ended December 31, 2005, and December 31, 2004, average demand- and overnight-deposit balances were $629.6 million and $924.3 million, respectively, and the average rate paid was 2.72 percent and 1.00 percent, respectively.

The following table presents term deposits issued in amounts of $100,000 or more at December 31, 2005 and 2004:

Term Deposits Greater Than $100,000
(dollars in thousands)

	December 31,
	2005		2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Term Deposits by Maturity
Three months or less	$2,000	2.72%	$1,000	2.96%
Over three through six months	1,000	2.73	500	2.20
Over six months through 12 months	1,000	2.42	2,000	1.85
Greater than 12 months	20,000	4.71	23,000	4.40
Total par value	$24,000	4.37%	$26,500	4.11%

Capital

On April 19, 2004, the Bank replaced its capital-stock-subscription structure, as mandated by the GLB Act. All outstanding capital stock was replaced with shares of Class B stock at a one-for-one exchange rate. Under the new capital structure, members are required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, and 4.5 percent of other advances and other specified assets related to activity between the Bank and the member. Members may redeem Class B stock five years following a notice of withdrawal or other termination of membership or by giving five years’ notice with respect to stock that is not required by the member to meet its total stock-investment requirement (excess stock). The Bank, at its discretion, may repurchase excess stock from the member at any time. Both redemptions and repurchases of Class B stock are not permitted if (1) they will cause the Bank to fail to meet any of its capital requirements; (2) the principal and interest due on any COs issued through the Office of Finance has not been paid in full or, under certain circumstances, if the Bank becomes a noncomplying FHLBank under Finance Board regulations as a result of its inability to comply with regulatory liquidity requirements or to satisfy its current obligations; (3) the Finance Board or the Bank’s board of directors has determined that the Bank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the Bank, unless the redemption or repurchase is approved in writing by the Finance Board; and (4) the redemption or repurchase would cause the member to be out of compliance with its minimum investment requirement.

In addition, the Bank’s board of directors may suspend redemption of Class B stock if the Bank reasonably believes that continued redemption of such stock would cause the Bank to fail to meet its minimum capital requirements in the future, would prevent the Bank from maintaining adequate capital against a potential risk that may not be adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner. The Bank may not repurchase any Class B stock without the written consent of the Finance Board during any period in which the Bank has suspended redemption of Class B stock.

Prior to the implementation of the Bank’s capital plan, members were permitted to opt out of the capital-stock conversion and withdraw from membership by submitting written notice of intent to withdraw from the Bank no later than February 19, 2004. Members were also permitted to request that a specified percentage of any shares held in excess of their total stock-investment requirement be repurchased by the Bank, subject to the Bank’s sole discretion. As of February 19, 2004, eight members holding $109.1 million of capital stock opted out by submitting written notice of their intent to withdraw from membership, and

52 members requested that the Bank repurchase an estimated $627.0 million of capital stock in excess of the members’ total stock requirement. As a result of these membership withdrawals, the fulfillment of all stock-repurchase requests, and the issuance of Class B shares to members that were required to purchase additional shares under the Bank’s capital structure plan, the Bank’s total outstanding capital stock was reduced to $1.8 billion on April 19, 2004.

The board of directors of the Bank may, but is not required to, declare and pay noncumulative dividends in cash, stock, or a combination thereof. Dividends may only be paid from current net earnings or previously retained earnings. See Item—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding the Bank’s dividends.

Regulatory Capital Requirements.   Upon implementation of its new capital structure on April 19, 2004, the Bank became subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement.

The Bank was in compliance with these requirements, following the implementation of its new capital structure, and remains in compliance at December 31, 2005, as noted in the following table.

Risk-Based Capital Requirements
(dollars in thousands)

	December 31,
	2005	2004
Permanent capital
Class B stock	$2,531,145	$2,085,814
Mandatorily redeemable capital stock	8,296	57,882
Retained earnings	135,086	95,866
Permanent capital	$2,674,527	$2,239,562
Risk-based capital requirement
Credit-risk capital	$150,938	$152,936
Market-risk capital	133,763	110,394
Operations-risk capital	85,410	78,999
Risk-based capital requirement	$370,111	$342,329

In addition to the risk-based capital requirements, the GLB Act specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements following the implementation of its new capital structure, and remained in compliance at December 31, 2005.

The following table provides the Bank’s capital ratios as of December 31, 2005 and 2004.

Capital Ratio Requirements
(dollars in thousands)

	December 31,
	2005	2004
Capital ratio
Minimum capital (4% of total assets)	$2,308,001	$2,070,204
Actual capital (capital stock plus retained earnings)	2,674,527	2,239,562
Total assets	57,700,034	51,755,095
Capital ratio (permanent capital as a percentage of total assets)	4.6%	4.3%
Leverage ratio
Minimum leverage capital (5% of total assets)	$2,885,002	$2,587,755
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	4,011,791	3,359,343
Leverage ratio (leverage capital as a percentage of total assets)	7.0%	6.5%

The Bank targets an operating range of 4.0 percent to 5.5 percent for the capital ratio. In general, due to the member stock-purchase requirements, which are based on member activity with the Bank, as member assets increase and decrease, the Bank’s capital stock will increase and decrease by a proportionate amount.

Derivative Instruments

The Bank adopted SFAS 133, on January 1, 2001. The Bank’s derivative transactions are recorded on the statements of condition at fair value, netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability. The Bank bases the estimated fair values of these agreements on the cost of interest-rate-exchange agreements with similar terms or available market prices. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash-flow analysis and comparison to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. The Bank formally establishes hedging relationships associated with balance-sheet items to obtain economic results. These hedge relationships may include fair-value and cash-flow hedges, as designated under SFAS 133, as well as economic hedges.

The Bank had commitments for which it was obligated to purchase mortgage loans totaling $7.3 million and $26.7 million at December 31, 2005, and December 31, 2004, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value totaled $45.4 million and $60.1 million as of December 31, 2005 and 2004, respectively. Derivative liabilities’ net fair value totaled $255.9 million and $397.6 million as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Bank did not have any derivative contracts with its members in which the Bank acts as an intermediary between the member and a derivative counterparty. However, as part of the Bank’s hedging activities as of December 31, 2005, the Bank had entered into derivative contracts directly with certain affiliates of the Bank’s members. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the members to enter into such contracts.

Outstanding Derivative Contracts with Affiliates of Bank Members
(dollars in thousands)

		December 31, 2005
Derivatives Counterparty	Affiliate Member	Notional Outstanding	% of Notional Outstanding
Bank of America NA	Bank of America Rhode Island, NA	$1,645,700	6.61%
Royal Bank of Scotland, PLC	Citizens Financial Group(1)	169,000	0.68

(1)          Citizens Financial Group, a subsidiary of The Royal Bank of Scotland Group, is the holding company of four of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, and Citizens Bank of Connecticut.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through consolidated obligation issuance, which is described in Item 1—Business—Consolidated Obligations. The Bank’s equity capital resources are governed by the capital plan, which is described in the following “Capital” section.

Liquidity

The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

During the last two years, the Bank has experienced an expansion of its balance sheet. The Bank’s total assets have increased from $41.9 billion at December 31, 2003 to $57.7 billion at December 31, 2005. This expansion was supported by an increase in capital stock purchased by members, in accordance with the Bank’s capital stock requirements, from $2.4 billion at December 31, 2003 to $2.5 billion at December 31, 2005, as the balances for advances increased. The increases in advances, mortgage loans, MBS, and other investments were also supported by an increase in consolidated obligations of $16.4 billion from December 31, 2003 to December 31, 2005.

The Bank’s ability to expand in response to member credit needs is based on the capital stock requirements for advances. A member is required to increase its capital stock investment in the Bank as its outstanding advances increase. The capital stock requirement for advances is currently 3.0 percent for overnight advances and 4.5 percent for all other advances, while the Bank’s minimum capital to assets leverage limit is currently 4.0 percent based on Finance Board requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue consolidated obligations, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of mortgage loans, MBS and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As member credit needs result in reduced advance and mortgage loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. The Bank may allow its consolidated obligations to mature without replacement, or repurchase and retire outstanding consolidated obligations, allowing its balance sheet to shrink.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including: mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances versus other wholesale borrowing alternatives. However, the Bank regularly monitors current trends and anticipates future debt issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity management practices are described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. Such disruptions could include being required to repay all or a portion of the principal or interest on consolidated obligations for which another FHLBank is the primary obligor. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the Bank’s joint and several liability for FHLBank consolidated obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Debt Financing-Consolidated Obligations.

Capital

Total capital as of December 31, 2005 was $2.7 billion, a 22.9 percent increase from $2.2 billion as of December 31, 2004. Total capital as of December 31, 2004, at $2.2 billion, represented a decrease of 11.9 percent from the $2.5 billion as of December 31, 2003.

The Bank offers only Class B stock and members must purchase Class B stock equal to the value of the sum of (1) 0.35 percent of the value of certain member assets eligible to secure advances and (2) 3.0 percent for overnight advances, and 4.5 percent of other advances and other specified assets related to activity between the Bank and the member, which we refer to in the aggregate as the member’s total stock-investment requirement. Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock redemption period. Also subject to a five-year stock redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At December 31, 2005, $8.3 million of capital stock was subject to a five-year stock redemption period, and it is anticipated that $7.9 million of these shares will be redeemed by 2009 and an additional $0.4 million is anticipated to be redeemed in 2010.

The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, in its sole discretion, repurchase stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing by the member, if that stock is not required by the member to meet its total stock-investment requirement and the repurchase will not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions.

The Bank implemented its capital plan on April 19, 2004, under which each member is required to own stock in an amount equal to the sum of its membership stock requirement plus its activity-based stock requirement. Eight members, which had capital stock with a total par value of $109.1 million at February 19, 2004, opted not to participate in the capital plan, and the Bank redeemed their capital stock. All other members participated in the implementation, and outstanding shares of existing capital stock were automatically exchanged for Class B stock redeemable upon five years’ notice to the Bank. Additionally, in conjunction with the implementation of the capital plan, 52 members requested that the Bank repurchase $627.0 million of capital stock in excess of the members’ total stock requirement. As a result of these membership withdrawals, the fulfillment of all stock-repurchase requests, and the issuance of Class B shares to members that were required to purchase additional shares under the Bank’s capital structure plan, the Bank’s total outstanding capital stock was reduced to $1.8 billion on April 19, 2004.

Throughout the remainder of 2004 following the implementation of the Bank’s capital plan, the Bank repurchased $65.5 million of excess capital stock, and during the year ended December 31, 2005, the Bank repurchased $356.1 million of excess capital stock. All such repurchases were completed after determining that we would remain in compliance with our minimum regulatory capital requirements after making such repurchases.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year stock redemption period. The Bank’s capital plan provides that the Bank will charge the member a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with Section 7(j) of the GLB Act.

At December 31, 2005 and 2004, members and nonmembers with capital stock outstanding held $353.0 million and $287.1 million, respectively, in excess capital stock. A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. At its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five-year redemption period has expired by providing a member with written notice. While historically the Bank has repurchased excess stock at the member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Bank’s 2005 Financial Statements.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0 percent of its total assets, (ii) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At December 31, 2005, the Bank had a total capital to assets ratio of 4.6 percent, a leverage capital to assets ratio of 7.0 percent, and a risk-based capital requirement of $370.1 million, which was more than satisfied by the Bank’s permanent capital of $2.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2004, the Bank had a total capital to assets ratio of 4.3 percent, a leverage capital to assets ratio of 6.5 percent, and a risk-based capital requirement of $342.3 million, which was more than satisfied by the Bank’s permanent capital of $2.2 billion.

The Bank’s capital requirements are more fully discussed in Note 14 to the Bank’s 2004 Financial Statements.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $71.2 million and $52.2 million at December 31, 2005, and December 31, 2004,  respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Notional amounts of outstanding standby letters of credit were $117.6 million and $118.9 million at December 31, 2005 and 2004, respectively.

Commitments for unused lines-of-credit advances totaled $1.5 billion for both December 31, 2005 and December 31, 2004. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank has entered into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2010. Total commitments for bond purchases were $554.0 million and $622.3 million at December 31, 2005 and 2004, respectively. The Bank was not required to purchase any bonds under these agreements through December 31, 2005.

The Bank only records a liability for COs on its statement of condition for the proceeds it receives from the issuance of those COs. In addition, each FHLBank is jointly and severally obligated for the payment of all COs of all of the FHLBanks. Accordingly, should one or more of the FHLBanks be unable to repay their participation in the COs, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, annually the FHLBanks must set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See Item 1—Business—Assessments section for additional information regarding REFCorp and AHP assessments.

Contractual Obligations.   The following table presents contractual obligations of the Bank as of December 31, 2005.

Contractual Obligations As of December 31, 2005
(dollars in thousands)

	Payment due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$32,589,715	$8,287,805	$12,924,705	$3,218,205	$8,159,000
Operating lease obligations	24,410	3,375	7,179	6,928	6,928
Purchase obligations(2)	750,198	750,198	—	—	—
Members’ unused lines of credit(3)	1,452,246	1,452,246	—	—	—
Mandatorily redeemable capital stock	8,296	—	—	8,296	—
Consolidated obligations traded not settled	62,000	—	22,000	25,000	15,000
Total contractual obligations	$34,886,865	$10,493,624	$12,953,884	$3,258,429	$8,180,928

(1)          Includes CO bonds outstanding at December 31, 2005, at par value.

(2)          Includes standby letters of credit, unconditional commitments for advances, standby bond-purchase agreements, and commitments to fund/purchase mortgage loans.

(3)          Many of the members’ unused lines of credit are not expected to be drawn upon, and therefore the commitment amount does not necessarily represent future cash requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported periods. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.

The Bank has identified four accounting policies that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, and the allowance for loan losses. The Bank’s audit committee of the Board of Directors has reviewed these policies.

Accounting for Derivatives

Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of the Bank’s derivatives are either: 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 2) derivative contracts structured to offset some or all of the risk exposure inherent in its member-lending, mortgage-purchase, investment, and funding activities. Under SFAS 133, the Bank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed by SFAS 133 introduces the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the Bank’s reported earnings may exhibit considerable variability. The Bank emphasizes hedging techniques that are effective under the hedge-accounting requirements of SFAS 133. However, not all of the Bank’s hedging relationships meet the hedge-accounting requirements of SFAS 133. In some cases, the Bank has elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements of SFAS 133, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Board regulation and Bank policy, derivative instruments that do not qualify as hedging instruments pursuant to GAAP may be used only if the Bank documents a nonspeculative purpose.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging the Bank’s exposure to changes in the fair value of a recognized asset, liability, or unrecognized firm commitment, or changes in future variable cash flows attributable to a recognized asset or liability or forecasted transaction. Fair-value hedge accounting allows for the offsetting changes in the fair value of the hedged risk in the hedged item to also be recorded in current period earnings. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO bond that settles within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market-settlement conventions to be five business days or less for advances and 30 calendar days or less, using a next business day convention, for CO bonds. In such circumstances, although the advance or CO bond will not be recognized in the financial statements until settlement date, we believe it meets the criteria for applying the shortcut method. We then record changes in the fair value of the derivative and hedged item beginning on trade date.

If the hedge does not meet the criteria for shortcut accounting, it is treated as a “long-haul” fair-value hedge, where the change in fair value of the hedged item must be measured separately from the derivative and effectiveness testing must be performed with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked through current-period earnings without any offset related to the hedged item.

For derivative transactions that potentially qualify for long-haul fair-value hedge-accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging changes in the estimated fair values of the hedged items attributable to the risks being hedged. Hedge-effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis. The Bank performs testing at hedge inception based on regression analysis of the hypothetical performance of the hedge relationship using historical market data. The Bank then performs regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month the Bank uses a consistently applied statistical methodology that uses a sample of at least 31 historical interest-rate environments and includes an R-square test, a slope test, and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-square must be greater than 0.8, the slope must be between -0.8 and -1.25, and the computed F-test significance must be less than 0.05.

Given that a derivative qualifies for long-haul fair-value hedge-accounting treatment, the most important element of effectiveness testing is the price sensitivity of the derivative and the hedged item in response to changes in interest rates and volatility as expressed by their effective durations. The effective duration will be affected mostly by the final maturity and any option characteristics. In general, the shorter the effective duration, the more likely it is that effectiveness testing would fail. This is because, given a relatively short duration, the LIBOR leg of the swap is a relatively important component of the monthly change in the derivative’s estimated fair value, and there is no offsetting LIBOR leg in the hedged item. In this circumstance, the slope criterion is the more likely factor to cause the effectiveness test to fail.

The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

For derivative instruments and hedged items that meet the requirement of SFAS 133 as described above, the Bank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in monthly income. As of December 31, 2005, the Bank held derivatives that are marked to market with no offsetting SFAS 133-qualifying hedged item including: $525.0 million of interest-rate swaptions where the Bank owns the right to receive a fixed rate, $446.0 million of interest-rate caps, $221.5 million of interest-rate swaps where the Bank pays a fixed rate and receives a floating rate, $5.0 million of forward contracts, and $7.3 million of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2005, was an unrealized loss of $0.1 million. The following table shows the estimated differences in the fair value of these derivatives under alternative parallel interest-rate shifts:

Change in Fair Value of Undesignated Derivatives
As of December 31, 2005
(dollars in thousands)

	-100 basis points	-50 basis points	+50 basis points	+100 basis points
Change from base case
Interest-rate swaptions	$2,848	$285	$(60)	$(70)
Interest-rate caps and swaps	(2,899)	(1,439)	1,422	2,833
Mortgage-delivery commitments	(151)	(86)	102	210
Total change from base case	$(202)	$(1,240)	$1,464	$2,973

The fair values of these derivatives are intended to offset potential rapid increases in amortization of deferred premiums on prepayable assets and the change in market value of trading account securities. Bank projections of changes in value of the derivatives have been consistent with actual market conditions. For the balance-sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual market conditions.

Fair-Value Estimates

Certain of the Bank’s assets and liabilities, including investments classified as available-for-sale and trading, and all derivatives, are presented on the statement of condition at fair value. Under GAAP, the fair value of an asset, liability, or derivative is the amount at which that asset could be bought or sold, or that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain Bank assets, liabilities, and derivative transactions. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against a loss.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different models and assumptions as well as changes in market conditions could significantly affect the Bank’s financial position and results of operations.

Management classifies the fair values into one of the following categories:

1)               Reflects quoted prices for identical assets or liabilities in active markets;

2)               Reflects quoted prices for identical assets or liabilities in inactive markets or quoted prices for similar assets and liabilities regardless of the level of activity;

3)               Reflects market inputs other than quoted prices that are directly observable for the asset or liability for the full term of the instrument;

4)               Reflects market inputs that are not directly observable for the asset or liability but that are corroborated by other market data through correlation or other means, thereby incorporating observable market data, over the full term of the instrument;

5)               Reflects entity inputs that are not corroborated by other market data.

The fair values for the Bank’s derivatives portfolio, hedged items in which the hedged risk is the risk of changes in fair value attributable to changes in the benchmark LIBOR interest rate, and investments classified as available-for-sale and trading are calculated internally by our risk-management department.

Fair Value of Bank Portfolios by Pricing Method
As of December 31, 2005

Fair value based on:	Derivatives	Available for Sale Portfolio	Trading Portfolio
Quoted market prices	—%	—%	—%
Quoted inactive market prices	—	—	—
Internal models with significant observable market parameters	92	25	100
Internal models with significant unobservable market parameters	8	75	—
Input not corroborated by market data	—	—	—

For purposes of estimating the fair value of derivatives and items for which the Bank is hedging the changes in fair value attributable to changes in the designated benchmark interest rate, the Bank employs a valuation model which uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard bootstrapping and smoothing techniques. “Bootstrapping” is the name given to the methodology of constructing a yield curve using shorter-dated instruments to obtain near-term discount factors progressing to longer-dated instruments to obtain the longer-dated discount factors. “Smoothing techniques” refer to the use of parametric equations to estimate a continuous series of discount factors by fitting an equation (representing a curve or line) to discount factors directly observed from market data. The model also calibrates an implied volatility surface from the at-the-money LIBOR cap/floor prices and the at-the-money swaptions prices. The application uses a modified Black-Karasinski process to model the term structure of interest rates.

Fair values of investments classified as available-for-sale or trading for which quoted market prices are not readily available are determined on the basis of spreads listed in dealer publications or dealer quotations, whereby the Bank attempts to obtain values from multiple securities dealers and uses the average of given spreads or values.

Deferred Premium/Discount Associated with Prepayable Assets

When the Bank purchases MBS, it often pays an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. SFAS 91 establishes accounting guidance that permits the Bank to amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life.

The Bank typically pays more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date. The net purchase premiums paid in accordance with SFAS 91 are then amortized using the constant-effective-yield method over the expected lives of the mortgages as a reduction in their book yields (that is, interest income). Similarly, if the Bank pays less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages’ book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.

The Bank estimates prepayment speeds on each individual security using the most recent three months of historical constant prepayment rates, as available, or may subscribe to third-party data services that provide estimates of cash flows, from which the Bank determines expected asset lives. The constant-effective-yield method uses actual prepayments received and projected future prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that needs to be recognized so that the book yield of each MBS is constant for each month until maturity.

Amortization of mortgage premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage-interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also depend on the accuracy of prepayment projections compared to actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and difficult to accurately predict the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. In general, lower interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared to the effect of higher interest rates that would tend to decelerate the amortization and accretion of premiums and discounts.

The effect on net income from the amortization and accretion of premiums and discounts on mortgage loans and MBS for the years ended December 31, 2005, 2004, and 2003, was a net reduction of income of $5.4 million, $26.0 million, and $24.1 million, respectively.

Allowance for Loan Losses

Advances.   The Bank has experienced no credit losses on advances and management currently does not anticipate any credit losses on advances. Based on the collateral held as security for advances, management’s credit analyses, and prior repayment history, no allowance for losses on advances is deemed necessary. The Bank is required by statute to obtain sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain types of qualified collateral, which are primarily U.S. government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real-estate-related assets.

At December 31, 2005, December 31, 2004, and December 31, 2003, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.

Mortgage Loans.   The Bank purchases both conventional mortgage loans and FHA/VA mortgage loans under the MPF program. FHA/VA loans are government guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by SMI purchased by the member. The CE is the PFI’s potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

The Bank stratifies the conventional portfolio between loan pools that are credit enhanced to the equivalent of a AA long-term credit rating, and those loan pools that are credit enhanced to the equivalent of an A long-term credit rating. The Bank’s risk-sharing arrangements, and the underwriting characteristics of the mortgage loans, are the primary factors used to determine the equivalent long-term credit ratings of the Bank’s loan pools. As noted in the following paragraph, the equivalent long-term credit ratings of the Bank’s loan pools are a significant factor in determining the adequacy of the allowance.

The allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank’s conventional loan pools is based on an analysis of the performance of the Bank’s loan portfolio, general economic conditions, the credit value of the Bank’s risk-sharing arrangements as expressed by the equivalent long-term credit rating of the Bank’s loan pools, and an analysis of loan-reserve levels used by Freddie Mac, a GSE comprising a substantial portion of the secondary mortgage market. The loan-loss reserve levels of Freddie Mac incorporates the best estimates for losses on a seasoned, diversified, national portfolio of mortgage loans with similar underwriting standards to the MPF program. The Bank’s analysis also incorporates the historical loss experience for similarly rated residential MBS over the expected life of the Bank’s conventional loan pools. The Bank relies on this approach as MPF is a relatively new program and the Bank has limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from this indexing methodology and relying primarily on the actual loss experience of the MPF portfolio. Management will begin to rely primarily on the Bank’s actual loss experience when the MPF portfolio is sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own loss experience.

The process of determining the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Due to variability in the data underlying the assumptions made in the process of determining the allowance for loan losses, estimates of the portfolio’s inherent risks will change as warranted by changes in the economy, particularly the residential mortgage market and changes in house prices. The Bank periodically reviews general economic conditions to determine if the loan-loss reserve is adequate in view of economic or other risk factors that may affect markets in which the Bank’s mortgage loans are located. The degree to which any particular change would affect the allowance for loan losses would depend on the severity of the change.

As of December 31, 2005, and December 31, 2004, the allowance for loan losses on the conventional mortgage-loan portfolio stood at $1.8 million and $1.4 million, respectively. The allowance reflects the Bank’s understanding of probable incurred losses inherent in the MPF portfolio as of December 31, 2005.

RECENT ACCOUNTING DEVELOPMENTS

FASB Staff Position (FSP) FAS 115-1 and 124.1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. On November 3, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 and 124-1, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank does not expect the FSP to have a material impact on its results of operations or financial condition at the time of adoption.

SFAS No.154, Accounting Changes and Error Corrections (SFAS 154).   In May 2005, the FASB issued SFAS 154, which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires the retrospective application of a change in accounting principle to the financial statements of all prior periods or to the beginning of the earliest period where retrospective application is practicable. This statement also defines the term restatement as the process of revising previously issued financial statements to reflect the correction of an error in those financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Bank does not expect SFAS 154 to have a material impact on its results of operations or financial condition at the time of adoption.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155).   On February 16, 2006, the FASB issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.

DIG Issue B38 and DIG Issue B39.   On June 30, 2005, the FASB issued Derivatives Implementation Group (DIG) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses the application of SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option)

embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The Bank does not expect DIG Issues B38 and B39 to have a material impact on its results of operations or financial condition at the time of adoption.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed Capital Regulation

On March 8, 2006, the Federal Housing Finance Board voted to approve a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would restrict the amount of dividends that an FHLBank could pay whenever the FHLBank is not in compliance with the minimum retained earnings requirements and would prohibit any FHLBank from issuing dividends in the form of stock. The proposed regulation has been published in the Federal Register and will be open for public comment until July 13, 2006. We cannot anticipate what the final form of the regulation will take. The proposed regulation and related comments, once published, may be viewed at www.gpoaccess.gov/fr/index.html

The proposed regulation is also available from the Finance Board’s website at www.fhfb.gov.

Proposed Changes to GSE Regulation

On October 26, 2005, the House of Representatives approved legislation that would create a new regulator for Fannie Mae, Freddie Mac, and the FHLBanks. The legislation would eliminate, among other things, the Office of Federal Housing Enterprise Oversight and the Finance Board, combining their functions into a single, new regulator for the three GSEs. Similar legislation was approved by the Senate Banking Committee earlier in the year. It is impossible to predict whether the full Senate would approve such GSE legislation, whether any such change in regulatory structure ultimately would be signed into law, or if enacted, what effect such legislation would have on the Bank and the FHLBank System.

Federal Reserve Policy Regarding Payments System Risk

The Federal Reserve Board in September 2004 announced, through Docket No.OP-1182, that it has revised its Policy Statement on Payments System Risk (PSR policy) concerning interest and redemption payments on securities issued by GSEs and certain international organizations. The Federal Reserve Banks are currently processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded its payments. The revised policy requires that, beginning July 20, 2006, Federal Reserve Banks will release these interest and redemption payments as directed by the issuer provided the issuer’s Federal Reserve account contains sufficient funds to cover them. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and redemption payments by 4:00 p.m. Eastern Time in order for the payments to be processed that day.

The Federal Reserve Board’s decision to revise its PSR policy only affects the Bank’s intra-day liquidity, not its overall liquidity position. Consequently, the Bank will manage its intra-day liquidity by forecasting and identifying specific business days that represent high liquidity risk. An example may be a date the Bank has a large debt payment scheduled.

The Bank is evaluating several strategies to mitigate this potential intra-day liquidity risk:

1.                Since the cash proceeds from the issuance of forward settling CO DNs are available to the Office of Finance in the morning, the Bank plans to actively utilize CO DNs settling on days on which the Bank is obligated to make significant bond P&I payments.

a.                  Currently, the FHLB System auctions short term CO DNs every Tuesday and Thursday that settle on Wednesday and Friday, respectively. The Bank can easily utilize these auctions to provide liquidity on the specific high liquidity risk days.

b.                 The Bank can also use overnight or short-term CO DNs that would settle next-day to provide sufficient liquidity on these specific days.

2.                The Bank maintains sufficient unencumbered securities collateral to enter into bilateral repurchase transactions to mitigate liquidity risk. The repurchase-agreement transaction would settle on a delivery-versus-payment basis no later than 3:00 p.m. deadline (assuming no extension).

3.                The Bank can enter into bilateral reverse repurchase transactions to mitigate the risk of late return of funds from maturing money market investments. The 3:00 p.m. settlement deadline (assuming no extension) ensures that the return of funds is compliant with the 4:00 p.m. settlement deadline for principal and interest payments on CO bonds.

4.                The Bank can issue fixed rate term debt and enter into an interest rate swap transaction such that the Bank receives a fixed rate (to offset the Banks debt payments) & pays floating rate, which resets daily based on the Federal Funds Effective Rate, effectively creating a bond that pays a floating rate coupon that resets each night. This strategy mitigates liquidity risk since the Bank has issued long-term debt instead on a series of overnight (or short term) debt. Since this debt is converted (via the interest rate swap hedge) to a synthetic daily floating rate liability, the Bank’s incurs no mismatch in the term of reset of its liabilities relative to issuing overnight federal funds. However, the daily cost of funds under this strategy could be more or less than one of issuing overnight CO DNs on a daily basis.

5.                The Banks can move the advance repayment deadline on its members earlier than the current 5:00 p.m. deadline. This method would be considered only if the preceding methods were deemed inadequate to mitigate the Bank’s liquidity risk. The Bank would fully consider the impact on our membership and would not be utilized unless the Bank deemed it to absolutely necessary.

The FHLBanks are evaluating the impact of this proposed change on their operations. Among other impacts, these changes will affect the FHLBanks’ cash-management routines and related business practices. However, it is not possible to reliably predict what, if any, changes will be made and what effect the changes would have on the FHLBanks.

Delay in Publication of the FHLBanks’ Combined Financial Reports; Intended Restatements by the Office of Finance and Certain FHLBanks; Delays in Certain FHLBanks’ SEC Registration

The Office of Finance has not yet published the FHLBanks’ 2004 third quarter combined financial report, 2004 full-year combined financial report, or any 2005 combined financial reports. In addition, the Office of Finance has announced that its board of directors had decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. The Office of Finance has stated that the delays in publication and intended restatements were the result of certain regulatory and accounting matters at some of the FHLBanks. The Office of Finance has also stated that it expects to delay publication of the FHLBanks’ combined financial reports until all of the FHLBanks have completed their registration with the SEC. By Finance Board regulation, each FHLBank was required to register a class of its equity securities under the Securities Act of 1934 and to ensure that the registration became effective no later than August 29, 2005. Currently, only five of the FHLBanks, including the Bank, have completed their registration with the SEC, and four of the seven FHLBanks that have not completed their registration with the SEC have announced that they will restate prior period financial statements. It is uncertain at this time what effect, if any, the delays in publication, the delays in registration, or the intended restatements will have on the cost of FHLBank System debt, the timing of the issuance of new FHLBank System debt, or other aspects of the Bank’s operations.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $937.5 billion at December 30, 2005, and $869.2 billion at December 31, 2004.

Some of the FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or management have agreed with the Office of Supervision of the Finance Board to, among other things, maintain higher levels of capital. While supervisory agreements generally are publicly announced by the Finance Board, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks. In addition, the Bank or any other FHLBank may be the subject of regulatory actions in the future.

S&P has downgraded three of the FHLBanks’ individual long-term credit ratings from AAA to AA+. Moody’s has not downgraded any FHLBanks’ individual long-term credit ratings from AAA. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the COs issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. In addition, the Bank cannot provide assurance that rating agencies will not reduce the Bank’s ratings or those of the FHLBank System or any other FHLBank in the future.

The Bank has evaluated the known regulatory actions and individual long-term credit-rating downgrades as of December 31, 2005, and as of each periodend presented, and has determined that they have not materially increased the possibility that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank has a comprehensive risk-governance structure. The Bank’s Risk-Management Policy identifies six major risk categories relevant to business activities:

•       Credit risk is the risk to earnings or capital of an obligor’s failure to meet the terms of any contract with the Bank or otherwise perform as agreed. The Credit Committee oversees credit risk primarily through ongoing oversight and limits on credit utilization.

•       Market risk is the risk to earnings or market value of equity (MVE) due to adverse movements in interest rates or interest-rate spreads. Market risk is primarily overseen by the Asset-Liability Committee through ongoing review of value-at-risk and the economic value of capital. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility.

•       Liquidity risk is the risk that the Bank may be unable to meet its funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner. The Asset-Liability Committee, through its regular reviews of funding and liquidity, oversees liquidity risk.

•       Business risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run. Business risk is overseen by the Management Committee through the development of the Strategic Business Plan.

•       Operational risk is the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from internal or external events, inclusive of exposure to potential litigation resulting from inappropriate conduct of Bank personnel. The Operational Risk Committee primarily oversees operational risk.

•       Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect the Bank’s ability to establish new business relationships or to maintain existing business relationships. The Management Committee oversees reputation risk.

The board of directors defines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank’s Risk-Management Policy. The Finance Committee of the board of directors provides additional oversight for market risk and credit risk. The board’s Audit Committee provides additional oversight for operational risk. The board of directors also reviews the result of an annual risk assessment conducted by management for its major business processes.

Management further delineates the Bank’s risk appetite for specific business activities and provides risk oversight through the following committees:

•       Management Committee is the Bank’s overall risk-governance, strategic-planning, and policymaking group. The committee, which is comprised of the Bank’s senior officers, reviews and recommends to the board of directors for approval revisions to all major policies of the organization. All decisions by this committee are subject to final approval by the president of the Bank.

•       Asset-Liability Committee is responsible for approving policies and risk limits for the management of market risk, including liquidity and options risks. The Asset-Liability Committee also conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance the Bank’s financial performance within established risk limits consistent with the Strategic Business Plan.

•       Credit Committee oversees the Bank’s credit-underwriting functions and collateral eligibility standards. The committee also reviews the creditworthiness of the Bank’s investments, including purchased mortgage assets, and oversees the classification of the Bank’s assets and the adequacy of its loan-loss reserves.

•       Operational Risk Committee reviews and assesses the Bank’s exposure to operational risks and determines tolerances for potential operational threats that may arise from new products and services. The committee may also discuss operational exceptions and assess appropriate control actions to mitigate reoccurrence and improve future detection.

•       Information Technology and Security Oversight Committee provides senior management oversight and governance of the information technology, information security, and business-continuity functions of the Bank. The committee approves the major priorities and overall level of funding for these functions, within the context of the Bank’s strategic business priorities and established risk-management objectives.

This list of internal management committees may change from time to time based on new business or regulatory requirements.

Credit Risk

Credit Risk—Advances.   The Bank minimizes credit risk on advances by holding sufficient collateral to protect itself from losses. The Bank has never experienced a credit loss on an advance. Based upon the collateral held as security on advances and the Bank’s prior repayment history, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-collateral status, or delivery-collateral status. Under the blanket-lien status, the Bank allows a member to retain possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list this collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank or its safekeeping agent. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank’s approved safekeeping agent.

Additionally, borrowing members in blanket-lien and listing-collateral status must submit to the Bank, on at least an annual basis, an audit opinion that confirms that the member is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member or a member’s affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests.

Advances outstanding to members in blanket-lien status at December 31, 2005, totaled $37.3 billion. For these members, the Bank had access to collateral underwritten security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling more than $67.3 billion as of December 31, 2005. Of this total, $14.9 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $4.1 billion of securities are held by members’ securities corporations, and $15.0 billion of residential mortgage loans that have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at December 31, 2005, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of December 31, 2005
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral
Listing-collateral status	11	$165,089	$256,200
Delivery-collateral status	15	632,303	852,585
Total par value	26	$797,392	$1,108,785

Credit Risk—Investments.   The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At December 31, 2005, the Bank’s unsecured credit exposure related to investment securities and money-market instruments was $7.8 billion to 42 counterparties, of which $4.8 billion was for federal funds sold, and $3.0 billion was for other unsecured investments. As of December 31, 2005, no individual counterparty represented more than 10 percent of the Bank’s total unsecured credit exposure.

The Bank also invests in and is subject to credit risk related to MBS, ABS, and HFA bonds that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated AAA at the time of purchase. HFA bonds must carry a credit rating of AA or higher as of the date of purchase.

As of December 31, 2005, money-market instruments totaled $6.9 billion, while investment securities totaled $7.6 billion. Credit ratings on these investments as of December 31, 2005, are provided in the following table.

Credit Ratings of Investments
As of December 31, 2005
(dollars in thousands)

	Long-Term Credit Rating
Investment Category	AAA	AA	A	Unrated
Money-market instruments:
Interest-bearing deposits	$50	$1,530,000	$600,000	$—
Securities purchased under agreements to resell	—	—	—	—
Federal funds sold	—	1,467,000	3,308,000	—
Investment securities:
U.S. agency obligations	76,457	—	—	—
U.S. government corporations	230,574	—	—	—
Government-sponsored enterprises	166,087	—	—	30,217
Other FHLBanks’ bonds	15,010	—	—	—
International agency obligations	397,907	—	—	—
State or local housing-agency obligations	260,711	83,661	—	—
MBS issued by government-sponsored enterprises	1,525,873	—	—	—
MBS issued by private trusts	4,534,129	—	—	—
ABS backed by home-equity loans	241,112	—	—	—
Total investments	$7,447,910	$3,080,661	$3,908,000	$30,217

Credit Risk—Mortgage Loans.   The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. While Bank management believes this risk is appropriately managed through underwriting standards and member CEs, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $1.8 million at December 31, 2005, and $1.4 million at December 31, 2004. As of December 31, 2005, nonaccrual loans amounted to $6.4 million and consisted of 103 loans out of approximately 52,000 loans. During 2005, the Bank charged off a total of  $38,000 related to mortgage loans foreclosed upon. The Bank had no recoveries from the resolution of loans previously charged off during 2005. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the loss experience on rated residential mortgage-backed securities, and an analysis of the loan-loss-reserve levels used by Freddie Mac. Freddie Mac is a GSE that comprises a substantial portion of the secondary mortgage market. The underwriting standards used by Freddie Mac are similar to those of the MPF program. The use of these sources considers the fact that the Bank obtains sufficient CE on each pool of loans to achieve the equivalent of a long-term credit rating. The Bank relies on this approach as MPF is a new program with a limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from the GSE-indexing methodology and relying primarily on the actual loss experience of the MPF portfolio. Management will begin to rely primarily on the Bank’s actual loss experience when the MPF portfolio is sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own loss experience.

The Bank is exposed to credit risk from mortgage-insurance companies that provide CEs in place of the PFI, as well as primary MI coverage on individual loans. As of December 31, 2005, the Bank is the beneficiary of primary MI coverage on $289.7 million of conventional mortgage loans, and the Bank is the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $3.2 billion. Eight mortgage-insurance companies provide all of the coverage under these policies. All of these companies are rated at least AA by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows mortgage-insurance companies as of December 31, 2005, with MI coverage greater than 10% of total MI coverage.

Mortgage-insurance companies with MI coverage greater than 10% of Total MI coverage
As of December 31, 2005
(dollars in thousands)

Mortgage insurance company	MI Coverage	Percent of Total MI Coverage
United Guaranty Residential Insurance Corporation	$23,454	27.3%
Mortgage Guaranty Insurance Corporation	22,394	26.1
Genworth Mortgage Insurance Corporation	13,215	15.4
PMI Mortgage Insurance Company	9,282	10.8

Credit Risk—Derivative Instruments.   The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. Unsecured credit exposure is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for derivative transactions only with member institutions in cases where the master-netting agreements are subject to a one-way collateral provision in which the Bank is the sole secured party and the Bank is fully secured. The Bank enters into master-netting agreements for derivative transactions only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above singe-A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by investment-grade securities or cash. Exposures are measured at least weekly and, in many cases, daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of December 31, 2005, the Bank had no derivative contracts outstanding with member institutions.

As illustrated in the following table, the Bank’s maximum credit exposure on interest-rate-exchange agreements is much less than the notional amount of the agreements. Additionally, mortgage-loan-purchase commitments are reflected in the following table as derivative instruments, in accordance with the provisions of SFAS 149. The Bank does not collateralize mortgage-loan-purchase commitments. However, should the PFI fail to deliver the mortgage loans as agreed, the member institution is charged a fee to compensate the Bank for nonperformance of the agreement.

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of December 31, 2005
Interest-rate-exchange agreements:(1)
AAA	$40,725	1	$—	$—
AA	17,774,465	12	19,815	162
A	7,096,726	6	25,617	1,360
Total interest-rate-exchange agreements	24,911,916	19	45,432	1,522
Mortgage-loan-purchase commitments(2)	7,342	—	15	—
Forward Contracts	5,000	1	—	—
Total Derivatives	$24,924,258	20	$45,447	$1,522
As of December 31, 2004
Interest-rate-exchange agreements:(1)
AAA	$40,725	1	$—	$—
AA	13,711,945	10	44,704	—
A	6,115,801	7	15,363	—
Total interest-rate-exchange agreements	19,868,471	18	60,067	—
Mortgage-loan-purchase commitments(2)	26,736	—	46	—
Total derivatives	$19,895,207	18	$60,113	$—

(1)          Ratings are obtained from Moody’s and S&P. If there is a split rating, the lowest rating is used.

(2)          Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank’s members.

The notional amount of interest-rate-exchange agreements outstanding totaled $24.9 billion, $19.9 billion, and $24.7 billion at December 31, 2005, December 31, 2004, and December 31, 2003, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated A or better by Moody’s or S&P. The Bank had no interest-rate-exchange agreements with other FHLBanks as of December 31, 2005.

As of December 31, 2005 and 2004, the following counterparties represented more than 10 percent of the total notional amount outstanding (dollars in thousands):

	December 31, 2005
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
JP Morgan Chase Bank	$4,393,630	18%
Deutsche Bank AG	3,790,310	15

	December 31, 2004
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
JP Morgan Chase Bank	$2,639,545	13%
Deutsche Bank AG	2,474,833	12
UBS AG	2,215,250	11

The Bank also maintains unsecured lines of credit with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-

bearing certificates of deposit. Terms for such investments are overnight to 270 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank’s COs and DNs.

Market and Interest-Rate Risk

Sources of Market and Interest-Rate Risk

The Bank’s balance sheet is a collection of different portfolios that require different types of market and interest-rate risk-management strategies. The majority of the Bank’s balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on the Bank.

However, the Bank’s mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, its portfolio of MBS and ABS, and its portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave the Bank with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold on to existing loans longer than they otherwise would, imposing on the Bank the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest spread generated by the assets.

These risks cannot be profitably managed with a strategy in which each asset is offset by a liability with a substantially identical cash-flow structure. Therefore, the Bank views each portfolio as a whole and allocates funding and hedging to these portfolios based on an evaluation of the collective market and interest-rate risks posed by these portfolios. The Bank measures the estimated impact to fair values of these portfolios as well as the potential for income to decline due to movements in interest rates, and makes adjustments to the funding and hedge instruments assigned as necessary to keep the portfolios within established risk limits.

Types of Market and Interest-Rate Risk

Interest-rate and market risk can be divided into several categories, including repricing risk, yield-curve risk, basis risk, and options risk. Repricing risk refers to differences in the average sensitivities of asset and liability yields attributable to differences in the average timing of maturities and/or coupon resets between assets and liabilities. In isolation, repricing risk assumes that all rates may change by the same magnitude. However, differences in the timing of repricing of assets and liabilities can cause spreads between assets and liabilities to decline.

Yield-curve risk reflects the sensitivity of net income to changes in the shape or slope of the yield curve that could impact the performance of assets and liabilities differently, even though average sensitivities are the same.

When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if the Bank invests in LIBOR-based floating-rate assets and funds those assets with short-term DNs, potential compression in the spread between LIBOR and DN rates could adversely affect the Bank’s net income.

The Bank also faces options risk, particularly in its portfolios of advances, mortgage loans, MBS, and HFA bonds. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. In the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to redeem their obligations prior to maturity without penalty, potentially requiring the Bank to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing the Bank to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing the Bank to have to refinance the assets at higher cost. This right of redemption is effectively a call option that the Bank has written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain MBS and limit the amount by which asset coupons may increase.

Strategies to Manage Market and Interest-Rate Risk

General

The Bank uses various strategies and techniques to manage its market and interest-rate risk. Principal among its tools for interest-rate-risk management is the issuance of debt that is used to match interest-rate-risk exposures of the Bank’s assets. The Bank can issue CO debt with maturities ranging from overnight to 20 years or more. The debt may be noncallable until maturity or callable on and/or after a certain date.

To reduce the duration exposure caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate noncallable bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At December 31, 2005, fixed-rate noncallable debt amounted to $9.0 billion, compared with fixed-rate noncallable debt levels of $10.7 billion at December 31, 2004.

To achieve certain risk-management objectives, the Bank also uses interest-rate derivatives that alter the effective maturities, repricing frequencies, or option-related characteristics of financial instruments. These may include swaps; caps, collars, and floors; futures and forward contracts; and exchange-traded options. For example, as an alternative to issuing a fixed-rate bond to fund a fixed-rate advance, the Bank might enter into an interest-rate swap that receives a floating-rate coupon and pays a fixed-rate coupon, thereby effectively converting the fixed-rate advance to a floating-rate advance.

Advances

In addition to the general strategies described above, one tool that the Bank uses to reduce the interest-rate risk associated with advances is a contractual provision that requires members to pay prepayment fees for advances that, if prepaid prior to maturity, might expose the Bank to a loss of income under certain interest-rate environments. In accordance with applicable regulations, the Bank has an established policy to charge fees sufficient to make the Bank financially indifferent to a member’s decision to repay an advance prior to its maturity date in the event that interest rates decline. Prepayment fees are recorded as income for the period in which they are received.

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt in order to maintain the Bank’s asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

The Bank holds long-term bonds issued by U.S. agencies, U.S government corporations, international agency obligations, and instrumentalities. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At December 31, 2005 and 2004, this portfolio amounted to $765.3 million and $766.5 million, respectively.

The Bank also manages the market and interest-rate risk in its MBS portfolio in several ways. For MBS classified as held-to-maturity, the Bank uses debt that matches the characteristics of the portfolio assets. For example, for floating-rate ABS, the Bank uses debt that reprices on a short-term basis, such as CO DNs or bonds that are swapped to a LIBOR-based floating-rate. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, the Bank may use fixed-rate debt. For MBS that are classified as trading securities, the Bank uses interest-rate swaps to economically hedge the duration characteristics and interest-rate caps and floors to economically hedge the prepayment risk in these assets.

Mortgage Loans

The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

To offset some of the interest-rate risk and options risk embedded in its mortgage-loan portfolio, in part, the Bank issues fixed-rate callable debt, which the Bank can redeem at par at its discretion on predetermined call dates. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and noncallable long-term debt to optimize its ability to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Moreover, certain interest-rate-and options-risk strategies may require hedge structures that are not available to the Bank through debt-issuance activities, such as options with out-of-the-money strike prices. For this reason, management has enacted a more comprehensive hedging strategy, incorporating the use of derivatives, to effectively mitigate the residual risks inherent in the sensitivity profile.

To hedge the risk of loss of premium on mortgage loans due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to provide an offset to the loss of purchase premiums that might result from rapid prepayments in the event of a downturn in interest rates. In accordance with SFAS 133, these derivatives are recorded at fair value. However, these derivatives are not accounted for as hedges under SFAS 133, as changes in their fair values are designed to provide an offset to the rapid amortization of premium and resulting yield decline on mortgage loans purchased under the MPF program in a falling interest-rate environment. At December 31, 2005, receiver swaptions amounted to $525.0 million (notional) with an estimated fair value of $0.1 million.

Interest-rate-risk management activities can significantly affect the level and timing of net income due to a variety of factors. As receiver swaptions are accounted for on a stand-alone basis and not as part of a hedge relationship under SFAS 133, changes in their fair values are recorded through net income each month. This may increase net income volatility if the offsetting periodic change in the MPF premium profile is markedly different or delayed from the fair-value change in the receiver swaptions. Additionally, performance of the MPF portfolio is interest-rate-path dependent, while receiver swaptions values are solely based on forward-looking rate expectations.

A short-term drop in interest rates could provide borrowers with an economic incentive to refinance existing mortgages by borrowing new, lower-interest-rate mortgages. Generally, it takes several months for borrowers to apply for refinancing mortgage loans and for those applications to be processed and funded.

Because the Bank’s application of SFAS 91 does not recognize premium amortization expense due to principal prepayments until the prepaid principal is received, the Bank generally experiences a lag in expense recognition attributable to refinancing activity relative to the timing of the change in interest rates that brought about the increase in refinancing activity. However, a decrease in interest rates has an immediate impact on the fair value of the Bank’s economic hedges. Consequently, there can be a difference in the timing of recognition of hedge income versus premium amortization expense. It is sometimes necessary to execute rebalancing strategies that generate realized gains to offset the expense of premium impairment expected to be processed in the future. While this risk-management activity is prudent from an economic perspective, the timing of the income recognition could contribute short-term income volatility from a GAAP perspective. For these reasons, management does not believe that this hedging strategy qualifies for hedge accounting under SFAS 133.

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of December 31, 2005, the Bank had $5 million of outstanding TBA hedges. The total fair value of these hedges as of December 31, 2005, was an unrealized loss of $11,000.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total debt used in conjunction with interest-rate-exchange agreements was $19.0 billion, or 58.3 percent of the Bank’s total outstanding CO bonds at December 31, 2005, up from $16.1 billion, or 49.4 percent of outstanding CO bonds, at December 31, 2004.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2005 and 2004. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2005
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$8,069,575	$(29,317)
	Caps	Benchmark interest rate	Fair value	317,000	4,172
Total associated with advances				8,386,575	(25,145)
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(120,773)
Trading securities	Swaps	Overall fair value	Economic	221,500	(205)
	Caps	Overall fair value	Economic	446,000	1
Total associated with trading securities				667,500	(204)
Mortgage loans	Swaptions	Overall fair value	Economic	525,000	71
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	14,422,085	(205,434)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	4,584
Total				24,911,916	(346,901)
Mortgage delivery commitments(1)				7,342	13
Forward Contracts				5,000	(11)
Total derivatives				$24,924,258	(346,899)
Accrued interest					136,484
Net derivatives					$(210,415)
Derivative asset					$45,447
Derivative liability					(255,862)
Net derivatives					$(210,415)

(1)          Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2004
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$7,472,863	$(267,693)
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(123,833)
Trading securities	Swaps	Overall fair value	Economic	332,500	(5,517)
	Caps	Overall fair value	Economic	446,000	15
Total associated with trading securities				778,500	(5,502)
Mortgage loans	Swaptions	Overall fair value	Economic	425,000	1,454
	Swaps	Overall fair value	Economic	30,000	90
	Delivery commitments	Overall cash-flow variability	Cash flow	26,736	44
Total associated with mortgage loans				481,736	1,588
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	10,251,352	(95,972)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	5,653
Total derivatives				$19,895,207	(485,759)
Accrued interest					148,234
Net derivatives					$(337,525)
Derivative asset					$60,113
Derivative liability					(397,638)
Net derivatives					$(337,525)

Measurement of Market and Interest-Rate Risk

The Bank measures its exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in MVE and interest income due to potential changes in interest rates. For purposes of measuring interest-income sensitivity over time, the Bank measures the repricing gaps between its assets and liabilities. The Bank also measures the duration gap of its mortgage-loan portfolio, including all assigned funding and hedging transactions.

The Bank uses sophisticated information systems to evaluate its financial position. These systems are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans; MBS; callable bonds and swaps; and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

•       Specification of the contractual and behavioral features of each instrument;

•       Determination and specification of appropriate market data, such as yield curves and implied volatilities;

•       Utilization of appropriate term-structure and prepayment models to reasonably describe the potential evolution of interest rates over time and the expected behavior of financial instruments in response;

•       For option-free instruments, the expected cash flows are specified in accordance with the term structure of interest rates and discounted using spot rates derived from the same term structure;

•       For option-embedded instruments that are path-independent, such as callable bonds and swaps, a backward-induction process is used to evaluate each node on a lattice that captures the variety of scenarios specified by the term-structure model; and

•       For option-embedded instruments that are path-dependent, such as mortgage-related instruments, a Monte Carlo simulation process is used to specify a large number of potential interest-rate scenarios that are randomly generated in accordance with the term structure of interest rates.

Market Value of Equity Estimation and Risk Limit.   MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance sheet items. In contrast to the GAAP-based shareholders’ equity account, MVE represents the shareholder’s equity account in present-value terms. Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario’s likelihood.

Value-at-risk (VaR) is defined to equal the ninety-ninth percentile potential reduction in MVE based on historical simulation of interest-rate scenarios. These scenarios correspond to interest-rate changes historically observed over 120 business-day periods starting at the most recent monthend and going back monthly to the beginning of 1978. This approach is useful in establishing risk-tolerance limits and is commonly used in asset/liability management; however, it does not imply a forecast of future interest-rate behavior. The Bank’s Risk-Management Policy requires that VaR not exceed the latest quarterend level of retained earnings plus the Bank’s most recent quarterly estimate of net income over the next six months.

The table below presents the historical simulation VaR estimate as of December 31, 2005, and 2004, which represents the estimates of potential reduction to the Bank’s market value of equity from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120 business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	December 31,
	2005		2004
Confidence Level	% of MVE(1)	$ (million)	% of MVE(1)	$ (million)
50%	-0.20%	$(5.56)	-0.28%	$(6.21)
75%	1.15	31.57	1.15	26.70
95%	2.83	77.65	3.27	76.14
99%	4.88	133.76	4.80	110.39

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $23.4 million to $133.8 million as of December 31, 2005, from $110.4 million as of December 31, 2004. The increased estimates of risk are due primarily to two factors: the increase in interest rates, and the projected changes in value of the Bank’s zero-coupon callable debt and the interest-rate swaps that convert this debt to a floating-rate obligation. From yearend 2004 to December 31, 2005, the two-year interest-rate-swap rate increased 1.41 percent while the 10-year swap rate has increased 0.31 percent. As of December 31, 2005, the Bank began modeling zero-coupon callable debt and the interest-rate swaps that convert the debt to a floating-rate obligation explicitly and discontinued the practice of modeling the positions as synthetic floating rate notes where the obligation on the debt and the receiver side of the swap, which are mirror-image positions, are negated leaving only the floating-pay side of the interest-rate swap for valuation. This change increased the base MVE by $20.2 million and increased the VaR at the 99 percent confidence level by $13.1 million as of December 31, 2005. Had the modeling change not been made, VaR would have been $120.67 at December 31, 2005, representing an increase from December 31, 2004 of $10.3 million rather than the increase of $23.4 million reported above.

The increase to VaR in dollar terms is attributable to higher interest rates and the modeling change discussed in the previous paragraph. This was largely offset by higher base MVE, which represented $2.7 billion at December 31, 2005, up from $2.3 billion at December 31, 2004, and as a result, VaR as a percentage of MVE increased only minimally during 2005. The $440 million increase to MVE during 2005 was the result of a $396 million increase in member paid-in capital due to higher advance borrowings, higher retained earnings, and a lower market to book premium.

Income Simulation and Repricing Gaps.   Beginning in 2004, to provide an additional perspective on market and interest-rate risks, the Bank developed an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2005, showed that in the worst-case scenario, the Bank’s return on equity would fall to 25 basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of the yield curve.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; members’ deposits are withdrawn at a rate of 50 percent per day; and five percent of unused outstanding MPF master commitments are funded each day. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk-Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight-week forecast. The following table shows the Bank’s structural liquidity as of December 31, 2005.

Structural Liquidity
(dollars in thousands)

	Month 1	Month 2
Contractual sources of funds	$3,835,157	$10,302,021
Less: Contractual uses of funds	(2,735,061)	(9,522,330)
Equals: Net cash flow	1,100,096	779,691
Less: Cumulative contingent obligations	10,229,862	17,784,395
Equals: Net structural liquidity requirement	(9,129,766)	(17,004,704)
Available borrowing capacity	$16,734,022	$25,219,484
Ratio of available borrowing capacity to net structural liquidity need	1.83	1.48
Required ratio	1.00	0.50

In February 2005, the Bank’s board of directors revised the Risk-Management Policy to adopt an additional requirement for the Bank to maintain a standard of net excess of liquidity within a 90-day timeframe, such that total liquidity sources less total liquidity uses represents a net positive liquidity position. Examples of liquidity sources include COs traded but not settled, money-market maturities, advance maturities, and the discounted value of securities available for repurchase. Examples of liquidity uses include contractual principal payments, commitments to be settled, and member deposit outflow of 50 percent and 100 percent for overnight and term deposits, respectively. In the event that the Bank does not meet the standard of a positive net excess of liquidity within a 90-day timeframe, the Bank’s senior management team is immediately notified to determine whether any action is required to correct the Bank’s net liquidity position. The following shows the Bank’s 90-day liquidity position at December 31, 2005.

90-Day Liquidity Position
(dollars in thousands)

90-Day Cumulative Amount
Principal receipts from maturing assets	$24,192,000
Pledgeable assets	8,003,000
Total 90-day liquidity sources	32,195,000
Consolidated obligations due	25,759,000
Unsettled commitments	84,000
Estimated potential deposit outflows	316,000
Total 90-day liquidity uses	26,159,000
Net 90-day liquidity	$6,036,000

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations and the liquidity needs of its members in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of December 31, 2005, and December 31, 2004, the Bank held a surplus of $6.1 billion and $8.6 billion, respectively, of liquidity (exclusive of access to CO debt) issuance within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of December 31, 2005, the Bank’s contingency liquidity, as measured in accordance with 12 CFR §917 was determined as follows:

Contingency Liquidity
(dollars in thousands)

Cumulative Fifth Business Day
Contractual sources of funds	$4,595,970
Less: contractual uses of funds	(5,539,500)
Equals: net cash flow	(943,530)
Contingency borrowing capacity (exclusive of CO debt)	7,006,198
Net contingency borrowing capacity	$6,062,668

Additional information regarding liquidity is provided in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Management’s strategies for mitigating business risk include annual and long-term strategic planning exercises, continually monitoring key economic indicators and projections, the Bank’s external environment, and developing contingency plans where appropriate. The Bank’s risk-assessment process also considers business risk, where appropriate, for each of the Bank’s major business activities.

Operational Risk

The Bank has a system of controls to mitigate operational risks. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls to ensure that responsibilities are adequately segregated and that the activities of the Bank are appropriately monitored and reported to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. Additionally, the Bank’s Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank’s adherence to established policies and procedures. However, some operational risks are beyond its control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

Disaster-Recovery/Business Continuity Provisions.   The Bank maintains a disaster-recovery site in Westborough, Massachusetts to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term liquidity advances in the event that both of the Massachusetts facilities are inoperable. In the event that the FHLBank of Topeka’s facilities are inoperable, the Bank will provide short-term liquidity advances to its members.

Insurance Coverage.   The Bank has insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability coverage that provides protection for breach of duty, misappropriation of funds, negligence, and acts of omission. Additionally, comprehensive insurance coverage is currently in place for electronic data-processing equipment and software, personal property, leasehold improvements, fire/explosion/water damage, and personal injury including slander and libelous actions. The Bank maintains additional insurance protection as deemed appropriate, which covers automobiles, company credit cards, and business-travel accident and supplemental traveler’s coverage for both directors and staff. The Bank uses the services of an insurance consultant who periodically conducts a comprehensive review of insurance-coverage levels.

Reputation Risk

The Bank has established a code of conduct and operational risk-management procedures to ensure ethical behavior among its staff and directors, and provides training to employees about its code of conduct. The Bank works to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, the Bank regularly conducts outreach efforts with its membership and with housing and economic-development advocacy organizations throughout New England. The Bank also cultivates relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of the Bank’s mission, activities, and value to members. The Bank works closely with the Council of Federal Home Loan Banks and the Office of Finance to coordinate communications on a broader scale.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-55 of this Form 10-K.

Audited Financial Statements

Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers, LLP
Statements of Condition as of December 31, 2005 and 2004
Statements of Income for the Years Ended December 31, 2005, 2004, and 2003
Statements of Capital for the Years Ended December 31, 2005, 2004, and 2003
Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003
Notes to the Financial Statements

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2005 and 2004, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for each quarterly period presented below.

Quarterly Results of Operations—Unaudited
(dollars in thousands)

	2005—Quarter Ended
	December 31	September 30(1)	June 30(1)	March 31(1)
Total interest income	$589,899	$457,629	$417,726	$395,955
Total interest expense	510,882	394,331	361,374	341,015
Net interest income before provision for credit losses	79,017	63,298	56,352	54,940
Provision for credit losses on mortgage loans	109	240	81	72
Net interest income after provision for credit losses	78,908	63,058	56,271	54,868
Non-interest loss	(2,787)	(10,041)	(9,921)	(6,985)
Non-interest expense	12,057	10,832	11,815	11,480
Income before assessments	64,064	42,185	34,535	36,403
Assessments	17,014	11,226	9,212	11,593
Income before cumulative effect of change in accounting principle	47,050	30,959	25,323	24,810
Cumulative effect of change in accounting principle	—	—	—	7,118
Net income	$47,050	$30,959	$25,323	$31,928

(1)          The quarterly results of operations have been revised to reflect the change in accounting principle for the amortization of mortgage loan premiums and discounts.

	2004—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$333,662	$287,809	$276,475	$280,545
Total interest expense	273,184	240,178	221,781	228,156
Net interest income before provision for credit losses	60,478	47,631	54,694	52,389
Provision for (reduction of) credit losses on mortgage loans	198	13	(86)	(2)
Net interest income after provision for credit losses	60,280	47,618	54,780	52,391
Non-interest loss	(23,906)	(4,736)	(19,199)	(5,589)
Non-interest expense	9,953	10,565	9,556	9,571
Income before assessments	26,421	32,317	26,025	37,231
Assessments	7,051	8,601	6,915	9,905
Net income	$19,370	$23,716	$19,110	$27,326

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, chief operating officer, chief financial officer, chief accounting officer, and controller as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, chief operating officer, chief financial officer, chief accounting officer, and controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this report.

Internal Control Over Financial Reporting

During the fourth quarter of 2005, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Consolidated Obligations

The Bank’s disclosure controls and procedures include controls and procedures for accumulating and communicating information in compliance with the Bank’s disclosure and financial reporting requirements relating to the Bank’s joint and several liability for the COs of other FHLBanks. Because the FHLBanks are independently managed and operated, management of the Bank relies on information that is provided or disseminated by the Finance Board, the Office of Finance, or the other FHLBanks, as well as on published FHLBank credit ratings in determining whether the Bank’s contingent joint and several liability is reasonably likely to become a direct obligation or whether it is reasonably possible that the Bank will accrue a direct liability.

Management of the Bank also relies on the operation of the Finance Board’s joint and several liability regulation (12 C.F.R. Section 966.9). The joint and several liability regulation requires that each FHLBank file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. Under the joint and several liability regulation, the Finance Board may order any FHLBank to make principal and interest payments on any COs of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all COs outstanding or on any other basis.

ITEM 9B.  OTHER INFORMATION

None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors Elected by Members

The ten directors currently serving on the Board, who were elected by the Bank’s members, provided the information set forth below regarding their principal occupation, business experience, and other matters. All directors of the Bank serve a three-year term, ending on the last day of the third calendar year (including the first full or partial year of service) following the effective date of his or her election or appointment as a director. None of the Bank’s directors serve as executive officers of the Bank. We also have directors that are appointed by the Finance Board, whose names and similar information are provided below in the Directors Appointed by the Finance Board section. The requirements for nomination, election and appointment (as well as disclosure of the committees of the board of directors and our corporate governance principles) are discussed further below.

Stephen F. Christy, age 56, president and chief executive officer of Mascoma Savings Bank, FSB located in Lebanon, New Hampshire. Mr. Christy has served as a director since January 1, 2002, and his current term as a director expires on December 31, 2007. Mr. Christy has been president and chief executive officer of Mascoma Savings Bank, FSB for the past 16 years.

Steven A. Closson, age 56, president and chief executive officer of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson has served as a director since January 1, 2004, and his term as a director expires on December 31, 2006. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987. He was promoted to president and chief executive officer and elected to the board of directors in 1991.

Arthur R. Connelly, age 61, chairman and chief executive officer of South Shore Savings Bank, located in South Weymouth, Massachusetts. Mr. Connelly has served as a director since January 1, 1997, and his current term as a director expires on December 31, 2006. Mr. Connelly became chairman and chief executive officer of South Shore Savings Bank at its creation in 1997. He also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, a member of the Bank; as a director of America’s Community Bankers; and as chairman of the Government Affairs Steering Committee of America’s Community Bankers.

Peter F. Crosby, age 55, president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, located in St. Johnsbury, Vermont. Mr. Crosby joined Passumpsic in 1973. He has served as a director of the Bank since January 1, 2005, and his term as a director expires on December 31, 2007.

Charles F. Frosch, age 61, chief executive officer of Union Savings Bank, located in Danbury, Connecticut. Mr. Frosch has served as a director since January 1, 1998. He will be retiring from Union Savings Bank effective March 31, 2006. As such, Mr. Frosch has tendered his resignation to the Board effective April 1, 2006. Had he not tendered his resignation, Mr. Frosch’s current term as a director would expire on December 31, 2006. Mr. Frosch has served as president and chief executive officer of Union Savings Bank since 1982.

Mark E. Macomber, age 59, president and chief executive officer of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, ex-officio director of Northwest Community Bank located in Winsted, Connecticut; as president and chief executive officer of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp and Northwest Community Bank. Mr. Macomber became president and chief executive officer of Litchfield Bancorp in March 1994. In addition, Mr. Macomber serves as first vice chairman of America’s Community Bankers. Mr. Macomber has served as a director since April 16, 2004, and his current term as a director expires on December 31, 2008.

Kevin M. McCarthy, age 58, president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island. Mr. McCarthy became president and chief executive officer of Newport Federal Savings Bank in June 1993. Mr. McCarthy has served as a director since January 1, 2004, and his term as a director expires on December 31, 2008.

Jan A. Miller, age 55, president, chief executive officer and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts. Mr. Miller became president and chief executive officer of Wainwright Bank & Trust Company in 1997. Mr. Miller has served as a director since January 1, 2004, and his term as a director expires on December 31, 2006. Mr. Miller also serves as chairman of the Massachusetts Bankers Association.

William P. Morrissey, age 78, executive vice president and chief operating officer of Central Co-operative Bank, headquartered in Somerville, Massachusetts. He has held various positions with Central Co-operative Bank since 1992. Prior to 1992, he served as executive vice president for corporate affairs at Boston Five Cents Savings Bank and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Morrissey had served as a director from October 19, 1990 through December 31, 1996, and again was elected as director on January 1, 1999, and again on January 1, 2005. He served as chairman of the board from 2001 to 2003. His current term as a director expires on December 31, 2007. He is a member of the Government Affairs Committee of the American Bankers Association. He is also a member of the Federal Liaison Committee of the Massachusetts Bankers Association.

Robert F. Verdonck, age 60, president and chief executive officer of East Boston Savings Bank, located in Peabody, Massachusetts. He also serves as president and chief executive officer of Meridian Financial Services, Inc., holding company for East Boston Savings Bank. He has held various positions at East Boston Savings Bank for the past 22 years. Mr. Verdonck also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, a member of the Bank. He has served as a director of the Bank since January 1, 1998, and his term as a director will expire on December 31, 2008. Mr. Verdonck has served as chair of the board in 2004 and 2005 and has been elected to serve as chair of the board through 2007.

Board Vacancy

On March 17, 2006, Mr. Frosch announced that he will resign from the board of directors effective April 1, 2006. In the case of a vacancy of an elected directorship, the board may select a new director to complete the unexpired term of the vacant directorship. By a majority vote of the board of directors Mr. R. David Rosato was selected to fill the seat that will be vacated by Mr. Frosch. Mr. Rosato provided the following information about his principal occupation and business experience.

R. David Rosato, age 44, senior vice president and treasurer of Webster Bank, N.A. located in Waterbury, Connecticut. Mr. Rosato was selected by a majority vote of the board to fill the pending vacancy created by the resignation of Mr. Frosch. Mr. Rosato’s term as a director will commence on April 20, 2006 and will expire on December 31, 2006. Mr. Rosato joined Webster Bank, predecessor to Webster Bank, N.A., in 1999 as senior vice president and treasurer. In addition, Mr. Rosato serves as senior vice president and treasurer of Webster Financial Corporation, the holding company for Webster Bank.

Directors Appointed by the Finance Board

Directors appointed by the Finance Board provided the following information about their principal occupation, business experience, and other matters.

Joyce H. Errecart, age 55, Representative to the Vermont House of Representatives, located in Montpelier, Vermont. Rep. Errecart has served as a director since January 23, 2004, and her term as a director expires on December 31, 2006. Rep. Errecart was elected to the Vermont House in 2002. Prior to holding public office, Rep. Errecart served as Vermont’s Commissioner of Taxes and practiced law in Burlington, Vermont. Rep. Errecart has been elected to serve as vice chair of the board through 2007.

James L. Taft, Jr., age 75, attorney and partner with the firm of Taft & McSally LLP, located in Cranston, Rhode Island. Mr. Taft has served as a director since January 23, 2004, and his term as a director expires on December 31, 2006. Mr. Taft engaged in general legal practice as proprietor of Taft & McSally law firm from 1955 to December 2000, and since then has continued that practice as a partner of Taft & McSally LLP.

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “Audit Committee” definition under Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Stephen F. Christy, Joyce H. Errecart, Peter F. Crosby, Charles F. Frosch, Kevin M. McCarthy, and Robert F. Verdonck, ex officio. The Board has determined that Mr. Frosch is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act, and that he is an “audit committee financial expert” under SEC Regulations. Mr. Frosch is not an auditor or accountant for the Bank, does not perform fieldwork and is not an employee of the Bank. In accordance with the SEC’s safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an “expert” for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors.

Directors’ Compensation

The Bank pays members of the board of directors fees for each board and committee meeting that they attend subject to an annual maximum amount for each director. The Finance Board establishes the maximum annual compensation amounts for the directors of all FHLBanks on an annual basis based on the percentage increase in the Consumer Price Index for all urban consumers (CPI-U) during the year. The amounts paid to the members of the board of directors for attendance at board and committee meetings during 2005 and 2004, along with the annual maximum compensation amounts for those years, are detailed in the following table:

Director Compensation

	2005	2004
Fee per board meeting
Chair of the board	$3,400	$3,200
Vice chair of the board	2,600	2,400
All other board members	1,900	1,800
Fee per committee meeting	750	750
Fee per telephonic conference call	500	500
Annual maximum compensation amount
Chair of the board	28,364	27,405
Vice chair of the board	22,692	21,924
All other board members	17,019	16,443

In addition, the Bank maintains a deferred-compensation plan available to all directors that is, in substance, an unfunded supplemental retirement plan. The plan’s liability consists of the accumulated compensation deferrals and accumulated earnings on these deferrals. The Bank’s obligation from this plan at December 31, 2005, was $1.4 million, and the obligation from this plan at December 31, 2004, was $1.3 million.

Composition of the Board of Directors

The Bank’s board of directors is composed of directors appointed by the Finance Board and directors elected by the Bank’s members. Each director must be a citizen of the U.S. Each appointed director must be a bona fide resident of the Bank’s district, and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the Board and continuing service on the board is determined by Finance Board regulations. No member of Bank management can serve on the board of directors. Pursuant to its regulatory power, the Finance Board determines during each fiscal year: (i) the total number of elected directorships for the Bank for the following year, (ii) the number of the total positions that will be appointed by the Finance Board, and (iii) the number of those seats to be allocated to each state in the Bank’s district.

Following the Finance Board’s allocation of the number of available elected seats, any member located within each state that has vacancies may nominate individuals to fill the vacancies in their state and then vote for the directors to fill those seats. The board of directors has no nominating committee. The board and management are prohibited by Finance Board regulation from supporting, either directly or indirectly, the nomination or election of a particular individual for an elective directorship. An exception to this prohibition exists, however, for incumbent directors. In this regard an incumbent director acting in his or her personal capacity may support the nomination or election of any individual for an elective directorship, provided that no director may purport to represent the views of the Bank, the Finance Board, or of any other officer, employee or agent of the Bank or the Finance Board. Members may nominate directors and vote only for directors in the state where they are located. Each nominee is required to be a U.S. citizen, and be an officer or director of a member located in the voting state to be represented by the elective directorship. A nominee’s member institution must have met all of its minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator.

The Bank does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in the election. Members are permitted to vote all their eligible shares for one candidate for each open seat in the state in which the member is located. A member may not split its votes among multiple nominees for a single directorship. Eligible shares consist of those shares a member was required to hold as of the preceding December 31 subject to the limitation that no member may cast more votes than the average number of shares of Bank stock that are required to be held by all members located in the state to be represented.

The Finance Board designated three elective directorships for the 2005 director election, including one elective directorship for each of Connecticut, Massachusetts, and Rhode Island. The elections were held in the fourth quarter of fiscal year 2005 and are discussed in greater detail in Item 4—Submission of Matters to a Vote of Security Holders. Following the results of the 2005 director election, a 12-member board of directors governs the Bank (ten elected directors and two appointed directors).

The board also has six appointed director positions, two of which are currently filled and four of which are vacant. An appointed director may not serve as an officer of any Federal Home Loan Bank or as a director or officer of any member of the Bank. Appointed directors may not hold any financial interest in a member of the Bank.

There are no family relationships between any current director (or any of the nominees from the most recent election), or any executive officer, or proposed executive officer. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f).

Lack of Director Appointments

As described in greater detail above in this Item, under the subheading Composition of the Board of Directors the Bank is governed by a board comprised of a majority of directors elected by the member institutions, and a minority of directors statutorily required to be appointed by the Finance Board. Beginning in 2005 and continuing in 2006, the Finance Board has chosen to not fill vacant appointive directorships. The Bank’s board is currently made up of ten elected and two appointed directors. The terms of the Bank’s two remaining appointed directors will expire at the end of 2006. In the event that this situation continues, the Bank’s corporate governance may be adversely affected.

Corporate Governance

The Bank’s corporate governance standards and procedures fully comply with all applicable legal requirements. In addition, taking into account relevant statutes and regulations and the unique structure of the FHLBanks, to the greatest extent possible the Bank’s corporate governance and disclosure policies and procedures are intended to be consistent with the requirements applicable to companies with publicly traded securities. The Bank’s corporate governance structure is designed to establish and maintain an environment in which the highest standards of ethical business conduct, as modeled by its directors and senior management, provide the foundation for its success in meeting the needs of its members and the public.

The Bank’s board of directors is accountable to the Bank’s shareholders and other stakeholders to ensure that the Bank is managed in a safe and sound manner and with an appropriate balance between financial performance and fulfillment of its public purpose. To fulfill their fiduciary duties, the directors must be independent of the management of the Bank; familiar with the Bank’s business and general financial and accounting principles; and actively engaged in directing and overseeing management. The Board’s primary responsibilities are to:

(a)    Select, employ, and regularly evaluate a highly qualified president to provide leadership for the management of the Bank;

(b)   Ensure that the Bank maintains a highly qualified senior management team committed to fulfilling the Bank’s mission with the highest standards of ethics and integrity;

(c)    Ensure that an internal control system is established and maintained and oversee management’s implementation of such system;

(d)   Establish appropriate policies for the Bank’s safe and sound management;

(e)    Provide strategic direction for the Bank’s business; and

(f)    Review regularly the effectiveness of the board corporate governance structure and the performance of the Board.

In furtherance of the above objectives, standards and procedures and the expeditious management and oversight of the Bank, the board of directors of the Bank has created, maintained and utilized the following committees in 2005:

•       The Finance Committee advises and assists the board in matters pertaining to the Bank’s financial management (including financial performance issues and risk management) and strategic and business planning.

•       The Personnel Committee assists the board in developing and maintaining personnel and compensation policies that support the Bank’s business objectives.

•       The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of the Bank’s financial reporting, (2) the establishment of an adequate administrative, operating, and internal accounting control system, (3) the Bank’s compliance with legal and regulatory requirements, (4) the external auditor’s independence, qualifications, and performance, (5) the independence and performance of the Bank’s internal audit function, and (6) the Bank’s compliance with internal policies and procedures.

••     The Governance Committee assists the board in developing and maintaining best practices in governing the Bank. Effective January 1, 2006, the Governance Committee was merged with the Government and Community Relations Committee and the combined committee is called the Governance/Government and Community Relations Committee.

•       The Products Committee advises and assists the board in matters pertaining to the design and ongoing competitiveness of existing and potential products and services offered to members and housing associates, including credit programs (advances, letters of credit, etc.), asset-purchase programs, and other products and services. Effective January 1, 2006, the Products Committee was disbanded and its duties were transferred to the Finance Committee.

•       The Government and Community Relations Committee advises and assists the board in matters pertaining to FHLBank legislative proposals and regulatory policy. Effective January 1, 2006, the Government and Community Relations Committee was merged with the Governance Committee and the combined committee is called the Governance/Government and Community Relations Committee.

•       The Housing and Community Development Committee assists the board in the oversight of the Bank’s targeted affordable housing and community development programs and activities that support the Bank’s business, strategic planning, and mission-related objectives.

The board also has an Executive Committee comprised of the chair, vice-chair, and chairs of the other committees. Per the Bank’s bylaws, during the intervals between the meetings of the board of directors, the Executive Committee possesses and may exercise all of the powers of the board in the management and direction of the affairs of the Bank in all cases in which specific directions have not been given by the board of directors.

Report of the Audit Committee

The Audit Committee of the board of directors of the Bank for 2005 was comprised of six directors, one who represented the public sector and five who represent industry members. The members of the Audit Committee at yearend 2005 were, Charles F. Frosch, Joyce H. Errecart, Peter F. Crosby, Kevin M. McCarthy, Jan A. Miller, and Robert F. Verdonck, ex officio.

The 2006 Audit Committee is comprised of six directors, one of whom represents the public sector and five who represent industry members. Both the 2005 and 2006 Audit Committee members are independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The members of the 2006 audit Committee are Stephen F. Christy, Joyce H. Errecart, Peter F. Crosby, Charles F. Frosch, Kevin M. McCarthy, and Robert F. Verdonck, ex officio.

The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of the Bank’s financial reporting, (2) the establishment of an adequate administrative, operating, and internal accounting control system, (3) the Bank’s compliance with legal and regulatory requirements, (4) the external auditor’s independence, qualifications, and performance, (5) the independence and performance of the Bank’s internal audit function, and (6) the Bank’s compliance with internal policies and procedures. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows. In December 2005, the board of directors amended the charter; a copy of the charter is attached as Exhibit 99.1.

The Audit Committee has reviewed and discussed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles used, the reasonableness of significant accounting judgments and estimates, and the clarity of disclosures in the financial statements. In addressing the quality of management’s accounting judgments, members of the Audit Committee asked for representations and reviewed certifications prepared by the chief executive officer and chief financial officer that the audited financial statements of the Bank present, in all material respects, the financial condition and results of operations of the Bank, and have expressed to both management and auditors their general preference for conservative policies when a range of accounting options is available. In meeting with the independent auditors, the Audit Committee asked them to address, and discuss their responses to several questions that the Audit Committee believes are particularly relevant to its oversight. These questions include:

•       Are there significant judgments or estimates made by management in preparing the financial statements that would have been made differently had the auditors themselves prepared and been responsible for the financial statements?

•       Based on the auditor’s experience, and their knowledge of the Bank, do the Bank’s financial statements present fairly, with clarity and completeness, the Bank’s financial position and performance for the reporting period in accordance with generally accepted accounting principles, and SEC disclosure requirements?

•       Based on the auditor’s experience, and their knowledge of the Bank, has the Bank implemented internal controls and internal audit procedures that are appropriate for the Bank?

The Audit Committee believes that by focusing its discussions with the independent auditors, it promotes a meaningful discussion that provides a basis for its oversight judgments.

The Audit Committee also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61 and SAS No. 90, Audit Committee Communications. The Audit Committee has also received the written disclosures and the letter from the independent auditors required by ISB Standard No. 1, Independence Discussions with Audit Committees.

In performing all of these functions, the Audit Committee acts in an oversight role. It relies on the work and assurances of the Bank’s management, which has primary responsibility for the financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Bank’s annual financial statements to generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Bank’s annual report on Form 10-K for the year ended December 31, 2005, for filing with the SEC.

Compensation Committee Interlocks and Insider Participation

None

Executive Officers

The following table sets forth the names, titles, and ages of the executive officers of the Bank:

Name	Title	Age
Michael A. Jessee	President and Chief Executive Officer	59
Michael L. Wilson	Senior Executive Vice President and Chief Operating Officer	49
M. Susan Elliott	Executive Vice President, Member Services	51
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	45
Edward B. Dumas	Senior Vice President, Chief Risk Officer	45
John T. Eller	Senior Vice President, Housing and Community Investment	63
William P. Hamilton	Senior Vice President, Director of Public Affairs	50
Ellen M. McLaughlin	Senior Vice President, General Counsel and Corporate Secretary	54
William L. Oakley	Senior Vice President, Chief Information Officer	56

Michael A. Jessee has been president and chief executive officer of the Bank since May 1989. Before that, he served 12 years with the FHLBank of San Francisco as executive vice president and chief operating officer; executive vice president, economics and corporate policy; senior vice president and chief economist; and assistant vice president and director of research. Mr. Jessee also worked as an economist with the Federal Reserve Bank of New York and in corporate planning and correspondent banking with the Bank of Virginia. He holds a Ph.D., M.A., and M.B.A. from The Wharton School at the University of Pennsylvania, and a B.A. from Randolph-Macon College.

Michael L. Wilson has been senior executive vice president and chief operating officer of the Bank since August 1999. Previously, he served as executive vice president of finance from October 1997 to August 1999, and senior vice president of planning and research from January 1994 to October 1997. Prior to his employment with the Bank, Mr. Wilson served as the director of the office of policy and research with the Federal Housing Finance Board in Washington, D.C. He joined the Finance Board in 1992. Prior to joining the Finance Board, he was vice president and director of research for the U.S. League of Savings Institutions in Chicago and Washington, D.C. Mr. Wilson holds an M.S. in economics from the University of Wisconsin-Madison and a B.A. in economics and political science from the University of Wisconsin-Milwaukee.

M. Susan Elliott has been executive vice president of member services of the Bank since January 1994. She previously served as senior vice president and director of marketing from August 1992 to January 1994. Ms. Elliott joined the Bank in 1981. Ms. Elliott holds a B.S. from the University of New Hampshire and an M.B.A. from Babson College.

Frank Nitkiewicz was promoted to executive vice president and chief financial officer effective January 1, 2006. Prior to this promotion, he was senior vice president, chief financial officer, and treasurer of the Bank from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined the Bank in 1991. He holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a B.S. and a B.A. from the University of Maryland.

Edward B. Dumas has been senior vice president and chief risk officer of the Bank since May 2004. Previously, he served as director of capital market analytics at FleetBoston Financial, where he was also co-chair of the corporation’s valuation committee. He joined the Bank of Boston (a predecessor of FleetBoston Financial) in 1996. Prior to joining the Bank of Boston, he developed supervisory policies for risk management of financial derivatives at the Office of the Comptroller of the Currency. Mr. Dumas holds a Ph.D. and M.A. in economics and a B.A. in physics from the University of California-Santa Barbara.

John T. Eller has been senior vice president and director of housing and community investment of the Bank since March 2004. Previously, he served as first vice president and assistant director of housing and community investment. He joined the Bank in 1991. Prior to his employment with the Bank, Mr. Eller served as president of Eller & Associates, Inc; executive director of the Massachusetts Housing Finance Agency; associate vice president of the University of Massachusetts; and director of research and policy for the Office of the Speaker of the Massachusetts House of Representatives. Mr. Eller holds a B.A. from Hiram College and a Masters of Divinity degree from Andover Newton Theological School.

William P. Hamilton has been senior vice president and director of public affairs of the Bank since June 2000. Prior to his employment with the Bank, he served for seven years as vice president and director of external affairs for the Federal Home Loan Bank of Seattle. Mr. Hamilton holds a J.D. from George Washington University’s National Law Center and a B.A. from Washington State University. He is also a member of the Washington State Bar Association.

Ellen M. McLaughlin has been senior vice president, general counsel of the Bank since August 2004. She previously served as vice president, associate general counsel from 2000 to July 2004. Ms. McLaughlin joined the Bank in 1990. She earned a J.D. from Suffolk University Law School and an L.L.M. from Boston University School of Law. She is a member of the Massachusetts Bar Association.

William L. Oakley has been senior vice president and chief information officer of the Bank since May 2004. Mr. Oakley came to the Bank from John Hancock Financial Services, Inc., where he served as vice president and chief technology officer from November 1996 to April 2004. Prior to his employment with John Hancock, he served as vice president, treasurer, and founding manager of American Business Insurors Corporation; vice president of technology services at United States Fidelity & Guaranty Company; senior vice president with Fidelity Investments; and vice president at American Fletcher National Bank. Mr. Oakley received his B.S. in computer technology from Purdue University.

Employment Arrangements

The Bank has no employment arrangements with any executive officer or director.

Code of Ethics and Business Conduct

The Bank has adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate the Bank and conduct our daily business with our customers, vendors, shareholders and with our fellow employees. The Code of Ethics and Business Conduct applies to all of the directors and employees of the Bank, including the chief executive officer, chief financial officer, and chief accounting officer of the Bank and to all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Bank’s financial books and records and the preparation of its financial statements. The Code of Ethics and Business Conduct can be found on our web site at www.fhlbboston.com.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth all compensation received from the Bank for the three fiscal years ended December 31, 2005, by the Bank’s chief executive officer and the four most highly paid executive officers (other than the chief executive officer) who were serving as executive officers at the end of 2005 (collectively, the Named Executive Officers). Annual compensation includes amounts deferred.

Summary Compensation Table

		Annual Compensation		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
Michael A. Jessee	2005	$517,500	$227,000	$252,023	(1),(2)
President and	2004	500,000	192,500	45,486
Chief Executive Officer	2003	500,000	196,850	45,040
Michael L. Wilson	2005	313,600	111,524	66,143	(1),(2)
Senior Executive Vice President and	2004	303,000	86,537	24,563
Chief Operating Officer	2003	303,000	89,146	21,490
Edward B. Dumas	2005	217,300	72,931	12,654	(1)
Senior Vice President and	2004	210,000	47,667	—
Chief Risk Officer	2003	—	—	—
William L. Oakley	2005	217,300	72,931	10,771	(1)
Senior Vice President and	2004	210,000	43,750	4,059
Chief Information Officer	2003	—	—	—
Frank Nitkiewicz	2005	214,800	76,388	115,601	(1),(2)
Executive Vice President and	2004	207,600	59,291	16,610
Chief Financial Officer	2003	207,600	61,200	16,571

(1)          The 2005 amounts for the Named Executive Officers include: (a) contributions made by the Bank to a defined contribution plan: Mr. Jessee, $42,600; Mr. Wilson, $24,008; Mr. Dumas, $6,790; Mr. Oakley, $6,790; and Mr. Nitkiewicz, $16,445, (b) insurance premiums paid by the Bank with respect to term-life insurance. See footnote 2 below for additional information: Mr. Jessee, $5,612; Mr. Wilson, $2,390; Mr. Oakley $1,658; and Mr. Nitkiewicz, $1,151, (c) payouts for unused vacation: Mr. Jessee, $203,811; Mr. Wilson, $39,745; Mr. Dumas $5,864; Mr. Oakley, $2,323; and Mr. Nitkiewicz, $98,005.

(2)          In 2005, the Bank established a rabbi trust with which to actuarially fund the Benefit Equalization Plan (BEP) liability and to hold investment securities as well as life insurance policies for the payment of benefits under the Pension Benefit Equalization Plan. During 2004 and 2003, the Bank used collateral assignment split-dollar life insurance policies for this purpose. During 2005, the Bank terminated the collateral assignment split-dollar life insurance arrangements with the executives. The life insurance policies were transferred by the executives to the Bank in connection with the termination of the split-dollar life insurance arrangements and replaced with supplemental term-life insurance policies. The premium of the term-life component of the policy has been separately disclosed in footnote 1 above. The benefits under the BEP are reported below under Benefit Equalization Plan.

Retirement Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan) to provide retirement benefits for eligible employees. Employees become eligible to participate in the Pentegra Defined Benefit Plan after the completion of 12 consecutive months of employment with the Bank and the attainment of age 21. The Pentegra Defined Benefit Plan excludes hourly paid employees from participation. Benefits under the Pentegra Defined Benefit Plan are based on the participant’s years of service and salary. A participant may elect early retirement as early as age 45. However, a participant’s normal retirement benefits will be reduced by an early retirement reduction factor based on age at early retirement.

Participants become vested in the Pentegra Defined Benefit Plan benefits over a five-year vesting period in equal 20 percent increments per year. Following the completion of five years of vesting service, or in the event of a participant’s attainment of age 65, a participant becomes 100 percent vested in his/her accrued benefit under the Pentegra Defined Benefit Plan.

Benefit Equalization Plan

The Bank also maintains a BEP, which is a nonqualified, unfunded defined-benefit plan covering certain senior officers, as defined in the plan. A BEP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under their pension plans in the absence of limits on benefits levels imposed by the Internal Revenue Service.

Benefits payable from these combined defined benefit plans are computed based upon the following factors:

•       Formula: 2.375 percent x high three-year average compensation x credited years of service, subject to a maximum annual benefit amount not to exceed a specified percentage of high three-year average compensation, as follows: Mr. Jessee, 80 percent; Mr. Wilson, 70 percent; Mr. Nitkiewicz, 70 percent; Mr. Dumas, 65 percent; and Mr. Oakley, 65 percent.

•       Compensation is the highest three-year compensation (salary and bonus) paid in the year; and

•       The regular form of retirement benefits is a straight-life annuity including a lump-sum retirement death benefit.

The following tables show annual benefits payable from the Pentegra Defined Benefit Plan and BEP combined upon retirement at age 65 and calculated in accordance with the formula currently in effect for specified years of service and remuneration classes for participating in both plans. Retirement benefits are not subject to any offset provision for Social Security benefits that are received in the defined-benefit plans.

For Mr. Jessee:

	Years of Service
Remuneration	15	20	25	30	35	40
200,000	$71,250	$95,000	$118,750	$142,500	$160,000	$160,000
300,000	106,875	142,500	178,125	213,750	240,000	240,000
400,000	142,500	190,000	237,500	285,000	320,000	320,000
500,000	178,125	237,500	296,875	356,250	400,000	400,000
600,000	213,750	285,000	356,250	427,500	480,000	480,000
700,000	249,375	332,500	415,625	498,750	560,000	560,000
800,000	285,000	380,000	475,000	570,000	640,000	640,000
900,000	320,625	427,500	534,375	641,250	720,000	720,000

For Mr. Wilson and Mr. Nitkiewicz:

	Years of Service
Remuneration	15	20	25	30	35	40
200,000	$71,250	$95,000	$118,750	$140,000	$140,000	$140,000
300,000	106,875	142,500	178,125	210,000	210,000	210,000
400,000	142,500	190,000	237,500	280,000	280,000	280,000
500,000	178,125	237,500	296,875	350,000	350,000	350,000
600,000	213,750	285,000	356,250	420,000	420,000	420,000
700,000	249,375	332,500	415,625	490,000	490,000	490,000
800,000	285,000	380,000	475,000	560,000	560,000	560,000
900,000	320,625	427,500	534,375	630,000	630,000	630,000

For Mr. Dumas and Mr. Oakley:

	Years of Service
Remuneration	15	20	25	30	35	40
200,000	$71,250	$95,000	$118,750	$130,000	$130,000	$130,000
300,000	106,875	142,500	178,125	195,000	195,000	195,000
400,000	142,500	190,000	237,500	260,000	260,000	260,000
500,000	178,125	237,500	296,875	325,000	325,000	325,000
600,000	213,750	285,000	356,250	390,000	390,000	390,000
700,000	249,375	332,500	415,625	455,000	455,000	455,000
800,000	285,000	380,000	475,000	520,000	520,000	520,000
900,000	320,625	427,500	534,375	585,000	585,000	585,000

Credited Years of Service

The estimated credited years of service for the Bank’s Named Executive Officers are as follows: Michael A. Jessee, 28 years of service, Michael L. Wilson, 12 years of service, Edward B. Dumas, 1 year of service, William L. Oakley, 1 year of service, and Frank Nitkiewicz, 14 years of service.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Bank is a cooperative, its members or former members own all of the outstanding capital stock of the Bank, and a majority of the directors of the Bank are elected by and from the membership. The exclusive voting right of members is for the election of a portion of the Bank’s directors who are not appointed by the Finance Board. Furthermore, each member is eligible to vote for the open director seats only in the state in which its principal place of business is located. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member institutions, including affiliated institutions under common control of a single holding company, holding five percent or more of the outstanding capital stock of the Bank as of February 28, 2006, are noted in the following table.

Members Holding Five Percent or More of
Outstanding Capital Stock
(dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A.	$509,243	18.8%
111 Westminster Street
Providence, RI 02903
Citizens Bank of Massachusetts*	156,756	5.8
28 State Street
Boston, MA 02109
Citizens Bank of Rhode Island*	88,897	3.3
One Citizens Plaza
Providence, RI 02903
Citizens Bank of New Hampshire*	68,276	2.5
875 Elm Street
Manchester, NH 03101
Citizens Bank of Connecticut*	24,273	0.9
63 Eugene O’Neill Drive
New London, CT 06320

*                    Citizens Bank of Massachusetts, Citizens Bank of Rhode Island, Citizens Bank of New Hampshire, and Citizens Bank of Connecticut are affiliated institutions under the common control of a single holding company, Citizens Financial Group, a subsidiary of The Royal Bank of Scotland. The combined amount of capital stock for these affiliated institutions represents 12.5 percent of total capital stock of the Bank.

Additionally, due to the fact that a majority of the board of directors of the Bank is elected from the membership of the Bank, these elected directors serve as officers or directors of member institutions that own the Bank’s capital stock. The following table provides capital stock outstanding to member institutions whose officers or directors were serving as directors of the Bank as of February 28, 2006 (dollars in thousands):

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Union Savings Bank	$19,249	0.71%
226 Main Street
Danbury, Connecticut 06810
South Shore Savings Bank	10,669	0.39
1530 Main Street
South Weymouth, Massachusetts 02190
Wainwright Bank & Trust Company	9,000	0.33
63 Franklin Street
Boston, Massachusetts 02110
Central Cooperative Bank	8,300	0.31
399 Highland Avenue
Somerville, Massachusetts 02144
Androscoggin Savings Bank	6,001	0.22
30 Lisbon Street
Lewiston, Maine 04240
Mascoma Savings Bank, FSB	5,236	0.19
67 North Park Street
Lebanon, New Hampshire 03766
The Savings Bank Life Insurance Company of Massachusetts	4,737	0.17
1 Linscott Road
Woburn, MA 01801
East Boston Savings Bank	3,470	0.13
67 Prospect Street
Peabody, Massachusetts 01960
Northwest Community Bank*	3,408	0.13
86 Main Street
Winsted, Connecticut 06098
Newport Federal Savings Bank	3,104	0.11
100 Bellevue Avenue
Newport, Rhode Island 02840
Passumpsic Savings Bank	2,945	0.11
124 Railroad Street
St. Johnsbury, Vermont 05819
Litchfield Bancorp*	1,939	0.07
294 West Street
Litchfield, Connecticut 06759
Total stock ownership by members whose officers or directors serve as directors of the Bank	$78,058	2.87%

*                    Northwest Community Bank and Litchfield Bancorp are subsidiaries of the same holding company.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital stock ownership is a prerequisite to transacting any member business with the Bank. The members, certain former members, and non-members (through acquisitions of former members) own all the stock of the Bank, the majority of the directors of the Bank are elected by and from the membership, and the Bank conducts its advances and mortgage-loan business almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank, as well as to members who hold five percent or more of our capital stock, on market terms that are no more favorable to them than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, federal funds, and MBS from, and enter into interest-rate-exchange agreements with, members or their affiliates, whose officers or directors serve as directors of the Bank, as well as from members or their affiliates, who hold five percent or more of our capital stock. All transactions are effected at the then-market rate and all MBS are purchased through securities brokers or dealers, also at the current market rate.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid by us to PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Bank’s financial statements for 2005 and 2004, as well as the fees paid by us to PricewaterhouseCoopers LLP for audit-related services rendered by PricewaterhouseCoopers to us during 2005 and 2004.

Audit Fees
(dollars in thousands)

	December 31,
	2005	2004
Audit fees(1)	$991	$334
Audit-related fees(2)	23	47
Tax fees	—	—
All other fees	—	—
Total	$1,014	$381

(1)          Audit fees consist of fees incurred in connection with the audit of the Bank’s financial statements, review of quarterly or annual management’s discussion and analysis, and participation and review of financial information filed with the SEC.

(2)          Audit-related fees consist of fees related to accounting research and consultations, internal control reviews, participation and presentations at conferences, review of capital plans, and operations reviews of new products and supporting processes.

The Audit Committee selects the Bank’s independent registered public accounting firm and preapproves all audit services to be provided by it to the Bank. The Audit Committee also reviews and preapproves all audit-related and nonaudit related services rendered by the independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)               Financial Statements

The Bank’s consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

b)               Financial Statement Schedules

None

c)                Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston*
3.2	By-laws of the Federal Home Loan Bank of Boston*
4	Capital Plan of the Federal Home Loan Bank of Boston*
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated as of August 1, 1997*
10.2	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated as of August 1, 2000*
10.3	The Federal Home Loan Bank of Boston 2005 Executive Incentive Plan+.^
10.3.1	The Federal Home Loan Bank of Boston 2006 Executive Incentive Plan.^
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston*
10.5	Mortgage Partnership Finance Investment and Services Agreement dated April 20, 2000, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago*
10.5.1	First Amendment to Mortgage Partnership Finance Investment and Services Agreement dated September 7, 2000, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago*
10.5.2	Second Mortgage Partnership Finance Investment and Services Agreement dated May 2000 between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago*
10.5.3	Third Mortgage Partnership Finance Investment and Services Agreement dated March 18, 2003, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago*
10.5.4	Fourth Mortgage Partnership Finance Investment and Services Agreement dated September 21, 2004, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago*
10.5.5

Custody Agreement for Second Charter Reinsurance Company Mortgage Partnership Finance Investment and Services Agreement dated December 31, 2001, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago*

12	Computation of ratios of earnings to fixed charges
18	Letter regarding change in accounting principle for amortization of mortgage-loan premiums and discounts

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Charter for the Audit Committee

*                    Incorporated by reference to the correspondingly numbered Exhibit to our Registration Statement on Form 10 filed with the Commission on October 31, 2005.

+                Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on December 22, 2005.

^       Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)
Date
	By:	/s/ MICHAEL A. JESSEE
March 30, 2006		Michael A. Jessee
President and Chief Executive Officer
March 30, 2006	By:	/s/ FRANK NITKIEWICZ
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
March 30, 2006	By:	/s/ EARL W. BAUCOM
Earl W. Baucom
First Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2006	By:	/s/ STEPHEN F. CHRISTY
Stephen F. Christy
Director
March 30, 2006	By:	/s/ STEVEN A. CLOSSON
Steven A. Closson
Director
March 30, 2006	By:	/s/ ARTHUR R. CONNELLY
Arthur R. Connelly
Director
March 30, 2006	By:	/s/ PETER F. CROSBY
Peter F. Crosby
Director

March 30, 2006	By:	/s/ JOYCE H. ERRECART
Joyce H. Errecart
Director
March 30, 2006	By:	/s/ CHARLES F. FROSCH
Charles F. Frosch
Director
March 30, 2006	By:	/s/ MARK E. MACOMBER
Mark E. Macomber
Director
March 30, 2006	By:	/s/ KEVIN M. MCCARTHY
Kevin M. McCarthy
Director
March 30, 2006	By:	/s/ JAN A. MILLER
Jan A. Miller
Director
March 30, 2006	By:	/s/ WILLIAM P. MORRISSEY
William P. Morrissey
Director
March 30, 2006	By:	/s/ JAMES L. TAFT, JR.
James L. Taft, Jr.
Director
March 30, 2006	By:	/s/ ROBERT F. VERDONCK
Robert F. Verdonck
Director

PricewaterhouseCoopers LLP 125 High Street Boston, MA 02110-1707 Telephone (617) 530 5000 Facsimile (617) 530 5001 www.pwc.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and of cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Bank changed its method of accounting for amortization of premiums and discounts on MPF mortgage loans, on January 1, 2005. The Bank also adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, on January 1, 2004.

/s/ PricewaterhouseCoopers LLP
March 29, 2006

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CONDITION
(dollars and shares in thousands, except par value)

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$9,683	$11,891
Interest-bearing deposits in banks	2,130,050	2,655,050
Securities purchased under agreements to resell	—	1,500,000
Federal funds sold	4,775,000	5,586,800
Investments:
Trading securities—includes $193 and $16,972 pledged as collateral in 2005 and 2004 that may be repledged	216,578	295,407
Available-for-sale securities—includes $109,455 and $122,880 pledged as collateral in 2005 and 2004 that may be repledged	1,016,488	1,005,495
Held-to-maturity securities—includes $11,429 and $33,404 pledged as collateral in 2005 and 2004 that may be repledged(a)	6,328,672	6,253,356
Advances	38,067,896	30,208,753
Mortgage loans held for portfolio, net of allowance for credit losses of $1,843 and $1,379 in 2005 and 2004	4,886,494	4,011,981
Accrued interest receivable	190,056	140,661
Premises and equipment, net	6,103	6,166
Derivative assets	45,447	60,113
Other assets	27,567	19,422
Total Assets	$57,700,034	$51,755,095
LIABILITIES
Deposits:
Interest-bearing	$597,829	$887,232
Non-interest-bearing	4,262	3,637
Total deposits	602,091	890,869
Consolidated obligations, net:
Bonds	29,442,073	27,679,714
Discount notes	24,339,903	20,090,681
Total consolidated obligations, net	53,781,976	47,770,395
Mandatorily redeemable capital stock	8,296	57,882
Accrued interest payable	276,427	223,276
Affordable Housing Program (AHP)	35,957	33,199
Payable to Resolution Funding Corporation (REFCorp)	13,366	5,137
Dividends payable	30,209	16,801
Derivative liabilities	255,862	397,638
Other liabilities	18,101	180,934
Total liabilities	55,022,285	49,576,131
Commitments and contingencies (Note 19)
CAPITAL
Capital stock—Class B—putable ($100 par value), 25,311 shares and 20,858 shares issued and outstanding at December 31, 2005 and 2004	2,531,145	2,085,814
Retained earnings	135,086	95,866
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	8,504	(7,572)
Net unrealized gain relating to hedging activities	3,771	5,085
Minimum pension liability	(757)	(229)
Total capital	2,677,749	2,178,964
Total Liabilities and Capital	$57,700,034	$51,755,095

(a)              Fair values of held-to-maturity securities were $6,350,274 and $6,352,068 at December 31, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
INTEREST INCOME
Advances	$1,092,681	$596,338	$627,231
Prepayment fees on advances, net	8,876	54,296	50,532
Interest-bearing deposits in banks	64,458	10,654	3,734
Securities purchased under agreements to resell	29,638	8,569	8,527
Federal funds sold	122,927	34,530	38,196
Investments:
Trading securities	13,596	17,667	26,208
Available-for-sale securities	29,374	16,207	14,375
Held-to-maturity securities	274,057	232,515	259,458
Prepayment fees on investments	14,643	9,925	5,669
Mortgage loans held for portfolio	210,956	197,773	192,821
Other	3	17	98
Total interest income	1,861,209	1,178,491	1,226,849
INTEREST EXPENSE
Consolidated obligations	1,587,607	952,567	1,005,362
Deposits	17,711	9,338	13,668
Mandatorily redeemable capital stock	1,809	1,306	—
Other borrowings	475	88	186
Total interest expense	1,607,602	963,299	1,019,216
NET INTEREST INCOME	253,607	215,192	207,633
Provision for credit losses on mortgage loans	502	123	5
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS	253,105	215,069	207,628
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(13,871)	(40,218)	(40,611)
Service fees	2,393	2,233	2,592
Net realized and unrealized loss on trading securities	(7,625)	(8,394)	(10,436)
Net realized gain from sale of available-for-sale securities	—	247	122
Net realized gain from sale of held-to-maturity securities	—	13	—
Net loss on derivatives and hedging activities	(10,843)	(7,054)	(903)
Other	212	(257)	25
Total other loss	(29,734)	(53,430)	(49,211)
OTHER EXPENSE
Operating	42,432	36,807	31,112
Finance Board and Office of Finance	3,141	2,708	2,661
Other	611	130	16
Total other expense	46,184	39,645	33,789
INCOME BEFORE ASSESSMENTS	177,187	121,994	124,628
AHP	15,230	10,092	10,174
REFCorp	33,815	22,380	22,891
Total assessments	49,045	32,472	33,065
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	128,142	89,522	91,563
Cumulative effect of change in accounting principle (Note 2)	7,118	—	—
NET INCOME	$135,260	$89,522	$91,563

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CAPITAL
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(dollars and shares in thousands)

	Capital Stock— Putable		Capital Stock Class B—Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
BALANCE, DECEMBER 31, 2002	22,784	$2,278,446	—	$—	$44,689	$(28,552)	$2,294,583
Proceeds from sale of capital stock	5,042	504,137	—	—			504,137
Repurchase/redemption of capital stock	(3,546)	(354,623)	—	—			(354,623)
Comprehensive income:
Net income					91,563		91,563
Other comprehensive income:
Net unrealized gains on available-for-sale securities						8,167	8,167
Less: reclassification adjustment for realized net gains included in net income relating to available-for-sale securities						(122)	(122)
Net unrealized loss relating to hedging activities						(966)	(966)
Less: reclassification adjustment for previously deferred hedging gains and losses included in income						3,789	3,789
Total comprehensive income							102,431
Cash dividends on capital stock (3.05%)					(74,483)		(74,483)
BALANCE, DECEMBER 31, 2003	24,280	2,427,960	—	—	61,769	(17,684)	2,472,045
Proceeds from sale of capital stock	529	52,917	4,789	478,852			531,769
Repurchase/redemption of capital stock	(143)	(14,271)	(6,925)	(692,479)			(706,750)
Reclassification of shares to mandatorily redeemable capital stock	(1,093)	(109,283)	(579)	(57,882)			(167,165)
Conversion to Class B shares	(23,573)	(2,357,323)	23,573	2,357,323			—
Comprehensive income:
Net income					89,522		89,522
Other comprehensive income:
Net unrealized gains on available-for-sale securities						16,944	16,944
Less: reclassification adjustment for realized net gains included in net income relating to available-for-sale securities						(247)	(247)
Net unrealized gains relating to hedging activities						368	368
Less: reclassification adjustment for previously deferred hedging gains and losses included in income						(1,868)	(1,868)
Minimum pension liability adjustment						(229)	(229)
Total comprehensive income							104,490
Cash dividends on capital stock (2.75%)					(55,425)		(55,425)
BALANCE, DECEMBER 31, 2004	—	—	20,858	2,085,814	95,866	(2,716)	2,178,964
Proceeds from sale of capital stock	—	—	8,018	801,830			801,830
Repurchase/redemption of capital stock	—	—	(3,561)	(356,091)			(356,091)
Reclassification of shares to mandatorily redeemable capital stock	—	—	(4)	(408)			(408)
Comprehensive income:
Net income					135,260		135,260
Other comprehensive income:
Net unrealized gains on available-for-sale securities						16,076	16,076
Net unrealized gains relating to hedging activities						807	807
Less: reclassification adjustment for previously deferred hedging gains and losses included in income						(2,121)	(2,121)
Minimum pension liability adjustment						(528)	(528)
Total comprehensive income							149,494
Cash dividends on capital stock (4.36%)					(96,040)		(96,040)
BALANCE, DECEMBER 31, 2005	—	$—	25,311	$2,531,145	$135,086	$11,518	$2,677,749

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$135,260	$89,522	$91,563
Cumulative effect of change in accounting principle	(7,118)	—	—
Income before cumulative effect of change in accounting principle	128,142	89,522	91,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and derivatives	6,805	68,051	(11,127)
Net premiums and discounts on mortgage loans	14,469	21,201	19,898
Concessions on consolidated obligations	2,891	10,508	9,495
Premises and equipment	1,463	1,526	1,582
Other	5,818	13,792	711
Provision for credit losses on mortgage loans	502	123	5
Realized net gain from sale of available-for-sale securities	—	(247)	(122)
Realized net gain from sale of held-to-maturity securities	—	(13)	—
Net gain due to change in net fair-value adjustments on derivatives and hedging activities	(7,466)	(28,426)	(21,850)
Loss on early extinguishment of debt	13,871	40,218	40,611
Net realized loss on disposal of premises and equipment	—	251	—
Net change in:
Trading securities	78,829	103,568	172,234
Accrued interest receivable	(49,395)	(2,533)	22,416
Other assets	(994)	2,676	(5,280)
Derivative assets and liabilities—accrued interest	11,751	(60,957)	(21,486)
Accrued interest payable	53,151	(44,829)	(37,097)
AHP liability and discount on AHP and other housing program advances	4,774	1,825	1,519
Payable to REFCorp	8,229	(895)	(109)
Other liabilities	1,639	1,938	(3,884)
Total adjustments	146,337	127,777	167,516
Net cash provided by operating activities	274,479	217,299	259,079
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits in banks	525,000	(2,555,000)	565,000
Securities purchased under agreements to resell	1,500,000	(1,000,000)	(461,000)
Federal funds sold	811,800	(3,160,800)	342,000
Premises and equipment	(1,400)	(1,997)	(1,638)
Available-for-sale securities:
Proceeds from sales	—	142,471	31,275
Proceeds from maturities	—	2	175,037
Purchases	—	(24,950)	(175,000)
Held-to-maturity securities:
Proceeds from sales	—	2,659	—
Proceeds from maturities	2,608,740	1,907,774	2,689,356
Purchases	(2,853,845)	(1,459,159)	(2,694,849)
Advances to members:
Principal collected	724,533,225	509,135,492	542,649,715
Disbursed	(732,635,141)	(513,706,362)	(542,045,268)
Mortgage loans held for portfolio:
Principal collected	867,748	976,128	1,267,321
Purchased	(1,752,577)	(473,402)	(3,336,204)
Net cash used in investing activities	(6,396,450)	(10,217,144)	(994,255)

The accompanying notes are an integral part of these financial statements.

FINANCING ACTIVITIES
Net change in:
Deposits	$(287,709)	$(54,997)	$(843,200)
Borrowings from other FHLBanks	—	—	(190,000)
Net proceeds from issuance of consolidated obligations:
Discount notes	670,612,207	384,763,463	325,921,115
Bonds	11,713,281	9,913,794	23,770,703
Bonds transferred from other FHLBanks	—	345,942	560,733
Payments for maturing and retiring consolidated obligations:
Discount notes	(666,419,142)	(370,037,172)	(327,577,997)
Bonds	(9,811,987)	(14,588,871)	(20,983,273)
Proceeds from issuance of capital stock	801,830	531,769	504,137
Payments for redemption of mandatorily redeemable capital stock	(49,994)	(109,283)	—
Payments for repurchase/redemption of capital stock	(356,091)	(706,750)	(354,623)
Cash dividends paid	(82,632)	(55,377)	(77,453)
Net cash provided by financing activities	6,119,763	10,002,518	730,142
Net (decrease) increase in cash and cash equivalents	(2,208)	2,673	(5,034)
Cash and cash equivalents at beginning of the year	11,891	9,218	14,252
Cash and cash equivalents at yearend	$9,683	$11,891	$9,218
Supplemental disclosure:
Interest paid	$1,521,953	$1,269,690	$1,078,138
AHP payments	$9,584	$7,818	$8,887
REFCorp payments	$25,586	$23,275	$23,000

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Boston (the Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, low-cost source of funds to its member institutions located within the six New England states. The Bank is a cooperative; current and former members own all of the outstanding capital stock of the Bank and may receive dividends on their investment. The Bank does not have any wholly or partially owned subsidiaries, and the Bank does not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. Certain nonmember institutions (called housing associates) such as state and local housing authorities that meet certain statutory requirements may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank as a condition of membership, as well as a condition of engaging in certain business activities with the Bank. Capital stock of former members will remain outstanding as long as business activities with those former members exists. See Note 14 for a complete description of the capital-stock-purchase requirements. As a result of these requirements, the Bank conducts business with related parties on a regular basis. The Bank considers related parties to be those members with capital stock outstanding in excess of 10 percent of its total capital stock outstanding. See Note 20 for additional information related to transactions with related parties.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States (U.S.) government, supervises and regulates the FHLBanks and the Office of Finance, the FHLBanks’ fiscal agent. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board is responsible for ensuring that the FHLBanks carry out their housing-finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The FHLBanks’ debt instruments (consolidated obligations) are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock—which is owned by the FHLBanks’ members—provide other funds. Each FHLBank primarily uses these funds to provide advances to members and to purchase mortgage loans from members.

Note 1—Summary of Significant Accounting Policies

Use of Estimates.   These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Interest-Bearing Deposits in Banks, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.   These investments provide short-term liquidity and are carried at cost.

Investments.   The Bank carries, at cost, investments for which it has both the ability and intent to hold to maturity, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.

Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market-interest rates would not have a significant effect on the security’s fair value, or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as net loss on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in accumulated other comprehensive income as net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, the Bank records the effective portion of the change in value of the derivative related to the risk being hedged in accumulated other comprehensive income as net unrealized gain relating to hedging activities. The ineffective portion is recorded in other income and presented as net loss on derivatives and hedging activities. Additional information is provided in Note 17.

The Bank classifies certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carries them at fair value. The Bank records changes in the fair value of these investments through other income. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life, based on actual prepayments received and changes in expected prepayments, as if the new estimate had been known since the original acquisition date of the securities. The Bank computes the amortization and accretion of premiums and discounts on other investments using the level-yield method to the contractual maturity of the securities.

The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Investment securities issued by government-sponsored enterprises (GSEs) and U.S. government corporations are not guaranteed by the U.S. government.

The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other-than-temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, the Bank evaluates whether the decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the statement of income as other expense. The Bank has not experienced any other-than-temporary impairment in value of investments during 2005, 2004, or 2003.

Advances.   The Bank presents advances, net of premiums and discounts, as discussed in Note 8. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method. The Bank credits interest on advances to income as earned. Following the requirements of the Federal Home Loan Bank Act of 1932 (the FHLBank Act), as amended, the Bank obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real-estate-related assets. As Note 8 more fully describes, Community Financial Institutions (CFIs), FDIC-insured institutions with average assets over the preceding three-year period equal to or less than $587 million and $567 million during 2006 and 2005, respectively, are eligible to utilize expanded statutory collateral rules that include secured small-business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception. Based upon the collateral held as security for the advances and the repayment history of the Bank’s advances, management believes that an allowance for credit losses on advances is unnecessary.

Mortgage Loans Held for Portfolio.   The Bank participates in the Mortgage Partnership Finance® (MPF®) program under which the Bank invests in government-insured and conventional residential fixed-rate mortgage loans that are purchased from a participating member (see Note 11). The Bank manages the liquidity, interest-rate, and options risk of the loans, while the member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the loans, with the Bank assuming the first-loss obligation limited by the first-loss account (FLA), and the member or a third-party insurer assuming credit losses in excess of the FLA, that is the second-loss credit enhancement, up to the amount of the credit-enhancement obligation as specified in the master agreement. All losses in excess of the second-loss credit enhancement are assumed by the Bank.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates. Under certain programs, the member may rely on a supplemental mortgage-insurance policy from a third-party insurer but remains ultimately responsible for meeting its credit-enhancement obligation. The amount of the credit enhancement is determined so that any losses in excess of the enhancement are limited to those permitted for AA-rated credit risks. Depending on the program utilized, the participating member receives from the Bank a credit-enhancement fee for managing this portion of the inherent risk in the loans, or a premium is paid by the Federal Home Loan Bank of Chicago (FHLBank of Chicago) as the MPF provider, to a supplemental mortgage insurer. This fee is paid monthly based upon the remaining unpaid principal balance. The required credit-enhancement obligation amount may vary depending on the various product alternatives selected.

Mortgage-Loan Participations.   The Bank also sells participations in mortgage loans acquired under the MPF program to the FHLBank of Chicago. Under a master commitment, the Bank may enter into a participation arrangement with the FHLBank of Chicago that specifies an agreed upon ownership percentage for the mortgage loans to be acquired from participating members under the master commitment and related delivery commitments. The Bank and the FHLBank of Chicago both share in the pro rata purchase amounts for each respective loan acquired from the participating member; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of credit-enhancement fees and credit losses; and each may hedge its share of the delivery commitments. These participations to the FHLBank of Chicago are transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations are accounted for as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140).

The Bank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding, net of premiums and discounts.

For the year ended December 31, 2005, the Bank computes the amortization of mortgage-loan-origination fees (premiums and discounts) paid to and received from the Bank’s participating members as interest income using the contractual method. The contractual method recognizes amortization of premiums and discounts using the level-yield method over the contractual maturity of each individual loan, which results in income recognition in a manner that is effectively proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior. Prior to 2005, the Bank amortized premiums and discounts on mortgage loans as described in Note 2.

The Bank records credit-enhancement fees as a reduction to mortgage loan interest income. The Bank records other non-origination fees, such as delivery-commitment-extension fees and pair-off fees, in other income. Delivery-commitment-extension fees are charged when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees are assessed when the principal amount of the funded loans is less than or greater than a specified percentage of the contractual delivery commitment amount.

The Bank places conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal.

The Bank purchases both conventional mortgage loans and government (that is, Federal Housing Authority [FHA]-insured and Veterans Affairs [VA]-guaranteed) mortgage loans under the MPF program. FHA/VA loans are government guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by secondary-mortgage insurance purchased by the member. The credit enhancement (CE) is the participating financial institution member’s (PFI) potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

In establishing an allowance for loan losses on its conventional mortgage loan portfolio, the Bank stratifies the conventional portfolio between loan pools that are credit enhanced to the equivalent of a AA long-term credit rating, and those loan pools that are credit enhanced to the equivalent of an A long-term credit rating. The Bank’s risk-sharing arrangements, and the underwriting characteristics of the mortgage loans, are the primary factors used to determine the equivalent long-term credit ratings of the Bank’s loan pools. As noted in the following paragraph, the equivalent long-term credit ratings of the Bank’s loan pools are a significant factor in determining the adequacy of the allowance.

The allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank’s conventional loan pools is based on an analysis of the performance of the Bank’s loan portfolio, general economic conditions, the credit value of the Bank’s risk-sharing arrangements as expressed by the equivalent long-term credit rating of the Bank’s loan pools, and an analysis of loan-reserve levels used by Freddie Mac, a GSE comprising a substantial portion of the secondary mortgage market. The loan-loss reserve levels of Freddie Mac incorporates the best estimates for losses on a seasoned, diversified, national portfolio of mortgage loans with similar underwriting standards to the MPF program. The Bank’s analysis also incorporates the historical loss experience for similarly rated residential MBS over the expected life of the Bank’s conventional loan pools. The Bank relies on this approach as MPF is a relatively new program and the Bank has limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from this indexing methodology and relying primarily on the actual loss experience of the MPF portfolio. Management will begin to rely primarily on the Bank’s actual loss experience when the MPF portfolio is sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own loss experience.

As of December 31, 2005, and December 31, 2004, the allowance for loan losses on the conventional mortgage-loan portfolio stood at $1.8 million and $1.4 million, respectively. The allowance reflects the Bank’s understanding of probable incurred losses inherent in the MPF portfolio as of December 31, 2005.

Premises and Equipment.   The Bank records premises and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization was approximately $8.6 million and $8.0 million at December 31, 2005 and 2004, respectively. The Bank computes depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. The Bank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1.4 million, $1.5 million, and $1.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income. There was no realized gain or loss on disposal of premises and equipment in 2005 and 2003. The net realized loss on disposal of premises and equipment was $251,000 in 2004.

Derivatives.   Accounting for derivatives is addressed in the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the statement of condition at their fair values. Each derivative is designated as one of the following:

(1)         a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair-value hedge);

(2)         a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge);

(3)         a nonqualifying hedge of an asset or liability (economic hedge) for asset-liability-management purposes; or

(4)         a nonqualifying hedge of another derivative (an intermediation hedge) that is offered as a product to members or used to offset other derivatives with nonmember counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as net loss on derivatives and hedging activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (for example, until the periodic recognition of interest on a variable-rate asset or liability is recorded in other income as net loss on derivatives and hedging activities).

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as net loss on derivatives and hedging activities.

Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair-value adjustment to an asset or liability.

The differentials between accruals of interest receivables and payables on derivatives designated as fair-value or cash-flow hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations (COs) or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income as net loss on derivatives and hedging activities.

The Bank may issue debt and may make advances in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. The Bank has determined that all embedded derivatives in currently outstanding transactions as of December 31, 2005, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading under SFAS 115), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument.

Derivatives are typically executed at the same time as the hedged advances or COs and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO bond that settles within the shortest period of time possible for the type of instrument based on market settlement conventions. In such circumstances, although the advance or CO bond will not be recognized in the financial statements until settlement date, the Bank meets the criteria for applying the shortcut method. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, the Bank continues to carry the derivative on the statement of condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, the Bank continues to carry the derivative on the statement of condition at its fair value and amortizes the cumulative other comprehensive adjustment to earnings when earnings are affected by the existing hedge item, which is the original forecasted transaction.

Under limited circumstances, when the Bank discontinues cash-flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable that the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive income and is recognized in earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Mandatorily Redeemable Capital Stock.   The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) effective as of January 1, 2004. See Note 14 for more information.

Affordable Housing Program.   The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 9). The Bank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide grants to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank also issues AHP advances at interest rates below the customary rate for nonsubsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance.

Prepayment Fees.   The Bank charges members a prepayment fee when they prepay certain advances before the original maturity. The Bank records prepayment fees net of SFAS 133 hedging fair-value adjustments included in the book basis of the advance as “prepayment fees on advances, net” in the interest income section of the statement of income.

In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance by the same member, the Bank applies the guidance provided in Emerging Issues Task Force Issue No. 01-07, Creditor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 01-07) and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), and evaluates whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or as a new advance.

If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance. If the modified advance is hedged, it is marked to fair value after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net loss on derivatives and hedging activities in other income. If the Bank determines that the advance should be treated as a new advance, it records the prepayment fee net of the SFAS 133 hedging fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in the interest income section of the statement of income.

For prepaid advances that were hedged and met the hedge-accounting requirements of SFAS 133, the Bank terminates the hedging relationship upon prepayment and records the prepayment fee net of the SFAS 133 hedging fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the SFAS 133 hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized as prepayment fees on advances, net in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net loss on derivatives and hedging activities.

Commitment Fees.   The Bank records commitment fees for standby letters of credit as a deferred credit when received, and amortizes these fees on a straight-line basis to service-fee income in other income over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Concessions on Consolidated Obligations.   The Office of Finance prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank. The Bank defers and amortizes these dealer concessions using the level-yield method over the contractual maturity of the COs. Unamortized concessions were $10.6 million and $4.5 million at December 31, 2005 and 2004, respectively, and are included in other assets on the statement of condition. Amortization of such concessions are included in CO interest expense and totaled $1.3 million, $9.5 million, and $8.7 million in 2005, 2004, and 2003, respectively.

Discounts and Premiums on Consolidated Obligations.   The Bank amortizes discounts on CO discount notes to expense using the level-yield method throughout the term of the related notes. It amortizes discounts and premiums on CO bonds to expense using the level-yield method over the contractual maturity of the CO bonds.

Operating Expenses.   Included in operating expenses are salaries and employee benefits totaling $25.0 million, $22.3 million and $18.3 million for December 31, 2005, 2004 and 2003, respectively.

Finance Board and Office of Finance Expenses.   The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank’s primary regulator, and the Office of Finance, which manages the sale of COs. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of COs issued, and percentage of COs outstanding.

Resolution Funding Corporation Assessments.   Although the Bank is exempt from ordinary federal, state, and local taxation except for local real-estate tax, it is required to make payments to REFCorp. Each FHLBank is required to make quarterly payments to REFCorp to pay toward interest on bonds issued by the REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 10 for more information.

Estimated Fair Values   Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 18 details the estimated fair values of the Bank’s financial instruments.

Cash Flows.   In the statement of cash flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Reclassification.   Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

Note 2—Change in Accounting Principle, Accounting Adjustments, and Recently Issued Accounting Standards

Change in Accounting Principle for Amortization of MPF Mortgage-Loan Premiums and Discounts.   Effective January 1, 2005, the Bank changed its method of accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method. Prior to 2005, amortization and accretion of premiums and discounts was computed using the retrospective method, that is using the interest method over the estimated lives of the assets, which requires a retrospective adjustment of the effective yield each time the Bank changes its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. The retrospective method is intended to adjust prior reported amounts as if the new estimate had been known since the original acquisition of the assets. The contractual method uses the cash flows provided by the underlying loan contracts to apply the interest method. While both methods are acceptable under GAAP, we believe that the contractual method is preferable to the retrospective method because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

As a result of implementing the change in accounting principle for amortization and accretion from the retrospective method to the contractual method, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005, that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million.

On a pro forma basis, if the change in accounting principle for amortization of MPF mortgage loan premiums and discounts had been applied retroactively for all prior years, we have determined that net income for the years ended December 31, 2004 and 2003 would not have been materially different than the results as reported.

Accounting Adjustments.   During the second quarter of 2005, the Bank evaluated its estimation methodology for determining the fair-value hedge adjustments for certain CO bonds for which interest-rate swaps were designated as hedges of changes in fair value due to changes in the benchmark interest rate under SFAS 133. As a result of this evaluation, management has changed the estimation methodology in favor of a method that it believes more accurately calculates the fair value of the hedged item, as further described below.

In general, when we designate an interest-rate swap as a hedge of changes in fair value of the hedged item attributable to changes in the benchmark LIBOR yield curve, we determine a constant spread adjustment to the LIBOR yield curve that results in a market- interest rate on the hedged item at the inception of the hedging relationship. Previous to the change in our estimation methodology, when the Bank entered into this type of hedge relationship for a CO bond, in order to adjust the LIBOR yield curve for valuation purposes, we used the spread that was applied to the pay side of the associated interest-rate swap as a proxy for the market rate on the CO bond.

After performing the evaluation in the second quarter of 2005, management believes that the aforementioned methodology was flawed because it overstated the yields used to determine the changes in the fair values of the CO bonds attributable to changes in the benchmark LIBOR yield curve. The former methodology did not consider that the pay-side LIBOR spread adjustment was set at a level designed to compensate the swap dealer for paying the swap fee and it resulted in an initial basis for the bond that is aligned with the value of the interest-rate swap immediately after the payment of the swap fee, rather than a par valuation.

Management determined that a different discount spread-adjustment methodology would have more accurately reflected the changes in fair value due to changes in the benchmark interest rate by better calibrating the spread adjustment to the benchmark LIBOR yield curve to the initial basis value of the hedged CO bond. This methodology results in initial CO bond values that are properly aligned with the initial basis adjustment of the bond. Accordingly, management changed the estimation methodology for calculating the benchmark fair-value hedge adjustments for these transactions during the second quarter of 2005 to the more accurate method.

Management determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of June 30, 2005, and has been reflected as a change in estimate. As of June 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $9.4 million, which has been recorded in net (loss) gain on derivatives and hedging activities in other income. Additionally, it is expected that the use of the new methodology will lead to increased volatility in reported ineffectiveness associated with these hedging relationships due to the introduction of a difference in the initial valuation basis between the CO bond and the interest-rate swap that is subject to fluctuation with interest rates, and therefore there will be increased volatility in the amount of gains and losses from derivative and hedging activities and reported net income in future periods. In general, when interest rates increase, ineffectiveness will generally be more negative, and when interest rates fall, ineffectiveness will generally be more positive than was the case under the previous method.

FASB Staff Position (FSP) FAS 115-1 and 124.1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. On November 3, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 115-1 and 124-1, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank does not expect the FSP to have a material impact on its results of operations or financial condition at the time of adoption.

SFAS No.154, Accounting Changes and Error Corrections (SFAS 154).   In May 2005, the FASB issued SFAS 154 which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires the retrospective application of a change in accounting principle to the financial statements of all prior periods or to the beginning of the earliest period where retrospective application is practicable. This statement also defines the term restatement as the process of revising previously issued financial statements to reflect the correction of an error in those financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Bank does not expect SFAS 154 to have a material impact on its results of operations or financial condition at the time of adoption.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155).   On February 16, 2006, the FASB issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.

DIG Issue B38 and DIG Issue B39.   On June 30, 2005, the FASB issued Derivatives Implementation Group (DIG) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses the application of SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The Bank does not expect DIG Issues B38 and B39 to have a material impact on its results of operations or financial condition at the time of adoption.

Note 3—Cash and Due from Banks

Compensating Balances.   The Bank maintains collected cash balances with various commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating balances for the years ended December 31, 2005 and 2004, were approximately $3.5 million and $1.7 million, respectively.

Restricted Balances.   The Bank maintained average required clearing balances with the Federal Reserve Bank of Boston of approximately $10.4 million and $7.6 million for the years ended December 31, 2005 and 2004, respectively. These are required clearing balances and may not be withdrawn; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

Pass-Through Deposit Reserves.   The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks may include pass-through reserves deposited with the Federal Reserve Bank of Boston.

There were no pass-through reserves deposited at December 31, 2005 and 2004. The Bank includes member-reserve balances in other liabilities on the statement of condition.

Note 4—Securities Purchased Under Agreements to Resell

The Bank has entered into purchases of securities under agreements to resell those securities. These amounts represent short-term loans and are assets on the statement of condition. The securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be decreased accordingly. The collateral received on securities purchased under agreements to resell has not been sold or repledged by the Bank. Securities purchased under agreements to resell averaged $883.7 million and $602.8 million during 2005 and 2004, respectively, and the maximum amount outstanding at any monthend during 2005 and 2004 was $2.1 billion for both years.

Note 5—Trading Securities

Major Security Types.   Trading securities as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004
Mortgage-backed securities
U.S. government guaranteed	$55,026	$75,293
Government-sponsored enterprises	85,776	129,114
Other	75,776	91,000
Total	$216,578	$295,407

Net losses on trading securities for the years ended December 31, 2005 and 2004, include a change in net unrealized holding losses of $7.6 million and $8.4 million for securities held on December 31, 2005 and 2004, respectively.

The Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

Note 6—Available-for-Sale Securities

Major Security Types.   Available-for-sale securities as of December 31, 2005, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
International agency obligations	$351,955	$45,952	$—	$397,907
U.S. government corporations	213,812	16,763	—	230,575
Government-sponsored enterprises	184,694	12,033	(423)	196,304
Other FHLBanks’ bonds	14,800	209	—	15,009
	765,261	74,957	(423)	839,795
Mortgage-backed securities
Government-sponsored enterprises	173,554	3,139	—	176,693
Total	$938,815	$78,096	$(423)	$1,016,488

Available-for-sale securities as of December 31, 2004, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
International agency obligations	$352,626	$34,585	$—	$387,211
U.S. government corporations	213,963	9,387	—	223,350
Government-sponsored enterprises	185,035	11,280	—	196,315
Other FHLBanks’ bonds	14,911	793	—	15,704
	766,535	56,045	—	822,580
Mortgage-backed securities
Government-sponsored enterprises	174,250	8,665	—	182,915
Total	$940,785	$64,710	$—	$1,005,495

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Government-sponsored enterprises	$39,087	$(423)	$—	$—	$39,087	$(423)

Government-sponsored enterprises.   Management believes that the unrealized loss on the Bank’s investment in GSE securities is the result of the current interest-rate environment. The Bank reviewed its available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Redemption Terms.   The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2005 and 2004, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2005		2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	96,173	96,647	96,517	100,587
Due after five years through 10 years	14,546	14,435	14,613	15,072
Due after 10 years	654,542	728,713	655,405	706,921
	765,261	839,795	766,535	822,580
Mortgage-backed securities	173,554	176,693	174,250	182,915
Total	$938,815	$1,016,488	$940,785	$1,005,495

As of December 31, 2005 and 2004, the Bank’s investment in other FHLBanks’ bonds are included in the “due after one year through five years” category in the above table.

The amortized cost of the Bank’s MBS classified as available-for-sale includes net premiums of $4.3 million and $5.0 million at December 31, 2005 and 2004, respectively.

Interest-Rate-Payment Terms.   The following table details additional interest-rate-payment terms for investment securities classified as available-for-sale at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$765,261	$766,535
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate collateralized mortgage obligations	173,554	174,250
Total	$938,815	$940,785

As of December 31, 2005 and 2004, the Bank’s investment in other FHLBanks’ bonds is fixed-rate.

Gains and Losses.   There were no sales of available-for-sale securities during the year ended December 31, 2005. Gross gains of $7.3 million and $3.8 million were realized on sales of available-for-sale securities during the years ended December 31, 2004 and 2003, respectively. These gains were netted with losses incurred on derivatives associated with these available-for-sale securities of $7.0 million and $3.6 million during the years ended December 31, 2004 and 2003, respectively.

Note 7—Held-to-Maturity Securities

Major Security Types.   Held-to-maturity securities as of December 31, 2005, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency obligations	$76,457	$2,381	$—	$78,838
State or local housing-agency obligations	344,372	9,994	—	354,366
	420,829	12,375	—	433,204
Mortgage-backed securities
U.S. government guaranteed	19,968	684	—	20,652
Government-sponsored enterprises	1,188,410	16,832	(7,242)	1,198,000
Other	4,699,465	14,454	(15,501)	4,698,418
	5,907,843	31,970	(22,743)	5,917,070
Total	$6,328,672	$44,345	$(22,743)	$6,350,274

Held-to-maturity securities as of December 31, 2004, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency obligations	$91,477	$4,637	$—	$96,114
Government-sponsored enterprises	200,076	—	(840)	199,236
State or local housing-agency obligations	435,829	14,700	(5,216)	445,313
	727,382	19,337	(6,056)	740,663
Mortgage-backed securities
U.S. government guaranteed	27,038	1,236	—	28,274
Government-sponsored enterprises	1,302,867	50,369	(3,390)	1,349,846
Other	4,196,069	45,172	(7,956)	4,233,285
	5,525,974	96,777	(11,346)	5,611,405
Total	$6,253,356	$116,114	$(17,402)	$6,352,068

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2005 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities
Government-sponsored enterprises	$278,903	$(2,965)	$124,932	$(4,277)	$403,835	$(7,242)
Other	1,745,287	(5,346)	567,236	(10,155)	2,312,523	(15,501)
Total temporarily impaired	$2,024,190	$(8,311)	$692,168	$(14,432)	$2,716,358	$(22,743)

Mortgage-backed securities—Government-sponsored enterprises.   Management believes that the unrealized loss on the Bank’s investment in GSE MBS securities is the result of the current interest-rate environment. The Bank reviewed these investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. In addition, the issuing GSE guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Mortgage-backed securities—Other.   Management believes that the unrealized loss on the Bank’s investment in non-GSE MBS securities is the result of the current interest-rate environment. The Bank reviewed these investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2004 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Government-sponsored enterprises	$199,236	$(840)	$—	$—	$199,236	$(840)
State or local housing-agency obligations	—	—	233,734	(5,216)	233,734	(5,216)
Mortgage-backed securities
Government-sponsored enterprises	111,320	(2,750)	65,208	(640)	176,528	(3,390)
Other	1,572,266	(7,514)	177,738	(442)	1,750,004	(7,956)
Total temporarily impaired	$1,882,822	$(11,104)	$476,680	$(6,298)	$2,359,502	$(17,402)

Redemption Terms.   The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2005 and 2004, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2005		2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$115	$116	$200,076	$199,235
Due after one year through five years	6,078	6,427	3,594	3,849
Due after five years through 10 years	8,615	9,205	47,988	51,209
Due after 10 years	406,021	417,456	475,724	486,370
	420,829	433,204	727,382	740,663
Mortgage-backed securities	5,907,843	5,917,070	5,525,974	5,611,405
Total	$6,328,672	$6,350,274	$6,253,356	$6,352,068

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net premiums of $3.5 million and $10.1 million at December 31, 2005 and 2004, respectively.

Interest-Rate-Payment Terms.   The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$210,699	$530,517
Variable-rate	210,130	196,865
	420,829	727,382
Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities:
Fixed-rate	1,051,846	1,095,831
Variable-rate	25,471	33,711
Collateralized mortgage obligations:
Fixed-rate	709,104	898,643
Variable-rate	4,121,422	3,497,789
	5,907,843	5,525,974
Total	$6,328,672	$6,253,356

Gains and Losses.   There were no sales of held-to-maturity securities during the years ended December 31, 2005 and 2003. During the year ended December 31, 2004, a gross gain of $13,000 was realized on the sale of a held-to-maturity security, which had a carrying value of $2.6 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected. The sale was considered a maturity for the purpose of security classification.

Note 8—Advances

Redemption Terms.   At December 31, 2005 and 2004, the Bank had advances outstanding, including AHP advances (see Note 9), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	2005		2004
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$43,253	4.72%	$33,200	2.67%
2005	—	—	15,216,451	2.50
2006	21,680,839	4.19	3,017,754	3.31
2007	4,957,818	4.18	2,894,633	3.73
2008	2,945,061	4.20	1,940,475	3.71
2009	1,976,556	4.31	1,979,890	4.05
2010	2,622,202	4.87	1,709,549	4.97
Thereafter	3,822,873	4.54	3,154,334	4.57
Total par value	38,048,602	4.28%	29,946,286	3.24%
Premium on advances	7,384		10,442
Discount on advances	(12,400)		(10,700)
SFAS 133 hedging adjustments	24,310		262,725
Total	$38,067,896		$30,208,753

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2005 and 2004, the Bank had callable advances outstanding of $30.0 million.

The following table summarizes advances at December 31, 2005 and 2004, by year of maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	2005	2004
Overdrawn demand-deposit accounts	$43,253	$33,200
2005	—	15,216,451
2006	21,680,839	3,017,754
2007	4,987,818	2,924,633
2008	2,945,061	1,940,475
2009	1,976,556	1,979,890
2010	2,622,202	1,709,549
Thereafter	3,792,873	3,124,334
Total par value	$38,048,602	$29,946,286

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which the Bank normally would exercise when interest rates rise on specific dates through its term. At December 31, 2005 and 2004, the Bank had putable advances outstanding totaling $5.6 billion and $5.7 billion, respectively.

The following table summarizes advances outstanding at December 31, 2005 and 2004, by year of maturity or next put date for putable advances (dollars in thousands):

Year of Maturity or Next Put Date	2005	2004
Overdrawn demand-deposit accounts	$43,253	$33,200
2005	—	18,975,101
2006	26,476,889	3,264,704
2007	4,851,518	2,626,533
2008	2,625,061	1,578,975
2009	1,312,106	1,379,440
2010	1,148,952	949,649
Thereafter	1,590,823	1,138,684
Total par value	$38,048,602	$29,946,286

Security Terms.   The Bank lends to financial institutions involved in housing finance within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities; residential mortgage loans; cash or deposits and member capital stock in the Bank, and other eligible real-estate-related assets as collateral on such advances. CFIs are eligible, under expanded statutory collateral rules, to use secured small business, small farm, and small agriculture loans, and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s Class B capital stock in the Bank. At December 31, 2005 and 2004, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances. Based upon the financial condition of the member or borrower, the type of security agreement, and other factors, the Bank either:

1.                Allows a member to retain possession of the collateral assigned to the Bank, if the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank; or

2.                Requires the member or borrower to specifically assign or place physical possession of such loan collateral with the Bank or a third-party custodian approved by the Bank; or

3.                Requires the member to place physical possession of such securities collateral with the Bank’s safekeeping agent or held by the member’s securities corporation.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member or borrower to the Bank priority over the claims or rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests.

Credit Risk.   While the Bank has never experienced a credit loss on an advance to a member, the expansion of collateral for CFIs and nonmember housing associates provides the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to appropriately manage this credit risk. Based on these policies, the Bank has not provided any allowances for losses on advances. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions.

Related-Party Activities.   The following table presents outstanding advances and total accrued interest receivable from advances as of December 31, 2005 and 2004 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2005
Bank of America Rhode Island, N.A., Providence, RI(1)	$8,287,166	21.8%	$23,692	20.5%
Citizens Affiliates(2)	5,998,113	15.8	20,927	18.1
As of December 31, 2004
Fleet National Bank, Providence, RI(1)	4,291,886	14.3	4,317	6.0
Citizens Affiliates(2)	1,390,098	4.6	3,412	4.7

(1)          During 2004, Bank of America Corporation acquired Fleet National Bank. At that time, Fleet National Bank became a subsidiary of Bank of America Corporation. During 2005, Bank of America Rhode Island, N.A. was established and became a member of the Bank. Bank of America Rhode Island, N.A. assumed all outstanding advances of Fleet National Bank. Bank of America Corporation is the holding company of Bank of America Rhode Island, N.A.

(2)          The Bank has four members, Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire and Citizens Bank of Connecticut, that are subsidiaries of Citizens Financial Group (collectively, Citizens Affiliates).

The Bank held sufficient collateral to cover the advances to the above institutions and the Bank does not expect to incur any credit losses on the advances.

The Bank recognized advances interest income from the above members during the years ended December 31, 2005, 2004, and 2003 as follows (dollars in thousands):

Name	2005	2004	2003
Fleet National Bank, Providence, RI	$38,521	$16,814	$20,685
Bank of America Rhode Island, N.A., Providence, RI	99,216	—	—
Citizens Affiliates	122,589	44,271	43,119

Interest-Rate-Payment Terms.   The following table details additional interest-rate-payment terms for advances at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Par amount of advances
Fixed-rate	$34,617,706	$28,175,031
Variable-rate	3,430,896	1,771,255
Total	$38,048,602	$29,946,286

Variable-rate advances noted in the above table include advances outstanding at December 31, 2005 and 2004, totaling $317.0 million and $40.0 million, respectively, which contain embedded interest-rate caps and floors.

Prepayment Fees.   The Bank records prepayment fees received from members on prepaid advances net of any associated SFAS 133 hedging fair-value adjustments on those advances. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that the Bank is financially indifferent to the members’ decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of income. For the three years ended December 31, 2005, 2004, and 2003, advance prepayment fees received from members and the associated hedging fair-value adjustments are reflected in the following table (dollars in thousands):

	2005	2004	2003
Prepayment fees received from members	$15,269	$244,626	$77,470
Hedging fair-value adjustments	(6,393)	(190,330)	(26,938)
Net prepayment fees	$8,876	$54,296	$50,532
Advance principal amount prepaid	$1,355,846	$4,026,512	$3,493,814

The Bank did not pay or receive any prepayment fees from Bank of America Rhode Island, N.A., or Fleet National Bank during 2005 and 2004. During 2003, the Bank paid prepayment fees to Fleet National Bank totaling $3.6 million related to an advance containing a symmetrical prepayment provision. The corresponding principal amount prepaid during 2003 was $1.0 billion. The Bank did not pay or receive any prepayment fees from Citizens Affiliates during 2005. In 2004 and 2003, the Bank received prepayment fees from Citizens Affiliates totaling $60,000 and $309,000, respectively. The corresponding principal amount prepaid to the Bank during 2004 and 2003 was $307,000 and $26.5 million, respectively.

Note 9—Affordable Housing Program

Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market-rate advances to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is defined as GAAP income before interest expense associated with mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCorp. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues this expense monthly based on its income. Calculation of the REFCorp assessment is discussed in Note 10.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. In annual periods where the Bank’s regulatory income is zero or less, the AHP assessment for the Bank is zero. However, if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. There was no shortfall in either 2005 or 2004. If the Bank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the Bank may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in either 2005 or 2004.

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $51.6 million and $34.6 million at December 31, 2005 and 2004, respectively.

An analysis of the AHP liability for the years ended December 31, 2005 and 2004, follows (dollars in thousands):

Roll-forward of the AHP Liability	2005	2004
Balance at beginning of year	$33,199	$32,180
AHP expense for the year	15,230	10,092
AHP direct grant disbursements	(9,584)	(7,818)
AHP subsidy for below-market-rate advance disbursements	(3,070)	(2,221)
Return of previously disbursed grants and subsidies	182	966
Balance at end of year	$35,957	$33,199

Note 10—Resolution Funding Corporation

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCorp. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues its REFCorp assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 9. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides their net income before AHP and REFCorp to the REFCorp, which then performs the calculations for each quarter-end.

The FHLBanks will continue to expense these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCorp will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCorp by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCorp would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCorp for the year.

The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCorp for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2005 exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to the fourth quarter of 2017. The FHLBanks’ aggregate payments through 2005 have satisfied $44.7 million of the $75 million scheduled payment for the fourth quarter of 2017 and all scheduled payments thereafter. This date assumes that all $300 million annual payments required after December 31, 2005, will be made.

The benchmark payments or portions of them could be reinstated if the actual REFCorp payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCorp obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Treasury.

Note 11—Mortgage Loans Held for Portfolio

The Bank’s MPF program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance home-mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Real estate
Fixed-rate 15-year single-family mortgages	$1,480,555	$1,267,861
Fixed-rate 20-and 30-year single-family mortgages	3,370,391	2,697,010
Premiums	51,501	52,365
Discounts	(13,051)	(4,138)
Deferred derivative gains and losses, net	(1,059)	262
Total mortgage loans held for portfolio	4,888,337	4,013,360
Less: allowance for credit losses	(1,843)	(1,379)
Total mortgage loans, net of allowance for credit losses	$4,886,494	$4,011,981

The following table details the par value of mortgage loans held for portfolio at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Conventional loans	$4,222,303	$3,105,139
Government-insured loans	628,643	859,732
Total par value	$4,850,946	$3,964,871

An analysis of the allowance for credit losses at December 31, 2005, 2004, and 2003, follows (dollars in thousands):

	2005	2004	2003
Balance at beginning of year	$1,379	$1,317	$1,334
Charge-offs	(38)	(91)	(22)
Recoveries	—	30	—
Net charge-offs	(38)	(61)	(22)
Provision for credit losses	502	123	5
Balance at end of year	$1,843	$1,379	$1,317

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At December 31, 2005 and 2004, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at December 31, 2005 and 2004, totaled $6.4 million and $2.7 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. Real estate owned (REO) at December 31, 2005 and 2004, totaled $479,000 and $539,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets.   During the years ended December 31, 2005 and 2004, the Bank sold REO assets with a recorded carrying value of $1.1 million and $763,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $104,000 on the sale of REO assets during the year ended December 31, 2005. The Bank recognized net losses totaling $40,000 on the sale of REO assets during the year ended December 31, 2004. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank recorded expenses associated with maintaining these properties during the period in which it had title to the properties totaling $39,000 and $48,000, respectively. These expenses are recorded in other expense.

The Bank records credit enhancement fees as a reduction to mortgage-loan interest income. Credit enhancement fees totaled $4.3 million, $3.9 million, and $3.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 12—Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term deposit programs to members. Members that service mortgage loans may deposit in the Bank funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans; the Bank classifies these items as other deposits in the following table. Deposits at December 31, 2005 and 2004, include SFAS 133 hedging adjustments of $4.6 million and $5.7 million, respectively. The average interest rates paid on average deposits during 2005, 2004, and 2003 were 2.67 percent, 0.98 percent, and 0.85 percent, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Interest bearing
Demand and overnight	$570,611	$856,335
Term	24,524	27,781
Other	2,694	3,116
Non-interest bearing
Other	4,262	3,637
Total deposits	$602,091	$890,869

Note 13—Consolidated Obligations

COs are the joint and several obligations of the 12 FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue COs through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs and is the primary obligor for its specific portion of COs issued. The Finance Board and the U.S Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. COs are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although the Bank is primarily liable for its portion of COs (that is those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank  makes any payment on a CO on behalf of another FHLBank that is primary liable for such CO, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBanks’ participation in all COs outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the COs between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the FHLBanks’ outstanding COs, including COs held by other FHLBanks, were approximately $937.5 billion and $869.2 billion at December 31, 2005 and 2004, respectively. Regulations require the FHLBanks to maintain unpledged qualifying assets equal to its participation in the COs outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Each FHLBank’s leverage limit has been based on a ratio of assets to capital. For FHLBanks that have not adopted capital restructuring plans pursuant to 12 C.F.R. §933, the final rule limits each FHLBank’s assets generally to no more than 21 times its capital. Nevertheless, an FHLBank that has nonmortgage assets, after deducting deposits and capital, that do not exceed 11 percent of its total assets, may have total assets in an amount not greater than 25 times its capital. As a result of the implementation of its new capital structure in April 2004, the Bank is no longer required to follow this regulation (see Note 14).

To provide holders of COs issued prior to January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account [SAA]) if capital stock is less than 8.33 percent of COs. Mandatorily redeemable capital stock is considered capital stock for determining the Bank’s compliance with this requirement. At December 31, 2005 and 2004, respectively, the FHLBanks’ regulatory capital stock was 4.6 percent and 4.7 percent of the par value of COs outstanding, and the required minimum pledged asset balance was approximately $110,000 and $219,000. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2005 and 2004, no FHLBank had a capital-to-assets ratio less than two percent; therefore no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.

General Terms.   COs are issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets, including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), Eleventh District Cost of Funds Index (COFI), and others. In addition, to meet the expected specific needs of certain investors in COs, both fixed-rate bonds and variable-rate bonds may also contain certain features, which may result in complex coupon-payment terms and call options. When such COs are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

These COs, beyond having fixed-rate or simple variable-rate coupon-payment terms, may also have the following broad term regarding either principal repayment or coupon-payment terms:

Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, consolidated bonds may also have the following term:

Step-Up Bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and can be called at the Bank’s option on the step-up dates.

Zero-Coupon Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal-redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.

Interest-Rate-Payment Terms.   The following table details interest-rate-payment terms for consolidated bonds at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Par amount of consolidated bonds
Fixed-rate bonds	$28,550,215	$24,699,735
Step-up bonds	434,500	—
Variable-rate bonds	—	2,000,000
Zero-coupon bonds	3,605,000	5,797,500
Total par amount	$32,589,715	$32,497,235

Redemption Terms.   The following is a summary of the Bank’s participation in consolidated bonds outstanding at December 31, 2005 and 2004, by the year of maturity (dollars in thousands):

	2005		2004
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate
2005	—	—	$8,628,085	3.38%
2006	$8,287,805	3.22%	6,074,030	3.07
2007	7,401,505	3.63	4,163,125	3.44
2008	5,523,200	4.03	3,075,640	3.80
2009	1,747,435	3.79	1,672,000	3.80
2010	1,470,770	4.40	697,340	4.28
Thereafter	8,159,000	5.59	8,187,015	6.04
Total par value	32,589,715	4.13%	32,497,235	4.08%
Bond premium	24,829		41,298
Bond discount	(2,982,008)		(4,768,800)
SFAS 133 hedging adjustments	(190,463)		(90,019)
Total	$29,442,073		$27,679,714

Consolidated bonds outstanding at December 31, 2005 and 2004, include callable bonds totaling $16.7 billion and $15.7 billion, respectively. The Bank uses fixed-rate callable debt to finance its assets. Contemporaneous with such a debt issue, the Bank may also enter into an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt effectively create floating-rate funding at rates that are more attractive than other available alternatives.

The Bank’s consolidated bonds outstanding at December 31, 2005 and 2004, include (dollars in thousands):

	2005	2004
Par amount of consolidated bonds
Noncallable or non-putable	$15,911,215	$16,779,735
Callable	16,678,500	15,717,500
Total par amount	$32,589,715	$32,497,235

The following table summarizes consolidated bonds outstanding at December 31, 2005 and 2004, by the earlier of the year of maturity or next call date (dollars in thousands):

Year of Maturity or Next Call Date	2005	2004
2005	—	$20,870,585
2006	$21,056,805	5,239,030
2007	4,576,505	2,838,125
2008	3,193,200	1,815,640
2009	952,435	942,000
2010	695,770	112,340
Thereafter	2,115,000	679,515
Total par value	$32,589,715	$32,497,235

Consolidated Discount Notes.   Consolidated discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate
December 31, 2005	$24,339,903	$24,442,173	4.10%
December 31, 2004	$20,090,681	$20,115,715	2.08%

The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the two years ended December 31, 2005.

Note 14—Capital

The Gramm-Leach-Bliley Act (GLB Act) resulted in a number of changes in the capital structure of the Bank. The final Finance Board capital rule was published on January 30, 2001, and amendments were published on October 26, 2001. The capital rule required each FHLBank to submit a capital-structure plan to the Finance Board by October 29, 2001, in accordance with the provisions of the GLB Act and final capital rule. The Finance Board approved the Bank’s final amended capital plan on August 6, 2003. The Bank converted to its new capital structure on April 19, 2004, and was in compliance with its capital plan on the conversion date. The conversion was considered a capital transaction and was accounted for at par value.

The Bank is subject to three capital requirements under the new capital-structure plan that became effective on April 19, 2004. The Bank must maintain at all times:

1.                Permanent capital in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with the Bank policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

2.                At least a four percent total capital-to-asset ratio and

3.                At least a five percent leverage ratio. A leverage ratio is defined as permanent capital weighted 1.5 times divided by total assets.

The Bank was in compliance with these capital rules and requirements, following the implementation of its new capital structure, and remained in compliance throughout December 31, 2005 and 2004, as noted in the following table (dollars in thousands).

	December 31, 2005		December 31, 2004
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$370,111	$2,674,527	$342,329	$2,239,562
Total regulatory capital	$2,308,001	$2,674,527	$2,070,204	$2,239,562
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.3%
Leverage capital	$2,885,002	$4,011,791	$2,587,755	$3,359,343
Leverage ratio	5.0%	7.0%	5.0%	6.5%

Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with these regulatory requirements.

The Bank offers only Class B stock and members are required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, and 4.5 percent of other advances and other specified assets related to activity between the Bank and the member. Members may redeem Class B stock by giving five years’ notice. The Bank, in its discretion, can repurchase stock from the member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) and the repurchase will not cause the Bank to fail to meet any of its capital requirements. The Bank may also allow the member to sell the excess capital stock at par value to another member of the Bank. During 2005 and 2004, the Bank honored all excess capital stock-repurchase requests from members after determining that the Bank would remain in compliance with its capital requirements after making such repurchases. At December 31, 2005 and 2004, members and nonmembers with capital stock outstanding held excess capital stock totaling $353.0 million and $287.1 million, representing approximately 13.9 percent and 13.4 percent of total capital stock outstanding, respectively.

The GLB Act made membership voluntary for all members. Any member that withdraws from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank’s capital plan, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. A five-year redemption-notice period can also be triggered by the involuntary termination of membership of a member by the Bank’s board of directors or by the Finance Board, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside the six New England states. At the end of the five-year redemption-notice period, if the former member’s activity-based stock-investment requirement is greater than zero, the Bank may require the associated remaining obligations to the Bank to be satisfied in full prior to allowing the member to redeem the remaining shares.

Because the Bank’s Class B shares are redeemable, the Bank can experience a reduction in its capitalization, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this potential risk, including the following:

•       First, the activity-based portion of the stock-investment requirement allows the Bank to retain stock beyond the five-year redemption-notice period if the associated member-related activity is still outstanding, until the obligations are paid in full.

•       Second, the five-year redemption notice period allows for a significant period in which the Bank can restructure its balance sheet to accommodate a reduction in capital.

•       Third, the Bank’s concentration of ownership is limited by the $25 million maximum membership stock-investment requirement.

•       Fourth, the Bank’s board of directors may modify the membership stock-investment requirement or the activity-based stock-investment requirement, or both, to address expected shortfalls in capitalization due to membership termination.

•       Fifth, the Bank’s board of directors or the Finance Board may suspend redemptions in the event that such redemptions would cause the Bank not to meet its minimum regulatory capital requirements.

The Bank’s board of directors may declare and pay dividends out of previously retained earnings and current earnings in either cash or capital stock.

The Bank adopted SFAS 150 as of January 1, 2004, based on SFAS 150’s definition of a nonpublic SEC Registrant. The Bank is a cooperative whose member financial institutions own all of the Bank’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value, the Bank does not have equity securities that trade in a public market, and the Bank is not in the process of registering equity securities with the SEC for the purpose of a sale of equity securities in a public market. Accordingly, the Bank’s stock is not publicly traded, however, the Bank does issue joint and several COs that can be traded in a public market. The public nature of the COs is the primary reason for the adoption of SFAS 150 on January 1, 2004, as a non public SEC registrant. At adoption on January 1, 2004, the Bank reclassified $8.7 million of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the statement of condition. For the year ended December 31, 2004, dividends on mandatorily redeemable capital stock in the amount of $1.3 million were recorded as interest expense.

In compliance with SFAS 150, the Bank will reclassify stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of mandatorily redeemable financial instruments. We do not take into consideration our members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

At December 31, 2005, the Bank had $8.3 million in capital stock subject to mandatory redemption from five former members, four due to mergers and acquisition and one due to withdrawal from membership. At December 31, 2004, the Bank had $57.9 million in capital stock subject to mandatory redemption from two former members due to mergers and acquisition. Payment of capital stock subject to mandatory redemption is subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. This amount has been classified as a liability as mandatorily redeemable capital stock in the statement of condition in accordance with SFAS 150. In accordance with Finance Board interpretation, mandatory redeemable capital stock that is classified as a liability for financial reporting purposes under SFAS 150 is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2005 and 2004 (dollars in thousands). Consistent with the capital plan currently in effect, the Bank is not required to redeem membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer outstanding, the Bank may repurchase, in its sole discretion, the excess activity-based stock subject to the statutory and regulatory restrictions on capital stock redemption discussed below.

	December 31,
	2005	2004
Contractual Year of Redemption
2005	$—	$—
2006	—	—
2007	—	—
2008	—	—
2009	7,898	57,882
2010	398	—
Thereafter	—	—
Total	$8,296	$57,882

The Bank’s activity for mandatorily redeemable capital stock was as follows in 2005 and 2004 (dollars in thousands).

	2005	2004
Balance at beginning of year	$57,882	$—
Capital stock subject to mandatory redemption reclassified from equity upon adoption of SFAS 150 on January 1, 2004	—	8,656
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	408	158,509
Repurchase of mandatorily redeemable capital stock	(49,994)	(109,283)
Balance at yearend	$8,296	$57,882

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank’s capital plan provides that the Bank will charge the member a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with Section 7(j) of the GLB Act.

Statutory and Regulatory Restrictions on Capital-Stock Redemption.   In accordance with the GLB Act, Bank stock is putable by the member. However, there are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, including the following.

•       The Bank may determine to suspend redemptions if it reasonably believes that such redemptions would cause the Bank to fail to meet any of its minimum capital requirements, would prevent the Bank from maintaining adequate capital against potential risks that are not adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner.

•       If, during the period between receipt of a stock-redemption notification from a member and the actual redemption (which lasts indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market-liquidation process or through negotiation with a merger partner. In either case all senior claims must first be settled at par, and there are no claims which are subordinated to the rights of FHLBank stockholders.

•       Under the GLB Act, the Bank may only redeem stock investments that exceed the members’ required minimum investment in Bank stock.

•       If the Bank is liquidated, after payment in full to the Bank’s creditors, the Bank’s stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, the Bank’s board of directors shall determine the rights and preferences of the Bank’s stockholders, subject to any terms and conditions imposed by the Finance Board.

Additionally, the Bank cannot redeem or repurchase shares of capital stock from any member of the Bank if any of the following conditions are present:

•       If, following such redemption, the Bank would fail to satisfy its minimum capital requirements (that is, a statutory capital/asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital/asset-ratio requirement established by the Finance Board). By law, all member holdings of Bank stock immediately become nonredeemable if the Bank becomes undercapitalized.

•       If either the Bank’s board of directors or the Finance Board determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

•       If the principal or interest due on any CO issued through the Office of Finance on which the Bank is the primary obligor has not been paid in full when due;

•       If the Bank fails to provide the Finance Board quarterly certification required by section 966.9(b)(1) of the Finance Board’s rules prior to declaring or paying dividends for a quarter;

•       If the Bank fails to certify in writing to the Finance Board that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations;

•       If the Bank notifies the Finance Board that it cannot provide the required certification, projects it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations; or

•       If the Bank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations.

In addition to possessing the authority to prohibit stock redemptions, the Bank’s board of directors has a right and an obligation to call for additional capital-stock purchases by the Bank’s members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than AA from a nationally recognized statistical rating organization.

Prior Capital Rules.   Prior to the Bank’s implementation of its new capital plan, the prior capital rules were in effect. In particular, the FHLBank Act required members to purchase capital stock equal to the greater of one percent of their mortgage-related assets or five percent of outstanding Bank advances. However, the GLB Act removed the provision that required a nonthrift member to purchase additional stock to borrow from the Bank if the nonthrift member’s mortgage-related assets were less than 65 percent of total assets. Under the prior capital rules, a member was required to give six months’ notice of its intent to withdraw from membership. In addition, the Bank at its discretion could repurchase at par value any capital stock greater than a member’s minimum statutory and regulatory requirements. During 2004, the Bank honored all redemption requests from members, after determining that the member would remain in compliance with the minimum statutory and regulatory requirements after making such redemptions.

Prior to the adoption of SFAS 150, all shares of capital stock outstanding under our prior capital rules were classified as equity. Following the adoption of SFAS 150 and prior to the implementation of our new capital plan in April 2004, certain shares of capital stock were reclassified from equity to a liability upon the occurrence of a triggering event. These triggering events included 1) a member submitting a request for redemption of excess capital stock, 2) a member giving notice of intent to withdraw from membership, or 3) a member attaining a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of mandatorily redeemable financial instruments. However, after the adoption of SFAS 150 and before the implementation of our new capital plan, all requests received from members for redemption of excess capital stock were honored by the Bank on the same day the request was made, and therefore reclassification to a liability was not necessary. However, upon the adoption of SFAS 150, there were outstanding membership-withdrawal requests, which resulted in the reclassification of $8.7 million from equity to a liability. Under our prior capital rules, there were no penalties for revoking a redemption request.

Related-Party Activities.   The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at December 31, 2005 and 2004 (dollars in thousands):

	December 31, 2005		December 31, 2004
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Fleet National Bank, Providence, RI	$—	—%	$234,641	10.9%
Bank of America Rhode Island, N.A., Providence, RI	375,674	14.8	—	—
Citizens Affiliates	331,393	13.1	130,686	6.1

During 2004, Bank of America Corporation acquired Fleet National Bank. At that time, Fleet National Bank became a subsidiary of Bank of America Corporation. During 2005, Bank of America Rhode Island, N.A. was established and became a member of the Bank. Bank of America Rhode Island, N.A. assumed all outstanding advances of Fleet National Bank. Bank of America Corporation is the holding company of Bank of America Rhode Island, N.A.

Note 15—Employee Retirement Plans

Employee Retirement Plans.   The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.8 million, $2.0 million, and $1.5 million in the years ended December 31, 2005, 2004, and 2003, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

Supplemental Retirement Benefits.   The Bank also maintains a nonqualified, unfunded defined-benefit plan covering certain senior officers, as defined in the plan. The accumulated benefit obligation for the supplemental retirement plan was $7.7 million and $6.5 million as of December 31, 2005 and 2004, respectively.

Postretirement Benefits.   The Bank sponsors a fully insured retirement-benefit program that includes life insurance benefits for eligible retirees. The Bank provides life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees. The accumulated postretirement benefit obligation was $318,000 and $270,000 for December 31, 2005 and 2004, respectively.

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts for the years ended December 31, 2005 and 2004 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$6,478	$5,697	$270	$234
Service cost	359	294	16	10
Interest cost	383	387	16	15
Actuarial loss	495	1,203	29	23
Benefits paid	—	(1,103)	(13)	(12)
Benefit obligation at yearend	7,715	6,478	318	270
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	1,103	13	12
Benefits paid	—	(1,103)	(13)	(12)
Fair value of plan assets at yearend	—	—	—	—
Funded status	(7,715)	(6,478)	(318)	(270)
Unrecognized net actuarial loss	2,727	2,522	76	49
Unrecognized transition obligation	39	59	—	—
Unrecognized prior service cost	(2)	27	—	—
Net amount recognized	$(4,951)	$(3,870)	$(242)	$(221)

Amounts recognized in the statement of condition for the Bank’s supplemental retirement and postretirement benefit plans for the years ended December 31, 2005 and 2004, were (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2005	2004	2005	2004
Accrued benefit cost	$(5,747)	$(4,185)	$(242)	$(221)
Accumulated other comprehensive income	757	229	—	—
Intangible asset	39	86	—	—
Net amount recognized	$(4,951)	$(3,870)	$(242)	$(221)

The increase in the minimum liability included in other comprehensive income was $528,000 and $229,000 for the years ended December 31, 2005 and 2004, respectively.

Components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the years ended December 31, 2005, 2004, and 2003 were (dollars in thousands):

	Supplemental Retirement Plan			Postretirement Benefit Plan
	2005	2004	2003	2005	2004	2003
Service cost	$359	$294	$267	$16	$10	$10
Interest cost	383	387	343	16	15	15
Amortization of unrecognized prior service cost	29	29	29	—	—	—
Amortization of unrecognized net loss	291	175	178	2	—	—
Amortization of unrecognized net obligation	20	20	20	—	—	—
Net periodic benefit cost	$1,082	$905	$837	$34	$25	$25

The measurement date used to determine current year’s benefit obligation was December 31, 2005.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans at December 31, 2005 and 2004, were:

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2005	2004	2005	2004
Benefit obligation
Discount rate	5.50%	5.75%	5.50%	5.75%
Salary increases	5.50%	5.50%	—	—
Net periodic benefit cost
Discount rate	5.75%	6.75%	5.75%	6.75%
Salary increases	5.50%	5.50%	—	—

The discount rate for the Supplemental Retirement Plan as of December 31, 2005, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest-rate yields from the Citibank Pension Liability Index as of December 31, 2005, and solving for the single discount rate that produces the same present value.

The Bank’s supplemental retirement and postretirement benefit plans are not funded; therefore, no contributions will be made in 2006.

Estimated future benefit payments for the Bank’s supplemental retirement plan, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

Years	Payments
2006	$44
2007	92
2008	150
2009	219
2010	258
2011-2015	2,130

Defined Contribution Plan.   The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan, formerly known as the Financial Institutions Thrift Plan. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contribution was $533,000, $511,000, and $454,000 in the years ended December 31, 2005, 2004, and 2003, respectively.

The Bank also maintains a nonqualified, unfunded deferred compensation plan covering certain senior officers, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank contributed $132,000, $113,000, and $108,000 in the years ended December 31, 2005, 2004, and 2003, respectively. The Bank’s obligation from this plan at December 31, 2005 and 2004, was $3.2 million and $2.7 million, respectively.

Note 16—Segment Information

The Bank analyzes the financial performance based on the net interest income of two operating segments based upon its method of internal reporting: mortgage-loan finance and all other business activity. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan-finance segment includes mortgage loans acquired through the MPF program and the related funding. Income from the mortgage-loan-finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments as of December 31, 2005, 2004, and 2003 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income Before Assessments
2005	$34,906	$218,199	$253,105	$(29,734)	$46,184	$177,187
2004	$27,854	$187,215	$215,069	$(53,430)	$39,645	$121,994
2003	$25,248	$182,380	$207,628	$(49,211)	$33,789	$124,628

The following table presents total assets by business segment as of December 31, 2005, 2004, and 2003 and average-earning assets by business segment for the years ended December 31, 2005, 2004, and 2003 (dollars in thousands):

	Total Assets by Segment			Total Average-Earning Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Mortgage Loan Finance	Other Business Activities	Total
2005	$4,910,837	$52,789,197	$57,700,034	$4,371,983	$45,236,956	$49,608,939
2004	$4,031,749	$47,723,346	$51,755,095	$4,209,448	$36,948,997	$41,158,445
2003	$4,558,658	$37,337,557	$41,896,215	$3,947,362	$39,090,936	$43,038,298

Note 17—Derivatives and Hedging Activities

The Bank may enter into interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates.

The Bank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. The Bank uses derivatives in several ways: by designating them as either a fair-value or cash-flow hedge of a financial instrument or a forecasted transaction; by acting as an intermediary; or in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting (that is, an economic hedge). For example, the Bank uses derivatives in its overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.

In addition to using derivatives for general asset-liability management, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets and liabilities and anticipated transactions, (3) to hedge the duration risk of prepayable instruments, (4) to exactly offset other derivatives executed with members (when the Bank serves as an intermediary) and (5) to reduce funding costs.

An economic hedge is defined as a derivative hedging specific or nonspecific underlying assets, liabilities, or firm commitments, or designated groups thereof that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk-management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedging transactions. An economic hedge by definition introduces the potential for earnings variability caused by the change in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments.

The Bank, consistent with Finance Board regulations, enters into derivatives only to reduce the interest-rate-risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk-management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-efficient alternative to achieve the Bank’s financial and risk-management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). As a result, the Bank recognizes only the change in fair value of these derivatives in other income as net loss on derivatives and hedging activities with no offsetting fair-value adjustments for the asset, liability, or firm commitment. In addition, the Bank requires collateral agreements on some derivatives.

For the years ended December 31, 2005, 2004, and 2003, the Bank recorded net losses on derivatives and hedging activities totaling $10.8 million, $7.1 million, and $903,000, respectively, in other income. Net losses on derivatives and hedging activities for the years ended December 31, 2005, 2004, and 2003 are as follows (dollars in thousands):

	2005	2004	2003
Net (losses) gains related to fair-value hedge ineffectiveness	$(9,544)	$(2,556)	$1,781
Net losses resulting from economic hedges not receiving hedge accounting	(1,299)	(4,498)	(2,684)
Net losses on derivatives and hedging activities	$(10,843)	$(7,054)	$(903)

There were no material amounts for the years ended December 31, 2005, 2004, and 2003 that were reclassified into earnings as a result of the discontinuance of cash-flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2005, the amount of deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is $1.9 million.

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$23,402,416	$(350,940)	$18,634,971	$(481,845)
Economic	221,500	(205)	362,500	(5,427)
Interest-rate swaptions:
Economic	525,000	71	425,000	1,454
Interest-rate caps/floors:
Fair value	317,000	4,172	—	—
Economic	446,000	1	446,000	15
Forward contracts:
Economic	5,000	(11)	—	—
Mortgage delivery commitments:
Cash flow	—	—	26,736	44
Total	24,916,916	(346,912)	19,895,207	(485,759)
Mortgage delivery commitments(1)	7,342	13	—	—
Total derivatives	$24,924,258	(346,899)	$19,895,207	(485,759)
Accrued interest		136,484		148,234
Net derivatives		$(210,415)		$(337,525)
Derivative asset		$45,447		$60,113
Derivative liability		(255,862)		(397,638)
Net derivatives		$(210,415)		$(337,525)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) with changes in their fair value recorded in other income.

The Bank formally documents all relationships between derivatives designated as hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions and its method of assessing ineffectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (1) assets and liabilities on the statement of condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical or scenario-based analyses to assess the effectiveness of its hedges. For hedges that are deemed highly effective that meet the hedge-accounting requirements of SFAS 133, the Bank applies hedge accounting. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.

The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

Consolidated Obligations.   While COs are the joint and several obligations of the FHLBanks, each FHLBank has COs for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances.

In a typical transaction, fixed-rate COs are issued, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed-interest cash flows to the Bank designed to mirror in timing and amount the interest cash outflows the Bank pays on the CO. These transactions are treated as fair-value hedges under SFAS 133. At the same time, the Bank may pay a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets. This intermediation between the capital and derivatives markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

In a typical cash flow or economic hedge of anticipated CO issuance, the Bank enters into a hedge upon the execution of an asset transaction that is expected to be funded by a CO with similar interest-rate risk. The hedge transaction is monitored until the anticipated COs are issued, at which time the hedge is terminated at its fair value. If the hedge is designated as a cash-flow hedge and is highly effective, the gain or loss is recorded as a basis adjustment to the hedged CO. If the hedge is designated as an economic hedge or if the hedge is less than highly effective, the fair value of the hedge at termination is recorded in current net income.

Advances.   The Bank may use interest-rate swaps to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. Typically, the Bank hedges fixed-rate advances with interest-rate swaps where the Bank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the advance to a floating-rate advance. Alternatively, the advance might have a floating-rate coupon based on an interest-rate index other than the LIBOR, in which case, the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon.

With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance and extend additional credit on new terms. The Bank may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where the Bank pays a fixed coupon and receives a variable coupon. This type of hedge is treated as a fair-

value hedge under SFAS 133. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, the Bank could, at its option, require immediate repayment of the advance.

The member’s ability to prepay can create interest-rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a member’s decision to prepay an advance. When the Bank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances such advances with callable debt or otherwise hedges this option.

Mortgage Loans.   The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated prepayment behavior. The Bank addresses a portion of the interest-rate risk inherent in mortgage loans by duration-matching mortgage loans and the funding liabilities. As interest rates change, the portfolio is rebalanced to maintain the targeted duration level. The Bank may also manage against prepayment, or convexity, risk by funding some mortgage loans with COs that have redemption features. In addition, the Bank may use derivatives to manage the prepayment and duration variability of mortgage loans. Net income could be reduced if the Bank replaces mortgage loans with lower-yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

Swaptions, which are options to enter into specified interest-rate swaps at a future date, may also be used to hedge prepayment risk on the mortgage loans, many of which are not designated to specific mortgage loans and, therefore, do not receive fair-value or cash-flow hedge-accounting treatment. The options are marked to market through current earnings and presented on the statement of income as net loss on derivatives and hedging activities. The Bank may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked to market through earnings.

Firm Commitment Strategies.   Prior to July 1, 2003, the Bank hedged the market value of certain fixed-rate mortgage-purchase commitments by using derivatives with similar market-value characteristics. Typically, the Bank hedged these commitments by selling MBS to be announced (TBA) or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date. Upon the expiration of the mortgage-purchase commitment, the Bank purchases the TBA to close the hedged position. When the derivative settled, the current market value of the commitments was included with the basis of the mortgage loans and amortized accordingly. This transaction was treated as a fair-value hedge. Mortgage-purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank continues to hedge the market value of mortgage-purchase commitments by selling TBA; however, these hedges do not qualify for hedge accounting treatment under SFAS 133. Accordingly, both the mortgage-purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in the current-period earnings. When the mortgage-purchase-commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

Commitments to originate advances are not derivatives under SFAS 149. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.

Investments.   The Bank invests in U.S. agency obligations, MBS, asset-backed securities, and the taxable portion of state or local housing-finance-agency obligations. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. Finance Board regulations prohibit investments in securities issued by foreign entities (other than U.S. branches of commercial banks) or securities denominated in currencies other than U.S. dollars. Moreover, the Finance Board’s regulations and the Bank’s policies limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. The Bank may manage against prepayment and duration risk by funding investment securities with COs that have call features, by hedging the prepayment risk with caps or floors, callable swaps or swaptions. These securities may be classified as held-to-maturity, available-for-sale, or trading securities.

For long-term securities that are classified as held-to-maturity, the Bank manages its interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, the Bank typically funds floating-rate MBS whose coupons reset monthly with short-term discount notes or with other bonds with fixed coupons that have been converted to a floating coupon with an interest-rate swap, while it might use long-term bonds to fund fixed-rate commercial MBS.

For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in fair value related to the risk being hedged in other income as net loss on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in value is recorded in other comprehensive income as net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, the Bank records the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as net unrealized gain relating to hedging activities. The ineffective portion is recorded in other income in the statement of income and presented as net loss on derivatives and hedging activities.

The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. These derivatives are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of both the trading securities and the associated derivatives are included in other income in the statements of income and presented as net loss on derivatives and hedging activities.

Anticipated Debt Issuance.   The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate bonds to lock in a spread between the earning asset and the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate bond, with the realized gain or loss reported on the interest-rate swap recorded in accumulated other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate bonds.

Intermediation.   To assist its members in meeting their hedging needs, the Bank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge-accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as net loss on derivatives and hedging activities.

The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Credit Risk.   The Bank is subject to credit risk on its hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The degree of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through its ongoing monitoring of counterparty credit worthiness and adherence to the requirements set forth in Bank policy and Finance Board regulations. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with the Bank. These agreements generally contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, investment-grade securities or cash. The level of these collateral threshold amounts varies according to the counterparty’s Standard & Poor’s Rating Service (S&P) or Moody’s Investor Service (Moody’s) ratings. Credit exposures are then measured at least weekly and, in most cases daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. These master-netting agreements also generally contain bilateral ratings-tied termination events permitting the Bank to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody’s or S&P. Based on credit analyses and collateral requirements, Bank management does not anticipate any credit losses on its derivative agreements.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit-risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults, and the related collateral, if any is of no value to the Bank.

At December 31, 2005 and 2004, the Bank’s maximum credit risk, as defined above, was approximately $45.4 million and $60.1 million, respectively. These totals include $106.2 million and $102.1 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $45.9 million and $63.9 million as collateral as of December 31, 2005 and 2004, respectively. This collateral has not been sold or repledged. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank generally executes derivatives with counterparties rated A or better by either S&P or Moody’s. Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 19 discusses assets pledged by the Bank to these counterparties.

The Bank has not issued COs denominated in currencies other than U.S. dollars.

Note 18—Estimated Fair Values

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2005 and 2004. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Cash and Due from Banks.   The estimated fair value approximates the recorded book balance.

Interest-Bearing Deposits and Investment Securities.   The estimated fair value is based on average quoted prices from two or more investment securities dealers, where available, or determined by calculating the present value of the estimated future cash flows. The market-environment assumptions used in these calculations are those used by the market in determining fair values of investments with similar terms.

Securities Purchased under Agreements to Resell.   The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations approximate rates for securities with similar terms.

Federal Funds Sold.   The estimated fair value is determined by calculating the present value of the future cash flows. The discount rates used in these calculations approximate rates for federal funds with similar terms.

Advances.   The Bank determines the estimated fair value of advances with fixed rates and advances with complex floating rates by calculating the present value of expected cash flows from the advances and excluding the amount for accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances and loans with similar terms. Under the Finance Board’s advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

Mortgage Loans.   The estimated fair values of mortgage loans are calculated using market-environment and prepayment-behavior assumptions that are calibrated to quoted market prices and prepayment speeds of similar mortgage loans. These prices, however, are highly dependent upon the underlying prepayment assumptions, and changes in the prepayment rates used could have an effect on the estimated fair values.

Accrued Interest Receivable and Payable.   The estimated fair value approximates the recorded book value.

Derivative Assets and Liabilities.   The Bank bases the estimated fair values of derivatives with similar terms on available market prices, including accrued interest receivable and payable. However, active markets may not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash-flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair-value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive they are classified as an asset, and if negative, they are classified as a liability.

Deposits.   The Bank determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations.   The Bank estimates fair value based on the present value of each obligation discounted at the estimated cost of raising comparable term debt as indicated by the Office of Finance.

Mandatorily Redeemable Capital Stock.   The fair value of capital subject to mandatory redemption is generally at par value. Capital stock can only be acquired by the Bank’s members at par value and redeemed at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

Commitments.   The estimated fair value of the Bank’s standby bond-purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of the Bank’s standby letters of credit was immaterial at December 31, 2005 and 2004.

Commitments to Extend Credit for Mortgage Loans.   In accordance with SFAS 149, mortgage-loan-purchase commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2005, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$9,683	$—	$9,683
Interest-bearing deposits in banks	2,130,050	(170)	2,129,880
Federal funds sold	4,775,000	(164)	4,774,836
Trading securities	216,578	—	216,578
Available-for-sale securities	1,016,488	—	1,016,488
Held-to-maturity securities	6,328,672	21,602	6,350,274
Advances	38,067,896	(81,350)	37,986,546
Mortgage loans, net	4,886,494	(96,463)	4,790,031
Accrued interest receivable	190,056	—	190,056
Derivative assets	45,447	—	45,447
Liabilities:
Deposits	(602,091)	828	(601,263)
Consolidated obligations:
Bonds	(29,442,073)	191,662	(29,250,411)
Discount notes	(24,339,903)	2,797	(24,337,106)
Mandatorily redeemable capital stock	(8,296)	—	(8,296)
Accrued interest payable	(276,427)	—	(276,427)
Derivative liabilities	(255,862)	—	(255,862)
Other:
Commitments to extend credit for advances	—	(2,802)	(2,802)
Standby bond-purchase agreements	—	937	937

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2004, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$11,891	$—	$11,891
Interest-bearing deposits in banks	2,655,050	(331)	2,654,719
Securities purchased under agreements to resell	1,500,000	(20)	1,499,980
Federal funds sold	5,586,800	(201)	5,586,599
Trading securities	295,407	—	295,407
Available-for-sale securities	1,005,495	—	1,005,495
Held-to-maturity securities	6,253,356	98,712	6,352,068
Advances	30,208,753	3,452	30,212,205
Mortgage loans, net	4,011,981	6,496	4,018,477
Accrued interest receivable	140,661	—	140,661
Derivative assets	60,113	—	60,113
Liabilities:
Deposits	(890,869)	1,276	(889,593)
Consolidated obligations:
Bonds	(27,679,714)	(106,639)	(27,786,353)
Discount notes	(20,090,681)	1,895	(20,088,786)
Mandatorily redeemable capital stock	(57,882)	—	(57,882)
Accrued interest payable	(223,276)	—	(223,276)
Derivative liabilities	(397,638)	—	(397,638)
Other:
Commitments to extend credit for advances	—	(830)	(830)
Standby bond-purchase agreements	—	1,274	1,274

Note 19—Commitments and Contingencies

As described in Note 13, the 12 FHLBanks have joint and several liability for all the COs issued on their behalves. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the COs, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s COs, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at December 31, 2005 and 2004. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable were approximately $880.4 billion and $816.6 billion at December 31, 2005 and 2004, respectively.

Commitments to Extend Credit.   Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $71.2 million and $52.2 million at December 31, 2005 and 2004, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $117.6 million and $118.9 million at December 31, 2005 and 2004, respectively and had original terms of one to 20 years with a final expiration in 2024. Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $37,000 and $77,000 at December 31, 2005 and 2004, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 8 for additional information. The estimated fair value of commitments as of December 31, 2005 and 2004, is reported in Note 18.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both December 31, 2005 and 2004. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans.   Commitments that obligate the Bank to purchase mortgage loans totaled $7.3 million and $26.7 million at December 31, 2005 and 2004, respectively. Commitments are generally for periods not to exceed 45 business days. In accordance with SFAS 149, such commitments entered into after June 30, 2003, have been recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements.   The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2010. Total commitments for bond purchases were $554 0 million and $622.3 million at December 31, 2005 and 2004, respectively. The Bank had agreements with three state housing authorities at December 31, 2005 and 2004. During 2005 and 2004, the Bank was not required to purchase any bonds under these agreements. The estimated fair value of standby bond-purchase agreements as of December 31, 2005 and 2004, is reported in Note 18.

Counterparty Credit Exposure.   The Bank generally executes derivatives with counterparties rated A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of December 31, 2005 and 2004, the Bank had pledged as collateral securities with a carrying value of $121.1 million and $173.3 million, respectively, to counterparties that have credit-risk exposure to the Bank-related to derivatives. Of the amounts pledged as collateral at December 31, 2005 and 2004, $121.1 million and $173.3 million, respectively, were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Forward-Settling Derivative Contracts.   As of December 31, 2005,  the Bank had entered into derivatives with notional amounts totaling $550.0 million with settlement dates in 2006. As of December 31, 2004, the Bank had entered into derivatives with notional amounts totaling $477.0 million with settlement dates in 2005 and 2006.

Unsettled Consolidated Obligations.   The Bank entered into $62.0 million and $65.5 million par value of CO bonds that had traded but not settled as of December 31, 2005 and 2004, respectively. There were no unsettled CO discount notes at either December 31, 2005 or 2004.

Lease Commitments.   The Bank charged to operating expense net rental costs of approximately $3.7 million, $3.6 million, and $3.7 million, during the years ending December 31, 2005, 2004, and 2003, respectively. Future minimum rentals at December 31, 2005, were as follows (dollars in thousands):

Year	Premises	Equipment	Total
2006	$3,371	$4	$3,375
2007	3,679	—	3,679
2008	3,500	—	3,500
2009	3,464	—	3,464
2010	3,464	—	3,464
Thereafter	6,928	—	6,928
Total	$24,406	$4	$24,410

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

Legal Proceedings.   The Bank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Other commitments and contingencies are discussed in Notes 8, 9, 10, 13, 14, 15, and 17.

Note 20—Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties.   The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investment in the Bank. In addition, certain former members, and non-members that still have outstanding transactions with the Bank are also required to maintain their investment in the Bank’s capital stock until the transactions mature or are paid off. All advances are issued to members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between the Bank and the member institution. All transactions with members are entered into in the normal course of business. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members. The Bank defines related parties as 1) those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding and 2) other FHLBanks. As discussed in Note 14, Bank of America Rhode Island, N.A. and Citizens Affiliates held more than 10 percent of the Bank’s total capital stock outstanding as of December 31, 2005. As of December 31, 2004, Fleet National Bank, a subsidiary of Bank of America Corporation, held more than 10 percent of total capital stock outstanding. The Bank’s advances and capital stock activity with Bank of America Rhode Island, N.A., Fleet National Bank and Citizens Affiliates are discussed in Notes 8 and 14.

In the normal course of business, the Bank invested in overnight federal funds sold with Fleet National Bank during the years ended December 31, 2003. There were no federal funds sold transacted with Fleet National Bank during 2005 and 2004. All federal funds sold transactions were transacted through third-party brokers at current market rates.

Transactions with Other FHLBanks.   The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations.   The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $15.0 million and $15.7 million at December 31, 2005 and 2004, respectively (see Note 6). The Bank recorded interest income of $822,000, $932,000, and $907,000 from these investment securities for the years ended December 31, 2005, 2004, and 2003 respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Overnight Funds.   The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks is included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any loans to other FHLBanks outstanding at December 31, 2005 and 2004. Interest income from loans to other FHLBanks during the years ended December 31, 2005, 2004, and 2003 are shown in the following table, by FHLBank (dollars in thousands):

	2005	2004	2003
Interest Income from Other FHLBanks
FHLBank of Atlanta	$—	$—	$3
FHLBank of Cincinnati	—	7	2
FHLBank of Pittsburgh	3	10	85
FHLBank of Seattle	—	—	4
FHLBank of Topeka	—	—	4
Total	$3	$17	$98

The Bank did not have any borrowings from other FHLBanks outstanding at December 31, 2005 and 2004. Interest expense from borrowings from other FHLBanks for the years ended December 31, 2005, 2004, and 2003 are shown in the following table, by FHLBank (dollars in thousands):

	2005	2004	2003
Interest Expense from Other FHLBanks
FHLBank of Atlanta	$1	$13	$19
FHLBank of Chicago	—	1	7
FHLBank of Cincinnati	196	8	4
FHLBank of Dallas	—	—	—
FHLBank of Des Moines	—	—	10
FHLBank of Indianapolis	3	2	1
FHLBank of New York	—	4	3
FHLBank of Pittsburgh	2	1	41
FHLBank of San Francisco	82	20	12
FHLBank of Seattle	—	6	4
FHLBank of Topeka	12	6	8
Total	$296	$61	$109

Advances.   From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. Upon such an event, the two FHLBanks may agree to transfer the advances of the acquired member to the FHLBank of the surviving member. FHLBanks may also agree to the purchase and sale of any attendant hedges.

There were no transfers of advances between the Bank and other FHLBanks during the year ended December 31, 2005.

In the first quarter of 2004, the Bank engaged in two such transactions with the FHLBank of Pittsburgh:

•       The Bank sold advances with a par value and fair value of $195.5 million and $207.0 million, respectively, and assigned $120.0 million notional in associated derivative hedges with a fair value of ($10.2) million; and

•       The Bank purchased advances with a par value and fair value of $195.5 million and $205.3 million, respectively, and assumed $87.0 million notional in associated derivative hedges with a fair value of ($6.0) million.

MPF Mortgage Loans.   In the ordinary course of business, the Bank sells to the FHLBank of Chicago participations in mortgage assets that the Bank purchases from its members. During the years ended December 31, 2005, 2004, and 2003, the Bank sold to the FHLBank of Chicago approximately $1.7 billion, $3.6 billion, and $6.7 billion, respectively, in such mortgage-loan participations.

Beginning in 2004, the Bank began paying a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004 and which remain outstanding on the Bank’s statement of condition. The Bank recorded $563,000 and $78,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the years ended December 31, 2005 and 2004, which has been recorded in the statements of income as other expense.

Consolidated Obligations.   From time to time, other FHLBanks may transfer to the Bank COs in which the other FHLBank was the primary obligor and upon transfer we became the primary obligor. There were no transfers of COs between the Bank and other FHLBanks during the year ended December 31, 2005. During the years ended December 31, 2004 and 2003, the Bank assumed COs with a par amount of approximately $351.0 million and $567.5 million, respectively, with a fair value of approximately $345.9 million and $560.7 million, respectively, which had previously been the obligation of the FHLBank of Chicago.

Note 21—Subsequent Event

The board of directors approved payment of a cash dividend for the first quarter of 2006 at an annualized rate of 5.25 percent. The Bank expects to pay this dividend on or about April 4, 2006.