Form 10-Q
period 2006-03-31
Federal Home Loan Bank of Boston
filed 2006-05-12
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON

(Exact name of registrant as specified in its charter)

Federally chartered corporation	04-6002575
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
111 Huntington Avenue Boston, MA	02199
(Address of principal executive offices)	(Zip code)

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

☒ Yes               ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes               ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2006
Class B Stock, par value $100	27,039,490

Federal Home Loan Bank of Boston
Form 10-Q
Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Statements of Condition	1
	Statements of Income	2
	Statements of Capital	3
	Statements of Cash Flows	4
	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Financial Highlights	18
	Quarterly Overview	20
	Results of Operations	20
	Financial Condition	26
	Liquidity and Capital Resources	35
	Critical Accounting Policies and Estimates	38
	Recent Accounting Developments	38
	Recent Legislative and Regulatory Developments	38
	Recent Regulatory Actions and Credit Rating Agency Actions	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Submission of Matters to a Vote of Security Holders	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

Signature		53

i

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$11,359	$9,683
Interest-bearing deposits in banks	1,695,050	2,130,050
Securities purchased under agreements to resell	250,000	—
Federal funds sold	6,102,000	4,775,000
Investments:
Trading securities — includes $0 and $193 pledged as collateral at March 31, 2006, and December 31, 2005, that may be repledged.	205,298	216,578
Available-for-sale securities — includes $59,261 and $109,455 pledged as collateral at March 31, 2006, and December 31, 2005, that may be repledged.	974,504	1,016,488
Held-to-maturity securities — includes $0 and $11,429 pledged as collateral at March 31, 2006, and December 31, 2005, that may be repledged (1).	6,434,617	6,328,672
Advances	40,618,762	38,067,896
Mortgage loans held for portfolio, net of allowance for credit losses of $1,788 and $1,843 at March 31, 2006, and December 31, 2005	4,836,575	4,886,494
Accrued interest receivable	208,753	190,056
Premises and equipment, net	5,814	6,103
Derivative assets	36,121	45,447
Other assets	26,381	27,567

Total Assets	$61,405,234	$57,700,034

LIABILITIES
Deposits:
Interest-bearing	$679,425	$597,829
Non-interest-bearing	5,157	4,262
Total deposits	684,582	602,091

Consolidated obligations, net:
Bonds	29,311,231	29,442,073
Discount notes	27,911,270	24,339,903
Total consolidated obligations, net	57,222,501	53,781,976

Mandatorily redeemable capital stock	15,224	8,296
Accrued interest payable	273,950	276,427
Affordable Housing Program (AHP)	39,002	35,957
Payable to Resolution Funding Corporation (REFCorp)	10,367	13,366
Dividends payable	34,181	30,209
Derivative liabilities	175,474	255,862
Other liabilities	80,268	18,101
Total liabilities	58,535,549	55,022,285

Commitments and contingencies (Note 15)

CAPITAL
Capital stock — Class B — putable ($100 par value), 27,090 shares and 25,311 shares issued and outstanding at March 31, 2006 and December 31, 2005	2,709,033	2,531,145
Retained earnings	146,502	135,086
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	11,618	8,504
Net unrealized gain relating to hedging activities	3,289	3,771
Minimum pension liability	(757)	(757)

Total capital	2,869,685	2,677,749

Total Liabilities and Capital	$61,405,234	$57,700,034

(1)             Fair values of held-to-maturity securities were $6,434,920 and $6,350,274 at March 31, 2006, and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Advances	$457,175	$217,167
Prepayment fees on advances, net	(279)	4,569
Interest-bearing deposits in banks	19,952	17,610
Securities purchased under agreements to resell	6,719	3,746
Federal funds sold	42,817	29,180
Investments:
Trading securities	2,999	3,661
Available-for-sale securities	10,019	5,628
Held-to-maturity securities	78,079	61,846
Prepayment fees on investments	1,759	3,600
Mortgage loans held for portfolio	60,627	48,948
Total interest income	679,867	395,955

INTEREST EXPENSE
Consolidated obligations:
Bonds	308,513	230,751
Discount notes	292,086	106,086
Deposits	4,787	3,536
Mandatorily redeemable capital stock	122	571
Other borrowings	172	71
Total interest expense	605,680	341,015

NET INTEREST INCOME	74,187	54,940
(Reduction of) provision for credit losses on mortgage loans	(55)	72

NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS	74,242	54,868

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(215)	(8,025)
Service fees	533	562
Net realized and unrealized loss on trading securities	(1,593)	(3,889)
Net gain on derivatives and hedging activities	913	4,365
Other	(30)	2
Total other loss	(392)	(6,985)

OTHER EXPENSE
Operating	10,643	10,531
Finance Board and Office of Finance	902	877
Other	274	72
Total other expense	11,819	11,480

INCOME BEFORE ASSESSMENTS	62,031	36,403

AHP	5,076	3,611
REFCorp	11,391	7,982
Total assessments	16,467	11,593

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	45,564	24,810
Cumulative effect of change in accounting principle	—	7,118
NET INCOME	$45,564	$31,928

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B — Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2004	20,858	$2,085,814	$95,866	$(2,716)	$2,178,964
Proceeds from sale of capital stock	1,978	197,765			197,765
Repurchase/redemption of capital stock	(910)	(91,000)			(91,000)
Reclassifications of shares to mandatorily redeemable capital stock	—	(10)			(10)
Comprehensive income:
Net income			31,928		31,928
Other comprehensive income:
Net unrealized gains on available-for-sale securities				10,291	10,291
Net unrealized losses relating to hedging activities				(214)	(214)
Less: reclassification adjustment for previously deferred hedging gains and losses included in income				(549)	(549)
Total comprehensive income					41,456
Cash dividends on capital stock (4.00%) (1)			(21,062)		(21,062)
BALANCE, MARCH 31, 2005	21,926	$2,192,569	$106,732	$6,812	$2,306,113

BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749

Proceeds from sale of capital stock	1,890	188,989			188,989
Repurchase/redemption of capital stock	(42)	(4,173)			(4,173)
Reclassifications of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			45,564		45,564
Other comprehensive income:
Net unrealized gains on available-for-sale securities				3,114	3,114
Reclassification adjustment for previously deferred hedging gains and losses included in income				(482)	(482)
Total comprehensive income					48,196
Cash dividends on capital stock (5.25%) (1)			(34,148)		(34,148)
BALANCE, MARCH 31, 2006	27,090	$2,709,033	$146,502	$14,150	$2,869,685

(1)             Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$45,564	$31,928
Cumulative effect of change in accounting principle	—	(7,118)
Income before cumulative effect of change in accounting principle	45,564	24,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and derivatives	56,384	(44,384)
Net premiums and discounts on mortgage loans	2,301	3,487
Concessions on consolidated obligations	1,602	1,921
Premises and equipment	441	304
Other	624	1,987
(Reduction of) provision for credit losses on mortgage loans	(55)	72
Net gain due to change in net fair-value adjustments on derivatives and hedging activities	(2,573)	(13,272)
Loss on early extinguishment of debt	215	8,025
Net change in:
Trading securities	11,280	20,516
Accrued interest receivable	(18,697)	(6,272)
Other assets	839	(941)
Derivative assets and liabilities — accrued interest	(24,364)	28,033
Accrued interest payable	(2,477)	22,385
AHP liability and discount on AHP and other housing-program advances	2,782	221
Payable to REFCorp	(2,999)	2,578
Other liabilities	(1,861)	(492)
Total adjustments	23,442	24,168
Net cash provided by operating activities	69,006	48,978

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits in banks	435,000	155,000
Securities purchased under agreements to resell	(250,000)	1,500,000
Federal funds sold	(1,327,000)	1,089,800
Premises and equipment	(152)	(118)
Held-to-maturity securities:
Proceeds from maturities	556,092	489,997
Purchases	(598,845)	(582,686)
Advances to members:
Principal collected	220,475,079	234,474,002
Disbursed	(223,099,201)	(235,373,670)
Mortgage loans held for portfolio:
Principal collected	155,599	194,149
Purchased	(108,199)	(337,782)
Net cash (used in) provided by investing activities	(3,761,627)	1,608,692

FINANCING ACTIVITIES
Net change in deposits	83,276	(130,076)
Net proceeds from issuance of consolidated obligations:
Discount notes	196,755,024	202,098,275
Bonds	1,401,848	4,074,904
Bonds transferred from other Federal Home Loan Banks (FHLBanks)	19,872	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(193,228,715)	(204,302,202)
Bonds	(1,491,648)	(3,489,080)
Proceeds from issuance of capital stock	188,989	197,765
Payments for repurchase/redemption of capital stock	(4,173)	(91,000)
Cash dividends paid	(30,176)	(16,801)
Net cash provided by (used in) financing activities	3,694,297	(1,658,215)
Net increase (decrease) in cash and cash equivalents	1,676	(545)
Cash and cash equivalents at beginning of the period	9,683	11,891
Cash and cash equivalents at end of the period	$11,359	$11,346

Supplemental disclosure:
Interest paid	$562,621	$318,412
AHP payments	$2,208	$3,208
REFCorp payments	$14,390	$5,404

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston’s (the Bank) audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K as of December 31, 2005.

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Note 2 — Trading Securities

Major Security Types. Trading securities as of March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Mortgage-backed securities (MBS)
U.S. government guaranteed	$51,765	$55,026
Government-sponsored enterprises	80,530	85,776
Other	73,003	75,776

Total	$205,298	$216,578

Net losses on trading securities for the three months ended March 31, 2006 and 2005, include a change in net unrealized holding losses of $1.6 million and $3.9 million, respectively.

Note 3 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2006, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
International agency obligations	$351,816	$27,411	$—	$379,227
U.S. government corporations	213,758	3,744	—	217,502
Government-sponsored enterprises	184,609	6,137	(848)	189,898
Other FHLBanks’ bonds	14,771	93	—	14,864

	764,954	37,385	(848)	801,491
Mortgage-backed securities
Government-sponsored enterprises	173,383	457	(827)	173,013

Total	$938,337	$37,842	$(1,675)	$974,504

Available-for-sale securities as of December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
International agency obligations	$351,955	$45,952	$—	$397,907
U.S. government corporations	213,812	16,763	—	230,575
Government-sponsored enterprises	184,694	12,033	(423)	196,304
Other FHLBanks’ bonds	14,800	209	—	15,009
	765,261	74,957	(423)	839,795
Mortgage-backed securities
Government-sponsored enterprises	173,554	3,139	—	176,693
Total	$938,815	$78,096	$(423)	$1,016,488

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities, as of March 31, 2006, and December 31, 2005, by contractual maturity, are shown below (dollars in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$6,724	$6,742	$—	$—
Due after one year through five years	89,361	88,959	96,173	96,647
Due after five years through 10 years	14,529	14,283	14,546	14,435
Due after 10 years	654,340	691,507	654,542	728,713
	764,954	801,491	765,261	839,795
Mortgage-backed securities	173,383	173,013	173,554	176,693
Total	$938,337	$974,504	$938,815	$1,016,488

The amortized cost of the Bank’s MBS classified as available-for-sale includes net premiums of $4.2 million and $4.3 million at March 31, 2006, and December 31, 2005, respectively.

Note 4 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of March 31, 2006, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. agency obligations	$74,134	$1,562	$—	$75,696
State or local housing-agency obligations	335,900	8,471	(78)	344,293
	410,034	10,033	(78)	419,989
Mortgage-backed securities
U.S. government guaranteed	18,670	525	—	19,195
Government-sponsored enterprises	1,162,324	9,315	(13,827)	1,157,812
Other	4,843,589	10,680	(16,345)	4,837,924
	6,024,583	20,520	(30,172)	6,014,931
Total	$6,434,617	$30,553	$(30,250)	$6,434,920

Held-to-maturity securities as of December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. agency obligations	$76,457	$2,381	$—	$78,838
State or local housing-agency obligations	344,372	9,994	—	354,366
	420,829	12,375	—	433,204
Mortgage-backed securities
U.S. government guaranteed	19,968	684	—	20,652
Government-sponsored enterprises	1,188,410	16,832	(7,242)	1,198,000
Other	4,699,465	14,454	(15,501)	4,698,418
	5,907,843	31,970	(22,743)	5,917,070
Total	$6,328,672	$44,345	$(22,743)	$6,350,274

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the carrying amount of any of the securities.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities as of March 31, 2006, and December 31, 2005, by contractual maturity, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$30	$30	$115	$116
Due after one year through five years	5,653	5,905	6,078	6,427
Due after five years through 10 years	8,298	8,762	8,615	9,205
Due after 10 years	396,053	405,292	406,021	417,456
	410,034	419,989	420,829	433,204
Mortgage-backed securities	6,024,583	6,014,931	5,907,843	5,917,070
Total	$6,434,617	$6,434,920	$6,328,672	$6,350,274

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net premiums of $1.9 million and $3.5 million at March 31, 2006, and December 31, 2005, respectively.

Note 5 — Advances

Redemption Terms. At March 31, 2006, and December 31, 2005, the Bank had advances outstanding, including AHP advances, at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Overdrawn demand-deposit accounts	$17,138	5.16%	$43,253	4.72%
Due in one year or less	25,563,612	4.57	21,680,839	4.19
Due after one year through two years	4,373,020	4.40	4,957,818	4.18
Due after two years through three years	2,794,618	4.33	2,945,061	4.20
Due after three years through four years	1,884,200	4.69	1,976,556	4.31
Due after four years through five years	3,147,172	4.81	2,622,202	4.87
Thereafter	2,893,378	4.53	3,822,873	4.54
Total par value	40,673,138	4.55%	38,048,602	4.28%
Premium on advances	6,290		7,384
Discount on advances	(12,081)		(12,400)
SFAS 133 hedging adjustments	(48,585)		24,310
Total	$40,618,762		$38,067,896

At March 31, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million. The following table summarizes advances at March 31, 2006, and December 31, 2005, by year of maturity or next call date for callable advances (dollars in thousands):

	March 31, 2006	December 31, 2005
Overdrawn demand-deposit accounts	$17,138	$43,253
Due in one year or less	25,563,612	21,680,839
Due after one year through two years	4,403,020	4,987,818
Due after two years through three years	2,794,618	2,945,061
Due after three years through four years	1,884,200	1,976,556
Due after four years through five years	3,147,172	2,622,202
Thereafter	2,863,378	3,792,873
Total par value	$40,673,138	$38,048,602

At March 31, 2006, and December 31, 2005, the Bank had putable advances outstanding totaling $5.5 billion and $5.6 billion, respectively. The following table summarizes advances outstanding at March 31, 2006, and December 31, 2005, by year of maturity or next put date for putable advances (dollars in thousands):

	March 31, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$17,138	$43,253
Due in one year or less	30,104,162	26,476,889
Due after one year through two years	4,306,170	4,851,518
Due after two years through three years	2,491,068	2,625,061
Due after three years through four years	1,044,400	1,312,106
Due after four years through five years	1,016,722	1,148,952
Thereafter	1,693,478	1,590,823
Total par value	$40,673,138	$38,048,602

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities, residential mortgage loans, cash or deposits and member capital stock in the Bank, and other eligible real-estate-related assets as collateral on such advances. However, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions dealing with loans to small business or agriculture. At March 31, 2006, and December 31, 2005, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Par amount of advances:
Fixed-rate	$38,055,026	$34,617,706
Variable-rate	2,618,112	3,430,896
Total	$40,673,138	$38,048,602

Variable-rate advances noted in the above table include advances outstanding at March 31, 2006, and December 31, 2005, totaling $317.0 million, which contain embedded interest-rate caps and floors.

Note 6 — Affordable Housing Program

The Bank charges the amount set aside for the AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. An analysis of the AHP liability for the three months ended March 31, 2006, and the year ended December 31, 2005, follows (dollars in thousands):

Roll-forward of the AHP Liability	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$35,957	$33,199
AHP expense for the period	5,076	15,230
AHP direct grant disbursements	(2,208)	(9,584)
AHP subsidy for below-market-rate advance disbursements	—	(3,070)
Return of previously disbursed grants and subsidies	177	182
Balance at end of period	$39,002	$35,957

Note 7 — Mortgage Loans Held for Portfolio

The Bank’s Mortgage Partnership Finance® (MPF®) program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held-for-investment. Under the MPF program, the Bank’s members originate, service, and credit-enhance home-mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,464,977	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	3,338,933	3,370,391
Premiums	49,013	51,501
Discounts	(13,429)	(13,051)
Deferred derivative losses and gains, net	(1,131)	(1,059)
Total mortgage loans held for portfolio	4,838,363	4,888,337

Less: allowance for credit losses	(1,788)	(1,843)
Total mortgage loans, net of allowance for credit losses	$4,836,575	$4,886,494

The par value of mortgage loans held for portfolio at March 31, 2006, and December 31, 2005, was comprised of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Conventional loans	$4,206,163	$4,222,303
Government-insured loans	597,747	628,643
Total par value	$4,803,910	$4,850,946

An analysis of the allowance for credit losses for the three months ended March 31, 2006 and 2005, follows (dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005

Balance at beginning of period	$1,843	$1,379
(Reduction of) provision for credit losses	(55)	72
Balance at end of period	$1,788	$1,451

“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At March 31, 2006, and December 31, 2005, the Bank had no recorded investments in impaired mortgage loans.

Mortgage loans on nonaccrual status at March 31, 2006, and December 31, 2005, totaled $6.2 million and $6.4 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. Real estate owned (REO) at March 31, 2006, and December 31, 2005, totaled $351,000 and $479,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the three months ended March 31, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $320,000 and $335,000, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $7,000 on the sale of REO assets during the three months ended March 31, 2006. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank recorded expenses associated with maintaining these properties totaling $3,000 and $7,000 during the three months ended March 31, 2006 and 2005, respectively. These expenses are recorded in other expense.

Note 8 — Deposits

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

The following table details interest-bearing and non-interest-bearing deposits as of March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Interest-bearing:
Demand and overnight	$654,388	$570,611
Term	22,821	24,524
Other	2,216	2,694
Non-interest-bearing:
Other	5,157	4,262
Total deposits	$684,582	$602,091

Note 9 — Consolidated Obligations

Consolidated  obligations (COs) are the joint and several obligations of the 12 FHLBanks and consist of consolidated bonds and discount notes (DNs). The FHLBanks issue COs through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs and is the primary obligor for its specific portion of COs issued. COs are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated DNs are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at March 31, 2006, and December 31, 2005, by the year of maturity (dollars in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due in one year or less	$9,882,030	3.32%	$8,287,805	3.22%
Due after one year through two years	6,689,280	3.86	7,401,505	3.63
Due after two years through three years	4,556,150	4.06	5,523,200	4.03
Due after three years through four years	1,468,435	3.82	1,747,435	3.79
Due after four years through five years	1,706,770	4.52	1,470,770	4.40
Thereafter	8,221,000	5.61	8,159,000	5.59
Total par value	32,523,665	4.20%	32,589,715	4.13%
Bond premium	21,136		24,829
Bond discount	(2,970,880)		(2,982,008)
SFAS 133 hedging adjustments	(262,690)		(190,463)
Total	$29,311,231		$29,442,073

Consolidated bonds outstanding at March 31, 2006, and December 31, 2005, include callable bonds totaling $17.0 billion and $16.7 billion, respectively.

The Bank’s consolidated bonds outstanding at March 31, 2006, and December 31, 2005, include (dollars in thousands):

	March 31, 2006	December 31, 2005
Par amount of consolidated bonds:
Noncallable and non-putable	$15,550,165	$15,911,215
Callable	16,973,500	16,678,500
Total par amount	$32,523,665	$32,589,715

The following table summarizes consolidated bonds outstanding at March 31, 2006, and December 31, 2005, by the earlier of the year of maturity or next call date (dollars in thousands):

	March 31, 2006	December 31, 2005
Due in one year or less	$21,061,030	$21,056,805
Due after one year through two years	5,159,280	4,576,505
Due after two years through three years	2,391,150	3,193,200
Due after three years through four years	1,113,435	952,435
Due after four years through five years	816,770	695,770
Thereafter	1,982,000	2,115,000
Total par value	$32,523,665	$32,589,715

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for consolidated bonds at March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Fixed-rate bonds	$28,469,165	$28,550,215
Step-up bonds	449,500	434,500
Zero-coupon bonds	3,605,000	3,605,000
Total par value	$32,523,665	$32,589,715

Consolidated Discount Notes. Consolidated DNs are issued to raise short-term funds. DNs are COs with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated DNs, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate
March 31, 2006	$27,911,270	$28,022,409	4.57%
December 31, 2005	$24,339,903	$24,442,173	4.10%

Note 10 — Capital

The Bank is subject to the following three capital requirements.

1.               Permanent capital in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with the rules and regulations of the Bank’s regulator, the Federal Housing Finance Board (Finance Board). Only permanent capital, defined as retained earnings and Class B stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.

2.               A minimum four percent total capital-to-asset ratio.

3.               At least a five percent leverage ratio, defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times divided by total assets.

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at March 31, 2006 (dollars in thousands):

	March 31, 2006
	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$343,764	$2,870,759
Total regulatory capital	$2,456,209	$2,870,759
Total capital-to-asset ratio	4.0%	4.7%
Leverage capital	$3,070,262	$4,306,139
Leverage ratio	5.0%	7.0%

Mandatorily redeemable capital stock is considered capital for regulatory purposes.

Note 11 — Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $0.7 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of pension expense attributable to the Bank cannot be made.

Also, the Bank maintains a nonqualified, unfunded defined benefit plan (supplemental retirement plan) covering certain senior officers, and the Bank sponsors a fully insured retirement benefit program (postretirement benefit plan) that includes life insurance benefits for eligible retirees.

Components of net periodic pension cost for the Bank’s supplemental retirement plan and postretirement benefit plan for the three months ended March 31, 2006 and 2005, were (dollars in thousands):

	Supplemental Retirement Plan For the Three Months Ended March 31,		Postretirement Benefit Plan For the Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$100	$82	$4	$2
Interest cost	106	91	4	4
Amortization of unrecognized prior service cost	8	7	—	—
Amortization of unrecognized net loss	81	65	1	—
Amortization of unrecognized net obligation	5	5	—	—
Net periodic benefit cost	$300	$250	$9	$6

Note 12 — Segment Information

The Bank has identified two main operating segments based upon its method of internal reporting: mortgage-loan finance and all other business activity. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan-finance segment includes mortgage loans acquired through the MPF program and the related funding. Income from the mortgage-loan-finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments, and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss)	Other Expense	Income Before Assessments
2006	$9,849	$64,393	$74,242	$(392)	$11,819	$62,031
2005	$8,732	$46,136	$54,868	$(6,985)	$11,480	$36,403

The following table presents total assets by business segment as of March 31, 2006, and December 31, 2005 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total
March 31, 2006	$4,860,863	$56,544,371	$61,405,234
December 31, 2005	$4,910,837	$52,789,197	$57,700,034

The following table presents average-earning assets by business segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total
2006	$4,847,252	$54,840,559	$59,687,811
2005	$4,059,366	$45,580,503	$49,639,869

Note 13 — Derivatives and Hedging Activities

For the three months ended March 31, 2006 and 2005, the Bank recorded net gains on derivatives and hedging activities totaling $913,000 and $4.4 million, respectively, in other income. Net gains on derivatives and hedging activities for the three months ended March 31, 2006 and 2005 are as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net gains related to fair-value hedge ineffectiveness	$184	$2,837
Net gains resulting from economic hedges not receiving hedge accounting	729	1,528
Net gains on derivatives and hedging activities	$913	$4,365

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$23,470,765	$(307,247)	$23,402,416	$(350,940)
Economic	236,500	1,319	221,500	(205)
Interest-rate swaptions:
Economic	325,000	192	525,000	71
Interest-rate caps/floors:
Fair value	317,000	5,549	317,000	4,172
Economic	466,000	1	446,000	1
Forward contracts:
Economic	7,500	20	5,000	(11)
Total	24,822,765	(300,166)	24,916,916	(346,912)

Mortgage-delivery commitments (1)	9,100	(35)	7,342	13
Total derivatives	$24,831,865	(300,201)	$24,924,258	(346,899)
Accrued interest		160,848		136,484
Net derivatives		$(139,353)		$(210,415)
Derivative asset		$36,121		$45,447
Derivative liability		(175,474)		(255,862)
Net derivatives		$(139,353)		$(210,415)

(1)          Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Credit Risk. At March 31, 2006, and December 31, 2005, the Bank’s current replacement cost of outstanding derivatives was approximately $36.1 million and $45.4 million, respectively. These totals include $107.6 million and $106.2 million of net accrued interest receivable, respectively. In determining current replacement cost of outstanding derivatives, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities, including accrued interest and cash with a fair value of $48.9 million and $46.1 million as collateral as of March 31, 2006, and December 31, 2005, respectively. This collateral has not been sold or repledged. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank generally executes derivatives with counterparties rated A or better by either Standard and Poor’s Rating Services (S&P) or Moody’s Investor Service (Moody’s). Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 15 discusses assets pledged by the Bank to these counterparties.

Note 14 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Capital Stock Outstanding	Percent of Total Outstanding Capital Stock	Capital Stock Outstanding	Percent of Total Outstanding Capital Stock

Bank of America Rhode Island, N.A., Providence, RI	$509,243	18.7%	$375,674	14.8%
Citizens Affiliates (1)	338,202	12.4	331,393	13.1

(1)          The Bank has four members, Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, and Citizens Bank of Connecticut, that are subsidiaries of Citizens Financial Group (collectively, Citizens Affiliates).

The following table presents outstanding advances and total accrued interest receivable from advances to related parties as of March 31, 2006, and December 31, 2005 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$11,256,346	27.7%	$43,179	31.8%
Citizens Affiliates	5,499,342	13.5	19,317	14.2
As of December 31, 2005
Bank of America Rhode Island, N.A., Providence, RI	8,287,166	21.8	23,692	20.5
Citizens Affiliates	5,998,113	15.8	20,927	18.1

The Bank recognized advances interest income from the above members for the three months ended March 31, 2006 and 2005, as follows (dollars in thousands):

	For the Three Months Ended March 31,
Name	2006	2005
Bank of America Rhode Island, N.A., Providence, RI (1)	$113,503	$—
Fleet National Bank, Providence, RI (1)	—	22,961
Citizens Affiliates	66,115	14,412

(1)    During 2004, Bank of America Corporation acquired Fleet National Bank. At that time, Fleet National Bank became a subsidiary of Bank of America Corporation. During 2005, Bank of America Rhode Island, N.A. was established and became a member of the Bank. Bank of America Rhode Island, N.A. assumed all outstanding advances of Fleet National Bank. Bank of America Corporation is the holding company of Bank of America Rhode Island, N.A. Bank of America Rhode Island, N.A. was not a member of the Bank in the first quarter of 2005.

Standby letters of credit. The Bank had $41.3 million of outstanding standby letters of credit to Bank of America Rhode Island, N.A. as of both March 31, 2006, and December 31, 2005.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $14.9 million and $15.0 million at March 31, 2006, and December 31, 2005, respectively. The Bank recorded interest income of $204,000 and $206,000 from these investment securities for the three months ended March 31, 2006 and 2005, respectively. Purchases of COs issued by other FHLBanks occur at market prices through third-party securities dealers.

Consolidated Obligations. From time to time, other FHLBanks may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and upon transfer we became the primary obligor. During the three months ended March 31, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had previously been the obligation of the FHLBank of Chicago. There were no transfers of debt obligations between the Bank and other FHLBanks during the quarter ended March 31, 2005.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks is included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any borrowings from other FHLBanks outstanding at March 31, 2006 and 2005. Interest expense on borrowings from other FHLBanks for the three months ended March 31, 2006 and 2005, are shown in the following table (dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005
Interest Expense from Other FHLBanks
FHLBank of Atlanta	$—	$1
FHLBank of Cincinnati	165	—
FHLBank of Indianapolis	—	2
FHLBank of Pittsburgh	—	2
FHLBank of San Francisco	—	41
FHLBank of Topeka	—	9
Total	$165	$55

MPF Mortgage Loans. In the ordinary course of business, the Bank sells to the FHLBank of Chicago participations in mortgage assets that the Bank purchases from its members. During the three months ended March 31, 2006 and 2005, the Bank sold to the FHLBank of Chicago approximately $79.4 million and $402.2 million, respectively, in such mortgage-loan participations.

The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $262,000 and $66,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2006 and 2005, respectively, which has been recorded in the statements of income as other expense.

Note 15 — Commitments and Contingencies

The 12 FHLBanks have joint and several liability for all the COs issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the COs, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under Financial Accounting Standards Board (FASB) interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The Bank considers the joint and several liability as a related-party guarantee. Related-party guarantees meet the scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable was $875.3 billion and $880.4 billion at March 31, 2006, and December 31, 2005, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $61.2 million and $71.2 million at March 31, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Commitments are fully collateralized at the time of issuance.

Standby Letters of Credit. Standby letters of credit are executed for members for a fee. The Bank requires the member to pledge collateral against the full face amount of the standby letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $115.9 million and $117.6 million at March 31, 2006, and December 31, 2005, respectively, and had original terms of one to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $45,000 and $37,000 at March 31, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any additional liability on these standby letters of credit.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both March 31, 2006, and December 31, 2005. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $9.1 million and $7.3 million at March 31, 2006, and December 31, 2005, respectively. Commitments are generally for periods not to exceed 45 business days. All such commitments have been recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $553.5 million and $554.0 million at March 31, 2006, and December 31, 2005, respectively. The Bank had agreements with three state housing authorities at March 31, 2006, and December 31, 2005. For the three months ended March 31, 2006, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank generally executes derivatives with counterparties rated A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of March 31, 2006, and December 31, 2005, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $59.9 million and $122.6 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. Of the amounts pledged as collateral at March 31, 2006, and December 31, 2005, $59.9 million and $122.6 million, respectively, were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Forward-Settling Derivative Contracts. As of March 31, 2006, the Bank had entered into derivatives with notional amounts totaling $585.0 million with settlement dates in 2006 and 2007. As of December 31, 2005, the Bank had entered into derivatives with notional amounts totaling $550.0 million with settlement dates in 2006.

Unsettled Consolidated Obligations. The Bank entered into $364.0 million and $62.0 million par value of CO bonds that had traded but not settled as of March 31, 2006, and December 31, 2005, respectively. The unsettled DNs as of March 31, 2006, were $126.3 million. There were no unsettled DNs as of December 31, 2005.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 16 — Subsequent Events

Standby Letters of Credit. Subsequent to March 31, 2006, through April 30, 2006, the Bank has entered into $1.3 billion of additional standby letters of credit with members. These additional agreements have terms ranging from 48 days to one year with a final maturity date in 2007.

Excess Stock Repurchase. In May 2006, under the Bank’s Excess Stock Repurchase Program, the Bank determined that it would repurchase up to $150 million of excess capital stock and provided notice to the affected members. As a result of this notice to our members, on May 9, 2006 the Bank repurchased $79.2 million of excess capital stock from our members, and expects to repurchase up to an additional $70.6 million of excess capital stock on May 22, 2006. The exact amount to be repurchased on May 22, 2006 cannot be determined until the date of repurchase, and is subject to reduction if the members’ actual amount of excess capital stock on that date is lower than the amount of excess capital stock on the date notice was provided to each member.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Boston (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest-rate-exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2005, have been derived from the Bank’s audited financial statements. Financial highlights for the March 31, 2006 and 2005, periods have been derived from the Bank’s unaudited financial statements (dollars in thousands).

	March 31,	December 31,
	2006	2005
Statement of Condition
Total assets	$61,405,234	$57,700,034
Investments (1)	15,411,469	14,466,788
Securities purchased under agreements to resell	250,000	—
Advances	40,618,762	38,067,896
Mortgage loans held for portfolio, net	4,836,575	4,886,494
Deposits and other borrowings	684,582	602,091
Consolidated obligations, net	57,222,501	53,781,976
AHP liabilities	39,002	35,957
REFCorp liability	10,367	13,366
Mandatorily redeemable capital stock	15,224	8,296
Class B capital stock outstanding — putable (2)	2,709,033	2,531,145
Total capital	2,869,685	2,677,749

	For the Three Months Ended March 31,
	2006	2005
Results of Operations
Net interest income	$74,187	$54,940
Other (loss) income	(392)	(6,985)
Other expense	11,819	11,480
AHP and REFCorp assessments	16,467	11,593
Cumulative effect of change in accounting principle	—	7,118
Net income	45,564	31,928

Other Information (3)
Dividends declared	$34,148	$21,062
Dividend payout ratio	74.95%	65.97%
Weighted-average dividend rate (4)	5.25	4.00
Return on average equity	6.61	5.75
Return on average assets	0.31	0.26
Net interest margin (5)	0.50	0.45
Total capital ratio (6)	4.65	4.61

(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)          Capital stock is putable at the option of a member.

(3)          Yields are annualized.

(4)          Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(5)          Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

(6)          Total capital ratio is capital stock plus retained earnings as a percentage of total assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital regarding the Bank’s regulatory capital ratios.

QUARTERLY OVERVIEW

Net income for the first quarter of 2006 was $45.6 million, compared with $31.9 million for the same period in 2005. This $13.7 million increase was primarily due to an increase of $19.3 million in net interest income, a $7.8 million decrease in losses on early extinguishment of debt, and a $2.3 million decrease in net realized and unrealized loss on trading securities. These increases were partially offset by a $3.5 million decrease in net gain on derivatives and hedging activities, and an increase of $4.9 million in AHP and Resolution Funding Corporation (REFCorp) assessments. In addition, on January 1, 2005, the Bank recorded a cumulative effect of the change in accounting principle that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million. The Bank changed its method for accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method. See the Bank’s Annual Report on Form 10-K for more information.

Net interest income for the three months ended March 31, 2006, was $74.2 million, compared with $54.9 million for the three months ended March 31, 2005. This $19.3 million increase was mainly driven by higher average balances of short-term advances and short-term money-market investments as well as by higher interest rates. These favorable impacts were partially offset by a $6.7 million decrease in prepayment-fee income recognized during the period compared to the same period in 2005. Lower prepayment-fee income was primarily the result of a reduction in advance prepayment activities due to increasing levels of interest rates experienced during 2005 and into the first quarter of 2006.

For the three months ended March 31, 2006 and 2005, average total assets were $60.3 billion and $50.1 billion, respectively. Return on average assets and return on average equity were 0.31 percent and 6.61 percent, respectively, for the three months ended March 31, 2006, compared with 0.26 percent and 5.75 percent, respectively, for the three months ended March 31, 2005. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2005 and into the first quarter of 2006, which resulted in higher earnings on invested shareholder capital.

Net interest spread for the first quarter of 2006 and 2005 was 0.29 percent. Net interest margin for the first quarter of 2006 was 0.50 percent, representing a five basis point increase from the same period in 2005. However, prepayment-fee income, which is classified within net interest income, declined during the first quarter of 2006 by approximately $6.7 million from the same period in 2005. Excluding the impact of prepayment-fee income, net interest spread increased from 0.23 percent in the first quarter of 2005 to 0.27 percent in the first quarter of 2006, while the net interest margin improved from 0.38 percent in the first quarter of 2005 to 0.49 percent in the first quarter of 2006. This improvement in net interest spread and net interest margin is attributable to the increased levels of interest rates experienced during 2005 and into the first quarter of 2006.

Financial Condition at March 31, 2006, versus December 31, 2005

The composition of the Bank’s total assets changed during the quarter ended March 31, 2006, as follows:

•                  Advances increased slightly to 66.1 percent of total assets at March 31, 2006, relatively unchanged from 66.0 percent of total assets at December 31, 2005.

•                  Investments, as a percentage of total assets, increased to 25.5 percent at March 31, 2006, from 25.1 percent at December 31, 2005. This increase was mainly the result of an increase in short-term investments.

•                  Net mortgage loans decreased to 7.9 percent of total assets at March 31, 2006, from 8.5 percent of total assets at December 31, 2005. This decrease reflects a decline in loan-purchase activity during the first quarter of 2006, which was offset with lower levels of loan prepayment activity during 2005 that extended into the first quarter of 2006.

During the first quarter of 2006, advances balances increased by approximately $2.6 billion, ending the quarter at $40.6 billion. This increase was almost entirely in the short-term products offered by the Bank.

As of March 31, 2006, mortgage loans held for portfolio, net of the allowance for credit losses, totaled $4.8 billion, relatively unchanged from the balance of $4.9 billion as of December 31, 2005. For the first quarter of 2006, the par amount of mortgage-loan purchases totaled $108.8 million, while loan maturities and principal repayments totaled $155.6 million for the quarter.

The dividend rate was 5.25 percent for the first quarter of 2006, 125 basis points higher than the dividend rate of 4.00 percent for the same period in 2005.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Net interest income for the first quarter of 2006 was $74.2 million, compared with $54.9 million for the first quarter of 2005, increasing $19.3 million or 35.0 percent. Net interest spread for the first quarter of 2006 remained constant when compared to the first quarter of 2005. Net interest margin increased when compared with the same period in 2005. This increase was due to higher average balances of interest-earning assets as well as by higher interest rates slightly offset with a decrease in prepayment fees. This prepayment-fee income recognized on advances and investments declined $6.7 million to $1.5 million for the three months ended March 31, 2006, down from $8.2 million for the three months ended March 31, 2005. Excluding the impacts of prepayment-fee income from interest income, the Bank’s net interest income improved by $25.9 million to $72.7 million for the first quarter of 2006, compared with $46.8 million for the first quarter of 2005.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$41,174,259	$456,896	4.50%	$30,018,918	$221,736	3.00%
Interest-bearing deposits in banks	1,778,939	19,952	4.55	2,834,328	17,610	2.52
Securities purchased under agreements to resell	598,056	6,719	4.56	610,000	3,746	2.49
Federal funds sold	3,824,013	42,817	4.54	4,671,719	29,180	2.53
Investment securities (2)	7,392,647	92,856	5.09	7,370,453	74,735	4.11
Mortgage loans	4,847,252	60,627	5.07	4,059,366	48,948	4.89
Total interest-earning assets	59,615,166	679,867	4.63%	49,564,784	395,955	3.24%
Other non-interest-earning assets	678,228			512,077
Total assets	$60,293,394	$679,867	4.57%	$50,076,861	$395,955	3.21%

Liabilities and capital
Consolidated obligations
Discount Notes	$26,813,814	$292,086	4.42%	$17,645,063	$106,086	2.44%
Bonds	29,226,489	308,513	4.28	28,475,120	230,751	3.29
Deposits	493,443	4,787	3.93	725,059	3,536	1.98
Mandatorily redeemable capital stock	9,452	122	5.23	57,888	571	4.00
Other borrowings	16,252	172	4.29	12,436	71	2.32
Total interest-bearing liabilities	56,559,450	605,680	4.34%	46,915,566	341,015	2.95%
Other non-interest-bearing liabilities	925,781			910,299
Total capital	2,808,163			2,250,996
Total liabilities and capital	$60,293,394	$605,680	4.07%	$50,076,861	$341,015	2.76%
Net interest income		$74,187			$54,940
Net interest spread			0.29%			0.29%
Net interest margin			0.50			0.45

(1)          Yields are annualized.

(2)          The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Net interest spread and net interest margin for the first quarter of 2006 were 0.29 percent and 0.50 percent compared with 0.29 percent and 0.45 percent, respectively, for the first quarter of 2005. For the three months ended March 31, 2006, the average yields on total interest-earning assets increased 139 basis points and yields on total interest-bearing liabilities increased 139 basis points, compared with the three months ended March 31, 2005.

Because advances are a wholesale funding source for the Bank’s members that must be competitively priced relative to other potential sources of wholesale funds to the Bank’s members, and because they are fully secured and possess very little credit risk, advances are priced at profit margins that are much lower than those realized by most banking institutions. The Bank prices advances at rates that are generally below 40 basis points above the Bank’s cost of funds for equivalent-term funding. By Finance Board regulation, the Bank may not price advances at rates that are less than the Bank’s cost of funds for the same maturity, inclusive of the cost of hedging any embedded call or put options in the advance.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the three months ended March 31, 2006 and 2005, net prepayment fees on advances were $(0.3) million and $4.6 million, and prepayment fees on investments were $1.8 million and $3.6 million, respectively. During the three months ended March 31, 2006, advances totaling $715.7 million were prepaid, resulting in gross prepayment-fee income of $85,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $415,000 related to the premium write off associated with these prepaid advances. For the three months ended March 31, 2005, advances totaling $294.2 million were prepaid, resulting in prepayment-fee income of $8.6 million, which was partially offset by a $4.0 million loss related to fair-value hedging adjustments on those prepaid advances. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin, excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Advances	$457,175	4.50%	$217,167	2.93%
Investment securities	91,097	5.00	71,135	3.91
Total interest-earning assets	678,387	4.61	387,786	3.18

Net interest income	72,707		46,771
Net interest spread		0.27%		0.23%
Net interest margin		0.49%		0.38%

(1) Yields are annualized.

The average balance of total advances increased $11.2 billion, or 37.2 percent, for the first quarter of 2006, compared with the same period in 2005. The increase in advances was attributable to strong member demand for short-term advances, while long-term fixed-rate advances showed only a moderate increase during 2006 as compared with 2005. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2006 and 2005, by product type.

Average Balances of Advances Outstanding
By Product Type

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Overnight advances — par value	$2,883,953	$2,644,573
Fixed-rate advances — par value
Short-term	19,229,815	9,529,746
Long-term	7,925,208	7,450,237
Amortizing	2,466,446	2,519,464
Putable	5,670,509	5,568,867
Callable	30,000	30,000
	35,321,978	25,098,314

Variable-rate advances — par value
Putable	—	30,000
Indexed	2,970,512	2,032,174
	2,970,512	2,062,174
Total average par value	41,176,443	29,805,061
Premiums and discounts	(5,399)	44
SFAS 133 hedging adjustments	3,215	213,813
Total average advances	$41,174,259	$30,018,918

As noted in the above table, the average balance of overnight advances increased by $239.4 million from March 31, 2005, to March 31, 2006. The interest rate on overnight advances changes on a daily basis. The average balance of short-term fixed-rate advances increased by approximately $9.7 billion from the first quarter of 2005 to the same period in 2006. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. For the quarter ended March 31, 2006, the average balance of variable-rate indexed advances increased by $938.3 million from the average balance for the quarter ended March 31, 2005. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month LIBOR. Additionally, while putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $30.8 billion for the first quarter of 2006, representing 74.7 percent of the total average balance of advances outstanding during the quarter. For the same period in 2005, the average balance of these advances totaled $19.8 billion, representing 66.4 percent of total average advances outstanding during the quarter.

For the first quarter of 2006, average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, totaled $6.2 billion, representing a decrease of $1.9 billion, or 23.6 percent, from the average balances for the three months ended March 31, 2005. The higher average balances in the first quarter of 2005 resulted from a sharp increase in money-market-investment balances that occurred during the fourth quarter of 2004 and continued into the first quarter of 2005, and were a result of management responding to investment opportunities made possible by favorable funding spreads as well as maintaining adequate liquidity to meet our members’ borrowing needs at that time. The yield earned on short-term money-market investments is directly tied to short-term market interest rates.

The average mortgage-loan balance for the quarter ended March 31, 2006, was $787.9 million higher than the average balance for the same period in 2005, representing an increase of 19.4 percent. This increase in average mortgage-loan balances was attributable to the growth in the portfolio that occurred during the remaining quarters of 2005. The following factors contributed to this increase:

•                  As compared with 2004, the Bank’s average participation interest in purchased loans was higher in 2005, which helped result in a higher first quarter 2006 average balance as compared with the first quarter of 2005. During 2005, the Bank sold approximately 48.7 percent of all mortgage-loan purchases as participation sales to the FHLBank of Chicago, whereas during 2004 the Bank sold approximately 88.6 percent of all mortgage-loan purchases as participation sales to the FHLBank of Chicago.

•                  As interest rates have risen during 2005 and into 2006, mortgage-refinancing activities have declined, resulting in less prepayment activity in the Bank’s outstanding loan portfolio.

Overall, the yield on the mortgage-loan portfolio has increased slightly for the quarter ended March 31, 2006, compared to that which was experienced during the quarter ended March 31, 2005. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006.

•                  Premium/discount amortization expense has declined due to a lower amount of loan prepayments in the first quarter of 2006 versus that of the first quarter of 2005; and

•                  Recent loan acquisitions have resulted in a greater amount of loan discounts than experienced in earlier periods, which results in an increase to the yield when amortized to earnings.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended March 31,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$64,235	5.37%	$53,470	5.34%
Premium/discount amortization	(2,321)	(0.19)	(3,549)	(0.35)
Credit-enhancement fees	(1,287)	(0.11)	(973)	(0.10)
Total interest income	$60,627	5.07%	$48,948	4.89%
Average mortgage-loan balance	$4,847,252		$4,059,366

(1)          Yields are annualized.

Average CO balances increased $9.9 billion, or 21.5 percent, from the three months ended March 31, 2005, to the three months ended March 31, 2006. This increase was due to the issuance of CO DNs, all of which are short-term with maturities of one year or less, to fund the growth in short-term advances.

Net interest income includes interest paid and received on those interest-rate-exchange agreements associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank’s risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Gross interest income before effect of derivatives	$679,954	$436,122
Net interest adjustment for derivatives	(87)	(40,167)
Total interest income reported	$679,867	$395,955
Gross interest expense before effect of derivatives	$587,672	$368,986
Net interest adjustment for derivatives	18,008	(27,971)
Total interest expense reported	$605,680	$341,015

Reported net interest margin for the three months ended March 31, 2006 and 2005, was 0.50 percent and 0.45 percent, respectively. If derivative instruments had not been used as hedges to mitigate interest-rate fluctuations, net interest margin would have been 0.63 percent and 0.55 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a gain of $374,000 and a loss of $816,000 for the three months ended March 31, 2006 and 2005, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2006 and 2005. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended March 31, 2006 vs. 2005
	Increase (decrease) due to
	Volume	Rate	Total
Interest income
Advances	$82,399	$152,761	$235,160
Interest-bearing deposits in banks	(6,557)	8,899	2,342
Securities purchased under agreements to resell	(73)	3,046	2,973
Federal funds sold	(5,295)	18,932	13,637
Investment securities	225	17,896	18,121
Mortgage loans	9,500	2,179	11,679
Total interest income	80,199	203,713	283,912
Interest expense
Consolidated obligations
Discount Notes	55,125	130,875	186,000
Bonds	6,089	71,673	77,762
Deposits	(1,130)	2,381	1,251
Mandatorily redeemable capital stock	(478)	29	(449)
Other borrowings	22	79	101
Total interest expense	59,628	205,037	264,665
Change in net interest income	$20,571	$(1,324)	$19,247

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2006 and 2005. Additionally, detail on the components of net gains on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$184	$2,837
Net unrealized gains (losses) related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	21	751
Trading securities	1,509	3,262
Mortgage loans	(1,175)	(1,669)
Net interest-accruals related to derivatives not receiving hedge accounting under SFAS 133	374	(816)
Net gains on derivatives and hedging activities	913	4,365
Loss on early extinguishment of debt	(215)	(8,025)
Service-fee income	533	562
Net unrealized losses on trading securities	(1,593)	(3,889)
Other	(30)	2
Total other loss	$(392)	$(6,985)

Losses on early extinguishment of debt totaled $0.2 million and $8.0 million for the three months ended March 31, 2006 and 2005, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank generally attempts to use a portion of the proceeds of prepaid advances and investments to retire higher-cost debt and to manage the relative interest-rate sensitivities of assets and liabilities. During the three months ended March 31, 2006 and 2005, the Bank extinguished debt totaling $2.0 million and $144.7 million, respectively.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended March 31, 2006 and 2005, net unrealized losses of $1.6 million and $3.9 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $1.5 million and $3.3 million for the three months ended March 31, 2006 and 2005, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $374,000 and a loss of $959,000 for the three months ended March 31, 2006 and 2005, respectively.

Operating expenses for the three months ended March 31, 2006 and 2005, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005

Salaries and benefits	$7,020	$6,372
Occupancy costs	1,052	975
Other operating expenses	2,571	3,184
Total operating expenses	$10,643	$10,531
Annualized ratio of operating expenses to average assets	0.07%	0.09%

For the three months ended March 31, 2006, total operating expenses increased $112,000 compared with the same period in 2005. This increase was mainly due to a $648,000 increase in salaries and benefits and a $77,000 increase in occupancy costs. These increases were offset with a $613,000 decrease in other operating expenses. The $648,000 increase in salaries and benefits is due to approximately $512,000 in increases to salary expenses attributable to planned staffing increases and annual merit increases, as well as approximately $138,000 attributable to incentive compensation and employee award programs. At March 31, 2006, staffing levels increased 5.1 percent to 185 full-time equivalents compared with 176 full-time equivalents at March 31, 2005.

Other operating expenses decreased by $613,000. This decrease is attributable to a $507,000 decrease in professional fees related to costs of implementing information systems in the first quarter of 2005, a $227,000 decrease in temporary help which had been utilized in the first quarter of 2005 to assist with implementing systems and procedures to comply with the requirements of section 404 of the Sarbanes-Oxley Act of 2002, which was offset by a $133,000 increase in depreciation of furniture and equipment.

FINANCIAL CONDITION

Advances

At March 31, 2006, the advances portfolio totaled $40.6 billion, an increase of $2.5 billion from a total of $38.1 billion at December 31, 2005. This increase was seen entirely in short-term advances. Short-term advances increased $3.5 billion as members increased their short-term borrowings during 2005 and into 2006 in response to their own balance-sheet demands. The $3.5 billion increase in short-term advances was driven by a $3.0 billion increase in short-term fixed-rate advances, as well as an increase of $454.3 million in overnight advances. The increase in short-term advances was slightly offset by a $749.5 million decrease in variable-rate advances. Overall, the majority of the $2.5 billion increase in advances is due to an increase in borrowings by Bank of America Rhode Island, N.A. Advances to Bank of America Rhode Island, N.A. totaled $11.3 billion as of March 31, 2006, an increase of $3.0 billion from a balance of $8.3 billion as of December 31, 2005.

The following table summarizes advances outstanding at March 31, 2006, and December 31, 2005, by year of maturity.

Advances Outstanding by Year of Maturity

(dollars in thousands)

	March 31, 2006		December 31, 2005
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$17,138	5.16%	$43,253	4.72%
Due in one year or less	25,563,612	4.57	21,680,839	4.19
Due after one year through two years	4,373,020	4.40	4,957,818	4.18
Due after two years through three years	2,794,618	4.33	2,945,061	4.20
Due after three years through four years	1,884,200	4.69	1,976,556	4.31
Due after four years through five years	3,147,172	4.81	2,622,202	4.87
Thereafter	2,893,378	4.53	3,822,873	4.54
Total par value	40,673,138	4.55%	38,048,602	4.28%
Premium on advances	6,290		7,384
Discount on advances	(12,081)		(12,400)
SFAS 133 hedging adjustments	(48,585)		24,310
Total	$40,618,762		$38,067,896

SFAS 133 hedging adjustments decreased $72.9 million from December 31, 2005 to March 31, 2006. Higher market-interest rates during 2005 and into 2006 resulted in a lower estimated fair value of the hedged advances.

At March 31, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million.

Advances Outstanding by Year of Maturity or Next Call Date

(dollars in thousands)

	March 31, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$17,138	$43,253
Due in one year or less	25,563,612	21,680,839
Due after one year through two years	4,403,020	4,987,818
Due after two years through three years	2,794,618	2,945,061
Due after three years through four years	1,884,200	1,976,556
Due after four years through five years	3,147,172	2,622,202
Thereafter	2,863,378	3,792,873
Total par value	$40,673,138	$38,048,602

At March 31, 2006, and December 31, 2005, the Bank had putable advances outstanding totaling $5.5 billion and $5.6 billion, respectively. The following table summarizes advances outstanding at March 31, 2006, and December 31, 2005, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date

(dollars in thousands)

	March 31, 2006	December 31, 2005
Overdrawn demand-deposit accounts	$17,138	$43,253
Due in one year or less	30,104,162	26,476,889
Due after one year through two years	4,306,170	4,851,518
Due after two years through three years	2,491,068	2,625,061
Due after three years through four years	1,044,400	1,312,106
Due after four years through five years	1,016,722	1,148,952
Thereafter	1,693,478	1,590,823
Total par value	$40,673,138	$38,048,602

The following table summarizes advances outstanding by product type at March 31, 2006, and December 31, 2005.

Advances Outstanding By Product Type

(dollars in thousands)

	March 31, 2006		December 31, 2005
	Balance	Percent of Total	Balance	Percent of Total
Overnight advances	$1,975,227	4.9%	$1,520,963	4.0%
Fixed-rate advances
Short-term	20,205,225	49.7	17,173,301	45.2
Long-term	7,898,399	19.4	7,915,996	20.8
Amortizing	2,518,987	6.2	2,484,692	6.5
Putable	5,505,800	13.5	5,634,650	14.8
Callable	30,000	0.1	30,000	0.1
	36,158,411	88.9	33,238,639	87.4
Variable-rate advances
Indexed	2,539,500	6.2	3,289,000	8.6
Total par value	$40,673,138	100.0%	$38,048,602	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At March 31, 2006, the Bank had advances outstanding to 365, or 78.8 percent, of its 463 members. At December 31, 2005, the Bank had advances outstanding to 364, or 77.9 percent, of its 467 members.

Top Five Advance-Holding Members

(dollars in millions)

			As of March 31, 2006			Advances Interest Income for the
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted Average Rate (2)	Three Months Ended March 31, 2006
Bank of America Rhode Island, N.A	Providence	RI	$11,256.3	27.7%	4.67%	$113.5
Citizens Financial Group (1)	Providence	RI	5,499.3	13.5	4.69	66.1
Webster Bank	Waterbury	CT	2,368.9	5.8	4.62	26.6
NewAlliance Bank	New Haven	CT	1,346.5	3.3	4.39	13.9
Travelers Insurance Company (3)	Hartford	CT	925.0	2.3	4.97	12.8

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

(3)          Effective May 1, 2006, Travelers Insurance Company was re-named to MetLife Insurance Company of Connecticut.

Prepayment Fees. Advances with a maturity of six months or less may not be prepaid, whereas advances with a maturity period greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the three months ended March 31, 2006, advances totaling $715.7 million were prepaid, resulting in gross prepayment-fee income of $85,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $415,000 related to the premium write off associated with these prepaid advances. For the three months ended March 31, 2005, advances totaling $294.2 million were prepaid, resulting in prepayment-fee income of $8.6 million, which was partially offset by a $4.0 million loss related to fair-value hedging adjustments on those prepaid advances. Advance prepayments may increase as a result of changes in interest rates or other factors. In a declining interest-rate environment, this may result in an increase in prepayment fees but also a reduced rate of return on the Bank’s interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank’s future earnings is unpredictable.

Investments

At March 31, 2006, investment securities and short-term money-market instruments totaled $15.7 billion, an increase of $1.2 billion from a total of $14.5 billion at December 31, 2005. This increase in investments was due to an increase of $1.1 billion in short-term money-market instruments, which the Bank maintains for short-term liquidity purposes and investment opportunities. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are limited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At March 31, 2006, and December 31, 2005, the Bank’s MBS and SBA holdings represented 220 percent and 243 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of March 31, 2006, and December 31, 2005, are included in the following tables.

Trading Securities

(dollars in thousands)

	March 31, 2006	December 31, 2005
Mortgage-backed securities
U.S. government guaranteed	$51,765	$55,026
Government-sponsored enterprises	80,530	85,776
Other	73,003	75,776
Total	$205,298	$216,578

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
International agency obligations	$351,816	$379,227	$351,955	$397,907
U.S. government corporations	213,758	217,502	213,812	230,575
Government-sponsored enterprises	184,609	189,898	184,694	196,304
Other FHLBanks’ bonds	14,771	14,864	14,800	15,009
	764,954	801,491	765,261	839,795

Mortgage-backed securities
Government-sponsored enterprises	173,383	173,013	173,554	176,693
Total	$938,337	$974,504	$938,815	$1,016,488

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. agency obligations	$74,134	$75,696	$76,457	$78,838
State or local housing-agency obligations	335,900	344,293	344,372	354,366
	410,034	419,989	420,829	433,204

Mortgage-backed securities:
U.S. government guaranteed	18,670	19,195	19,968	20,652
Government-sponsored enterprises	1,162,324	1,157,812	1,188,410	1,198,000
Other	4,843,589	4,837,924	4,699,465	4,698,418
	6,024,583	6,014,931	5,907,843	5,917,070

Total	$6,434,617	$6,434,920	$6,328,672	$6,350,274

The Bank’s MBS investment portfolio consists of the following categories of securities as of March 31, 2006, and December 31, 2005:

Mortgage-Backed Securities

	March 31, 2006	December 31, 2005
Nonfederal agency residential mortgage-backed securities	61%	59%
U.S. agency residential mortgage-backed securities	23	24
Home-equity loans	3	4
Nonfederal agency commercial mortgage-backed securities	13	13
Total mortgage-backed securities	100%	100%

Mortgage Loans

Under the MPF program, the Bank invests in fixed-rate mortgage loans that are purchased from members that are participating financial institutions (PFIs). The Bank manages the liquidity, interest-rate, and prepayment-option risks of the mortgage loans, while the member retains the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on loans generated through the program, for which they receive a credit-enhancement (CE) fee.

Mortgage loans as of March 31, 2006, totaled $4.8 billion, a decrease of $49.9 million from the December 31, 2005, balance of $4.9 billion. This decrease was due to a decline in mortgage-loan-purchase activity, loan amortization, and prepayments. As of March 31, 2006, 123 of the Bank’s 463 members have been approved to participate in the MPF program.

The following table presents mortgage loans held for portfolio as of March 31, 2006, and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,464,977	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	3,338,933	3,370,391
Premiums	49,013	51,501
Discounts	(13,429)	(13,051)
Deferred hedging losses and gains, net	(1,131)	(1,059)
Total mortgage loans held for portfolio	4,838,363	4,888,337

Less: allowance for credit losses	(1,788)	(1,843)
Total mortgage loans, net of allowance for credit losses	$4,836,575	$4,886,494

The par value of mortgage loans held for portfolio at March 31, 2006, and December 31, 2005, was comprised of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005
Conventional loans	$4,206,163	$4,222,303
Government-insured loans	597,747	628,643
Total par value	$4,803,910	$4,850,946

During the three months ended March 31, 2006 and 2005, gross purchases of mortgage loans totaled $187.7 million and $740.0 million, respectively, of which 42.3 percent and 54.4 percent, respectively, were sold as participations to the FHLBank of Chicago.

The FHLBank of Chicago has advised the Bank of its decision to discontinue purchasing participations in mortgage loans until further notice. As a result, (1) the FHLBank of Chicago will not purchase participation interests in loans originated by the Bank’s PFIs, and (2) in the event that the Bank declines to purchase MPF loans on a given day after the FHLBank of Chicago publishes its pricing for the day, the FHLBank of Chicago will not exercise its option to purchase 100 percent of the loans originated by the Bank’s PFIs on that date. To date, the Bank has never declined to purchase loans based on the loan prices published by the FHLBank of Chicago.

Management of the Bank does not believe, based on currently available information, market conditions, and the Bank’s financial management strategies for the MPF loan portfolio, that this business decision by the FHLBank of Chicago will have any material impact on the Bank’s results of operations or financial condition, although it could require the Bank to restrict the volume of loans that it purchases from its PFIs from time to time. However, under different business conditions, the decision could have a material impact on the Bank’s results of operations and financial condition.

The following table presents purchases of mortgage-loans during the first quarter of 2006 and 2005 (dollars in thousands):

	March 31,
	2006	2005
Conventional loans
Original MPF	$19,204	$37,472
MPF 125	9,524	7,576
MPF Plus	80,026	290,677
Total par value	$108,754	$335,725

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.8 million at March 31, 2006, which represented a slight decrease of $55,000 from the balance of $1.8 million at December 31, 2005.

An analysis of the allowance for credit losses for the three months ended March 31, 2006 and 2005, follows (dollars in thousands):

	For the Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$1,843	$1,379
(Reduction of) provision for credit losses	(55)	72
Balance at end of period	$1,788	$1,451

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at March 31, 2006, is provided in the following table.

Summary of Delinquent Mortgage Loans

(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured (1)	Total
30 days	$36,899	$25,599	$62,498
60 days	4,246	5,802	10,048
90 days or more and accruing	—	7,863	7,863
90 days or more and nonaccruing	6,224	—	6,224
Total delinquencies	$47,369	$39,264	$86,633
Total par value of mortgage loans outstanding	$4,206,163	$597,747	$4,803,910
Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.13%	6.57%	1.80%
Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.15%	1.32%	0.29%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of REO Assets. During the three months ended March 31, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $320,000 and $335,000, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $7,000 on the sale of REO assets during the three months ended March 31, 2006. Additionally, the Bank incurred expenses associated with maintaining these properties totaling $3,000 and $7,000 during the three months ended March 31, 2006 and 2005, respectively.

Debt Financing — Consolidated Obligations

The Bank funds its assets primarily through the sale of debt securities, known as COs, which are issued through the Office of Finance. Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank’s outstanding COs, including COs held by other FHLBanks, was $935.8 billion and $937.5 billion at March 31, 2006, and December 31, 2005, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank has not paid any obligations on behalf of the other FHLBanks during the period ended March 31, 2006, or the year ended December 31, 2005.

The following is a summary of the Bank’s CO bonds outstanding at March 31, 2006, and December 31, 2005, by the year of maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Maturity

(dollars in thousands)

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Due in one year or less	$9,882,030	3.32%	$8,287,805	3.22%
Due after one year through two years	6,689,280	3.86	7,401,505	3.63
Due after two years through three years	4,556,150	4.06	5,523,200	4.03
Due after three years through four years	1,468,435	3.82	1,747,435	3.79
Due after four years through five years	1,706,770	4.52	1,470,770	4.40
Thereafter	8,221,000	5.61	8,159,000	5.59
Total par value	32,523,665	4.20%	32,589,715	4.13%

Bond premium	21,136		24,829
Bond discount	(2,970,880)		(2,982,008)
SFAS 133 hedging adjustments	(262,690)		(190,463)
Total	$29,311,231		$29,442,073

CO bonds outstanding at March 31, 2006, and December 31, 2005, include callable bonds totaling $17.0 billion and $16.7 billion, respectively.

As of March 31, 2006, SFAS 133 hedging adjustments decreased $72.2 million due to higher market-interest rates, which resulted in a lower estimated fair value of the hedged CO bonds.

The following table summarizes CO bonds outstanding at March 31, 2006, and December 31, 2005, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Maturity or Next Call Date

(dollars in thousands)

	March 31, 2006	December 31, 2005
Due in one year or less	$21,061,030	$21,056,805
Due after one year through two years	5,159,280	4,576,505
Due after two years through three years	2,391,150	3,193,200
Due after three years through four years	1,113,435	952,435
Due after four years through five years	816,770	695,770
Thereafter	1,982,000	2,115,000
Total par value	$32,523,665	$32,589,715

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities up to one year. The issuance of CO DNs with maturities of one business day influences the aggregate origination volume. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 48.8 percent and 45.3 percent of outstanding COs at March 31, 2006, and December 31, 2005, respectively, but accounted for 99.3 percent and 98.3 percent of the proceeds from the issuance of COs for the quarter ended March 31, 2006, and December 31, 2005, respectively.

DNs outstanding as of March 31, 2006, increased $3.6 billion compared with December 31, 2005. This increase is attributable to the increase in short-term and overnight advances of $3.5 billion that occurred during the first quarter of 2006.

The Bank’s outstanding consolidated DNs, all of which are due within one year, were as follows:

Consolidated Discount Notes Outstanding

(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
March 31, 2006	$27,911,270	$28,022,409	4.57%
December 31, 2005	$24,339,903	$24,442,173	4.10%

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended March 31,
	2006		2005
	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$2,511,441	4.40%	$2,772,692	2.40%
Term discount notes	24,302,373	4.42	14,872,371	2.45
Total discount notes	26,813,814	4.42	17,645,063	2.44

Bonds	29,226,489	4.28	28,475,120	3.29
Total consolidated obligations	$56,040,303	4.35%	$46,120,183	2.96%

The average balances of COs for the three months ended March 31, 2006, were higher than the average balances for the same period in 2005, which is consistent with the increase in total average assets, primarily short-term advances. This CO increase was primarily due to growth in DNs. The average balance of term DNs increased $9.4 billion, which was slightly offset by a decrease of $261.3 million in overnight DNs from the prior period. Average balances of bonds increased $751.4 million from the prior period. The average balance of DNs represented approximately 47.8 percent of total average COs during the three months ended March 31, 2006, as compared with 38.3 percent of total average COs during the same period in 2005, and the average balance of bonds represented 52.2 percent and 61.7 percent of total average COs outstanding during the three months ended March 31, 2006 and 2005, respectively.

Deposits

As of March 31, 2006, deposits totaled $684.6 million compared with $602.1 million at December 31, 2005, increasing $82.5 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

Term Deposits Greater Than $100,000

(dollars in thousands)

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate
Three months or less	$1,000	2.73%	$2,000	2.72%
Over three through six months	2,000	3.44	1,000	2.73
Over six months through 12 months	—	—	1,000	2.42
Greater than 12 months (1)	20,000	4.71	20,000	4.71
Total par value	$23,000	4.51%	$24,000	4.37%

(1)          Represents one term deposit account with a maturity date of September 22, 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement.

The Bank remains in compliance with these requirements at March 31, 2006, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	March 31, 2006	December 31, 2005
Permanent capital
Class B stock	$2,709,033	$2,531,145
Mandatorily redeemable capital stock	15,224	8,296
Retained earnings	146,502	135,086
Permanent capital	$2,870,759	$2,674,527
Risk-based capital requirement
Credit-risk capital	$156,184	$150,938
Market-risk capital	108,250	133,763
Operations-risk capital	79,330	85,410
Risk-based capital requirement	$343,764	$370,111

The Bank’s market risk based capital decreased by $25.5 million to $108.3 million as of March 31, 2006, from $133.8 million as of December 31, 2005 due to changes in interest rates and other market factors, along with the Bank’s extension of the maturity of $200 million of debt during March.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank remained in compliance with these requirements at March 31, 2006.

The following table provides the Bank’s capital ratios as of March 31, 2006, and December 31, 2005.

Capital Ratio Requirements

(dollars in thousands)

	March 31, 2006	December 31, 2005
Capital ratio
Minimum capital (4% of total assets)	$2,456,209	$2,308,001
Actual capital (capital stock plus retained earnings)	2,870,759	2,674,527
Total assets	61,405,234	57,700,034
Capital ratio (permanent capital as a percentage of total assets)	4.7%	4.6%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,070,262	$2,885,002
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	4,306,139	4,011,791
Leverage ratio (leverage capital as a percentage of total assets)	7.0%	7.0%

Derivative Instruments

The Bank’s derivative transactions are recorded on the statements of condition at fair value, netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability.

The Bank had commitments for which it was obligated to purchase mortgage loans totaling $9.1 million and $7.3 million at March 31, 2006, and December 31, 2005, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value totaled $36.1 million and $45.4 million as of March 31, 2006, and December 31, 2005, respectively. Derivative liabilities’ net fair value totaled $175.5 million and $255.9 million as of March 31, 2006, and December 31, 2005, respectively.

As of March 31, 2006, the Bank had two derivative contracts with notional amounts totaling $10.0 million with a member in which the Bank acts as an intermediary between the member and a derivative counterparty.

As part of the Bank’s hedging activities as of March 31, 2006, the Bank had entered into derivative contracts directly with certain affiliates of the Bank’s members. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the members to enter into such contracts.

Outstanding Derivative Contracts with Affiliates of Bank Members

(dollars in thousands)

		March 31, 2006
Derivatives Counterparty	Affiliate Member	Notional Outstanding	% of Notional Outstanding
Bank of America NA	Bank of America Rhode Island, N.A.	$1,691,200	6.82%
Royal Bank of Scotland, PLC	Citizens Financial Group (1)	304,000	1.23

(1)        Citizens Financial Group, a subsidiary of The Royal Bank of Scotland Group, is the holding company of four of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, and Citizens Bank of Connecticut.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in the Bank’s Annual Report on Form 10-K in Item 1 — Business — Consolidated Obligations. The Bank’s equity capital resources are governed by the capital plan, which is described in the following Capital section.

Liquidity

The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing COs, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

The Bank’s ability to expand in response to member credit needs is based on the capital stock requirements for advances. A member is required to increase its capital stock investment in the Bank as its outstanding advances increase. The capital stock requirement for advances is currently 3.0 percent for overnight advances and 4.5 percent for all other advances, while the Bank’s minimum capital-to-

assets leverage limit is currently 4.0 percent based on Finance Board requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of mortgage loans, MBS, and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As member credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. The Bank may allow its COs to mature without replacement, or repurchase and retire outstanding COs, allowing its balance sheet to shrink.

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances versus other wholesale borrowing alternatives. However, the Bank regularly monitors current trends and anticipates future debt-issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity-management practices are described in Part I Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. Such disruptions could include being required to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Debt Financing-Consolidated Obligations.

Capital

Total capital as of March 31, 2006, was $2.9 billion, a 7.2 percent increase from $2.7 billion as of December 31, 2005.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock redemption period. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At March 31, 2006, $15.2 million of capital stock was subject to a five-year stock-redemption period, and it is anticipated that $7.9 million of these shares will be redeemed by March 31, 2010, and an additional $7.3 million is anticipated to be redeemed by March 31, 2011.

At March 31, 2006, and December 31, 2005, members and nonmembers with capital stock outstanding held $402.0 million and $353.0 million, respectively, in excess capital stock. During the quarter ended March 31, 2006 and 2005, the Bank repurchased $4.2 million and $91.0 million, respectively, of excess capital stock. All such repurchases were completed after determining that we would remain in compliance with our minimum regulatory capital requirements after making such repurchases.

Dividend Schedule Transition Plan. In February 2006, the board of directors of the Bank approved a dividend schedule transition plan (transition plan) under which dividends will be declared and paid. Under the transition plan, dividends for the first and second quarters of 2006 would be declared in March and June, respectively, and paid on the second business day of the following month. A third dividend for 2006, expected to be declared in November and paid in December, would represent two quarterly dividends since only three dividends would otherwise be declared in 2006. Beginning in 2007, quarterly dividends are anticipated to be declared in February, May, August, and November and paid on the second business day of the month that follows. The change in schedule will enable the Bank’s board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income.

Excess Stock Repurchase Program. In the second quarter of 2006, the Bank announced a new Excess Stock Repurchase Program (ESRP) that became effective on May 1, 2006. This plan is intended to enhance the Bank’s ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. On a monthly basis, management will determine available capital required to support incremental business activity and determine the desired amount of stock, if any, to repurchase from members. Under this plan, the Bank will unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their minimum total stock-investment requirement (TSIR) amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset growth while ensuring appropriate returns. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. The Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member’s capital stock balance being less than the member’s TSIR amount plus $200,000. Without regard to the ESRP, members who hold shares in excess of their TSIR may submit written requests for the Bank to repurchase excess stock at any time. The Bank, in its sole discretion, can approve these requests, in whole or in part, based on an assessment of the Bank’s business interests and its current and projected capital position.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Bank’s 2005 Financial Statements.

Retained Earnings Target. In November 2005, the Bank’s board of directors adopted a new targeted retained earnings level of $154 million, to be achieved by December 31, 2006, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2006. To the extent that the target level remains within a range of $143 million to $189 million, which represents optimistic and pessimistic projected retained earnings requirements, respectively, the Bank is not required to adjust its dividend strategy.

The Bank’s retained earnings target could be superceded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. The Bank will continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At March 31, 2006, the Bank had a total capital-to-assets ratio of 4.7 percent, a leverage capital-to-assets ratio of 7.0 percent, and a risk-based capital requirement of $343.8 million, which was more than satisfied by the Bank’s permanent capital of $2.9 billion. At December 31, 2005, the Bank had a total capital-to-assets ratio of 4.6 percent, a leverage capital-to-assets ratio of 7.0 percent, and a risk-based capital requirement of $370.1 million, which was more than satisfied by the Bank’s permanent capital of $2.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $61.2 million and $71.2 million at March 31, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $115.9 million and $117.6 million at March 31, 2006, and December 31, 2005, respectively.

Commitments for unused lines-of-credit advances totaled $1.5 billion at both March 31, 2006, and December 31, 2005. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than March 31, 2011. Total commitments for bond purchases were $553.5 million and $554.0 million at March 31, 2006, and December 31, 2005, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2006.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See the Bank’s 2005 Annual Report on Form 10-K - Item 1 - Business - Assessments section for additional information regarding REFCorp and AHP assessments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Bank’s financial statements and reported results of operations are based on GAAP, which requires the Bank to use estimates and assumptions that may affect our reported results and disclosures. Management believes the application of the following accounting policies involve the most critical or complex estimates and assumptions used in preparing the Bank’s financial statements: accounting for derivatives, the use of fair-value estimates, amortization of deferred premium/discount associated with prepayable assets, and the allowance for loan losses. The assumptions involved in applying these policies are discussed in the Bank’s 2005 Annual Report on Form 10-K.

As of March 31, 2006, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from its audited financial statements except as follows. In conjunction with the Bank’s ongoing assessment and continual updating of assumptions, management updated the prepayment projections for MBS held in portfolio as a result of higher interest rates.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). On February 16, 2006, the FASB issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed. The Bank has not yet determined the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.

DIG Issue B38 and DIG Issue B39. On June 30, 2005, the FASB issued Derivatives Implementation Group (DIG) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses the application of SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 became effective on January 1, 2006 and did not have a material impact on the Bank’s results of operations or financial condition at the time of adoption.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed Capital Regulation

On March 8, 2006, the Finance Board voted to approve a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would restrict the amount of dividends that an FHLBank could pay whenever the FHLBank is not in compliance with the minimum retained earnings requirements and would prohibit any FHLBank from issuing dividends in the form of stock. The proposed rule may have significant implications for the Bank and its members, including the potential for a much higher level of retained earnings than the Bank currently has, as well as a period of significantly reduced dividends relative to recent trends. The Bank is in the process of analyzing the possible effects of the proposal, including those related to retained earnings and dividends, and will also explore steps to modify its business model to mitigate the potential impacts to shareholders.

The proposed regulation has been published in the Federal Register and will be open for public comment until July 13, 2006. We cannot anticipate what the final form of the regulation will take. The proposed regulation and related comments may be viewed at www.gpoaccess.gov/fr/index.html.

The proposed regulation is also available on the Finance Board’s web site at www.fhfb.gov/GetFile.aspx?FileID=4476.

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

The Federal Reserve Board’s decision to revise its PSR policy only affects the Bank’s intra-day liquidity, not its overall liquidity position. Consequently, the Bank will manage its intra-day liquidity by forecasting and identifying specific business days that represent high liquidity risk. An example may be a date on which the Bank has a large debt payment scheduled.

The Bank is evaluating several strategies to mitigate this potential intra-day liquidity risk:

1.               Since the cash proceeds from the issuance of forward settling CO DNs are available to the Office of Finance in the morning, the Bank plans to actively utilize CO DNs settling on days on which the Bank is obligated to make significant bond principal and interest payments.

a.               Currently, the Federal Home Loan Bank System (the System) auctions short term CO DNs every Tuesday and Thursday that settle on Wednesday and Friday, respectively. The Bank can easily utilize these auctions to provide liquidity on the specific high liquidity risk days.

b.              The Bank can also use overnight or short-term CO DNs that would settle on the next day to provide sufficient liquidity on these specific days.

2.               The Bank maintains sufficient unencumbered securities collateral to enter into bilateral repurchase transactions to mitigate liquidity risk. The repurchase-agreement transaction would settle on a delivery-versus-payment basis no later than the 3:00 p.m. deadline (assuming no extension).

3.               The Bank can enter into bilateral reverse-repurchase transactions to mitigate the risk of late return of funds from maturing money-market investments. The 3:00 p.m. settlement deadline (assuming no extension) ensures that the return of funds complies with the 4:00 p.m. settlement deadline for principal and interest payments on CO bonds.

4.               The Bank can issue fixed-rate term debt and enter into an interest-rate-swap transaction such that the Bank receives a fixed rate (to offset the Bank’s debt payments) and pays floating rate, which resets daily based on the Federal Funds Effective Rate, effectively creating a bond that pays a floating-rate coupon that resets each night. This strategy mitigates liquidity risk since the Bank has issued long-term debt instead on a series of overnight (or short-term) debt. Since this debt is converted (via the interest-rate-swap hedge) to a synthetic daily floating-rate liability, the Bank’s incurs no mismatch in the term of reset of its liabilities relative to issuing overnight federal funds. However, the daily cost of funds under this strategy could be more or less than one of issuing overnight CO DNs on a daily basis.

5.             The Bank can move the advance repayment deadline for certain advances earlier than the current 5:00 p.m. deadline. This method would be considered only if the preceding methods were deemed inadequate to mitigate the Bank’s liquidity risk.

The FHLBanks are evaluating the impact of this proposed change on their operations. Among other impacts, these changes will affect the FHLBanks’ cash-management routines and related business practices. However, it is not possible to reliably predict what, if any, changes will be made and what effect the changes would have on the FHLBanks.

Delay in Publication of the FHLBanks’ Combined Financial Reports; Intended Restatements by the Office of Finance and Certain FHLBanks; Delays in Certain FHLBanks’ SEC Registration

The Office of Finance has not yet published the FHLBanks’ 2004 third quarter combined financial report, 2004 full-year combined financial report, or any subsequent combined financial reports. In addition, the Office of Finance has announced that its board of directors had decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. The Office of Finance has stated that the delays in publication and intended restatements were the result of certain regulatory and accounting matters at some of the FHLBanks. The Office of Finance has also stated that it expects to delay publication of the FHLBanks’ combined financial reports until all of the FHLBanks have completed their registrations with the SEC. By Finance Board regulation, each FHLBank was required to register a class of its equity securities under the Securities Act of 1934 and to ensure that the registration became effective no later than August 29, 2005. Currently, only seven of the FHLBanks, including the Bank, have completed their registration with the SEC, and three of the five FHLBanks that have not completed their registration with the SEC have announced that they will restate prior period financial statements. It is uncertain at this time what effect, if any, the delays in publication, the delays in registration, or the intended restatements will have on the cost of System debt, the timing of the issuance of new System debt, or other aspects of the Bank’s operations.

RECENT REGULATORY ACTIONS AND CREDIT-RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $935.8 billion at March 31, 2006, and $937.5 billion at December 31, 2005.

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

S&P has downgraded three of the FHLBanks’ individual long-term credit ratings from AAA to AA+. Moody’s has not downgraded any FHLBanks’ individual long-term credit ratings from AAA. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the COs issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. In addition, the Bank cannot provide assurance that rating agencies will not reduce the Bank’s ratings or those of the System or any other FHLBank in the future.

The Bank has evaluated the known regulatory actions and individual long-term credit-rating downgrades as of March 31, 2006, and as of each period end presented, has determined that they have not materially increased the possibility that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

The Bank has a comprehensive risk-governance structure. The Bank’s Risk-Management Policy identifies six major risk categories relevant to business activities:

•                  Credit risk is the risk to earnings or capital of an obligor’s failure to meet the terms of any contract with the Bank or otherwise perform as agreed. The Credit Committee oversees credit risk primarily through ongoing oversight and limits on credit exposure.

•                  Market risk is the risk to earnings or market value of equity (MVE) due to adverse movements in interest rates or interest-rate spreads. Market risk is primarily overseen by the Asset-Liability Committee through ongoing review of value-at-risk (VaR) and the economic value of capital. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility.

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

Management further delineates the Bank’s risk appetite for specific business activities and provides risk oversight through the following committees:

•                  Management Committee is the Bank’s overall risk-governance, strategic-planning, and policymaking group. The committee, which is comprised of the Bank’s senior officers, reviews and recommends to the board of directors for approval all revisions to major policies of the organization. All decisions by this committee are subject to final approval by the president of the Bank.

•                  Asset-Liability Committee is responsible for the management of market risk, including liquidity and options risks. The Asset-Liability Committee conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance the Bank’s financial performance within established risk limits consistent with the Risk-Management Policy and the Strategic Business Plan.

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

•                     Information Technology and Security Oversight Committee provides senior management oversight and governance of the information-technology, information-security, and business-continuity functions of the Bank. The committee approves the major priorities and overall level of funding for these functions, within the context of the Bank’s strategic business priorities and established risk-management objectives.

This list of internal management committees may change from time to time based on new business or regulatory requirements.

Credit Risk

Credit Risk — Advances. The Bank minimizes credit risk on advances by holding sufficient collateral to protect itself from losses. The Bank has never experienced a credit loss on an advance. Based upon the collateral held as security on advances and the Bank’s prior repayment history, the Bank does not believe that an allowance for losses on advances is necessary at this time.

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

Additionally, borrowing members in blanket-lien and listing-collateral status typically must submit to the Bank, on at least an annual basis, an audit opinion that confirms that the member is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank’s discretion, to submit such an audit opinion.

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

Advances outstanding to members in blanket-lien status at March 31, 2006, totaled $39.9 billion. For these members, the Bank had access to collateral underwritten security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling more than $67.0 billion as of March 31, 2006. Of this total, $18.1 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $4.7 billion of securities are held by members’ securities corporations, and $11.1 billion of residential mortgage loans that have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at March 31, 2006, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of March 31, 2006

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral
Listing-collateral status	13	$155,475	$243,593
Delivery-collateral status	15	632,144	823,044
Total par value	28	$787,619	$1,066,637

Credit Risk — Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At March 31, 2006, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments was $8.7 billion to 46 counterparties, of which $6.1 billion was for federal funds sold, and $2.6 billion was for other unsecured investments. As of March 31, 2006, no individual counterparty represented more than 10 percent of the Bank’s total unsecured credit exposure.

The Bank also invests in and is subject to secured credit risk related to MBS, asset-backed securities (ABS), and state and local housing or economic-development finance agencies (HFA) bonds that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated AAA at the time of purchase. HFA bonds must carry a credit rating of AA or higher as of the date of purchase.

Credit ratings on these investments as of March 31, 2006, are provided in the following table.

Credit Ratings of Investments
As of March 31, 2006

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	AAA	AA	A	Unrated
Money-market instruments (2):
Interest-bearing deposits	$50	$1,545,000	$150,000	$—
Securities purchased under agreements to resell	—	250,000	—	—
Federal funds sold	—	2,035,000	4,067,000	—
Investment securities:
U.S. agency obligations	74,134	—	—	—
U.S. government corporations	217,502	—	—	—
Government-sponsored enterprises	159,986	—	—	29,912
Other FHLBanks’ bonds	14,863	—	—	—
International agency obligations	379,227	—	—	—
State or local housing-agency obligations	253,779	82,121	—	—
MBS issued by government-sponsored enterprises	1,486,303	—	—	—
MBS issued by private trusts	4,739,453	—	—	—
ABS backed by home-equity loans	177,139	—	—	—
Total investments	$7,502,436	$3,912,121	$4,217,000	$29,912

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used. If a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(2)          The issuer rating is used.

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. While Bank management believes this risk is appropriately managed through underwriting standards and member CEs, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $1.8 million at March 31, 2006. As of March 31, 2006, nonaccrual loans amounted to $6.2 million and consisted of 99 loans out of approximately 51,700 loans. During the first quarter of 2006, the Bank had no loans charged off related to mortgage loans foreclosed upon nor did the Bank have any recoveries from the resolution of loans previously charged off. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the loss experience on rated residential MBS, and an analysis of the loan-loss-reserve levels used by Freddie Mac. Freddie Mac is a GSE that comprises a substantial portion of the secondary mortgage market. The underwriting standards used by Freddie Mac are similar to those of the MPF program. The use of these sources considers the fact that the Bank obtains sufficient CE on each pool of loans to achieve the equivalent of a long-term AA credit rating. The Bank relies on this approach as MPF is a relatively new program with a limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from the MBS and GSE-indexing methodology and relying primarily on the actual loss experience of the MPF portfolio. Management will begin to rely primarily on the Bank’s actual loss experience when the MPF portfolio is sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own loss experience.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide CEs in place of the PFI, as well as primary MI coverage on individual loans. As of March 31, 2006, the Bank is the beneficiary of primary MI coverage on $279.8 million of conventional mortgage loans, and the Bank is the beneficiary of secondary MI coverage on mortgage pools with a total unpaid principal balance of $3.2 billion. Eight MI companies provide all of the coverage under these policies. All of these companies are rated at least AA by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows MI companies as of March 31, 2006, with MI coverage greater than 10 percent of total MI coverage.

MI Companies with Coverage Greater than 10% of Total MI Coverage
As of March 31, 2006

(dollars in thousands)

MI Company	MI Coverage	Percent of Total MI Coverage
United Guaranty Residential Insurance Corporation	$23,438	27.9%
Mortgage Guaranty Insurance Corporation	21,897	26.1
Genworth Mortgage Insurance Corporation	12,745	15.2
PMI Mortgage Insurance Company	9,012	10.7

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. Unsecured credit exposure is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with member institutions in cases where the master-netting agreements are subject to a one-way collateral provision in which the Bank is the sole secured party and the Bank is fully secured. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured at least weekly and, in many cases, daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of March 31, 2006, the Bank had two interest-rate derivative contracts with notional amounts totaling $10.0 million outstanding with a member institution.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of March 31, 2006
Interest-rate-exchange agreements: (1)
AAA	$40,725	1	$—	$—
AA	13,690,835	11	—	—
A	11,073,705	7	36,102	283
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	24,815,265	20	36,102	283
Mortgage-loan-purchase commitments (3)	9,100	—	—	—
Forward Contracts	7,500	1	—	—
Total derivatives	$24,831,865	21	$36,102	$283
As of December 31, 2005
Interest-rate-exchange agreements: (1)
AAA	$40,725	1	$—	$—
AA	13,380,835	11	162	162
A	11,490,356	7	45,270	1,360
Total interest-rate-exchange agreements	24,911,916	19	45,432	1,522
Mortgage-loan-purchase commitments (3)	7,342	—	15	—
Forward Contracts	5,000	1	—	—
Total derivatives	$24,924,258	20	$45,447	$1,522

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used. If a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(2)          This represents two contracts with a member institution.

(3)          Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank’s members.

The notional amount of interest-rate-exchange agreements outstanding totaled $24.8 billion and $24.9 billion at March 31, 2006, and December 31, 2005, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of March 31, 2006.

As of March 31, 2006, and December 31, 2005, the following counterparties represented more than 10 percent of the total notional amount outstanding (dollars in thousands):

	March 31, 2006		December 31, 2005
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Notional Amount Outstanding	Percent of Total Notional Outstanding
JP Morgan Chase Bank	$4,279,830	17.3%	$4,393,630	17.6%
Deutsche Bank AG	3,746,810	15.1	3,790,310	15.2

The Bank also maintains unsecured lines of credit with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are overnight to 270 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank’s COs and DNs.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. In March 2006, the Bank’s Asset-Liability Committee authorized the issuance of $500 million of fixed-rate debt with terms to maturity averaging approximately three years. This strategy was intended to make the Bank’s return on equity rise more rapidly during a period of increasing interest rates. As of March 31, 2006, the Bank had issued $200 million par value of callable and noncallable fixed-rate bonds with a weighted-average initial duration at issuance of 2.65-years. As of April 18, 2006, the Bank completed this issuance program, having issued $500 million par value of callable and non-callable fixed-rate bonds with a weighted-average initial duration at issuance of 2.73 years. At March 31, 2006, fixed-rate noncallable debt amounted to $9.1 billion, compared with fixed-rate noncallable debt levels of $9.0 billion at December 31, 2005.

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

Investments

The Bank holds long-term bonds issued by U.S. agencies, U.S government corporations, international agency obligations, and instrumentalities. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At March 31, 2006, and December 31, 2005, this portfolio amounted to $765.0 million and $765.3 million, respectively.

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

To offset some of the interest-rate risk and options risk embedded in its mortgage-loan portfolio, the Bank issues fixed-rate callable debt, which the Bank can redeem at par at its discretion on predetermined call dates. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and noncallable long-term debt to optimize its ability to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Moreover, certain interest-rate and options-risk strategies may require hedge structures that are not available to the Bank through debt-issuance activities, such as options with out-of-the-money strike prices. For this reason, management has enacted a more comprehensive hedging strategy, incorporating the use of derivatives, to effectively mitigate the residual risks inherent in the sensitivity profile.

To hedge the risk of loss of premium on mortgage loans due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to provide an offset to the loss of purchase premiums that might result from rapid prepayments in the event of a downturn in interest rates. In accordance with SFAS 133, these derivatives are recorded at fair value. However, these derivatives are not accounted for as hedges under SFAS 133, as changes in their fair values are designed to provide an offset to the rapid amortization of premium and resulting yield decline on mortgage loans purchased under the MPF program in a falling interest-rate environment. At March 31, 2006, receiver swaptions amounted to $325.0 million (notional) with an estimated fair value of $0.2 million.

Interest-rate-risk management activities can significantly affect the level and timing of net income due to a variety of factors. As receiver swaptions are accounted for on a standalone basis and not as part of a hedge relationship under SFAS 133, changes in their fair values are recorded through net income each month. This may increase net income volatility if the offsetting periodic change in the MPF premium profile is markedly different or delayed from the fair-value change in the receiver swaptions. Additionally, performance of the MPF portfolio is interest-rate-path dependent, while receiver swaptions values are solely based on forward-looking rate expectations.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of March 31, 2006, the Bank had $7.5 million of outstanding TBA hedges. The total fair value of these hedges as of March 31, 2006, was an unrealized gain of $20,000.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive coupons that offset the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total debt used in conjunction with interest-rate-exchange agreements amounted to $19.0 billion as of March 31, 2006, and December 31, 2005. The interest-rate-exchange agreements as of March 31, 2006, and December 31, 2005, represented 58.4 percent and 58.3 percent, respectively, of the Bank’s total outstanding CO bonds.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2006, and December 31, 2005. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment
As of March 31, 2006

(dollars in thousands)

Hedged Item	Derivative	Hedged Risk	SFAS 133 Hedge Designation	Derivative Notional Amount	Derivative Estimated Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$ 8,042,925	$ 42,342
	Caps	Benchmark interest rate	Fair value	317,000	5,549
Total associated with advances				8,359,925	47,891
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(75,943)
Trading securities	Swaps	Overall fair value	Economic	236,500	1,319
	Caps	Overall fair value	Economic	466,000	1
Total associated with trading securities				702,500	1,320
Mortgage loans	Swaptions	Overall fair value	Economic	325,000	192
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	14,517,084	(277,445)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,799
Total				24,815,265	(300,186)
Mortgage delivery commitments (1)				9,100	(35)
Forward Contracts				7,500	20
Total derivatives				$ 24,831,865	(300,201)
Accrued interest					160,848
Net derivatives					$ (139,353)
Derivative asset					$36,121
Derivative liability					(175,474)
Net derivatives					$ (139,353)

(1)   Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2005

(dollars in thousands)

Hedged Item	Derivative	Hedged Risk	SFAS 133 Hedge Designation	Derivative Notional Amount	Derivative Estimated Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$ 8,069,575	$ (29,317)
	Caps	Benchmark interest rate	Fair value	317,000	4,172
Total associated with advances				8,386,575	(25,145)
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(120,773)
Trading securities	Swaps	Overall fair value	Economic	221,500	(205)
	Caps	Overall fair value	Economic	466,000	1
Total associated with trading securities				667,500	(204)
Mortgage loans	Swaptions	Overall fair value	Economic	525,000	71
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	14,422,085	(205,434)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	4,584
Total				24,911,916	(346,901)
Mortgage delivery commitments (1)				7,342	13
Forward Contracts				5,000	(11)
Total derivatives				$24,924,258	(346,899)
Accrued interest					136,484
Net derivatives					$ (210,415)
Derivative asset					$45,447
Derivative liability					(255,862)
Net derivatives					$ (210,415)

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

Market Value of Equity Estimation and Risk Limit. MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholders’ equity account, MVE represents the shareholders’ equity account in present-value terms. Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario’s likelihood.

VaR is defined to equal the ninety-ninth percentile potential reduction in MVE based on historical simulation of interest-rate scenarios. These scenarios correspond to interest-rate changes historically observed over 120-business-day periods starting at the most recent monthend and going back monthly to the beginning of 1978. This approach is useful in establishing risk-tolerance limits and is commonly used in asset/liability management; however, it does not imply a forecast of future interest-rate behavior. The Bank’s Risk-Management Policy requires that VaR not exceed the latest quarterend level of retained earnings plus the Bank’s most recent quarterly estimate of net income over the next six months.

The table below presents the historical simulation VaR estimate as of March 31, 2006, and December 31, 2005, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then-current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	March 31, 2006		December 31, 2005
Confidence Level	% of MVE (1)	$(million)	% of MVE (1)	$(million)
50%	-0.31%	$(8.40)	-0.20%	$(5.56)
75%	1.04	28.53	1.15	31.57
95%	2.44	70.90	2.83	77.65
99%	3.73	108.25	4.88	133.76

(1)        Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors, as well as to an increase in the proportion of fixed-rate CO bond funding, decreased by $25.5 million to $108.3 million as of March 31, 2006, from $133.8 million as of December 31, 2005. The decreased estimates of risk are due primarily to the Bank’s extension of the maturity of $200 million of debt during March 2006.

Income Simulation and Repricing Gaps. Beginning in 2004, to provide an additional perspective on market and interest-rate risks, the Bank developed an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for March 31, 2006, showed that in the worst-case scenario, the Bank’s return on equity would fall to three basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of the yield curve.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; members’ deposits are withdrawn at a rate of 50 percent per day; and five percent of unused outstanding MPF master commitments are funded each day. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk-Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight-week forecast. The following table shows the Bank’s structural liquidity as of March 31, 2006.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2
Contractual sources of funds	$5,654,173	$11,156,450
Less: Contractual uses of funds	(3,352,053)	(9,710,124)
Equals: Net cash flow	2,302,120	1,446,326
Less: Cumulative contingent obligations	15,362,384	22,601,491
Equals: Net structural liquidity requirement	$(13,060,264)	$(21,155,165)

Available borrowing capacity	$23,762,600	$33,142,109
Ratio of available borrowing capacity to net structural liquidity need	1.82	1.57
Required ratio	1.00	0.50

In February 2005, the Bank’s board of directors revised the Risk-Management Policy to adopt an additional requirement for the Bank to maintain a standard of net excess of liquidity within a 90-day timeframe, such that total liquidity sources less total liquidity uses represent a net positive liquidity position. Examples of liquidity sources include COs traded but not settled, money-market maturities, advance maturities, and the discounted value of securities available for repurchase. Examples of liquidity uses include contractual principal payments, commitments to be settled, and member-deposit outflow of 50 percent and 100 percent for overnight and term deposits, respectively. In the event that the Bank does not meet the standard of a positive net excess of liquidity within a 90-day timeframe, the Bank’s senior management team is immediately notified to determine whether any action is required to correct the Bank’s net liquidity position. The following shows the Bank’s 90-day liquidity position at March 31, 2006.

90-Day Liquidity Position

(dollars in thousands)

90-Day Cumulative Amount
Principal receipts from maturing assets	$29,221,000
Pledgeable assets	7,625,000
Total 90-day liquidity sources	36,846,000

Consolidated obligations due	31,520,000
Unsettled commitments	188,000
Estimated potential deposit outflows	357,000
Total 90-day liquidity uses	32,065,000

Net 90-day liquidity	$4,781,000

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations and the liquidity needs of its members in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of March 31, 2006, and December 31, 2005, the Bank held a surplus of $7.1 billion and $6.1 billion, respectively, of liquidity (exclusive of access to CO debt) issuance within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of March 31, 2006, the Bank’s contingency liquidity, as measured in accordance with 12 CFR §917 was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day
Contractual sources of funds	$5,302,053
Less: contractual uses of funds	(6,466,176)
Equals: net cash flow	(1,164,123)

Contingency borrowing capacity (exclusive of CO debt)	8,301,437

Net contingency borrowing capacity	$7,137,314

Additional information regarding liquidity is provided in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Management’s strategies for mitigating business risk include annual and long-term strategic planning exercises, continually monitoring key economic indicators and projections, the Bank’s external environment, and developing contingency plans where appropriate. The Bank’s risk-assessment process also considers business risk, where appropriate, for each of the Bank’s major business activities.

Operational Risk

The Bank has a system of controls to mitigate operational risk. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls to ensure that responsibilities are adequately segregated and that the activities of the Bank are appropriately monitored and reported to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. Additionally, the Bank’s Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank’s adherence to established policies and procedures. However, some operational risks are beyond its control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

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

Insurance Coverage. The Bank has insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability protection for breach of duty, misappropriation of funds, negligence, and acts of omission. Additionally, comprehensive insurance coverage is currently in place for electronic data-processing equipment and software, personal property, leasehold improvements, fire/explosion/water damage, and personal injury including slander and libelous actions. The Bank maintains additional insurance protection as deemed appropriate, which covers automobiles, company credit cards, and business-travel accident and supplemental traveler’s coverage for both directors and staff. The Bank uses the services of an insurance consultant who periodically conducts a comprehensive review of insurance-coverage levels.

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

Item 4.        Controls and Procedures

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, chief operating officer, chief financial officer, chief accounting officer, and controller as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, chief operating officer, chief financial officer, chief accounting officer, and controller have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

During the first quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1.        Legal Proceedings

The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A.     Risk Factors

There are no material changes from the risk factors as previously disclosed in the Bank’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 30, 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston *

3.2	By-laws of the Federal Home Loan Bank of Boston *

4	Capital Plan of the Federal Home Loan Bank of Boston *

10.1	Non-qualified Deferred Compensation Program for the Directors of the Federal Home Loan Bank of Boston

10.1.1	Deferral Agreement between the Federal Home Loan Bank of Boston and Robert F. Verdonck dated December 12, 2005

10.1.2	Deferral Agreement between the Federal Home Loan Bank of Boston and Peter F. Crosby dated December 20, 2005

10.2	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Michael A. Jessee dated December 28, 2005

10.3	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Michael L. Wilson dated December 30, 2005

10.4	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Edward B. Dumas dated December 29, 2005

10.5	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and William L. Oakley dated December 30, 2005

10.6	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Frank Nitkiewicz dated December 29, 2005

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Incorporated by reference to the correspondingly numbered Exhibit to our Registration Statement on Form 10 filed with the Commission on October 31, 2005.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Boston

Date:	May 12, 2006	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)