Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Boston
filed 2006-08-10
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares outstanding
as of July 31, 2006

Class B Stock, par value $100	25,849,061

Federal Home Loan Bank of Boston

Form 10-Q

i

Part I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$13,923	$9,683
Interest-bearing deposits in banks	765,050	2,130,050
Securities purchased under agreements to resell	750,000	—
Federal funds sold	7,304,000	4,775,000
Investments:
Trading securities – includes $0 and $193 pledged as collateral at June 30, 2006, and December 31, 2005, that may be repledged.	189,742	216,578
Available-for-sale securities – includes $15,129 and $109,455 pledged as collateral at June 30, 2006, and December 31, 2005, that may be repledged.	948,005	1,016,488
Held-to-maturity securities – includes $0 and $11,429 pledged as collateral at June 30, 2006, and December 31, 2005, that may be repledged (1).	7,022,940	6,328,672
Advances	40,585,624	38,067,896
Mortgage loans held for portfolio, net of allowance for credit losses of $1,759 and $1,843 at June 30, 2006, and December 31, 2005	4,737,631	4,886,494
Accrued interest receivable	201,146	190,056
Premises and equipment, net	5,917	6,103
Derivative assets	38,388	45,447
Other assets	24,263	27,567

Total Assets	$62,586,629	$57,700,034

LIABILITIES
Deposits:
Interest-bearing	$744,893	$597,829
Non-interest-bearing	5,841	4,262
Total deposits	750,734	602,091

Consolidated obligations, net:
Bonds	30,810,552	29,442,073
Discount notes	27,633,213	24,339,903
Total consolidated obligations, net	58,443,765	53,781,976

Mandatorily redeemable capital stock	12,362	8,296
Accrued interest payable	302,163	276,427
Affordable Housing Program (AHP)	40,744	35,957
Payable to Resolution Funding Corporation (REFCorp)	11,700	13,366
Dividends payable	74	30,209
Derivative liabilities	152,760	255,862
Other liabilities	119,341	18,101

Total liabilities	59,833,643	55,022,285

Commitments and contingencies (Note 15)

CAPITAL
Capital stock – Class B – putable ($100 par value), 25,412 shares and 25,311 shares issued and outstanding at June 30, 2006, and December 31, 2005	2,541,218	2,531,145
Retained earnings	193,303	135,086
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	16,404	8,504
Net unrealized gain relating to hedging activities	2,818	3,771
Minimum pension liability	(757)	(757)

Total capital	2,752,986	2,677,749

Total Liabilities and Capital	$62,586,629	$57,700,034

(1)          Fair values of held-to-maturity securities were $6,999,285 and $6,350,274 at June 30, 2006, and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$499,724	$241,903	$956,899	$459,070
Prepayment fees on advances, net	13	1,322	(266)	5,891
Interest-bearing deposits in banks	17,229	14,541	37,181	32,151
Securities purchased under agreements to resell	4,686	4,782	11,405	8,528
Federal funds sold	46,283	25,213	89,100	54,393
Investments:
Trading securities	2,869	3,524	5,868	7,185
Available-for-sale securities	11,096	6,802	21,115	12,430
Held-to-maturity securities	85,700	66,880	163,779	128,726
Prepayment fees on investments	754	2,141	2,513	5,741
Mortgage loans held for portfolio	60,112	50,618	120,739	99,566
Other	7	—	7	—
Total interest income	728,473	417,726	1,408,340	813,681

INTEREST EXPENSE
Consolidated obligations:
Bonds	343,278	241,892	651,791	472,643
Discount notes	302,476	114,793	594,562	220,879
Deposits	6,066	4,031	10,853	7,567
Mandatorily redeemable capital stock	188	609	310	1,180
Other borrowings	121	49	293	120
Total interest expense	652,129	361,374	1,257,809	702,389

NET INTEREST INCOME	76,344	56,352	150,531	111,292

(Reduction of) provision for credit losses on mortgage loans	(18)	81	(73)	153

NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS	76,362	56,271	150,604	111,139

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	(1,309)	(215)	(9,334)
Service fees	802	593	1,335	1,155
Net realized and unrealized (loss) gain on trading securities	(1,055)	475	(2,648)	(3,414)
Net (loss) gain on derivatives and hedging activities	(144)	(9,729)	769	(5,364)
Other	13	49	(17)	51

Total other loss	(384)	(9,921)	(776)	(16,906)

OTHER EXPENSE
Operating	11,130	10,965	21,773	21,496
Finance Board and Office of Finance	840	724	1,742	1,601
Other	286	126	560	198
Total other expense	12,256	11,815	24,075	23,295

INCOME BEFORE ASSESSMENTS	63,722	34,535	125,753	70,938

AHP	5,221	2,881	10,297	6,492
REFCorp	11,700	6,331	23,091	14,313
Total assessments	16,921	9,212	33,388	20,805

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	46,801	25,323	92,365	50,133

Cumulative effect of change in accounting principle	—	—	—	7,118

NET INCOME	$46,801	$25,323	$92,365	$57,251

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, MARCH 31, 2005	21,926	$2,192,569	$106,732	$6,812	$2,306,113

Proceeds from sale of capital stock	1,179	117,942			117,942
Repurchase/redemption of capital stock	(2,472)	(247,214)			(247,214)
Comprehensive income:
Net income			25,323		25,323
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(2,054)	(2,054)
Net unrealized gains relating to hedging activities				1,042	1,042
Reclassification adjustment for previously deferred hedging gains and losses included in income				(995)	(995)
Total comprehensive income					23,316
Cash dividends on capital stock (4.25%) (1)			(22,289)		(22,289)

BALANCE, JUNE 30, 2005	20,633	$2,063,297	$109,766	$4,805	$2,177,868

BALANCE, MARCH 31, 2006	27,090	$2,709,033	$146,502	$14,150	$2,869,685

Proceeds from sale of capital stock	866	86,637			86,637
Repurchase/redemption of capital stock	(2,544)	(254,452)			(254,452)
Comprehensive income:
Net income			46,801		46,801
Other comprehensive income:
Net unrealized gains on available-for-sale securities				4,786	4,786
Reclassification adjustment for previously deferred hedging gains and losses included in income				(471)	(471)
Total comprehensive income					51,116

BALANCE, JUNE 30, 2006	25,412	$2,541,218	$193,303	$18,465	$2,752,986

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2004	20,858	$2,085,814	$95,866	$(2,716)	$2,178,964

Proceeds from sale of capital stock	3,157	315,707			315,707
Repurchase/redemption of capital stock	(3,382)	(338,214)			(338,214)
Reclassifications of shares to mandatorily redeemable capital stock	—	(10)			(10)
Comprehensive income:
Net income			57,251		57,251
Other comprehensive income:
Net unrealized gains on available-for-sale securities				8,237	8,237
Net unrealized gains relating to hedging activities				828	828
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,544)	(1,544)
Total comprehensive income					64,772
Cash dividends on capital stock (4.12%) (1)			(43,351)		(43,351)

BALANCE, JUNE 30, 2005	20,633	$2,063,297	$109,766	$4,805	$2,177,868

BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749

Proceeds from sale of capital stock	2,756	275,626			275,626
Repurchase/redemption of capital stock	(2,586)	(258,625)			(258,625)
Reclassifications of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			92,365		92,365
Other comprehensive income:
Net unrealized gains on available-for-sale securities				7,900	7,900
Reclassification adjustment for previously deferred hedging gains and losses included in income				(953)	(953)
Total comprehensive income					99,312
Cash dividends on capital stock (2.62%) (1)			(34,148)		(34,148)

BALANCE, JUNE 30, 2006	25,412	$2,541,218	$193,303	$18,465	$2,752,986

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES

Net income	$92,365	$57,251
Cumulative effect of change in accounting principle	—	(7,118)
Income before cumulative effect of change in accounting principle	92,365	50,133

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and derivatives	60,248	(51,774)
Net premiums and discounts on mortgage loans	4,549	7,126
Concessions on consolidated obligations	2,785	3,562
Premises and equipment	894	608
Other	1,227	3,917
(Reduction of) provision for credit losses on mortgage loans	(73)	153
Net gain due to change in net fair-value adjustments on derivatives and hedging activities	(5,456)	(5,763)
Loss on disposal of Bank premises and equipment	11	—
Loss on early extinguishment of debt	215	9,334
Net change in:
Trading securities	26,836	35,546
Accrued interest receivable	(11,090)	(7,322)
Other assets	3,351	700
Derivative assets and liabilities – accrued interest	(21,865)	42,878
Accrued interest payable	25,736	24,937
AHP liability and discount on AHP and other housing-program advances	5,478	820
Payable to REFCorp	(1,666)	2,534
Other liabilities	1,239	(706)

Total adjustments	92,419	66,550

Net cash provided by operating activities	184,784	116,683

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits in banks	1,365,000	695,000
Securities purchased under agreements to resell	(750,000)	(100,000)
Federal funds sold	(2,529,000)	1,081,800
Premises and equipment	(719)	(416)
Held-to-maturity securities:
Proceeds from maturities	1,154,770	1,050,287
Purchases	(1,750,514)	(1,467,235)
Advances to members:
Principal collected	399,757,355	445,381,628
Disbursed	(402,385,858)	(443,015,512)
Mortgage loans held for portfolio:
Principal collected	326,156	403,677
Purchased	(182,828)	(612,422)

Net cash (used in) provided by investing activities	(4,995,638)	3,416,807

FINANCING ACTIVITIES

Net change in deposits	150,004	(15,539)
Net proceeds from issuance of consolidated obligations:
Discount notes	350,614,849	392,755,640
Bonds	4,645,505	5,486,395
Bonds transferred from other Federal Home Loan Banks (FHLBanks)	19,872	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(347,358,314)	(396,287,715)
Bonds	(3,206,678)	(5,394,373)
Proceeds from issuance of capital stock	275,626	315,707
Payments for redemption of mandatorily redeemable capital stock	(2,862)	(18,506)
Payments for repurchase/redemption of capital stock	(258,625)	(338,214)
Cash dividends paid	(64,283)	(37,857)

Net cash provided by (used in) financing activities	4,815,094	(3,534,462)

Net increase (decrease) in cash and cash equivalents	4,240	(972)

Cash and cash equivalents at beginning of the period	9,683	11,891

Cash and cash equivalents at end of the period	$13,923	$10,919

Supplemental disclosure:
Interest paid	$1,186,251	$677,362
AHP payments	$4,478	$5,292
REFCorp payments	$24,757	$11,778

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston (the Bank) audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K as of December 31, 2005.

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Note 2 – Trading Securities

Major Security Types. Trading securities as of June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Mortgage-backed securities (MBS)
U.S. government guaranteed	$48,298	$55,026
Government-sponsored enterprises	73,076	85,776
Other	68,368	75,776

Total	$189,742	$216,578

Net losses on trading securities for the six months ended June 30, 2006 and 2005, include a change in net unrealized holding losses of $2.6 million and $3.4 million, respectively.

Note 3 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of June 30, 2006, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

International agency obligations	$351,632	$13,828	$(340)	$365,120
U.S. government corporations	213,734	—	(1,450)	212,284
Government-sponsored enterprises	184,521	2,438	(1,246)	185,713
Other FHLBanks’ bonds	14,743	8	—	14,751
	764,630	16,274	(3,036)	777,868

Mortgage-backed securities
Government-sponsored enterprises	173,198	—	(3,061)	170,137

Total	$937,828	$16,274	$(6,097)	$948,005

Available-for-sale securities as of December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

International agency obligations	$351,955	$45,952	$—	$397,907
U.S. government corporations	213,812	16,763	—	230,575
Government-sponsored enterprises	184,694	12,033	(423)	196,304
Other FHLBanks’ bonds	14,800	209	—	15,009

	765,261	74,957	(423)	839,795
Mortgage-backed securities
Government-sponsored enterprises	173,554	3,139	—	176,693

Total	$938,815	$78,096	$(423)	$1,016,488

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the unrealized loss for each security currently recognized in other comprehensive income.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities, as of June 30, 2006, and December 31, 2005, by contractual maturity, are shown below (dollars in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$9,234	$9,233	$—	$—
Due after one year through five years	86,763	85,968	96,173	96,647
Due after five years through 10 years	14,512	14,075	14,546	14,435
Due after 10 years	654,121	668,592	654,542	728,713

	764,630	777,868	765,261	839,795

Mortgage-backed securities	173,198	170,137	173,554	176,693

Total	$937,828	$948,005	$938,815	$1,016,488

The amortized cost of the Bank’s MBS classified as available-for-sale includes net premiums of $4.0 million and $4.3 million at June 30, 2006, and December 31, 2005, respectively.

Note 4 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of June 30, 2006, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. agency obligations	$70,304	$346	$(204)	$70,446
State or local housing-agency obligations	324,623	2,749	(3,092)	324,280
	394,927	3,095	(3,296)	394,726

Mortgage-backed securities
U.S. government guaranteed	17,930	253	—	18,183
Government-sponsored enterprises	1,122,496	5,971	(19,081)	1,109,386
Other	5,487,587	6,976	(17,573)	5,476,990
	6,628,013	13,200	(36,654)	6,604,559

Total	$7,022,940	$16,295	$(39,950)	$6,999,285

Held-to-maturity securities as of December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. agency obligations	$76,457	$2,381	$—	$78,838
State or local housing-agency obligations	344,372	9,994	—	354,366

	420,829	12,375	—	433,204
Mortgage-backed securities
U.S. government guaranteed	19,968	684	—	20,652
Government-sponsored enterprises	1,188,410	16,832	(7,242)	1,198,000
Other	4,699,465	14,454	(15,501)	4,698,418
	5,907,843	31,970	(22,743)	5,917,070

Total	$6,328,672	$44,345	$(22,743)	$6,350,274

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the carrying amount of any of the securities.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities as of June 30, 2006, and December 31, 2005, by contractual maturity, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$30	$30	$115	$116
Due after one year through five years	5,652	5,833	6,078	6,427
Due after five years through 10 years	8,300	8,580	8,615	9,205
Due after 10 years	380,945	380,283	406,021	417,456
	394,927	394,726	420,829	433,204

Mortgage-backed securities	6,628,013	6,604,559	5,907,843	5,917,070

Total	$7,022,940	$6,999,285	$6,328,672	$6,350,274

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net premiums of $613,000 and $3.5 million at June 30, 2006, and December 31, 2005, respectively.

Note 5 – Advances

Redemption Terms. At June 30, 2006, and December 31, 2005, the Bank had advances outstanding, including AHP advances, at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Overdrawn demand-deposit accounts	$23,185	5.65%	$43,253	4.72%
Due in one year or less	24,754,849	5.02	21,680,839	4.19
Due after one year through two years	4,659,549	4.58	4,957,818	4.18
Due after two years through three years	3,589,945	4.80	2,945,061	4.20
Due after three years through four years	2,133,755	4.93	1,976,556	4.31
Due after four years through five years	2,405,674	4.84	2,622,202	4.87
Thereafter	3,110,562	4.65	3,822,873	4.54

Total par value	40,677,519	4.90%	38,048,602	4.28%

Premium on advances	5,636		7,384
Discount on advances	(12,984)		(12,400)
SFAS 133 hedging adjustments	(84,547)		24,310

Total	$40,585,624		$38,067,896

At June 30, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million. The following table summarizes advances at June 30, 2006, and December 31, 2005, by year of maturity or next call date for callable advances (dollars in thousands):

	June 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$23,185	$43,253
Due in one year or less	24,784,849	21,680,839
Due after one year through two years	4,659,549	4,987,818
Due after two years through three years	3,589,945	2,945,061
Due after three years through four years	2,133,755	1,976,556
Due after four years through five years	2,375,674	2,622,202
Thereafter	3,110,562	3,792,873

Total par value	$40,677,519	$38,048,602

At June 30, 2006, and December 31, 2005, the Bank had putable advances outstanding totaling $5.2 billion and $5.6 billion, respectively. The following table summarizes advances outstanding at June 30, 2006, and December 31, 2005, by year of maturity or next put date for putable advances (dollars in thousands):

	June 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$23,185	$43,253
Due in one year or less	28,790,549	26,476,889
Due after one year through two years	4,640,399	4,851,518
Due after two years through three years	3,343,295	2,625,061
Due after three years through four years	1,166,355	1,312,106
Due after four years through five years	934,474	1,148,952
Thereafter	1,779,262	1,590,823

Total par value	$40,677,519	$38,048,602

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities, residential mortgage loans, cash or deposits,  member capital stock in the Bank, and other eligible real-estate-related assets as collateral on such advances. However, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions dealing with loans to small business or agriculture. At June 30, 2006, and December 31, 2005, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Par amount of advances:
Fixed-rate	$36,778,110	$34,617,706
Variable-rate	3,899,409	3,430,896

Total	$40,677,519	$38,048,602

Variable-rate advances noted in the above table include advances outstanding at June 30, 2006, and December 31, 2005, totaling $363.3 million and $317.0 million, respectively, which contain embedded interest-rate caps and floors.

Note 6 – Affordable Housing Program

The Bank charges the amount set aside for the AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. An analysis of the AHP liability for the six months ended June 30, 2006, and the year ended December 31, 2005, follows (dollars in thousands):

Roll-Forward of the AHP Liability	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$35,957	$33,199
AHP expense for the period	10,297	15,230
AHP direct grant disbursements	(4,478)	(9,584)
AHP subsidy for below-market-rate advance disbursements	(1,226)	(3,070)
Return of previously disbursed grants and subsidies	194	182

Balance at end of period	$40,744	$35,957

Note 7 – Mortgage Loans Held for Portfolio

The Bank’s Mortgage Partnership Finance® (MPF®) program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held for investment. Under the MPF program, the Bank’s members originate, service, and credit-enhance home mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,418,940	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	3,288,883	3,370,391
Premiums	46,472	51,501
Discounts	(13,550)	(13,051)
Deferred derivative losses and gains, net	(1,355)	(1,059)

Total mortgage loans held for portfolio	4,739,390	4,888,337

Less: allowance for credit losses	(1,759)	(1,843)

Total mortgage loans, net of allowance for credit losses	$4,737,631	$4,886,494

The par value of mortgage loans held for portfolio at June 30, 2006, and December 31, 2005, was comprised of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Conventional loans	$4,144,615	$4,222,303
Government-insured loans	563,208	628,643

Total par value	$4,707,823	$4,850,946

An analysis of the allowance for credit losses for the three and six months ended June 30, 2006 and 2005, follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,788	$1,451	$1,843	$1,379
Charge-offs	(11)	(37)	(11)	(37)
(Reduction of) provision for credit losses	(18)	81	(73)	153

Balance at end of period	$1,759	$1,495	$1,759	$1,495

“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At June 30, 2006, and December 31, 2005, the Bank had no recorded investments in impaired mortgage loans.

Mortgage loans on nonaccrual status at June 30, 2006, and December 31, 2005, totaled $4.4 million and $6.4 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. Real estate owned (REO) at June 30, 2006, and December 31, 2005, totaled $571,000 and $479,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the six months ended June 30, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $647,000 and $552,000, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $19,000 and $48,000 on the sale of REO assets during the three months ended June 30, 2006 and 2005, respectively. The Bank recognized net gains totaling $27,000 and $48,000 on the sale of REO assets during the six months ended June 30, 2006 and 2005, respectively. Gains and losses on the sale of REO assets are recorded in other income. The Bank did not incur expenses associated with maintaining these properties during the three months ended June 30, 2006. The Bank recorded expenses totaling $15,000 during the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, the Bank recorded expenses associated with maintaining these properties of $3,000 and $22,000, respectively. These expenses are recorded in other expense.

Note 8 – Deposits

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

The following table details interest-bearing and non-interest-bearing deposits as of June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005

Interest-bearing:
Demand and overnight	$720,968	$570,611
Term	21,327	24,524
Other	2,598	2,694
Non-interest-bearing:
Other	5,841	4,262

Total deposits	$750,734	$602,091

Note 9 – Consolidated Obligations

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

Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at June 30, 2006, and December 31, 2005, by the year of maturity (dollars in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due in one year or less	$11,111,535	3.69%	$8,287,805	3.22%
Due after one year through two years	7,141,355	4.07	7,401,505	3.63
Due after two years through three years	4,658,390	4.15	5,523,200	4.03
Due after three years through four years	1,218,485	4.28	1,747,435	3.79
Due after four years through five years	1,467,220	4.75	1,470,770	4.40
Thereafter	8,463,000	5.61	8,159,000	5.59

Total par value	34,059,985	4.38%	32,589,715	4.13%

Bond premium	17,606		24,829
Bond discount	(2,965,541)		(2,982,008)
SFAS 133 hedging adjustments	(301,498)		(190,463)

Total	$30,810,552		$29,442,073

Consolidated bonds outstanding at June 30, 2006, and December 31, 2005, include callable bonds totaling $17.3 billion and $16.7 billion, respectively.

The Bank’s consolidated bonds outstanding at June 30, 2006, and December 31, 2005, include (dollars in thousands):

	June 30, 2006	December 31, 2005
Par amount of consolidated bonds:
Noncallable and non-putable	$16,781,485	$15,911,215
Callable	17,278,500	16,678,500

Total par amount	$34,059,985	$32,589,715

The following table summarizes consolidated bonds outstanding at June 30, 2006, and December 31, 2005, by the earlier of the year of maturity or next call date (dollars in thousands):

	June 30, 2006	December 31, 2005

Due in one year or less	$22,195,535	$21,056,805
Due after one year through two years	5,101,355	4,576,505
Due after two years through three years	2,973,390	3,193,200
Due after three years through four years	733,485	952,435
Due after four years through five years	772,220	695,770
Thereafter	2,284,000	2,115,000

Total par value	$34,059,985	$32,589,715

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for consolidated bonds at June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005

Fixed-rate bonds	$29,905,485	$28,550,215
Step-up bonds	549,500	434,500
Zero-coupon bonds	3,605,000	3,605,000

Total par value	$34,059,985	$32,589,715

Consolidated Discount Notes. Consolidated DNs are issued to raise short-term funds. DNs are COs with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated DNs, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate

June 30, 2006	$27,633,213	$27,763,181	5.04%

December 31, 2005	$24,339,903	$24,442,173	4.10%

Note 10 – Capital

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

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at June 30, 2006 (dollars in thousands):

	June 30, 2006
	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$382,512	$2,746,883

Total regulatory capital	$2,503,465	$2,746,883
Total capital-to-asset ratio	4.0%	4.4%

Leverage capital	$3,129,331	$4,120,325
Leverage ratio	5.0%	6.6%

Mandatorily redeemable capital stock is considered capital for regulatory purposes.

Note 11 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $0.6 million for the three months ended June 30, 2006 and 2005. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $1.3 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of pension expense attributable to the Bank cannot be made.

Also, the Bank maintains a nonqualified, unfunded defined benefit plan (supplemental retirement plan) covering certain senior officers, and the Bank sponsors a postretirement life insurance benefit plan that includes life insurance benefits for eligible retirees.

Components of net periodic pension cost for the Bank’s supplemental retirement plan and postretirement benefit plan for the three months and six months ended June 30, 2006 and 2005, were (dollars in thousands):

	Supplemental Retirement Plan For the Three Months Ended June 30,		Postretirement Benefit Plan For the Three Months Ended June 30,
	2006	2005	2006	2005

Service cost	$129	$96	$5	$3
Interest cost	132	99	5	4
Amortization of unrecognized prior service cost	6	7	—	—
Amortization of unrecognized net loss	93	79	—	—
Amortization of unrecognized net obligation	5	5	—	—

Net periodic benefit cost	$365	$286	$10	$7

	Supplemental Retirement Plan For the Six Months Ended June 30,		Postretirement Benefit Plan For the Six Months Ended June 30,
	2006	2005	2006	2005

Service cost	$229	$178	$9	$5
Interest cost	238	190	9	8
Amortization of unrecognized prior service cost	14	14	—	—
Amortization of unrecognized net loss	174	144	1	—
Amortization of unrecognized net obligation	10	10	—	—

Net periodic benefit cost	$665	$536	$19	$13

Note 12 – Segment Information

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

The following tables present net interest income after provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Net Interest Income after (Reduction of) Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2006	$9,350	$67,012	$76,362	$(384)	$12,256	$63,722

2005	$8,550	$47,721	$56,271	$(9,921)	$11,815	$34,535

	Net Interest Income after (Reduction of) Provision for Credit Losses on Mortgage Loans by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2006	$19,198	$131,406	$150,604	$(776)	$24,075	$125,753

2005	$17,282	$93,857	$111,139	$(16,906)	$23,295	$70,938

The following table presents total assets by business segment as of June 30, 2006, and December 31, 2005 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

June 30, 2006	$4,761,540	$57,825,089	$62,586,629

December 31, 2005	$4,910,837	$52,789,197	$57,700,034

The following tables present average-earning assets by business segment for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2006	$4,795,371	$54,069,973	$58,865,344

2005	$4,211,016	$42,963,450	$47,174,466

	Total Average-Earning Assets by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2006	$4,821,168	$54,453,138	$59,274,306

2005	$4,135,610	$44,264,747	$48,400,357

Note 13 – Derivatives and Hedging Activities

For the three months ended June 30, 2006 and 2005, the Bank recorded net losses on derivatives and hedging activities totaling $144,000 and $9.7 million, respectively, in other income. For the six months ended June 30, 2006 and 2005, the Bank recorded net gains (losses) on derivatives and hedging activities totaling $769,000 and $(5.4) million, respectively. Net gains and losses on derivatives and hedging activities for the three months and six months ended June 30, 2006 and 2005, are as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2006	2005

Net losses related to fair-value hedge ineffectiveness	$(541)	$(8,922)
Net gains (losses) resulting from economic hedges not receiving hedge accounting	397	(807)

Net losses on derivatives and hedging activities	$(144)	$(9,729)

	For the Six Months Ended June 30,
	2006	2005

Net losses related to fair-value hedge ineffectiveness	$(357)	$(6,085)
Net gains resulting from economic hedges not receiving hedge accounting	1,126	721

Net gains (losses) on derivatives and hedging activities	$769	$(5,364)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$23,930,916	$(281,255)	$23,402,416	$(350,940)
Economic	257,500	1,761	221,500	(205)

Interest-rate swaptions:
Economic	325,000	11	525,000	71

Interest-rate caps/floors:
Fair value	383,300	6,716	317,000	4,172
Economic	466,000	1	446,000	1

Forward contracts:
Economic	10,000	65	5,000	(11)

Total	25,372,716	(272,701)	24,916,916	(346,912)

Mortgage-delivery commitments (1)	8,885	(19)	7,342	13

Total derivatives	$25,381,601	(272,720)	$24,924,258	(346,899)

Accrued interest		158,348		136,484

Net derivatives		$(114,372)		$(210,415)

Derivative asset		$38,388		$45,447
Derivative liability		(152,760)		(255,862)

Net derivatives		$(114,372)		$(210,415)

(1)         Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Credit Risk. At June 30, 2006, and December 31, 2005, the Bank’s current replacement cost of outstanding derivatives was approximately $38.4 million and $45.4 million, respectively. These totals include $59.7 million and $106.2 million of net accrued interest receivable, respectively. In determining current replacement cost of outstanding derivatives, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities including accrued interest and cash with a fair value of $37.6 million and $46.1 million as collateral as of June 30, 2006, and December 31, 2005, respectively. This collateral has not been sold or repledged.

The Bank generally executes derivatives with counterparties rated A or better by either Standard and Poor’s Rating Services (S&P) or Moody’s Investor Service (Moody’s). Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 15 discusses assets pledged by the Bank to these counterparties.

Note 14 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. All transactions with members are entered into in the normal course of business. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Capital Stock Outstanding	Percent of Total Outstanding Capital Stock	Capital Stock Outstanding	Percent of Total Outstanding Capital Stock

Bank of America Rhode Island, N.A., Providence, RI	$495,979	19.4%	$375,674	14.8%
Citizens Financial Group (1)	334,920	13.1	331,393	13.1

(1)         Citizens Financial Group, a subsidiary of The Royal Bank of Scotland, is the holding company of four of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, and Citizens Bank of Connecticut. Capital stock outstanding to these four members are aggregated in the above table.

The following table presents outstanding advances and total accrued interest receivable from advances to related parties as of June 30, 2006, and December 31, 2005 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of June 30, 2006

Bank of America Rhode Island, N.A., Providence, RI	$10,913,246	26.8%	$31,436	24.5%
Citizens Financial Group	5,951,952	14.6	22,260	17.3

As of December 31, 2005

Bank of America Rhode Island, N.A., Providence, RI	$8,287,166	21.8%	$23,692	20.5%
Citizens Financial Group	5,998,113	15.8	20,927	18.1

The Bank recognized advances interest income from the above members for the three months and six months ended June 30, 2006 and 2005, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Name	2006	2005	2006	2005

Bank of America Rhode Island, N.A., Providence, RI (1)	$136,263	$1,883	$249,766	$1,883
Fleet National Bank, Providence, RI (1)	—	15,560	—	38,521
Citizens Financial Group	74,056	23,583	140,171	37,995

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

The following table presents an analysis of advances activity with related parties for the six months ended June 30, 2006 (dollars in thousands):

For the Six Months Ended June 30, 2006	Beginning Balance	Disbursements to Members	Payments from Members	Ending Balance

Bank of America Rhode Island, N.A., Providence, RI	$8,287,166	$26,710,215	$(24,084,135)	$10,913,246
Citizens Financial Group	5,998,113	9,025,142	(9,071,303)	5,951,952

Standby Letters of Credit. The Bank had $41.3 million of outstanding standby letters of credit to Bank of America Rhode Island, N.A. as of June 30, 2006, and December 31, 2005.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $14.8 million and $15.0 million at June 30, 2006, and December 31, 2005, respectively. The Bank recorded interest income of $205,000 and $206,000 from these investment securities for the three months ended June 30, 2006 and 2005, respectively. The Bank recorded interest income of $409,000 and $412,000 from these investment securities for the six months ended June 30, 2006 and 2005, respectively. Purchases of COs issued by other FHLBanks occur at market prices through third-party securities dealers.

Consolidated Obligations. From time to time, other FHLBanks may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and, upon transfer, the Bank becomes the primary obligor. During the six months ended June 30, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had previously been the obligation of the FHLBank of Chicago. There were no transfers of debt obligations between the Bank and other FHLBanks during the six months ended June 30, 2005.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks is included within other interest income and interest expense from other borrowings in the statements of income. Interest income from loans to other FHLBanks totaled $7,000 for the six months ended June 30, 2006. There was no interest income from loans to other FHLBanks for the six months ended June 30, 2005.

The Bank did not have any borrowings from other FHLBanks outstanding at June 30, 2006 and 2005. Interest expense on borrowings from other FHLBanks for the three months and six months ended June 30, 2006 and 2005, are shown in the following table (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Interest Expense from Other FHLBanks

FHLBank of Atlanta	$—	$—	$—	$1
FHLBank of Chicago	7	—	7	—
FHLBank of Cincinnati	32	24	197	24
FHLBank of Dallas	17	—	17	—
FHLBank of Indianapolis	—	—	—	2
FHLBank of Pittsburgh	—	—	—	2
FHLBank of San Francisco	13	—	13	41
FHLBank of Topeka	—	—	—	9

Total	$69	$24	$234	$79

MPF Mortgage Loans. In the ordinary course of business, the Bank sells to the FHLBank of Chicago participations in mortgage assets that the Bank purchases from its members. During the six months ended June 30, 2006 and 2005, the Bank sold to the FHLBank of Chicago approximately $109.0 million and $838.6 million, respectively, in such mortgage-loan participations.

The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004 and which remain outstanding on the Bank’s statement of condition. The Bank recorded $269,000 and $109,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended June 30, 2006 and 2005, respectively, and has been recorded in the statements of income as other expense. The Bank recorded $531,000 and $175,000 in MPF transaction-services fee expenses to the FHLBank of Chicago during the six months ended June 30, 2006 and 2005, respectively.

Note 15 – Commitments and Contingencies

The 12 FHLBanks have joint and several liability for all the COs issued. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the COs, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under Financial Accounting Standards Board (FASB) interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The Bank considers the joint and several liability as a related-party guarantee. Related-party guarantees meet the scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable was $896.7 billion and $880.4 billion at June 30, 2006, and December 31, 2005, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $72.7 million and $71.2 million at June 30, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Commitments are fully collateralized at the time of issuance.

Standby Letters of Credit. Standby letters of credit are executed for members for a fee. The Bank requires the member to pledge collateral against the full face amount of the standby letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.5 billion and $117.6 million at June 30, 2006, and December 31, 2005, respectively, and had original terms of one month to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $800,000 and $37,000 at June 30, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any additional liability on these standby letters of credit.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both June 30, 2006, and December 31, 2005. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $8.9 million and $7.3 million at June 30,

2006, and December 31, 2005, respectively. Commitments are generally for periods not to exceed 45 business days. All such commitments have been recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $551.2 million and $554.0 million at June 30, 2006, and December 31, 2005, respectively. The Bank had agreements with three state housing authorities at June 30, 2006, and December 31, 2005. For the six months ended June 30, 2006, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank generally executes derivatives with counterparties rated A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of June 30, 2006, and December 31, 2005, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $19.6 million and $122.6 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. Of the amounts pledged as collateral at June 30, 2006, and December 31, 2005, $15.3 million and $122.6 million, respectively, were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Forward-Settling Derivative Contracts. As of June 30, 2006, and December 31, 2005, the Bank had entered into derivatives with notional amounts totaling $140.0 million and $550.0 million, respectively, with settlement dates in 2006. All such forward-settling derivative contracts have been recorded at their fair value.

Unsettled Consolidated Obligations. The Bank entered into $178.5 million and $62.0 million par value of CO bonds that had traded but not settled as of June 30, 2006, and December 31, 2005, respectively. The unsettled DNs as of June 30, 2006, were $40.3 million. There were no unsettled DNs as of December 31, 2005.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 16 – Subsequent Event

During the second quarter of 2006, the board of directors did not declare any dividend payment to the Bank’s members. In conjunction with the implementation of the Bank’s dividend schedule transition plan (transition plan), a dividend was not declared until after the quarter was completed and net income for the quarter was known. Accordingly, on August 3, 2006 the board of directors approved payment of a cash dividend for the second quarter of 2006 at an annual rate of 5.50 percent.  Since only three dividends are expected to be declared in 2006, the second-quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend. In the aggregate, the resulting cash dividend amount is $72.5 million, which the Bank expects to pay on or about September 5, 2006.

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

PRIMARY BUSINESS RELATED DEVELOPMENTS

Dividend Schedule Transition Plan. In February 2006, the board of directors of the Bank approved a transition plan under which dividends will be declared and paid. The board of directors subsequently amended this transition plan in May of 2006. The change in schedule will enable the Bank’s board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. Under the transition plan, dividends for the first quarter of 2006 were declared in March 2006 and paid on the second business day of April 2006. Beginning with the second quarter of 2006, dividends will not be declared until the quarter has ended and net income for the quarter is known. Accordingly, on August 3, 2006 the board of directors declared the dividend that would previously have been declared in June 2006. This dividend, equivalent to an annual rate of 5.50%, is expected to be paid on or about September 5, 2006. Since only three dividends are expected to be declared in 2006, the second-quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend. The Bank expects to pay the cash dividend on or about September 5, 2006. The dividend for the third quarter of 2006 is expected to be declared in November and paid in December 2006. Beginning in 2007, quarterly dividends are anticipated to be declared in February, May, August, and November and paid on the second business day of the month that follows.

Excess Stock Repurchase Program. In the second quarter of 2006, the Bank announced a new Excess Stock Repurchase Program (ESRP) that became effective on May 1, 2006. This plan is intended to enhance the Bank’s ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. On a monthly basis, management will determine available capital required to support incremental business activity and determine the desired amount of stock, if any, to repurchase from members. Under this plan, the Bank will unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their minimum total stock-investment requirement (TSIR) amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset fluctuations. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. The Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member’s capital stock balance being less than the member’s TSIR amount plus $200,000. Without regard to the ESRP, members who hold shares in excess of their TSIR may submit written requests for the Bank to repurchase excess stock at any time. The Bank, in its sole discretion, can approve these requests, in whole or in part, based on an assessment of the Bank’s business interests and its current and projected capital position. For the six months ended June 30, 2006 the Bank repurchased excess capital stock totaling $220.4 million under the ESRP. During this period, the Bank also repurchased $38.2 million in response to members’ requests.

Activity-Based Stock Investment Requirement. In June 2006, the board of directors approved a reduction of the Capital Plan’s Activity-Based Stock Investment Requirement (ABSIR) from 4.5 percent to 4.0 percent for advances with an original maturity greater than overnight and up to three months. The ABSIR reduction will enable members to borrow more advances per dollar of capital stock owned, allowing the Bank to maintain its profile with less reliance on investment securities and funds placement. This reduction in ABSIR is anticipated to become effective in the fourth quarter 2006.

Daylight Overdrafts. Effective July 20, 2006, amendments to the Federal Reserve System’s Payments System Risk Policy on Daylight Credit took effect. These amendments eliminated the practice of allowing government-sponsored enterprises (GSEs) to make interest and redemption payments against uncollected funds on an intra-day basis.  See Item 2 – Recent Legislative and Regulatory Developments for further information about this matter.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2005, have been derived from the Bank’s audited financial statements. Financial highlights for the June 30, 2006 and 2005, interim periods have been derived from the Bank’s unaudited financial statements (dollars in thousands).

	June 30,	December 31,
	2006	2005
Statement of Condition
Total assets	$62,586,629	$57,700,034
Investments (1)	16,229,737	14,466,788
Securities purchased under agreements to resell	750,000	—
Advances	40,585,624	38,067,896
Mortgage loans held for portfolio, net	4,737,631	4,886,494
Deposits and other borrowings	750,734	602,091
Consolidated obligations, net	58,443,765	53,781,976
AHP liabilities	40,744	35,957
REFCorp liability	11,700	13,366
Mandatorily redeemable capital stock	12,362	8,296
Class B capital stock outstanding – putable (2)	2,541,218	2,531,145
Total capital	2,752,986	2,677,749

Other Information
Total capital ratio (3)	4.37%	4.51%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Results of Operations
Net interest income	$76,344	$56,352	$150,531	$111,292
Other loss	(384)	(9,921)	(776)	(16,906)
Other expense	12,256	11,815	24,075	23,295
AHP and REFCorp assessments	16,921	9,212	33,388	20,805
Cumulative effect of change in accounting principle	—	—	—	7,118
Net income	46,801	25,323	92,365	57,251

Other Information(4)
Dividends declared	$—	$22,289	$34,148	$43,351
Dividend payout ratio	—%	88.02%	36.97%	75.72%
Weighted-average dividend rate (5) (6)	—	4.25	2.62	4.12
Return on average equity (7)	6.71	4.56	6.66	5.16
Return on average assets	0.32	0.21	0.31	0.24
Net interest margin (8)	0.52	0.48	0.51	0.46

(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)          Capital stock is putable at the option of a member.

(3)          Total capital ratio is capital stock plus retained earnings as a percentage of total assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital regarding the Bank’s regulatory capital ratios.

(4)          Yields are annualized.

(5)          Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)          Beginning with the second quarter of 2006, dividends will not be declared until after the quarter has ended. The second quarter 2006 dividend rate declared by the board of directors in August 2006 is 5.50 percent.

(7)          Return on average equity is net income divided by the total of the average daily balance of Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive income is not included in the calculation.

(8)   Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

QUARTERLY OVERVIEW

Second Quarter of 2006 Compared with Second Quarter of 2005. Net income for the three months ended June 30, 2006, was $46.8 million, compared with $25.3 million for the same period in 2005. This $21.5 million increase was primarily due to an increase of $20.0 million in net interest income, a $1.3 million decrease in losses on early extinguishment of debt, and a $9.6 million decrease in net losses on derivatives and hedging activities. These increases were partially offset by a $1.5 million increase in net realized and unrealized loss on trading securities, and an increase of $7.7 million in AHP and REFCorp assessments.

Net interest income for the three months ended June 30, 2006, was $76.3 million, compared with $56.4 million for the three months ended June 30, 2005. This $20.0 million increase was mainly driven by higher interest rates as well as by higher average balances of short-term advances and mortgage loans. These favorable impacts were partially offset by a $2.7 million decrease in prepayment-fee income recognized during the period compared to the same period in 2005. Lower prepayment-fee income was primarily the result of a reduction in advance prepayment activities due to increasing levels of interest rates experienced during 2005 and into the second quarter of 2006.

For the three months ended June 30, 2006 and 2005, average total assets were $59.5 billion and $47.6 billion, respectively. Return on average assets and return on average equity were 0.32 percent and 6.71 percent, respectively, for the three months ended June 30, 2006, compared with 0.21 percent and 4.56 percent, respectively, for the three months ended June 30, 2005. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2005 and into the second quarter of 2006, which resulted in higher earnings on invested shareholder capital.

Net interest spread for the three months ended June 30, 2006, was 0.28 percent, compared with 0.30 percent for the same period in 2005. Net interest margin for the three months ended June 30, 2006, was 0.52 percent, representing a four basis point increase from the same period in 2005. However, prepayment-fee income, which is classified within net interest income, declined during the three months ended June 30, 2006, by approximately $2.7 million from the same period in 2005. Excluding the impact of prepayment-fee income, net interest spread remained constant at 0.27 percent for the three months ended June 30, 2005 and 2006, while the net interest margin improved from 0.45 percent in the three months ended June 30, 2005, to 0.52 percent in the same period of 2006. This improvement in net interest margin is attributable to the increased levels of interest rates experienced during 2005 and into the second quarter of 2006.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005. Net income for the six months ended June 30, 2006, was $92.4 million, compared with $57.3 million for the same period in 2005. This $35.1 million increase was primarily due to an increase of $39.2 million in net interest income, a $9.1 million decrease in losses on early extinguishment of debt, and a $6.1 million increase in net gain on derivatives and hedging activities. These increases were partially offset by an increase of $12.6 million in AHP and REFCorp assessments. In addition, on January 1, 2005, the Bank recorded a cumulative effect of a change in accounting principle that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million. The Bank changed its method for accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method. See the Bank’s Annual Report on Form 10-K for more information.

Net interest income for the six months ended June 30, 2006, was $150.5 million, compared with $111.3 million for the six months ended June 30, 2005. This $39.2 million increase was mainly driven by higher interest rates as well as by higher average balances of short-term advances and mortgage loans. These favorable impacts were partially offset by a $9.4 million decrease in prepayment-fee income recognized during the period compared to the same period in 2005. Lower prepayment-fee income was primarily the result of a reduction in advance and investment prepayment activities due to increasing levels of interest rates experienced during 2005 and into the second quarter of 2006.

For the six months ended June 30, 2006 and 2005, average total assets were $59.9 billion and $48.8 billion, respectively. Return on average assets and return on average equity were 0.31 percent and 6.66 percent, respectively, for the six months ended June 30, 2006, compared with 0.24 percent and 5.16 percent, respectively, for the six months ended June 30, 2005. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2005 and into the first six months of 2006, which resulted in higher earnings on invested shareholder capital.

Net interest spread for the six months ended June 30, 2006, was 0.28 percent, compared with 0.30 percent for the same period in 2005. Net interest margin for the six months ended June 30, 2006, was 0.51 percent, representing a five basis-point increase from the same period in 2005. However, prepayment-fee income, which is classified within net interest income, declined during the six months ended June 30, 2006, by approximately $9.4 million from the same period in 2005. Excluding the impact of prepayment-fee income, net interest spread increased from 0.25 percent in the six months ended June 30, 2005, to 0.27 percent in the same period of 2006, while the net interest margin improved from 0.42 percent in the six months ended June 30, 2005, to 0.50 percent in the same period of 2006. This improvement in net interest spread and net interest margin is attributable to the increased levels of interest rates experienced during 2005 and into the second quarter of 2006.

Financial Condition at June 30, 2006, versus December 31, 2005

The composition of the Bank’s total assets changed during the six months ended June 30, 2006, as follows:

•                  Advances decreased slightly to 64.8 percent of total assets at June 30, 2006, relatively unchanged from 66.0 percent of total assets at December 31, 2005.

•                  Investments, as a percentage of total assets, increased to 27.1 percent at June 30, 2006, from 25.1 percent at December 31, 2005. This increase was mainly the result of an increase in short-term federal funds sold investments.

•                  Net mortgage loans decreased to 7.6 percent of total assets at June 30, 2006, from 8.5 percent of total assets at December 31, 2005. This decrease reflects a decline in loan-purchase activity during the first and second quarters of 2006.

During the six months ended June 30, 2006, advances balances increased by approximately $2.5 billion, ending the quarter at $40.6 billion. This increase was almost entirely in the short-term products offered by the Bank.

As of June 30, 2006, mortgage loans held for portfolio, net of the allowance for credit losses, totaled $4.7 billion, relatively unchanged from the balance of $4.9 billion as of December 31, 2005. For the first six months of 2006, the par amount of mortgage-loan purchases totaled $183.8 million, while principal repayments totaled $326.2 million.

The dividend rate for the first quarter of 2006 was 5.25 percent. While no dividend was declared during the second quarter of 2006, following quarter end, in August 2006 the board of directors declared the second quarter 2006 dividend rate to be 5.50 percent. The second quarter dividends are 125 basis points higher than the dividend rate of 4.25 percent for the second quarter of 2005.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Second Quarter of 2006 Compared with Second Quarter of 2005. Net interest income for the three months ended June 30, 2006, was $76.3 million, compared with $56.4 million for the same period in 2005, increasing $20.0 million or 35.5 percent. Net interest spread for the three months ended June 30, 2006, was 0.28 percent, compared with 0.30 percent for the same period in 2005. Net interest margin increased when compared with the same period in 2005. This increase was due to higher interest rates and average balances of interest-earning assets slightly offset with a decrease in prepayment fees. The prepayment-fee income recognized on advances and investments declined $2.7 million to $767,000 for the three months ended June 30, 2006, down from $3.5 million for the three months ended June 30, 2005. Excluding the impacts of prepayment-fee income from interest income, the Bank’s net interest income improved by $22.7 million to $75.6 million for the three months ended June 30, 2006, compared with $52.9 million for the same period in 2005.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005. Net interest income for the six months ended June 30, 2006, was $150.5 million, compared with $111.3 million for the same period in 2005, increasing $39.2 million or 35.3 percent. Net interest spread for the six months ended June 30, 2006, was 0.28 percent, compared with 0.30 percent for the same period in 2005. Net interest margin increased five basis points when compared with the same period in 2005. This increase was due to higher interest rates and average balances of interest-earning assets slightly offset with a decrease in prepayment fees. The prepayment-fee income recognized on advances and investments declined $9.4 million to $2.2 million for the six months ended June 30, 2006, down from $11.6 million for the six months ended June 30, 2005. Excluding the impacts of prepayment-fee income from interest income, the Bank’s net interest income improved by $48.6 million to $148.3 million for the six months ended June 30, 2006, compared with $99.7 million for the same period in 2005.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$40,942,527	$499,737	4.90%	$29,362,469	$243,225	3.32%
Interest-bearing deposits in banks	1,405,325	17,229	4.92	1,956,808	14,541	2.98
Securities purchased under agreements to resell	376,924	4,686	4.99	613,186	4,782	3.13
Federal funds sold	3,737,415	46,283	4.97	3,396,320	25,213	2.98
Investment securities (2)	7,586,210	100,419	5.31	7,547,596	79,347	4.22
Mortgage loans	4,795,371	60,112	5.03	4,211,016	50,618	4.82
Other earnings assets	549	7	5.11	—	—	—

Total interest-earning assets	58,844,321	728,473	4.97%	47,087,395	417,726	3.56%

Other non-interest-earning assets	663,074			531,333

Total assets	$59,507,395	$728,473	4.91%	$47,618,728	$417,726	3.52%

Liabilities and capital
Consolidated obligations
Discount notes	$25,092,055	$302,476	4.84%	$15,918,719	$114,793	2.89%
Bonds	30,115,322	343,278	4.57	27,811,765	241,892	3.49
Deposits	549,804	6,066	4.43	674,210	4,031	2.40
Mandatorily redeemable capital stock	13,412	188	5.62	57,478	609	4.25
Other borrowings	10,822	121	4.48	7,708	49	2.55

Total interest-bearing liabilities	55,781,415	652,129	4.69%	44,469,880	361,374	3.26%

Other non-interest-bearing liabilities	911,836			917,527
Total capital	2,814,144			2,231,321

Total liabilities and capital	$59,507,395	$652,129	4.40%	$47,618,728	$361,374	3.04%

Net interest income		$76,344			$56,352
Net interest spread			0.28%			0.30%
Net interest margin			0.52			0.48

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$41,057,753	$956,633	4.70%	$29,688,880	$464,961	3.16%
Interest-bearing deposits in banks	1,591,100	37,181	4.71	2,393,144	32,151	2.71
Securities purchased under agreements to resell	486,879	11,405	4.72	611,602	8,528	2.81
Federal funds sold	3,780,475	89,100	4.75	4,030,496	54,393	2.72
Investment securities (2)	7,489,963	193,275	5.20	7,459,514	154,082	4.17
Mortgage loans	4,821,168	120,739	5.05	4,135,610	99,566	4.85
Other earnings assets	276	7	5.11	—	—	—

Total interest-earning assets	59,227,614	1,408,340	4.80%	48,319,246	813,681	3.40%

Other non-interest-earning assets	670,609			521,758

Total assets	$59,898,223	$1,408,340	4.74%	$48,841,004	$813,681	3.36%

Liabilities and capital
Consolidated obligations
Discount notes	$25,948,178	$594,562	4.62%	$16,777,122	$220,879	2.65%
Bonds	29,673,361	651,791	4.43	28,141,610	472,643	3.39
Deposits	521,779	10,853	4.19	699,494	7,567	2.18
Mandatorily redeemable capital stock	11,443	310	5.46	57,682	1,180	4.13
Other borrowings	13,522	293	4.37	10,059	120	2.41

Total interest-bearing liabilities	56,168,283	1,257,809	4.52%	45,685,967	702,389	3.10%

Other non-interest-bearing liabilities	918,770			913,933
Total capital	2,811,170			2,241,104

Total liabilities and capital	$59,898,223	$1,257,809	4.23%	$48,841,004	$702,389	2.90%

Net interest income		$150,531			$111,292
Net interest spread			0.28%			0.30%
Net interest margin			0.51			0.46

(1)          Yields are annualized.

(2)          The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Second Quarter of 2006 Compared with Second Quarter of 2005. Net interest spread and net interest margin for the three months ended June 30, 2006, were 0.28 percent and 0.52 percent compared with 0.30 percent and 0.48 percent, respectively, for the same period in 2005. For the three months ended June 30, 2006, the average yields on total interest-earning assets increased 141 basis points and yields on total interest-bearing liabilities increased 143 basis points, compared with the three months ended June 30, 2005.

Included in net interest income are prepayment fees related to advances and investment securities. Advances with a maturity of six months or less may not be prepaid, whereas advances with a maturity period greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. Prepayment fees are net of any hedging fair-value adjustments associated with SFAS 133. During the three months ended June 30, 2006, advances totaling $35.3 million were prepaid, resulting in gross prepayment-fee income of $13,000. For the three months ended June 30, 2005, advances totaling $86.4 million were prepaid, resulting in prepayment-fee income of $4.2 million, which was partially offset by a $2.9 million loss related to fair-value hedging adjustments on those prepaid advances. Advance prepayments may increase as a result of changes in interest rates or other factors. In a declining interest-rate environment, this may result in an increase in prepayment fees but also a reduced rate of return on the Bank’s interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank’s future earnings is unpredictable. For the three months ended June 30, 2006 and 2005, prepayment fees on investments were $754,000 and $2.1 million, respectively.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005. Net interest spread and net interest margin for the six months ended June 30, 2006, were 0.28 percent and 0.51 percent compared with 0.30 percent and 0.46 percent, respectively, for the same period in 2005. For the six months ended June 30, 2006, the average yields on total interest-earning assets increased 140 basis points and yields on total interest-bearing liabilities increased 142 basis points, compared with the six months ended June 30, 2005.

During the six months ended June 30, 2006, advances totaling $751.0 million were prepaid, resulting in gross prepayment-fee income of $98,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $415,000 related to the premium write off associated with these prepaid advances. This resulted in net prepayment-fees on advances of $(266,000). For the six months ended June 30, 2005, advances totaling $380.6 million were prepaid, resulting in prepayment-fee income of $12.9 million, which was partially offset by a $7.0 million loss related to fair-value hedging adjustments on those prepaid advances. For the six months ended June 30, 2006 and 2005, prepayment fees on investments were $2.5 million and $5.7 million, respectively.

Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest income, net interest spread, and net interest margin, excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended June 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$499,724	4.90%	$241,903	3.30%
Investment securities	99,665	5.27	77,206	4.10
Total interest-earning assets	727,706	4.96	414,263	3.53

Net interest income	75,577		52,889
Net interest spread		0.27%		0.27%
Net interest margin		0.52		0.45

	For the Six Months Ended June 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$956,899	4.70%	$459,070	3.12%
Investment securities	190,762	5.14	148,341	4.01
Total interest-earning assets	1,406,093	4.79	802,049	3.35

Net interest income	148,284		99,660
Net interest spread		0.27%		0.25%
Net interest margin		0.50		0.42

(1) Yields are annualized.

The average balance of total advances increased $11.4 billion, or 38.3 percent, for the first six months of 2006, compared with the same period in 2005. The increase in advances was attributable to strong member demand for short-term advances, while long-term fixed-rate advances showed only a moderate increase during 2006 as compared with 2005. The following table summarizes average balances of advances outstanding during six months ended June 30, 2006 and 2005, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005

Overnight advances – par value	$2,460,797	$2,736,481

Fixed-rate advances – par value
Short-term	19,877,387	8,866,585
Long-term	7,902,336	7,607,260
Amortizing	2,504,526	2,520,606
Putable	5,502,309	5,539,883
Callable	30,000	30,000
	35,816,558	24,564,334

Variable-rate advances – par value
Putable	—	30,000
Indexed	2,815,187	2,174,924
	2,815,187	2,204,924

Total average par value	41,092,542	29,505,739

Premiums and discounts	(5,993)	(768)
SFAS 133 hedging adjustments	(28,796)	183,909

Total average advances	$41,057,753	$29,688,880

As noted in the above table, the average balance of overnight advances decreased by $275.7 million from June 30, 2005, to June 30, 2006. The interest rate on overnight advances changes on a daily basis. The average balance of short-term fixed-rate advances increased by approximately $11.0 billion from the second quarter of 2005 to the same period in 2006. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. For the quarter ended June 30, 2006, the average balance of variable-rate indexed advances increased by $640.3 million from the average balance for the quarter ended June 30, 2005. These advances have coupon rates that reset on a predetermined basis based on changes in an index, such as one- or three-month LIBOR. Additionally, while putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $30.7 billion for the six months ended June 30, 2006, representing 74.6 percent of the total average balance of advances outstanding. For the same period in 2005, the average balance of these advances totaled $19.3 billion, representing 65.6 percent of total average advances outstanding during the six months.

For the six months ended June 30, 2006, average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, totaled $5.9 billion, representing a decrease of $1.2 billion, or 16.7 percent, from the average balances for the six months ended June 30, 2005. The higher average balances in the six months ended June 30, 2005, resulted from a sharp increase in money-market-investment balances that occurred during the fourth quarter of 2004 and continued into the second quarter of 2005, and were a result of management responding to investment opportunities made possible by favorable funding spreads as well as maintaining adequate liquidity to meet our members’ borrowing needs at that time. The yield earned on short-term money-market investments is directly tied to short-term market interest rates.

The average mortgage-loan balance for the six months ended June 30, 2006, was $685.6 million higher than the average balance for the same period in 2005, representing an increase of 16.6 percent. This increase in average mortgage-loan balances was attributable to the growth in the portfolio that occurred during the remaining quarters of 2005. The following factors contributed to this increase:

•                  As compared with 2004, the Bank’s average participation interest in purchased loans was higher in 2005, which helped to result in a higher 2006 average balance as compared with 2005. During 2005, the Bank sold approximately 48.7 percent of all mortgage-loan purchases as participation sales to the FHLBank of Chicago, whereas during 2004 the Bank sold approximately 88.6 percent of all mortgage-loan purchases as participation sales to the FHLBank of Chicago. This declining trend is expected to continue as the FHLBank of Chicago has discontinued purchasing participations in mortgage loans.

•                  As interest rates have risen during 2005 and into 2006, mortgage-refinancing activities have declined, resulting in less prepayment activity in the Bank’s outstanding loan portfolio.

Overall, the yield on the mortgage-loan portfolio has increased slightly for the three months ended June 30, 2006, compared with that which was experienced during the three months ended June 30, 2005. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006.

•                  Premium/discount amortization expense has declined $1.4 million, or 38.2 percent, due to a lower amount of loan prepayments in the second quarter of 2006 versus that of the second quarter of 2005; and

•                  Net premiums/discounts on new loans went from a net premium of $451,000 to a net discount of $396,000 for the three months ended June 30, 2005 and 2006, respectively. Recent loan acquisitions have resulted in a greater amount of loan discounts than experienced in earlier periods, which results in an increase to the yield when amortized to earnings.

Overall, the yield on the mortgage-loan portfolio has increased slightly for the six months ended June 30, 2006, compared with that which was experienced during the six months ended June 30, 2005. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006.

•                  Premium/discount amortization expense has declined $2.6 million, or 36.2 percent, due to a lower amount of loan prepayments in the first six months of 2006 versus the same period in 2005; and

•                  Premiums/discounts on new loans went from a net premium of $2.5 million to a net discount of $952,000 for the six months ended June 30, 2005 and 2006, respectively. Recent loan acquisitions have resulted in a greater amount of loan discounts than experienced in earlier periods, which results in an increase to the yield when amortized to earnings.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended June 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$63,633	5.32%	$55,356	5.27%
Premium/discount amortization	(2,235)	(0.18)	(3,702)	(0.35)
Credit-enhancement fees	(1,286)	(0.11)	(1,036)	(0.10)

Total interest income	$60,112	5.03%	$50,618	4.82%

Average mortgage-loan balance	$4,795,371		$4,211,016

	For the Six Months Ended June 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$127,868	5.35%	$108,826	5.30%
Premium/discount amortization	(4,556)	(0.19)	(7,251)	(0.35)
Credit-enhancement fees	(2,573)	(0.11)	(2,009)	(0.10)

Total interest income	$120,739	5.05%	$99,566	4.85%

Average mortgage-loan balance	$4,821,168		$4,135,610

(1)          Yields are annualized.

Average CO balances increased $10.7 billion, or 23.8 percent, from the six months ended June 30, 2005, to the six months ended June 30, 2006. This increase was due to the issuance of CO DNs, all of which are short-term with maturities of one year or less, to fund the growth in short-term advances.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Gross interest income before effect of derivatives	$719,017	$448,052	$1,398,971	$884,174
Net interest adjustment for derivatives	9,456	(30,326)	9,369	(70,493)

Total interest income reported	$728,473	$417,726	$1,408,340	$813,681

Gross interest expense before effect of derivatives	$621,186	$377,112	$1,208,858	$746,098
Net interest adjustment for derivatives	30,943	(15,738)	48,951	(43,709)

Total interest expense reported	$652,129	$361,734	$1,257,809	$702,389

Reported net interest margin for the three months ended June 30, 2006 and 2005, was 0.52 percent and 0.48 percent, respectively. If derivative instruments had not been used as hedges to mitigate interest-rate fluctuations, net interest margin would have been 0.67 percent and 0.60 percent, respectively.

Reported net interest margin for the six months ended June 30, 2006 and 2005, was 0.51 percent and 0.46 percent, respectively. If derivative instruments had not been used as hedges to mitigate interest-rate fluctuations, net interest margin would have been 0.65 percent and 0.58 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a gain of $145,000 and a loss of $465,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, interest accruals on derivatives classified as economic hedges totaled a gain of $519,000 and a loss of $1.3 million, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2006 and 2005. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended June 30, 2006 vs. 2005			For the Six Months Ended June 30, 2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$95,924	$160,588	$256,512	$178,049	$313,623	$491,672
Interest-bearing deposits in banks	(4,098)	6,786	2,688	(10,775)	15,805	5,030
Securities purchased under agreements to resell	(1,843)	1,747	(96)	(1,739)	4,616	2,877
Federal funds sold	2,532	18,538	21,070	(3,374)	38,081	34,707
Investment securities	406	20,666	21,072	629	38,564	39,193
Mortgage loans	7,024	2,470	9,494	16,505	4,668	21,173
Other earnings assets	—	7	7	—	7	7

Total interest income	99,945	210,802	310,747	179,295	415,364	594,659

Interest expense
Consolidated obligations
Discount Notes	66,151	121,532	187,683	120,741	252,942	373,683
Bonds	20,035	81,351	101,386	25,726	153,422	179,148
Deposits	(744)	2,779	2,035	(1,922)	5,208	3,286
Mandatorily redeemable capital stock	(467)	46	(421)	(946)	76	(870)
Other borrowings	20	52	72	41	132	173

Total interest expense	84,995	205,760	290,755	143,640	411,780	555,420

Change in net interest income	$14,950	$5,042	$19,992	$35,655	$3,584	$39,239

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2006 and 2005. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Gains (losses) on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(541)	$(8,922)	$(357)	$(6,085)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	44	—	65	751
Trading securities	395	(1,713)	1,904	1,549
Mortgage loans	(187)	1,371	(1,362)	(298)
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	145	(465)	519	(1,281)
Net (losses) gains on derivatives and hedging activities	(144)	(9,729)	769	(5,364)
Loss on early extinguishment of debt	—	(1,309)	(215)	(9,334)
Service-fee income	802	593	1,335	1,155
Net unrealized (losses) gains on trading securities	(1,055)	475	(2,648)	(3,414)
Other	13	49	(17)	51

Total other loss	$(384)	$(9,921)	$(776)	$(16,906)

Second Quarter of 2006 Compared with Second Quarter of 2005. There were no losses on early extinguishment of debt for the three months ended June 30, 2006, in comparison with the $1.3 million in losses for the three months ended June 30, 2005. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank generally attempts to use a portion of the proceeds of prepaid advances and investments to retire higher-cost debt and to manage the relative interest-rate sensitivities of assets and liabilities. During the three months ended June 30, 2006, the Bank did not extinguish any debt. Total debt extinguished for the three months ended June 30, 2005, was $47.4 million.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended June 30, 2006, net unrealized losses of $1.1 million were recognized and for the same period in 2005, net unrealized gains of $475,000 were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $395,000 for the three months ended June 30, 2006, and a loss of $1.7 million for the same period in 2005. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $145,000 and a loss of $465,000 for the three months ended June 30, 2006 and 2005, respectively.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005. Losses on early extinguishment of debt totaled $215,000 and $9.3 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, the Bank extinguished debt totaling $2.0 million and $192.2 million, respectively.

For the six months ended June 30, 2006 and 2005, net unrealized losses of $2.6 million and $3.4 million, respectively, were recognized on trading securities. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $1.9 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $519,000 and a loss of $1.4 million for the six months ended June 30, 2006 and 2005, respectively.

Operating expenses for the three and six months ended June 30, 2006 and 2005, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Salaries and benefits	$6,661	$6,162	$13,681	$12,534
Occupancy costs	1,112	982	2,164	1,957
Other operating expenses	3,357	3,821	5,928	7,005

Total operating expenses	$11,130	$10,965	$21,773	$21,496

Annualized ratio of operating expenses to average assets	0.08%	0.09%	0.07%	0.09%

Second Quarter of 2006 Compared with Second Quarter of 2005. For the three months ended June 30, 2006, total operating expenses increased $165,000 compared with the same period in 2005. This increase was due to a $499,000 increase in salaries and benefits and a $130,000 increase in occupancy costs. These increases were offset with a $464,000 decrease in other operating expenses. The increase in salaries and benefits is due to approximately $391,000 in increases to salary expenses attributable to planned staffing increases and annual merit increases, as well as approximately $230,000 attributable to accruals for incentive compensation and employee award programs. These increases were partially offset by a $159,000 decrease in employee benefit costs. At June 30, 2006, staffing levels increased 7.8 percent to 193.5 full-time equivalents compared with 179.5 full-time equivalents at June 30, 2005.

Other operating expenses decreased by $464,000 compared with the same period in 2005. This decrease is attributable to a $376,000 decrease in professional fees related to costs of implementing information systems in 2005, a $224,000 decrease in temporary help which had been utilized in 2005 to assist with implementing systems and procedures to comply with the requirements of section 404 of the Sarbanes-Oxley Act, which was offset by a $148,000 increase in depreciation of furniture and equipment.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005. For the six months ended June 30, 2006, total operating expenses increased $277,000 compared with the same period in 2005. This increase was mainly due to a $1.1 million increase in salaries and benefits and a $207,000 increase in occupancy costs. These increases were offset with a $1.1 million decrease in other operating expenses. The $1.1 million increase in salaries and benefits is due to approximately $903,000 in increases to salary expenses attributable to planned staffing increases and annual merit increases, as well as approximately $367,000 attributable to accruals for incentive compensation and employee award programs. These increases were partially offset by a $188,000 decrease in employee benefit costs. At June 30, 2006, staffing levels increased 7.8 percent to 193.5 full-time equivalents compared with 179.5 full-time equivalents at June 30, 2005.

Other operating expenses decreased by $1.1 million compared with the same period in 2005. This decrease is attributable to an $883,000 decrease in professional fees related to costs of implementing information systems in 2005, and a $451,000 decrease in temporary help which had been utilized in 2005 to assist with implementing systems and procedures to comply with the requirements of section 404 of the Sarbanes-Oxley Act, which was offset by a $281,000 increase in depreciation of furniture and equipment.

FINANCIAL CONDITION

Advances

At June 30, 2006, the advances portfolio totaled $40.6 billion, an increase of $2.5 billion from a total of $38.1 billion at December 31, 2005. This increase was seen primarily in short-term advances. Short-term advances increased $2.5 billion as members increased their short-term borrowings during 2005 and into 2006 in response to their own balance-sheet demands. The $2.5 billion increase in short-term advances was driven by a $2.3 billion increase in short-term fixed-rate advances, as well as an increase of $0.2 million in overnight advances. Overall, the majority of the $2.5 billion increase in advances is due to an increase in borrowings by Bank of America Rhode Island, N.A. Advances to Bank of America Rhode Island, N.A. totaled $10.9 billion as of June 30, 2006, an increase of $2.6 billion from a balance of $8.3 billion as of December 31, 2005.

The following table summarizes advances outstanding at June 30, 2006, and December 31, 2005, by year of maturity.

Advances Outstanding by Year of Maturity

(dollars in thousands)

	June 30, 2006		December 31, 2005
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$23,185	5.65%	$43,253	4.72%
Due in one year or less	24,754,849	5.02	21,680,839	4.19
Due after one year through two years	4,659,549	4.58	4,957,818	4.18
Due after two years through three years	3,589,945	4.80	2,945,061	4.20
Due after three years through four years	2,133,755	4.93	1,976,556	4.31
Due after four years through five years	2,405,674	4.84	2,622,202	4.87
Thereafter	3,110,562	4.65	3,822,873	4.54

Total par value	40,677,519	4.90%	38,048,602	4.28%

Premium on advances	5,636		7,384
Discount on advances	(12,984)		(12,400)
SFAS 133 hedging adjustments	(84,547)		24,310

Total	$40,585,624		$38,067,896

SFAS 133 hedging adjustments decreased $108.9 million from December 31, 2005, to June 30, 2006. Higher market-interest rates during 2005 and into 2006 resulted in a lower estimated fair value of the hedged advances.

At June 30, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million.

Advances Outstanding by Year of Maturity or Next Call Date

(dollars in thousands)

	June 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$23,185	$43,253
Due in one year or less	24,784,849	21,680,839
Due after one year through two years	4,659,549	4,987,818
Due after two years through three years	3,589,945	2,945,061
Due after three years through four years	2,133,755	1,976,556
Due after four years through five years	2,375,674	2,622,202
Thereafter	3,110,562	3,792,873

Total par value	$40,677,519	$38,048,602

At June 30, 2006, and December 31, 2005, the Bank had putable advances outstanding totaling $5.2 billion and $5.6 billion, respectively. The following table summarizes advances outstanding at June 30, 2006, and December 31, 2005, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date

(dollars in thousands)

	June 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$23,185	$43,253
Due in one year or less	28,790,549	26,476,889
Due after one year through two years	4,640,399	4,851,518
Due after two years through three years	3,343,295	2,625,061
Due after three years through four years	1,166,355	1,312,106
Due after four years through five years	934,474	1,148,952
Thereafter	1,779,262	1,590,823

Total par value	$40,677,519	$38,048,602

The following table summarizes advances outstanding by product type at June 30, 2006, and December 31, 2005.

Advances Outstanding By Product Type

(dollars in thousands)

	June 30, 2006		December 31, 2005
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$1,726,437	4.2%	$1,520,963	4.0%

Fixed-rate advances
Short-term	19,421,167	47.7	17,173,301	45.2
Long-term	7,794,326	19.2	7,915,996	20.8
Amortizing	2,734,789	6.7	2,484,692	6.5
Putable	5,163,150	12.7	5,634,650	14.8
Callable	30,000	0.1	30,000	0.1
	35,143,432	86.4	33,238,639	87.4

Variable-rate advances
Indexed	3,807,650	9.4	3,289,000	8.6

Total par value	$40,677,519	100.0%	$38,048,602	100.0%

The Bank lends to member financial institutions within the six New England states. At June 30, 2006, the Bank had advances outstanding to 374, or 80.4 percent, of its 465 members. At December 31, 2005, the Bank had advances outstanding to 364, or 77.9 percent, of its 467 members.

Top Five Advance-Holding Members

(dollars in millions)

			As of June 30, 2006			Advances Interest Income
			Par Value of	Percent of Total	Weighted- Average	For the Three Months Ended	For the Six Months Ended
Name	City	State	Advances	Advances	Rate (2)	June 30, 2006	June 30, 2006

Bank of America Rhode Island, NA	Providence	RI	$10,913.2	26.8%	5.21%	$136.3	$249.8
Citizens Financial Group (1)	Providence	RI	5,952.0	14.6	5.13	74.1	140.2
Webster Bank	Waterbury	CT	1,792.7	4.4	4.86	26.6	53.2
NewAlliance Bank	New Haven	CT	1,565.4	3.8	4.58	15.5	29.4
MetLife Insurance Company	Hartford	CT	925.0	2.3	5.42	11.7	24.6

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

Investments

At June 30, 2006, investment securities and short-term money-market instruments totaled $17.0 billion, an increase of $2.5 billion from a total of $14.5 billion at December 31, 2005. This increase in investments was due to an increase of $1.9 billion in short-term money-market instruments, which the Bank maintains for short-term liquidity purposes and investment opportunities.

Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are limited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At June 30, 2006, and December 31, 2005, the Bank’s MBS and SBA holdings represented 256 percent and 243 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of June 30, 2006, and December 31, 2005, are included in the following tables.

Trading Securities

(dollars in thousands)

	June 30, 2006	December 31, 2005

Mortgage-backed securities
U.S. government guaranteed	$48,298	$55,026
Government-sponsored enterprises	73,076	85,776
Other	68,368	75,776

Total	$189,742	$216,578

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

International agency obligations	$351,632	$365,120	$351,955	$397,907
U.S. government corporations	213,734	212,284	213,812	230,575
Government-sponsored enterprises	184,521	185,713	184,694	196,304
Other FHLBanks’ bonds	14,743	14,751	14,800	15,009
	764,630	777,868	765,261	839,795

Mortgage-backed securities
Government-sponsored enterprises	173,198	170,137	173,554	176,693

Total	$937,828	$948,005	$938,815	$1,016,488

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. agency obligations	$70,304	$70,446	$76,457	$78,838
State or local housing-agency obligations	324,623	324,280	344,372	354,366
	394,927	394,726	420,829	433,204

Mortgage-backed securities:
U.S. government guaranteed	17,930	18,183	19,968	20,652
Government-sponsored enterprises	1,122,496	1,109,386	1,188,410	1,198,000
Other	5,487,587	5,476,990	4,699,465	4,698,418
	6,628,013	6,604,559	5,907,843	5,917,070

Total	$7,022,940	$6,999,285	$6,328,672	$6,350,274

The Bank’s MBS investment portfolio consists of the following categories of securities as of June 30, 2006, and December 31, 2005:

Mortgage-Backed Securities

	June 30, 2006	December 31, 2005
Nonfederal agency residential mortgage-backed securities	67%	59%
U.S. agency residential mortgage-backed securities	20	24
Home-equity loans	2	4
Nonfederal agency commercial mortgage-backed securities	11	13

Total mortgage-backed securities	100%	100%

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

Mortgage loans as of June 30, 2006, totaled $4.7 billion, a decrease of $148.9 million from the December 31, 2005, balance of $4.9 billion. This decrease was due to a decline in mortgage-loan-purchase activity, and to the fact that principal repayments outpaced loan-purchase activity. As of June 30, 2006, 127 of the Bank’s 465 members have been approved to participate in the MPF program.

The following table presents mortgage loans held for portfolio as of June 30, 2006, and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,418,940	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	3,288,883	3,370,391
Premiums	46,472	51,501
Discounts	(13,550)	(13,051)
Deferred hedging losses and gains, net	(1,355)	(1,059)

Total mortgage loans held for portfolio	4,739,390	4,888,337

Less: allowance for credit losses	(1,759)	(1,843)

Total mortgage loans, net of allowance for credit losses	$4,737,631	$4,886,494

The par value of mortgage loans held for portfolio at June 30, 2006, and December 31, 2005, was comprised of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Conventional loans	$4,144,615	$4,222,303
Government-insured loans	563,208	628,643

Total par value	$4,707,823	$4,850,946

During the three months ended June 30, 2006 and 2005, gross purchases of mortgage loans totaled $104.2 million and $711.0 million, respectively, of which 28.4 percent and 61.4 percent, respectively, were sold as participations to the FHLBank of Chicago.

During the six months ended June 30, 2006 and 2005, gross purchases of mortgage loans totaled $292.0 million and $1.5 billion, respectively, of which 37.3 percent and 57.8 percent, respectively, were sold as participations to the FHLBank of Chicago. The Bank’s capacity to purchase and hold loans from its largest originators is limited due to the participation outlet that is no longer available from the FHLBank of Chicago as discussed below. This has resulted in a decrease in the volume of mortgage loans purchased by the Bank.

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

The following table presents purchases of mortgage-loans during the six months ended June 30, 2006 and 2005 (dollars in thousands):

	June 30,
	2006	2005

Conventional loans
Original MPF	$51,254	$108,309
MPF 125	22,495	25,108
MPF Plus	110,031	476,497

Total par value	$183,780	$609,914

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.8 million at June 30, 2006, which represented a slight decrease of $84,000 from the balance of $1.8 million at December 31, 2005.

An analysis of the allowance for credit losses for the three months ended June 30, 2006 and 2005, follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,788	$1,451	$1,843	$1,379
Charge-offs	(11)	(37)	(11)	(37)
(Reduction of) provision for credit losses	(18)	81	(73)	153

Balance at end of period	$1,759	$1,495	$1,759	$1,495

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at June 30, 2006, is provided in the following table.

Summary of Delinquent Mortgage Loans

at June 30, 2006

(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured (1)	Total

30 days	$32,432	$22,090	$54,522
60 days	3,300	5,532	8,832
90 days or more and accruing	—	7,897	7,897
90 days or more and nonaccruing	4,430	—	4,430

Total delinquencies	$40,162	$35,519	$75,681

Total par value of mortgage loans outstanding	$4,144,615	$563,208	$4,707,823

Total delinquencies as a percentage of total par value of mortgage loans outstanding	0.97%	6.31%	1.61%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.11%	1.40%	0.26%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of Real-Estate-Owned Assets. During the six months ended June 30, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $647,000 and $552,000, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $19,000 and $48,000 on the sale of REO assets during the three months ended June 30, 2006 and 2005, respectively. The Bank recognized net gains totaling $27,000 and $48,000 on the sale of REO assets during the six months ended June 30, 2006 and 2005. The Bank did not incur expenses associated with maintaining these properties during the three months ended June 30, 2006.  The Bank recorded expenses totaling $15,000 during the three months ended June 30, 2005.  For the six months ended June 30, 2006 and 2005 the Bank recorded expenses associated with maintaining these properties totaling $3,000 and $22,000, respectively. These expenses are recorded in other expense.

Debt Financing – Consolidated Obligations

The Bank funds its assets primarily through the sale of debt securities, known as COs, which are issued through the Office of Finance. Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank’s outstanding COs, including COs held by other FHLBanks, was $958.6 billion and $937.5 billion at June 30, 2006, and December 31, 2005, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank has not paid any obligations on behalf of the other FHLBanks during the period ended June 30, 2006, or the year ended December 31, 2005.

The following is a summary of the Bank’s CO bonds outstanding at June 30, 2006, and December 31, 2005, by the year of maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Maturity

(dollars in thousands)

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due in one year or less	$11,111,535	3.69%	$8,287,805	3.22%
Due after one year through two years	7,141,355	4.07	7,401,505	3.63
Due after two years through three years	4,658,390	4.15	5,523,200	4.03
Due after three years through four years	1,218,485	4.28	1,747,435	3.79
Due after four years through five years	1,467,220	4.75	1,470,770	4.40
Thereafter	8,463,000	5.61	8,159,000	5.59

Total par value	34,059,985	4.38%	32,589,715	4.13%

Bond premium	17,606		24,829
Bond discount	(2,965,541)		(2,982,008)
SFAS 133 hedging adjustments	(301,498)		(190,463)

Total	$30,810,552		$29,442,073

CO bonds outstanding at June 30, 2006, and December 31, 2005, include callable bonds totaling $17.3 billion and $16.7 billion, respectively.

As of June 30, 2006, SFAS 133 hedging adjustments decreased $111.0 million due to higher market interest rates, which resulted in a lower estimated fair value of the hedged CO bonds.

The following table summarizes CO bonds outstanding at June 30, 2006, and December 31, 2005, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Maturity or Next Call Date

(dollars in thousands)

	June 30, 2006	December 31, 2005

Due in one year or less	$22,195,535	$21,056,805
Due after one year through two years	5,101,355	4,576,505
Due after two years through three years	2,973,390	3,193,200
Due after three years through four years	733,485	952,435
Due after four years through five years	772,220	695,770
Thereafter	2,284,000	2,115,000

Total par value	$34,059,985	$32,589,715

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities up to one year. The issuance of CO DNs with maturities of one business day influences the aggregate origination volume. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 47.3 percent and 45.3 percent of outstanding COs at June 30, 2006, and December 31, 2005, respectively, but accounted for 98.7 percent and 98.3 percent of the proceeds from the issuance of COs for the six months ended June 30, 2006, and year ended December 31, 2005, respectively.

DNs outstanding as of June 30, 2006, increased $3.3 billion compared with December 31, 2005. This increase is attributable to the increase in short-term and overnight advances of $2.5 billion that occurred during the second quarter of 2006.

The Bank’s outstanding consolidated DNs, all of which are due within one year, were as follows:

Consolidated Discount Notes Outstanding

(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate

June 30, 2006	$27,633,213	$27,763,181	5.04%

December 31, 2005	$24,339,903	$24,442,173	4.10%

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended June 30,
	2006		2005
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$1,849,147	4.84%	$2,447,190	2.89%
Term discount notes	23,242,908	4.84	13,471,529	2.89
Total discount notes	25,092,055	4.84	15,918,719	2.89

Bonds	30,115,322	4.57	27,811,765	3.49

Total consolidated obligations	$55,207,377	4.69%	$43,730,484	3.27%

	For the Six Months Ended June 30,
	2006		2005
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$2,178,464	4.58%	$2,609,042	2.63%
Term discount notes	23,769,714	4.62	14,168,080	2.66
Total discount notes	25,948,178	4.62	16,777,122	2.65

Bonds	29,673,361	4.43	28,141,610	3.39

Total consolidated obligations	$55,621,539	4.52%	$44,918,732	3.11%

(1)          Yields are annualized.

The average balances of COs for the six months ended June 30, 2006, were higher than the average balances for the same period in 2005, which is consistent with the increase in total average assets, primarily short-term advances. This CO increase was primarily due to growth in DNs. The average balance of term DNs increased $9.6 billion, which was slightly offset by a decrease of $430.6 million in overnight DNs from the prior period. Average balances of bonds increased $1.5 billion from the prior period. The average balance of DNs represented approximately 46.7 percent of total average COs during the six months ended June 30, 2006, as compared with 37.3 percent of total average COs during the same period in 2005, and the average balance of bonds represented 53.3 percent and 62.7 percent of total average COs outstanding during the six months ended June 30, 2006 and 2005, respectively.

Deposits

As of June 30, 2006, deposits totaled $750.7 million compared with $602.1 million at December 31, 2005, increasing $148.6 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

Term Deposits Greater Than $100,000

(dollars in thousands)

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$2,000	3.44%	$2,000	2.72%
Over three through six months	—	—	1,000	2.73
Over six months through 12 months	—	—	1,000	2.42
Greater than 12 months (1)	20,000	4.71	20,000	4.71

Total par value	$22,000	4.59%	$24,000	4.37%

(1)          Represents one term deposit account with a maturity date of September 22, 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement.

The Bank remains in compliance with these requirements at June 30, 2006, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	June 30, 2006	December 31, 2005
Permanent capital
Class B stock	$2,541,218	$2,531,145
Mandatorily redeemable capital stock	12,362	8,296
Retained earnings	193,303	135,086

Permanent capital	$2,746,883	$2,674,527

Risk-based capital requirement
Credit-risk capital	$164,840	$150,938
Market-risk capital	129,400	133,763
Operations-risk capital	88,272	85,410

Risk-based capital requirement	$382,512	$370,111

The Bank’s market-risk-based capital decreased by $4.4 million to $129.4 million as of June 30, 2006, from $133.8 million as of December 31, 2005. As discussed in Part I Item 3 - Quantitative and Qualitative Disclosures About Market Risk – Measurement of Market and Interest Rate Risk, during the second quarter of 2006, the Bank implemented two modeling changes that provide a more accurate assessment of market risk exposure. Had the new market-risk model methodology been used at December 31, 2005, the Bank’s market-risk-based capital would have been $118.1 million.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank remained in compliance with these requirements at June 30, 2006.

The following table provides the Bank’s capital ratios as of June 30, 2006, and December 31, 2005.

Capital Ratio Requirements

(dollars in thousands)

	June 30, 2006	December 31, 2005
Capital ratio
Minimum capital (4% of total assets)	$2,503,465	$2,308,001
Actual capital (capital stock plus retained earnings)	2,746,883	2,674,527
Total assets	62,586,629	57,700,034
Capital ratio (permanent capital as a percentage of total assets)	4.4%	4.6%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,129,331	$2,885,002
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	4,120,325	4,011,791
Leverage ratio (leverage capital as a percentage of total assets)	6.6%	7.0%

Derivative Instruments

The Bank’s derivative transactions are recorded on the statements of condition at fair value, netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability.

The Bank had commitments for which it was obligated to purchase mortgage loans totaling $8.9 million and $7.3 million at June 30, 2006, and December 31, 2005, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value totaled $38.4 million and $45.4 million as of June 30, 2006, and December 31, 2005, respectively. Derivative liabilities’ net fair value totaled $152.8 million and $255.9 million as of June 30, 2006, and December 31, 2005, respectively.

As of June 30, 2006, the Bank had two derivative contracts with notional amounts totaling $10.0 million with a member in which the Bank acts as an intermediary between the member and a derivative counterparty.

As part of the Bank’s hedging activities as of June 30, 2006, the Bank had entered into derivative contracts directly with certain affiliates of the Bank’s members. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the members to enter into such contracts.

Outstanding Derivative Contracts with Affiliates of Bank Members

(dollars in thousands)

		June 30, 2006
Derivatives Counterparty	Affiliate Member	Notional Outstanding	% of Notional Outstanding

Bank of America, N.A.	Bank of America Rhode Island, N.A.	$1,433,050	5.7%
Royal Bank of Scotland, PLC	Citizens Financial Group (1)	438,000	1.7

(1)         Citizens Financial Group, a subsidiary of The Royal Bank of Scotland Group, is the holding company of four of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, and Citizens Bank of Connecticut.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member-credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in the Bank’s Annual Report on Form 10-K in Item 1 – Business – Consolidated Obligations. The Bank’s equity capital resources are governed by the capital plan, which is described below in the Capital section.

Liquidity

The Bank strives to maintain the liquidity necessary to meet member-credit demands, repay maturing COs, meet other obligations and commitments, and respond to significant changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

The Bank is not able to predict future trends in member-credit needs since they are driven by complex interactions among a number of factors, including mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances versus other wholesale borrowing alternatives. However, the Bank regularly monitors current trends and anticipates future debt-issuance needs to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity-management practices are described in Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Debt Financing-Consolidated Obligations.

Capital

Total capital as of June 30, 2006, was $2.8 billion, a 2.8 percent increase from $2.7 billion as of December 31, 2005.

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

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. As member credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented an Excess Stock Repurchase Program to help it manage its leverage by reducing the amount of excess capital stock held by members. See Item 2- Primary Business Related Developments for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares upon request by members.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At June 30, 2006, $12.4 million of capital stock was subject to a five-year stock-redemption period, and it is anticipated that $7.0 million of these shares will be redeemed by June 30, 2010, and an additional $5.4 million is anticipated to be redeemed by June 30, 2011.

At June 30, 2006, and December 31, 2005, members and nonmembers with capital stock outstanding held $195.6 million and $353.0 million, respectively, in excess capital stock. During the six months ended June 30, 2006 and 2005, the Bank repurchased $258.6 million and $338.2 million, respectively, of excess capital stock. All such repurchases were completed after determining that the Bank would remain in compliance with its minimum regulatory capital requirements after making such repurchases.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Bank’s 2005 Financial Statements.

Retained-Earnings Target. In November 2005, the Bank’s board of directors adopted a new targeted retained-earnings level of $154 million, to be achieved by December 31, 2006, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2006. To the extent that the target level remains within a range of $143 million to $189 million, which represents optimistic and pessimistic projected retained earnings requirements, respectively, the Bank is not required to adjust its dividend strategy.

The Bank’s retained-earnings target could be superceded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. The Bank will continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At June 30, 2006, the Bank had a total capital-to-assets ratio of 4.4 percent, a leverage capital-to-assets ratio of 6.6 percent, and a risk-based capital requirement of $382.5 million, which was more than satisfied by the Bank’s permanent capital of $2.7 billion. At December 31, 2005, the Bank had a total capital-to-assets ratio of 4.6 percent, a leverage capital-to-assets ratio of 7.0 percent, and a risk-based capital requirement of $370.1 million, which was more than satisfied by the Bank’s permanent capital of $2.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $72.7 million and $71.2 million at June 30, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.5 billion and $117.6 million at June 30, 2006, and December 31, 2005, respectively, and had original terms of one month to 20 years with a final expiration in 2024. The increase in outstanding letters of credit was due primarily to new agreements entered into with one member. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $800,000 and $37,000 at June 30, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any additional liability on these standby letters of credit.

Commitments for unused lines-of-credit advances totaled $1.5 billion at June 30, 2006, and December 31, 2005. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $551.2 million and $554.0 million at June 31, 2006, and December 31, 2005, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2006.

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

As of June 30, 2006, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from its audited financial statements except as follows. During the second quarter of 2006, the Bank implemented two modeling changes that provide a more accurate assessment of market risk exposure. First, values for the Bank’s MPF loans and MBS pass-through holdings are now benchmarked to changes in the U.S.-dollar interest rate swap yield curve as opposed to the previous practice of benchmarking values to the U.S. Treasury yield curve. Second, to better assess the value of option-embedded balance sheet items, the Bank has implemented a new methodology for estimating market volatility. Under the new methodology, the values of option-embedded balance sheet items more closely approximate values obtained from third party sources including observed market prices and independent models.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed Capital Regulation

On March 8, 2006, the Finance Board voted to approve a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would restrict the amount of dividends that an FHLBank could pay whenever the FHLBank is not in compliance with the minimum retained earnings requirements and would prohibit any FHLBank from issuing dividends in the form of stock. The proposed rule may have significant implications for the Bank and its members, including the potential for a much higher level of retained-earnings than the Bank currently has, as well as a period of significantly reduced dividends relative to recent trends, which could deter members from using advances to avoid capital stock purchases. The Bank is in the process of analyzing the possible effects of the proposal, including those related to retained earnings and dividends, and will also explore steps to modify its business model to mitigate the potential impacts to shareholders. As noted in Item 2 – Primary Business Related Developments, the Bank has implemented its Excess Stock Repurchase Program to help manage its excess stock position, and which will assist the Bank in complying with Part 934.1(a) the proposed regulation, if enacted as proposed. The Bank is also in the process of changing its dividend procedures through the dividend schedule transition plan, which will help comply with Part 934.4(a) of the proposed regulations, if enacted.

The comment period on the proposed regulation ended on July 13, 2006, and we cannot anticipate what the final form of the regulation will take. The proposed regulation may be viewed on the Finance Board’s web site at www.fhfb.gov/GetFile.aspx?FileID=4476 and comments are available at www.fhfb.gov/Default.aspx?Page=93&Top=93.

Federal Reserve Policy Regarding Payments System Risk

The Federal Reserve Board in September 2004 announced, through Docket No.OP-1182, that it has revised its Policy Statement on Payments System Risk (PSR policy) concerning interest and redemption payments on securities issued by government-sponsored enterprises (GSEs) and certain international organizations. Prior to July 20, 2006 the Federal Reserve Banks were processing and posting these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. eastern time, the same posting time as for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded its payments. Effective July 20, 2006 the revised policy requires the Federal Reserve Banks to release these interest and redemption payments as directed by the issuer provided the issuer’s Federal Reserve account contains sufficient funds to cover them. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and redemption payments by 4:00 p.m. eastern time in order for the payments to be processed that day.

The Federal Reserve Board’s decision to revise its PSR policy only affects the Bank’s intra-day liquidity, not its overall liquidity position. Consequently, the Bank manages its intra-day liquidity by forecasting and identifying specific business days that represent high liquidity risk. An example may be a date on which the Bank has a large debt payment scheduled.

The Bank has implemented several strategies to mitigate this potential intra-day liquidity risk:

1.               Since the cash proceeds from the issuance of forward settling CO DNs are available to the Office of Finance in the morning, the Bank actively utilizes CO DNs settling on days on which the Bank is obligated to make significant bond principal and interest payments.

a.               Currently, the Federal Home Loan Bank System (the System) auctions short term CO DNs every Tuesday and Thursday that settle on Wednesday and Friday, respectively. The Bank can access these auctions to provide liquidity on the specific high liquidity risk days.

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

5.               The Bank adopted an amendment to its Products Policy under which members with total advance repayments due in the amount of $250 million or more on a given day must repay the advances by 2:00 p.m. (ET), or the Bank may require the amount to be rolled over into an overnight advance at the Bank’s Daily Cash Manager advance rate. This policy provides the

Bank sufficient time to fund its 3:00 p.m. CO repayment and interest obligations deadline, and avoids the potential need to invest excess funds late in the day in the event that the member’s advances were repaid late in the day.

6.               In June 2006, the 12 FHLBanks and the Office of Finance entered into a Principal and Interest Funding and Contingency Plan Agreement. This agreement establishes a mechanism whereby a payment due from a FHLBank that misses its deadline (a Delinquent Bank) will be funded by another FHLBank (a Contingency Bank), and the interest rate payable by the Delinquent Bank for these funds will be not less than 500 basis points above the Federal Funds Effective Rate.

Delay in Publication of the FHLBanks’ Combined Financial Reports; Intended Restatements by the Office of Finance and Certain FHLBanks; Delays in Certain FHLBanks’ SEC Registration

The Office of Finance has not yet published the FHLBanks’ 2004 third quarter combined financial report, 2004 full-year combined financial report, or any subsequent combined financial reports. In addition, the Office of Finance has announced that its board of directors had decided to restate the FHLBanks’ combined financial statements for the years ended December 31, 2001, 2002, and 2003, and subsequent interim periods. The Office of Finance has stated that the delays in publication and intended restatements were the result of certain regulatory and accounting matters at some of the FHLBanks. The Office of Finance has also stated that it expects to delay publication of the FHLBanks’ combined financial reports until all of the FHLBanks have completed their registrations with the SEC. By Finance Board regulation, each FHLBank was required to register a class of its equity securities under the Securities Act of 1934 and to ensure that the registration became effective no later than August 29, 2005. All 12 of the FHLBanks have completed their registration with the SEC.

RECENT REGULATORY ACTIONS AND CREDIT-RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $958.6 billion at June 30 2006, and $937.5 billion at December 31, 2005.

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

The Bank has evaluated the known regulatory actions and individual long-term credit-rating downgrades as of June 30, 2006, and as of each period end presented has determined that they have not materially increased the possibility that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor.

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

Credit Risk

Advances outstanding to members in blanket-lien status at June 30, 2006, totaled $40.0 billion. For these members, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling more than $73.5 billion as of June 30, 2006. Of this total, $17.0 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $4.9 billion of securities are held by members’ securities corporations, and $11.2 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at June 30, 2006, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of June 30, 2006

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral

Listing-collateral status	13	$170,935	$248,315
Delivery-collateral status	15	458,519	639,236

Total par value	28	$629,454	$887,551

Credit Risk – Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At June 30, 2006, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $8.9 billion to 41 counterparties, of which $7.3 billion was for federal funds sold and $1.6 billion was for other unsecured investments. As of June 30, 2006, no individual counterparty represented more than 10 percent of the Bank’s total unsecured credit exposure.

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

Credit ratings on these investments as of June 30, 2006, are provided in the following table.

Credit Ratings of Investments

As of June 30, 2006

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	AAA	AA	A	Unrated

Money-market instruments (2):
Interest-bearing deposits	$50	$340,000	$425,000	$—
Securities purchased under agreements to resell	—	750,000	—	—
Federal funds sold	—	2,410,000	4,894,000	—

Investment securities:
U.S. agency obligations	70,304	—	—	—
U.S. government corporations	212,284	—	—	—
Government-sponsored enterprises	155,846	—	—	29,867
Other FHLBanks’ bonds	14,751	—	—	—
International agency obligations	365,120	—	—	—
State or local housing-agency obligations	242,771	81,852	—	—
MBS issued by government-sponsored enterprises	1,431,936	—	—	—
MBS issued by private trusts	5,435,373	—	—	—
ABS backed by home-equity loans	120,583	—	—	—

Total investments	$8,049,018	$3,581,852	$5,319,000	$29,867

(1)         Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used. If a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(2)         The issuer rating is used.

Credit Risk – Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. While Bank management believes this risk is appropriately managed through underwriting standards and member CEs, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $1.8 million at June 30, 2006. As of June 30, 2006, nonaccrual loans amounted to $4.4 million and consisted of 73 loans out of approximately 51,700 loans. During the six months ended June 30, 2006, the Bank had $11,000 of loans charged off related to mortgage loans foreclosed upon. There were no recoveries from the resolution of loans previously charged off. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the loss experience on rated residential MBS, and an analysis of the loan-loss-reserve levels used by Freddie Mac. Freddie Mac is a GSE that comprises a substantial portion of the secondary mortgage market. The underwriting standards used by Freddie Mac are similar to those of the MPF program. The use of these sources considers the fact that the Bank obtains sufficient CE on each pool of loans to achieve the equivalent of a long-term AA credit rating. The Bank relies on this approach as MPF is a relatively new program with a limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from the MBS and GSE-indexing methodology and relying primarily on the actual loss experience of the MPF portfolio. Management will begin to rely primarily on the Bank’s actual loss experience when the MPF portfolio is sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own loss experience.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide CEs in place of the PFI, as well as primary MI coverage on individual loans. As of June 30, 2006, the Bank is the beneficiary of primary MI coverage on $269.4 million of conventional mortgage loans, and the Bank is the beneficiary of secondary MI coverage on mortgage pools with a total unpaid principal balance of $3.1 billion. Eight MI companies provide all of the coverage under these policies. All of these companies are rated at least AA by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows MI companies as of June 30, 2006, with MI coverage greater than 10 percent of total MI coverage.

MI Companies with Coverage Greater than 10% of Total MI Coverage

As of June 30, 2006

(dollars in thousands)

MI Company	MI Coverage	Percent of Total MI Coverage

United Guaranty Residential Insurance Corporation	$22,880	28.2%

Mortgage Guaranty Insurance Corporation	21,330	26.3

Genworth Mortgage Insurance Corporation	12,523	15.4

PMI Mortgage Insurance Company	8,510	10.5

Credit Risk – Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. Unsecured credit exposure is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with member institutions in cases where the master-netting agreements are subject to a one-way collateral provision in which the Bank is the sole secured party and the Bank is fully secured. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured at least weekly and, in many cases, daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of June 30, 2006, the Bank had two interest-rate derivative contracts with notional amounts totaling $10.0 million outstanding with a member institution.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of June 30, 2006
Interest-rate-exchange agreements: (1)
AAA	$40,725	1	$—	$—
AA	16,146,646	12	24,606	133
A	9,165,345	6	13,644	946
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	25,362,716	20	38,250	1,079
Mortgage-loan-purchase commitments (3)	8,885	—	—	—
Forward contracts	10,000	1	—	—

Total derivatives	$25,381,601	21	$38,250	$1,079

As of December 31, 2005
Interest-rate-exchange agreements: (1)
AAA	$40,725	1	$—	$—
AA	13,380,835	11	162	162
A	11,490,356	7	45,270	1,360
Total interest-rate-exchange agreements	24,911,916	19	45,432	1,522
Mortgage-loan-purchase commitments (3)	7,342	—	15	—
Forward contracts	5,000	1	—	—

Total derivatives	$24,924,258	20	$45,447	$1,522

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

The notional amount of interest-rate-exchange agreements outstanding totaled $25.4 billion and $24.9 billion at June 30, 2006, and December 31, 2005, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of June 30, 2006.

As of June 30, 2006, and December 31, 2005, the following counterparties represented more than 10 percent of the total notional amount outstanding (dollars in thousands):

	June 30, 2006		December 31, 2005
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Notional Amount Outstanding	Percent of Total Notional Outstanding

JP Morgan Chase Bank	$4,384,830	17.3%	$4,393,630	17.6%
Deutsche Bank AG	3,754,110	14.8	3,790,310	15.2
UBS AG	2,562,050	10.1	2,186,050	8.8

The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are overnight to 270 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank’s COs and DNs.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At June 30, 2006, fixed-rate noncallable debt amounted to $11.2 billion, compared with fixed-rate noncallable debt levels of $9.0 billion at December 31, 2005.

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

Investments

The Bank holds long-term bonds issued by U.S. agencies, U.S government corporations, international agency obligations, and instrumentalities. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At June 30, 2006, and December 31, 2005, this portfolio amounted to $764.6 million and $765.3 million, respectively.

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

To offset some of the interest-rate risk and options risk embedded in its mortgage-loan portfolio, the Bank issues fixed-rate callable debt, which the Bank can redeem at par at its discretion on predetermined call dates. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and noncallable long-term debt to optimize its ability to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Moreover, certain interest-rate and options-risk strategies may require hedge structures that are not available to the Bank through debt-issuance activities, such as options with out-of-the-money strike prices. For this reason, management has enacted a more comprehensive hedging strategy, incorporating the use of derivatives to effectively mitigate the residual risks inherent in the sensitivity profile.

To hedge the risk of loss of premium on mortgage loans due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to provide an offset to the loss of purchase premiums that might result from rapid prepayments in the event of a downturn in interest rates. In accordance with SFAS 133, these derivatives are recorded at fair value. However, these derivatives are not accounted for as hedges under SFAS 133, as changes in their fair values are designed to provide an offset to the rapid amortization of premium and resulting yield decline on mortgage loans purchased under the MPF program in a falling interest-rate environment. At June 30, 2006, receiver swaptions amounted to $325.0 million (notional) with an estimated fair value of $11,000.

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

A short-term drop in interest rates could provide borrowers with an economic incentive to refinance existing mortgages by borrowing new, lower interest-rate mortgages. Generally, it takes several months for borrowers to apply for refinancing mortgage loans and for those applications to be processed and funded. Because the Bank’s application of SFAS 91 does not recognize premium amortization expense due to principal prepayments until the prepaid principal is received, the Bank generally experiences a lag in expense recognition attributable to refinancing activity relative to the timing of the change in interest rates that brought about the increase in refinancing activity. However, a decrease in interest rates has an immediate impact on the fair value of the Bank’s economic hedges. Consequently, there can be a difference in the timing of recognition of hedge income versus premium amortization expense. It is sometimes necessary to execute rebalancing strategies that generate realized gains to offset the expense of premium impairment expected to be processed in the future. While this risk-management activity is prudent from an economic perspective, the timing of the income recognition could contribute to short-term income volatility from a GAAP perspective. For these reasons, management does not believe that this hedging strategy qualifies for hedge accounting under SFAS 133.

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of June 30, 2006, the Bank had $10.0 million of outstanding TBA hedges. The total fair value of these hedges as of June 30, 2006, was an unrealized gain of $65,000.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive coupons that offset the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total debt used in conjunction with interest-rate-exchange agreements amounted to $18.3 billion and $19.0 billion as of June 30, 2006, and December 31, 2005, respectively. The interest-rate-exchange agreements as of June 30, 2006, and December 31, 2005, represented 53.7 percent and 58.3 percent, respectively, of the Bank’s total outstanding CO bonds.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2006, and December 31, 2005. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment

As of June 30, 2006

(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$7,642,075	$77,254
	Caps	Benchmark interest rate	Fair value	383,300	6,716

Total associated with advances				8,025,375	83,970

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(45,052)

Trading securities	Swaps	Overall fair value	Economic	226,500	1,696
	Caps	Overall fair value	Economic	466,000	1

Total associated with trading securities				692,500	1,697

Mortgage loans	Swaptions	Overall fair value	Economic	325,000	11

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	15,409,085	(316,615)

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,223

Total				25,362,716	(272,766)

Mortgage delivery commitments (1)				8,885	(19)
Forward Contracts				10,000	65

Total derivatives				$25,381,601	(272,720)

Accrued interest					158,348

Net derivatives					$(114,372)

Derivative asset					$38,388
Derivative liability					(152,760)

Net derivatives					$(114,372)

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

The table below presents the historical simulation VaR estimate as of June 30, 2006, and December 31, 2005, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then-current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	June 30, 2006		December 31, 2005
Confidence Level	% of MVE (1)	$ (million)	% of MVE (1)	$ (million)

50%	-0.12%	$(3.32)	-0.14%	$(4.07)
75%	0.88	24.45	0.84	23.51
95%	2.41	67.10	2.66	74.66
99%	4.64	129.40	4.21	118.08

(1)          Loss exposure is expressed as a percentage of base MVE.

During the second quarter of 2006, the Bank implemented two modeling changes that provide a more accurate assessment of market risk exposure. First, values for the Bank’s MPF loans and MBS pass-through holdings are now benchmarked to changes in the U.S.-dollar interest rate swap yield curve as opposed to the previous practice of benchmarking values to the U.S. Treasury yield curve. Second, to better assess the value of option-embedded balance sheet items, the Bank has implemented a new methodology for estimating market volatility. Under the new methodology, the values of option-embedded balance sheet items more closely approximate values obtained from third party sources including observed market prices and independent models.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased to $129.4 million as of June 30, 2006. The increased estimates of risk are due to increased exposure to relative movement between the Bank’s yield curve for CO debt and the U.S.-dollar interest rate swap yield curve. The table above presents results as if the modeling changes had been in effect at December 31, 2005. In the Bank’s Form 10-K for the year ended December 31, 2005, the Bank reported VaR at the 99-percent confidence level of $133.8 million as of December 31, 2005. The decrease of $15.7 million at the 99-percent confidence level was attributable to reduced exposure to the U.S. Treasury yield curve under the new methodology. At the 95-percent and the 75-percent confidence level, the market value loss previously reported in the Form 10-K under the old methodology was $77.7 million and $31.6 million, respectively for December 31, 2005. The results indicate that market risk exposure, at all confidence levels, has remained fairly stable during 2006.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for June 30, 2006, showed that in the worst-case scenario, the Bank’s return on equity would fall to four basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of all yield curves represented in the model.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; members’ deposits are withdrawn at a rate of 50 percent per day; and five percent of unused outstanding MPF master commitments are funded each day. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk-Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight-week forecast. The following table shows the Bank’s structural liquidity as of June 30, 2006.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2

Contractual sources of funds	$6,003,407	$8,768,936
Less: Contractual uses of funds	(3,588,603)	(6,550,803)
Equals: Net cash flow	2,414,804	2,218,133

Less: Cumulative contingent obligations	16,433,885	22,878,753
Equals: Net structural liquidity requirement	$(14,019,081)	$(20,660,620)

Available borrowing capacity	$19,282,644	$25,291,659

Ratio of available borrowing capacity to net structural liquidity need	1.38	1.22
Required ratio	1.00	0.50

The Bank has an additional requirement to maintain a standard of net excess of liquidity within a 90-day timeframe, such that total liquidity sources less total liquidity uses represent a net positive liquidity position. Examples of liquidity sources include COs traded but not settled, money-market maturities, advance maturities, and the discounted value of securities available for repurchase. Examples of liquidity uses include contractual principal payments, commitments to be settled, and member-deposit outflow of 50 percent and 100 percent for overnight and term deposits, respectively. In the event that the Bank does not meet the standard of a positive net excess of liquidity within a 90-day timeframe, the Bank’s senior management team is immediately notified to determine whether any action is required to correct the Bank’s net liquidity position. The following shows the Bank’s 90-day liquidity position at June 30, 2006.

90-Day Liquidity Position

(dollars in thousands)

90-Day Cumulative Amount

Principal receipts from maturing assets	$29,009,000
Pledgeable assets	7,208,000
Total 90-day liquidity sources	36,217,000

Consolidated obligations due	31,755,000
Unsettled commitments	451,000
Estimated potential deposit outflows	390,500
Total 90-day liquidity uses	32,596,500

Net 90-day liquidity	$3,620,500

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations and the liquidity needs of its members in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of June 30, 2006, and December 31, 2005, the Bank held a surplus of $6.5 billion and $6.1 billion, respectively, of liquidity (exclusive of access to CO debt) issuance within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of June 30, 2006, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulation 12 CFR §917 was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$4,541,629
Less: contractual uses of funds	(10,891,810)
Equals: net cash flow	(6,350,181)

Contingency borrowing capacity (exclusive of CO debt)	12,896,611

Net contingency borrowing capacity	$6,546,430

Additional information regarding liquidity is provided in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

Internal Control Over Financial Reporting

During the second quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

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

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston *

3.2	By-laws of the Federal Home Loan Bank of Boston *

4	Capital Plan of the Federal Home Loan Bank of Boston *

10.1	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, dated June 23, 2006 **

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the correspondingly numbered Exhibit to our Registration Statement on Form 10 filed with the Commission on October 31, 2005.

** Incorporated by reference to the correspondingly numbered Exhibit to our current report on Form 8-K filed with the Commission on June 23, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Boston

Date:	August 10, 2006	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2006	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)