Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Boston
filed 2006-11-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON

(Exact name of registrant as specified in its charter)

Federally chartered corporation(State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. employer identification number)

111 Huntington Avenue Boston, MA (Address of principal executive offices)	02199 (Zip code)

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

☐ Yes                    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2006
Class B Stock, par value $100	23,966,510

Federal Home Loan Bank of Boston

Form 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$12,711	$9,683
Interest-bearing deposits in banks	2,110,050	2,130,050
Securities purchased under agreements to resell	3,850,000	—
Federal funds sold	2,282,000	4,775,000
Investments:
Trading securities – includes $193 pledged as collateral at December 31, 2005, that may be repledged.	162,458	216,578
Available-for-sale securities – includes $58,288 and $109,455 pledged as collateral at September 30, 2006, and December 31, 2005, that may be repledged.	993,038	1,016,488
Held-to-maturity securities – includes $11,429 pledged as collateral at December 31, 2005, that may be repledged (1).	7,459,791	6,328,672
Advances	37,908,283	38,067,896
Mortgage loans held for portfolio, net of allowance for credit losses of $1,720 and $1,843 at September 30, 2006, and December 31, 2005	4,619,106	4,886,494
Accrued interest receivable	214,807	190,056
Premises and equipment, net	6,084	6,103
Derivative assets	81,638	45,447
Other assets	25,667	27,567

Total Assets	$59,725,633	$57,700,034

LIABILITIES
Deposits:
Interest-bearing	$844,931	$597,829
Non-interest-bearing	4,921	4,262
Total deposits	849,852	602,091

Consolidated obligations, net:
Bonds	34,187,583	29,442,073
Discount notes	21,478,279	24,339,903
Total consolidated obligations, net	55,665,862	53,781,976

Mandatorily redeemable capital stock	12,354	8,296
Accrued interest payable	330,497	276,427
Affordable Housing Program (AHP)	43,559	35,957
Payable to Resolution Funding Corporation (REFCorp)	12,581	13,366
Dividends payable	347	30,209
Derivative liabilities	133,074	255,862
Other liabilities	69,771	18,101

Total liabilities	57,117,897	55,022,285

Commitments and contingencies (Note 15)

CAPITAL
Capital stock – Class B – putable ($100 par value), 24,226 shares and 25,311 shares issued and outstanding at September 30, 2006, and December 31, 2005	2,422,588	2,531,145
Retained earnings	171,161	135,086
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	12,394	8,504
Net unrealized gain relating to hedging activities	2,350	3,771
Minimum pension liability	(757)	(757)

Total capital	2,607,736	2,677,749

Total Liabilities and Capital	$59,725,633	$57,700,034

(1)          Fair values of held-to-maturity securities were $7,459,021 and $6,350,274 at September 30, 2006, and December 31, 2005, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$539,335	$259,512	$1,496,234	$718,582
Prepayment fees on advances, net	13	154	(253)	6,045
Interest-bearing deposits in banks	29,055	14,295	66,236	46,446
Securities purchased under agreements to resell	19,066	13,550	30,471	22,078
Federal funds sold	43,830	29,705	132,930	84,098
Investments:
Trading securities	2,541	3,303	8,409	10,488
Available-for-sale securities	12,117	7,849	33,232	20,279
Held-to-maturity securities	99,004	70,702	262,783	199,428
Prepayment fees on investments	1,168	6,086	3,681	11,827
Mortgage loans held for portfolio	59,028	52,470	179,767	152,036
Other	2	3	9	3
Total interest income	805,159	457,629	2,213,499	1,271,310

INTEREST EXPENSE
Consolidated obligations:
Bonds	387,294	259,031	1,039,085	731,674
Discount notes	332,214	129,839	926,776	350,718
Deposits	7,510	4,961	18,363	12,528
Mandatorily redeemable capital stock	352	422	662	1,602
Other borrowings	111	78	404	198
Total interest expense	727,481	394,331	1,985,290	1,096,720

NET INTEREST INCOME	77,678	63,298	228,209	174,590

(Reduction of) provision for credit losses on mortgage loans	(37)	240	(110)	393

NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES ON MORTGAGE LOANS	77,715	63,058	228,319	174,197

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	(4,248)	(215)	(13,582)
Service fees	917	550	2,252	1,705
Net unrealized gain (loss) on trading securities	1,236	(2,655)	(1,412)	(6,069)
Net gain (loss) on derivatives and hedging activities	782	(3,814)	1,551	(9,178)
Other	(4)	126	(21)	177

Total other income (loss)	2,931	(10,041)	2,155	(26,947)

OTHER EXPENSE
Operating	10,949	9,893	32,722	31,389
Finance Board and Office of Finance	853	767	2,595	2,368
Other	307	172	867	370
Total other expense	12,109	10,832	36,184	34,127

INCOME BEFORE ASSESSMENTS	68,537	42,185	194,290	113,123

AHP	5,631	3,487	15,928	9,979
REFCorp	12,581	7,739	35,672	22,052
Total assessments	18,212	11,226	51,600	32,031

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	50,325	30,959	142,690	81,092

Cumulative effect of change in accounting principle	—	—	—	7,118

NET INCOME	$50,325	$30,959	$142,690	$88,210

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(dollars and shares in thousands)

(unaudited)

				Accumulated
	Capital Stock			Other
	Class B – Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, JUNE 30, 2005	20,633	$2,063,297	$109,766	$4,805	$2,177,868

Proceeds from sale of capital stock	2,775	277,484			277,484
Reclassifications of shares to mandatorily redeemable capital stock	—	(10)			(10)
Comprehensive income:
Net income			30,959		30,959
Other comprehensive income:
Net unrealized gains on available-for-sale securities				5,432	5,432
Net unrealized losses relating to hedging activities				(21)	(21)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(538)	(538)
Total comprehensive income					35,832
Cash dividends on capital stock (4.25%) (1)			(22,499)		(22,499)

BALANCE, SEPTEMBER 30, 2005	23,408	$2,340,771	$118,226	$9,678	$2,468,675

BALANCE, JUNE 30, 2006	25,412	$2,541,218	$193,303	$18,465	$2,752,986

Proceeds from sale of capital stock	1,409	140,829			140,829
Repurchase/redemption of capital stock	(2,595)	(259,459)			(259,459)
Comprehensive income:
Net income			50,325		50,325
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(4,010)	(4,010)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(468)	(468)
Total comprehensive income					45,847
Cash dividends on capital stock (11.06%) (1)			(72,467)		(72,467)

BALANCE, SEPTEMBER 30, 2006	24,226	$2,422,588	$171,161	$13,987	$2,607,736

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(dollars and shares in thousands)

(unaudited)

				Accumulated
	Capital Stock			Other
	Class B – Putable		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2004	20,858	$2,085,814	$95,866	$(2,716)	$2,178,964

Proceeds from sale of capital stock	5,932	593,191			593,191
Repurchase/redemption of capital stock	(3,382)	(338,214)			(338,214)
Reclassifications of shares to mandatorily redeemable capital stock	—	(20)			(20)
Comprehensive income:
Net income			88,210		88,210
Other comprehensive income:
Net unrealized gains on available-for-sale securities				13,669	13,669
Net unrealized gains relating to hedging activities				807	807
Reclassification adjustment for previously deferred hedging gains and losses included in income				(2,082)	(2,082)
Total comprehensive income					100,604
Cash dividends on capital stock (4.17%) (1)			(65,850)		(65,850)

BALANCE, SEPTEMBER 30, 2005	23,408	$2,340,771	$118,226	$9,678	$2,468,675

BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749

Proceeds from sale of capital stock	4,165	416,455			416,455
Repurchase/redemption of capital stock	(5,181)	(518,084)			(518,084)
Reclassifications of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			142,690		142,690
Other comprehensive income:
Net unrealized gains on available-for-sale securities				3,890	3,890
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,421)	(1,421)
Total comprehensive income					145,159
Cash dividends on capital stock (5.47%) (1)			(106,615)		(106,615)

BALANCE, SEPTEMBER 30, 2006	24,226	$2,422,588	$171,161	$13,987	$2,607,736

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$142,690	$88,210
Cumulative effect of change in accounting principle	—	(7,118)
Income before cumulative effect of change in accounting principle	142,690	81,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and derivatives	80,597	(32,636)
Net premiums and discounts on mortgage loans	6,496	11,222
Concessions on consolidated obligations	4,182	5,256
Premises and equipment	1,357	1,030
Other	1,824	4,969
(Reduction of) provision for credit losses on mortgage loans	(110)	393
Net gain due to change in net fair-value adjustments on derivatives and hedging activities	(5,950)	(6,310)
Loss on disposal of Bank premises and equipment	11	—
Loss on early extinguishment of debt	215	13,582
Net change in:
Trading securities	54,120	63,348
Accrued interest receivable	(24,751)	(14,128)
Other assets	2,962	817
Derivative assets and liabilities – accrued interest	(66,035)	34,306
Accrued interest payable	54,070	17,429
AHP liability and discount on AHP and other housing-program advances	8,421	2,183
Payable to REFCorp	(785)	4,529
Other liabilities	1,670	227
Total adjustments	118,294	106,217
Net cash provided by operating activities	260,984	187,309
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits in banks	20,000	787,000
Securities purchased under agreements to resell	(3,850,000)	750,000
Federal funds sold	2,493,000	86,800
Premises and equipment	(1,349)	(974)
Held-to-maturity securities:
Proceeds from maturities	1,813,048	1,863,989
Purchases	(2,896,244)	(2,045,693)
Advances to members:
Principal collected	577,732,434	584,954,989
Disbursed	(577,600,264)	(588,340,361)
Mortgage loans held for portfolio:
Principal collected	481,315	658,790
Purchased	(221,987)	(1,419,158)
Net cash used in investing activities	(2,030,047)	(2,704,618)
FINANCING ACTIVITIES
Net change in deposits	248,391	(195,685)
Net proceeds from issuance of consolidated obligations:
Discount notes	548,235,955	553,553,337
Bonds	10,854,346	8,351,249
Bonds transferred from other Federal Home Loan Banks (FHLBanks)	19,872	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(551,141,194)	(551,878,921)
Bonds	(6,204,303)	(7,487,860)
Proceeds from issuance of capital stock	416,455	593,191
Payments for redemption of mandatorily redeemable capital stock	(2,870)	(19,676)
Payments for repurchase/redemption of capital stock	(518,084)	(338,214)
Cash dividends paid	(136,477)	(60,126)
Net cash provided by financing activities	1,772,091	2,517,295
Net increase (decrease) in cash and cash equivalents	3,028	(14)
Cash and cash equivalents at beginning of the period	9,683	11,891
Cash and cash equivalents at end of the period	$12,711	$11,877
Supplemental disclosure:
Interest paid	$1,896,209	$1,057,521
AHP payments	$7,064	$7,250
REFCorp payments	$36,457	$17,524

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston (the Bank) audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. In particular, effective September 30, 2006, as reflected in Note 3 – Available-for-sale Securities, the Bank changed its available-for-sale footnote disclosures by separately disclosing SFAS 133 carrying value adjustments for fair value hedge adjustments on certain of its available-for-sale securities.  Previously, the Bank had disclosed such adjustment within gross unrealized gains and losses on available-for-sale securities. The Bank has concluded that previous disclosures are correct in all material respects but has revised previous disclosures for consistency purposes.

Note 2 – Trading Securities

Major Security Types. Trading securities as of September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Mortgage-backed securities (MBS)
U.S. government guaranteed	$45,448	$55,026
Government-sponsored enterprises	69,066	85,776
Other	47,944	75,776

Total	$162,458	$216,578

Net losses on trading securities for the nine months ended September 30, 2006 and 2005, include a change in net unrealized holding losses of $1.4 million and $6.1 million, respectively.

Note 3 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2006, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$351,488	$26,433	$6,916	$—	$384,837
U.S. government corporations	213,679	11,447	1,891	—	227,017
Government-sponsored enterprises	184,433	5,863	2,381	(368)	192,309
Other FHLBanks’ bonds	14,713	(550)	606	—	14,769

	764,313	43,193	11,794	(368)	818,932
Mortgage-backed securities Government-sponsored enterprises	173,009	129	968	—	174,106

Total	$937,322	$43,322	$12,762	$(368)	$993,038

Available-for-sale securities as of December 31, 2005, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$351,955	$38,246	$7,706	$—	$397,907
U.S. government corporations	213,812	19,490	—	(2,727)	230,575
Government-sponsored enterprises	184,694	10,110	2,251	(751)	196,304
Other FHLBanks’ bonds	14,800	(329)	538	—	15,009

	765,261	67,517	10,495	(3,478)	839,795
Mortgage-backed securities
Government-sponsored enterprises	173,554	1,652	1,487	—	176,693

Total	$938,815	$69,169	$11,982	$(3,478)	$1,016,488

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the unrealized loss for each security currently recognized in other comprehensive income.  The Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities, as of September 30, 2006, and December 31, 2005, by contractual maturity, are shown below (dollars in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$32,078	$32,148	$—	$—
Due after one year through five years	63,828	63,688	96,173	96,647
Due after five years through 10 years	14,495	14,092	14,546	14,435
Due after 10 years	653,912	709,004	654,542	728,713

	764,313	818,932	765,261	839,795

Mortgage-backed securities	173,009	174,106	173,554	176,693

Total	$937,322	$993,038	$938,815	$1,016,488

The amortized cost of the Bank’s MBS classified as available-for-sale includes net premiums of $3.8 million and $4.3 million at September 30, 2006, and December 31, 2005, respectively.

Note 4 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2006, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. agency obligations	$67,414	$1,064	$—	$68,478
State or local housing-agency obligations	317,010	3,792	(3,973)	316,829

	384,424	4,856	(3,973)	385,307
Mortgage-backed securities
U.S. government guaranteed	17,074	423	—	17,497
Government-sponsored enterprises	1,054,915	8,626	(9,989)	1,053,552
Other	6,003,378	9,873	(10,586)	6,002,665
	7,075,367	18,922	(20,575)	7,073,714

Total	$7,459,791	$23,778	$(24,548)	$7,459,021

Held-to-maturity securities as of December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. agency obligations	$76,457	$2,381	$—	$78,838
State or local housing-agency obligations	344,372	9,994	—	354,366

	420,829	12,375	—	433,204
Mortgage-backed securities
U.S. government guaranteed	19,968	684	—	20,652
Government-sponsored enterprises	1,188,410	16,832	(7,242)	1,198,000
Other	4,699,465	14,454	(15,501)	4,698,418
	5,907,843	31,970	(22,743)	5,917,070

Total	$6,328,672	$44,345	$(22,743)	$6,350,274

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the carrying amount of any of the securities.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities as of September 30, 2006, and December 31, 2005, by contractual maturity, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$856	$870	$115	$116
Due after one year through five years	5,628	5,920	6,078	6,427
Due after five years through 10 years	6,700	6,993	8,615	9,205
Due after 10 years	371,240	371,524	406,021	417,456
	384,424	385,307	420,829	433,204

Mortgage-backed securities	7,075,367	7,073,714	5,907,843	5,917,070

Total	$7,459,791	$7,459,021	$6,328,672	$6,350,274

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net (discounts) premiums of $(41,000) and $3.5 million at September 30, 2006, and December 31, 2005, respectively.

Note 5 – Advances

Redemption Terms. At September 30, 2006, and December 31, 2005, the Bank had advances outstanding, including AHP advances, at interest rates ranging from zero percent to 8.44 percent, as summarized below by year of maturity (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Overdrawn demand-deposit accounts	$16,662	5.67%	$43,253	4.72%
Due in one year or less	21,365,067	5.18	21,680,839	4.19
Due after one year through two years	4,923,926	4.72	4,957,818	4.18
Due after two years through three years	3,689,180	4.83	2,945,061	4.20
Due after three years through four years	2,271,640	4.99	1,976,556	4.31
Due after four years through five years	2,496,219	4.95	2,622,202	4.87
Thereafter	3,154,514	4.70	3,822,873	4.54

Total par value	37,917,208	5.02%	38,048,602	4.28%

Premium on advances	4,646		7,384
Discount on advances	(13,082)		(12,400)
SFAS 133 hedging adjustments	(489)		24,310

Total	$37,908,283		$38,067,896

At September 30, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million. The following table summarizes advances at September 30, 2006, and December 31, 2005, by year of maturity or next call date for callable advances (dollars in thousands):

	September 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$16,662	$43,253
Due in one year or less	21,395,067	21,680,839
Due after one year through two years	4,923,926	4,987,818
Due after two years through three years	3,689,180	2,945,061
Due after three years through four years	2,271,640	1,976,556
Due after four years through five years	2,466,219	2,622,202
Thereafter	3,154,514	3,792,873

Total par value	$37,917,208	$38,048,602

At September 30, 2006, and December 31, 2005, the Bank had putable advances outstanding totaling $5.1 billion and $5.6 billion, respectively. The following table summarizes advances outstanding at September 30, 2006, and December 31, 2005, by year of maturity or next put date for putable advances (dollars in thousands):

	September 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$16,662	$43,253
Due in one year or less	25,249,817	26,476,889
Due after one year through two years	5,005,476	4,851,518
Due after two years through three years	3,447,530	2,625,061
Due after three years through four years	1,284,240	1,312,106
Due after four years through five years	1,063,319	1,148,952
Thereafter	1,850,164	1,590,823

Total par value	$37,917,208	$38,048,602

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities, residential mortgage loans, cash or deposits, member capital stock in the Bank, and other eligible real-estate-related assets as collateral on such advances. However, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions dealing with loans to small business or agriculture. At September 30, 2006, and December 31, 2005, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

Credit Risk. While the Bank has never experienced a credit loss on an advance to a member, the expansion of collateral for CFIs and nonmember housing associates provides the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place designed to appropriately manage this credit risk. Based on these policies, the Bank has not provided any allowances for losses on advances.

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Par amount of advances:
Fixed-rate	$33,313,239	$34,617,706
Variable-rate	4,603,969	3,430,896

Total	$37,917,208	$38,048,602

Variable-rate advances noted in the above table include advances outstanding at September 30, 2006, and December 31, 2005, totaling $393.8 million and $317.0 million, respectively, which contain embedded interest-rate caps or floors.

Note 6 – Affordable Housing Program

The Bank charges the amount set aside for the AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. An analysis of the AHP liability for the nine months ended September 30, 2006, and the year ended December 31, 2005, follows (dollars in thousands):

Roll-Forward of the AHP Liability	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$35,957	$33,199
AHP expense for the period	15,928	15,230
AHP direct grant disbursements	(7,064)	(9,584)
AHP subsidy for below-market-rate advance disbursements	(1,630)	(3,070)
Return of previously disbursed grants and subsidies	368	182

Balance at end of period	$43,559	$35,957

Note 7 – Mortgage Loans Held for Portfolio

The Bank’s Mortgage Partnership Finance® (MPF®) program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held for investment. Under the MPF program, the Bank’s members originate, service, and credit-enhance home mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,369,183	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	3,221,739	3,370,391
Premiums	44,288	51,501
Discounts	(13,181)	(13,051)
Deferred derivative losses, net	(1,203)	(1,059)

Total mortgage loans held for portfolio	4,620,826	4,888,337

Less: allowance for credit losses	(1,720)	(1,843)

Total mortgage loans, net of allowance for credit losses	$4,619,106	$4,886,494

“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

The par value of mortgage loans held for portfolio at September 30, 2006, and December 31, 2005, was comprised of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005

Conventional loans	$4,054,314	$4,222,303
Government-insured loans	536,608	628,643

Total par value	$4,590,922	$4,850,946

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2006 and 2005, follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,759	$1,495	$1,843	$1,379
Charge-offs	(2)	(1)	(13)	(38)
(Reduction of) provision for credit losses	(37)	240	(110)	393

Balance at end of period	$1,720	$1,734	$1,720	$1,734

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At September 30, 2006, and December 31, 2005, the Bank had no recorded investments in impaired mortgage loans.

The Bank is currently in the process of revising its allowance for credit loss estimation methodology to rely more heavily on its own portfolio history and less on peer data. Management expects this process to be completed and reviewed with the board of directors no later than December 31, 2006. While the process is not yet completed and approved, it is expected that the new estimation methodology will result in a significant decrease to the allowance for credit losses to be recorded in the fourth quarter of 2006.

Mortgage loans on nonaccrual status at September 30, 2006, and December 31, 2005, totaled $4.4 million and $6.4 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. Real estate owned (REO) at September 30, 2006, and December 31, 2005, totaled $1.2 million and $479,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the nine months ended September 30, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $819,000 and $877,000, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net (losses) gains totaling $(5,000) and $21,000 on the sale of REO assets during the three months ended September 30, 2006 and 2005, respectively. The Bank recognized net gains totaling $25,000 and $69,000 on the sale of REO assets during the nine months ended September 30, 2006 and 2005, respectively. Gains and losses on the sale of REO assets are recorded in other income. The Bank recorded expenses totaling $5,000 and $12,000 during the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Bank recorded expenses associated with maintaining these properties of $12,000 and $34,000, respectively. These expenses are recorded in other expense.

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

The following table details interest-bearing and non-interest-bearing deposits as of September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005

Interest-bearing:
Demand and overnight	$815,830	$570,611
Term	26,752	24,524
Other	2,349	2,694
Non-interest-bearing:
Other	4,921	4,262

Total deposits	$849,852	$602,091

Note 9 – Consolidated Obligations

Consolidated obligations (COs) are the joint and several obligations of the 12 FHLBanks and consist of consolidated bonds and discount notes (DNs). The FHLBanks issue COs through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance allocates issuance proceeds among the FHLBanks and tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs and is the primary obligor for its specific portion of COs issued. COs are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated DNs are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at September 30, 2006, and December 31, 2005, by the year of maturity (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due in one year or less	$13,689,555	4.26%	$8,287,805	3.22%
Due after one year through two years	8,355,700	4.27	7,401,505	3.63
Due after two years through three years	3,951,960	4.36	5,523,200	4.03
Due after three years through four years	1,608,225	4.23	1,747,435	3.79
Due after four years through five years	1,019,820	5.01	1,470,770	4.40
Thereafter	8,721,000	5.64	8,159,000	5.59

Total par value	37,346,260	4.61%	32,589,715	4.13%

Bond premium	15,475		24,829
Bond discount	(3,024,421)		(2,982,008)
SFAS 133 hedging adjustments	(149,731)		(190,463)

Total	$34,187,583		$29,442,073

Consolidated bonds outstanding at September 30, 2006, and December 31, 2005, include callable bonds totaling $19.8 billion and $16.7 billion, respectively.

The Bank’s consolidated bonds outstanding at September 30, 2006, and December 31, 2005, include (dollars in thousands):

	September 30, 2006	December 31, 2005
Par amount of consolidated bonds:
Noncallable and non-putable	$17,511,260	$15,911,215
Callable	19,835,000	16,678,500

Total par amount	$37,346,260	$32,589,715

The following table summarizes consolidated bonds outstanding at September 30, 2006, and December 31, 2005, by the earlier of the year of maturity or next call date (dollars in thousands):

	September 30, 2006	December 31, 2005

Due in one year or less	$25,124,555	$21,056,805
Due after one year through two years	5,845,700	4,576,505
Due after two years through three years	2,576,960	3,193,200
Due after three years through four years	793,225	952,435
Due after four years through five years	614,820	695,770
Thereafter	2,391,000	2,115,000

Total par value	$37,346,260	$32,589,715

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for consolidated bonds at September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005

Fixed-rate bonds	$32,145,260	$28,550,215
Step-up bonds	515,000	434,500
Zero-coupon bonds	3,686,000	3,605,000
Variable-rate bonds	1,000,000	—

Total par value	$37,346,260	$32,589,715

Consolidated Discount Notes. Consolidated DNs are issued to raise short-term funds. DNs are COs with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated DNs at September 30, 2006 and December 31, 2005, all of which are due within one year of their issue date, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate

September 30, 2006	$21,478,279	$21,564,832	5.14%

December 31, 2005	$24,339,903	$24,442,173	4.10%

Note 10 – Capital

The Bank is subject to the following three capital requirements:

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

The following table shows the Bank’s compliance with the Finance Board’s capital requirements at September 30, 2006 (dollars in thousands):

	September 30, 2006
	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$324,850	$2,606,103

Total regulatory capital	$2,389,025	$2,606,103
Total capital-to-asset ratio	4.0%	4.4%

Leverage capital	$2,986,282	$3,909,154
Leverage ratio	5.0%	6.5%

Mandatorily redeemable capital stock is considered permanent capital for regulatory purposes.

Dividend Schedule Transition Plan. Beginning with the second quarter of 2006, dividends will be declared following each quarter end and net income for the quarter is known. Accordingly, on August 3, 2006, the board of directors declared the dividend that would previously have been declared in June 2006. This dividend totaling $72.5 million, equivalent to an annual rate of 5.50 percent, was paid on September 5, 2006. Since only three dividends are expected to be declared in 2006, the second quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend.

Note 11 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $811,000 and $610,000 for the three months ended September 30, 2006 and 2005, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.1 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan and does not segregate its assets, liabilities, or costs by participating employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of pension expense attributable to the Bank cannot be made.

Also, the Bank maintains a nonqualified, unfunded defined benefit plan (supplemental retirement plan) covering certain senior officers, and the Bank sponsors a postretirement life insurance benefit plan that includes life insurance benefits for eligible retirees.

Components of net periodic pension cost for the Bank’s supplemental retirement plan and postretirement benefit plan for the three months and nine months ended September 30, 2006 and 2005, were (dollars in thousands):

	Supplemental Retirement Plan For the Three Months Ended September 30,		Postretirement Benefit Plan For the Three Months Ended September 30,
	2006	2005	2006	2005

Service cost	$114	$90	$5	$3
Interest cost	118	96	4	3
Amortization of unrecognized prior service cost	8	8	—	—
Amortization of unrecognized net loss	87	74	1	—
Amortization of unrecognized net obligation	5	5	—	—

Net periodic benefit cost	$332	$273	$10	$6

	Supplemental Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefit Plan For the Nine Months Ended September 30,
	2006	2005	2006	2005

Service cost	$343	$268	$14	$8
Interest cost	356	286	13	11
Amortization of unrecognized prior service cost	22	22	—	—
Amortization of unrecognized net loss	261	218	2	—
Amortization of unrecognized net obligation	15	15	—	—

Net periodic benefit cost	$997	$809	$29	$19

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

The following tables present net interest income after provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Net Interest Income after (Reduction of) Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2006	$8,265	$69,450	$77,715	$2,931	$12,109	$68,537

2005	$8,468	$54,590	$63,058	$(10,041)	$10,832	$42,185

	Net Interest Income after (Reduction of) Provision for Credit Losses on Mortgage Loans by Segment
For the Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2006	$27,463	$200,856	$228,319	$2,155	$36,184	$194,290

2005	$25,749	$148,448	$174,197	$(26,947)	$34,127	$113,123

The following table presents total assets by business segment as of September 30, 2006, and December 31, 2005 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

September 30, 2006	$4,642,640	$55,082,993	$59,725,633

December 31, 2005	$4,910,837	$52,789,197	$57,700,034

The following tables present average-earning assets by business segment for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total

2006	$4,678,167	$55,874,448	$60,552,615

2005	$4,398,020	$42,198,091	$46,596,111

	Total Average-Earning Assets by Segment
For the Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total

2006	$4,772,977	$54,932,114	$59,705,091

2005	$4,224,042	$43,568,291	$47,792,333

Note 13 – Derivatives and Hedging Activities

For the three months ended September 30, 2006 and 2005, the Bank recorded net gains (losses) on derivatives and hedging activities totaling $782,000 and $(3.8) million, respectively, in other income. For the nine months ended September 30, 2006 and 2005, the Bank recorded net gains (losses) on derivatives and hedging activities totaling $1.6 million and $(9.2) million, respectively. Net gains and losses on derivatives and hedging activities for the three months and nine months ended September 30, 2006 and 2005, are as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2006	2005

Net gains (losses) related to fair-value hedge ineffectiveness	$2,061	$(2,198)
Net losses resulting from economic hedges not receiving hedge accounting	(1,279)	(1,616)

Net gains (losses) on derivatives and hedging activities	$782	$(3,814)

	For the Nine Months Ended September 30,
	2006	2005

Net gains (losses) related to fair-value hedge ineffectiveness	$1,703	$(8,283)
Net losses resulting from economic hedges not receiving hedge accounting	(152)	(895)

Net gains (losses) on derivatives and hedging activities	$1,551	$(9,178)

The following table represents outstanding notional balances and estimated fair values of derivatives outstanding at September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$27,136,503	$(258,348)	$23,402,416	$(350,940)
Economic	172,500	(55)	221,500	(205)

Interest-rate swaptions:
Economic	150,000	19	525,000	71

Interest-rate caps/floors:
Fair value	454,800	4,414	317,000	4,172
Economic	446,000	—	446,000	1
Member intermediated	20,000	—	—	—

Forward contracts:
Economic	—	—	5,000	(11)

Total	28,379,803	(253,970)	24,916,916	(346,912)

Mortgage-delivery commitments (1)	6,406	15	7,342	13

Total derivatives	$28,386,209	(253,955)	$24,924,258	(346,899)

Accrued interest		202,519		136,484

Net derivatives		$(51,436)		$(210,415)

Derivative asset		$81,638		$45,447
Derivative liability		(133,074)		(255,862)

Net derivatives		$(51,436)		$(210,415)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Credit Risk. At September 30, 2006, and December 31, 2005, the Bank’s current replacement cost of outstanding derivatives was approximately $81.6 million and $45.4 million, respectively. These totals include $148.7 million and $106.2 million of net accrued interest receivable, respectively. In determining current replacement cost of outstanding derivatives, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities including accrued interest and cash with a fair value of $84.7 million and $46.1 million as collateral as of September 30, 2006, and December 31, 2005, respectively. This collateral has not been sold or repledged.

The Bank generally executes derivatives with counterparties rated A or better by either Standard and Poor’s Rating Services (S&P) or Moody’s Investor Service (Moody’s). Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 15 discusses assets pledged by the Bank to these counterparties.

Note 14 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. All transactions with members are entered into in the normal course of the Bank’s business. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Capital Stock Outstanding	Percent of Total Outstanding Capital Stock	Capital Stock Outstanding	Percent of Total Outstanding Capital Stock

Citizens Financial Group (1)	$393,625	16.2%	$331,393	13.1%
Bank of America Rhode Island, N.A., Providence, RI	309,198	12.8	375,674	14.8

(1)         Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank. Capital stock outstanding to these five members is aggregated in the above table.

The following table presents outstanding advances and total accrued interest receivable from advances to related parties as of September 30, 2006, and December 31, 2005 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of September 30, 2006
Citizens Financial Group	$7,255,470	19.1%	$29,091	19.3%
Bank of America Rhode Island, N.A., Providence, RI	6,773,708	17.9	40,728	27.0

As of December 31, 2005
Citizens Financial Group	$5,998,113	15.8%	$20,927	18.1%
Bank of America Rhode Island, N.A., Providence, RI	8,287,166	21.8	23,692	20.5

The Bank recognized advances interest income from the above members for the three months and nine months ended September 30, 2006 and 2005, as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Name	2006	2005	2006	2005

Bank of America Rhode Island, N.A., Providence, RI (1)	$133,659	$13,038	$383,425	$14,921
Fleet National Bank, Providence, RI (1)	—	—	—	38,521
Citizens Financial Group	91,276	31,790	231,446	69,785

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

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2006 (dollars in thousands):

		For the Nine Months Ended September 30, 2006
	Balance at December 31, 2005	Disbursements to Members	Payments from Members	Balance at September 30, 2006

Bank of America Rhode Island, N.A., Providence, RI	$8,287,166	$35,040,744	$(36,554,202)	$6,773,708
Citizens Financial Group	5,998,113	15,318,043	(14,060,686)	7,255,470

Standby Letters of Credit. The Bank had $39.3 million and $41.3 million of outstanding standby letters of credit to Bank of America Rhode Island, N.A. as of September 30, 2006, and December 31, 2005, respectively.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $14.8 million and $15.0 million at September 30, 2006, and December 31, 2005, respectively. The Bank recorded interest income of $204,000 from these investment securities for the three months ended September 30, 2006 and 2005. The Bank recorded interest income of $613,000 and $616,000 from these investment securities for the nine months ended September 30, 2006 and 2005, respectively. Purchases of COs issued by other FHLBanks occur at market prices through third-party securities dealers.

Consolidated Obligations. From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and, upon transfer, the Bank becomes the primary obligor. During the nine months ended September 30, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had previously been the obligation of the FHLBank of Chicago. There were no transfers of debt obligations between the Bank and other FHLBanks during the nine months ended September 30, 2005.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks is included within other interest income and interest expense from other borrowings in the statements of income. Interest income from loans of overnight funds to other FHLBanks totaled $9,000 and $3,000 for the nine months ended September 30, 2006, and 2005, respectively.

The Bank did not have any borrowings from other FHLBanks outstanding at September 30, 2006 or 2005. Interest expense on borrowings from other FHLBanks for the three months and nine months ended September 30, 2006 and 2005, are shown in the following table (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Expense from Other FHLBanks

FHLBank of Atlanta	$—	$—	$—	$1
FHLBank of Chicago	—	—	7	—
FHLBank of Cincinnati	44	45	241	69
FHLBank of Dallas	—	—	17	—
FHLBank of Indianapolis	—	—	—	2
FHLBank of Pittsburgh	—	—	—	2
FHLBank of San Francisco	—	4	13	45
FHLBank of Topeka	2	3	2	12

Total	$46	$52	$280	$131

MPF Mortgage Loans. In the ordinary course of business, the Bank sold to the FHLBank of Chicago participations in mortgage assets that the Bank purchases from its members. During the nine months ended September 30, 2006 and 2005, the Bank sold to the FHLBank of Chicago approximately $109.0 million and $1.3 billion, respectively, in such mortgage-loan participations.

The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $269,000 and $152,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2006 and 2005, respectively, which has been recorded in the statements of income as other expense. The Bank recorded $800,000 and $327,000 in MPF transaction-services fee expenses to the FHLBank of Chicago during the nine months ended September 30, 2006 and 2005, respectively.

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

The Bank considered the guidance under Financial Accounting Standards Board (FASB) interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The Bank considers the joint and several liability as a related-party guarantee. Related-party guarantees meet the scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable was $899.1 billion and $880.4 billion at September 30, 2006, and December 31, 2005, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $88.7 million and $71.2 million at September 30, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months. Commitments are fully collateralized at the time of issuance.

Standby Letters of Credit. Standby letters of credit are executed for members for a fee. The Bank requires the member to pledge collateral against the full face amount of the standby letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.5 billion and $117.6 million at September 30, 2006, and December 31, 2005, respectively, and had original terms of three months to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $585,000 and $37,000 at September 30, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these standby letters of credit.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both September 30, 2006, and December 31, 2005. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $6.4 million and $7.3 million at September 30, 2006, and December 31, 2005, respectively. Commitments are generally for periods not to exceed 45 business days. All such commitments have been recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase, if required, and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $550.7 million and $554.0 million at September 30, 2006, and December 31, 2005, respectively. The Bank had agreements with three state housing authorities at September 30, 2006, and December 31, 2005. For the nine months ended September 30, 2006, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank generally executes derivatives with counterparties rated A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of September 30, 2006, and December 31, 2005, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $59.2 million and $122.6 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. Of the amounts pledged as collateral at September 30, 2006, and December 31, 2005, $59.2 million and $122.6 million, respectively, were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Forward-Settling Derivative Contracts. As of September 30, 2006, the Bank had entered into derivatives with notional amounts totaling $510.0 million with settlement dates in 2006 and 2007. As of December 31, 2005, the Bank had entered into derivatives with notional amounts totaling $550.0 million with settlement dates in 2006. All such forward-settling derivative contracts have been recorded at their fair value.

Unsettled Consolidated Obligations. The Bank entered into $393.0 million and $62.0 million of par value CO bonds that had traded but not settled as of September 30, 2006, and December 31, 2005, respectively. The unsettled DNs as of September 30, 2006, were $5.1 million. There were no unsettled DNs as of December 31, 2005.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Boston (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•                  economic and market conditions;

•                  volatility of market prices, rates, and indices;

•                  political, legislative, regulatory, or judicial events;

•                  changes in the Bank’s capital structure;

•                  membership changes;

•                  changes in the demand by Bank members for Bank advances;

•                  competitive forces, including the availability of other sources of funding for Bank members;

•                  changes in investor demand for consolidated obligations and/or the terms of interest-rate-exchange agreements and similar agreements;

•                  the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risk associated with new products and services;

•                  the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and

•                  timing and volume of market activity.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2005.

PRIMARY BUSINESS RELATED DEVELOPMENTS

Dividend Schedule Transition Plan. In February 2006, the board of directors of the Bank approved a transition plan for the schedule under which dividends are declared and paid. The board of directors subsequently amended this transition plan in May of 2006. The change in schedule enables the Bank’s board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. Under the transition plan, dividends for the first quarter of 2006 were declared in March 2006 and paid on the second business day of April 2006. Beginning with the second quarter of 2006, dividends are not declared until the quarter has ended and net income for the quarter is known. In keeping with this transition plan, on August 3, 2006, the board of directors declared the dividend for the second quarter of 2006 that would previously have been declared in June 2006. This dividend totaling $72.5 million, which is equivalent to an annual rate of 5.50 percent, was paid on September 5, 2006. Since only three dividends are expected to be declared in 2006, the second quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend. The dividend for the third quarter of 2006 is expected to be declared in November and paid in December 2006. In 2007, quarterly dividends are anticipated to be declared in February, May, August, and November and paid on the second business day of the month that follows.

Excess Stock Repurchase Program. In the second quarter of 2006, the Bank announced a new Excess Stock Repurchase Program (ESRP) that became effective on May 1, 2006. This plan is intended to enhance the Bank’s ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. On a monthly basis, management determines available capital required to support incremental business activity and determine the desired amount of stock, if any, to repurchase from members. Under the ESRP, the Bank may unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their minimum total stock-investment requirement (TSIR) amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset fluctuations. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. The Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member’s capital stock balance being less than the member’s TSIR amount plus $200,000. Without regard to the ESRP, members who hold shares in excess of their TSIR may submit written requests for the Bank to repurchase excess stock at any time. The Bank, in its sole discretion, can approve these requests, in whole or in part, based on an assessment of the Bank’s business interests and its current and projected capital position. For the nine months ended September 30, 2006, the Bank repurchased excess capital stock totaling $268.3 million under the ESRP. During this period, the Bank also repurchased $249.8 million in response to members’ requests.

Activity-Based Stock-Investment Requirement. In June 2006, the board of directors approved a reduction of the Capital Plan’s Activity-Based Stock-Investment Requirement (ABSIR) from 4.5 percent to 4.0 percent for advances with an original maturity greater than overnight and up to three months. The ABSIR reduction will enable members to borrow more advances per dollar of capital stock owned, allowing the Bank to maintain its profile with less reliance on investment securities and funds placement. This reduction in ABSIR became effective on October 2, 2006.

Daylight Overdrafts. Effective July 20, 2006, amendments to the Federal Reserve System’s Payments System Risk Policy on Daylight Credit (PSR policy) took effect. These amendments eliminated the practice of allowing government-sponsored enterprises (GSEs) to make interest and redemption payments against uncollected funds on an intra-day basis. The Federal Reserve Board’s decision to revise its PSR policy only affects the Bank’s intra-day liquidity, not its overall liquidity position. Consequently, the Bank manages its intra-day liquidity by forecasting and identifying specific business days that represent high liquidity risk. The Bank has implemented several strategies to mitigate this potential intra-day liquidity risk, including adjusting the repayment deadline for large advances, maintaining sufficient unencumbered securities collateral to enter into bilateral repurchase transactions, entering into the Principal and Interest Funding and Contingency Plan Agreement among the 12 FHLBanks, and utilizing cash proceeds from the issuance of forward settling CO DNs as a source of liquidity.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2005, have been derived from the Bank’s audited financial statements. Financial highlights for the September 30, 2006 and 2005, interim periods have been derived from the Bank’s unaudited financial statements (dollars in thousands).

	September 30,	December 31,
	2006	2005
Statement of Condition
Total assets	$59,725,633	$57,700,034
Investments (1)	13,007,337	14,466,788
Securities purchased under agreements to resell	3,850,000	—
Advances	37,908,283	38,067,896
Mortgage loans held for portfolio, net	4,619,106	4,886,494
Deposits and other borrowings	849,852	602,091
Consolidated obligations, net	55,665,862	53,781,976
AHP liabilities	43,559	35,957
REFCorp liability	12,581	13,366
Mandatorily redeemable capital stock	12,354	8,296
Class B capital stock outstanding – putable (2)	2,422,588	2,531,145
Total capital	2,607,736	2,677,749

Other Information
Total capital ratio (3)	4.36%	4.64%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Results of Operations
Net interest income	$77,678	$63,298	$228,209	$174,590
Other income (loss)	2,931	(10,041)	2,155	(26,947)
Other expense	12,109	10,832	36,184	34,127
AHP and REFCorp assessments	18,212	11,226	51,600	32,031
Cumulative effect of change in accounting principle	—	—	—	7,118
Net income	50,325	30,959	142,690	88,210

Other Information (4)
Dividends declared	$72,467	$22,499	$106,615	$65,850
Dividend payout ratio	144.00%	72.67%	74.72%	74.65%
Weighted-average dividend rate (5) (6)	11.06	4.25	5.47	4.17
Return on average equity (7)	7.33	5.52	6.88	5.28
Return on average assets	0.33	0.26	0.32	0.24
Net interest margin (8)	0.51	0.54	0.51	0.49

(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)          Capital stock is putable at the option of a member.

(3)          Total capital ratio is capital stock, including mandatorily redeemable capital stock, plus retained earnings as a percentage of total assets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital regarding the Bank’s regulatory capital ratios.

(4)          Yields are annualized.

(5)          Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)          Beginning with the second quarter of 2006, dividends will not be declared until after the quarter has ended. The second quarter 2006 dividend was paid on September 5, 2006, and was equivalent to an annual rate of 5.50 percent. See Primary Business Related Developments — Dividend Schedule Transition Plan for additional information.

(7)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive income is not included in the calculation.

(8)          Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

FINANCIAL OVERVIEW

Third Quarter of 2006 Compared with Third Quarter of 2005. The Bank’s results of operations were characterized by the following highlights:

•                  Net income for the three months ended September 30, 2006, was $50.3 million, compared with $31.0 million for the same period in 2005. This $19.4 million increase was primarily due to an increase of $14.4 million in net interest income, a $4.2 million decrease in losses on early extinguishment of debt, a $4.6 million increase in net gain on derivatives and hedging activities, and a $3.9 million increase in net realized and unrealized gain on trading securities. These increases to net income were partially offset by an increase of $7.0 million in AHP and REFCorp assessments.

•                  Net interest income for the three months ended September 30, 2006, was $77.7 million, compared with $63.3 million for the three months ended September 30, 2005. This $14.4 million increase was mainly driven by higher interest rates as well as by higher average balances of short-term advances and mortgage loans. These favorable impacts were partially offset by a $5.1 million decrease in prepayment-fee income recognized during the period compared with the same period in 2005. Lower prepayment-fee income was primarily the result of a reduction in advance prepayment activities due to increasing levels of interest rates experienced during 2005 and into the third quarter of 2006.

•                  For the three months ended September 30, 2006 and 2005, average total assets were $61.3 billion and $47.1 billion, respectively. Return on average assets and return on average equity were 0.33 percent and 7.33 percent, respectively, for the three months ended September 30, 2006, compared with 0.26 percent and 5.52 percent, respectively, for the three months ended September 30, 2005. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2005 and into the third quarter of 2006, which resulted in higher earnings on investment assets and invested shareholder capital.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005.

•                  Net income for the nine months ended September 30, 2006, was $142.7 million, compared with $88.2 million for the same period in 2005. This $54.5 million increase was primarily due to an increase of $53.6 million in net interest income, a $13.4 million decrease in losses on early extinguishment of debt, a $4.7 million decrease in net realized and unrealized loss on trading securities, and a $10.7 million increase in net gain on derivatives and hedging activities. These increases to net income were partially offset by an increase of $19.6 million in AHP and REFCorp assessments. In addition, on January 1, 2005, the Bank recorded a cumulative effect of a change in accounting principle that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million. The Bank changed its method for accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method. See the Bank’s Annual Report on Form 10-K for more information.

•                  Net interest income for the nine months ended September 30, 2006, was $228.2 million, compared with $174.6 million for the nine months ended September 30, 2005. This $53.6 million increase was mainly driven by higher interest rates as well as by higher average balances of short-term advances and mortgage loans. These favorable impacts were partially offset by a $14.4 million decrease in prepayment-fee income recognized during the period compared with the same period in 2005. Lower prepayment-fee income was primarily the result of a reduction in advance and investment prepayment activities due to increasing levels of interest rates experienced during 2005 and into the third quarter of 2006.

•                  For the nine months ended September 30, 2006 and 2005, average total assets were $60.4 billion and $48.2 billion, respectively. Return on average assets and return on average equity were 0.32 percent and 6.88 percent, respectively, for the nine months ended September 30, 2006, compared with 0.24 percent and 5.28 percent, respectively, for the nine months ended September 30, 2005. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2005 and into the first nine months of 2006, which resulted in higher earnings on investment assets and invested shareholder capital.

Financial Condition at September 30, 2006, versus December 31, 2005

The composition of the Bank’s total assets changed during the nine months ended September 30, 2006, as follows:

•                  Advances decreased to 63.5 percent of total assets at September 30, 2006, from 66.0 percent of total assets at December 31, 2005, due to repayment of advances by a member.

•                  Investments and short-term money-market instruments, as a percentage of total assets, increased to 28.2 percent at September 30, 2006, from 25.1 percent at December 31, 2005. This increase was mainly the result of an increase in securities purchased under agreements to resell.

•                  Net mortgage loans decreased to 7.7 percent of total assets at September 30, 2006, from 8.5 percent of total assets at

December 31, 2005. This decrease reflects a decline in loan-purchase activity during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, advances balances decreased by approximately $159.6 million, ending the quarter at $37.9 billion. As of September 30, 2006, mortgage loans held for portfolio, net of the allowance for credit losses, totaled $4.6 billion, a moderate decline from the balance of $4.9 billion as of December 31, 2005. For the first nine months of 2006, the par amount of mortgage-loan purchases totaled $222.8 million, while principal repayments totaled $481.3 million.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

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

Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$40,787,687	$539,348	5.25%	$27,951,807	$259,666	3.69%
Interest-bearing deposits in banks	2,132,332	29,055	5.41	1,612,771	14,295	3.52
Securities purchased under agreements to resell	1,413,591	19,066	5.35	1,555,435	13,550	3.46
Federal funds sold	3,256,094	43,830	5.34	3,351,934	29,705	3.52
Investment securities (2)	8,259,728	114,830	5.52	7,613,666	87,940	4.58
Mortgage loans	4,678,167	59,028	5.01	4,398,020	52,470	4.73
Other earnings assets	163	2	4.87	380	3	3.13

Total interest-earning assets	60,527,762	805,159	5.28%	46,484,013	457,629	3.91%

Other non-interest-earning assets	739,593			589,976

Total assets	$61,267,355	$805,159	5.21%	$47,073,989	$457,629	3.86%

Liabilities and capital
Consolidated obligations
Discount notes	$25,095,939	$332,214	5.25%	$15,156,205	$129,839	3.40%
Bonds	31,803,537	387,294	4.83	28,035,076	259,031	3.67
Deposits	618,150	7,510	4.82	668,716	4,961	2.94
Mandatorily redeemable capital stock	12,358	352	11.31	39,380	422	4.25
Other borrowings	9,237	111	4.77	9,508	78	3.24

Total interest-bearing liabilities	57,539,221	727,481	5.02%	43,908,885	394,331	3.56%

Other non-interest-bearing liabilities	990,683			933,218
Total capital	2,737,451			2,231,886

Total liabilities and capital	$61,267,355	$727,481	4.71%	$47,073,989	$394,331	3.32%

Net interest income		$77,678			$63,298
Net interest spread			0.26%			0.35%
Net interest margin			0.51			0.54

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$40,966,742	$1,495,981	4.88%	$29,103,492	$724,627	3.33%
Interest-bearing deposits in banks	1,773,493	66,236	4.99	2,130,161	46,446	2.92
Securities purchased under agreements to resell	799,177	30,471	5.10	929,670	22,078	3.18
Federal funds sold	3,603,761	132,930	4.93	3,801,823	84,098	2.96
Investment securities (2)	7,749,371	308,105	5.32	7,511,463	242,022	4.31
Mortgage loans	4,772,977	179,767	5.04	4,224,042	152,036	4.81
Other earnings assets	238	9	5.06	128	3	3.13

Total interest-earning assets	59,665,759	2,213,499	4.96%	47,700,779	1,271,310	3.56%

Other non-interest-earning assets	693,856			544,747

Total assets	$60,359,615	$2,213,499	4.90%	$48,245,526	$1,271,310	3.52%

Liabilities and capital
Consolidated obligations
Discount notes	$25,660,976	$926,776	4.83%	$16,230,879	$350,718	2.89%
Bonds	30,391,223	1,039,085	4.57	28,105,708	731,674	3.48
Deposits	554,255	18,363	4.43	689,122	12,528	2.43
Mandatorily redeemable capital stock	11,751	662	7.53	51,514	1,602	4.16
Other borrowings	12,078	404	4.47	9,874	198	2.68

Total interest-bearing liabilities	56,630,283	1,985,290	4.69%	45,087,097	1,096,720	3.25%

Other non-interest-bearing liabilities	943,005			920,432
Total capital	2,786,327			2,237,997

Total liabilities and capital	$60,359,615	$1,985,290	4.40%	$48,245,526	$1,096,720	3.04%

Net interest income		$228,209			$174,590
Net interest spread			0.27%			0.31%
Net interest margin			0.51			0.49

(1)          Yields are annualized.

(2)          The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Third Quarter of 2006 Compared with Third Quarter of 2005. Net interest income for the three months ended September 30, 2006, was $77.7 million, compared with $63.3 million for the same period in 2005, increasing $14.4 million or 22.7 percent. Net interest spread and net interest margin for the three months ended September 30, 2006, were 0.26 percent and 0.51 percent compared with 0.35 percent and 0.54 percent, respectively, for the same period in 2005. The reduction in net interest margin was less significant than the decline in net interest spread due to the fact that average capital balances were $505.6 million higher in the quarter ended September 30, 2006, than in the comparable period in 2005. Moreover, because there is no interest expense associated with capital, higher average interest rates in the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, did not provide an offset to higher interest income on the portion of total assets funded by capital. For the three months ended September 30, 2006, the average yields on total interest-earning assets increased 137 basis points and yields on total interest-bearing liabilities increased 146 basis points, compared with the three months ended September 30, 2005.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees are net of any hedging fair-value adjustments associated with SFAS 133. During the three months ended September 30, 2006, advances totaling $259.6 million were prepaid, resulting in gross prepayment-fee income of $376,000, which was offset by a loss of $363,000 related to the premium write-off associated with these prepaid advances. For the three months ended September 30, 2005, advances totaling $4.1 million were prepaid, resulting in prepayment-fee income of $143,000, which was increased by an $11,000 gain related to fair-value hedging adjustments on those prepaid advances. Advance and investment prepayments may increase as a result of changes in interest rates or other factors. In a declining interest-rate environment, this may result in an increase in prepayment fees but also a reduced rate of return on the Bank’s interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank’s future earnings is unpredictable. For the three months ended September 30, 2006 and 2005, prepayment fees on investments were $1.2 million and $6.1 million, respectively. Excluding the impacts of prepayment-fee income on interest income, the Bank’s net interest income improved by $19.4 million to $76.5 million for the three months ended September 30, 2006, compared with $57.1 million for the same period in 2005.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005. Net interest income for the nine months ended September 30, 2006, was $228.2 million, compared with $174.6 million for the same period in 2005, increasing $53.6 million or 30.7 percent. Net interest spread and net interest margin for the nine months ended September 30, 2006, were 0.27 percent and 0.51 percent compared with 0.31 percent and 0.49 percent, respectively, for the same period in 2005. The decline in net interest spread during the first nine months of 2006 was primarily due to a higher proportion of low-margin, short-term advances and investments outstanding during the period. This was offset by a decline in prepayment-fee income and by higher average capital balances in the first nine months of 2006 as compared to the same period in 2005. The increase in net interest margin was due to higher interest rates and average balances of interest-earning assets slightly offset with a decrease in prepayment fees. For the nine months ended September 30, 2006, the average yields on total interest-earning assets increased 140 basis points and yields on total interest-bearing liabilities increased 144 basis points, compared with the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, advances totaling $1.0 billion were prepaid, resulting in gross prepayment-fee income of $474,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $778,000 related to the premium write-off associated with these prepaid advances, resulting in net prepayment fees on advances of $(253,000). For the nine months ended September 30, 2005, advances totaling $384.8 million were prepaid, resulting in prepayment-fee income of $13.0 million, which was partially offset by a $7.0 million loss related to fair-value hedging adjustments on those prepaid advances. For the nine months ended September 30, 2006 and 2005, prepayment fees on investments were $3.7 million and $11.8 million, respectively. Excluding the impacts of prepayment-fee income on interest income, the Bank’s net interest income improved by $68.1 million to $224.8 million for the nine months ended September 30, 2006, compared with $156.7 million for the same period in 2005.

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

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Three Months Ended September 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$539,335	5.25%	$259,512	3.68%
Investment securities	113,662	5.46	81,854	4.27
Total interest-earning assets	803,978	5.27	451,389	3.85

Net interest income	76,497		57,058
Net interest spread		0.25%		0.29%
Net interest margin		0.50		0.49

	For the Nine Months Ended September 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$1,496,234	4.88%	$718,582	3.30%
Investment securities	304,424	5.25	230,195	4.10
Total interest-earning assets	2,210,071	4.95	1,253,438	3.51

Net interest income	224,781		156,718
Net interest spread		0.26%		0.26%
Net interest margin		0.50		0.44

(1) Yields are annualized.

The average balance of total advances increased $11.9 billion, or 40.8 percent, for the first nine months of 2006, compared with the same period in 2005. The increase in advances was attributable to strong member demand for short-term advances, while long-term fixed-rate advances showed only a moderate increase during the first nine months of 2006 as compared with the same period in 2005. The following table summarizes average balances of advances outstanding during nine months ended September 30, 2006 and 2005, by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005

Overnight advances – par value	$2,330,530	$2,439,337

Fixed-rate advances – par value
Short-term	19,498,108	8,306,211
Long-term	7,914,577	7,755,062
Amortizing	2,564,223	2,512,560
Putable	5,356,839	5,516,694
Callable	30,000	30,000
	35,363,747	24,120,527

Variable-rate advances – par value
Putable	—	30,000
Indexed	3,315,748	2,346,220
	3,315,748	2,376,220

Total average par value	41,010,025	28,936,084

Premiums and discounts	(6,657)	(1,424)
SFAS 133 hedging adjustments	(36,626)	168,832

Total average advances	$40,966,742	$29,103,492

As noted in the above table, the average balance of overnight advances decreased by $108.8 million from September 30, 2005, to September 30, 2006. The interest rate on overnight advances changes on a daily basis. The average balance of short-term fixed-rate advances increased by approximately $11.2 billion from the nine months ended September 30, 2005 to the same period in 2006, of which $10.6 billion was attributable to the activity of Bank of America Rhode Island, N.A. and Citizens Financial Group. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. For the quarter ended September 30, 2006, the average balance of variable-rate indexed advances increased by $969.5 million from the average balance for the quarter ended September 30, 2005. These advances have coupon rates that reset on a predetermined basis based on changes in an index, such as one- or three-month LIBOR. Additionally, while putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in overall yields that closely follow short-term market interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $30.5 billion for the nine months ended September 30, 2006, representing 74.4 percent of the total average balance of advances outstanding. For the same period in 2005, the average balance of these advances totaled $18.6 billion, representing 64.4 percent of total average advances outstanding during the nine months.

For the nine months ended September 30, 2006, average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, totaled $6.2 billion, representing a decrease of $685.2 million, or 10.0 percent, from the average balances for the nine months ended September 30, 2005. The higher average balances in the nine months ended September 30, 2005, resulted from a sharp increase in money-market-investment balances that occurred during the fourth quarter of 2004, and were a result of management responding to investment opportunities made possible by favorable funding spreads as well as maintaining adequate liquidity to meet our members’ borrowing needs at that time. The average balance gradually declined over the subsequent periods as the Bank returned to more normal balances in proportion to the Bank’s total assets. The yield earned on short-term money-market investments is directly tied to short-term market interest rates. However, as of September 30, 2006, the outstanding balance of short-term money-market instruments was $8.2 billion, reflecting a higher-than-normal balance of overnight money market investments on that date.

The average mortgage-loan balance for the nine months ended September 30, 2006, was $548.9 million higher than the average balance for the same period in 2005, representing an increase of 13.0 percent. The following factors contributed to this increase:

•                  The increase in the 2006 average mortgage loan balance is attributable to the growth in the mortgage loan portfolio in the latter half of 2005. The mortgage-loan portfolio as of June 30, 2005 amounted to $4.2 billion in comparison to the December 31, 2005 balance of $4.9 billion. Although mortgage loan balances have since declined, the average balance for the nine months ended September 30, 2006 remains at a higher level than the average balance through the first nine months of 2005.

•                  As interest rates have risen during 2005 and into 2006, mortgage-refinancing activities have declined, resulting in less prepayment activity in the Bank’s outstanding loan portfolio.

Overall, the yield on the mortgage-loan portfolio has increased slightly for the three months ended September 30, 2006, compared with the three months ended September 30, 2005. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006.

•                  Premium/discount amortization expense has declined $2.2 million, or 52.5 percent, due to a lower amount of loan prepayments as well as a lower average outstanding premium balance relative to the average outstanding discount balance in the third quarter of 2006 versus that of the third quarter of 2005; and

•                  The above factors were offset by net premiums/discounts on new loans. The balance fluctuated from a net discount of $958,000 to a net premium of $150,000 for the three months ended September 30, 2005 and 2006, respectively. The premium balance will result in a decrease to the yield when amortized.

Overall, the yield on the mortgage-loan portfolio has increased slightly for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006.

•                  Premium/discount amortization expense has declined $4.7 million, or 42.1 percent, due to a lower amount of loan prepayments in the first nine months of 2006 versus the same period in 2005; and

•                  Premiums/discounts on new loans went from a net premium of $1.6 million to a net discount of $802,000 for the nine months ended September 30, 2005 and 2006, respectively. Recent loan acquisitions, combined with the gradual repayment of older loans acquired at a premium, have resulted in a greater relative amount of loan discounts than in earlier periods, which results in an increase to the yield when amortized to earnings.

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$62,201	5.28%	$57,709	5.21%
Premium/discount amortization	(1,907)	(0.16)	(4,165)	(0.38)
Credit-enhancement fees	(1,266)	(0.11)	(1,074)	(0.10)

Total interest income	$59,028	5.01%	$52,470	4.73%

Average mortgage-loan balance	$4,678,167		$4,398,020

	For the Nine Months Ended September 30,
	2006		2005
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$190,069	5.32%	$166,534	5.27%
Premium/discount amortization	(6,463)	(0.18)	(11,415)	(0.36)
Credit-enhancement fees	(3,839)	(0.10)	(3,083)	(0.10)

Total interest income	$179,767	5.04%	$152,036	4.81%

Average mortgage-loan balance	$4,772,977		$4,224,042

(1)          Yields are annualized.

Average CO balances increased $11.7 billion, or 26.4 percent, from the nine months ended September 30, 2005, to the nine months ended September 30, 2006. This increase was due to the issuance of CO DNs, all of which are short term with maturities of one year or less, to fund the growth in short-term advances.

Net interest income includes interest paid and received on interest-rate-exchange agreements associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank’s risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Gross interest income before effect of derivatives	$807,357	$479,204	$2,206,328	$1,363,378
Net interest adjustment for derivatives	(2,198)	(21,575)	7,171	(92,068)

Total interest income reported	$805,159	$457,629	$2,213,499	$1,271,310

Gross interest expense before effect of derivatives	$687,868	$395,725	$1,896,726	$1,141,823
Net interest adjustment for derivatives	39,613	(1,394)	88,564	(45,103)

Total interest expense reported	$727,481	$394,331	$1,985,290	$1,096,720

Reported net interest margin for the three months ended September 30, 2006 and 2005, was 0.51 percent and 0.54 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.78 percent and 0.71 percent, respectively.

Reported net interest margin for the nine months ended September 30, 2006 and 2005, was 0.51 percent and 0.49 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.69 percent and 0.62 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a gain of $352,000 and a loss of $354,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, interest accruals on derivatives classified as economic hedges totaled a gain of $871,000 and a loss of $1.6 million, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in Item 3 — Quantitative and Qualitative Disclosures About Market Risk – Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is due primarily to higher interest rates, higher average capital levels, and an increase in average advance balances. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2006 and 2005. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended September 30, 2006 vs. 2005			For the Nine Months Ended September 30, 2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$119,242	$160,440	$279,682	$295,375	$475,979	$771,354
Interest-bearing deposits in banks	4,605	10,155	14,760	(7,777)	27,567	19,790
Securities purchased under agreements to resell	(1,236)	6,752	5,516	(3,099)	11,492	8,393
Federal funds sold	(849)	14,974	14,125	(4,381)	53,213	48,832
Investment securities	7,462	19,428	26,890	7,665	58,418	66,083
Mortgage loans	3,342	3,216	6,558	19,758	7,973	27,731
Other earnings assets	(2)	1	(1)	3	3	6

Total interest income	132,564	214,966	347,530	307,544	634,645	942,189

Interest expense
Consolidated obligations
Discount notes	85,151	117,224	202,375	203,766	372,292	576,058
Bonds	34,819	93,444	128,263	59,499	247,912	307,411
Deposits	(375)	2,924	2,549	(2,452)	8,287	5,835
Mandatorily redeemable capital stock	(290)	220	(70)	(1,237)	297	(940)
Other borrowings	(2)	35	33	44	162	206

Total interest expense	119,303	213,847	333,150	259,620	628,950	888,570

Change in net interest income	$13,261	$1,119	$14,380	$47,924	$5,695	$53,619

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2006 and 2005. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$2,060	$(2,198)	$1,703	$(8,283)
Net unrealized gains (losses) related to derivatives not receivinghedge accounting under SFAS 133 associated with:
Advances	(313)	—	(248)	751
Trading securities	(1,460)	3,031	444	4,580
Mortgage loans	143	(4,293)	(1,219)	(4,591)
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	352	(354)	871	(1,635)
Net gains (losses) on derivatives and hedging activities	782	(3,814)	1,551	(9,178)
Loss on early extinguishment of debt	—	(4,248)	(215)	(13,582)
Service-fee income	917	550	2,252	1,705
Net unrealized gains (losses) on trading securities	1,236	(2,655)	(1,412)	(6,069)
Other	(4)	126	(21)	177

Total other loss	$2,931	$(10,041)	$2,155	$(26,947)

Third Quarter of 2006 Compared with Third Quarter of 2005. There were no losses on early extinguishment of debt for the three months ended September 30, 2006, in comparison with the $4.2 million in losses for the three months ended September 30, 2005. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank generally attempts to use a portion of the proceeds of prepaid advances and investments to retire higher-cost debt and to manage the relative interest-rate sensitivities of assets and liabilities. During the three months ended September 30, 2006, the Bank did not extinguish any debt. Total debt extinguished for the three months ended September 30, 2005, was $85.5 million.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended September 30, 2006, a period during which long-term interest rates generally fell, net unrealized gains of $1.2 million were recognized and for the same period in 2005, during which long-term interest rates generally rose, net unrealized losses of $2.7 million were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a loss of $1.5 million for the three months ended September 30, 2006, and a gain of $3.0 million for the same period in 2005. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $352,000 and a loss of $354,000 for the three months ended September 30, 2006 and 2005, respectively.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005. Losses on early extinguishment of debt totaled $215,000 and $13.6 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, the Bank extinguished debt with carrying balances totaling $2.0 million and $277.7 million, respectively.

For the nine months ended September 30, 2006 and 2005, net unrealized losses of $1.4 million and $6.1 million, respectively, were recognized on trading securities. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $444,000 and $4.6 million for the nine months ended September 30, 2006 and 2005, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $871,000 and a loss of $1.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating expenses for the three and nine months ended September 30, 2006 and 2005, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Salaries and benefits	$6,687	$6,087	$20,367	$18,621
Occupancy costs	1,045	988	3,209	2,945
Other operating expenses	3,217	2,818	9,146	9,823

Total operating expenses	$10,949	$9,893	$32,722	$31,389

Annualized ratio of operating expenses to average assets	0.07%	0.08%	0.07%	0.09%

Third Quarter of 2006 Compared with Third Quarter of 2005. For the three months ended September 30, 2006, total operating expenses increased $1.1 million compared with the same period in 2005. This increase was due to a $600,000 increase in salaries and benefits, a $57,000 increase in occupancy costs, and a $399,000 increase in other operating expenses. The increase in salaries and benefits is due to approximately $428,000 in increases to salary expenses attributable to planned staffing increases and promotional increases, an $86,000 increase in employee-benefit costs, as well as approximately $134,000 attributable to accruals for incentive compensation and employee-award programs. These increases were partially offset by a $47,000 decrease in employee training. At September 30, 2006, staffing levels increased 7.2 percent to 193.5 full-time equivalents compared with 180.5 full-time equivalents at September 30, 2005.

Other operating expenses increased by $399,000 compared with the same period in 2005. This increase is attributable to a $228,000 increase in professional fees related to costs of implementing information systems in the third quarter of 2006, a $138,000 increase in contractual services due to an increase in departmental projects, and a $62,000 increase in temporary help due to staffing shortages. These increases were partially offset by a $35,000 decrease in expenses for legal services.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005. For the nine months ended September 30, 2006, total operating expenses increased $1.3 million compared with the same period in 2005. This increase was mainly due to a $1.7 million increase in salaries and benefits and a $264,000 increase in occupancy costs. These increases were offset by a $677,000 decrease in other operating expenses. The $1.7 million increase in salaries and benefits is due to approximately $1.3 million in increases to salary expenses attributable to planned staffing increases and annual merit and promotional increases, as well as approximately $501,000 attributable to accruals for incentive compensation and employee-award programs. These increases were partially offset by a $102,000 decrease in employee-benefit costs.

Other operating expenses for the first nine months of 2006 decreased by $677,000 compared with the same period in 2005. This decrease is mainly attributable to a $656,000 decrease in professional fees related to costs of implementing information systems in 2005, and a $389,000 decrease in temporary help which had been utilized in 2005 to assist with implementing systems and procedures to comply with the requirements of section 404 of the Sarbanes-Oxley Act. The decreases were offset by a $316,000 increase in depreciation of furniture and equipment, due to planned furniture and equipment purchases during 2005 and the first nine months of 2006.

FINANCIAL CONDITION

Advances

At September 30, 2006, the advances portfolio totaled $37.9 billion, a decrease of $159.6 million from a total of $38.1 billion at December 31, 2005. This decrease was seen primarily in short-term advances. Short-term advances decreased $1.3 billion as members decreased their short-term borrowings, mainly in the third quarter of 2006, in response to their own balance-sheet demands. The $1.3 billion decrease in short-term advances was driven by a $1.4 billion decrease in short-term fixed-rate advances, offset by an increase of $125.9 million in overnight advances. Overall, the minimal  $159.6 million decrease in advances is due to a decrease in borrowings by Bank of America Rhode Island, N.A. offset by an increase in borrowings by Citizens Financial Group. Advances to Bank of America Rhode Island, N.A. totaled $6.8 billion as of September 30, 2006, a decrease of $1.5 billion from a balance of $8.3 billion as of December 31, 2005. Advances to the Citizens Financial Group totaled $7.3 billion as of September 30, 2006, an increase of $1.3 billion from a balance of $6.0 billion as of December 31, 2005.

The following table summarizes advances outstanding at September 30, 2006, and December 31, 2005, by year of maturity.

Advances Outstanding by Year of Maturity
(dollars in thousands)

	September 30, 2006		December 31, 2005
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$16,662	5.67%	$43,253	4.72%
Due in one year or less	21,365,067	5.18	21,680,839	4.19
Due after one year through two years	4,923,926	4.72	4,957,818	4.18
Due after two years through three years	3,689,180	4.83	2,945,061	4.20
Due after three years through four years	2,271,640	4.99	1,976,556	4.31
Due after four years through five years	2,496,219	4.95	2,622,202	4.87
Thereafter	3,154,514	4.70	3,822,873	4.54

Total par value	37,917,208	5.02%	38,048,602	4.28%

Premium on advances	4,646		7,384
Discount on advances	(13,082)		(12,400)
SFAS 133 hedging adjustments	(489)		24,310

Total	$37,908,283		$38,067,896

SFAS 133 hedging adjustments decreased $24.8 million from December 31, 2005, to September 30, 2006. Higher market-interest rates during 2005 and into 2006 resulted in a lower estimated fair value of the hedged advances.

At September 30, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million.

Advances Outstanding by Year of Maturity or Next Call Date
(dollars in thousands)

	September 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$16,662	$43,253
Due in one year or less	21,395,067	21,680,839
Due after one year through two years	4,923,926	4,987,818
Due after two years through three years	3,689,180	2,945,061
Due after three years through four years	2,271,640	1,976,556
Due after four years through five years	2,466,219	2,622,202
Thereafter	3,154,514	3,792,873

Total par value	$37,917,208	$38,048,602

At September 30, 2006, and December 31, 2005, the Bank had putable advances outstanding totaling $5.1 billion and $5.6 billion, respectively. The following table summarizes advances outstanding at September 30, 2006, and December 31, 2005, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date
(dollars in thousands)

	September 30, 2006	December 31, 2005

Overdrawn demand-deposit accounts	$16,662	$43,253
Due in one year or less	25,249,817	26,476,889
Due after one year through two years	5,005,476	4,851,518
Due after two years through three years	3,447,530	2,625,061
Due after three years through four years	1,284,240	1,312,106
Due after four years through five years	1,063,319	1,148,952
Thereafter	1,850,164	1,590,823

Total par value	$37,917,208	$38,048,602

The following table summarizes advances outstanding by product type at September 30, 2006, and December 31, 2005.

Advances Outstanding By Product Type
(dollars in thousands)

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$1,646,839	4.3%	$1,520,963	4.0%

Fixed-rate advances
Short-term	15,731,940	41.5	17,173,301	45.2
Long-term	8,199,834	21.6	7,915,996	20.8
Amortizing	2,687,545	7.1	2,484,692	6.5
Putable	5,103,400	13.5	5,634,650	14.8
Callable	30,000	0.1	30,000	0.1
	31,752,719	83.8	33,238,639	87.4

Variable-rate advances
Indexed	4,517,650	11.9	3,289,000	8.6

Total par value	$37,917,208	100.0%	$38,048,602	100.0%

The Bank lends to member financial institutions within the six New England states. At September 30, 2006, the Bank had advances outstanding to 371, or 79.6 percent, of its 466 members. At December 31, 2005, the Bank had advances outstanding to 364, or 77.9 percent, of its 467 members.

Top Five Advance-Holding Members
(dollars in millions)

			As of September 30, 2006			Advances Interest Income
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted Average Rate (2)	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006

Citizens Financial Group (1)	Providence	RI	$7,255,470	19.1%	5.36%	$91,276	$231,446
Bank of America Rhode Island, NA	Providence	RI	6,773,708	17.9	5.35	133,659	383,425
Webster Bank	Waterbury	CT	1,887,907	5.0	5.20	27,081	80,814
NewAlliance Bank	New Haven	CT	1,743,627	4.6	4.68	19,836	49,276
MetLife Insurance Company	Hartford	CT	925,000	2.4	5.38	12,822	37,374

(1)          Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank. Advances outstanding to these five members are aggregated in the above table.

(2)          Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

Investments

At September 30, 2006, investment securities and short-term money-market instruments totaled $16.9 billion, an increase of $2.4 billion from a total of $14.5 billion at December 31, 2005. The increase in investments was due to an increase of $1.3 billion in short-term money-market instruments, which is comprised of a $3.9 billion increase in securities purchased under agreements to resell and a decrease of $2.5 billion in federal funds sold. The Bank maintains these money-market instruments for short-term liquidity purposes and investment opportunities. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are limited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At September 30, 2006, and December 31, 2005, the Bank’s MBS and SBA holdings represented 271 percent and 243 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of September 30, 2006, and December 31, 2005, are included in the following tables.

Trading Securities
(dollars in thousands)

	September 30, 2006	December 31, 2005

Mortgage-backed securities
U.S. government guaranteed	$45,448	$55,026
Government-sponsored enterprises	69,066	85,776
Other	47,944	75,776

Total	$162,458	$216,578

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

International agency obligations	$351,488	$384,837	$351,955	$397,907
U.S. government corporations	213,679	227,017	213,812	230,575
Government-sponsored enterprises	184,433	192,309	184,694	196,304
Other FHLBanks’ bonds	14,713	14,769	14,800	15,009
	764,313	818,932	765,261	839,795

Mortgage-backed securities
Government-sponsored enterprises	173,009	174,106	173,554	176,693

Total	$937,322	$993,038	$938,815	$1,016,488

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. agency obligations	$67,414	$68,478	$76,457	$78,838
State or local housing-agency obligations	317,010	316,829	344,372	354,366
	384,424	385,307	420,829	433,204

Mortgage-backed securities:
U.S. government guaranteed	17,074	17,497	19,968	20,652
Government-sponsored enterprises	1,054,915	1,053,552	1,188,410	1,198,000
Other	6,003,378	6,002,665	4,699,465	4,698,418
	7,075,367	7,073,714	5,907,843	5,917,070

Total	$7,459,791	$7,459,021	$6,328,672	$6,350,274

The Bank’s MBS investment portfolio consists of the following categories of securities as of September 30, 2006, and December 31, 2005:

Mortgage-Backed Securities

	September 30, 2006	December 31, 2005
Nonfederal agency residential mortgage-backed securities	71%	59%
U.S. agency residential mortgage-backed securities	18	24
Home-equity loans	1	4
Nonfederal agency commercial mortgage-backed securities	10	13

Total mortgage-backed securities	100%	100%

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

Mortgage loans as of September 30, 2006, totaled $4.6 billion, a decrease of $267.4 million from the December 31, 2005, balance of $4.9 billion. This decrease was due to both a decline in mortgage-loan-purchase activity, and the fact that principal repayments outpaced loan-purchase activity. As of September 30, 2006, 130 of the Bank’s 466 members have been approved to participate in the MPF program.

The following table presents mortgage loans held for portfolio as of September 30, 2006, and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,369,183	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	3,221,739	3,370,391
Premiums	44,288	51,501
Discounts	(13,181)	(13,051)
Deferred hedging losses and gains, net	(1,203)	(1,059)

Total mortgage loans held for portfolio	4,620,826	4,888,337

Less: allowance for credit losses	(1,720)	(1,843)

Total mortgage loans, net of allowance for credit losses	$4,619,106	$4,886,494

The par value of mortgage loans held for portfolio at September 30, 2006, and December 31, 2005, was comprised of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005

Conventional loans	$4,054,314	$4,222,303
Government-insured loans	536,608	628,643

Total par value	$4,590,922	$4,850,946

During the three months ended September 30, 2006 and 2005, gross purchases of mortgage loans totaled $39.2 million and $1.2 billion, respectively. The Bank did not sell any loans as participations during the three months ended September 30, 2006. For the three months ended September 30, 2005, 34.9 percent of gross purchases were sold as participations to the FHLBank of Chicago.

During the nine months ended September 30, 2006 and 2005, gross purchases of mortgage loans totaled $331.2 million and $2.7 billion, respectively, of which 32.9 percent and 47.3 percent, respectively, were sold as participations to the FHLBank of Chicago. The Bank’s capacity to purchase and hold loans from its largest originators is limited due to the fact that, as discussed below, the participation outlet from the FHLBank of Chicago is no longer available. This has resulted in a decrease in the volume of mortgage loans purchased by the Bank.

The FHLBank of Chicago, which acts as the MPF provider and provides operational support to the MPF Banks and their PFIs, calculates and publishes daily prices, rates, and fees associated with the various MPF products. The Bank has the option, on a daily basis, to opt out of participation in the MPF program. To date, the Bank has never opted out of such daily participation. The FHLBank of Chicago has advised the Bank that, until further notice, it will no longer purchase participation interests in MPF loans acquired by other MPF Banks, including the Bank. As a result, (1) the FHLBank of Chicago will not purchase participation interests in loans originated by the Bank’s PFIs, and (2) in the event that the Bank elects to opt out of purchasing MPF loans on a given day, the FHLBank of Chicago will forgo its option to purchase 100 percent of the loans originated by the Bank’s PFIs on that date. Given currently available information, market conditions, and the Bank’s financial management strategies for the MPF loan portfolio, the Bank’s management does not believe that this business decision by the FHLBank of Chicago will have any material impact on the Bank’s results of operations or financial condition, although it could from time to time require the Bank to restrict the volume of loans that it purchases from its PFIs. However, under different business conditions, the decision could have a material impact on the Bank’s results of operations and financial condition. For example, if the Bank elected to opt out of purchasing MPF loans, it could adversely affect customer relationships and future business flows. Alternatively, if the Bank were to purchase inadequately profitable loans, the Bank's financial performance could be negatively impacted.

Of the $4.6 billion of mortgage-loan participations held by the Bank as of September 30, 2006, $3.2 billion, or 68.9 percent, were sold to the Bank by Balboa Reinsurance Co., a subsidiary of Countrywide Financial, Inc. Mortgage-loan purchases from Balboa Reinsurance Co., amounted to $110.0 million and $1.4 billion for the nine months ended September 30, 2006, and the year ended December 31, 2005, respectively and reflect a percent of total morgage-loan purchases of 49.4 percent and 82.6 percent, respectively. The decline in purchases is due to the fact that the Bank currently has no master commitments outstanding to Balboa Reinsurance Co., and that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since April 19, 2006. Management cannot predict the extent to which Balboa Reinsurance Co. may sell loans to the Bank in the future.

The following table presents purchases of mortgage loans during the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	September 30,
	2006	2005

Conventional loans
Original MPF	$80,008	$179,949
MPF 125	32,749	42,411
MPF Plus	110,032	1,195,248

Total par value	$222,789	$1,417,608

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.7 million at September 30, 2006, which represented a decrease of $123,000 from the balance of $1.8 million at December 31, 2005.

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2006 and 2005, follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,759	$1,495	$1,843	$1,379
Charge-offs	(2)	(1)	(13)	(38)
(Reduction of) provision for credit losses	(37)	240	(110)	393

Balance at end of period	$1,720	$1,734	$1,720	$1,734

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at September 30, 2006, is provided in the following table.

Summary of Delinquent Mortgage Loans
at September 30, 2006
(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured (1)	Total

30 days	$28,405	$24,490	$52,895
60 days	4,607	7,133	11,740
90 days or more and accruing	—	7,636	7,636
90 days or more and nonaccruing	4,371	—	4,371

Total delinquencies	$37,383	$39,259	$76,642

Total par value of mortgage loans outstanding	$4,054,314	$536,608	$4,590,922

Total delinquencies as a percentage of total par value of mortgage loans outstanding	0.92%	7.32%	1.67%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.11%	1.42%	0.26%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of Real-Estate-Owned Assets. During the nine months ended September 30, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $819,000 and $877,000, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net (losses) gains totaling $(5,000) and $21,000 on the sale of REO assets during the three months ended September 30, 2006 and 2005, respectively. The Bank recognized net gains totaling $25,000 and $69,000 on the sale of REO assets during the nine months ended September 30, 2006 and 2005, respectively. The Bank recorded expenses totaling $5,000 and $12,000 during the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the Bank recorded expenses associated with maintaining these properties totaling $12,000 and $34,000, respectively. These expenses are recorded in other expense.

Debt Financing — Consolidated Obligations

The Bank funds its assets primarily through the sale of debt securities, known as COs, which are issued through the Office of Finance. Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank’s outstanding COs, including COs held by other FHLBanks, was $958.0 billion and $937.5 billion at September 30, 2006, and December 31, 2005, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank has never paid any obligations on behalf of another FHLBank.

The following is a summary of CO bonds outstanding at September 30, 2006, and December 31, 2005, by the year of maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding
by Year of Maturity
(dollars in thousands)

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due in one year or less	$13,689,555	4.26%	$8,287,805	3.22%
Due after one year through two years	8,355,700	4.27	7,401,505	3.63
Due after two years through three years	3,951,960	4.36	5,523,200	4.03
Due after three years through four years	1,608,225	4.23	1,747,435	3.79
Due after four years through five years	1,019,820	5.01	1,470,770	4.40
Thereafter	8,721,000	5.64	8,159,000	5.59

Total par value	37,346,260	4.61%	32,589,715	4.13%

Bond premium	15,475		24,829
Bond discount	(3,024,421)		(2,982,008)
SFAS 133 hedging adjustments	(149,731)		(190,463)

Total	$34,187,583		$29,442,073

CO bonds outstanding at September 30, 2006, and December 31, 2005, include callable bonds totaling $19.8 billion and $16.7 billion, respectively.

As of September 30, 2006, SFAS 133 hedging adjustments increased $40.7 million from December 31, 2005 due to higher market interest rates, which has resulted in a lower estimated fair value of the hedged CO bonds.

The following table summarizes CO bonds outstanding at September 30, 2006, and December 31, 2005, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Maturity or Next Call Date
(dollars in thousands)

	September 30, 2006	December 31, 2005

Due in one year or less	$25,124,555	$21,056,805
Due after one year through two years	5,845,700	4,576,505
Due after two years through three years	2,576,960	3,193,200
Due after three years through four years	793,225	952,435
Due after four years through five years	614,820	695,770
Thereafter	2,391,000	2,115,000

Total par value	$37,346,260	$32,589,715

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities up to one year. The issuance of CO DNs with maturities of one business day influences the aggregate origination volume. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 38.6 percent and 45.3 percent of outstanding COs at September 30, 2006, and December 31, 2005, respectively, but accounted for 98.1 percent and 98.3 percent of the proceeds from the issuance of COs for the nine months ended September 30, 2006, and the year ended December 31, 2005, respectively.

DNs outstanding as of September 30, 2006, decreased $2.9 billion compared with December 31, 2005. This decrease is partially attributable to the decrease in short-term and overnight advances of $1.3 billion that occurred during the third quarter of 2006, as well as a shift into CO bonds that have been swapped to a short-term index due to relatively more favorable spreads in the swapped debt market versus the discount note market during the quarter.

The Bank’s outstanding consolidated DNs, all of which are due within one year, were as follows:

Consolidated Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate

September 30, 2006	$21,478,279	$21,564,832	5.14%

December 31, 2005	$24,339,903	$24,442,173	4.10%

Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Three Months Ended September 30,
	2006		2005
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$2,674,742	5.16%	$1,948,204	3.39%
Term discount notes	22,421,197	5.26	13,208,001	3.40
Total discount notes	25,095,939	5.25	15,156,205	3.40

Bonds	31,803,537	4.83	28,035,076	3.67

Total consolidated obligations	$56,899,476	5.02%	$43,191,281	3.57%

	For the Nine Months Ended September 30,
	2006		2005
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$2,345,708	4.81%	$2,386,342	2.84%
Term discount notes	23,315,268	4.83	13,844,537	2.90
Total discount notes	25,660,976	4.83	16,230,879	2.89

Bonds	30,391,223	4.57	28,105,708	3.48

Total consolidated obligations	$56,052,199	4.69%	$44,336,587	3.26%

(1)   Yields are annualized.

The average balances of COs for the nine months ended September 30, 2006, were higher than the average balances for the same period in 2005, which is consistent with the increase in total average assets. This increase was primarily due to growth in DNs. The average balance of term DNs increased $9.5 billion, which was slightly offset by a decrease of $40.6 million in overnight DNs from the prior period. Average balances of bonds increased $2.3 billion from the prior period. The average balance of DNs represented approximately 45.8 percent of total average COs during the nine months ended September 30, 2006, as compared with 36.6 percent of total average COs during the same period in 2005, and the average balance of bonds represented 54.2 percent and 63.4 percent of total average COs outstanding during the nine months ended September 30, 2006 and 2005, respectively.

Deposits

As of September 30, 2006, deposits totaled $849.9 million compared with $602.1 million at December 31, 2005, representing an increase of $247.8 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

Term Deposits Greater Than $100,000
(dollars in thousands)

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$—	—%	$2,000	2.72%
Over three through six months	1,000	5.22	1,000	2.73
Over six months through 12 months	—	—	1,000	2.42
Greater than 12 months (1)	26,300	4.18	20,000	4.71

Total par value	$27,300	4.22%	$24,000	4.37%

(1)          Represents nine term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement.

The Bank remains in compliance with these requirements at September 30, 2006, as noted in the following table.

Risk-Based Capital Requirements
(dollars in thousands)

	September 30, 2006	December 31, 2005
Permanent capital
Class B stock	$2,422,588	$2,531,145
Mandatorily redeemable capital stock	12,354	8,296
Retained earnings	171,161	135,086

Permanent capital	$2,606,103	$2,674,527

Risk-based capital requirement
Credit-risk capital	$152,406	$150,938
Market-risk capital	97,479	133,763
Operations-risk capital	74,965	85,410

Risk-based capital requirement	$324,850	$370,111

The Bank’s permanent capital declined by $68.4 million due to the $104.5 million reduction in Class B stock, offset by the $36.1 million increase in retained earnings. The reduction in Class B stock was attributable to the implementation of the Bank’s Excess Stock Repurchase Program. During the nine months ended September 30, 2006, the Bank repurchased excess capital stock totaling $268.3 million. In addition, the Bank repurchased $249.8 million in response to members’ requests and had $2.9 million for redemptions of mandatorily redeemable capital stock. These reductions to permanent capital were offset by $416.5 million in purchases of capital stock by members.

The Bank’s market-risk-based capital decreased by $36.3 million to $97.5 million as of September 30, 2006, from $133.8 million as of December 31, 2005. As discussed in Part I Item 3 - Quantitative and Qualitative Disclosures About Market Risk – Measurement of Market and Interest-Rate Risk, during the second quarter of 2006, the Bank implemented two modeling changes designed to provide a more accurate assessment of market-risk exposure. Had the new market-risk model methodology been used at December 31, 2005, the Bank’s market-risk-based capital would have been $118.1 million.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank remained in compliance with these requirements at September 30, 2006.

The following table provides the Bank’s capital ratios as of September 30, 2006, and December 31, 2005.

Capital Ratio Requirements
(dollars in thousands)

	September 30, 2006	December 31, 2005
Capital ratio
Minimum capital (4% of total assets)	$2,389,025	$2,308,001
Actual capital (capital stock plus retained earnings)	2,606,103	2,674,527
Total assets	59,725,633	57,700,034
Capital ratio (permanent capital as a percentage of total assets)	4.4%	4.6%

Leverage ratio
Minimum leverage capital (5% of total assets)	$2,986,282	$2,885,002
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	3,909,154	4,011,791
Leverage ratio (leverage capital as a percentage of total assets)	6.5%	7.0%

Derivative Instruments

The Bank’s derivative transactions are recorded on the statements of condition at fair value, netted by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability.

The Bank had commitments for which it was obligated to purchase mortgage loans totaling $6.4 million and $7.3 million at September 30, 2006, and December 31, 2005, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value totaled $81.6 million and $45.4 million as of September 30, 2006, and December 31, 2005, respectively. Derivative liabilities’ net fair value totaled $133.1 million and $255.9 million as of September 30, 2006, and December 31, 2005, respectively.

As of September 30, 2006, the Bank had two derivative contracts with notional amounts totaling $10.0 million with a member in which the Bank acts as an intermediary between the member and a derivative counterparty.

As part of the Bank’s hedging activities as of September 30, 2006, the Bank had entered into derivative contracts directly with certain affiliates of the Bank’s members. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the members to enter into such contracts.

Outstanding Derivative Contracts with Affiliates of Bank Members
(dollars in thousands)

		September 30, 2006
Derivatives Counterparty	Affiliate Member	Notional Outstanding	% of Notional Outstanding

Bank of America, N.A.	Bank of America Rhode Island, N.A.	$1,487,550	5.2%
Royal Bank of Scotland, PLC	Citizens Financial Group (1)	1,116,500	3.9

(1)        Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member-credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuances, which are described in the Bank’s Annual Report on Form 10-K in Item 1 — Business — Consolidated Obligations. The Bank’s equity capital resources are governed by the capital plan, which is described below in the Capital section.

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

The Bank is not able to predict future trends in member-credit needs since they are driven by complex interactions among a number of factors, including mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances versus other wholesale borrowing alternatives. However, the Bank regularly monitors current trends and anticipates future debt-issuance needs in an effort to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity-management practices are described in Part I Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Debt Financing-Consolidated Obligations.

Capital

Total capital as of September 30, 2006, was $2.6 billion, a 2.6 percent decrease from $2.7 billion as of December 31, 2005.

The Bank’s ability to expand in response to member-credit needs is based on the capital-stock requirements for advances. A member is required to increase its capital-stock investment in the Bank as its outstanding advances increase. The capital-stock requirement for advances is currently:

•                  3.0 percent for overnight advances,

•                  4.0 percent for advances with an original maturity greater than overnight and up to three months, and

•                  4.5 percent for all other advances.

The Bank’s minimum capital-to-assets leverage limit is currently 4.0 percent based on Finance Board requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of mortgage loans, MBS, and other investments.

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. As member- credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented an Excess Stock Repurchase Program to help it manage its leverage by reducing the amount of excess capital stock held by members. See Item 2 – Primary Business Related Developments for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock- investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At September 30, 2006, $12.4 million of capital stock was subject to a five-year stock-redemption period, and it is anticipated that $7.0 million of these shares will be redeemed by September 30, 2009, $10,000 will be redeemed by September 30, 2010, and an additional $5.3 million is anticipated to be redeemed by September 30, 2011.

At September 30, 2006, and December 31, 2005, members and nonmembers with capital stock outstanding held $198.0 million and $353.0 million, respectively, in excess capital stock. During the nine months ended September 30, 2006 and 2005, the Bank repurchased $518.1 million and $338.2 million, respectively, of excess capital stock. Beginning in May 2006, the Bank has repurchased $268.3 million of capital stock through the Excess Stock Repurchase Program, which the Bank uses to manage its leverage by reducing capital as necessary to maintain an acceptable return on equity for shareholders.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Bank’s 2005 Financial Statements.

Retained Earnings Target. In November 2005, the Bank’s board of directors adopted a new targeted retained earnings level of $154 million, to be achieved by December 31, 2006, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2006. To the extent that the target level remains within a range of $143 million to $189 million, which represents optimistic and pessimistic projected retained earnings requirements, respectively, the Bank is not required to adjust its dividend strategy.  As of September 30, 2006, the Bank had retained earnings of $171.2 million.

The Bank’s retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the

Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. The Bank will continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At September 30, 2006, the Bank had a total capital-to-assets ratio of 4.4 percent, a leverage capital-to-assets ratio of 6.5 percent, and a risk-based capital requirement of $324.9 million, which was satisfied by the Bank’s permanent capital of $2.6 billion. At December 31, 2005, the Bank had a total capital-to-assets ratio of 4.6 percent, a leverage capital-to-assets ratio of 7.0 percent, and a risk-based capital requirement of $370.1 million, which was satisfied by the Bank’s permanent capital of $2.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $88.7 million and $71.2 million at September 30, 2006, and December 31, 2005, respectively. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.5 billion and $117.6 million at September 30, 2006, and December 31, 2005, respectively, and had original terms of three months to 20 years with a final expiration in 2024. The increase in outstanding letters of credit was due primarily to new agreements entered into with one member. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $585,000 and $37,000 at September 30, 2006, and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these standby letters of credit.

Commitments for unused lines-of-credit advances totaled $1.5 billion at September 30, 2006, and December 31, 2005. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase, if required, and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms under which the Bank would be required to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $550.7 million and $554.0 million at September 30, 2006, and December 31, 2005, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2006.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See the Bank’s 2005 Annual Report on Form 10-K – Item 1 – Business – Assessments section for additional information regarding REFCorp and AHP assessments.

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

As of September 30, 2006, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from its audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). In February 2006, the FASB issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007, for the Bank), with earlier adoption allowed.

SFAS 155 amends Statement 133 Implementation Issue No. B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor, by stating that for MBS interests with underlying assets that contain an embedded call feature, the holder of the interest is not subject to the paragraph 13(b) clearly and closely related criteria in SFAS 133 for embedded call options if the cash flows of the MBS interests are proportionately allocated to all interest holders. For MBS interests that do not proportionately allocate cash flows to interest holders, the terms of paragraph 13(b) would have to be met in order for the underlying call option to be considered clearly and closely related to the host contract.

Paragraph 13(b) provides one of multiple conditions that would require an embedded derivative to be bifurcated from its host contract and accounted for separately at fair market value. This paragraph requires an embedded derivative to be bifurcated from a host contract if there is a future interest-rate scenario that would cause the embedded derivative to double the initial rate of return on the host while obtaining a rate of return that was at least double the then current market rate. The Financial Accounting Standards Board (FASB) is currently addressing this issue and may clarify its position. Barring any clarification from FASB, the adoption of SFAS 155 may have an adverse impact on the fair values of the Bank’s investment securities. No definitive impact can be measured at this time. The Bank cannot yet determine the effect that the implementation of SFAS 155 will have on its earnings or statement of financial position.

SFAS No. 157, Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS 157, which establishes a formal framework for measuring fair value. This statement defines fair value and provides guidance on the appropriate valuation techniques established to determine fair value. This standard requires increased disclosures around the prioritization of valuations assigned to fair value measurements by requiring the Bank to assign one of three possible priority levels to each valuation made for items recorded at fair value on both a recurring and nonrecurring basis. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with earlier adoption allowed as long as the standard is adopted for the first financial statements issued in the fiscal year of adoption. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its earnings or statement of financial position.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the entire funded status of a defined benefit postretirement plan on its balance sheet. This statement requires an entity’s calculated projected benefit obligation to be recorded as a liability on the balance sheet. The over-or under-funded status of a plan represents plan gains, losses, prior service costs, and transition items, and is recorded in other comprehensive income. This statement also requires the measurement of plan assets and benefit obligations to be made at the entity’s fiscal year end. This statement does not apply to multi-employer defined benefit postretirement plans such as the Pentegra Defined Benefit Plan in which the Bank participates. Only single-employer defined benefit postretirement plans, including the Bank’s supplemental retirement plan, are impacted. SFAS 158 is effective for nonpublic entities at the end of fiscal years ending after June 15 with early adoption allowed. The Bank plans to adopt the provisions of this statement in its annual filing for December 31, 2006 and believes it will not have a material impact on the Bank’s earnings or statement of financial position upon adoption.

SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB 108), which requires registrants to assess the quantitative impact of the materiality of errors occurring in the financial statements for both the current and previous years. When assessing materiality, registrants must evaluate the quantitative impact of the error both in each year’s income statement and the impact to the current year’s income statement of correcting the cumulative effect of the error. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (December 31, 2006, for the Bank) and is not expected to have a material impact on the Bank’s earnings or statement of financial position.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed Capital Regulation

On March 15, 2006, the Finance Board published a proposed regulation that would change the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. The comment period on the proposed regulation ended on July 13, 2006, with 1,066 comments received. The final rule, if any, approved by the Finance Board may be different from the proposed rule.

The proposed regulation, if enacted in its current form, would:

•      Prohibit the payment of dividends until after the close of the quarter and the related net earnings calculation;

•      Establish minimum retained earnings of $50 million plus one percent of non-advance assets.

•      Limit dividends to no more than 50 percent of net income until retained earnings minimums are achieved;

•      Restrict future dividend payments if retained earnings levels drop below the minimum requirement;

•      Prohibit dividend payments in the form of capital stock; and

•      Limit excess capital stock to no more than one percent of total assets.

The proposed rule may have significant implications for the Bank and its members, including the potential for a much higher level of retained earnings than the Bank currently has, as well as a period of significantly reduced dividends relative to recent trends, which could deter members from using advances in order to avoid related capital stock purchases. For example, if the rule had been in effect as of June 30, 2006, the Bank’s required retained earnings minimum for the third quarter of 2006 would have been $270 million, compared with the actual retained earnings of $193.3 million at June 30, 2006, which was then subsequently reduced by the second quarter dividend of $72.5 million, resulting in a post-dividend retained earnings amount of $120.8 million. The Bank continues to analyze the possible effects of the proposal, including those related to retained earnings and dividends, and is also exploring steps to modify its business model to reduce the potential retained earnings minimum requirement in order to mitigate the potential impacts to shareholders.

As noted in Item 2, Primary Business Related Developments, the Bank implemented its Excess Stock Repurchase Program to help manage its excess stock position, which will assist the Bank in complying with Part 934.1(a) of the proposed regulation, if adopted as proposed. The Bank has also changed its dividend declaration procedures through the dividend schedule transition plan, which will help comply with Part 934.4(a) of the proposed regulation, if adopted as proposed.

On September 7, 2006, Finance Board Chairman Ronald Rosenfeld testified before the Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises of the U.S. House of Representatives regarding, among other subjects, the proposed regulation. We cannot anticipate what form the final regulation will take.

RECENT REGULATORY ACTIONS AND CREDIT-RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $958.0 billion at September 30 2006, and $937.5 billion at December 31, 2005.

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

S&P has downgraded two of the FHLBanks’ individual long-term credit ratings from AAA to AA+. Moody’s has not downgraded any FHLBanks’ individual long-term credit ratings from AAA. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the COs issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. In addition, the Bank cannot provide assurance that rating agencies will not reduce the Bank’s ratings or those of the System or any other FHLBank in the future.

The Bank has evaluated the known regulatory actions and individual long-term credit-rating downgrades as of September 30, 2006, and as of each period end presented has determined that they have not materially increased the possibility that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor.

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

These internal management committees or their respective missions may change from time to time based on new business or regulatory requirements.

Credit Risk

Credit Risk – Advances. Advances outstanding to members in blanket-lien status at September 30, 2006, totaled $37.3 billion. For these members, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling more than $65.3 billion as of September 30, 2006. Of this total, $11.3 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $4.8 billion of securities are held by members’ securities corporations, and $11.2 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at September 30, 2006, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of September 30, 2006
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral
Listing-collateral status	13	$180,834	$271,200
Delivery-collateral status	14	404,157	533,634

Total par value	27	$584,991	$804,834

Credit Risk– Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At September 30, 2006, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $5.3 billion to 28 counterparties, of which $2.3 billion was for federal funds sold and $3.0 billion was for other unsecured investments. As of September 30, 2006, no individual counterparty represented more than 10 percent of the Bank’s total unsecured credit exposure.

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

Credit ratings on these investments as of September 30, 2006, are provided in the following table.

Credit Ratings of Investments
As of September 30, 2006
(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	AAA	AA	A	Unrated

Money-market instruments (2):
Interest-bearing deposits	$50	$1,555,000	$555,000	$—
Securities purchased under agreements to resell (3)	—	2,400,000	450,000	1,000,000
Federal funds sold	—	867,000	1,415,000	—

Investment securities:
U.S. agency obligations	67,414	—	—	—
U.S. government corporations	227,017	—	—	—
Government-sponsored enterprises	162,203	—	—	30,106
Other FHLBanks’ bonds	14,769	—	—	—
International agency obligations	384,837	—	—	—
State or local housing-agency obligations	237,298	79,712	—	—
MBS issued by government-sponsored enterprises	1,360,610	—	—	—
MBS issued by private trusts	5,963,461	—	—	—
ABS backed by home-equity loans	87,860	—	—	—

Total investments	$8,505,519	$4,901,712	$2,420,000	$1,030,106

(1)   Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used. If a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(2)   The issuer rating is used.

(3)   All securities purchased under agreements to resell are fully collateralized by AAA-rated securities.

Credit Risk – Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. While Bank management believes this risk is appropriately managed through underwriting standards and member CEs, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $1.7 million at September 30, 2006. As of September 30, 2006, nonaccrual loans amounted to $4.4 million and consisted of 127 loans out of a total of approximately 49,600 loans. During the nine months ended September 30, 2006, the Bank had $13,000 of loans charged off related to mortgage loans foreclosed upon. There were no recoveries from the resolution of loans previously charged off. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the loss experience on rated residential MBS, and an analysis of the loan-loss-reserve levels used by Freddie Mac. Freddie Mac is a GSE that comprises a substantial portion of the secondary mortgage market. The underwriting standards used by Freddie Mac are similar to those of the MPF program. The use of these sources considers the fact that the Bank obtains sufficient CE on each pool of loans to achieve the equivalent of a long-term AA credit rating. The Bank relies on this approach as MPF is a relatively new program with a limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from the MBS and GSE-indexing methodology and relying primarily on the actual loss experience of the MPF portfolio. Management will begin to rely primarily on the Bank’s actual loss experience when the MPF portfolio is sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own loss experience.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide CEs in place of the PFI, as well as primary MI coverage on individual loans. As of September 30, 2006, the Bank was the beneficiary of primary MI coverage on $260.0 million of conventional mortgage loans, and the Bank was the beneficiary of secondary MI coverage on mortgage pools with a total unpaid principal balance of $3.0 billion. Eight MI companies provide all of the coverage under these policies. All of these companies are rated at least AA by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows MI companies as of September 30, 2006, with MI coverage greater than 10 percent of total MI coverage.

MI Companies with Coverage Greater than 10% of Total MI Coverage
As of September 30, 2006
(dollars in thousands)

MI Company	MI Coverage	Percent of Total MI Coverage

United Guaranty Residential Insurance Corporation	$22,174	28.2%

Mortgage Guaranty Insurance Corporation	20,635	26.3

Genworth Mortgage Insurance Corporation	12,232	15.6

PMI Mortgage Insurance Company	8,155	10.4

Credit Risk – Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with member institutions in cases where the master-netting agreements are subject to a one-way collateral provision in which the Bank is the sole secured party and the Bank is fully secured. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured at least weekly and, in many cases, daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of September 30, 2006, the Bank had two interest-rate derivative contracts with notional amounts totaling $10.0 million outstanding with a member institution.

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

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of September 30, 2006
Interest-rate-exchange agreements: (1)
AAA	$40,725	1	$—	$—
AA	18,792,945	12	37,692	3,505
A	9,536,133	6	43,931	1,411
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	28,379,803	20	81,623	4,916
Mortgage-loan-purchase commitments (3)	6,406	—	15	—

Total derivatives	$28,386,209	20	$81,638	$4,916

As of December 31, 2005
Interest-rate-exchange agreements: (1)
AAA	$40,725	1	$—	$—
AA	13,380,835	11	162	162
A	11,490,356	7	45,270	1,360
Total interest-rate-exchange agreements	24,911,916	19	45,432	1,522
Mortgage-loan-purchase commitments (3)	7,342	—	15	—
Forward contracts	5,000	1	—	—

Total derivatives	$24,924,258	20	$45,447	$1,522

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

The notional amount of interest-rate-exchange agreements outstanding totaled $28.4 billion and $24.9 billion at September 30, 2006, and December 31, 2005, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of September 30, 2006.

As of September 30, 2006, and December 31, 2005, the following counterparties represented more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2006		December 31, 2005
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$3,795,310	13.4%	$3,790,310	15.2%
JP Morgan Chase Bank	3,771,830	13.3	4,393,630	17.6

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

However, the Bank’s mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, its portfolio of MBS and ABS, and its portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave the Bank with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on the Bank the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest spread generated by the assets.

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

When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if the Bank invests in LIBOR-based floating-rate assets and funds those assets with short-term DNs, potential compression in the spread between LIBOR and DN rates could adversely affect the Bank’s net income

The Bank also faces options risk, particularly in its portfolios of advances, mortgage loans, MBS, and HFA bonds. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower-yielding assets that continue to be funded by higher-cost debt. In the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to redeem their obligations prior to maturity without penalty, potentially requiring the Bank to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing the Bank to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing the Bank to have to refinance the assets at higher cost. This right of redemption is effectively a call option that the Bank has written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain MBS and limit the amount by which asset coupons may increase.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At September 30, 2006, fixed-rate noncallable debt amounted to $10.9 billion, compared with fixed-rate noncallable debt levels of $9.0 billion at December 31, 2005.

To achieve certain risk-management objectives, the Bank also uses interest-rate derivatives that alter the effective maturities, repricing frequencies, or option-related characteristics of financial instruments. These may include swaps, swaptions caps, collars, and floors; futures and forward contracts; and exchange-traded options. For example, as an alternative to issuing a fixed-rate bond to fund a fixed-rate advance, the Bank might enter into an interest-rate swap that receives a floating-rate coupon and pays a fixed-rate coupon, thereby effectively converting the fixed-rate advance to a floating-rate advance.

Advances

In addition to the general strategies described above, one tool that the Bank uses to reduce the interest-rate risk associated with advances is a contractual provision that requires members to pay prepayment fees for advances that, if prepaid prior to maturity, might expose the Bank to a loss of income under certain interest-rate environments. In accordance with applicable regulations, the Bank has an established policy to charge fees sufficient to make the Bank financially indifferent to a member’s decision to repay an advance prior to its maturity date. Prepayment fees are recorded as income for the period in which they are received.

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt in order to maintain the Bank’s asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

The Bank holds long-term bonds issued by U.S. agencies, U.S government corporations, international agency obligations, and instrumentalities. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At September 30, 2006, and December 31, 2005, this portfolio had a value of $764.3 million and $765.3 million, respectively.

The Bank also manages the market and interest-rate risk in its MBS portfolio in several ways. For MBS classified as held-to-maturity, the Bank uses debt that matches the characteristics of the portfolio assets. For example, for floating-rate ABS, the Bank uses debt that reprices on a short-term basis, such as CO DNs or bonds that are swapped to a LIBOR-based floating-rate. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, the Bank may use fixed-rate debt. For MBS that are classified as trading securities, the Bank uses interest-rate swaps to economically hedge the duration characteristics and interest-rate caps to economically hedge the option risk in these assets.

Mortgage Loans

The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

To offset some of the interest-rate risk and options risk embedded in its mortgage-loan portfolio, the Bank issues fixed-rate callable debt, which the Bank can redeem at par at its discretion on predetermined call dates. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and noncallable long-term debt to optimize its ability to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Moreover, certain interest-rate and options-risk strategies may require hedge structures that are not available to the Bank through debt-issuance activities, such as options with out-of-the-money strike prices. For this reason, management has adopted a more comprehensive hedging strategy, incorporating the use of derivatives to effectively mitigate the residual risks inherent in the sensitivity profile.

To hedge the risk of loss of premium on mortgage loans due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to provide an offset to the loss of purchase premiums that might result from rapid prepayments in the event of a downturn in interest rates. In accordance with SFAS 133, these derivatives are recorded at fair value. However, these derivatives are not accounted for as hedges under SFAS 133, as changes in their fair values are designed to provide an offset to the rapid amortization of premium and resulting yield decline on mortgage loans purchased under the MPF program in a falling interest-rate environment. At September 30, 2006, receiver swaptions amounted to $150.0 million (notional) with an estimated fair value of $19,000.

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

A short-term drop in interest rates could provide borrowers with an economic incentive to refinance existing mortgages by borrowing under new, lower interest-rate mortgages. Generally, it takes several months for borrowers to apply for refinancing mortgage loans and for those applications to be processed and funded. Because the Bank’s application of SFAS 91 does not recognize premium amortization expense due to principal prepayments until the prepaid principal is received, the Bank generally experiences a lag in expense recognition attributable to refinancing activity relative to the timing of the change in interest rates that brought about the increase in refinancing activity. However, a decrease in interest rates has an immediate impact on the fair value of the Bank’s economic hedges. Consequently, there can be a difference in the timing of recognition of hedge income versus premium amortization expense. It is sometimes necessary to execute rebalancing strategies that generate realized gains to offset the expense of premium impairment expected to be processed in the future. While the Bank believes this risk-management activity is prudent from an economic perspective, the timing of the income recognition could contribute to short-term income volatility from a GAAP perspective. For these reasons, management does not believe that this hedging strategy qualifies for hedge accounting under SFAS 133.

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of September 30, 2006, the Bank had no outstanding TBA hedges.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive coupons that offset the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total debt used in conjunction with interest-rate-exchange agreements amounted to $21.0 billion and $19.0 billion as of September 30, 2006, and December 31, 2005, respectively. The interest-rate-exchange agreements as of September 30, 2006, and December 31, 2005, represented 56.2 percent and 58.3 percent, respectively, of the Bank’s total outstanding CO bonds.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2006, and December 31, 2005. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment
As of September 30, 2006
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$7,966,174	$(4,175)
	Swaps	Overall fair value	Economic	36,000	(293)
	Caps and Floors	Benchmark interest rate	Fair value	454,800	4,414

Total associated with advances				8,456,974	(54)

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(94,614)

Trading securities	Swaps	Overall fair value	Economic	136,500	238
	Caps	Overall fair value	Economic	446,000	—

Total associated with trading securities				582,500	238

Mortgage loans	Swaptions	Overall fair value	Economic	150,000	19

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	18,259,573	(163,513)

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,954

Member intermediated	Caps and Floors	Not applicable	Not applicable	20,000	—

Total				28,379,803	(253,970)

Mortgage delivery commitments (1)				6,406	15

Total derivatives				$28,386,209	(253,955)

Accrued interest					202,519

Net derivatives					$(51,436)

Derivative asset					$81,638
Derivative liability					(133,074)

Net derivatives					$(51,436)

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

Value-at-risk (VaR) is defined to equal the ninety-ninth percentile potential reduction in MVE based on historical simulation of interest-rate scenarios. These scenarios correspond to interest-rate changes historically observed over 120-business-day periods starting at the most recent monthend and going back monthly to the beginning of 1978. This approach is useful in establishing risk-tolerance limits and is commonly used in asset/liability management; however, it does not imply a forecast of future interest-rate behavior. The Bank’s Risk-Management Policy requires that VaR not exceed the latest quarterend dividend adjusted level of retained earnings plus the Bank’s most recent quarterly estimate of net income over the next six months.

The table below presents the historical simulation VaR estimate as of September 30, 2006, and December 31, 2005, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then-current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	September 30, 2006		December 31, 2005
Confidence Level	% of MVE (1)	$ (million)	% of MVE (1)	$ (million)

50%	-0.14%	$(3.86)	-0.14%	$(4.07)
75%	0.83	22.25	0.84	23.51
95%	2.38	63.54	2.66	74.66
99%	3.66	97.48	4.21	118.08

(1)   Loss exposure is expressed as a percentage of base MVE.

During the second quarter of 2006, the Bank implemented two modeling changes that are designed to provide a more accurate assessment of market-risk exposure. First, values for the Bank’s MPF loans and MBS pass-through holdings are now benchmarked to changes in the U.S. dollar interest-rate-swap-yield curve as opposed to the previous practice of benchmarking values to the U.S. Treasury yield curve. Second, to better assess the value of option-embedded balance sheet items, the Bank has implemented a new methodology for estimating market volatility. Under the new methodology, the values of option-embedded balance-sheet items more closely approximate values obtained from third-party sources including observed market prices and independent models.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors decreased to $97.5 million as of September 30, 2006. The decreased estimates of risk are due to reduced exposure to higher interest rates. The table above presents results as if the modeling changes had been in effect at December 31, 2005. In the Bank’s Form 10-K for the year ended December 31, 2005, the Bank reported VaR at the 99-percent confidence level of $133.8 million as of December 31, 2005. The decrease of $15.7 million at the 99-percent confidence level was attributable to reduced exposure to the U.S. Treasury yield curve under the new methodology. At the 95-percent and the 75-percent confidence level, the market-value loss previously reported in the Bank’s Form 10-K under the old methodology was $77.7 million and $31.6 million, respectively for December 31, 2005. The results indicate that market-risk exposure, at all confidence levels, has remained fairly stable during 2006.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for September 30, 2006, showed that in the worst-case scenario, the Bank’s return on equity would fall to 63 basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of all yield curves represented in the model.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; members’ deposits are withdrawn at a rate of 50 percent per day; and five percent of unused outstanding MPF master commitments are funded each day. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk-Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight-week forecast. The following table shows the Bank’s structural liquidity as of September 30, 2006.

Structural Liquidity
(dollars in thousands)

	Month 1	Month 2

Contractual sources of funds	$6,763,466	$9,272,806
Less: Contractual uses of funds	(3,541,833)	(6,804,407)
Equals: Net cash flow	3,221,633	2,468,399

Less: Cumulative contingent obligations	(14,521,131)	(19,780,333)
Equals: Net structural liquidity requirement	$(11,299,498)	$(17,311,934)

Available borrowing capacity	$17,019,577	$23,481,737

Ratio of available borrowing capacity to net structural liquidity need	1.51	1.36
Required ratio	1.00	0.50

The Bank has an additional requirement to maintain a standard of net excess of liquidity within a 90-day timeframe, such that total liquidity sources less total liquidity uses represent a net positive liquidity position. Examples of liquidity sources include COs traded but not settled, money-market maturities, advance maturities, and the discounted value of securities available for repurchase. Examples of liquidity uses include contractual principal payments, commitments to be settled, and member-deposit outflow of 50 percent and 100 percent for overnight and term deposits, respectively. In the event that the Bank does not meet the standard of a positive net excess of liquidity within a 90-day timeframe, the Bank’s senior management team is immediately notified to determine whether any action is required to correct the Bank’s net liquidity position. The following shows the Bank’s 90-day liquidity position at September 30, 2006.

90-Day Liquidity Position
(dollars in thousands)

90-Day Cumulative Amount

Principal receipts from maturing assets	$24,226,000
Pledgeable assets	8,861,000
Total 90-day liquidity sources	33,087,000

Consolidated obligations due	26,066,000
Unsettled commitments	300,000
Estimated potential deposit outflows	436,000
Total 90-day liquidity uses	26,802,000

Net 90-day liquidity	$6,285,000

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations and the liquidity needs of its members in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of September 30, 2006, and December 31, 2005, the Bank held a surplus of $7.8 billion and $6.1 billion, respectively, of liquidity (exclusive of access to CO debt) issuance within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of September 30, 2006, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulation 12 CFR §917, was determined as follows:

Contingency Liquidity
(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$4,690,005
Less: contractual uses of funds	(9,175,685)
Equals: net cash flow	(4,485,680)

Contingency borrowing capacity (exclusive of CO debt)	12,288,522

Net contingency borrowing capacity	$7,802,842

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

Operational Risk

The Bank has instituted a system of controls to mitigate operational risk. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls to ensure that responsibilities are adequately segregated and that the activities of the Bank are appropriately monitored and reported to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. Additionally, the Bank’s Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank’s adherence to established policies and procedures. However, some operational risks are beyond its control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

Disaster-Recovery/Business-Continuity Provisions. The Bank maintains a disaster-recovery site in Westborough, Massachusetts to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term liquidity advances in the event that both of the Massachusetts facilities are inoperable. In the event that the FHLBank of Topeka’s facilities are inoperable, the Bank will provide short-term liquidity advances to its members.

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer, and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Internal Control Over Financial Reporting

During the third quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Boston

Date:	November 13, 2006	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2006	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)