Form 10-K
period 2006-12-31
Federal Home Loan Bank of Boston
filed 2007-03-23
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

Class B Stock, par value $100 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2006 the aggregate par value of the stock held by members of the registrant was $2,553,580,200. As of February 28, 2007, we had 23,415,743 outstanding shares of common stock.

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

The Bank’s members and customers are comprised of eligible financial institutions located throughout the New England region. The region is comprised of Massachusetts, Rhode Island, Connecticut, Vermont, New Hampshire, and Maine. Eligible financial institutions include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, and insurance companies that are active in housing finance. The Bank is also authorized to lend to certain nonmember institutions (called housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold the Bank’s capital stock for advances and other lending activities transacted with the Bank. The par value of the Bank’s capital stock is $100 and is not publicly traded on any stock exchange. In addition, the U.S. government guarantees neither the member’s investment in nor any dividend on the Bank’s stock. The Bank is capitalized by the capital stock purchased by its members and by retained earnings. Members may receive dividends, which are determined by the Bank’s board of directors, and may redeem their capital stock at par value after satisfying certain requirements discussed further in the Capital section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Bank’s web site (www.fhlbboston.com) provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (SEC), containing all reports electronically filed, or furnished, including the Bank’s annual report on Form 10-K, the Bank’s quarterly reports on Form 10-Q, and current reports on Form 8-K as well as any amendments. These reports are made available free of charge as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding the Bank’s electronic filings located at (http://www.sec.gov). The web site addresses of the SEC and the Bank have been included as inactive textual references only. Information on those web sites is not part of this report.

As of February 28, 2007, the Bank had 185 full-time and two part-time employees.

Membership

The Bank’s members are financial institutions with their principal places of business located in the six New England states. The following table summarizes the Bank’s membership, by type of institution, as of December 31, 2006, 2005, and 2004.

Membership Summary
Number of Members by Institution Type

	December 31,
	2006	2005	2004
Commercial banks	86	89	90
Thrift institutions	234	238	243
Credit unions	134	130	125
Insurance companies	11	10	9
Total members	465	467	467

As of December 31, 2006, 2005, and 2004, approximately 78.3 percent, 77.9 percent, and 75.8 percent, respectively, of the Bank’s members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and nonmember borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. Nonmember borrowers are required to hold capital stock to support outstanding advances with the Bank until those advances either mature or are paid off, at which time the nonmember borrower’s affiliation with the Bank is terminated. In addition, nonmember borrowers are required to deliver all required collateral to the Bank or the Bank’s safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances nor are they permitted to extend or renew the assumed advances.

Community Financial Institutions (CFIs) are defined by the Gramm-Leach-Bliley Act of 1999 (GLB Act) to include all Federal Deposit Insurance Corporation (FDIC)-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation since 1999. For 2007, CFIs are FDIC-insured institutions with average total assets equal to or less than $599 million over the prior three-year period. In 2006 and 2005, the average total asset ceiling for CFI designation was $587 million and $567 million, respectively. The GLB Act expanded the eligibility for membership of CFIs in the FHLBanks and authorized the FHLBanks to accept expanded types of assets as collateral for advances to CFIs.

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

Advances.   The Bank serves as a source of liquidity and makes loans, called advances, to its members and eligible housing associates on the security of mortgages and other collateral that members pledge. The Bank had 364 members, three eligible housing associates, and three nonmember institutions with advances outstanding as of December 31, 2006.

The Bank establishes a blanket lien on unencumbered member institution assets to secure outstanding advances. The Bank also reserves the right to require either specific listing of eligible collateral, or specific delivery of eligible collateral to secure a member’s outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for Bank advances includes: fully disbursed whole first mortgage loans on improved residential real estate; debt securities issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first mortgage loans on improved residential real estate; and cash on deposit at the Bank that is specifically pledged to the Bank as collateral. The Bank also accepts secured small-business, small agri-business, and small-farm loans from member CFIs. In certain circumstances, other real-estate-related collateral may be considered by the Bank. Such real-estate-related collateral must have a readily ascertainable value, and the Bank must be able to perfect a security interest in it. In accordance with regulations promulgated by the Finance Board, the Bank accepts home-equity loans, home-equity lines of credit, and first mortgage loans on commercial real estate as other real-estate-related collateral. The Bank applies a collateral discount to all eligible collateral, based on the Bank’s analysis of the risk factors inherent in the collateral. The Bank reserves the right, in its sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. or any agency thereof. The Bank’s collateral policy complies with all applicable regulatory requirements. Access to the Bank’s advances for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold.

All parties that pledge collateral to the Bank are required to execute a representations and warranties document with respect to any mortgage loans and mortgage-backed securities pledged as collateral to the Bank. This document requires the pledging party to certify to knowledge of the Bank’s anti-predatory lending policies, and to their compliance with those policies. In the event that any loan in a collateral pool or mortgage-backed security that is pledged as collateral is (1) found not to comply in all material respects with applicable local, state, and federal laws, or (2) not accepted as qualified collateral as defined by the Bank, the pledging party must immediately remove said loan or mortgage-backed security and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold the Bank harmless for any and all claims of any kind relating to the loans and mortgage-backed securities pledged to the Bank as collateral.

Advances support our members’ short-term and long-term borrowing needs, including their liquidity and gap funding requirements as well as funding mortgage loans and other assets retained in their portfolios. Advances may also be used to provide funds to any member CFIs. Currently, no CFI that is a member of the Bank has pledged loans to small businesses, small farms, or small agri-businesses as collateral for advances. Because members may originate loans that they are unwilling or unable to sell in the secondary mortgage market, the Bank’s advances can serve as a funding source for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, the Bank’s advances can provide interim funding.

Insurance company members may borrow from the Bank pursuant to a structure that includes both the Bank’s ordinary advance agreements and funding agreements. From the Bank’s perspective, such advances under this structure are generally treated in the same manner as advances to other members. As of December 31, 2006, the Bank had approximately $925.0 million of advances outstanding to Metlife Insurance Company of Connecticut pursuant to such a structure.

Members that have an approved line of credit with the Bank may from time to time overdraw their demand-deposit account. These overdrawn demand-deposit accounts are reported as advances in the statements of condition. These line of credit advances are fully secured by eligible collateral pledged by the member to the Bank. In cases where the member overdraws its demand-deposit account by an amount that exceeds its approved line of credit, the Bank may assess a penalty fee to the member.

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

Through a variety of specialized advance programs, the Bank provides funding for targeted initiatives that meet defined criteria for providing assistance either to very low- or moderate-income households or for economic development of areas that are economically disadvantaged. As such, these programs help members meet their Community Reinvestment Act (CRA) responsibilities. Through programs such as the

Affordable Housing Program (AHP) and the Community Development advance (CDA), members have access to subsidized and other low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic-development activities that benefit low- and moderate-income neighborhoods, thus contributing to the revitalization of these communities.

Prior to October 2, 2006, members were required to purchase and maintain Class B stock equal to 3.0 percent for all overnight advances, and 4.5 percent of other advances and other specified assets related to activity between the Bank and the member. By action of the Bank’s board of directors, effective October 2, 2006, a reduction was made to the Capital Plan’s Activity-Based-Stock-Investment Requirement (ABSIR) from 4.5 percent to 4.0 percent for advances with an original maturity greater than overnight and up to three months. Housing associates are not permitted to invest in stock. For further information regarding member capital requirements, refer to the Capital Resources section in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s advances products also help members in their asset-liability management. The Bank offers advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member’s interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) as amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms are offered up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2006, the Bank held $2.6 billion in amortizing advances.

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

•       Putable advances are intermediate- and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates or with an adjustable rate to the first put date. Members may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2006, the Bank held $5.4 billion in putable advances.

•       LIBOR-indexed collared floating-rate advances adjust monthly or quarterly and are capped and floored at strike levels chosen by the member. At December 31, 2006, the Bank had no outstanding collared floating-rate advances.

•       Callable advances are fixed-rate and term structures that include a provision whereby the member may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2006, the Bank held $30.0 million in callable advances.

•       LIBOR-indexed capped floating-rate advances adjust monthly or quarterly and are capped at a strike level chosen by the member. At December 31, 2006, the Bank held $363.3 million in outstanding capped floating-rate advances.

•       Symmetrical prepayment-fee advances allow the member to receive a fee when prepaying an advance in a rising interest-rate environment. At December 31, 2006, the Bank held $161.5 million in outstanding symmetrical prepayment-fee advances.

•       Slider advances are floating-rate advances with a defined strike rate, below which the advance’s rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2006, the Bank held $30.5 million in outstanding Slider advances.

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

Deposits.   The Bank offers demand- and overnight-deposit programs to its members and housing associates. Short-term deposit programs are also offered to members. The Bank cannot predict or control the timing and amount of deposits that it receives from members, and therefore, does not rely on deposits as a funding source for advances and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that the Bank can liquidate deposits on request.

The Bank must maintain compliance with statutory liquidity requirements that require the Bank to hold cash, obligations of the U.S., and advances with a maturity of less than five years in an amount not less than the amount of deposits of members. The following table provides the Bank’s liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2006	2005
Liquid assets
Cash and due from banks	$8,197	$9,683
Interest-bearing deposits in banks	940,050	2,130,050
Advances maturing within five years	34,118,614	34,225,729
Total liquid assets	35,066,861	36,365,462
Total deposits	1,124,009	602,091
Excess liquid assets	$33,942,852	$35,763,371

Refer to the Liquidity Risk section in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Bank’s liquidity requirements.

Investments.   The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To better meet potential member credit needs at times when access to the CO debt market is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance), the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, securities purchased under agreements to resell (secured by securities that have the highest rating from a nationally recognized statistical-rating organization (NRSRO)), and commercial paper. The Bank endeavors to enhance interest income and further support its contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, MBS, and asset-backed securities (ABS) that are issued either by government-sponsored mortgage agencies or by other private-sector entities provided that they carry the highest ratings from an NRSRO as of the date of purchase. Most of the securities can be used as collateral under repurchase-agreement borrowings. The Bank’s ABS holdings are limited to securities backed by loans secured by real estate. The Bank also purchases bonds issued by housing-finance agencies that have at least the second-highest generic rating from an NRSRO. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets.

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

•       whole mortgages or other whole loans, or other interests in mortgages or loans, other than 1) those acquired under the Bank’s mortgage-purchase program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal-government units or agencies, having at least the second-highest credit rating from an NRSRO; 4) MBS or ABS backed by manufactured-housing loans or home-equity loans; and 5) certain foreign housing loans authorized under section 12(b) of the FHLBank Act; and

•       non-U.S. dollar-denominated securities.

The Finance Board’s requirements limit the Bank’s investment in MBS and ABS to 300 percent of the Bank’s previous monthend capital on the day it purchases the securities. In addition, the Bank is prohibited from purchasing:

•       interest-only or principal-only stripped MBS;

•       residual-interest or interest-accrual classes of collateralized mortgage obligations and real-estate mortgage-investment conduits; or

•       fixed-rate MBS or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of plus or minus 300 basis points.

Other Banking Activities.   The Bank offers standby letters of credit (LOC), which are financial instruments issued by the Bank at the request of a member, promising payment to a third party (beneficiary) on behalf of a member. The Bank agrees to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, the Bank assists the member in facilitating its transaction with the beneficiary and receives a fee in return. The Bank evaluates a member for eligibility, collateral requirements, limits on maturity, and other credit standards required by the Bank before entering into any LOC transactions. Members must fully collateralize LOC to the same extent that they are required to collateralize advances. The Bank may also issue LOC on behalf of housing associates such as state and local housing agencies upon approval by the Bank. For the years ended December 31, 2006 and 2005, the Bank received fees in connection with the issuance of LOC of $34,000 and $30,000, respectively. During those two years, the Bank did not make any payment to a beneficiary to satisfy its obligation for the guarantee.

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

Mortgage-Loan Finance

Introduction

We invest in mortgage loans through the MPF® program, which is a secondary mortgage market structure under which we purchase eligible mortgage loans from participating financial institution members (PFIs) (collectively, MPF loans). MPF loans are conforming conventional and government that is insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) fixed-rate mortgage loans secured by one- to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans. MPF loans that are government loans are called MPF government loans.

We currently offer four MPF Loan products from which PFIs may choose. These products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed-loan products in which we purchase loans that have been acquired or have already been closed by the PFI with its own funds. The PFI performs all the traditional retail loan origination functions under these MPF products.

The FHLBank of Chicago developed the MPF program in order to help fulfill the housing mission of the FHLBanks, to diversify assets beyond the traditional member finance segment, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. Finance Board regulations define the acquisition of acquired member assets (AMA regulation) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation requirements, purchases are structured so that the credit risk associated with MPF loans is shared with PFIs.

The MPF program is designed to allocate the risks of MPF loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest rate risk, prepayment risk, and liquidity risk associated with owning MPF loans.

For conventional MPF Loan products, PFIs assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement (CE amount) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI’s CE amount covers losses for MPF loans under a master commitment in excess of the MPF Bank’s first loss account (FLA). PFIs are paid a credit enhancement fee (CE fee) for managing credit risk and in some instances all or a portion of the CE fee may be performance based.

®                    “Mortgage Partnership Finance,” “MPF,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

MPF Provider

The term MPF Provider refers to FHLBank of Chicago, which establishes the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF loan products and the eligibility rules for MPF loans. In addition, they manage the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. They have engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF program. They have also contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs, and in some cases a PFI acts as self-custodian.

The MPF Provider publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together MPF guides), which detail the requirements PFIs must follow in originating or selling and servicing MPF loans. They maintain the infrastructure through which MPF Banks may purchase MPF loans through their PFIs. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

PFI Eligibility

Members and eligible housing associates may apply to become a PFI of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (PFI Agreement) that provides the terms and conditions for the sale of MPF loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the PFI’s obligations.

Mortgage Standards

Mortgage loans delivered under the MPF program must meet the underwriting and eligibility requirements in the MPF guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF guides. PFIs may utilize an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

•       Mortgage characteristics. MPF loans must be qualifying 5-year to 30-year conforming conventional or government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties, and single unit second homes. Conforming loan size, which is established annually as required by Finance Board regulations, may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight (OFHEO) each year. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower). Loans secured by manufactured homes are subject to additional restrictions as set forth in the MPF Underwriting Guides.

•       Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (LTV) for conventional MPF loans must not exceed 95 percent, while FHLBank AHP mortgage loans may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value to the total amount of all mortgages outstanding against a property). Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance (MI), called primary MI, from an MI company rated at least AA or Aa and acceptable to Standard & Poor’s Ratings Services (S&P).

•       Documentation and Compliance with Applicable Law. The mortgage documents and mortgage transaction must comply with all applicable laws and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.

•       Ineligible Mortgage Loans. The following types of mortgage loans are not eligible for delivery under the MPF program: (1) mortgage loans that are not ratable by S&P; (2) mortgage loans not meeting the MPF program eligibility requirements as set forth in the MPF guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act (HOEPA) loans or loans in similar categories defined under predatory lending or abusive lending laws.

The MPF guides also contain MPF program policies which include anti-predatory lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation, and custodian requirements, as well as detailing the PFI’s servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any claim, action, or proceeding asserting that we are liable under these laws. However, we cannot assure that we will never have any liability under predatory or abusive lending laws.

MPF Loan Deliveries

In order to deliver mortgage loans under the MPF program, the PFI and MPF Bank will enter into a best efforts master commitment (master commitment), which provides the general terms under which the PFI will deliver mortgage loans to an MPF Bank, including a maximum loan delivery amount, maximum CE amount and expiration date. PFIs may then request to enter into one or more mandatory purchase commitments (each, a delivery commitment), which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans. Each MPF Loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected by the MPF Provider. Each MPF Loan under a delivery commitment is linked to a master commitment so that the cumulative credit enhancement level can be determined for each master commitment.

The sum of MPF loans delivered by the PFI under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee. Delivery commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a delivery commitment) or extension fees (fees charged to a PFI for extending the time deadline to deliver loans on a delivery commitment), which protect the MPF Bank against changes in market prices.

In connection with each sale to an MPF Bank, the PFI makes customary representations and warranties in the PFI agreement and under the MPF guides. These include eligibility and conformance of the MPF loans with the requirements in the MPF guides, compliance with predatory lending laws and the integrity of the data transmitted to the MPF Provider. Once an MPF Loan is purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package meets MPF program requirements.

The MPF Provider conducts an initial quality assurance review of a selected sample of MPF loans from each PFI’s initial MPF Loan delivery. They perform periodic reviews of a sample of MPF loans to determine whether the reviewed MPF loans complied with the MPF program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI’s ability to deliver new MPF loans if the concern is not adequately addressed.

Reasons for which a PFI could be required to repurchase an MPF loan may include but are not limited to MPF Loan ineligibility, breach of representation or warranty under the PFI agreement or the MPF guides, failure to deliver the required MPF loan document package to an approved custodian, servicing breach, or fraud.

The Bank does not currently conduct any quality assurance reviews of MPF government loans. However, we do allow PFIs to repurchase delinquent MPF government loans so that they may comply with loss mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price is equal to the current scheduled principal balance and accrued interest on the MPF government loan. In addition, just as for conventional MPF loans, if a PFI fails to comply with the requirements of the PFI agreement, MPF guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the MPF government loans which are impacted by such failure.

MPF Products

A variety of MPF loan products have been developed to meet the differing needs of PFIs. We currently offer four MPF products that PFIs may choose from: Original MPF, MPF 125, MPF Plus, and MPF Government. The products have different credit risk sharing characteristics based upon the different levels for the FLA and CE amount and the types of credit enhancement fees (CE fees) (performance-based or fixed amount). The table below provides a comparison of the MPF products.

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

MPF Loan Participations

We may sell participation interests to other MPF Banks at the time MPF loans are acquired, although it is the Bank’s intent to hold all MPF loans for investment. The participation percentages in MPF loans may vary by each master commitment, by agreement of the MPF Bank selling the participation interests (the Owner Bank), and the MPF Provider. To date, we have only sold participation interests to the MPF Provider. Currently, the MPF Provider has ceased purchasing participation interests from us.

We are responsible for evaluating, monitoring, and certifying to any participant MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter. We are responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI’s CE amount. We are also responsible for enforcing the PFI’s obligations under its PFI agreement.

Participation percentages for MPF loans may range from 100 percent to be retained by the Owner Bank to 100 percent participated to another MPF Bank. The participation percentages do not change during the period that a master commitment is open unless the MPF Banks contractually agree to change their respective shares or the Owner Bank exercises the right to require us to acquire a 100 percent participation for delivery commitments for a particular day. If the specified participation percentage in a master commitment never changes, then the percentage for risk-sharing of losses will remain unchanged throughout the life of the master commitment.

The risk sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•       each pays its respective pro rata share of each MPF loan acquired under a delivery commitment and related master commitment based upon the participation percentage in effect at the time;

•       each receives its respective pro rata share of principal and interest payments and is responsible for credit enhancement fees based upon its participation percentage for each MPF loan under the related delivery commitment;

•       each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the master commitment based upon the overall risk-sharing percentage for the master commitment; and

•       each may economically hedge its share of the delivery commitments as they are issued during the open period.

The FLA and CE amount apply to all the MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank’s share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank’s specified participation percentage was 25 percent under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank risk-sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changes its initial percentage in the master commitment, the risk-sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.

MPF Servicing

The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF loans it delivers. The PFI is responsible for collecting the borrower’s monthly payments and otherwise managing the relationship with the borrower with respect to the MPF loan and the mortgaged property. Based on monthly reports the PFI is required to provide the master servicer, appropriate withdrawals are made from the PFI’s deposit account with the applicable MPF Bank. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay provided, that the collateral securing the MPF loan is sufficient to reimburse the PFI for advanced amounts. The PFI recovers the advanced amounts either from future collections or upon the liquidation of the collateral securing the MPF loans.

If an MPF loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF guides permit certain types of forbearance plans. Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI’s default management activities for that MPF loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI’s failure to perform in accordance with the MPF guides. If there is a loss on a conventional MPF loan, the loss is allocated to the master commitment and shared in accordance with the risk sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate owned property to the MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interest in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

The MPF Provider monitors the PFI’s compliance with MPF program requirements throughout the servicing process and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular MPF loans being transferred to a new, qualified servicing PFI. In addition, the MPF guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements.

Although PFIs or their servicing affiliates generally service the MPF loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI which is permitted with the consent of the MPF Banks involved. One PFI has been designated to acquire servicing under the MPF program’s concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing released basis or bulk transfer basis without the direct support from the MPF program.

MPF Credit Enhancement Structure

Overview

The MPF Bank and PFI share the risk of credit losses on MPF loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF product selected by the PFI and is referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance based CE fees, the MPF Bank may withhold CE fees to recover losses at the FLA level essentially transferring a portion of the first layer risk of credit loss to the PFI.

The portion of credit losses that a PFI is potentially obligated to incur is referred to as its CE amount. The PFI’s CE amount represents a direct liability to pay credit losses incurred with respect to a master commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage guaranty insurance (SMI) policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE Amount. SMI does not cover special hazard losses, which are the direct liability of the PFI or the MPF Bank. The final CE amount is determined once the master commitment is closed (that is when the maximum amount of MPF loans are delivered or the expiration date has occurred). For a description of how the PFI’s CE amount is determined, see Credit Risk—MPF program Credit Risk—Setting Credit Enhancement Levels.

The PFI receives a CE fee in exchange for providing the CE amount which may be used to pay for SMI. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans under the master commitment. The CE fee and CE amount may vary depending on the MPF product selected. CE Fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF loan interest income when paid by us. We also pay performance CE Fees which are based on actual performance of the pool of MPF loans in each master commitment. For the MPF Original product the CE fee is a fixed payment to the PFI. For the MPF 125 product, the CE fee is performance based and losses to the MPF Bank can be reimbursed by the MPF Bank withholding the performance based CE fee. Under the MPF Plus product, we also pay performance based and fixed CE fees. Losses experienced by the MPF Bank in this product can be reimbursed by the MPF Bank withholding the performance based CE fee. The fixed fee can be used to pay the SMI premium. To the extent that losses in the current month exceed performance CE fees accrued, the remaining losses may be recovered from withholding future performance CE fees payable to the PFI.

Loss Allocation

Credit losses on conventional MPF loans not absorbed by the borrower’s equity in the mortgaged property, property insurance or primary mortgage insurance are allocated between the MPF Bank and PFI as follows:

•       First, to the MPF Bank, up to an agreed upon amount, called an FLA.

Original MPF.   The FLA starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.04 percent to 0.07 percent (four to seven basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment. The FLA is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the FLA and be charged in part to the PFI’s CE amount.

MPF 125.   The FLA is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE fees payable to the PFI.

MPF Plus.   The FLA is equal to an agreed-upon number of basis points of the aggregate principal balance of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the FLA is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the FLA by withholding performance CE fees payable to the PFI.

•       Second, to the PFI under its credit enhancement obligation, losses for each master commitment in excess of the FLA, if any, up to the CE amount. The CE amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE amount calculation see MPF program—Setting Credit Enhancement Levels.

•       Third, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF loan losses allocable to the MPF Bank are allocated among the participating MPF Banks pro rata based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see MPF program—MPF loan Participations.

Setting Credit Enhancement Levels

Finance Board regulations require that MPF loans be sufficiently credit enhanced so that our risk of loss is limited to the losses of an investor in an AA-rated MBS, unless we maintain retained earnings in addition to a general allowance for losses. The MPF Provider analyzes the risk characteristics of each MPF loan (as provided by the PFI) using S&P’s LEVELS® model in order to determine the required CE amount for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology). The PFI’s CE amount (including the SMI policy for MPF Plus) is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a AA-rated MBS and our initial FLA exposure (which is zero for the Original MPF product). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance based CE fees that would be payable to the PFI.

For MPF Plus, the PFI is required to provide an SMI policy covering the MPF loans in the master commitment and having a deductible initially equal to the FLA. Depending upon the amount of the SMI policy (determined in part by the amount of the CE fees paid to the PFI), the PFI may or may not have any direct liability on the CE amount.

®                    “Standard & Poor’s LEVELS” and “LEVELS” are registered trademarks of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF loans.

Credit Enhancement Fees

The structure of the CE fee payable to the PFI depends upon the product type selected. For Original MPF, the PFI is paid a monthly CE fee between 0.07 percent and 0.10 percent (seven to 10 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF loans in the master commitment.

For MPF 125, the PFI is paid a monthly CE fee between 0.07 percent and 0.10 percent (seven and 10 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The PFI’s monthly CE fee is performance-based in that it is reduced by losses charged to the FLA. For MPF 125, the CE fee is performance based for the entire life of the master commitment.

For MPF Plus, the performance-based portion of the CE fee is typically 0.06 percent (six basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF loans in the master commitment. The performance-based CE fee is reduced by losses charged to the FLA and is paid one year after accrued-based on monthly outstanding balances. The fixed portion of the CE fee is typically 0.07 percent (seven basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The lower performance CE fee is for master commitments without a direct PFI CE amount.

Only MPF government loans are eligible for sale under the MPF government product. The PFI provides and maintains insurance or a guaranty from the applicable federal agency (that is, the FHA, VA, RHS, or HUD) for MPF government loans and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF government loans. The PFI is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment in addition to the customary 0.44 percent (44 basis points) per annum servicing fee that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF loans. In addition, for master commitments issued prior to January 22, 2007, the PFI is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the monthend outstanding aggregate balance of the master commitment. Only PFIs that are licensed or qualified to originate and service government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to us and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF government loans under the MPF program.

The table below summarizes the average PFI CE fee of all master commitments:

Average PFI CE Fee as a percent of Master Commitments

	December 31,
Loan Type	2006	2005
Original MPF	0.10%	0.10%
MPF 125	0.10	0.10
MPF Plus(1)	0.13	0.13
Original MPF for FHA/VA	0.02	0.02

Credit Risk Exposure on MPF Loans

Our credit risk on MPF loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF Loan, offset by the PFI’s credit enhancement protection. Under the MPF program, the PFI’s credit enhancement protection (CEP amount) may take the form of a contingent performance-based CE fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment and the CE amount (which represents a direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment). Under the AMA regulation, any portion of the CE amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI agreement provides that the PFI’s obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that we may request additional collateral to secure the PFI’s obligations.

We also face credit risk of loss on MPF loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance based CE fees, or from an SMI insurer, as applicable. See the mortgage loan section in Part II Item 7A - Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Mortgage Loans.

The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks’ percentage interest in the master commitment. Accordingly, the credit risk assumed by the Bank is driven by its percentage interest in each master commitment. See Mortgage—Loan Finance—MPF Loan Participations.

Consolidated Obligations

The Bank funds its assets primarily through the sale of debt securities, known as COs. This allows the Bank to have a readily accessible source of funds at relatively favorable rates. The Bank’s ability to access the money and capital markets—across the entire maturity spectrum, in a variety of debt structures through the sale of COs—has historically allowed the Bank to manage its balance sheet effectively and efficiently. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

COs, consisting of bonds and discount notes (DNs), represent the primary source of debt used by the Bank to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody’s Investors Service (Moody’s) currently rates COs Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the predicted likelihood of timely payment of principal and interest on the COs. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with excellent capital-market access. However, the enactment of certain legislative and regulatory proposals could adversely affect the Bank’s access to the capital markets. See the Capital section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

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

The following table illustrates the Bank’s compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2006	2005
Non-pledged asset totals
Cash and due from banks	$8,197	$9,683
Advances	37,342,125	38,067,896
Investments(1)	15,242,161	14,466,788
Mortgage loans, net	4,502,182	4,886,494
Accrued interest receivable	213,934	190,056
Less: pledged assets	(54,151)	(121,077)
Total non-pledged assets	$57,254,448	$57,499,840
Total consolidated obligations	$53,241,957	$53,781,976
Ratio of non-pledged assets to consolidated obligations	1.08	1.07

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

Activity-Based Stock-Investment Requirement.   In June 2006, the board of directors approved a reduction of the Capital Plan’s ABSIR from 4.5 percent to 4.0 percent for advances with an original maturity greater than overnight and up to three months. The ABSIR reduction will enable members to borrow more advances per dollar of capital stock owned, allowing the Bank to maintain its profile with less reliance on investment securities and funds placement. This reduction in ABSIR became effective on October 2, 2006. Accordingly, the ABSIR for advances is as follows:

The ABSIR is the following
For advances with a term of:	portion of outstanding balances
Overnight (one business day)	3.0%
More than one business day through three months	4.0
Greater than three months	4.5

For standby letters of credit, the ABSIR is 4.5 percent of the credit equivalent amount of the standby letter of credit as defined in Finance Board regulations (currently 50 percent of the face amount of the standby letter of credit). For outstanding member-intemediated derivatives, the ABSIR is 4.5 percent of the sum of 1) the current credit exposure of the derivative and 2) the potential future exposure as defined in Finance Board regulations.

Membership Stock Investment Requirement (MSIR).   In addition to the ABSIR, members must hold the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25 million.

Total Stock Investment Requirement (TSIR).   The sum of the ABSIR and the MSIR is the TSIR. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2006, members and nonmembers with capital stock outstanding held excess capital stock totaling $203.0 million, representing approximately 8.6 percent of total capital stock outstanding.

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

Repurchases of Excess Capital Stock.   The Bank may, at its sole discretion, repurchase excess capital stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing by the member, if the repurchase will not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. In conjunction with the implementation of the Bank’s capital plan on April 19, 2004, the Bank repurchased $627.0 million of excess capital stock. Throughout the remainder of 2004 following the implementation of the Bank’s capital plan, the Bank repurchased $65.5 million of excess capital stock. During the year ended December 31, 2005, the Bank repurchased $356.1 million of excess capital stock.

In the second quarter of 2006, the Bank announced a new Excess Stock Repurchase Program (ESRP) that became effective on May 1, 2006. This plan is intended to enhance the Bank’s ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. On a monthly basis, management determines available capital required to support incremental business activity and determine the desired amount of stock, if any, to repurchase from members. Under the ESRP, the Bank may unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their minimum total stock-investment requirement (TSIR) amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset fluctuations. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. The Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member’s capital-stock balance being less than the member’s TSIR amount plus $200,000. Without regard to the ESRP, members who hold shares in excess of their TSIR may submit written requests for the Bank to repurchase excess stock at any time. The Bank, at its sole discretion, can approve these requests, in whole or in part, based on an assessment of the Bank’s business interests and its current and projected capital position. For the year ended December 31, 2006, the Bank repurchased excess capital stock totaling $366.3 million under the ESRP. During 2006, the Bank also repurchased $355.5 million in response to members’ requests.

The Bank’s board of directors has a right and an obligation to call for additional capital-stock purchases by the Bank’s members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than AA from an NRSRO.

Mandatorily Redeemable Capital Stock.   In compliance with Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), the Bank reclassifies stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2006, the Bank had $12.4 million in capital stock subject to mandatory redemption from five former members. This amount has been classified as a liability for mandatorily redeemable capital stock in the statement of condition in accordance with SFAS 150. It is anticipated that $7.0 million of these shares will be redeemed by 2009, $103,000 will be redeemed by 2010, and $5.3 million will be redeemed by 2011. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, in its sole discretion, repurchase the excess activity-based stock as described above.

Dividends.   The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. Refer to Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank’s board of directors may declare and pay dividends in either cash or capital stock.

Retained Earnings.   The Bank’s methodology for determining retained earnings adequacy incorporates the Bank’s value-at-risk market-risk measurement which captures 99 percent of potential changes in the Bank’s market value of equity due to potential parallel and nonparallel shifts in yield curves applicable to the Banks’ assets, liabilities, and off-balance-sheet transactions. The methodology also incorporates potential adverse ratings migrations for the Bank’s assets, including potential ratings downgrades and potential defaults. Based on the methodology the Bank calculated a targeted retained earnings level of $154 million for 2006. At December 31, 2006, the balance of retained earnings was $187.3 million.

In February 2007, the Bank’s board of directors adopted a new targeted retained earnings level for December 31, 2007, equal to the higher of $171 million or the amount estimated monthly by the Bank’s retained earnings model, which incorporates current risk factors including market risk, credit risk, operational risk, and projected market conditions and balance sheet changes for December 31, 2007.

The Bank’s retained earnings target could be revised in response to potential Finance Board mandates or due to potential changes in the Bank’s risk profile. See Item 1A—Risk Factors.

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

In general, the Bank uses interest-rate-exchange agreements in three ways: 1) by designating them as a fair-value or cash-flow hedge of an underlying financial instrument, firm commitments, or a forecasted transaction, 2) economic hedges in asset-liability management that are undesignated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), or 3), by acting as an intermediary between members and the capital markets. For example, the Bank uses interest-rate-exchange agreements in its overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets, including advances, investments, and mortgage loans, and/or to adjust the interest-rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate-exchange agreements to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.

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

Competition

Advances.   Demand for the Bank’s advances is affected by, among other things, the cost of other available sources of liquidity for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may have access to federal funds, negotiable certificates of deposit, bankers’ acceptances, and medium-term notes, and may also have independent access to the national and global credit markets. During 2006, a banking subsidiary of Washington Mutual, Inc., which has memberships in the FHLBanks of New York, Dallas, San Francisco, and Seattle, became the first financial institution domiciled in the United States to issue covered bonds in the European bond market, a funding strategy that may be adopted by other members of FHLBanks. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a variety of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral.

Mortgage Loans Held for Portfolio.   The activities of the Bank’s MPF portfolio are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured loans. The Bank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for mortgages comes from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac, as well as from other investors. These investors may seek to hold conventional, conforming fixed-rate mortgage loans. The volume of conventional, conforming fixed-rate mortgages has declined with the rise of interest rates and competitive products, such as hybrid adjustable-rate mortgages, that the Bank does not purchase. This trend could continue and the demand for MPF products could diminish.

Debt Issuance and Interest-Rate Exchange Agreements.   The Bank also competes with corporate, sovereign, and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. Similar factors to those noted above may adversely impact the Bank’s ability to effectively complete transactions in the swap market. Because the Bank uses interest-rate-exchange agreements to modify the terms of many of its CO bond issues, conditions in the swap market may affect the Bank’s cost of funds.

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

Assessments

REFCorp Assessment.   Although the Bank is exempt from all federal, state, and local taxation, except for property taxes, it is obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. The REFCorp contribution requirement was established by Congress in 1989 to provide funds to pay a portion of the interest on debt issued by the Resolution Trust Corporation that was used to assist failed savings and loan institutions. These interest payments totaled $300 million per year, or $75 million per quarter for the 12 FHLBanks through 1999. In 1999, the GLB Act changed the annual assessment to a flat rate of 20 percent of net earnings (defined as accounting principles generally accepted in the United States of America (GAAP) net income) after AHP expense. Since 2000, the FHLBanks have been required to make payments to REFCorp until the total amount of payments made is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. The expiration of the obligation is shortened as the 12 FHLBanks make payments in excess of $75 million per quarter.

Because the FHLBanks contribute a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid have exceeded the required $75 million per quarter for the past several years. As specified in the Finance Board regulation that implemented section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate zero-coupon yields used in this calculation. Through December 31, 2006, the FHLBanks have satisfied the $300 million annual annuity requirements for all years between 2030 and 2016 and $78.1 million of the $300 million requirement for 2015. These defeased payments, or portions thereof, could be restored in the future if actual REFCorp payments of the 12 FHLBanks fall short of $75 million in any given quarter. Contributions to REFCorp will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBanks, the total cumulative amount to be paid by the Bank to REFCorp is not determinable.

AHP Assessment.   Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of the current year’s net income before charges for AHP, and interest expense associated with mandatorily redeemable capital stock (regulatory net income). This definition of regulatory net income for purposes of calculating the AHP assessment has been determined by the Finance Board.

In annual periods where the Bank’s regulatory net income is zero or less, the AHP assessment for the Bank is zero. However, if the annual 10 percent contribution provided by each individual FHLBank is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank’s income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined, except that the required annual AHP contribution for a FHLBank shall not exceed its net earnings in the previous year. REFCorp determines allocation of this shortfall. There was no such shortfall in any of the preceding three years.

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

The Bank May Become Liable for All or a Portion of the Consolidated Obligations of the FHLBanks, Which Could Negatively Impact the Bank’s Financial Condition and Results of Operations.

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

Industry Consolidation Could Result in a Loss of Members, Which Could Negatively Impact the Business and Operations of the Bank.

A financial institution acquiring a member of the Bank would be precluded from becoming a member unless it maintained a charter in one of the New England states. The then current chair of the Finance Board testified at a Congressional hearing on July 12, 2004, that the Finance Board has no plan to act on the issue of multidistrict membership, where financial institutions could become members of multiple FHLBank districts without establishing a charter in multiple districts. However, there can be no assurance that the Finance Board or any new regulator will continue to take this position. Therefore, a decision by the Finance Board to permit multidistrict membership could significantly affect the business and operations of the Bank and it is possible that multidistrict membership would result in greater competition among the FHLBanks. Continued industry consolidation of large members could lead to the concentration of large members in some FHLBank districts and a related decrease in membership and significant loss of business for some FHLBanks.

Industry consolidation could also cause the Bank to lose members whose business and stock investments are so substantial that their loss could threaten the viability of the Bank.

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

Changes in the Bank’s or Other FHLBanks’ Credit Ratings May Adversely Affect the Bank’s Ability to Issue Consolidated Obligations on Acceptable Terms.

The Bank currently has the highest credit rating from Moody’s and S&P. In addition, the COs of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. S&P has assigned two other FHLBanks a negative outlook rating and lowered its long-term counterparty credit rating on two FHLBanks through February 28, 2007, in each case to AA+ from AAA. Although the credit ratings of the COs of the FHLBanks have not been affected by these actions, similar ratings actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue COs on acceptable terms, which could negatively affect the Bank’s financial condition and results of operations.

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

Increased AHP Contributions by the Bank Could Decrease the Dividends Paid to its Members.

If the total annual net income before AHP expenses of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10 percent of its net income to its AHP to meet the minimum $100 million annual contribution. Increasing the Bank’s AHP contribution in such a scenario would reduce the Bank’s net income after AHP charges and could reduce the dividend paid to members during relevant periods.

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

Further, events such as changes in the Bank’s market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain GAAP may affect the adequacy of the Bank’s retained earnings. This in turn may require the Bank to increase its target level of retained earnings and concomitantly reduce its dividends from historical dividend levels in order to achieve and maintain the future targeted amounts of retained earnings.

The Bank May Not Be Able to Repurchase or Redeem Members’ Capital Stock Consistent with Past Practices.

The Bank must meet its minimum regulatory capital requirements at all times. If the Bank were to fail to maintain an adequate level of total capital to comply with minimum regulatory capital requirements, it would be precluded from repurchasing excess capital stock or from redeeming capital stock until it restored compliance. If the Bank’s retained earnings were to become negative, the Bank might be precluded from redeeming or repurchasing shares for their full par value, which could cause members to withdraw from membership.

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

The Bank’s Business Activities May Be Adversely Affected Due to Strategy Changes by Other FHLBanks.

As part of the Bank’s business, it participates in the MPF program with the FHLBank of Chicago, which accounts for eight percent of the Bank’s total assets as of December 31, 2006, and approximately 12 percent of net interest income after provision for credit losses on mortgage loans. If the FHLBank of Chicago changes the program or ceases to operate the program, this could have a negative impact on the Bank’s mortgage-purchase business, and related decrease in net interest margins.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Elections were held during the fourth quarter of fiscal year 2006 for directors in each of Connecticut, Massachusetts, and Maine. Members were required to submit written ballots for the election by October 27, 2006. The results of the voting was as follows:

State	Members Voting	Members Not Voting	Total Votes Cast	Total Votes Not Cast
Connecticut	50	23	1,260,168	304,904
Massachusetts	178	69	5,809,962	2,528,922
Maine(1)	—	—	—	—

(1)          Steven A. Closson was unopposed and therefore no votes were cast.

Name	Member	Votes Received
Connecticut
Mark E. Macomber	Litchfield Bancorp	1,214,405
President and Chief Executive Officer	294 West Street
	Litchfield, CT 06759

David J. O’Connor	Enfield Federal Savings & Loan Association	45,763
President and Chief Executive Officer	660 Enfield Street
	Enfield, CT 06083

Massachusetts
Arthur R. Connelly	South Shore Savings Bank	2,733,607
Chairman and Chief Executive Officer	1530 Main Street
	South Weymouth, MA 02190

Jan A. Miller	Wainwright Bank and Trust Company	2,604,710
President and Chief Executive Officer	63 Franklin Street
	Boston, MA 02110

Peter J. Muise	First Citizen’s Federal Credit Union	471,645
Executive Vice President and Chief Operating Officer	271 Union Street Fairhaven, MA 02719

Maine
Steven A. Closson	Androscoggin Savings Bank	Unopposed
President and Chief Executive Officer	30 Lisbon Street
	Lewiston, ME 04243

The following individuals were reelected as directors, consistent with the voting set forth above, effective January 1, 2007:

•       Steven A. Closson

•       Arthur R. Connelly

•       Mark E. Macomber

•       Jan A. Miller

The term of office as a director for the following individuals continued following the vote:

•       Stephen F. Christy

•       Peter F. Crosby

•       Joyce H. Errecart *

•       Kevin M. McCarthy

•       William P. Morrissey

•       James L. Taft, Jr. *

•       Robert F. Verdonck

*                    Appointed by the Finance Board.

As further discussed in Item 10 - Directors, Executive Officers and Corporate Governance, for 2007 the Finance Board has redesignated one elected directorship from Connecticut to Rhode Island. Accordingly, on February 16, 2007, the board of directors of the Bank appointed John H. Ellis, director of BankNewport in Newport, Rhode Island, to the Bank’s board, with a term commencing on that date.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bank capital stock is issued and redeemed at its par value of $100 per share. The Bank’s stock is not publicly traded and can be held only by the Bank’s members. As of February 28, 2007, 463 members and five nonmembers held a total of 23.4 million shares of the Bank’s Class B stock, which is the only class of stock outstanding.

During 2006, 2005, and 2004, the Bank declared quarterly cash dividends as outlined in the following table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member’s average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. Dividends are solely within the discretion of the Bank’s board of directors. Generally, the dividend rate is based upon a spread to average short-term interest rates experienced during the quarter. There can be no assurance that the historical spreads will be sustained in the future.

Quarterly Dividends Declared
(dollars in thousands)

	2006			2005			2004
Dividends	Average		Annualized	Average		Annualized	Average		Annualized
Declared in the	Capital	Dividend	Dividend	Capital	Dividend	Dividend	Capital	Dividend	Dividend
Quarter Ending	Stock	Amount	Rate	Stock	Amount	Rate	Stock	Amount	Rate
March 31	$2,637,911	$34,148	5.25%	$2,135,423	$21,062	4.00%	$2,385,324	$12,751	2.15%
June 30	—	—	—	2,103,558	22,289	4.25	1,924,593	11,963	2.50
September 30	2,627,716	72,467	11.06	2,100,318	22,499	4.25	1,846,449	13,910	3.00
December 31	2,550,066	36,958	5.75	2,469,586	30,190	4.85	1,909,622	16,801	3.50

In February 2007, the board of directors approved payment of a cash dividend for the first quarter of 2007 at an annualized rate of 6.75 percent, calculated on shares of capital stock outstanding during the fourth quarter of 2006. The dividend amount totaled $39.8 million, and was paid on March 2, 2007.

Dividends have traditionally been declared during each fiscal quarter and paid to members in the month following the end of each fiscal quarter. Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Board regulations, the Bank may not declare a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fall below its minimum capital requirements as a result of a dividend. Further, the Bank may not pay dividends to its members if the principal and interest due on any CO issued through the Office of Finance on which it is the primary obligor has not been paid in full, or under certain circumstances, if the Bank becomes a noncomplying FHLBank as that term is defined in Finance Board regulations as a result of its inability to either comply with regulatory liquidity requirements or satisfy its current obligations.

In February 2006, the board of directors of the Bank approved a transition plan for the schedule under which dividends are declared and paid. The board of directors subsequently amended this transition plan in May of 2006. The change in schedule enables the Bank’s board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. Under the transition plan, dividends for the first quarter of 2006 were declared in March 2006 and paid on the second business day of April 2006. Beginning with the second quarter of 2006, dividends were not declared until the quarter had ended and net income for the quarter was known. In keeping with this transition plan, in August 2006, the board of directors declared the dividend for the second quarter of 2006 that would previously have been declared in June 2006. Since only three dividends were to be declared in 2006, the second quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend. This dividend totaling $72.5 million, which is equivalent to an annual rate of 5.50 percent, was paid on September 5, 2006. The dividend for the third quarter of 2006 was declared in November and paid in December 2006. In 2007, quarterly dividends are anticipated to be declared in February, May, August, and November and paid on the second business day of the month that follows.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2006, 2005, 2004, 2003, and 2002, have been derived from the Bank’s audited financial statements. Financial information is included elsewhere in this report in regards to the Bank’s financial condition as of December 31, 2006 and 2005, and the Bank’s results of operations for the years ended December 31, 2006, 2005, and 2004. This selected financial data should be read in conjunction with the Bank’s financial statements and the related notes thereto appearing in this report.

SELECTED FINANCIAL DATA

(dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Statement of Condition
Total assets	$57,469,781	$57,700,034	$51,755,095	$41,896,215	$41,477,179
Investments(1)	11,992,161	14,466,788	15,796,108	10,566,179	11,727,264
Securities purchased under agreements to resell	3,250,000	—	1,500,000	500,000	39,000
Advances	37,342,125	38,067,896	30,208,753	26,074,230	26,931,239
Mortgage loans held for portfolio, net	4,502,182	4,886,494	4,011,981	4,536,698	2,488,181
Deposits and other borrowings	1,124,009	602,091	890,869	946,166	1,980,322
Consolidated obligations, net	53,241,957	53,781,976	47,770,395	37,404,025	35,909,521
AHP liabilities	44,971	35,957	33,199	32,180	31,416
REFCorp liability	13,275	13,366	5,137	6,032	6,141
Mandatorily redeemable capital stock	12,354	8,296	57,882	—	—
Class B capital stock outstanding—putable(2), (3)	2,342,517	2,531,145	2,085,814	—	—
Capital stock outstanding—putable(2)	—	—	—	2,427,960	2,278,446
Total capital	2,532,514	2,677,749	2,178,964	2,472,045	2,294,583
Results of Operations
Net interest income	$302,188	$253,607	$215,192	$207,633	$171,241
Other income (loss)	11,750	(29,734)	(53,430)	(49,211)	(36,014)
Other expense	49,055	46,184	39,645	33,789	30,897
AHP and REFCorp assessments	70,796	49,045	32,472	33,065	27,373
Net income	195,791	135,260	89,522	91,563	75,800
Other Information(4)
Dividends declared	$143,573	$96,040	$55,425	$74,483	$78,203
Dividend payout ratio	73.33%	71.00%	61.91%	81.35%	103.17%
Weighted-average dividend rate(5)	5.51	4.36	2.75	3.05	3.68
Return on average equity(6)	7.23	5.81	4.25	3.65	3.48
Return on average assets	0.33	0.27	0.22	0.21	0.19
Net interest margin(7)	0.51	0.51	0.52	0.48	0.43
Total capital ratio(8)	4.42	4.64	4.33	5.94	5.60

(1)           Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)           Capital stock is putable at the option of a member.

(3)           On April 19, 2004, the Bank replaced it capital-stock subscription structure as mandated by the GLB Act.

(4)           Yields are annualized.

(5)           Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)           Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive income is not included in the calculation.

(7)           Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

(8)           Total capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital regarding the Bank’s regulatory capital ratios.

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

•       changes in investor demand for COs and/or the terms of interest-rate-exchange-agreements and similar agreements;

•       timing and volume of market activity;

•       ability to introduce new- or adequately adapt current- Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

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

Overview and Executive Summary

Financial Market Conditions

The Bank’s primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. These interest-earning asset volumes and yields are primarily impacted by economic conditions, market-interest rates, and other factors such as competition.

During 2005, short-term interest rates continued to trend upward, with the Federal Reserve Board, through its Federal Open Market Committee, raising the target overnight federal funds rate eight times, by a quarter percent at each raise. This resulted in a 200 basis point increase in the target overnight federal funds rate to 4.25 percent. The Federal Reserve continued this trend in the first part of 2006, raising the target overnight federal funds rate to 5.25 percent at mid-year, which has remained unchanged since then. Other short-term interest rates followed the trend of the federal funds rate. Additionally, the spread between long-term and short-term rates narrowed, causing the yield curve to invert for the second half of 2006.

The following table provides a summary of key market interest rates for 2006 and 2005.

	Average Rate for the Year Ended		Ending Rate as of		Average Rate	Ending Rate
	December 31,		December 31,		2006 vs. 2005	2006 vs. 2005
	2006	2005	2006	2005	Variance	Variance
Target Overnight Federal Funds Rate	4.96%	3.19%	5.25%	4.25%	1.77%	1.00%
3-month LIBOR	5.20	3.57	5.36	4.54	1.63	0.82
2-year U.S. Treasury	4.82	3.84	4.81	4.40	0.98	0.41
5-year U.S. Treasury	4.75	4.04	4.70	4.35	0.71	0.35
10-year U.S. Treasury	4.79	4.28	4.70	4.39	0.51	0.31
15-year residential mortgage note rate	6.03	5.41	5.93	5.74	0.62	0.19
30-year residential mortgage note rate	6.38	5.85	6.22	6.15	0.53	0.07

The level of interest rates during a reporting period impacts the Bank’s profitability, primarily due to the short-term structure of earning assets and the impact of higher interest rates on invested shareholder capital. As of December 31, 2006, the majority of our investments, excluding MBS, and approximately 45.3 percent of the outstanding advances, had stated original maturities of less than one year. Additionally, a significant portion of the Bank’s assets either has floating rate-coupons or has been hedged with interest-rate-exchange agreements in which a short-term rate is received. The current level of short-term interest rates has a positive impact on the Bank’s profitability as measured by net interest income and return on average equity.

The level of interest rates also directly affects the Bank through earnings on invested shareholder capital. Because the Bank operates at relatively low, but stable, net spreads between the yield earned on assets and the cost of liabilities compared with other financial institutions, a relatively higher proportion of net interest income is generated from the investment of member-supplied capital at the average asset yield. Because a high proportion of the Bank’s assets are short-term, have variable coupons, or are hedged with interest-rate swaps on which the Bank receives a floating rate, changes in asset yields tend to have a relatively significant effect on the Bank’s profitability.

Certain capital market developments may also affect the performance of the Bank. Specifically, the relationships between the mortgage, agency, and derivative markets can affect the attractiveness of mortgage product for the Bank and our cost of debt. During 2006, mortgage market performance remained strong as interest rates stayed in a fairly tight range leading, in part, to continued declines in volatility. This factor coupled with sustained strong demand and perceived low fundamental risks have driven mortgages to historically narrow yield spreads relative to benchmark yields. The mortgage market continues to evolve. In terms of new mortgage origination activity, a combination of higher interest rates and slowing home price appreciation tends to lower housing turnover and cash-out refinancing activity and thus limit new issuance. Non-traditional mortgage products have continued to proliferate despite decreased savings in borrowing rates as the yield curve remains flat. In terms of investor demand for mortgages, strong demand has continued to grow, keeping mortgage yield spreads near historically narrow levels. Both Fannie Mae and Freddie Mac have not substantially added to mortgage holdings due, in part, to unattractive return profiles and the continuing regulatory and political scrutiny over these GSEs. Additionally, the resulting muted debt issuance needs by Fannie Mae and Freddie Mac have reduced supply in the agency debt markets, which in turn has allowed the FHLBanks to issue debt at relatively more attractive cost than might otherwise have been the case.

Results for the year ended December 31, 2006, versus the year ended December 31, 2005

Net income for the year ended December 31, 2006, was $195.8 million, compared with $135.3 million for the year ended December 31, 2005. This $60.5 million increase was primarily due to an increase of $48.6 million in net interest income, a $13.7 million decrease in losses on early extinguishment of debt, a $6.0 million reduction in unrealized losses in trading securities, and a $21.4 million increase in net gain on derivatives and hedging activities. In addition, there was a $2.2 million reduction in the provision for credit losses. These increases to net income were partially offset by an increase of $21.8 million in AHP and REFCorp assessments, and a $2.9 million increase in other expenses. In addition, on January 1, 2005, the Bank recorded a cumulative effect of a change in accounting principle that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million in 2005. The Bank changed its method for accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method.

Net interest income for the year ended December 31, 2006, was $302.2 million, compared with $253.6 million for the year ended December 31, 2005. This $48.6 million increase was mainly driven by higher interest rates as well as by higher average balances of short-term advances and mortgage loans, as well as higher yields on these assets due to higher average short-term interest rates in 2006 as compared to

2005. These favorable impacts were partially offset by an $18.4 million decrease in prepayment-fee income recognized during 2006 compared with 2005. Lower prepayment-fee income was primarily the result of a reduction in advance prepayment activities due to increasing levels of interest rates experienced during 2006.

For the years ended December 31, 2006 and 2005, average total assets were $59.6 billion and $50.1 billion, respectively. Return on average assets and return on average equity were 0.33 percent and 7.23 percent, respectively, for the year ended December 31, 2006, compared with 0.27 percent and 5.81 percent, respectively, for the year ended December 31, 2005. The return on average assets and the return on average equity improved mainly due to the higher level of interest rates during 2006, which generated higher earnings on investment assets and invested shareholder capital.

Net interest spread for 2006 was 0.28 percent, a five basis point decline from the net interest spread for 2005. Net interest margin for 2006 and 2005 was 0.51 percent. The decline in net interest spread in comparison to the stable net interest margin was due to the fact that average capital balances earned higher yields, as average short-term rates were higher in 2006 than in 2005. Moreover, because there is no interest expense associated with capital, higher average interest rates in the year ended December 31, 2006, as compared with the year ended December 31, 2005, provided higher interest income on the portion of total assets funded by capital. Also, prepayment-fee income, which is classified within net interest income, declined during 2006 by approximately $18.4 million from the prior year. Excluding the impact of prepayment fee income, net interest spread decreased from 0.28 percent in 2005 to 0.27 percent in 2006, while the net interest margin improved from 0.46 percent in 2005 to 0.50 percent in 2006. This improvement in net interest margin is attributable to the increased levels of interest rates experienced during 2006 as compared to 2005.

The weighted-average dividend rate was 5.51 percent for the year ended December 31, 2006, 115 basis points higher than the weighted-average dividend rate of 4.36 percent for the year ended December 31, 2005.

Financial Condition at December 31, 2006, versus December 31, 2005

The composition of the Bank’s total assets changed during the year ended December 31, 2006, as follows:

•       Advances decreased to 65.0 percent of total assets at December 31, 2006, down from 66.0 percent of total assets at December 31, 2005. This decrease was due to a decline in overnight and short-term advances, which was partially offset by an increase in variable-rate-indexed advances.

•       Short-term money-market investments decreased to 11.8 percent of total assets at December 31, 2006, down from 12.0 percent of total assets at December 31, 2005. As of December 31, 2006 federal funds sold and interest-bearing deposits in banks had declined by $2.2 billion and $1.2 billion, respectively, while securities purchased under agreements to resell increased by $3.3 billion.

•       Investment securities increased to 14.7 percent of total assets at December 31, 2006, up from 13.1 percent of total assets at December 31, 2005. This increase was mainly the result of an increase in purchases of held-to-maturity MBS securities during the year.

•       Net mortgage loans decreased to 7.8 percent of total assets at December 31, 2006, from 8.5 percent of total assets at December 31, 2005. The decrease reflects a decline in loan-purchase activity during the year ended December 31, 2006.

During 2006, advances balances decreased by approximately $725.8 million, ending the year at $37.3 billion. This decrease was almost entirely in the overnight and short-term products offered by the Bank.

As of December 31, 2005, mortgage loans outstanding totaled $4.9 billion and decreased throughout 2006 to a balance of $4.5 billion as of December 31, 2006. This decrease was due to both a decline in mortgage-loan-purchase activity, and the fact that principal repayments outpaced loan-purchase activity.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2006, versus the year ended December 31, 2005

Net Interest Spread and Net Interest Margin

Net interest income for the year ended December 31, 2006, was $302.2 million, compared with $253.6 million for the year ended December 31, 2005, increasing $48.6 million or 19.2 percent from the previous period. However, net interest margin remained flat at 51 basis points, while net interest spread declined from 33 basis points to 28 basis points.

The increase in net interest income, which occurred despite an $18.4 million reduction in prepayment fee income, was largely attributable to a significant increase in the average size of the balance sheet in 2006 as compared to 2005. Average total earning assets were $9.3 billion higher in 2006 than in 2005, largely attributable to the $9.1 billion increase in average advances balances.

Despite the increase in net interest income, net interest margin remained flat at 51 basis points. This occurred because although net interest spread declined five basis points, higher short-term interest rates led to higher yields on invested capital, thus offsetting the effect of the narrowed spread between interest-bearing assets and interest-bearing liabilities. The decline in net interest spread reflected, in part, a higher average proportion of low-margin, short-term advances and investments outstanding during the period. Furthermore, the decline in prepayment-fee income also contributed to the decline in net interest spread. Prepayment-fee income recognized on advances and investments declined $18.4 million to $5.1 million for the year ended December 31, 2006, from $23.5 million for the year ended December 31, 2005. Excluding the impact of prepayment fee income, net interest spread declined one basis point, from 28 to 27 basis points.

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

Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$40,072,931	$1,991,339	4.97%	$30,935,361	$1,101,557	3.56%	$25,810,641	$650,634	2.52%
Interest-bearing deposits in banks	1,672,489	84,820	5.07	2,044,046	64,458	3.15	589,952	10,654	1.81
Securities purchased under agreements to resell	1,267,878	66,307	5.23	883,712	29,638	3.35	602,773	8,569	1.42
Federal funds sold	3,206,919	160,109	4.99	3,803,897	122,927	3.23	2,291,177	34,530	1.51
Investment securities(1)	7,932,622	425,587	5.37	7,484,337	331,670	4.43	7,596,824	276,314	3.64
Mortgage loans	4,720,061	237,602	5.03	4,371,983	210,956	4.83	4,209,448	197,773	4.70
Other earnings assets	178	9	5.06	96	3	3.13	1,191	17	1.43
Total interest-earning assets	58,873,078	2,965,773	5.04%	49,523,432	1,861,209	3.76%	41,102,006	1,178,491	2.87%
Other non-interest-earning assets	711,870			560,197			509,062
Total assets	$59,584,948	$2,965,773	4.98%	$50,083,629	$1,861,209	3.72%	$41,611,068	$1,178,491	2.83%
Liabilities and capital
Consolidated obligations
Discount notes	$23,987,400	$1,177,0289	4.91%	$17,738,266	$570,307	3.22%	$7,609,383	$109,439	1.44%
Bonds	31,301,707	1,457,402	4.66	28,374,021	1,017,300	3.59	29,793,461	843,128	2.83
Deposits	610,154	27,889	4.57	663,839	17,711	2.67	957,347	9,338	0.98
Mandatorily redeemable capital stock	11,903	841	7.07	42,808	1,809	4.23	46,361	1,306	2.82
Other borrowings	9,707	425	4.38	14,493	475	3.28	7,450	88	1.18
Total interest-bearing liabilities	55,920,871	2,663,585	4.76%	46,833,427	1,607,602	3.43%	38,414,002	963,299	2.51%
Other non-interest-bearing liabilities	942,560			914,649			1,100,748
Total capital	2,721,517			2,335,553			2,096,318
Total liabilities and capital	$59,584,948	$2,663,585	4.47%	$50,083,629	$1,607,602	3.21%	$41,611,068	$963,299	2.32%
Net interest income		$302,188			$253,607			$215,192
Net interest spread			0.28%			0.33%			0.36%
Net interest margin			0.51			0.51			0.52

(1)    The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

The average balance of total advances increased $9.1 billion, or 29.5 percent, for the year ended December 31, 2006, compared with the same period in 2005. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and variable-rate advances showed only a moderate increase during 2006 as compared to 2005. The following table summarizes average balances of advances outstanding during 2006, 2005, and 2004 by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	2006	2005	2004
	Average	Average	Average
	Balance	Balance	Balance
Overnight advances—par value	$2,059,377	$2,272,280	$1,539,579
Fixed-rate advances—par value
Short-term	18,479,117	10,203,118	5,213,615
Long-term	8,011,772	7,798,041	7,390,374
Amortizing	2,574,303	2,498,277	2,394,201
Putable	5,322,454	5,538,303	7,214,123
Callable	30,000	30,000	22,459
	34,417,646	26,067,739	22,234,772
Variable-rate advances—par value
Putable	—	24,329	146,393
Indexed	3,627,411	2,437,744	1,403,238
	3,627,411	2,462,073	1,549,631
Total average par value	40,104,434	30,802,092	25,323,982
Premiums and discounts	(7,164)	(2,155)	23,630
SFAS 133 hedging adjustments	(24,339)	135,424	463,029
Total average advances	$40,072,931	$30,935,361	$25,810,641

As displayed in the above table, the average balance of overnight advances decreased by $212.9 million from 2005 to 2006. The interest rate on overnight advances changes on a daily basis, and is based on market indications each day. Total average advances increased by $9.1 billion from 2005 to 2006. This increase is attributable to the activity of a few of the Bank’s larger members. The average balance of short-term fixed-rate advances increased by approximately $8.3 billion from 2005 to 2006. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank’s funding cost for these advances is narrower for these products than for other products. For 2006, the average balance of variable-rate indexed advances increased by $1.2 billion from the average balance for 2005. These advances have coupon rates that reset on a pre-determined basis based on changes in an index, typically one- or three-month LIBOR. Additionally, while putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $29.5 billion for 2006, representing 73.5 percent of the total average balance of advances outstanding during 2006. For 2005, the average balance of these advances totaled $20.5 billion, representing 66.5 percent of total average advances outstanding during 2005.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the years ended December 31, 2006 and 2005, net prepayment fees on advances were $909,000 and $8.9 million, and prepayment fees on investments were $4.2 million and $14.6 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Moreover, prepayment fees are generally higher in periods where the average interest rates on outstanding advances are higher than the current prevailing rates on advances. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin, excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Years Ended December 31,
	2006		2005		2004
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$1,990,430	4.97%	$1,092,681	3.53%	$596,338	2.31%
Investment securities	421,355	5.31	317,027	4.24	266,389	3.51
Total interest-earning assets	2,960,632	5.03	1,837,690	3.71	1,114,270	2.71
Net interest income	297,047		230,088		150,971
Net interest spread		0.27%		0.28%		0.20%
Net interest margin		0.50%		0.46%		0.36%

Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, decreased $584.4 million, or 8.7 percent, from the average balances for the year ended December 31, 2005, to December 31, 2006. The higher average balances in 2005 resulted from a sharp increase in money-market- investment balances that occurred during the fourth quarter of 2004 and were a result of management responding to investment opportunities made possible by favorable funding spreads as well as maintaining adequate liquidity to meet our members’ borrowing needs at the time. The average balance gradually declined over the subsequent periods as the Bank returned to more normal balances in proportion to the Bank’s total assets. The yield earned on short-term money-market investments is directly tied to short-term market-interest rates.

Average investment-securities balances increased $448.3 million or 6.0 percent for the year ended December 31, 2006, compared with the same period in 2005. The growth in average investments is due to the increase in held-to-maturity MBS of $741.1 million. The increase during 2006 is due to the Bank striving to maintain a level of MBS investments near the 300 percent of capital limitation. Average total capital increased by $386.0 million during the year ended December 31, 2006, in comparison with the same period in 2005. The increase in held-to-maturity MBS was offset by lower balances of U.S. agency obligations and state and local housing-agency obligations. The decreases are due to maturities and call activity, as well as the Bank purchasing only a minimal amount of additional U.S. agency and state or local housing-agency obligations during this time period. For several years the Bank has limited its marginal purchases of state or local housing-agency obligations to variable-rate bonds, while allowing the fixed-rate assets to run off.

Average mortgage-loan balances for the year ended December 31, 2006 were $348.1 million higher than the average balance for the year ended December 31, 2005, representing an increase of 8.0 percent. This increase in average mortgage-loan balances was attributable to the following:

•       The increase in the 2006 average mortgage-loan balance is attributable to the growth in the mortgage-loan portfolio in the latter half of 2005. The mortgage-loan portfolio as of June 30, 2005, amounted to $4.2 billion in comparison with the December 31, 2005, balance of $4.9 billion. Although mortgage-loan balances have since declined over the course of 2006, the average balance for the year ended December 31, 2006, remains at a higher level than the average balance through the year ended December 31, 2005.

•       As interest rates rose during 2005 and into 2006, mortgage-refinancing activities remained relatively moderate, resulting in less prepayment activity in the Bank’s outstanding loan portfolio.

Overall, the yield on the mortgage-loan portfolio has increased for the year ended December 31, 2006, over that which was experienced during the year ended December 31, 2005. This increase is attributable to the following factors:

•       The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006.

•       Premium/discount amortization expense has declined $6.5 million, or 44.4 percent, due to a lower amount of loan prepayments in the year ended December 31, 2006, versus the same period in 2005; and

•       The above factors were offset by net discounts on new loans. The discount balance fluctuated from $2.4 million to $637,000 for the years ended December 31, 2005 and 2006, respectively. The lower discount balance will result in a decrease to the yield when amortized.

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

CE fees for the year ended December 31, 2006 remained consistent to those recorded for the year ended December 31, 2005 (see the MPF Product Comparison Chart in Item 1—Business-Mortgage Loan Finance).

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Years Ended December 31,
	2006		2005		2004
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$250,819	5.31%	$229,937	5.26%	$223,183	5.30%
Premium/discount amortization	(8,164)	(0.17)	(14,672)	(0.33)	(21,499)	(0.51)
Credit-enhancement fees	(5,053)	(0.11)	(4,309)	(0.10)	(3,911)	(0.09)
Total interest income	$237,602	5.03%	$210,956	4.83%	$197,773	4.70%

Average CO balances increased $9.2 billion, or 19.9 percent, from the year ended December 31, 2005, to the year ended December 31, 2006. This increase was due to the issuance of CO DNs, all of which are short-term with maturities of one year or less, to fund the growth in short-term advances.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Gross interest income before effect of derivatives	$2,924,474	$1,963,518	$1,486,902
Net interest adjustment for derivatives	41,299	(102,309)	(308,411)
Total interest income reported	$2,965,773	$1,861,209	$1,178,491
Gross interest expense before effect of derivatives	$2,546,744	$1,642,582	$1,208,771
Net interest adjustment for derivatives	116,841	(34,980)	(245,472)
Total interest expense reported	$2,663,585	$1,607,602	$963,299

Reported net interest margin for years ended December 31, 2006 and 2005, was 0.51 percent, respectively, for both years. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.64 percent and 0.65 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Other Expense section below, interest accruals on derivatives classified as economic hedges totaled a gain (loss) of $1.2 million and $(1.7) million for the years ended December 31, 2006 and 2005, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in the Risk Management—Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is due primarily to higher interest rates, higher average capital levels, and an increase in average advance balances. The following table summarizes changes in interest income and interest expense between the years ended December 31, 2006 and 2005. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Years Ended December 31, 2006 vs. 2005			For the Years Ended December 31, 2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$325,374	$564,408	$889,782	$146,500	$304,423	$450,923
Interest-bearing deposits in banks	(11,717)	32,079	20,362	41,301	12,503	53,804
Securities purchased under agreements to resell	12,884	23,785	36,669	5,380	15,689	21,069
Federal funds sold	(19,292)	56,474	37,182	32,343	56,054	88,397
Investment securities	19,866	74,051	93,917	(4,148)	59,504	55,356
Mortgage loans	16,795	9,851	26,646	7,758	5,425	13,183
Other earnings assets	3	3	6	(24)	10	(14)
Total interest income	343,913	760,651	1,104,564	229,110	453,608	682,718
Interest expense
Consolidated obligations
Discount Notes	200,917	405,804	606,721	239,017	221,851	460,868
Bonds	104,967	335,135	440,102	(41,793)	215,965	174,172
Deposits	(1,432)	11,610	10,178	(3,609)	11,982	8,373
Mandatorily redeemable capital stock	(1,306)	338	(968)	(107)	610	503
Other borrowings	(157)	107	(50)	135	252	387
Total interest expense	302,989	752,994	1,055,983	193,643	450,660	644,303
Change in net interest income	$40,924	$7,657	$48,581	$35,467	$2,948	$38,415

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the years ended December 31, 2006, 2005, and 2004. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
(Losses) gains on derivatives and hedging activities:
Net gain (losses) related to fair-value hedge ineffectiveness	$10,417	$(9,544)	$(2,556)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	(126)	751	—
Trading securities	343	5,298	3,637
Mortgage delivery commitments	(1,248)	(5,637)	(1,698)
Net interest-accruals related to derivatives not receiving hedge accounting under SFAS 133	1,154	(1,711)	(6,437)
Net gain (loss) on derivatives and hedging activities	10,540	(10,843)	(7,054)
Loss on early extinguishment of debt	(215)	(13,871)	(40,218)
Service-fee income	3,116	2,393	2,233
Net unrealized loss on trading securities	(1,626)	(7,625)	(8,394)
Net realized gains from the sale of available-for-sale securities	—	—	247
Net realized gains on sale of held-to-maturity securities	—	—	13
Other	(65)	212	(257)
Total other income (loss)	$11,750	$(29,734)	$(53,430)

Gains attributable to the ineffectiveness of hedging derivatives were $10.4 million for the year ended December 31, 2006, versus $9.5 million loss in the year ended December 31, 2005. A portion of this favorable ineffectiveness was attributable to the recapture of unrealized losses that were attributable to hedge ineffectiveness that occurred in prior periods as hedges expired. Moreover, during the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. As a result of this error, certain amounts of hedge ineffectiveness had been incorrectly deferred in other comprehensive income (OCI) rather than being recorded in the income statement. The cumulative amount of the error through the end of the third quarter of 2006 was $6.4 million, or $4.7 million after assessments. Management has determined that the effect of this error is immaterial to prior periods, and as such, the cumulative effect of this error has been recorded in the income statement during the fourth quarter of 2006. The correction has resulted in an increase of $6.4 million to net gain (loss) on derivatives and hedging activities in other income.

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

In general, when we designate an interest-rate swap as a hedge of changes in fair value of the hedged item attributable to changes in the benchmark LIBOR yield curve, we determine a constant spread adjustment to the LIBOR yield curve that results in a market interest rate on the hedged item at the inception of the hedging relationship. Prior to the change in our estimation methodology, when the Bank entered into this type of hedge relationship for a CO bond in order to adjust the LIBOR yield curve for valuation purposes, we used the spread that was applied to the pay side of the associated interest-rate swap as a proxy for the market rate on the CO bond.

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

Management determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of June 30, 2005, and has been reflected as a change in estimate. As of June 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $9.4 million ($6.9 million after assessments), which has been recorded in net (loss) gain on derivatives and hedging activities in other income. Additionally, it is expected that the use of the new methodology will lead to increased volatility in reported ineffectiveness associated with these hedging relationships due to the introduction of a difference in the initial valuation basis between the CO bond and the interest-rate swap that is subject to fluctuation with interest rates. Therefore there will be increased volatility in the amount of gains and losses from derivative and hedging activities and reported net income than there would have been using the prior method. In general, when interest rates increase, ineffectiveness will generally be more negative, and when interest rates fall, ineffectiveness will generally be more positive, than was the case under the previous method.

As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Losses on early extinguishment of debt totaled $215,000 and $13.9 million for the years ended December 31, 2006 and 2005, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank generally attempts to use a portion of the proceeds of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. For example, an advance with seven years remaining to maturity might have been funded by a bond issued at approximately the same time that has a similar, though not identical, maturity date. If the Bank is able to find an investor willing to sell the target bond back to the Bank, then the Bank will purchase this bond using the principal and prepayment-fee proceeds that resulted from the asset prepayment. However, if the Bank cannot find an investor willing to sell the specific desired bond, the Bank will attempt to buy other bonds with reasonably proximate maturities in amounts that reasonably maintain its asset-liability repricing profile. In cases when a similar bond is not available for repurchase, rather than retiring debt, the Bank will attempt to redeploy the prepayment proceeds in a new asset with maturity similar to that of the prepaid asset. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and stabilizes the net interest margin. During the years ended December 31, 2006 and 2005, the Bank extinguished debt with carrying balances totaling $2.0 million and $280.9 million, respectively.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2006 and 2005, net unrealized losses of $1.6 million and $7.6 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $343,000 and $5.3 million for the years ended December 31, 2006 and 2005, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $1.2 million and a loss of $1.9 million for the years ended December 31, 2006 and 2005, respectively.

Operating expenses for the years ended December 31, 2006, 2005, and 2004, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Salaries and benefits	$26,931	$25,007	$22,316
Occupancy costs	4,287	3,951	3,804
Other operating expenses	13,345	13,474	10,687
Total operating expenses	$44,563	$42,432	$36,807
Ratio of operating expenses to average assets	0.07%	0.08%	0.09%

For the year ended December 31, 2006, total operating expenses increased $2.1 million from the same period in 2005. This increase was mainly due to a $1.9 million increase in salaries and benefits and a $207,000 increase in occupancy costs and other operating expenses. The $1.9 million increase in salaries and benefits is due primarily to a $1.8 million increase in salary expenses attributable to planned staffing increases and annual merit increases, as well as approximately $406,000 attributable to employee benefits. The increases were offset by a decrease in incentive compensation and employee award programs of $358,000, which were mainly attributable to staff turnover. At December 31, 2006, staffing levels increased 4.7 percent to 190.0 full-time equivalents compared to 181.5 full-time equivalents at December 31, 2005.

Occupancy costs and operating expenses increased $207,000. This increase is attributable to a $336,000 increase in occupancy costs, and a $96,000 increase in travel expenses. Also there was a $353,000 increase in depreciation of furniture and equipment due to planned furniture and equipment purchases during 2005 and 2006, and a $236,000 increase in contractual services due to an increase in departmental projects. These were offset by a $354,000 decline in professional fees related to costs of implementing information systems in 2005, and a $481,000 decrease in temporary help, which had been utilized in 2005 to assist with implementing systems and procedures to comply with the requirements of section 404 of the Sarbanes-Oxley Act of 2002.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $3.3 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively, and are included in other expense.

Comparison of the year ended December 31, 2005, versus the year ended December 31, 2004

Overview

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

Included in net interest income are prepayment fees related to advances and investments. For the years ended December 31, 2005 and 2004, prepayment fees on advances were $8.9 million and $54.3 million, and prepayment fees on investments were $14.6 million and $9.9 million, respectively. Without the impact of prepayment fee income, net interest spread and net interest margin for the year ended December 31, 2005, were 0.28 percent and 0.46 percent, respectively, while for the year ended December 31, 2004, net interest spread and net interest margin were 0.20 percent and 0.36 percent, respectively.

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

Average investment-securities balances declined $112.5 million or 1.5 percent for the year ended December 31, 2005, compared with the same period in 2004. This decrease was mainly due to lower balances of state and local housing-agency obligations. State and local housing-agency obligations decreased due to maturities and call activity arising from low interest rates, and the Bank purchased only a minimal amount of additional state or local housing-agency obligations during this time period. For several years the Bank has limited its marginal purchases of state or local housing-agency obligations to variable-rate bonds, while allowing the fixed-rate assets to run off. Average balances of MBS increased only slightly during 2005 due to the declining risk-adjusted returns available from new MBS investments. Because of this trend, the Bank has chosen to deploy its excess leverage capacity in other investments. Upon implementation of the Bank’s capital plan in April 2004, capital-stock balances were reduced and the Bank’s MBS holdings temporarily exceeded the 300 percent of capital limitation, and therefore the Bank suspended MBS purchasing activity until the ratio of MBS to capital was once again below 300 percent. In late 2004 the Bank resumed purchases of MBS, and seeks to maintain a level of MBS investments near the 300 percent of capital limitation.

Average mortgage-loan balances for the year ended December 31, 2005, were $162.5 million higher than the average balance for the year ended December 31, 2004, representing an increase of 3.9 percent. This increase in average mortgage-loan balances was attributable to the following:

•       In October 2004, the Bank’s board of directors approved a reduction of the activity-based capital-stock-investment requirement associated with mortgage loans acquired from members. The activity-based capital-stock-investment requirement was reduced to zero at that time. As a result of this temporary reduction, members that had reduced sales of mortgage loans to the Bank following the implementation of our capital plan in April 2004 have since resumed mortgage- loan sales to the Bank without a requirement to purchase capital stock of the Bank upon such loan sales to the Bank.

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

Overall, the yield on the mortgage-loan portfolio increased slightly for the year ended December 31, 2005, over that which was experienced during the year ended December 31, 2004. A slight decline in the average coupon accrual rate of the mortgage-loan portfolio was attributable to the acquisition of loans at historically low interest rates in the latter half of 2004 and into 2005 and the amortization and prepayment of principal associated with higher coupon loans throughout this period. This decline in the average coupon accrual rate of the portfolio was more than offset by a reduction in the amount of net premium amortization that occurred during these two periods.

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

Net interest income includes interest paid and received on those interest-rate-exchange agreements associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. Reported net interest margin for the years ended December 31, 2005 and 2004, was 0.51 percent and 0.52 percent, respectively. If derivative instruments had not been used as hedges to mitigate interest-rate fluctuations, net interest margin would have been 0.65 percent and 0.67 percent, respectively.

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

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2005 and 2004, net unrealized losses on trading securities of $7.6 million and $8.4 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in fair value of economic hedges associated with the trading portfolio are recorded in current-period earnings and amounted to a gain of $5.3 million and $3.6 million for the years ended December 31, 2005 and 2004, respectively. Interest accruals on these economic hedges are also recorded in other income (loss), and totaled a loss of $1.9 million and $6.5 million for the years ended December 31, 2005 and 2004, respectively.

For the year ended December 31, 2005, total operating expenses increased $5.6 million from the same period in 2004. This increase was mainly due to a $2.7 million increase in salaries and benefits and a $2.8 million increase in other operating expenses. The $2.7 million increase in salaries and benefits is due primarily to approximately $721,000 increase in salary expenses attributable to planned staffing increases and annual merit increases, approximately $681,000 attributable to incentive compensation and employee award programs, and approximately $1.1 million increase in pension expense associated with the Bank’s qualified and non-qualified pension plans. At December 31, 2005, staffing levels increased 9.3 percent to 181.5 full-time equivalents compared to 166 full-time equivalents at December 31, 2004.

Other operating expenses increased $2.8 million. This increase is attributable to a $1.2 million increase in professional fees related to costs of implementing information systems, a $0.7 million increase in temporary help to assist with implementing systems and procedures to comply with the requirements of section 404 of the Sarbanes-Oxley Act of 2002, and $0.8 million increase in information systems’ license fees.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $3.1 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At December 31, 2006, the advances portfolio totaled $37.3 billion, a decrease of $725.8 million from a total of $38.1 billion at December 31, 2005. This decrease was the result of a decline in short-term and overnight advances which were partially offset by an increase in variable rate and long-term advances. Short-term advances and overnight advances decreased $1.9 billion and $484.3 million, respectively, as members decreased their short-term borrowings during 2006 in response to their own balance-sheet demands. Variable-rate advances and long-term advances increased $1.4 billion and $502.7 million offsetting the decline in overnight and short-term advances. At December 31, 2006, 54.7 percent of total advances outstanding had original maturities of greater than one year, compared with 49.9 percent as of December 31, 2005.

In June 2006, the Bank’s board of directors approved a reduction of the activity-based stock-investment requirement from 4.5 percent to 4.0 percent for all advances with a term to maturity greater than overnight and up to three months. This reduction was made available for overnight advances disbursed after October 2, 2006. This reduction gives members the opportunity to take better advantage of advances while enabling the Bank to increase its leverage of existing paid-in capital without incurring significant risk, due to the short-term nature of the affected advances. The activity-based stock-investment requirement for overnight advances remains at 3.0 percent and for all other advances remains at 4.5 percent. The Bank’s board of directors may make subsequent changes to the activity-based stock-investment requirement at any time, provided that members are given advance written notice of at least 30 days but no more than 45 days.

The following table summarizes advances outstanding at December 31, 2006 and 2005, by year of maturity.

Advances Outstanding by Year of Maturity
(dollars in thousands)

	December 31,
	2006		2005
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$8,285	5.66%	$43,253	4.72%
2006	—	—	21,680,839	4.19
2007	21,541,880	5.12	4,957,818	4.18
2008	4,424,213	4.67	2,945,061	4.20
2009	3,811,448	4.91	1,976,556	4.31
2010	2,348,233	5.06	2,622,202	4.87
2011	1,984,555	4.92	1,818,824	4.55
Thereafter	3,240,144	4.58	2,004,049	4.53
Total par value	37,358,758	4.98%	38,048,602	4.28%
Premium on advances	4,031		7,384
Discount on advances	(13,413)		(12,400)
SFAS 133 hedging adjustments	(7,251)		24,310
Total	$37,342,125		$38,067,896

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

•       When the prepayment of an advance is followed by disbursement of a new advance and the transactions effectively represent a modification of the previous advance under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), the prepayment fee received is deferred, recorded as a discount to the modified advance, and accreted over the life of the new advance.

•       When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance.

There were no transfers of advances between the Bank and other FHLBanks during the years ended December 31, 2006 and 2005.

As of December 31, 2006, SFAS 133 hedging adjustments decreased $31.6 million from December 31, 2005. Higher market-interest rates during 2005 and into 2006 resulted in a lower estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At December 31, 2006, and December 31, 2005, the Bank had callable advances outstanding of $30.0 million.

Advances Outstanding by Year of Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2006	2005
Overdrawn demand-deposit accounts	$8,285	$43,253
2006	—	21,680,839
2007	21,571,880	4,987,818
2008	4,424,213	2,945,061
2009	3,811,448	1,976,556
2010	2,348,233	2,622,202
2011	1,954,555	1,788,824
Thereafter	3,240,144	2,004,049
Total par value	$37,358,758	$38,048,602

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At December 31, 2006 and 2005, the Bank had putable advances outstanding totaling $5.4 billion, and $5.6 billion, respectively. The following table summarizes advances outstanding at December 31, 2006, and December 31, 2005, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date
(dollars in thousands)

	December 31,
	2006	2005
Overdrawn demand-deposit accounts	$8,285	$43,253
2006	—	26,476,889
2007	25,745,480	4,851,518
2008	4,476,013	2,625,061
2009	3,320,798	1,312,106
2010	1,120,083	1,148,952
2011	1,105,255	395,624
Thereafter	1,582,844	1,195,199
Total par value	$37,358,758	$38,048,602

The following table summarizes advances outstanding by product type at December 31, 2006 and 2005.

Advances Outstanding By Product Type
(dollars in thousands)

	December 31, 2006		December 31, 2005
		Percent of		Percent of
	Balance	Total	Balance	Total
Overnight advances	$1,036,669	2.8%	$1,520,963	4.0%
Fixed-rate advances
Short-term	15,231,027	40.8	17,173,301	45.2
Long-term	8,418,729	22.5	7,915,996	20.8
Amortizing	2,593,183	6.9	2,484,692	6.5
Putable	5,405,500	14.5	5,634,650	14.8
Callable	30,000	0.1	30,000	0.1
	31,678,439	84.8	33,238,639	87.4
Variable-rate advances
Indexed	4,643,650	12.4	3,289,000	8.6
Total par value	$37,358,758	100.0%	$38,048,602	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At December 31, 2006, the Bank had advances outstanding to 364, or 78.3 percent, of its 465 members. At December 31, 2005, the Bank had advances outstanding to 364, or 77.9 percent, of its 467 members.

The Bank’s advances are concentrated to institutions in the financial services industry. The following table provides a summary of advances outstanding to the Bank’s members by member institution type.

Advances Outstanding by Member Type
(dollars in millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other (1)	Total Par Value
December 31, 2006	$18,585.7	$15,834.0	$1,773.3	$938.4	$227.4	$37,358.8
December 31, 2005	20,582.6	14,233.3	1,802.7	1,134.8	295.2	38,048.6
December 31, 2004	14,564.0	11,814.9	1,427.6	1,079.8	1,060.0	29,946.3
December 31, 2003	7,399.4	15,720.1	1,157.8	1,004.8	103.1	25,385.2
December 31, 2002	7,063.6	18,008.2	859.0	—	60.4	25,991.2

(1)          “Other” includes advances of former members involved in mergers with nonmembers where the resulting institution is not a member of the Bank, as well as advances outstanding to eligible nonmember housing associates.

Top Five Advance-Holding Members
(dollars in millions)

						Advances Interest
			As of December 31, 2006			Income for the
			Par Value of	Percent of Total	Weighted-Average	Year Ended
Name	City	State	Advances	Advances	Rate (2)	December 31, 2006
Bank of America Rhode Island, N.A	Providence	RI	$7,708.4	20.6%	5.28%	$481.5
Citizens Financial Group (1)	Providence	RI	7,005.3	18.8	5.27	328.5
NewAlliance Bank	New Haven	CT	1,708.4	4.6	4.67	69.6
Webster Bank	Waterbury	CT	1,064.0	2.8	5.09	99.7
MetLife Insurance Company of Connecticut	Hartford	CT	925.0	2.5	5.36	50.1

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

Prepayment Fees.   Advances with a maturity of six months or less may not be prepaid, whereas advances with a maturity period greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the year ended December 31, 2006, advances totaling $3.3 billion were prepaid, resulting in gross prepayment-fee income of $1.8 million, which was partially offset by a $117,000 loss related to fair-value hedging adjustments and a $778,000 premium write-off on those prepaid advances. For the year ended December 31, 2005, advances totaling $1.4 billion were prepaid, resulting in gross prepayment-fee income of $15.3 million, which was partially offset by a $6.4 million loss related to fair-value hedging adjustments on those prepaid advances. Advance prepayments may increase as a result of changes in interest rates or other factors. In a declining interest-rate environment, this may result in an increase in prepayment fees but also a reduced rate of return on the Bank’s interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank’s future earnings is unpredictable.

Investments

At December 31, 2006, investment securities and short-term money-market instruments totaled $15.2 billion, compared with $14.5 billion at December 31, 2005. The growth in investments was due to an increase of $977.5 million in held-to-maturity securities, and was offset by a $108.5 million decline in short-term money-market instruments. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are limited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At December 31, 2006 and 2005, the Bank’s MBS and SBA holdings represented 292 percent and 243 percent of capital, respectively.

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

Additional financial data on the Bank’s investment securities as of December 31, 2006, 2005, and 2004, are included in the following tables.

Trading Securities
(dollars in thousands)

	December 31,
	2006	2005	2004
Mortgage-backed securities
U.S. government guaranteed	$42,677	$55,026	$75,293
Government-sponsored enterprises	63,685	85,776	129,114
Other	45,000	75,776	91,000
Total	$151,362	$216,578	$295,407

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
International agency obligations	$351,299	$382,484	$351,955	$397,907	$352,626	$387,211
U.S. government corporations	213,654	225,615	213,812	230,575	213,963	223,350
Government-sponsored enterprises	184,342	191,547	184,694	196,304	185,035	196,315
Other FHLBanks’ bonds	14,685	14,716	14,800	15,009	14,911	15,704
	763,980	814,362	765,261	839,795	766,535	822,580
Mortgage-backed securities Government-sponsored enterprises	172,619	173,696	173,554	176,693	174,250	182,915
Total	$936,599	$988,058	$938,815	$1,016,488	$940,785	$1,005,495

Unrealized losses—International agency obligations and government-sponsored enterprises.   Within the international agency obligations and government-sponsored enterprises categories of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $144,000 and $741,000, respectively, as of December 31, 2006. Management believes that these unrealized losses are the result of the current interest-rate environment. The Bank reviewed its available-for-sale investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The maturities, fair value, and weighted-average yields of debt securities classified as available-for-sale as of December 31, 2006, are provided in the following table.

Redemption Terms of Available-for-Sale Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
International agency obligations	$—	—%	$—	—%	$—	—%	$351,299	6.79%	$351,299
U.S. government corporations	—	—	—	—	—	—	213,654	6.15	213,654
Government-sponsored enterprises	26,228	6.49	54,904	4.93	14,477	6.80	88,733	6.11	184,342
Other FHLBanks’ bonds	14,685	6.39	—	—	—	—	—	—	14,685
Total	$40,913	6.45%	$54,904	4.93%	$14,477	6.80%	$653,686	6.49%	$763,980

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. agency obligations	$62,823	$63,702	$76,457	$78,838	$91,477	$96,114
Government-sponsored enterprises	—	—	—	—	200,076	199,236
State or local housing-agency obligations	315,545	317,914	344,372	354,366	435,829	445,313
	378,368	381,616	420,829	433,204	727,382	740,663
Mortgage-backed securities:
U.S. government guaranteed	16,226	16,669	19,968	20,652	27,038	28,274
Government-sponsored enterprises	1,022,039	1,020,801	1,188,410	1,198,000	1,302,867	1,349,846
Other	5,889,558	5,888,922	4,699,465	4,698,418	4,196,069	4,233,285
	6,927,823	6,926,392	5,907,843	5,917,070	5,525,974	5,611,405
Total	$7,306,191	$7,308,008	$6,328,672	$6,350,274	$6,253,356	$6,352,068

State or local housing-agency obligations.   Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $1.4 million as of December 31, 2006. Management believes that these unrealized losses on the Bank’s investment in state or local housing-agency obligations are the result of the current interest-rate environment. The Bank has reviewed these investments and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-backed securities.   Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $18.8 million as of December 31, 2006. Management believes that these unrealized losses on the Bank’s investment in MBS securities are the result of the current interest-rate environment. The Bank has reviewed these investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The maturities, amortized cost, and weighted-average yields of debt securities classified as held-to-maturity as of December 31, 2006, are provided in the following table.

Redemption Terms of Held-to-Maturity Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Total
U.S. agency obligations	—	—	—	—	—	—	$ 62,823	6.05%	$ 62,823
State or local housing-agency obligations	$ 855	7.30%	$ 8,065	7.15%	$ 4,265	7.16%	302,360	6.12	315,545
Total	$ 855	7.30%	$ 8,065	7.15%	$ 4,265	7.16%	$ 365,183	6.11%	$ 378,368

At December 31, 2006, the Bank held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Issuers with Total Book Value greater than 10% of Total Capital
(dollars in thousands)

	Book	Fair
Name of Issuer	Value(1)	Value
Non-Mortgage-backed securities:
Inter-American Development Bank	$ 382,484	$ 382,484
Fannie Mae	140,045	140,045
Mortgage-backed securities:
Fannie Mae	$ 1,128,682	$ 1,126,071
Bear Stearns ALT—A Trust	493,384	493,063
Washington Mutual Bank	415,836	409,189
Lehman XS Trust	339,786	340,007
Structured Asset Mortgage Investments Inc.	298,582	299,183

(1)          Book value for trading and available-for-sale securities represents fair value. Book value for held-to-maturity securities represents amortized cost.

The Bank’s MBS investment portfolio consists of the following categories of securities as of December 31, 2006 and 2005.

Mortgage-Backed Securities

	December 31,
	2006	2005
Nonfederal agency residential mortgage-backed securities	72%	59%
U.S. agency residential mortgage-backed securities	18	24
Home-equity loans	1	4
Nonfederal agency commercial mortgage-backed securities	9	13
Total mortgage-backed securities	100%	100%

Mortgage Loans

Under the MPF program, the Bank invests in fixed-rate mortgage loans that are purchased from members that are PFIs. The Bank manages the liquidity, interest-rate, and prepayment-option risks of the mortgage loans, while the member retains the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on loans generated through the program, for which they receive a CE fee.

Mortgage loans as of December 31, 2006, totaled $4.5 billion, a decrease of $384.3 million from the December 31, 2005, balance of $4.9 billion. This decrease was due to a decline in mortgage-loan-purchase activity as well as loan amortization and prepayments. As of December 31, 2006, 119 of the Bank’s 465 members have been approved to participate in the MPF program. The decrease in the mortgage-loan portfolio is mainly attributable to the reduction in the volume of mortgage-loan purchases, including the absence of purchases from Balboa Reinsurance Company, the Bank’s largest PFI, since April 2006. Mortgage-loan purchases amounted to $261.4 million, for the year ending December 31, 2006, and represented a decline of 85.1 percent from the year ending December 31, 2005, total of $1.8 billion. For the years ending December 31, 2006 and 2005, gross purchases, including agent fees, totaled $369.8 million and $3.4 billion, respectively, of which 29.5 percent and 48.7 percent, respectively, were sold as participations to the FHLBank of Chicago.

The following table presents information relating to the Bank’s mortgage portfolio for the five-year period ended December 31, 2006.

Mortgage Loans Held in Portfolio
(dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Real estate
Fixed-rate 15-year single-family mortgages	$ 1,321,762	$ 1,480,555	$ 1,267,861	$ 1,355,068	$ 747,658
Fixed-rate 20- and 30-year single-family mortgages	3,152,175	3,370,391	2,697,010	3,118,436	1,717,106
Unamortized premiums	42,274	51,501	52,365	69,150	29,043
Unamortized discounts	(12,758)	(13,051)	(4,138)	(4,829)	(4,558)
Deferred derivative gains and losses	(1,146)	(1,059)	262	190	266
Total mortgage loans held for investment	4,502,307	4,888,337	4,013,360	4,538,015	2,489,515
Less: allowance for credit losses	(125)	(1,843)	(1,379)	(1,317)	(1,334)
Total mortgage loans, net of allowance for credit losses	$ 4,502,182	$ 4,886,494	$ 4,011,981	$ 4,536,698	$ 2,488,181
Volume of mortgage-loan purchases, by product name
Conventional loans
Original MPF	$ 109,905	$ 220,823	$ 215,469	$ 287,987	$ 99,340
MPF 125	41,473	56,474	35,346	279,168	178,548
MPF Plus	110,032	1,477,647	217,400	1,958,995	1,326,722
Multifamily	—	—	—	—	—
Total conventional loans	261,410	1,754,944	468,215	2,526,150	1,604,610
Government-insured loans
Original MPF for FHA/VA	—	—	—	750,303	739,511
Total par value	$ 261,410	$ 1,754,944	$ 468,215	$ 3,276,453	$ 2,344,121
Mortgage loans outstanding by product name
Conventional loans
Original MPF	$ 684,482	$ 642,015	$ 498,945	$ 342,103	$ 116,934
MPF 125	361,937	361,050	370,663	402,418	275,844
MPF Plus	2,914,273	3,219,238	2,235,531	2,548,576	1,274,892
Total conventional loans	3,960,692	4,222,303	3,105,139	3,293,097	1,667,670
Government-insured loans
Original MPF for FHA/VA	513,245	628,643	859,732	1,180,407	797,094
Total par value	$ 4,473,937	$ 4,850,946	$ 3,964,871	$ 4,473,504	$ 2,464,764

The FHLBank of Chicago, which acts as the MPF provider and provides operational support to the MPF Banks and their PFIs, calculates and publishes daily prices, rates, and fees associated with the various MPF products. The Bank has the option, on a daily basis, to opt out of participation in the MPF program. To date, the Bank has never opted out of daily participation. The FHLBank of Chicago has advised the

Bank that, until further notice, it will no longer purchase participation interests in MPF loans acquired by other MPF Banks including the Bank. As a result, (1) the FHLBank of Chicago will not purchase participation interests in loans originated by the Bank’s PFIs, and (2) in the event that the Bank elects to opt out of purchasing MPF loans on a given day, the FHLBank of Chicago will forgo its option to purchase 100 percent of the loans originated by the Bank’s PFIs on that date. Given currently available information, market conditions, and the Bank’s financial management strategies for the MPF loan portfolio, the Bank’s management does not believe that this business decision by the FHLBank of Chicago will have any material impact on the Bank’s results of operations or financial condition, although it could from time to time require the Bank to restrict the volume of loans that it purchases from its PFIs. However, under different business conditions, the decision could have a material impact on the Bank’s results of operations and financial condition. For example, if the Bank elected to opt out of purchasing MPF loans, it could adversely affect customer relationships and future business flows.

The following table presents the Bank’s retained mortgage-loan purchases from PFIs that represent greater than 10 percent of total mortgage-loan purchases.

Mortgage-Loan Purchases from PFIs
(dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Balboa Reinsurance Company, a subsidiary of Countrywide Financial Corporation
Dollar amount purchased	$ 110,032	$ 1,448,995	$ 402,097	$ 2,298,936	$ 1,810,310
Percent of total mortgage-loan purchases	42%	83%	86%	70%	77%
Newtown Savings Bank
Dollar amount purchased	$ 34,786	$ 46,846	$ 1,558	$ 1,666	$ —
Percent of total mortgage-loan purchases	13%	3%	—%	—%	—%
Webster Bank *
Dollar amount purchased	$ —	$ 28,652	$ —	$ 410,362	$ 279,699
Percent of total mortgage-loan purchases	—%	2%	—%	13%	12%

*                    Loans sold to the Bank between 2000 and 2003 were purchased from First Federal Saving Bank of America, which was subsequently acquired by Webster Bank during the second quarter of 2004. Webster Bank resumed selling loans to the Bank in the first quarter.

Of the $4.5 billion of mortgage-loan participations held by the Bank as of December 31, 2006, $3.1 billion, or 69.4 percent, were sold to the Bank by Balboa Reinsurance Co., a subsidiary of Countrywide Financial, Inc. Mortgage-loan purchases from Balboa Reinsurance Co, amounted to $110.0 million and $1.4 billion for the years ended December 31, 2006 and 2005, respectively, and reflect a percent of total mortgage-loan purchases of 42.1 percent and 82.6 percent, respectively. The decline in purchases is due to the fact that the Bank currently has no master commitments outstanding to Balboa Reinsurance Co., and that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since April 19, 2006. Management cannot predict the extent to which Balboa Reinsurance Co. may sell loans to the Bank in the future.

As of December 31, 2006, Balboa Reinsurance Company and Webster Bank individually service more than five percent of the Bank’s outstanding mortgage loans. Countrywide Financial Corporation, the holding company of Balboa Reinsurance Company, services approximately 69.4 percent of the Bank’s mortgage loans and Webster Bank services approximately 7.0 percent of the Bank’s mortgage loans.

Webster Bank is also one of the Bank’s five largest advance borrowers. Neither of these members has received preferential pricing on the mortgage loans we purchased from them as compared to any other member.

When a PFI fails to comply with its representations and warranties concerning its duties and obligations described within the PFI agreement and the MPF Origination and Servicing Guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the MPF loans which are impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. The following table provides a summary of MPF loans that have been repurchased by our PFIs

Summary of MPF Loan Repurchases
(dollars in thousands)

	For The Years Ended December 31,
	2006	2005	2004	2003	2002
Conventional loans	$ 2,903	$ 689	$ 5,931	$ 887	$ —
Government-insured loans	2,743	276	1,901	225	432
Total	$ 5,646	$ 965	$ 7,832	$ 1,112	$ 432

The increase in loan repurchases during 2004 noted in the above table resulted in part from guidance received from the Finance Board in May 2003, which stated that FHLBanks were prohibited from purchasing loans that could not be putatively rated by an NRSRO. For example, loans subject to the Georgia Fair Lending Act, an anti-predatory lending law with liability to loan assignees when it became effective in 2003, were not putatively rated. In an effort to detect loans that may have been subject to the Georgia statute, various document deficiencies were discovered by the Bank through its quality control process. Under the MPF Origination and Servicing Guides and related agreements, the PFI was required to repurchase those loans.

The following tables present the scheduled repayments for mortgage loans outstanding at December 31, 2006 and 2005.

Redemption Terms of Mortgage Loans
As of December 31, 2006
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$ 143,006	$ 646,407	$ 3,171,279	$ 3,960,692
Fixed-rate government-insured loans	10,615	49,344	453,286	513,245
Total par value	$ 153,621	$ 695,751	$ 3,624,565	$ 4,473,937

Redemption Terms of Mortgage Loans
As of December 31, 2005
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$ 141,168	$ 640,258	$ 3,440,877	$ 4,222,303
Fixed-rate government-insured loans	11,820	54,992	561,831	628,643
Total par value	$ 152,988	$ 695,250	$ 4,002,708	$ 4,850,946

Allowance for Credit Losses on Mortgage Loans.   The allowance for credit losses on mortgage loans was $125,000 at December 31, 2006, which represented a significant reduction of $1.7 million from the balance of $1.8 million at December 31, 2005. The decrease in the allowance for credit losses during 2006 was primarily driven by a change in the method by which the Bank estimates its allowance for loan losses, which was implemented as of December 31, 2006, as well as a reduction in the balance of outstanding mortgage loans held in the portfolio during this time period. See Item 7—Critical Accounting Policies and Estimates—Allowance for Loan Losses for a description of the change to the Bank’s methodology for estimating the allowance for loan losses. The Bank recognized a total of $14,000 in net charge-offs for 2006 as compared to $38,000 for 2005. The ratio of net charge-offs to average loans outstanding was less than one basis point for the years ended December 31, 2006 and 2005.

As a result of the devastation caused by Hurricanes Katrina and Rita in the southern United States in 2005, the President of the United States declared portions of four states - Alabama, Louisiana, Mississippi, and Texas - to be major disaster areas. The Bank has exposure to the areas affected by Hurricanes Katrina and Rita though whole-loan purchases under the MPF program. After evaluating the loans outstanding in the affected areas, the delinquency rates on these loans, the potential for loss mitigation due to flood insurance, the probability of CE fee withholding to cover any incurred losses, and other factors, management of the Bank does not anticipate that it will incur any incremental losses due to the effects of Hurricanes Katrina and Rita.

The following table presents the Bank’s allowance for credit losses activity.

Allowance for Credit Losses Activity

(dollars in thousands)

	As of and for the Year Ended
	December 31,
	2006	2005	2004	2003	2002
Balance at January 1	$1,843	$1,379	$1,317	$1,334	$177
Charge-offs	(14)	(38)	(91)	(22)	—
Recoveries	—	—	30	—	—
Net charge-offs	(14)	(38)	(61)	(22)	—
(Reduction of) provision for credit losses	(1,704)	502	123	5	1,157
Balance at period end	$125	$1,843	$1,379	$1,317	$1,334

The following table presents the Bank’s allocation of allowance for credit losses activity.

Allocation of Allowance for Credit Losses

(dollars in thousands)

December 31,
2006		2005		2004		2003		2002
Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Conventional loans	$125	88.5%	$1,843	87.0%	$1,379	78.3%	$1,317	73.6%	$1,334	67.7%
Government-insured loans	—	11.5	—	13.0	—	21.7	—	26.4	—	32.3
Total	$125	100.0%	$1,843	100.0%	$1,379	100.0%	$1,317	100.0%	$1,334	100.0%

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at December 31, 2006, is provided in the following table.

Summary of Delinquent Mortgage Loans

(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured(1)	Total
30 days	$40,214	$24,592	$64,806
60 days	5,279	8,730	14,009
90 days or more and accruing	—	8,544	8,544
90 days or more and nonaccruing	4,796	—	4,796
Total delinquencies	$50,289	$41,866	$92,155
Total par value of mortgage loans outstanding	$3,960,692	$513,245	$4,473,937
Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.27%	8.16%	2.06%
Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.12%	1.66%	0.30%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Loan-Portfolio Analysis.   The Bank’s par value of outstanding mortgage loans, nonperforming loans, and loans 90 days or more past due and accruing interest for the five-year period ended December 31, 2006, are provided in the following table.

Loan-Portfolio Analysis

(dollars in thousands)

	As of December 31,
	2006	2005	2004	2003	2002
Real-estate mortgages	$4,473,937	$4,850,946	$3,964,871	$4,473,504	$2,464,764
Nonperforming real-estate mortgages	$4,796	$6,387	$2,708	$1,426	$232
Real-estate mortgages past due 90 days or more and still accruing(1)	$8,544	$6,788	$663	$261	$—
Interest contractually due during the period	$294	$388	$205	$119	$—
Interest actually received during the period	278	349	177	108	—
Shortfall	$16	$39	$28	$11	$—

(1)          Only government-guaranteed loans (for example, FHA, VA) continue to accrue interest after 90 or more days delinquent.

As of December 31, 2006 and 2005, loans in foreclosure were $4.5 million and $2.8 million, respectively, and real-estate owned (REO) was $1.3 million and $479,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets.   During the years ended December 31, 2006 and 2005, the Bank sold REO assets with a recorded carrying value of $932,000 and $1.1 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net losses totaling $19,000 on the sale of REO assets during the year ended December 31, 2006. The Bank recognized net gains totaling $104,000 on the sale of REO assets during the year ended December 31, 2005. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank incurred expenses associated with maintaining these properties totaling $30,000 and $39,000 respectively. These expenses are recorded in other expense.

The Bank’s mortgage-loan portfolio is geographically diversified across all 50 states and Washington, D.C., and no single zip code represented more than one percent of outstanding mortgage loans at December 31, 2006, and December 31, 2005. Except for elevated levels of delinquency in areas affected by Hurricanes Katrina and Rita in 2005, the Bank observes little correlation between the geographic locations of loans and delinquency, and there is no concentration of delinquent loans in any particular geographic area. The following tables provide the portfolio characteristics of mortgage loans held by the Bank.

Characteristics of the Bank’s Mortgage-Loan Portfolio(1)

	December 31,
	2006	2005
Loan-to-value ratio at origination
< 60.00%	47%	45%
60.01% to 70.00%	13	13
70.01% to 80.00%	17	18
80.01% to 90.00%	12	12
Greater than 90.00%	11	12
Total	100%	100%
Weighted average	63%	64%
FICO score(2)
< 620	4%	4%
620 to < 660	8	8
660 to < 700	14	14
700 to < 740	20	21
> 740	53	51
Not available	1	2
Total	100%	100%
Weighted average	733	731

(1)          Percentages calculated based on unpaid principal balance at the end of each period.

(2)          FICO® is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

Regional Concentration of Mortgage Loans Outstanding(1)

	December 31,
	2006	2005
Regional concentration(2)
Midwest	10%	9%
Northeast	38	36
Southeast	13	14
Southwest	13	14
West	26	27
Total	100%	100%
State concentration(3)
Massachusetts	20%	19%
California	19	19

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

First-Loss Account.   The Bank’s conventional mortgage-loan portfolio currently consists of three MPF products: Original MPF, MPF 125, and MPF Plus, which differ from each other in the way the first-loss account is determined, as described in Item 1 - Business - Mortgage-Loan Finance.

The aggregated amount of the first-loss account is memorialized and tracked but is neither recorded nor reported as a loan-loss reserve in the Bank’s financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member’s CE, then to the Bank after the member’s CE obligation has been met. At December 31, 2006 and 2005, the amount of FLA remaining for losses was $25.7 million and $24.8 million, respectively. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE fees otherwise paid to our PFIs.

Debt Financing—Consolidated Obligations

At December 31, 2006 and 2005, outstanding COs, including bonds and DNs, totaled $53.2 billion and $53.8 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at December 31, 2006 and 2005, by the year of maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Maturity

(dollars in thousands)

	December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
2006	$—	—%	$8,287,805	3.22%
2007	14,211,705	4.45	7,401,505	3.63
2008	9,091,950	4.51	5,523,200	4.03
2009	3,611,185	4.52	1,747,435	3.79
2010	1,635,770	4.48	1,470,770	4.40
2011	1,289,600	4.81	485,000	4.40
Thereafter	8,794,000	5.66	7,674,000	5.66
Total par value	38,634,210	4.76%	32,589,715	4.13%
Bond premium	14,719		24,829
Bond discount	(3,009,308)		(2,982,008)
SFAS 133 hedging adjustments	(121,179)		(190,463)
Total	$35,518,442		$29,442,073

CO bonds outstanding at December 31, 2006 and 2005, include callable bonds totaling $22.3 billion, and $16.7 billion, respectively. The Bank uses fixed-rate callable debt to finance its assets. Contemporaneous with such a debt issue, the Bank may also enter into an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt effectively creates floating-rate funding at rates that are more attractive than other available alternatives.

The discount associated with CO bonds is primarily attributable to zero-coupon callable bonds. The zero-coupon callable bonds are issued at substantial discounts to their par amounts because they have very long terms with no coupon. The Bank has hedged these bonds with interest-rate swaps, resulting in a LIBOR-based funding rate on the original bond proceeds over the life of the bonds.

SFAS 133 hedging adjustments on CO bonds increased by $69.3 million during 2006 due to higher market-interest rates.

The following table summarizes CO bonds outstanding at December 31, 2006 and 2005, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2006	2005
2006	$—	$21,056,805
2007	26,892,705	4,576,505
2008	5,871,950	3,193,200
2009	2,176,185	952,435
2010	715,770	695,770
2011	569,600	185,000
Thereafter	2,408,000	1,930,000
Total par value	$38,634,210	$32,589,715

Interest-Rate-Payment Terms.   The following table details interest-rate-payment terms for CO bonds at December 31, 2006 and 2005.

Consolidated Obligation Bonds by
Interest-Rate-Payment Terms
(dollars in thousands)

	December 31,
	2006	2005
Fixed-rate bonds	$33,153,210	$28,550,215
Step-up bonds	795,000	434,500
Simple variable-rate bonds	1,000,000	—
Zero-coupon bonds	3,686,000	3,605,000
Total par value	$38,634,210	$32,589,715

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities up to one year. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 33.3 percent and 45.3 percent of outstanding COs at December 31, 2006 and 2005, respectively, but accounted for 97.7 percent and 98.3 percent of the proceeds from the issuance of COs as of December 31, 2006 and 2005, respectively. Much of the CO DN activity reflects the refinancing of overnight CO DNs, which averaged $2.4 billion during the year ended December 31, 2006, up from an average of $2.1 billion during the year ended December 31, 2005.

The significant decrease in DNs outstanding of $6.6 billion at December 31, 2006, compared with December 31, 2005, is partially attributable to the decrease in short-term and overnight advances of $2.4 billion that occurred during 2006. There was also a shift into CO Bonds that have been swapped to LIBOR, which can be used as an alternative to DNs because of their effective short-term net coupon. This shift was due to relatively more favorable spreads in the swapped debt market versus the DN market during the year.

The Bank’s outstanding consolidated DNs, all of which are due within one year, were as follows:

Consolidated Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
December 31, 2006	$17,723,515	$17,780,433	5.11%
December 31, 2005	24,339,903	24,442,173	4.10

Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Year Ended December 31,
	2006		2005		2004
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$2,399,834	4.91%	$2,125,688	3.01%	$1,214,203	1.47%
Term discount notes	21,587,566	4.91	15,612,578	3.24	6,395,180	1.43
Total discount notes	23,987,400	4.91	17,738,266	3.22	7,609,383	1.44
Bonds	31,301,707	4.66	28,374,021	3.59	29,793,461	2.83
Total consolidated obligations	$55,289,107	4.76%	$46,112,287	3.44%	$37,402,844	2.55%

The average balances of COs for the year ended December 31, 2006, were higher than the average balances for the year ended December 31, 2005, which is consistent with the increase in total average assets, primarily short-term advances. This CO increase was primarily due to growth in DNs. The average balance of term DNs and overnight DNs increased $6.0 billion and $274.1 million, respectively, from the prior period. Average balances of bonds increased $2.9 billion from the prior period. The average balance of DNs represented approximately 43.4 percent of total average COs during the year ended December 31, 2006, as compared with 38.5 percent of total average COs during the year ended December 31, 2005, and the average balance of bonds represented 56.6 percent and 61.5 percent of total average COs outstanding during the years ended December 31, 2006 and 2005, respectively.

Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank’s outstanding COs, including COs held by other FHLBanks, was $952.0 billion and $937.5 billion at December 31, 2006 and 2005, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. Moody’s has rated COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank has not paid any obligations on behalf of the other FHLBanks during the years ended 2006 and 2005.

The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the two years ended December 31, 2006.

Deposits

The Bank offers demand and overnight deposits, custodial mortgage accounts, and term deposits to its members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members’ need to place excess liquidity and can fluctuate significantly. Due to the relatively small size of the Bank’s deposit base and the unpredictable nature of member demand for deposits, the Bank does not rely on deposits as a core component of its funding.

As of December 31, 2006, deposits totaled $1.1 billion compared with $602.1 million at December 31, 2005, an increase of $521.9 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

For the years ended December 31, 2006, and December 31, 2005, average demand- and overnight-deposit balances were $583.5 million and $629.6 million, respectively, and the average rate paid was 4.62 percent and 2.72 percent, respectively.

The following table presents term deposits issued in amounts of $100,000 or more at December 31, 2006 and 2005:

Term Deposits Greater Than $100,000
(dollars in thousands)

	December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Term Deposits by Maturity
Three months or less	$3,000	5.09%	$2,000	2.72%
Over three through six months	—	—	1,000	2.73
Over six months through 12 months	—	—	1,000	2.42
Greater than 12 months(1)	26,300	4.18	20,000	4.71
Total par value	$29,300	4.27%	$24,000	4.37%

(1)          Represents nine term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

The board of directors of the Bank may, but is not required to, declare and pay noncumulative dividends in cash, stock, or a combination thereof. Dividends may only be paid from current net earnings or previously retained earnings. See Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding the Bank’s dividends.

Regulatory Capital Requirements.   The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement.

The Bank was in compliance with these requirements through 2005 and 2006 and remains in compliance at December 31, 2006, as noted in the following table.

Risk-Based Capital Requirements
(dollars in thousands)

	December 31,
	2006	2005
Permanent capital
Class B stock	$2,342,517	$2,531,145
Mandatorily redeemable capital stock	12,354	8,296
Retained earnings	187,304	135,086
Permanent capital	$2,542,175	$2,674,527
Risk-based capital requirement
Credit-risk capital	$143,964	$150,938
Market-risk capital	119,384	133,763
Operations-risk capital	79,004	85,410
Risk-based capital requirement	$342,352	$370,111

The Bank’s market-risk-based capital decreased by $14.4 million to $119.4 million as of December 31, 2006, from $133.8 million as of December 31, 2005. As discussed in Part II Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Measurement of Market and Interest Rate Risk, during the second quarter of 2006, the Bank implemented two modeling changes that provide a more accurate assessment of market-risk exposure. Had the new market-risk model methodology been used at December 31, 2005, the Bank’s market-risk-based capital would have been $118.1 million.

In addition to the risk-based capital requirements, the GLB Act specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements following the implementation of its new capital structure, and remained in compliance at December 31, 2006.

The following table provides the Bank’s capital ratios as of December 31, 2006 and 2005.

Capital Ratio Requirements
(dollars in thousands)

	December 31,
	2006	2005
Capital ratio
Minimum capital (4% of total assets)	$2,298,791	$2,308,001
Actual capital (capital stock plus retained earnings)	2,542,175	2,674,527
Total assets	57,469,781	57,700,034
Capital ratio (permanent capital as a percentage of total assets)	4.4%	4.6%
Leverage ratio
Minimum leverage capital (5% of total assets)	$2,873,489	$2,885,002
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	3,813,262	4,011,791
Leverage ratio (leverage capital as a percentage of total assets)	6.6%	7.0%

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

The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $6.6 million and $7.3 million at December 31, 2006, and December 31, 2005, respectively. Under SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value totaled $128.4 million and $45.4 million as of December 31, 2006 and 2005, respectively. Derivative liabilities’ net fair value totaled $120.6 million and $255.9 million as of December 31, 2006 and 2005, respectively.

As part of the Bank’s hedging activities as of December 31, 2006, the Bank had entered into derivative contracts with its members in which the Bank acts as an intermediary between the member and a derivative counterparty. Effective February 16, 2007, the Bank no longer offers derivatives to its members on an intermediated basis, but will allow existing transactions to remain outstanding until expiration. The Bank also engages in derivatives directly with certain affiliates of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Bank Members
(dollars in thousands)

			December 31, 2006
		Primary	Notional	% of Notional
Derivatives Counterparty	Affiliate Member	Relationship	Outstanding	Outstanding
Bank of America NA	Bank of America Rhode Island, NA	Dealer	$1,567,350	5.13%
Royal Bank of Scotland, PLC	Citizens Financial Group(1)	Dealer	982,500	3.22
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

(1)          Citizens Financial Group, a subsidiary of The Royal Bank of Scotland Group, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1—Business—Consolidated Obligations. The Bank’s equity capital resources are governed by the capital plan, which is described in the following “Capital” section.

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

The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including, but not limited to: mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing of advances versus other wholesale borrowing alternatives. However, the Bank regularly monitors current trends and anticipates future debt-issuance needs in an effort to be prepared to fund its members’ credit needs and its investment opportunities.

Short-term liquidity management practices are described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Debt Financing-Consolidated Obligations.

On June 23, 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the Agreement). The FHLBanks and the Office of Finance entered into the Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk (the Revised Policy) concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs. The FHLBanks and the Office of Finance entered into the Agreement to facilitate timely funding by the FHLBanks of the principal and interest payments under their respective COs, as made through the Office of Finance, in accordance with the Revised Policy.

Under the Agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines agreed upon by the FHLBanks and the Office of Finance, the 11 other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the 11 other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on one day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank is then required to repay the other FHLBank.

Capital

Total capital as of December 31, 2006, was $2.5 billion, a 5.4 percent decrease from $2.7 billion as of December 31, 2005. Total capital as of December 31, 2005, at $2.7 billion, represented an increase of 22.9 percent from the $2.2 billion as of December 31, 2004.

The Bank’s ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. A member is required to increase its capital-stock investment in the Bank as its outstanding advances increase. The capital-stock requirement for advances is currently:

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

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. As member- credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented an ESRP to help it manage its leverage by reducing the amount of excess capital stock held by members. See Item 1—Capital Resources for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the year ended December 31, 2006, the Bank made repurchases of excess capital stock in five months totaling $366.3 million.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At December 31, 2006, $12.4 million of capital stock was subject to a five-year stock-redemption period, and it is anticipated that $7.0 million of these shares will be redeemed by 2009, $103,000 to be redeemed in 2010, and $5.3 million to be redeemed in 2011. At December 31, 2005, $8.3 million of capital stock was subject to a five-year stock-redemption period, and it was anticipated that $7.9 million of these shares would be redeemed by 2009 and an additional $398,000 was anticipated to be redeemed in 2010.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year stock-redemption period. The Bank’s capital plan provides that the Bank will charge the member a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with Section 7(j) of the GLB Act.

At December 31, 2006 and 2005, members and nonmembers with capital stock outstanding held $203.0 million and $353.0 million, respectively, in excess capital stock. A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. At its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five-year redemption period has expired by providing a member with written notice. While historically the Bank has repurchased excess stock at the member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Bank’s 2006 Financial Statements.

Retained Earnings Target.   In February 2007, the Bank’s board of directors adopted a revised targeted minimum retained earnings level of the greater of: $171 million, or the required amount as periodically measured by the Bank’s internal retained earnings model, to be achieved by December 31, 2007, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2007. To the extent that the periodically measured retained earnings requirement as of December 31, 2007, remains below $171 million, the targeted minimum retained earnings level is $171 million. If the periodically measured retained earnings requirement as of December 31, 2007 exceeds, $171 million, then the remeasured value becomes the new requirement until such time as a subsequent remeasurement falls below $171 million. As of December 31, 2006, the Bank had retained earnings of $187.3 million, and its retained earnings model projected a required retained earnings minimum of $159.0 million as of December 31, 2007.

The Bank’s retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. The Bank will continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At December 31, 2006, the Bank had a total capital to assets ratio of 4.4  percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $342.4 million, which was satisfied by the Bank’s permanent capital of $2.5 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2005, the Bank had a total capital to assets ratio of 4.6 percent, a leverage capital to assets ratio of 7.0 percent, and a risk-based capital requirement of $370.1 million, which was more than satisfied by the Bank’s permanent capital of $2.7 billion.

The Bank’s capital requirements are more fully discussed in Note 14 to the Bank’s 2006 Financial Statements.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $76.4 million and $71.2 million at December 31, 2006 and 2005, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.8 billion (face amount) and $117.6 million (face amount) at December 31, 2006 and 2005, respectively, and had original terms of two months to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $579,000 and $37,000 at December 31, 2006 and 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these standby letters of credit.

Commitments for unused lines-of-credit advances totaled $1.5 billion for both December 31, 2006, and December 31, 2005. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state-housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms under which the Bank would be required to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $537.3 million and $554.0 million at December 31, 2006 and 2005, respectively. The Bank was not required to purchase any bonds under these agreements through December 31, 2006.

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

Contractual Obligations.   The following table presents contractual obligations of the Bank as of December 31, 2006.

Contractual Obligations As of December 31, 2006
(dollars in thousands)

	Payment due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$38,634,210	$14,211,705	$12,703,135	$2,925,370	$8,794,000
Operating lease obligations	22,096	3,662	7,342	7,359	3,733
Purchase obligations(2)	2,413,020	2,413,020	—	—	—
Members’ unused lines of credit(3)	1,482,270	1,482,270	—	—	—
Mandatorily redeemable capital stock	12,354	—	6,998	5,356	—
Consolidated obligations traded not settled	529,781	29,781	500,000	—	—
Total contractual obligations	$43,093,731	$18,140,438	$13,217,475	$2,938,085	$8,797,733

(1)          Includes CO bonds outstanding at December 31, 2006, at par value.

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

For derivative instruments and hedged items that meet the requirement of SFAS 133 as described above, the Bank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in monthly income. As of December 31, 2006, the Bank held derivatives that are marked to market with no offsetting SFAS 133-qualifying hedged item including (in notional amounts); $150.0 million notional of interest-rate swaptions where the Bank owns the right to receive a fixed rate; $466.0 million notional of interest-rate caps and floors; $172.5 million notional of interest-rate swaps where the Bank pays a fixed rate and receives a floating rate; and $6.6 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2006, was an unrealized loss of $106,000. The following table shows the estimated differences in the fair value of these derivatives under alternative parallel interest-rate shifts:

Change in Fair Value of Undesignated Derivatives
As of December 31, 2006
(dollars in thousands)

	–100 basis points	–50 basis points	+50 basis points	+100 basis points
Change from base case
Interest-rate swaptions	$1,292	$8	$—	$—
Interest-rate caps, floors, and swaps	(2,721)	(1,297)	1,163	2,250
Total change from base case	$(1,429)	$(1,289)	$1,163	$2,250

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

While the Bank has not yet adopted SFAS No. 157, Fair Value Measurements (SFAS 157), management classifies the fair values into one of the following levels:

Level 1:	Reflect quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:

Reflect (a) quoted prices for similar assets or liabilities in active markets, or (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly, or (c) inputs other than quoted prices that are observable for the asset or liability, or (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:	Reflect unobservable inputs for the asset or liability.

The fair values for the Bank’s derivatives portfolio, hedged items in which the hedged risk is the risk of changes in fair value attributable to changes in the benchmark LIBOR interest rate, and investments classified as available-for-sale and trading are calculated internally by our Risk Management Department.

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

The effect on net income from the amortization and accretion of premiums and discounts on mortgage loans and MBS for the years ended December 31, 2006, 2005, and 2004, was a net reduction of income of $3.3 million, $5.4 million, and $26.0 million, respectively.

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

At December 31, 2006, December 31, 2005, and December 31, 2004, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.

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

During 2006, the Bank changed its method for estimating the allowance for loan losses on its portfolio of conventional MPF loans. Under the new estimation methodology, the allowance estimates probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank’s conventional loan pools is based on an analysis of the migration of the Bank’s delinquent loans to default since the inception of the MPF program. The Bank then analyzes the probable loss severity on that portion of the delinquent loans that the migration analysis indicates will default within one year. The combination of these factors, as well as an additional judgmental amount determined by management due to uncertainties inherent in the estimation process, represents the estimated losses from conventional MPF loans. The Bank then applies the risk-mitigating features of the MPF program to the estimated loss. Upon adoption of the new estimation methodology in December of 2006, the Bank reduced the allowance for loan losses by $1.6 million.

Prior to 2006, management’s method for estimating the allowance for loan losses was based on a comparison to peer data, such as loan loss allowance levels maintained by Freddie Mac and historical loss experience for similarly rated MBS. This estimation methodology had been used since the inception of the MPF loan-purchase program by the Bank, which began in 1999, and had been used because MPF was a relatively new lending program and the Bank had limited loss history specific to its own loan portfolio. Management believes that the Bank’s MPF loan portfolio is now sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own actual loss experience.

The process of determining the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Due to variability in the data underlying the assumptions made in the process of determining the allowance for loan losses, estimates of the portfolio’s inherent risks will adjust as warranted by changes in the level of delinquency in the portfolio and changes in the economy, particularly the residential mortgage market and fluctuations in house prices. The Bank periodically reviews general economic conditions to determine if the loan-loss reserve is adequate in view of economic or other risk factors that may affect markets in which the Bank’s mortgage loans are located. The degree to which any particular change would affect the allowance for loan losses would depend on the severity of the change.

As of December 31, 2006, and December 31, 2005, the allowance for loan losses on the conventional mortgage-loan portfolio stood at $125,000 and $1.8 million, respectively. The allowance reflects the Bank’s understanding of probable incurred losses inherent in the MPF portfolio as of December 31, 2006 and 2005.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15,

2006 (January 1, 2007, for the Bank), and did not have a material impact on the Bank’s earnings or statement of condition upon adoption.

DIG Issue B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG B40). On December 20, 2006, the FASB issued DIG B40 which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007, for the Bank) and did not have a material impact on the Bank’s earnings or statement of condition upon adoption.

SFAS 157, Fair Value Measurements. In September 2006, the FASB issued SFAS 157, which establishes a formal framework for measuring fair value. This statement defines fair value and provides guidance on the appropriate valuation techniques established to determine fair value. This standard requires increased disclosures regarding the prioritization of valuations assigned to fair-value measurements by requiring the Bank to assign one of three possible priority levels to each valuation made for items recorded at fair value on both a recurring and nonrecurring basis. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with earlier adoption allowed as long as the standard is adopted for the first financial statements issued in the fiscal year of adoption. We have not yet determined the effect that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132 (R) (SFAS 158). In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the entire funded status of a defined benefit postretirement plan on its balance sheet. This statement requires an entity’s calculated projected benefit obligation to be recorded as a liability on the balance sheet. The over- or under-funded status of a plan represents plan gains, losses, prior service costs, and transition items, and is recorded in other comprehensive income. This statement also requires the measurement of plan assets and benefit obligations to be made at the entity’s fiscal yearend. This statement does not apply to multi-employer defined benefit postretirement plans such as the Pentegra Defined Benefit Plan in which the Bank participates. Only single-employer defined benefit postretirement plans, including the Bank’s supplemental retirement plan, are impacted. The Bank has adopted the provisions of this statement as of December 31, 2006, and it did not have a material impact on the Bank’s earnings or statement of financial condition upon adoption. See Note 15—Employee Retirement Plans for additional information regarding the adoption of SFAS 158.

SFAS No. 159. The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159 which creates a fair-value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with early adoption permitted. We have not yet determined the effect that the implementation of SFAS 159 will have on our results of operations or financial condition.

SAB No. 108. In September 2006, the SEC released Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the year ending December 31, 2006 for the Bank), with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108. The initial application of SAB 108 in 2006 did not have an impact on the Bank’s results of operations or financial condition.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Board adopts a process for appointing public interest directors

On January 18, 2007, the Finance Board adopted an interim final rule establishing procedures for the selection of appointed directors to the boards of the FHLBanks. Under the rule, the FHLBanks are responsible for identifying potential directors, conducting a preliminary assessment of their eligibility and qualifications, and submitting two nominees for each vacant appointive directorship to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form that demonstrates the qualifications of each nominee to serve on the board of an FHLBank. The Finance Board will review each nomination and decide whether to appoint directors from the submitted list of nominees. If the Finance Board declines to appoint any of the nominees, it will require the FHLBank to submit additional nominees for consideration. As of December 31, 2006, the Bank had six vacant directorships that are subject to being filled based on the Finance Board’s adopted process. We cannot predict if or when the Finance Board will complete the appointment of directors to these vacant directorships. Further, the Finance Board has asked for comments on this interim final rule, so it is possible that further changes may be made.

Proposed changes to GSE regulation

Congress may enact legislation that is designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. It is impossible to predict whether any provisions relating to the Finance Board and the FHLBanks will be included in any such legislation and what such provisions may be. It is further impossible to predict whether the House of Representatives and the Senate will approve such legislation and whether any such change in regulatory structure will be signed into law. Finally, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect the legislation would ultimately have on the Finance Board or the FHLBanks.

Finance Board adopts final rule limiting excess stock

On December 22, 2006, the Finance Board adopted a final rule prohibiting FHLBanks from issuing new excess stock to their members if the amount of member excess stock exceeds one percent of the FHLBank’s assets. The final rule became effective on January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Also included in the final rule is a provision requiring the FHLBanks to declare and pay dividends only out of known income. The Bank currently does not have outstanding excess stock greater than one percent of total assets, and pays cash, rather than stock dividends. Additionally, it is the Bank’s practice to only declare and pay dividends after net income for each quarterly period has been determined. Accordingly, we do not believe the final rule will have a material impact on the Bank’s results of operations or financial condition. Previously, the Finance Board had issued a proposed rule that would have established minimum levels of retained earnings for the FHLBanks. While the provisions regarding minimum levels of retained earnings were not carried forward into the final rule, it is possible that the Finance Board may take up the matter in a subsequent rulemaking. It is not possible to predict what form such a rule may take or how, if at all, it would affect the Bank.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $952.0 billion at December 30, 2006, and $937.5 billion at December 31, 2005.

Some of the FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or management have agreed with the Office of Supervision of the Finance Board to, among other things, maintain higher levels of capital. While supervisory agreements generally are publicly announced by the Finance Board, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks. In addition, the Bank or any other FHLBank may be the subject of regulatory actions in the future. On January 12, 2007, the FHLBank of Seattle announced that the Finance Board had terminated the written agreement that was entered into on December 10, 2004. The FHLBank of Seattle attributed the termination of the written agreement to its “full compliance with the terms of the agreement and the significant progress the bank has made in implementing its business and capital management plan.” However, the FHLBank of Seattle must seek approval of the Finance Board prior to declaring or paying dividends until further notice. The FHLBank of Chicago continues to operate under its written agreement with the Finance Board.

S&P has downgraded two of the FHLBanks’ individual long-term credit ratings from AAA to AA+. On September 21, 2006, S&P announced a number of rating actions relative to the FHLBanks. The rating agency upgraded the individual long-term credit rating of the FHLBank of New York from AA+ to AAA with a stable outlook, revised the outlooks on the long-term ratings of the FHLBanks of Dallas and Pittsburgh from negative to stable, and removed the long-term rating of the FHLBank of Des Moines from Credit Watch Negative. S&P maintains a negative outlook on the long-term rating of the FHLBank of Des Moines. On November 7, 2006, S&P revised the outlook on the long-term rating of the FHLBank of Indianapolis from negative to stable. On January 19, 2007, S&P revised the outlook on the long-term rating of the FHLBank of Seattle from negative to stable. Moody’s has not downgraded any FHLBanks’ individual long-term credit ratings from Aaa with a stable outlook. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the COs issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. In addition, the Bank cannot provide assurance that rating agencies will not reduce the Bank’s ratings or those of the FHLBank System or any other FHLBank in the future. The following table provides a summary of each FHLBanks’ credit ratings from S&P and Moody’s:

Federal Home Loan Banks
Long-Term and Short-Term Credit Ratings
As of February 28, 2007

	S&P		Moody’s
	Long-Term/ Short-Term Rating	Outlook	Long-Term/ Short-Term Rating	Outlook
FHLBank of Atlanta	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Boston	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Chicago	AA+/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Cincinnati	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Dallas	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Des Moines	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Indianapolis	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of New York	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Pittsburgh	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of San Francisco	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Seattle(1)	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Topeka	AAA/A-1+	Stable	Aaa/P-1	Stable

(1)     At December 31, 2006, the outlook for the FHLBank of Seattle was negative. On January 19, 2007, S&P revised its outlook on the FHLBank of Seattle to stable from negative.

The Bank has evaluated the known regulatory actions and individual long-term credit-rating downgrades as of February 28, 2007, and as of each period-end presented, has determined that they have not materially increased the possibility that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor.

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

This list of internal management committees or their respective missions may change from time to time based on new business or regulatory requirements.

Credit Risk

Credit Risk—Advances.   The Bank minimizes credit risk on advances by holding sufficient collateral to protect itself from losses. The Bank has never experienced a credit loss on an advance. Based upon the collateral held as security on advances and the Bank’s prior repayment history, the Bank does not believe that an allowance for losses on advances is necessary at this time.

The Bank closely monitors the financial condition of all members by reviewing publicly available financial data, such as regulatory call reports, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members’ regulatory examination reports. The Bank’s Credit Department analyzes this information on a regular basis. Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-collateral status, or delivery-collateral status. Under the blanket-lien status, the Bank allows a member to retain possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list this collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank or its safekeeping agent. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank’s approved safekeeping agent.

Additionally, borrowing members in blanket-lien and listing-collateral status typically must submit to the Bank, on at least an annual basis, an audit opinion that confirms that the member is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank’s discretion, to submit such an audit opinion. The Bank may conduct an on-site collateral review at any time.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member’s affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests.

Advances outstanding to members in blanket-lien status at December 31, 2006, totaled $36.7 billion. For these members, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling more than $67.1 billion as of December 31, 2006. Of this total, $12.7 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $4.2 billion of securities are held by members’ securities corporations, and $11.3 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at December 31, 2006, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of December 31, 2006
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral
Listing-collateral status	15	$239,487	$457,621
Delivery-collateral status	14	424,865	509,647
Total par value	29	$664,352	$967,268

Credit Risk—Investments.   The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At December 31, 2006, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments was $4.4 billion to 24 counterparties and issuers, of which $2.6 billion was for federal funds sold, and $1.8 billion was for other unsecured investments. As of December 31, 2006, Credit Suisse represented 13.6 percent of the Bank’s total unsecured credit exposure.

The Bank also invests in and is subject to secured credit risk related to MBS, ABS, and HFA bonds that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated AAA at the time of purchase. HFA bonds must carry a credit rating of AA or higher as of the date of purchase.

Credit ratings on these investments as of December 31, 2006, are provided in the following table.

Credit Ratings of Investments
As of December 31, 2006
(dollars in thousands)

	Long-Term Credit Rating(1)
Investment Category	AAA	AA	A	Unrated
Money-market instruments(2):
Interest-bearing deposits	$50	$—	$940,000	$—
Securities purchased under agreements to resell(3)	—	3,000,000	—	250,000
Federal funds sold	—	1,876,500	730,000	—
Investment securities:
U.S. agency obligations	62,823	—	—	—
U.S. government corporations	225,615	—	—	—
Government-sponsored enterprises	161,471	—	—	30,076
Other FHLBanks’ bonds	14,716	—	—	—
International agency obligations	382,484	—	—	—
State or local housing-agency obligations	236,864	78,681	—	—
MBS issued by government-sponsored enterprises	1,318,322	—	—	—
MBS issued by private trusts	5,864,217	—	—	—
ABS backed by home-equity loans	70,342	—	—	—
Total investments	$8,336,904	$4,955,181	$1,670,000	$280,076

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

Credit Risk—Mortgage Loans.   The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. While Bank management believes this risk is appropriately managed through underwriting standards and member CEs, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $125,000 at December 31, 2006, and $1.8 million at December 31, 2005. As of December 31, 2006, nonaccrual loans amounted to $4.8 million and consisted of 69 loans out of a total of approximately 48,500 loans. During 2006, the Bank charged off a total of $14,000 related to mortgage loans foreclosed upon. The Bank had no recoveries from the resolution of loans previously charged off during 2006. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the migration rate of delinquent conventional MPF loans to default, the expected loss severity on defaulted loans, and the risk-mitigating features of the MPF program.

The Bank is exposed to credit risk from mortgage-insurance companies that provide CEs in place of the PFI, as well as primary MI coverage on individual loans. As of December 31, 2006, the Bank was the beneficiary of primary MI coverage on $250.0 million of conventional mortgage loans, and the Bank was the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $2.9 billion. Eight mortgage-insurance companies provide all of the coverage under these policies. All of these companies are rated at least AA by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows mortgage-insurance companies as of December 31, 2006, with MI coverage greater than 10 percent of total MI coverage.

Mortgage-insurance companies with MI coverage greater than 10% of total MI coverage
As of December 31, 2006
(dollars in thousands)

Mortgage insurance company	MI Coverage	Percent of Total MI Coverage
United Guaranty Residential Insurance Corporation	$21,500	28.4%
Mortgage Guaranty Insurance Corporation	20,132	26.6
Genworth Mortgage Insurance Corporation	11,645	15.4

Credit Risk—Derivative Instruments.   The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with member institutions in cases where the master-netting agreements are subject to a one-way collateral provision in which the Bank is the sole secured party and the Bank is fully secured. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of December 31, 2006, the Bank had two derivative contracts outstanding with one member institution.

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

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of December 31, 2006
Interest-rate-exchange agreements:(1)
AAA	$40,725	1	$—	$—
AA	22,761,948	14	83,210	4,751
A	7,733,930	4	45,163	296
Unrated(2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,546,603	20	128,373	5,047
Mortgage-loan-purchase commitments(3)	6,573	—	—	—
Total Derivatives	$30,553,176	20	$128,373	$5,047
As of December 31, 2005
Interest-rate-exchange agreements:(1)
AAA	$40,725	1	$—	$—
AA	13,380,835	11	162	162
A	11,490,356	7	45,270	1,360
Total interest-rate-exchange agreements	24,911,916	19	45,432	1,522
Mortgage-loan-purchase commitments(3)	7,342	—	15	—
Forward Contracts	5,000	1	—	—
Total derivatives	$24,924,258	20	$45,447	$1,522

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

The notional amount of interest-rate-exchange agreements outstanding totaled $30.6 billion, $24.9 billion, and $19.9 billion at December 31, 2006, December 31, 2005, and December 31, 2004, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of December 31, 2006.

As of December 31, 2006 and 2005, the following counterparties represented more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2006
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
JP Morgan Chase Bank	$4,211,530	13.8%
Goldman Sachs Capital Markets LP	4,047,403	13.3
Deutsche Bank AG	3,648,710	11.9

	December 31, 2005
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
JP Morgan Chase Bank	$4,393,630	17.6%
Deutsche Bank AG	3,790,310	15.2

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

The Bank also faces options risk, particularly in its portfolios of advances, mortgage loans, MBS, and HFA bonds. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance was reinvested in lower-yielding assets that continue to be funded by higher-cost debt. In the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to redeem their obligations prior to maturity without penalty, potentially requiring the Bank to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing the Bank to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing the Bank to have to refinance the assets at higher cost. This right of redemption is effectively a call option that the Bank has written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain MBS and limit the amount by which asset coupons may increase.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At December 31, 2006, fixed-rate noncallable debt amounted to $10.7 billion, compared with fixed-rate noncallable debt levels of $9.0 billion at December 31, 2005.

To achieve certain risk-management objectives, the Bank also uses interest-rate derivatives that alter the effective maturities, repricing frequencies, or option-related characteristics of financial instruments. These may include swaps, swaptions, caps, collars, and floors; futures and forward contracts; and exchange-traded options. For example, as an alternative to issuing a fixed-rate bond to fund a fixed-rate advance, the Bank might enter into an interest-rate swap that receives a floating-rate coupon and pays a fixed-rate coupon, thereby effectively converting the fixed-rate advance to a floating-rate advance.

Advances

In addition to the general strategies described above, one tool that the Bank uses to reduce the interest-rate risk associated with advances is a contractual provision that requires members to pay prepayment fees for advances that, if prepaid prior to maturity, might expose the Bank to a loss of income under certain interest-rate environments. In accordance with applicable regulations, the Bank has an established policy to charge fees sufficient to make the Bank financially indifferent to a member’s decision to repay an advance prior to its maturity. Prepayment fees are recorded as income for the period in which they are received.

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt in order to maintain the Bank’s asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations, international agency obligations, and instrumentalities as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At December 31, 2006 and 2005, this portfolio had a value of $764.0 million and $765.3 million, respectively.

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

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank’s option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and non-callable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest rate and prepayment risks.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At December 31, 2006, receiver swaptions totaled $150.0 million (notional).

Interest-rate-risk management activities can significantly affect the level and timing of net income due to a variety of factors. As receiver swaptions are accounted for on a standalone basis and not as part of a hedge relationship under SFAS 133, changes in their fair values are recorded through net income each month. This may increase net income volatility if the offsetting periodic change in the MPF prepayment activity is markedly different from the fair-value change in the receiver swaptions. Additionally, performance of the MPF portfolio is interest-rate-path dependent, while receiver swaptions values are solely based on forward-looking rate expectations.

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of December 31, 2006, the Bank had no outstanding TBA hedges.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total debt used in conjunction with interest-rate-exchange agreements was $22.6 billion, or 58.4 percent of the Bank’s total outstanding CO bonds at December 31, 2006, up from $19.0 billion, or 58.3 percent of outstanding CO bonds, at December 31, 2005.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2006 and 2005. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2006
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$8,429,974	$3,271
	Swaps	Overall fair value	Economic	36,000	(219)
	Caps and Floors	Benchmark interest rate	Fair value	454,800	3,842
Total associated with advances				8,920,774	6,894
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(92,714)
Trading securities	Swaps	Overall fair value	Economic	136,500	137
	Caps	Overall fair value	Economic	446,000	—
Total associated with trading securities				582,500	137
Mortgage loans	Swaptions	Overall fair value	Economic	150,000	—
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	19,962,573	(134,381)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,838
Member intermediated	Caps and Floors	Not applicable	Not applicable	20,000	—
Total				30,546,603	(216,226)
Mortgage delivery commitments(1)				6,573	(24)
Total derivatives				$30,553,176	(216,250)
Accrued interest					224,062
Net derivatives					$7,812
Derivative asset					$128,373
Derivative liability					(120,561)
Net derivatives					$7,812

(1)           Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2005
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$8,069,575	$(29,317)
	Caps	Benchmark interest rate	Fair value	317,000	4,172
Total associated with advances				8,386,575	(25,145)
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(120,773)
Trading securities	Swaps	Overall fair value	Economic	221,500	(205)
	Caps	Overall fair value	Economic	446,000	1
Total associated with trading securities				667,500	(204)
Mortgage loans	Swaptions	Overall fair value	Economic	525,000	71
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	14,422,085	(205,434)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	4,584
Total				24,911,916	(346,901)
Mortgage delivery commitments(1)				7,342	13
Forwards Contracts				5,000	(11)
Total derivatives				$24,924,258	(346,899)
Accrued interest					136,484
Net derivatives					$(210,415)
Derivative asset					$45,447
Derivative liability					(255,862)
Net derivatives					$(210,415)

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

The table below presents the historical simulation VaR estimate as of December 31, 2006, and 2005, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	December 31,
	2006		2005
Confidence Level	% of MVE(1)	$ (million)	% of MVE(1)	$ (million)
50%	-0.16%	$(4.16)	-0.14%	$(4.07)
75%	0.95	24.39	0.84	23.51
95%	2.79	71.86	2.66	74.66
99%	4.63	119.38	4.21	118.08

(1)          Loss exposure is expressed as a percentage of base MVE.

During the second quarter of 2006, the Bank implemented two modeling changes that are designed to provide a more accurate assessment of market risk exposure. First, values for the Bank’s MPF loans and MBS pass-through holdings are now benchmarked to changes in the U.S. dollar interest-rate-swap yield curve as opposed to the previous practice of benchmarking values to the U.S. Treasury yield curve. Second, to better assess the value of option-embedded balance-sheet items, the Bank has implemented a new methodology for estimating market volatility. Under the new methodology, the values of option-embedded balance-sheet items more closely approximate values obtained from third-party sources including observed market prices and independent models.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $1.3 million to $119.4 million as of December 31, 2006, from $118.1 million as of December 31, 2005. Had the modeling changes not been made, VaR would have been $133.8 million at December 31, 2005.

Income Simulation and Repricing Gaps.   To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2006, showed that in the worst-case scenario, the Bank’s return on equity would fall to seven basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of all yield curves represented in the model.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight and 12 week forecasts. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of December 31, 2006.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3
Contractual sources of funds	$7,237,206	$7,474,120	$5,551,279
Less: Contractual uses of funds	(4,062,610)	(6,054,849)	(2,227,562)
Equals: Net cash flow	3,174,596	1,419,271	3,323,717
Less: Cumulative contingent obligations	(14,845,080)	(19,128,856)	(23,106,700)
Equals: Net structural liquidity requirement	(11,670,484)	(17,709,585)	(19,782,983)
Available borrowing capacity	$17,432,644	$23,138,408	$25,174,667
Ratio of available borrowing capacity to net structural liquidity need	1.49	1.31	1.27
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of December 31, 2006, and December 31, 2005, the Bank held a surplus of $7.7 billion and $6.1 billion, respectively, of liquidity (exclusive of access to CO debt) issuance within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of December 31, 2006, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulation 12 CFR §917 was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day
Contractual sources of funds	$2,756,140
Less: contractual uses of funds	(7,770,633)
Equals: net cash flow	(5,014,493)
Contingency borrowing capacity (exclusive of CO debt)	12,668,678
Net contingency borrowing capacity	$7,654,185

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

Operational Risk

The Bank has instituted a system of controls to mitigate operational risks. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls to ensure that responsibilities are adequately segregated and that the activities of the Bank are appropriately monitored and reported to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. Additionally, the Bank’s Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank’s adherence to established policies and procedures. However, some operational risks are beyond its control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-57 of this Form 10-K.

Audited Financial Statements

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2006 and 2005, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for each quarterly period presented below.

Quarterly Results of Operations—Unaudited

(dollars in thousands)

	2006—Quarter Ended
	December 31(1)	September 30	June 30	March 31
Total interest income	$752,274	$805,159	$728,473	$679,867
Total interest expense	678,295	727,481	652,129	605,680
Net interest income before provision for credit losses	73,979	77,678	76,344	74,187
(Reduction of) provision for credit losses on mortgage loans	(1,594)	(37)	(18)	(55)
Net interest income after reduction of credit losses	75,573	77,715	76,362	74,242
Non-interest income (loss)	9,595	2,931	(384)	(392)
Non-interest expense	12,871	12,109	12,256	11,819
Income before assessments	72,297	68,537	63,722	62,031
Assessments	19,196	18,212	16,921	16,467
Net income	$53,101	$50,325	$46,801	$45,564

(1)          During the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. See the Other Income (Loss) and Operating Expenses section in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The cumulative amount of the error was $6.4 million, or $4.7 million after assessments.

	2005—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$589,899	$457,629	$417,726	$395,955
Total interest expense	510,882	394,331	361,374	341,015
Net interest income before provision for credit losses	79,017	63,298	56,352	54,940
Provision for credit losses on mortgage loans	109	240	81	72
Net interest income after provision for credit losses	78,908	63,058	56,271	54,868
Non-interest income (loss)	(2,787)	(10,041)	(9,921)	(6,985)
Non-interest expense	12,057	10,832	11,815	11,480
Income before assessments	64,064	42,185	34,535	36,403
Assessments	17,014	11,226	9,212	11,593
Income before cumulative effect of change in accounting principle	47,050	30,959	25,323	24,810
Cumulative effect of change in accounting principle	—	—	—	7,118
Net income	$47,050	$30,959	$25,323	$31,928

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this report.

Internal Control Over Financial Reporting

During the fourth quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of the Board of Directors

The Bank’s board of directors is composed of directors appointed by the Finance Board and directors elected by the Bank’s members. Each director must be a citizen of the U.S. Each appointed director must be a bona fide resident of the Bank’s district, and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the board and continuing service on the board is determined by Finance Board regulations. No member of Bank management can serve on the board of directors. Pursuant to its regulatory power, the Finance Board determines during each fiscal year: (1) the total number of elected directorships for the Bank for the following year, (2) the number of the total positions that will be appointed by the Finance Board, and (3) the number of those seats to be allocated to each state in the Bank’s district. The Finance Board bases the allocation of its 10 elected directorships on the number of shares required to be held by members in each state in the district as of the preceding year-end, except that by statute, Massachusetts is entitled to four elected directorships.

For 2006, the Finance Board allocated 10 elected directorships to the six New England states as follows:

State	Number of Elected Directorships
Connecticut	2
Maine	1
Massachusetts	4
New Hampshire	1
Rhode Island	1
Vermont	1
Total	10

Because members in Rhode Island collectively were required to hold more shares than members in Connecticut as of December 31, 2005, a directorship was transferred from Connecticut to Rhode Island. Therefore, for 2007, the Finance Board allocated the 10 elected directorships to the six New England states as follows:

State	Number of Elected Directorships
Connecticut	1
Maine	1
Massachusetts	4
New Hampshire	1
Rhode Island	2
Vermont	1
Total	10

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

The Finance Board designated four elective directorships for the 2006 director election, including two elective directorships for Massachusetts and one elective directorship for Connecticut and Maine. The elections were held in the fourth quarter of fiscal year 2006 and are discussed in greater detail in Item 4 - Submission of Matters to a Vote of Security Holders. Following the results of the 2006 director election, a 12-member board of directors governs the Bank (10 elected directors and two appointed directors).

On March 19, 2007, the Finance Board approved a new elective directorship on the Bank's board of directors representing Connecticut with a three-year term beginning on January 1, 2007.  It is anticipated that the Bank's board of directors will make an appointment to the seat at its April 2007 meeting.

The board also has eight appointed director positions, two of which are currently filled and six of which are vacant. The Finance Board has not named any new appointive directors since 2004 and recently extended by one year the terms of the two appointive directors whose terms were due to expire on December 31, 2006. An appointed director may not serve as an officer of any Federal Home Loan Bank or as a director or officer of any member of the Bank. Appointed directors may not hold any financial interest in a member of the Bank. The Finance Board has adopted an interim final rule on appointive directorships that would require FHLBanks to submit applications for two candidates for each of the four currently vacant appointive directorships by March 31, 2007.

There are no family relationships between any current director (or any of the nominees from the most recent election), or any executive officer, or proposed executive officer. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f).

Directors Elected by Members

The 10 directors currently serving on the board, who were elected by the Bank’s members or were appointed by the board of directors to fill a vacancy among elected directorships, provided the information set forth below regarding their principal occupation, business experience, and other matters. All directors of the Bank serve a three-year term, ending on the last day of the third calendar year (including the first full or partial year of service) following the effective date of his or her election or appointment as a director. None of the Bank’s directors serve as executive officers of the Bank. We also have directors that are appointed by the Finance Board, whose names and similar information are provided below in the Directors Appointed by the Finance Board section. The requirements for nomination, election, and appointment (as well as disclosure of the committees of the board of directors and our corporate governance principles) are discussed further below.

Stephen F. Christy, age 57, president and chief executive officer of Mascoma Savings Bank, FSB located in Lebanon, New Hampshire. Mr. Christy has served as a director since January 1, 2002, and his current term as a director expires on December 31, 2007. Mr. Christy has been president and chief executive officer of Mascoma Savings Bank, FSB for the past 17 years.

Steven A. Closson, age 57, president and chief executive officer of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson has served as a director since January 1, 2004, and his current term as a director expires on December 31, 2009. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987. He was promoted to president and chief executive officer and elected to the board of directors in 1991.

Arthur R. Connelly, age 62, chairman and chief executive officer of South Shore Savings Bank, located in South Weymouth, Massachusetts. Mr. Connelly has served as a director since January 1, 1997, and his current term as a director expires on December 31, 2009. Mr. Connelly became chairman and chief executive officer of South Shore Savings Bank at its creation in 1997. He also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, a member of the Bank; as first vice chairman of America’s Community Bankers; and as chairman of the Government Affairs Steering Committee of America’s Community Bankers.

Peter F. Crosby, age 56, president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, located in St. Johnsbury, Vermont. Mr. Crosby joined Passumpsic in 1973. He has served as a director of the Bank since January 1, 2005, and his term as a director expires on December 31, 2007.

John H. Ellis, age 67, director of BankNewport, located in Newport, Rhode Island. Mr. Ellis previously served as president and chief executive officer of Bank of Newport. Mr. Ellis was first named president and chief executive officer of Bank of Newport in 1999, and retired in 2003 after 42 years in banking. Mr. Ellis previously served as a director of the Bank from January 1, 1998, until December 31, 2005. On February 16, 2007, Mr. Ellis was appointed to the board and his current term expires on December 31, 2008.

Mark E. Macomber, age 60, president and chief executive officer of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, ex-officio director of Northwest Community Bank located in Winsted, Connecticut; and as president and chief executive officer of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp and Northwest Community Bank. Mr. Macomber became president and chief executive officer of Litchfield Bancorp in March 1994. In addition, Mr. Macomber serves as chairman of America’s Community Bankers. Mr. Macomber has served as a director since April 16, 2004, and his current term as a director expires on December 31, 2009.

Kevin M. McCarthy, age 59, president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island. Mr. McCarthy became president and chief executive officer of Newport Federal Savings Bank in June 1993 and has served as a director of Newport Bancorp since its formation in 2006. Mr. McCarthy has served as a director since January 1, 2004, and his term as a director expires on December 31, 2008.

Jan A. Miller, age 56, president, chief executive officer and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts. Mr. Miller became president and chief executive officer of Wainwright Bank & Trust Company in 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller has served as a director since January 1, 2004, and his term as a director expires on December 31, 2009. Mr. Miller is the immediate past chairman of the Massachusetts Bankers Association.

William P. Morrissey, age 79, executive vice president and chief operating officer of Central Co-operative Bank, headquartered in Somerville, Massachusetts. He has held various positions with Central Co-operative Bank since 1992. Prior to 1992, he served as executive vice president for corporate affairs at Boston Five Cents Savings Bank and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Morrissey had served as a director from October 19, 1990 through December 31, 1996, and again was elected as director on January 1, 1999, and again on January 1, 2005. He served as chair of the board from 2001 to 2003. His current term as a director expires on December 31, 2007. He is a member of the Government Affairs Committee of the American Bankers Association. He is also a member of the Federal Liaison Committee of the Massachusetts Bankers Association.

Robert F. Verdonck, age 61, president and chief executive officer of East Boston Savings Bank, located in Peabody, Massachusetts. He also serves as president and chief executive officer of Meridian Financial Services, Inc., holding company for East Boston Savings Bank. He has held various positions at East Boston Savings Bank for the past 23 years. Mr. Verdonck serves as a director of The Savings Bank Life Insurance Company of Massachusetts, which is a member of the Bank, as well as Hampshire First Bank. He has served as a director of the Bank since January 1, 1998, and his term as a director will expire on December 31, 2008. Mr. Verdonck has served as chair of the board in 2004, 2005, and 2006, and has been elected to serve as chair of the board through 2007.

Directors Appointed by the Finance Board

Directors appointed by the Finance Board provided the following information about their principal occupation, business experience, and other matters.

Joyce H. Errecart, age 56, Representative to the Vermont House of Representatives, located in Montpelier, Vermont. Rep. Errecart has served as a director since January 23, 2004, and her term as a director expires on December 31, 2007. Rep. Errecart was elected to the Vermont House in 2002. Prior to holding public office, Rep. Errecart served as Vermont’s Commissioner of Taxes and practiced law in Burlington, Vermont. Rep. Errecart has been elected to serve as vice chair of the board through 2007.

James L. Taft, Jr., age 76, attorney and partner with the firm of Taft & McSally LLP, located in Cranston, Rhode Island. Mr. Taft has served as a director since January 23, 2004, and his term as a director expires on December 31, 2007. Mr. Taft engaged in general legal practice as proprietor of Taft & McSally law firm from 1955 to December 2000, and since then has continued that practice as a partner of Taft & McSally LLP.

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “Audit Committee” definition under Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Stephen F. Christy, Joyce H. Errecart, Peter F. Crosby, John H. Ellis, Kevin M. McCarthy, and Robert F. Verdonck, ex officio. The board has determined that Directors Stephen F. Christy, Peter F. Crosby, John H. Ellis, Kevin M. McCarthy and Robert F. Verdonck are “audit committee financial experts” within the meaning of the SEC rules. Directors Stephen F. Christy, Peter F. Crosby, John H. Ellis, Kevin M. McCarthy and Robert F. Verdonck are not auditors or accountants for the Bank, do not perform fieldwork, and are not employees of the Bank. In accordance with the SEC’s safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an “expert” for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13—Certain Relationships and Related Transactions, and Director Independence for additional information.

Directors’ Compensation

The Bank pays members of the board of directors fees for each board and committee meeting that they attend subject to an annual maximum amount for each director. The Finance Board establishes the maximum annual compensation amounts for the directors of all FHLBanks on an annual basis based on the percentage increase in the Consumer Price Index for all urban consumers (CPI-U) during the year. The amounts paid to the members of the board of directors for attendance at board and committee meetings during 2006 and 2005, along with the annual maximum compensation amounts for those years, are detailed in the following table:

Director Fees

	2006	2005
Fee per board meeting
Chair of the board	$3,500	$3,400
Vice chair of the board	2,750	2,600
All other board members	2,000	1,900
Fee per committee meeting	750	750
Fee per telephonic conference call	500	500
Annual maximum compensation amounts
Chair of the board	29,357	28,364
Vice chair of the board	23,486	22,692
All other board members	17,614	17,019

Report of the Audit Committee

The Audit Committee of the board of directors of the Bank for 2006 was comprised of six directors, one who represented the public sector and five who represent industry members. The members of the Audit Committee at yearend 2006 were Stephen F. Christy, Joyce H. Errecart, Peter F. Crosby, R. David Rosato, Kevin M. McCarthy, and Robert F. Verdonck, ex officio.

The 2007 Audit Committee is comprised of six directors, one of whom represents the public sector and five who represent industry members. Both the 2006 and 2007 Audit Committee members are independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The members of the 2007 Audit Committee are Stephen F. Christy, Joyce H. Errecart, Peter F. Crosby, John H. Ellis, Kevin M. McCarthy, and Robert F. Verdonck, ex officio.

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

•       Based on the auditor’s experience, and their knowledge of the Bank, do the Bank’s financial statements present fairly, with clarity and completeness, the Bank’s financial position and performance for the reporting period in accordance with GAAP, and SEC disclosure requirements?

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

In performing all of these functions, the Audit Committee acts in an oversight role. It relies on the work and assurances of the Bank’s management, which has primary responsibility for the financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Bank’s annual financial statements to GAAP.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Bank’s annual report on Form 10-K for the year ended December 31, 2006, for filing with the SEC.

Compensation Committee Interlocks and Insider Participation

None

Executive Officers

The following table sets forth the names, titles, and ages of the executive officers of the Bank:

Name	Title	Age
Michael A. Jessee	President and Chief Executive Officer	60
M. Susan Elliott	Executive Vice President, Member Services	52
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	45
William L. Oakley	Executive Vice President, Chief Administrative Officer, and Chief Information Officer	57
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	58
Earl W. Baucom	Senior Vice President and Chief Accounting Officer	60
George H. Collins	Senior Vice President and Chief Risk Officer	47
William P. Hamilton	Senior Vice President, Director of Public Affairs	51
Ellen M. McLaughlin	Senior Vice President, General Counsel, and Corporate Secretary	55

Michael A. Jessee has been president and chief executive officer of the Bank since May 1989. Before that, he served 12 years with the FHLBank of San Francisco as executive vice president and chief operating officer; executive vice president, economics and corporate policy; senior vice president and chief economist; and assistant vice president and director of research. Mr. Jessee also worked as an economist with the Federal Reserve Bank of New York and in corporate planning and correspondent banking with the Bank of Virginia. He currently serves as chairman, board of trustees, State Street Navigator Securities Lending Trust; trustee, Randolph-Macon College; and director, Pentegra Defined Benefit Plan for Financial Institutions. He holds a Ph.D., M.A., and M.B.A. from the Wharton School at the University of Pennsylvania, and a B.A. from Randolph-Macon College.

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

William L. Oakley has served as executive vice president, chief administrative officer, and chief information officer of the Bank since November 1, 2006, and was hired as senior vice president and chief information officer in May 2004. Mr. Oakley came to the Bank from John Hancock Financial Services, Inc., where he served as vice president and chief technology officer from November 1996 to April 2004. Prior to his employment with John Hancock, he served as vice president, treasurer, and founding manager of American Business Insurors Corporation; vice president of technology services at United States Fidelity & Guaranty Company; senior vice president with Fidelity Investments; and vice president at American Fletcher National Bank. Mr. Oakley received his B.S. in computer technology from Purdue University.

Janelle K. Authur has served as senior vice president and executive director of human resources since November 1, 2006, and was hired as first vice president and executive director of human resources in September 2005. Prior to employment at the Bank, Ms. Authur served as a consultant and principal of The Ledgefield Group, LLC, and was director of labor and employee relations for the University of Massachusetts Medical School from April 2000 to April 2004. Ms. Authur also served as human resources manager and director of human resources for The Blade Newspaper. Ms. Authur holds a B. S. in education from the University of Texas at Austin. She has been certified as a Professional in Human Resources (PHR) since 1996.

Earl W. Baucom has served as senior vice president and chief accounting officer since November 1, 2006, and was hired as first vice president and chief accounting officer in October 2005. Prior to joining the Bank, he worked for six years as senior vice president and controller for John Hancock Financial Services, Inc. Prior to John Hancock, he served as senior vice president and chief financial officer of Franklin Life Insurance Company; senior vice president and chief financial officer of National Liberty Corporation; and senior manager with Ernst & Young. Mr. Baucom is a certified public accountant and earned a B.S. in Accounting from the University of North Carolina-Charlotte.

George H. Collins has served as senior vice president and chief risk officer since November 1, 2006. He previously served as first vice president, director of market risk management from 2005 to 2006. Mr. Collins joined the Bank in July 2000 as vice president and assistant treasurer. He holds a B.S. in applied mathematics and economics from the State University of New York at Stony Brook.

William P. Hamilton has been senior vice president and director of public affairs of the Bank since June 2000. Prior to his employment with the Bank, he served for seven years as vice president and director of external affairs for the FHLBank of Seattle. Mr. Hamilton holds a J.D. from George Washington University’s National Law Center and a B.A. from Washington State University. He is also a member of the Washington State Bar Association.

Ellen M. McLaughlin has been senior vice president, general counsel and corporate secretary of the Bank since August 2004. She previously served as vice president, associate general counsel from 2000 to July 2004. Ms. McLaughlin joined the Bank in 1990. She earned a J.D. from Suffolk University Law School and an L.L.M. from Boston University School of Law. She is a member of the Massachusetts Bar Association.

Employment Arrangements

The Bank has no employment arrangements with any executive officer or director.

Code of Ethics and Business Conduct

The Bank has adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate the Bank and conduct our daily business with our customers, vendors, shareholders and with our fellow employees. The Code of Ethics and Business Conduct applies to all of the directors and employees of the Bank, including the chief executive officer, chief financial officer, and chief accounting officer of the Bank and to all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Bank’s financial books and records and the preparation of its financial statements. The Code of Ethics and Business Conduct can be found on our web site (www.fhlbboston.com). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our web site. The information contained within or connected to our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Pursuant to a charter approved by the Bank’s board of directors, the Personnel Committee of the Board (the Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support the Bank’s business objectives. The Committee sets the compensation philosophy for the Bank, including that of the Named Executive Officers. The Committee also reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans and including plans in which the Named Executive Officers participate.

Objectives of the Bank’s Compensation Program and What it is Designed to Reward

The Bank is committed to attracting, retaining, motivating, and rewarding executive officers, including the Named Executive Officers, who make significant contributions to the success of the business of the Bank.

In December 2004, the Committee reviewed and the board of directors approved the Executive Officer Compensation Philosophy that emphasizes performance-based compensation and variable pay plans in order to focus compensation decisions on the executive’s achievement of results and encourage strong financial and operational performance of the Bank. This executive compensation program is structured to support the strategic goals and objectives of the Bank and includes three guiding principles:

•       Provide a competitive total compensation package that enables the Bank to attract and retain key executive talent;

•       Align all pay, benefit, and retirement programs with the Bank’s annual and long-term business strategies and objectives; and

•       Provide variable compensation opportunities that are directly linked to the Bank’s performance and objectives.

The Bank aims to attract, reward, and retain highly-skilled staff, including the Named Executive Officers, with capabilities that will enable the Bank to succeed in the marketplace. Due to its GSE charter to operate as a wholesale funding institution in New England, the Bank has no direct peers that are competitors from a business perspective. Nonetheless, the Bank regularly competes with wholesale funding operations of large commercial and investment banks to provide direct secured funding to its members, and also with Fannie Mae and Freddie Mac to purchase mortgage loans from its members and to source funding through the U.S. agency debt markets.

The labor market in which the Bank competes for Named Executive Officers is far broader in scope than only the FHLBank System or GSEs. In fact, the Bank competes directly with financial institutions in the private sector to attract and retain the most qualified executive officers and has traditionally secured its senior management from large local financial institutions. Many of the sizeable local banks in the northeastern U.S. have vanished and the local financial services market is now dominated by high-paying asset management firms that may be labor market competitors even though they are not business competitors. The Bank recognizes that it must therefore be positioned to offer a nationally competitive compensation package to Named Executive Officers to ensure that it can acquire and retain talent who have the specialized skills needed to maintain profitable growth while managing the complex risks of a wholesale lending and mortgage purchase operation. When setting compensation levels, the Bank is also cognizant of the high cost of living in the Boston area.

Elements of the Bank’s Compensation Plan and Why We Chose Each

As is historically the case, in 2006, the Bank delivered total compensation to Named Executive Officers through a package that consists of base salary, awards under annual cash incentive plans, qualified and non qualified retirement plans, and various other health and welfare benefits. Due to its unique cooperative structure, the Bank cannot offer equity-based compensation programs, so it has used higher base salaries, an annual cash award, and strong retirement benefits to keep its compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer though equity-based compensation programs.

The Committee did not set specific, predetermined targets for the allocation of compensation between base salary, incentives, and benefits elements in 2006. In general, base salaries for each of the Named Executive Officers were set so that their total cash compensation, that is, base salary plus short-term incentives, would be comparable to the median total compensation of the Named Executive Officer’s peers at other Federal Home Loan Banks. The Committee also considered individual performance, tenure, experience, scope, and complexity of the Named Executive Officer’s position in setting compensation levels.

Base Salary

Base salary is the core component of the compensation program. Base salary adjustments for all Named Executive Officers are considered at least annually as part of the yearend annual performance review process and more often if considered necessary by the Committee during the year, such as in recognition of a promotion or to ensure internal equity.

In late 2004, all 12 of the FHLBanks and the Office of Finance jointly retained McLagan Partners, a management consulting firm that specializes in the financial services industry, to conduct a comprehensive, national compensation survey of critical FHLBank positions. The positions held by the Named Executive Officers were matched to survey jobs based on scope and similarity of positions, experience, and complexity of managing. In December 2005, the Committee reviewed total compensation data from this survey as well as from the annual FHLBank System survey of key positions in determining and recommending 2006 base salaries for the Named Executive Officers.

Executive Incentive Program (EIP)

The EIP is an annual cash incentive plan designed to promote achievement of the Bank’s financial plan and strategic objectives by aligning annual cash incentive opportunities for the Bank’s corporate officers, including the Named Executive Officers, with the Bank’s short-term financial performance and strategic direction. The level of awards made under the EIP is intended to provide, when considered together with the Named Executive Officer’s base salary, a total annual compensation amount for the Named Executive Officers that is competitive with other financial institutions, including other FHLBanks, in the employment markets in which the Bank competes. Awards under the EIP are also designed to facilitate retention and commitment of key executives.

The EIP is subject to annual review and approval by the board of directors, including determination of its plan design, specific goals and weighting of each, participation, administration, and payout opportunities. Annual financial and nonfinancial goals are derived from the Bank’s strategic business plan and are weighted by tier based on desired business outcomes and the Named Executive Officer’s ability to impact the achievement of the goal. Goals may be modified during the plan year with the approval of the Committee and board of directors. For instance, the Committee has the full power to make adjustments to the goals during or at the end of the calendar year covered by the EIP for extraordinary circumstances such as, among other things, changes in business strategy, impact of severe economic fluctuations, or regulatory changes. The Committee did not exercise this discretion with respect to the 2006 goals.

The goal achievement levels are generally set to ensure that the relative difficulty of achieving the target (that is, middle achievement level) is consistent from year to year. Specific threshold, target and excess goal achievement levels are developed during the annual strategic planning and forecasting process. During this process, management assesses the external and internal outlook for the upcoming year, including scenario analysis of environmental factors, member needs and expectations, advances growth trends, return on equity, income forecasts, and operating expenses. Management also identifies operational initiatives that are key in the Bank’s growth, profitability, risk management, and in member service, trust and confidence. Target growth and financial performance levels reflect an underlying assumption that management executes the Bank’s business plan as approved by the board, and are assumed to be dependent on management’s decisions and actions relative to the business plan. All goals and achievement levels are subject to the review and approval of the board. In 2006, the EIP included annualized goals for profitability, business growth, regulatory examination results, operational initiatives that support the Bank’s annual strategic goals as well as a discretionary component that recognizes the participant’s leadership, work ethic, attitude, or other such similar intangible attributes that contribute to the Bank’s success. The weight of each goal varies by goal and by the Named Executive Officer’s employment tier, with each goal representing 10 to 30 percent of the total payout potential.

Within the 2006 EIP, the profitability goal is based on a non-GAAP measure of profitability. The profitability metric is the spread by which the Bank’s pre-assessment (that is, pre-REFCorp and pre-AHP) return on average equity (ROE) (adjusted for net prepayment fees) exceeds the daily average of the bond-equivalent yield of three-month LIBOR. The difference between “ROE” and “ROE Adjusted for Net Prepayment Fees” is that the latter defers the net effect of prepayment fee income from advances or investments and associated debt retirement and hedge unwind expenses over the expected remaining lives of the assets that were prepaid.

For 2006, potential cash payouts in the EIP were expressed as a percentage of yearend 2006 base compensation of the Named Executive Officers, as follows:

Name	Tier	Threshold	Target	Excess
Michael A. Jessee	President	25.00%	35.00%	50.00%
Frank Nitkiewicz	I	18.75%	25.00%	37.50%
M. Susan Elliott	I	18.75%	25.00%	37.50%
William L. Oakley	I	18.75%	25.00%	37.50%
Earl W. Baucom(1)	II	15.00%	20.00%	30.00%

(1)          In 2006, Mr. Nitkiewicz, Ms. Elliot, and Mr. Oakley were Tier I participants as executive and senior vice presidents of the Bank. Mr. Baucom was a Tier II participant as a first vice president. With Mr. Baucom’s promotion to senior vice president in November 2006, the board of directors approved his participation in Tier I for the 2007 plan year.

The final award amount is approved by the Committee and board of directors after the end of the plan year, based on evaluation of the Named Executive Officer’s achievement of the stated goals. As part of this process, the Bank’s internal auditor confirms final financial results and reviews supporting documentation for the nonfinancial, operational initiatives. The Committee may, from time to time, award an additional payout beyond the maximum potential payout amount to individual participants, including the Named Executive Officers, in recognition of their significant achievements and leadership during the plan year. In 2006, the Committee exercised this discretion and awarded Mr. Jessee a bonus amount in addition to the award he received in recognition of achievement of stated goals. The Committee believed this additional amount to be appropriate in light of Mr. Jessee’s integral role in the Bank’s strong performance in 2006.

Under the 2006 EIP, participants were entitled to payment of an award only if employed by the Bank in February 2007 when the award was paid, unless otherwise determined by the chief executive officer, with the concurrence of the Committee, at their sole discretion.

Retirement and Deferred Compensation Plans

The Bank offers participation in qualified and nonqualified retirement plans to the Named Executive Officers as key elements of its total rewards package. The benefits received under these plans are intended to enhance the competitiveness of the Bank’s total compensation and benefits relative to the market by complementing the Named Executive Officers’ base salary and annual cash incentive awards. The Bank maintains four retirement plans in which the Named Executive Officer’s participate. A description of the plans follows.

Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan) to provide retirement benefits for all eligible Bank employees. The plan is a funded, tax-qualified, noncontributory plan. All of the Named Executive Officers are participants in the Pentegra Defined Benefit Plan and are vested in their benefits pursuant to the plan’s provisions. Benefits under the Pentegra Defined Benefit Plan are based on the participant’s years of service and earnings, defined as base salary, subject to the applicable Internal Revenue Code (IRC) limits on annual earnings ($220,000 for 2006).

The Bank also maintains a Pension Benefit Equalization Plan (Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan. Participation in the Pension BEP is approved by the Committee and board of directors and includes the Named Executive Officers. All benefits payable under the Pension BEP are paid solely out of the general assets of the Bank, or from a “rabbi trust” subject to the claims of the creditors of the Bank in the event of the Bank’s insolvency. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Defined Contribution Plans

All Bank employees are eligible to participate in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra Defined Contribution Plan), a 401(k) thrift plan, under which the Bank matches employee contributions. As of the date of the Form 10-K, all of the Named Executive Officers participate in the Pentegra Defined Contribution Plan.

The Bank also maintains a Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the Named Executive Officers and other senior officers of the Bank. The Committee and the board of directors approve participation in the Thrift BEP. All of the Named Executive Officers are current participants. All benefits payable under the Thrift BEP are paid solely from the general assets of the Bank.

The Thrift BEP was established to provide participants an opportunity to defer taxation on income and to makeup for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Committee believes that this Thrift BEP, together with the Pension BEP, provide additional retirement benefits that are necessary for the Bank’s total compensation package to remain competitive.

Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

Perquisites

Taxable fringe benefits and perquisites for the Named Executive Officers may include the value of financial planning services, supplemental life insurance (all but Mr. Baucom), automobile and airline memberships, employee use of Bank automobiles, spouse travel during Bank business, and parking. Mr. Jessee is also eligible for medical expenses reimbursement, club memberships, and the personal use of a Bank automobile. The Committee believes that the perquisites offered to the Named Executive Officers are reasonable and are necessary for the Bank’s total compensation package to remain competitive.

How the Bank Determines the Amount for Each Element

In the case of the chief executive officer, the Committee sets annual goals and objectives. At the end of the year, the chief executive officer provides the Committee with a self-assessment of his corporate and individual achievements. Based on the Committee’s evaluation of his performance and review of competitive market data, the Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other Named Executive Officers, the chief executive officer reviews the individual’s performance and submits recommendations to the Committee regarding appropriate compensation. The Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate.

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, the Bank’s employees, including the Named Executive Officers as of December 31, 2006, are “at will” employees. Each may resign his or her employment at any time and the Bank may terminate his or her employment at any time for any reason or no reason, with or without cause and with or without notice.

Under the Bank’s Severance Policy, as revised and approved by the board of directors in February, 1997, all regular full and part-time Bank employees who work at least 1,000 hours per year whose employment is terminated involuntarily, or by mutual agreement for reasons other than “cause,” are provided with severance packages reflecting their status in the organization and tenure with the Bank. In consideration of this benefit, individuals agree to execute a general release of the Bank. In addition and at its sole discretion, the Bank may provide outplacement, extended benefits, counseling, and/or such other services as may assist in ensuring a smooth career transition. Any of these variations would require the approval of the chief executive officer.

Mr. Jessee is currently eligible for a maximum of 12 months of base pay. Based on their status as executive officers of the Bank, Mr. Nitkiewicz, Ms. Elliott, Mr. Oakley and Mr. Baucom are eligible for a minimum of six months and a maximum of 12 months, depending on tenure. All severance packages for executive officers must have the approval of the chief executive officer and the Committee.

Compensation Committee Report

The Committee serves as the Bank’s Compensation Committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the Bank’s annual report on the Form 10-K for the fiscal year ending December 31, 2006.

Personnel Committee
Jan A. Miller, Chairman
Peter F. Crosby
Mark E. Macomber
William P. Morrissey
Robert F. Verdonck (ex-officio)

Executive Compensation

The following table sets forth all compensation received from the Bank for the year ended December 31, 2006, by the Bank’s Named Executive Officers.

Summary Compensation Table for Fiscal Year 2006

Name and Principal Position	Year	Salary(1)	Bonus	Non-equity incentive plan compensation(2)	Change in pension value and nonqualified deferred compensation earnings(3)	All Other Compensation(4)	Total
Michael A. Jessee	2006	$569,250	$38,045	$261,955	$539,000	$98,043	$1,506,293
President and
Chief Executive Officer
Frank Nitkiewicz	2006	250,000	—	83,000	57,000	22,610	412,610
Executive Vice President and
Chief Financial Officer
M. Susan Elliott	2006	229,667	—	77,024	91,000	25,588	423,279
Executive Vice President
Member Services
William L. Oakley	2006	224,900	—	74,667	54,000	15,026	368,593
Executive Vice President, Chief
Administrative Officer
and Chief Information Officer
Earl W. Baucom	2006	213,333	—	54,341	6,000	6,642	280,316
Senior Vice President and
Chief Accounting Officer

(1)             Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer receipt of salary into a defined contribution plan or the Thrift BEP.

(2)             Represents amounts paid under the Bank’s Executive Incentive Plan during 2007 in respect of service performed in 2006. Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer receipt of compensation into the Thrift BEP.

(3)             The amounts shown reflect the actuarial increase in the present value of the Named Executive Officer’s benefits under all pension plans established by the Bank determined using interest rate and mortality rate assumptions consistent with those used in the Bank’s financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested.

No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan offered by the Bank.

(4)             See All Other Compensation Table below for amounts, which include Bank match on employee contributions to the Thrift BEP and 401(k) plans, insurance premiums paid by the Bank with respect to term-life insurance, perquisites and the Bank match on voided deferrals.

Other Compensation Table

Name	Year	Contributions to defined contribution plans(1)(3)	Insurance Premiums	Perquisites(2)	Bank Match on Voided Deferrals(4)	Total
Michael A. Jessee	2006	$38,634	$6,510	$39,279	$13,620	$98,043
Frank Nitkiewicz	2006	16,382	1,645	—	4,583	22,610
M. Susan Elliott	2006	18,183	3,049	—	4,356	25,588
William L. Oakley	2006	7,378	5,460	—	2,188	15,026
Earl W. Baucom	2006	6,492	—	—	150	6,642

(1)          Amounts include Bank contributions to the 401(k) plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

All Bank employees are eligible to participate in the Pentegra Defined Contribution Plan, a 401(k) thrift plan. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. The Bank makes contributions based on the amount the employee contributes, up to first three percent of plan salary, multiplied by the following factors:

•       100 percent during the second and third years of employment

•       150 percent during the fourth and fifth years of employment

•       200 percent upon completion of five or more years of employment.

Participant deferrals are limited on an annual basis by IRC rules. For 2006, the maximum elective deferral amount was $15,000 (or $20,000 per year for participants who attain age 50 in 2006), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $13,200 (three percent multiplied by two multiplied by the $220,000 compensation limit). As of the date of the Form 10-K, all of the Named Executive Officers participate in the Pentegra Defined Contribution Plan.

A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(2)          Amount for Mr. Jessee includes the following perquisites: financial planning services, personal use of Bank-provided vehicles, club membership dues, medical expense reimbursements, and spousal travel expenses.

(3)          In early 2006, the Bank was advised by outside legal counsel that participant elective deferrals of 2005 performance-based incentive compensation to the Thrift BEP, otherwise payable in February 2006, were ineffective, because elections were not made within the time required by IRC Section 409A. Accordingly, the Bank voided the deferral elections and returned the incentive compensation which was subject to the untimely deferral election to participants in late June 2006. The Bank also credited the participant’s Thrift BEP accounts with amounts intended to make up for investment losses incurred on the voided deferrals during the second quarter of 2006. These losses are reflected in the contributions to defined contribution plans column above.

(4)          Amount consists of the matching contributions noted in footnote (3) above that would otherwise have been accrued with respect to the untimely deferral elections were paid to executives as current income in late June 2006.

The following table shows the potential payouts for the Bank’s non-equity incentive plan awards for the fiscal year ended December 31, 2006, for the Bank’s Named Executive Officers.

Grants of Plan Based Awards for Fiscal Year 2006

	Estimated possible payouts under non-equity incentive plan awards(1)
Name	Threshold	Target	Excess
Michael A. Jessee	$142,313	$199,238	$284,625
Frank Nitkiewicz	46,875	62,500	93,750
M. Susan Elliott	43,500	58,000	87,000
William L. Oakley	42,169	56,225	84,338
Earl W. Baucom	32,250	43,000	64,500

(1)          Amounts represent potential awards under the 2006 Executive Incentive Compensation Plan; actual amounts awarded are reflected in the Summary Compensation Table above. See the description of the EIP in the Compensation Discussion and Analysis for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2006, for the Bank’s Named Executive Officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2006
Michael A. Jessee	Pentegra Defined Benefit Plan	29.33	(3)	$1,102,000	$—
	Pension BEP	29.92	(4)	3,871,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	14.83		174,000	—
	Pension BEP	15.83		208,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	24.08		490,000	—
	Pension BEP	25.08		471,000	—
William L. Oakley	Pentegra Defined Benefit Plan	1.58		47,000	—
	Pension BEP	2.58		69,000	—
Earl W. Baucom	Pentegra Defined Benefit Plan	0.17		6,000	—
	Pension BEP(5)	—		—	—

(1)          Equals number of years of credited service as of December 31, 2006.

(2)          Includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested.

See Note 15—Employee Retirement Plans to the Financial Statements for a description of valuation methods and assumptions.

(3)          Number of years of credited service for the Pentegra Defined Benefit Plan includes 11.83 years of service at the FHLBank of San Francisco.

(4)          Number of years of credited service for the Pension BEP includes 12.42 years of service at the FHLBank of San Francisco.

(5)          Mr. Baucom became a participant in the Pension BEP on January 1, 2007, at which time his credited years of service amounted to 1.17 years, reflecting his full tenure at the Bank.

The Bank participates in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the Named Executive Officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of the Bank’s waiting period which is one year of service with the Bank. The Pentegra Defined Benefit Plan excludes hourly paid employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment.

The plan provides a benefit calculated as 2.00 percent multiplied by the participant’s years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant’s age when beginning early retirement. If the sum of the participant’s age and vesting service at the time of termination of employment is at least 70, that is, Rule of 70, then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for each year that payments commence before age 65.

In October 2006 the board of directors approved certain revisions to the Pentegra Defined Benefit Plan for those employees hired on or after January 9, 2006, including Named Executive Officers hired on or after that date. Benefits payable to these employees will be computed as one and a half percent of a participant’s highest five-year average earnings, multiplied by the participant’s years of benefit service. Further, retirement benefits for those participants hired on or after January 9, 2006, who retire prior to age 65 and whose age and vesting service do not total at least 70 at termination of employment will be calculated based on actuarial equivalency instead of the three percent per year early retirement reduction factor for those employees hired prior to January 9, 2006. None of the Named Executive Officers are impacted by these revisions.

The amount of pension payable from the Pension BEP to a Named Executive Officer is the amount that would be payable to the executive under the Pentegra Defined Benefit Plan:

•       Without regard to the limits on benefit levels imposed by the IRC (including the limit on annual compensation discussed above), and,

•       With inclusion in the definition of base salary, any amounts deferred by a participant under the Thrift BEP in the year deferred, and any incentive compensation in the year paid, and,

•       With recognition of the participant’s full tenure with the Bank from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, and,

•       An increased benefit accrual rate for participants who are designated by the board as Executive Officers. All of the Named Executive Officers are designated as Executive Officers. The accrual rate is 2.375 percent applied to the participant’s highest three-year average base salary, as defined in the plan, and total benefit service, and,

•       Reduced by the participant’s actual accrued benefit from the Pentegra Defined Benefit Plan. As in the Pentegra Defined Benefit Plan, benefits from the Pension BEP are reduced by an early retirement factor if payments commence before the participant’s normal retirement date, at the rate of three percent per year, or one and a half percent if the participant meets the Rule of 70.

Total benefits payable under both plans, that is, the Pentegra Defined Benefit Plan and the Pension BEP, are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average compensation, as follows: Mr. Jessee, 80 percent as president and Mr. Nitkiewicz, Mr. Oakley, and Ms. Elliott, 70 percent as executive vice presidents. Mr. Baucom became a participant in the Pension BEP on January 1, 2007. As a senior vice president, his total benefits payable will be subject to an overall maximum annual benefit not to exceed 65 percent.

Nonqualified deferred compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2006, for the Bank’s Named Executive Officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Year(1)	Bank Contributions in Year Ended December 31, 2006(2)	Aggregate Earnings in Year Ended December 31, 2006	Aggregate Withdrawals / Distributions	Aggregate Balance at December 31, 2006
Michael A. Jessee	$42,617	$27,249	$109,240	$—	$1,058,028
Frank Nitkiewicz	22,500	10,132	38,532	—	409,478
M. Susan Elliott	10,100	10,203	97,945	—	743,294
William L. Oakley	2,999	1,749	4,544	—	40,535
Earl W. Baucom	6,400	6,492	993	—	15,996

(1)          Amounts are also reported as salary in the Summary Compensation Table above.

(2)          Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above. This amount includes Bank contributions to the Thrift BEP for investment losses incurred on voided deferrals. See footnote (3) of the Other Compensation Table for additional information.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. The Bank matches participant contributions based on the amount the employee contributes, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. The Bank’s match is vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. At the end of each calendar quarter, the plan record keeper, Buck Consultants, allocates fund earnings or losses among plan participants based on the participant’s fund balance, contributions and distributions during the quarter, and the actual fund performance. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 10 years. Participants may withdraw contributions under the plan’s hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

Post Termination Payment

The following table represents the amount that would be payable to the Named Executive Officers as of December 31, 2006 had their employment been terminated, either involuntarily or by mutual agreement, for reasons other than “cause” (for example poor performance, poor attendance, insubordination), on that date. Under the Bank’s severance policy and based on tenure for Mr. Jessee, Mr. Nitkiewicz, and Ms. Elliott, the amount is equal to 12 months’ base salary, based on annual salary in effect as of December 31, 2006, and for Mr. Oakley and Mr. Baucom, the amount is equal to six months’ base salary, based on annual salary in effect on that date.

Name	Cash Severance(1)
Michael A. Jessee	$569,250
Frank Nitkiewicz	250,000
M. Susan Elliott	232,000
William L. Oakley	112,450
Earl W. Baucom	107,500

(1)          The severance policy does not constitute a contractual relationship between the Bank and the Named Executive Officers, and the Bank reserves the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice. All severance payments for the Named Executive Officers must be approved by the president and by the Personnel Committee of the board prior to making any award under the severance policy. Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

Director Compensation

The amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2006 are detailed in the following table:

2006 Director Compensation

Fees earned or paid in cash
Robert F. Verdonck	$29,357
Joyce H. Errecart	23,486
Stephen F. Christy	17,614
Steven A. Closson	17,614
Arthur R. Connelly	17,614
Peter F. Crosby	17,614
Mark E. Macomber	17,614
Kevin M. McCarthy	17,614
Jan A. Miller	17,614
William P. Morrissey	17,614
R. David Rosato(1)	17,614
James L. Taft, Jr.	15,500
Charles F. Frosch(2)	6,250
$233,119

(1)          Mr. Rosato was selected by a majority vote of the board to fill the vacancy created by the resignation of Mr. Frosch. Mr. Rosato’s term as a director commenced on April 20, 2006, and expired on December 31, 2006.

(2)          Mr. Frosch resigned from the board of directors effective April 1, 2006.

Board of director expenses paid by the Bank amounted to $318,000 for the year ended December 31, 2006.

In addition, in 2006, the Bank maintained the Director’ Nonqualified Deferred Compensation Program, a deferred-compensation plan available to all directors that is, in substance, an unfunded supplemental retirement plan under which directors may elect to defer the receipt of meeting fees in accordance with the terms of the plan. Beginning January 1, 2007 the Directors’ Nonqualified Deferred Compensation Program will no longer be utilized and directors may elect to defer the receipt of meeting fees pursuant to the Bank’s Thrift BEP.

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

Member institutions, including affiliated institutions under common control of a single holding company, holding five percent or more of the outstanding capital stock of the Bank as of February 28, 2007, are noted in the following table.

Members Holding Five Percent or More of

Outstanding Capital Stock

(dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A. 111 Westminster Street Providence, RI 02903	$345,618	14.8%
Citizens Bank of Massachusetts* 28 State Street Boston, MA 02109	183,240	7.8
Citizens Bank of Rhode Island* One Citizens Plaza Providence, RI 02903	83,289	3.6
Citizens Bank of New Hampshire* 875 Elm Street Manchester, NH 03101	59,529	2.5
Citizens Bank of Connecticut* 63 Eugene O’Neill Drive New London, CT 06320	26,483	1.1
RBS National Bank* 1000 Lafayette Boulevard Bridgeport, CT 06604	48	0.0

*                    Citizens Bank of Massachusetts, Citizens Bank of Rhode Island, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank are affiliated institutions under the common control of a single holding company, Citizens Financial Group, a subsidiary of The Royal Bank of Scotland. The combined amount of capital stock for these affiliated institutions represents 15.0 percent of total capital stock of the Bank.

Additionally, due to the fact that a majority of the board of directors of the Bank is elected from the membership of the Bank, these elected directors serve as officers or directors of member institutions that own the Bank’s capital stock. The following table provides capital stock outstanding to member institutions whose officers or directors were serving as directors of the Bank as of February 28, 2007 (dollars in thousands):

	Capital	Percent of Total
Member Name and Address	Stock	Capital Stock
Bank of Newport 10 Washington Square Newport, RI 02840	$11,058	0.47%
South Shore Savings Bank 1530 Main Street South Weymouth, Massachusetts 02190	10,669	0.46
Wainwright Bank & Trust Company 63 Franklin Street Boston, Massachusetts 02110	8,458	0.36
Central Cooperative Bank 399 Highland Avenue Somerville, Massachusetts 02144	7,317	0.31
Mascoma Savings Bank, FSB 67 North Park Street Lebanon, New Hampshire 03766	5,766	0.25
Androscoggin Savings Bank 30 Lisbon Street Lewiston, Maine 04240	5,712	0.24
The Savings Bank Life Insurance Company of Massachusetts 1 Linscott Road Woburn, MA 01801	4,785	0.20
Passumpsic Savings Bank 124 Railroad Street St. Johnsbury, Vermont 05819	3,739	0.16
Northwest Community Bank* 86 Main Street Winsted, Connecticut 06098	3,594	0.15
East Boston Savings Bank 67 Prospect Street Peabody, Massachusetts 01960	3,164	0.14
Newport Federal Savings Bank 100 Bellevue Avenue Newport, Rhode Island 02840	2,412	0.10
Litchfield Bancorp*	2,236	0.10
294 West Street Litchfield, Connecticut 06759
Total stock ownership by members whose officers or directors serve as directors of the Bank	$68,910	2.94%

*                    Northwest Community Bank and Litchfield Bancorp are subsidiaries of the same holding company.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Bank is structured as a cooperative association. As such, capital stock ownership in the Bank is a prerequisite to transacting any member business with the Bank, members and certain former members own all or substantially all of the stock of the Bank, the majority of the directors of the Bank are elected by and from the membership, and the Bank conducts its advances and mortgage-loan business almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank, as well as to members who hold five percent or more of our capital stock. Such extensions of credit are effected on market terms that are no more favorable to a member than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, federal funds, and MBS from, and enter into interest-rate-exchange agreements with, members or their affiliates whose officers or directors serve as directors of the Bank, as well as from members or their affiliates who hold five percent or more of our capital stock. All such purchase transactions are effected at the then-current market rate and all MBS are purchased through securities brokers or dealers, also at the then-current market rate.

For the year ended December 31, 2006, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics requires that all directors and executive officers (as well as all other Bank employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee of the Bank may have a financial interest in any member of the Bank that is not transacted in the ordinary course of the member’s business and, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and financial relationships with members involving more than $10,000 or one percent of the member’s issued or outstanding shares. These disclosures are reviewed by the Bank’s Ethics Officer, who is principally responsible for enforcing the Code of Ethics on a day-to day basis. The Ethics Officer is charged with attempting to resolve any apparent conflict involving an employee other than the President of the Bank and, if an apparent conflict has not been resolved within 60 days, to report it to the President of the Bank for resolution. The Ethics Officer is charged with reporting any apparent conflict involving a director or the Bank President to the Governance Committee of the Board for resolution. The Bank’s Ethics Officer presently is Ellen M. McLaughlin, Senior Vice President, General Counsel and Corporate Secretary of the Bank.

Director Independence

General

The board of directors of the Bank is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, SEC rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this report, the Bank has 12 directors, 10 of whom were elected by the Bank’s member institutions and two of whom were appointed by the Finance Board. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, the Bank’s directors are prohibited from personally owning stock or stock options in the Bank. Each of the elected directors, however, is a senior officer of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Board Regulations regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 16, 2007, each of the Bank’s directors was independent under these criteria.

SEC Rule regarding Independence

SEC rules require the Bank’s board of directors to adopt a standard of independence to evaluate its directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee’s financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 16, 2007, Directors Joyce H. Errecart and James L. Taft, Jr. the Bank’s only appointed directors, are independent. Based upon the fact that each elected director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), an elected director could meet the independence standard on a particular day. However, because the amount of business conducted by an elected director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the elected directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time.

The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current elected members of the Bank’s Audit Committee, including Directors Stephen F. Christy, Peter F. Crosby, John H. Ellis, Kevin M. McCarthy and Robert F. Verdonck, is independent under the NYSE standards for audit committee members. The board determined that Director Joyce H. Errecart, an appointed director who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members. The board also determined that Directors Stephen F. Christy, Peter F. Crosby, John H. Ellis, Kevin M. McCarthy and Robert F. Verdonck are “audit committee financial experts” within the meaning of the SEC rules, and further determined that as of March 16, 2007, are not independent under NYSE standards. As stated above, the board determined that each member of the audit committee is independent under the Finance Board’s standards applicable to the Bank’s Audit Committee.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid by us to PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Bank’s financial statements for 2006 and 2005, as well as the fees paid by us to PricewaterhouseCoopers LLP for audit-related services rendered by PricewaterhouseCoopers to us during 2006 and 2005.

Audit Fees

(dollars in thousands)

	December 31,
	2006	2005
Audit fees(1)	$619	$1,073
Audit-related fees(2)	80	23
Tax fees	—	—
All other fees	—	—
Total	$699	$1,096

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

The Audit Committee selects the Bank’s independent registered public accounting firm and preapproves all audit services to be provided by it to the Bank. The Audit Committee also reviews and preapproves all audit-related and nonaudit-related services rendered by the independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)               Financial Statements

The Bank’s consolidated financial statements are set forth under Item 8 of this report on Form 10-K.

b)               Financial Statement Schedules

None

c)                Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston *
3.2	By-laws of the Federal Home Loan Bank of Boston *
4	Capital Plan of the Federal Home Loan Bank of Boston *
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated as of August 1, 1997 *
10.1.1	Deferral Agreement between the Federal Home Loan Bank of Boston and Robert F. Verdonck dated December 12, 2005 ^^
10.1.2	Deferral Agreement between the Federal Home Loan Bank of Boston and Peter F. Crosby dated December 20, 2005 ^^
10.1.3	Non-qualified Deferred Compensation Program for the Directors of the Federal Home Loan Bank of Boston ^^^
10.2	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated as of August 1, 2000 *
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated as of October 12, 2006
10.3	The Federal Home Loan Bank of Boston 2005 Executive Incentive Plan + ^
10.3.1	The Federal Home Loan Bank of Boston 2006 Executive Incentive Plan ** ^
10.3.2	The Federal Home Loan Bank of Boston 2007 Executive Incentive Plan
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston *
10.5	Mortgage Partnership Finance Investment and Services Agreement dated April 20, 2000, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago *
10.5.1	First Amendment to Mortgage Partnership Finance Investment and Services Agreement dated September 7, 2000, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago *
10.5.2	Second Mortgage Partnership Finance Investment and Services Agreement dated May 2000 between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago *
10.5.3	Third Mortgage Partnership Finance Investment and Services Agreement dated March 18, 2003, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago *
10.5.4	Fourth Mortgage Partnership Finance Investment and Services Agreement dated September 21, 2004, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago *
10.5.5

Custody Agreement for Second Charter Reinsurance Company Mortgage Partnership Finance Investment and Services Agreement dated December 31, 2001, between the Federal Home Loan Bank of Boston the Federal Home Loan Bank of Chicago *

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks ++
10.7	The Federal Home Loan Bank of Boston 2007 Director Compensation Policy
10.8	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Michael A. Jessee dated December 28, 2005 +++

10.8.1	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and William L. Oakley dated December 30, 2005 ***
10.8.2	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Frank Nitkiewicz dated December 29, 2005 @
10.8.3	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and Earl W. Baucom dated December 29, 2005
10.8.4	Revised Amended Salary Deferral and Membership Agreement between the Federal Home Loan Bank of Boston and M. Susan Elliott dated December 29, 2005
10.9	Incentive Compensation Deferral Election and Membership Agreement between the Federal Home Loan Bank of Boston and Earl W. Baucom dated June 16, 2006
10.9.1	Incentive Compensation Deferral Election and Membership Agreement between the Federal Home Loan Bank of Boston and M. Susan Elliott dated June 14, 2006
12	Computation of ratios of earnings to fixed charges
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered Exhibit to our Registration Statement on Form 10 filed with the Commission on October 31, 2005.
**	Incorporated by reference to Exhibit 10.3.1 to our Form 10-K filed with the Commission on March 30, 2006.
***	Incorporated by reference to Exhibit 10.5 to our First Quarter 2006 Form 10-Q filed with the Commission on May 12, 2006
+	Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1 to our Registration Statement on Form 10 filed with the Commission on December 22, 2005.
++	Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Commission on June 23, 2006.
+++	Incorporated by reference to Exhibit 10.2 to our First Quarter 2006 Form 10-Q filed with the Commission on May 12, 2006
^	Confidential treatment has been requested as to portions of this exhibit.
^^	Incorporated by reference to the correspondingly numbered Exhibit to our First Quarter 2006 Form 10-Q filed with the Commission on May 12, 2006
^^^	Incorporated by reference to Exhibit 10.1 to our First Quarter 2006 Form 10-Q filed with the Commission on May 12, 2006
@	Incorporated by reference to Exhibit 10.6 to our First Quarter 2006 Form 10-Q filed with the Commission on May 12, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF BOSTON
Date	(Registrant)
March 23, 2007	By:	/s/	MICHAEL A. JESSEE
Michael A. Jessee
President and Chief Executive Officer
March 23, 2007	By:	/s/	FRANK NITKIEWICZ
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
March 23, 2007	By:	/s/	EARL W. BAUCOM
Earl W. Baucom
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2007	By:	/s/	STEPHEN F. CHRISTY
Stephen F. Christy
Director
March 23, 2007	By:	/s/	STEVEN A. CLOSSON
Steven A. Closson
Director
March 23, 2007	By:	/s/	ARTHUR R. CONNELLY
Arthur R. Connelly
Director
March 23, 2007	By:	/s/	PETER F. CROSBY
Peter F. Crosby
Director

March 23, 2007	By:	/s/	JOHN H. ELLIS
John H. Ellis
Director
March 23, 2007	By:	/s/	JOYCE H. ERRECART
Joyce H. Errecart
Director
March 23, 2007	By:	/s/	MARK E. MACOMBER
Mark E. Macomber
Director
March 23, 2007	By:	/s/	KEVIN M. MCCARTHY
Kevin M. McCarthy
Director
March 23, 2007	By:	/s/	JAN A. MILLER
Jan A. Miller
Director
March 23, 2007	By:	/s/	WILLIAM P. MORRISSEY
William P. Morrissey
Director
March 23, 2007	By:	/s/	ROBERT F. VERDONCK
Robert F. Verdonck
Director

PricewaterhouseCoopers LLP
125 High Street
Boston, MA 02110-1707
Telephone (617) 530 5000
Facsimile (617) 530 5001
www.pwc.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and of cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Bank changed its method of accounting for amortization of premiums and discounts on MPF mortgage loans, on January 1, 2005.

/s/ PricewaterhouseCoopers LLP
March 23, 2007

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CONDITION
(dollars and shares in thousands, except par value)

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$8,197	$9,683
Interest-bearing deposits in banks	940,050	2,130,050
Securities purchased under agreements to resell	3,250,000	—
Federal funds sold	2,606,500	4,775,000
Investments:
Trading securities—includes $0 and $193 pledged as collateral in 2006 and 2005 that may be repledged	151,362	216,578
Available-for-sale securities—includes $54,151 and $109,455 pledged as collateral in 2006 and 2005 that may be repledged	988,058	1,016,488
Held-to-maturity securities—includes $0 and $11,429 pledged as collateral in 2006 and 2005 that may be repledged(a)	7,306,191	6,328,672
Advances	37,342,125	38,067,896
Mortgage loans held for portfolio, net of allowance for credit losses of $125 and $1,843 in 2006 and 2005	4,502,182	4,886,494
Accrued interest receivable	213,934	190,056
Premises, software, and equipment, net	6,370	6,103
Derivative assets	128,373	45,447
Other assets	26,439	27,567
Total Assets	$57,469,781	$57,700,034
LIABILITIES
Deposits:
Interest-bearing	$1,119,051	$597,829
Non-interest-bearing	4,958	4,262
Total deposits	1,124,009	602,091
Consolidated obligations, net:
Bonds	35,518,442	29,442,073
Discount notes	17,723,515	24,339,903
Total consolidated obligations, net	53,241,957	53,781,976
Mandatorily redeemable capital stock	12,354	8,296
Accrued interest payable	357,600	276,427
Affordable Housing Program (AHP)	44,971	35,957
Payable to Resolution Funding Corporation (REFCorp)	13,275	13,366
Derivative liabilities	120,561	255,862
Other liabilities	22,540	48,310
Total liabilities	54,937,267	55,022,285
Commitments and contingencies (Note 19)
CAPITAL
Capital stock—Class B—putable ($100 par value), 23,425 shares and 25,311 shares issued and outstanding at December 31, 2006 and 2005	2,342,517	2,531,145
Retained earnings	187,304	135,086
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	3,290	8,504
Net unrealized gain relating to hedging activities	1,884	3,771
Minimum pension liability	—	(757)
Pension and postretirement benefits	(2,481)	—
Total capital	2,532,514	2,677,749
Total Liabilities and Capital	$57,469,781	$57,700,034

(a)            Fair values of held-to-maturity securities were $7,308,008 and $6,350,274 at December 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Advances	$1,990,430	$1,092,681	$596,338
Prepayment fees on advances, net	909	8,876	54,296
Interest-bearing deposits in banks	84,820	64,458	10,654
Securities purchased under agreements to resell	66,307	29,638	8,569
Federal funds sold	160,109	122,927	34,530
Investments:
Trading securities	10,708	13,596	17,667
Available-for-sale securities	45,152	29,374	16,207
Held-to-maturity securities	365,495	274,057	232,515
Prepayment fees on investments	4,232	14,643	9,925
Mortgage loans held for portfolio	237,602	210,956	197,773
Other	9	3	17
Total interest income	2,965,773	1,861,209	1,178,491
INTEREST EXPENSE
Consolidated obligations:
Bonds	1,457,402	1,017,300	843,128
Discount notes	1,177,028	570,307	109,439
Deposits	27,889	17,711	9,338
Mandatorily redeemable capital stock	841	1,809	1,306
Other borrowings	425	475	88
Total interest expense	2,663,585	1,607,602	963,299
NET INTEREST INCOME	302,188	253,607	215,192
(Reduction of) provision for credit losses	(1,704)	502	123
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	303,892	253,105	215,069
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(215)	(13,871)	(40,218)
Service fees	3,116	2,393	2,233
Net unrealized loss on trading securities	(1,626)	(7,625)	(8,394)
Net realized gain from sale of available-for-sale securities	—	—	247
Net realized gain from sale of held-to-maturity securities	—	—	13
Net gain (loss) on derivatives and hedging activities	10,540	(10,843)	(7,054)
Other	(65)	212	(257)
Total other income (loss)	11,750	(29,734)	(53,430)
OTHER EXPENSE
Operating	44,563	42,432	36,807
Finance Board and Office of Finance	3,340	3,141	2,708
Other	1,152	611	130
Total other expense	49,055	46,184	39,645
INCOME BEFORE ASSESSMENTS	266,587	177,187	121,994
AHP	21,848	15,230	10,092
REFCorp	48,948	33,815	22,380
Total assessments	70,796	49,045	32,472
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	195,791	128,142	89,522
Cumulative effect of change in accounting principle (Note 2)	—	7,118	—
NET INCOME	$195,791	$135,260	$89,522

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(dollars and shares in thousands)

	Capital Stock— Putable		Capital Stock Class B—Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
BALANCE, DECEMBER 31, 2003	24,280	$2,427,960	—	$—	$61,769	$(17,684)	$2,472,045
Proceeds from sale of capital stock	529	52,917	4,789	478,852			531,769
Repurchase/redemption of capital stock	(143)	(14,271)	(6,925)	(692,479)			(706,750)
Reclassification of shares to mandatorily redeemable capital stock	(1,093)	(109,283)	(579)	(57,882)			(167,165)
Conversion to Class B shares	(23,573)	(2,357,323)	23,573	2,357,323			—
Comprehensive income:
Net income					89,522		89,522
Other comprehensive income:
Net unrealized gains on available-for-sale securities						16,944	16,944
Less: reclassification adjustment for realized net gains included in net income relating to available-for-sale securities						(247)	(247)
Net unrealized gains relating to hedging activities						368	368
Less: reclassification adjustment for previously deferred hedging gains and losses included in income						(1,868)	(1,868)
Minimum pension liability adjustment						(229)	(229)
Total comprehensive income							104,490
Cash dividends on capital stock (2.75%)					(55,425)		(55,425)
BALANCE, DECEMBER 31, 2004	—	—	20,858	2,085,814	95,866	(2,716)	2,178,964
Proceeds from sale of capital stock	—	—	8,018	801,830			801,830
Repurchase/redemption of capital stock	—	—	(3,561)	(356,091)			(356,091)
Reclassification of shares to mandatorily redeemable capital stock	—	—	(4)	(408)			(408)
Comprehensive income:
Net income					135,260		135,260
Other comprehensive income:
Net unrealized gains on available-for-sale securities						16,076	16,076
Net unrealized gains relating to hedging activities						807	807
Less: reclassification adjustment for previously deferred hedging gains and losses included in income						(2,121)	(2,121)
Minimum pension liability adjustment						(528)	(528)
Total comprehensive income							149,494
Cash dividends on capital stock (4.36%)					(96,040)		(96,040)
BALANCE, DECEMBER 31, 2005	—	—	25,311	2,531,145	135,086	11,518	2,677,749
Proceeds from sale of capital stock	—	—	5,401	540,097			540,097
Repurchase/redemption of capital stock	—	—	(7,218)	(721,797)			(721,797)
Reclassification of shares to mandatorily redeemable capital stock	—	—	(69)	(6,928)			(6,928)
Comprehensive income:
Net income					195,791		195,791
Other comprehensive income:
Net unrealized losses on available-for-sale securities						(5,214)	(5,214)
Reclassification adjustment for previously deferred hedging gains and losses included in income						(1,887)	(1,887)
Minimum pension liability adjustment						104	104
Total comprehensive income							188,794
Adjustment to initially apply SFAS 158						(1,828)	(1,828)
Cash dividends on capital stock (5.51%)					(143,573)		(143,573)
BALANCE, DECEMBER 31, 2006	—	$—	23,425	$2,342,517	$187,304	$2,693	$2,532,514

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$195,791	$135,260	$89,522
Cumulative effect of change in accounting principle	—	(7,118)	—
Income before cumulative effect of change in accounting principle	195,791	128,142	89,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,109	31,446	115,078
(Reduction of) provision for credit losses on mortgage loans	(1,704)	502	123
Change in net fair-value adjustments on derivatives and hedging activities	(13,827)	(7,466)	(28,426)
Other adjustments	226	13,871	40,209
Net change in:
Trading securities	65,216	78,829	103,568
Accrued interest receivable	(23,878)	(49,395)	(2,533)
Other assets	3,233	(994)	2,676
Net derivative accrued interest	(87,578)	11,751	(60,957)
Accrued interest payable	81,173	53,151	(44,829)
Other liabilities	12,475	14,642	2,868
Total adjustments	135,445	146,337	127,777
Net cash provided by operating activities	331,236	274,479	217,299
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits in banks	1,190,000	525,000	(2,555,000)
Securities purchased under agreements to resell	(3,250,000)	1,500,000	(1,000,000)
Federal funds sold	2,168,500	811,800	(3,160,800)
Premises, software, and equipment	(2,118)	(1,400)	(1,997)
Available-for-sale securities:
Proceeds	—	—	142,473
Purchases	—	—	(24,950)
Held-to-maturity securities:
Proceeds	2,460,358	2,608,740	1,910,433
Purchases	(3,440,239)	(2,853,845)	(1,459,159)
Advances to members:
Proceeds	695,115,410	724,533,225	509,135,492
Disbursements	(694,424,672)	(732,635,141)	(513,706,362)
Mortgage loans held for portfolio:
Proceeds	636,639	867,748	976,128
Purchases	(260,773)	(1,752,577)	(473,402)
Net cash provided by (used in) investing activities	193,105	(6,396,450)	(10,217,144)

The accompanying notes are an integral part of these financial statements.

	For the Years Ended December 31,
	2006	2005	2004
FINANCING ACTIVITIES
Net change in deposits	$522,664	$(287,709)	$(54,997)
Net proceeds from issuance of consolidated obligations:
Discount notes	729,038,937	670,612,207	384,763,463
Bonds	17,116,107	11,713,281	9,913,794
Bonds transferred from other FHLBanks	19,872	—	345,942
Payments for maturing and retiring consolidated obligations:
Discount notes	(735,686,223)	(666,419,142)	(370,037,172)
Bonds	(11,179,053)	(9,811,987)	(14,588,871)
Proceeds from issuance of capital stock	540,097	801,830	531,769
Payments for redemption of mandatorily redeemable capital stock	(2,870)	(49,994)	(109,283)
Payments for repurchase/redemption of capital stock	(721,797)	(356,091)	(706,750)
Cash dividends paid	(173,561)	(82,632)	(55,377)
Net cash (used in) provided by financing activities	(525,827)	6,119,763	10,002,518
Net (decrease) increase in cash and cash equivalents	(1,486)	(2,208)	2,673
Cash and cash equivalents at beginning of the year	9,683	11,891	9,218
Cash and cash equivalents at yearend	$8,197	$9,683	$11,891
Supplemental disclosure:
Interest paid	$2,583,601	$1,521,953	$1,269,690
AHP payments	$11,142	$9,584	$7,818
REFCorp assessments paid	$49,038	$25,586	$23,275

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

All members must purchase stock in the Bank as a condition of membership, as well as a condition of engaging in certain business activities with the Bank. Capital stock of former members will remain outstanding as long as business activities with those former members exists. See Note 14 for a complete description of the capital-stock-purchase requirements. As a result of these requirements, the Bank conducts business with related parties on a regular basis. The Bank considers related parties to be those members with capital stock outstanding in excess of 10 percent of the Bank’s total capital stock outstanding. See Note 20 for additional information related to transactions with related parties.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States (U.S.) government, supervises and regulates the FHLBanks and the Office of Finance, the FHLBanks’ fiscal agent. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board is responsible for ensuring that the FHLBanks carry out their housing-finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

As provided by the Federal Home Loan Bank Act of 1932 (the FHLBank Act), as amended, or Finance Board regulation, the FHLBanks’ debt instruments (consolidated obligations) are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock—which is owned by the FHLBanks’ members—provide other funds. Each FHLBank primarily uses these funds to provide advances to members and to purchase mortgage loans from members.

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

Interest-Bearing Deposits in Banks, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.   These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financings.

Investment Securities.   The Bank carries, at cost, investments for which it has both the ability and intent to hold to maturity, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.

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

The Bank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in other comprehensive income as a net unrealized gain on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as net gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in accumulated other comprehensive income as net unrealized gain on available-for-sale securities.

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

The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other-than-temporary. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, the Bank evaluates whether the decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer- or collateral-specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the statement of income as other expense. The Bank has not experienced any other-than-temporary impairment in value of investments during 2006, 2005, or 2004.

Advances.   The Bank presents advances (loans to members), net of premiums and discounts, as discussed in Note 8. The Bank amortizes the premiums and discounts on advances to interest income using the level-yield method. The Bank credits interest on advances to income as earned. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real-estate-related assets. As Note 8 more fully describes, Community Financial Institutions (CFIs), FDIC-insured institutions with average assets over the preceding three-year period equal to or less than $599 million and $587 million during 2007 and 2006, respectively, are eligible to utilize expanded statutory collateral rules that include secured small-business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception. Based upon the collateral held as security for the advances and the repayment history of the Bank’s advances, management believes that an allowance for credit losses on advances is unnecessary.

Mortgage Loans Held for Portfolio.   The Bank participates in the Mortgage Partnership Finance® (MPF®) program under which the Bank invests in government (Federal Housing Authority [FHA]-insured and Veterans Affairs [VA]-guaranteed) and conventional residential fixed-rate mortgage loans that are purchased from participating members (see Note 11). The Bank manages the liquidity, interest-rate, and options risk of the loans, while the member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the loans, with the Bank assuming the first-loss obligation limited by the first-loss account (FLA), and the member or a third-party insurer assuming credit losses in excess of the FLA, that is the second-loss credit enhancement, up to the amount of the credit-enhancement obligation as specified in the master agreement. All losses in excess of the second-loss credit enhancement are assumed by the Bank.

MPF loans are held for investment and, accordingly, the Bank reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage purchase commitments.

The Participating Financial Institution’s (PFI’s) credit-enhancement obligation (CE amount) arises under its PFI agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. §955) (AMA regulation) the PFI must “bear the economic consequences” of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI’s credit-enhancement protection (CEP amount) may take the form of the CE amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for a Supplemental Mortgage Insurance (SMI) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit-enhancement fee (CE fee) whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA regulation, any portion of the CE amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances from the Bank are collateralized. The PFI agreement provides that the PFI’s obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a CE fee as an incentive to minimize credit losses, to share in the risk of loss on MPF loans, and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required PFI CE amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. The Bank also pays performance based CE fees which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed performance based CE fees accrued, the remaining losses may be recovered from future performance CE fees payable to the PFI.

Real-estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is initially recorded (and subsequently carried at the lower of cost or fair value less estimated selling costs) as other assets in the statements of condition. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income.

Mortgage-Loan Participations.   The Bank also sells participations in mortgage loans acquired under the MPF program to the FHLBank of Chicago. Under a master commitment, the Bank may enter into a participation arrangement with the FHLBank of Chicago that specifies an agreed upon ownership percentage for the mortgage loans to be acquired from participating members under the master commitment and related delivery commitments. The Bank and the FHLBank of Chicago both share in the pro rata purchase amounts for each respective loan acquired from the participating member; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of CE fees and credit losses; and each may hedge its share of the delivery commitments. These participations to the FHLBank of Chicago are transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations are accounted for as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140).

For the years ended December 31, 2006 and 2005, the Bank computed the amortization of mortgage-loan-origination fees (premiums and discounts) paid to and received from the Bank’s participating members as interest income using the contractual method. The contractual method recognizes amortization of premiums and discounts using the level-yield method over the contractual maturity of each individual loan, which results in income recognition in a manner that is effectively proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior. Prior to 2005, the Bank amortized premiums and discounts on mortgage loans using the retrospective method, as further described in Note 2.

The Bank records CE fees as a reduction to mortgage-loan-interest income. The Bank may receive and record other non-origination fees, such as delivery-commitment-extension fees and pair-off fees, in other income. Delivery-commitment-extension fees are charged when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than 95 percent (that is, under-delivery) or greater than 105 percent (that is, over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as part of the loan basis.

The Bank places certain conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee of the loan and (2) the contractual obligation of the loan servicer.

The Bank purchases both conventional mortgage loans and government (that is, FHA-insured and VA-guaranteed) mortgage loans under the MPF program. FHA/VA loans are government guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by secondary-mortgage insurance purchased by the member. The credit enhancement (CE) is the PFI’s potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

During 2006, the Bank changed its method for estimating the allowance for loan losses on its portfolio of conventional MPF loans. Under the new estimation methodology, the allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank’s conventional loan pools is based on an analysis of the migration of the Bank’s delinquent loans to default since the inception of the MPF program. The Bank then analyzes the probable loss severity on that portion of the delinquent loans that the migration analysis indicates will default within one year. The combination of these factors represents the estimated losses from conventional MPF loans. The Bank then applies the risk-mitigating features of the MPF program to the estimated loss. The allowance is derived from the estimated loss on defaulting MPF loans, net of the risk-mitigating features of the MPF program. The allowance also includes an uncertainty factor. The uncertainty factor is necessary due to the fact that the migration figures used by the Bank to estimate the amount of defaulting loans are from a period characterized by very strong performance in GSE-conforming residential mortgage loan portfolios, such as the MPF portfolio. The Bank notes that it is probable that the migration rates for delinquent loans may be worse in the future than the Bank’s experience to date with the MPF portfolio indicates.

Prior to 2006, management’s method for estimating the allowance for loan losses was based on a comparison to peer data, such as loan loss allowance levels maintained by Freddie Mac and historical loss experience for similarly rated MBS. This estimation methodology had been used since the inception of the MPF loan-purchase program by the Bank, which began in 1999, and had been used because MPF was a relatively new lending program and the Bank had limited loss history. Management believes that the Bank’s MPF loan portfolio is now sufficiently seasoned to allow the Bank to reasonably estimate probable losses based on its own actual loss experience.

As of December 31, 2006, and December 31, 2005, the allowance for loan losses on the conventional mortgage-loan portfolio was $125,000 and $1.8 million, respectively. The allowance reflects the Bank’s estimate of probable incurred losses inherent in the MPF portfolio.

Premises, Software, and Equipment.   The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank’s accumulated depreciation and amortization related to premises, software, and equipment was approximately $9.8 million and $8.6 million at December 31, 2006 and 2005, respectively. The Bank computes depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. The Bank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $1.8 million, $1.4 million, and $1.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized loss on disposal of premises, software, and equipment was $11,000 and $251,000 in 2006 and 2004, respectively. There were no realized gains or losses on disposal of premises, software, and equipment in 2005.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as net gain (loss) on derivatives and hedging activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (for example, until the periodic recognition of interest on a variable-rate asset or liability is recorded in other income as net gain (loss) on derivatives and hedging activities).

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as net gain (loss) on derivatives and hedging activities.

Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair-value adjustment to an asset or liability.

The differentials between accruals of interest receivables and payables on derivatives designated as fair-value or cash-flow hedges are recognized as adjustments to the interest income or interest expense of the designated hedged investment securities, advances, consolidated obligations (COs) or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net gain (loss) on derivatives and hedging activities. Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the statement of cash flows.

The Bank may issue debt, may make advances, or may purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. The Bank has determined that all embedded derivatives in currently outstanding transactions as of December 31, 2006, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading under SFAS 115), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the long-haul method of accounting. Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or COs and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO bond that settles within the shortest period of time possible for the type of instrument based on market settlement conventions. In such circumstances, although the advance or CO bond will not be recognized in the financial statements until settlement date, the Bank meets the criteria within SFAS 133 for applying the shortcut method provided all the other criteria of SFAS 133 paragraph 68 are also met. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, the Bank continues to carry the derivative on the statement of condition at its fair value and amortizes the cumulative other comprehensive income adjustment to earnings when earnings are affected by the existing hedge item, which is the original forecasted transaction.

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

Mandatorily Redeemable Capital Stock.   The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) on January 1, 2004. See Note 14 for more information. In compliance with SFAS 150, the Bank will reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of mandatorily redeemable financial instrument. We do not take into consideration our members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

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

If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance. If the modified advance is hedged, it is marked to fair value after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net gain (loss) on derivatives and hedging activities in other income. If the Bank determines that the advance should be treated as a new advance, it records the prepayment fee net of the SFAS 133 hedging fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in the interest income section of the statement of income.

For prepaid advances that were hedged and met the hedge-accounting requirements of SFAS 133, the Bank terminates the hedging relationship upon prepayment and records the prepayment fee net of the SFAS 133 hedging fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the SFAS 133 hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net gain (loss) on derivatives and hedging activities.

Commitment Fees.   The Bank records commitment fees for standby letters of credit as a deferred credit when received, and amortizes these fees on a straight-line basis to service-fee income in other income over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Concessions on Consolidated Obligations.   The Office of Finance prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank. The Bank defers and amortizes these dealer concessions using the level-yield method over the contractual maturity of the COs. Unamortized concessions were $10.8 million and $10.6 million at December 31, 2006 and 2005, respectively, and are included in other assets on the statement of condition. Amortization of such concessions are included in CO interest expense and totaled $4.6 million, $1.3 million, and $9.5 million in 2006, 2005, and 2004, respectively.

Discounts and Premiums on Consolidated Obligations.   The Bank amortizes discounts on CO discount notes to expense using the level-yield method throughout the term of the related notes. It amortizes discounts and premiums on CO bonds to expense using the level-yield method over the contractual maturity of the CO bonds.

Operating Expenses.   Included in operating expenses are salaries and employee benefits totaling $26.9 million, $25.0 million, and $22.3 million for December 31, 2006, 2005, and 2004, respectively.

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

Resolution Funding Corporation Assessments.   Although the Bank is exempt from ordinary federal, state, and local taxation except for local real-estate tax, it is required to make payments to REFCorp. Each FHLBank is required to make quarterly payments to REFCorp to pay toward interest on bonds issued by REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 10 for more information.

Estimated Fair Values.   Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 18 details the estimated fair values of the Bank’s financial instruments.

Cash Flows.   In the statement of cash flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Reclassification.   Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation. In particular, as reflected in Note 6—Available-for-Sale Securities, the Bank changed its available-for-sale footnote disclosures by separately disclosing SFAS 133 carrying value adjustments for fair-value hedge adjustments on its available-for-sale securities. Previously, the Bank had disclosed such adjustment within gross unrealized gains and losses on available-for-sale securities. The Bank has concluded that previous disclosures are correct in all material respects but has revised previous disclosures for consistency purposes.

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

On a pro forma basis, if the change in accounting principle for amortization of MPF mortgage loan premiums and discounts had been applied retroactively for all prior years, we have determined that net income for the year ended December 31, 2004, would not have been materially different than the results as reported.

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

Management determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of June 30, 2005, and has been reflected as a change in estimate. As of June 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $9.4 million, which has been recorded in net gain (loss) on derivatives and hedging activities in other income. Additionally, it is expected that the use of the new methodology will lead to increased volatility in reported ineffectiveness associated with these hedging relationships due to the introduction of a difference in the initial valuation basis between the CO bond and the interest-rate swap that is subject to fluctuation with interest rates, and therefore there will be increased volatility in the amount of gains and losses from derivative and hedging activities and reported net income in future periods. In general, when interest rates increase, ineffectiveness will generally be more negative, and when interest rates fall, ineffectiveness will generally be more positive than was the case under the previous method.

During the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. As a result of this error, certain amounts of hedge ineffectiveness had been incorrectly deferred in other comprehensive income rather than being recorded in the income statement each period. The cumulative amount of the error through the end of the third quarter of 2006 was $6.4 million, or $4.7 million after assessments. Management has determined that the effect of this error is immaterial to prior periods, and as such, the cumulative effect of this error has been recorded in the income statement during the fourth quarter of 2006. The correction has resulted in an increase of $6.4 million to net gain (loss) on derivatives and hedging activities in other income.

Recently Issued Accounting Standards.   SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155). In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, (January 1, 2007, for the Bank) and did not have a material impact on the Bank’s earnings or statement of condition upon adoption.

DIG Issue B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG B40). On December 20, 2006, the FASB issued DIG B40 which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. DIG B40 becomes effective upon initial adoption of SFAS 155 (January 1, 2007, for the Bank) did not have a material impact on the Bank’s earnings or statement of condition upon adoption.

SFAS No. 157, Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS 157, which establishes a formal framework for measuring fair value. This statement defines fair value and provides guidance on the appropriate valuation techniques established to determine fair value. This standard requires increased disclosures around the prioritization of valuations assigned to fair-value measurements by requiring the Bank to assign one of three possible priority levels to each valuation made for items recorded at fair value on both a recurring and nonrecurring basis. SFAS 157 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) with earlier adoption allowed as long as the standard is adopted for the first financial statements issued in the fiscal year of adoption. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its earnings or statement of condition.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132 (R ) (SFAS 158). In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the entire funded status of a defined benefit postretirement plan on its balance sheet. This statement requires an entity’s calculated projected benefit obligation to be recorded as a liability on the balance sheet. The over- or under-funded status of a plan represents plan gains, losses, prior service costs, and transition items, and is recorded in other comprehensive income. This statement also requires the measurement of plan assets and benefit obligations to be made at the entity’s fiscal yearend. This statement does not apply to multi-employer defined benefit postretirement plans such as the Pentegra Defined Benefit Plan in which the Bank participates. Only single-employer defined benefit postretirement plans, including the Bank’s supplemental retirement plan, are impacted. The Bank adopted the provisions of this statement as of December 31, 2006, and it did not have a material impact on the Bank’s earnings or statement of financial condition upon adoption. See Note 15—Employee Retirement Plans for additional information regarding the adoption of SFAS 158.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159, which creates a fair-value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) with early adoption permitted. We have not yet determined the effect that the implementation of SFAS 159 will have on our results of operations or financial condition.

SAB No. 108. In September 2006, the SEC released Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, (the year ending December 31, 2006, for the Bank) with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108. The initial application of SAB 108 in 2006 did not have an impact on the Bank’s results of operations or financial condition.

Note 3—Cash and Due from Banks

Compensating Balances.   The Bank maintains collected cash balances with various commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average compensating balances for the years ended December 31, 2006 and 2005, were approximately $1.4 million and $3.5 million, respectively.

Restricted Balances.   The Bank maintained average required clearing balances with the Federal Reserve Bank of Boston of approximately $9.4 million and $10.4 million for the years ended December 31, 2006 and 2005, respectively. These are required clearing balances and may not be withdrawn; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

Pass-Through Deposit Reserves.   The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with the Federal Reserve Bank of Boston would be shown as cash and due from banks on the statement of conditions. However, there were no pass-through reserves deposited at December 31, 2006 and 2005.

Note 4—Securities Purchased Under Agreements to Resell

The Bank has entered into purchases of securities under agreements to resell those securities. These amounts represent short-term loans and are assets on the statement of condition. The securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be decreased accordingly. The collateral received on securities purchased under agreements to resell has not been sold or repledged by the Bank. Securities purchased under agreements to resell averaged $1.3 billion and $883.7 million during 2006 and 2005, respectively, and the maximum amount outstanding at any month end during 2006 and 2005 was $3.9 billion and $2.1 billion, respectively.

Note 5—Trading Securities

Major Security Types.   Trading securities as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005
Mortgage-backed securities
U.S. government guaranteed	$42,677	$55,026
Government-sponsored enterprises	63,685	85,776
Other	45,000	75,776
Total	$151,362	$216,578

Net losses on trading securities for the years ended December 31, 2006 and 2005, include a change in net unrealized holding losses of $1.6 million and $7.6 million for securities held on December 31, 2006 and 2005, respectively.

The Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

Note 6—Available-for-Sale Securities

Major Security Types.   Available-for-sale securities as of December 31, 2006, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
International agency obligations	$351,299	$28,963	$2,366	$(144)	$382,484
U.S. government corporations	213,654	11,828	133	—	225,615
Government-sponsored enterprises	184,342	7,382	564	(741)	191,547
Other FHLBanks’ bonds	14,685	15	16	—	14,716
	763,980	48,188	3,079	(885)	814,362
Mortgage-backed securities
Government-sponsored enterprises	172,619	(19)	1,096	—	173,696
Total	$936,599	$48,169	$4,175	$(885)	$988,058

Available-for-sale securities as of December 31, 2005, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value
International agency obligations	$351,955	$38,246	$7,706	$—	$397,907
U.S. government corporations	213,812	19,490	—	(2,727)	230,575
Government-sponsored enterprises	184,694	10,110	2,251	(751)	196,304
Other FHLBanks’ bonds	14,800	(329)	538	—	15,009
	765,261	67,517	10,495	(3,478)	839,795
Mortgage-backed securities
Government-sponsored enterprises	173,554	1,652	1,487	—	176,693
Total	$938,815	$69,169	$11,982	$(3,478)	$1,016,488

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
International agency obligations	$37,049	$(144)	$—	$—	$37,049	$(144)
Government-sponsored enterprises	71,126	(741)	—	—	71,126	(741)

Management believes that the unrealized loss on the Bank’s investment in international agency obligations and GSE securities are the result of the current interest-rate environment. Management has reviewed these available-for-sale investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government corporations	$—	$—	$230,575	$(2,727)	$230,575	$(2,727)
Government-sponsored enterprises	—	—	89,454	(751)	89,454	(751)

Redemption Terms.   The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2006 and 2005, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$40,913	$40,974	$—	$—
Due after one year through five years	54,904	54,685	96,173	96,647
Due after five years through 10 years	14,477	14,053	14,546	14,435
Due after 10 years	653,686	704,650	654,542	728,713
	763,980	814,362	765,261	839,795
Mortgage-backed securities	172,619	173,696	173,554	176,693
Total	$936,599	$988,058	$938,815	$1,016,488

As of December 31, 2006, the Bank’s investment in other FHLBanks’ bonds are included in the “due in one year or less” category in the above table. As of December 31, 2005, the Bank’s investment in other FHLBanks’ bonds are included in the “due after one year through five years” category in the above table.

As of December 31, 2006, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $45.8 million. Of that amount, $42.4 million relate to non-MBS securities and $3.4 million relate to MBS securities. As of December 31, 2005, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $48.1 million. Of that amount, $43.8 million relate to non-MBS securities and $4.3 million relate to MBS securities.

Interest-Rate-Payment Terms.   The following table details additional interest-rate-payment terms for investment securities classified as available-for-sale at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$763,980	$765,261
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate collateralized mortgage obligations	172,619	173,554
Total	$936,599	$938,815

As of December 31, 2006 and 2005, the Bank’s investment in other FHLBanks’ bonds is fixed-rate.

Gains and Losses.   There were no sales of available-for-sale securities during the years ended December 31, 2006 and 2005. Gross gains of $7.3 million were realized on sales of available-for-sale securities during the year ended December 31, 2004. These gains were netted with losses incurred on derivatives associated with these available-for-sale securities of $7.0 million during the year ended December 31, 2004.

Note 7—Held-to-Maturity Securities

Major Security Types.   Held-to-maturity securities as of December 31, 2006, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency obligations	$62,823	$879	$—	$63,702
State or local housing-agency obligations	315,545	3,763	(1,394)	317,914
	378,368	4,642	(1,394)	381,616
Mortgage-backed securities
U.S. government guaranteed	16,226	458	(15)	16,669
Government-sponsored enterprises	1,022,039	7,969	(9,207)	1,020,801
Other	5,889,558	8,992	(9,628)	5,888,922
	6,927,823	17,419	(18,850)	6,926,392
Total	$7,306,191	$22,061	$(20,244)	$7,308,008

Held-to-maturity securities as of December 31, 2005, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency obligations	$76,457	$2,381	$—	$78,838
State or local housing-agency obligations	344,372	9,994	—	354,366
	420,829	12,375	—	433,204
Mortgage-backed securities
U.S. government guaranteed	19,968	684	—	20,652
Government-sponsored enterprises	1,188,410	16,832	(7,242)	1,198,000
Other	4,699,465	14,454	(15,501)	4,698,418
	5,907,843	31,970	(22,743)	5,917,070
Total	$6,328,672	$44,345	$(22,743)	$6,350,274

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2006 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
State or local housing-agency obligations	$225,932	$(1,394)	$—	$—	$225,932	$(1,394)
Mortgage-backed securities
U.S. government guaranteed	847	(15)	—	—	847	(15)
Government- sponsored enterprises	109,340	(849)	355,297	(8,358)	464,637	(9,207)
Other	1,626,345	(1,726)	593,765	(7,902)	2,220,110	(9,628)
	1,736,532	(2,590)	949,062	(16,260)	2,685,594	(18,850)
Total temporarily impaired	$1,962,464	$(3,984)	$949,062	$(16,260)	$2,911,526	$(20,244)

State or local housing-agency obligations.   Management has reviewed the state or local housing-agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment. The Bank has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage-backed securities.   Management believes that the unrealized losses on the Bank’s investment in MBS securities is the result of the current interest-rate environment. Management has reviewed these investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. In addition, for the U.S. government-guaranteed securities and the GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

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

Redemption Terms.   The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2006 and 2005, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$855	$866	$115	$116
Due after one year through five years	8,065	8,385	6,078	6,427
Due after five years through 10 years	4,265	4,471	8,615	9,205
Due after 10 years	365,183	367,894	406,021	417,456
	378,368	381,616	420,829	433,204
Mortgage-backed securities	6,927,823	6,926,392	5,907,843	5,917,070
Total	$7,306,191	$7,308,008	$6,328,672	$6,350,274

As of December 31, 2006, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $822,000. Of that amount, $471,000 relates to non-MBS and $351,000 relate to MBS. As of December 31, 2005, the amortized cost of the Bank’s held-to-maturity securities includes net premiums of $3.0 million. Of that amount, $521,000 in net discounts relates to non-MBS and $3.5 million in net premiums relate to MBS.

Interest-Rate-Payment Terms.   The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$180,318	$210,699
Variable-rate	198,050	210,130
	378,368	420,829
Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities:
Fixed-rate	924,283	1,051,846
Variable-rate	20,196	25,471
Collateralized mortgage obligations:
Fixed-rate	608,122	709,104
Variable-rate	5,375,222	4,121,422
	6,927,823	5,907,843
Total	$7,306,191	$6,328,672

Gains and Losses.   There were no sales of held-to-maturity securities during the years ended December 31, 2006 and 2005. During the year ended December 31, 2004, a gross gain of $13,000 was realized on the sale of a held-to-maturity security, which had a carrying value of $2.6 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected. The sale was considered a maturity for the purpose of security classification.

Note 8—Advances

Redemption Terms.   At December 31, 2006 and 2005, the Bank had advances outstanding, including AHP advances (see Note 9), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	2006		2005
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$8,285	5.66%	$43,253	4.72%
2006	—	—	21,680,839	4.19
2007	21,541,880	5.12	4,957,818	4.18
2008	4,424,213	4.67	2,945,061	4.20
2009	3,811,448	4.91	1,976,556	4.31
2010	2,348,233	5.06	2,622,202	4.87
2011	1,984,555	4.92	1,818,824	4.55
Thereafter	3,240,144	4.58	2,004,049	4.53
Total par value	37,358,758	4.98%	38,048,602	4.28%
Premium on advances	4,031		7,384
Discount on advances	(13,413)		(12,400)
SFAS 133 hedging adjustments	(7,251)		24,310
Total	$37,342,125		$38,067,896

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2006 and 2005, the Bank had callable advances outstanding of $30.0 million.

The following table summarizes advances at December 31, 2006 and 2005, by year of original maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	2006	2005
Overdrawn demand-deposit accounts	$8,285	$43,253
2006	—	21,680,839
2007	21,571,880	4,987,818
2008	4,424,213	2,945,061
2009	3,811,448	1,976,556
2010	2,348,233	2,622,202
2011	1,954,555	1,788,824
Thereafter	3,240,144	2,004,049
Total par value	$37,358,758	$38,048,602

The Bank also offers putable advances. With a putable advance, the Bank purchases a put option from the member that allows the Bank to terminate the fixed-rate advance, which the Bank normally would exercise when interest rates rise, on specific dates through its term. At December 31, 2006 and 2005, the Bank had putable advances outstanding totaling $5.4 billion and $5.6 billion, respectively.

The following table summarizes advances outstanding at December 31, 2006 and 2005, by year of original maturity or next put date for putable advances (dollars in thousands):

Year of Maturity or Next Put Date	2006	2005
Overdrawn demand-deposit accounts	$8,285	$43,253
2006	—	26,476,889
2007	25,745,480	4,851,518
2008	4,476,013	2,625,061
2009	3,320,798	1,312,106
2010	1,120,083	1,148,952
2011	1,105,255	395,624
Thereafter	1,582,844	1,195,199
Total par value	$37,358,758	$38,048,602

Security Terms.   The Bank lends to financial institutions involved in housing finance within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities; residential mortgage loans; cash or deposits and member capital stock in the Bank, and other eligible real-estate-related assets as collateral on such advances. CFIs are eligible, under expanded statutory collateral rules, to use secured small business, small farm, and small agriculture loans, and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s Class B capital stock in the Bank. At December 31, 2006 and 2005, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances. Based upon the financial condition of the member or borrower, the type of security agreement, and other factors, the Bank either:

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

Related-Party Activities.   The following table presents outstanding advances and total accrued interest receivable from advances as of December 31, 2006 and 2005 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	20.6%	$39,653	26.7%
Citizens Financial Group(1)	7,005,329	18.8	28,647	19.3
As of December 31, 2005
Bank of America Rhode Island, N.A., Providence, RI	$8,287,166	21.8%	$23,692	20.5%
Citizens Financial Group(1)	5,998,113	15.8	20,927	18.1

(1)          Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank.

The Bank held sufficient collateral to cover the advances to the above institutions and the Bank does not expect to incur any credit losses on these advances.

The Bank recognized advances interest income from the above members during the years ended December 31, 2006, 2005, and 2004, as follows (dollars in thousands):

Name	2006	2005	2004
Fleet National Bank, Providence, RI(1)	$—	$38,521	$16,814
Bank of America Rhode Island, N.A., Providence, RI	481,468	99,216	—
Citizens Financial Group	328,532	122,589	44,271

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

The following table presents an analysis of advances activity with related parties for the year ended December 31, 2006 (dollars in thousands):

	Balance at	For the year Ended December 31, 2006		Balance at
	December 31, 2005	Disbursements to Members	Payments from Members	December 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$8,287,166	$43,871,001	$(44,449,795)	$7,708,372
Citizens Financial Group	5,998,113	21,354,543	(20,347,327)	7,005,329

Interest-Rate-Payment Terms.   The following table details additional interest-rate-payment terms for advances at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Par amount of advances
Fixed-rate	$32,657,735	$34,617,706
Variable-rate	4,701,023	3,430,896
Total	$37,358,758	$38,048,602

Variable-rate advances noted in the above table include advances outstanding at December 31, 2006 and 2005, totaling $393.8 million and $317.0 million, respectively, which contain embedded interest-rate caps and floors.

Prepayment Fees.   The Bank records prepayment fees received from members on prepaid advances net of any associated SFAS 133 hedging fair-value adjustments on those advances. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that the Bank is financially indifferent to the members’ decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of income. For the three years ended December 31, 2006, 2005, and 2004, advance prepayment fees received from members, the associated hedging fair-value adjustments, and premium write-offs associated with prepaid advances are reflected in the following table (dollars in thousands):

	2006	2005	2004
Prepayment fees received from members	$1,804	$15,269	$244,626
Hedging fair-value adjustments	(117)	(6,393)	(190,330)
Premium write-off	(778)	—	—
Net prepayment fees	$909	$8,876	$54,296
Advance principal amount prepaid	$3,272,038	$1,355,846	$4,026,512

The Bank did not pay or receive any prepayment fees from Bank of America Rhode Island, N.A. during 2006 and 2005. The Bank did not pay or receive any prepayment fees from Fleet National Bank during 2005 and 2004. The Bank did not pay or receive any prepayment fees from Citizens Financial Group during 2006 and 2005. In 2004, the Bank received prepayment fees from Citizens Financial Group totaling $60,000. The corresponding principal amount prepaid to the Bank during 2004 was $307,000.

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

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. In annual periods where the Bank’s regulatory income is zero or less, the AHP assessment for the Bank is zero. However, if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings in the previous year. There was no shortfall in either 2006 or 2005. If the Bank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the Bank may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in either 2006 or 2005.

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $61.3 million and $51.6 million at December 31, 2006 and 2005, respectively.

An analysis of the AHP liability for the years ended December 31, 2006 and 2005, follows (dollars in thousands):

Roll-forward of the AHP Liability	2006	2005
Balance at beginning of year	$35,957	$33,199
AHP expense for the year	21,848	15,230
AHP direct grant disbursements	(11,142)	(9,584)
AHP subsidy for below-market-rate advance disbursements	(2,077)	(3,070)
Return of previously disbursed grants and subsidies	385	182
Balance at end of year	$44,971	$35,957

Note 10—Resolution Funding Corporation

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCorp. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues its REFCorp assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 9. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides their net income before AHP and REFCorp to the REFCorp, which then performs the calculations for each quarterend.

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

The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to the third quarter of 2015. The FHLBanks’ aggregate payments through 2006 have satisfied $3.1 million of the $75 million scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2006, until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCorp payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCorp obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of the Treasury.

Note 11—Mortgage Loans Held for Portfolio

The Bank’s MPF program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance home-mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$1,321,762	$1,480,555
Fixed-rate 20-and 30-year single-family mortgages	3,152,175	3,370,391
Premiums	42,274	51,501
Discounts	(12,758)	(13,051)
Deferred derivative gains and losses, net	(1,146)	(1,059)
Total mortgage loans held for portfolio	4,502,307	4,888,337
Less: allowance for credit losses	(125)	(1,843)
Total mortgage loans, net of allowance for credit losses	$4,502,182	$4,886,494

The following table details the par value of mortgage loans held for portfolio at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Conventional loans	$3,960,692	$4,222,303
Government-insured loans	513,245	628,643
Total par value	$4,473,937	$4,850,946

An analysis of the allowance for credit losses at December 31, 2006, 2005, and 2004, follows (dollars in thousands):

	2006	2005	2004
Balance at beginning of year	$1,843	$1,379	$1,317
Charge-offs	(14)	(38)	(91)
Recoveries	—	—	30
Net charge-offs	(14)	(38)	(61)
(Reduction of) provision for credit losses	(1,704)	502	123
Balance at end of year	$125	$1,843	$1,379

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At December 31, 2006 and 2005, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at December 31, 2006 and 2005, totaled $4.8 million and $6.4 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. Real estate owned (REO) at December 31, 2006 and 2005, totaled $1.3 million and $479,000, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets.   During the years ended December 31, 2006, 2005, and 2004 the Bank sold REO assets with a recorded carrying value of $932,000, $1.1 million, and $763,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net (losses) gains totaling $(19,000), $104,000 and $(40,000) on the sale of REO assets during the years ended December 31, 2006, 2005, and 2004, respectively. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank recorded expenses associated with maintaining these properties totaling $30,000, $39,000, and 48,000, respectively. These expenses are recorded in other expense.

The Bank records CE fees as a reduction to mortgage-loan-interest income. CE fees totaled $5.1 million, $4.3 million, and $3.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2006 and 2005, include SFAS 133 hedging adjustments of $3.8 million and $4.6 million, respectively. The average interest rates paid on average deposits during 2006, 2005, and 2004 were 4.57 percent, 2.67 percent, and 0.98 percent, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Interest bearing
Demand and overnight	$1,087,454	$570,611
Term	28,756	24,524
Other	2,841	2,694
Non-interest bearing
Other	4,958	4,262
Total deposits	$1,124,009	$602,091

Note 13—Consolidated Obligations

COs consist of consolidated bonds and discount notes and as provided by the FHLBank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue COs through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Board and the U.S Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. COs are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although the Bank is primarily liable for its portion of COs (that is, those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that is primary liable for such CO, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBanks’ participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the 12 FHLBanks’ outstanding COs, including COs held by other FHLBanks, were approximately $952.0 billion and $937.5 billion at December 31, 2006 and 2005, respectively. Regulations require the FHLBanks to maintain unpledged qualifying assets equal to its participation in the COs outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

To provide holders of COs issued prior to January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account [SAA]) if capital stock is less than 8.33 percent of COs. Mandatorily redeemable capital stock is considered capital stock for determining the Bank’s compliance with this requirement. At December 31, 2006 and 2005, respectively, the FHLBanks’ regulatory capital stock was 4.5 percent and 4.6 percent of the par value of COs outstanding, and the required minimum pledged asset balance was approximately $26,000 and $110,000. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2006 and 2005, no FHLBank had a capital-to-assets ratio less than two percent; therefore no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.

General Terms.   COs are issued with either fixed-rate coupon-payment terms or variable-rate interest-payment terms that use a variety of indices for interest-rate resets, including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), Eleventh District Cost of Funds Index (COFI), and others. To meet the expected specific needs of certain investors in COs, both fixed-rate bonds and variable-rate bonds may contain features, which may result in complex coupon-payment terms and call options. When such COs are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

These COs, beyond having fixed-rate or simple variable-rate coupon-payment terms, may also have the following broad terms regarding principal repayment terms:

Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, consolidated bonds may also have the following terms:

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

Interest-Rate-Payment Terms.   The following table details consolidated bonds by interest-rate-payment types at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Par amount of consolidated bonds
Fixed-rate bonds	$33,153,210	$28,550,215
Step-up bonds	795,000	434,500
Simple variable-rate bonds	1,000,000	—
Zero-coupon bonds	3,686,000	3,605,000
Total par amount	$38,634,210	$32,589,715

Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at December 31, 2006 and 2005, by year of original maturity (dollars in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate
2006	$—	—%	$8,287,805	3.22%
2007	14,211,705	4.45	7,401,505	3.63
2008	9,091,950	4.51	5,523,200	4.03
2009	3,611,185	4.52	1,747,435	3.79
2010	1,635,770	4.48	1,470,770	4.40
2011	1,289,600	4.81	485,000	4.40
Thereafter	8,794,000	5.66	7,674,000	5.66
Total par value	38,634,210	4.76%	32,589,715	4.13%
Bond premium	14,719		24,829
Bond discount	(3,009,308)		(2,982,008)
SFAS 133 hedging adjustments	(121,179)		(190,463)
Total	$35,518,442		$29,442,073

Consolidated bonds outstanding at December 31, 2006 and 2005, include callable bonds totaling $22.3 billion and $16.7 billion, respectively. The Bank uses fixed-rate callable debt to finance its assets. Contemporaneous with such a debt issue, the Bank may also enter into an interest-rate swap (in which the Bank pays variable, and receives fixed interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt effectively create floating-rate funding at rates that are more attractive than other available alternatives.

The Bank’s consolidated bonds outstanding at December 31, 2006 and 2005, included (dollars in thousands):

	2006	2005
Par amount of consolidated bonds
Noncallable or non-putable	$16,298,210	$15,911,215
Callable	22,336,000	16,678,500
Total par amount	$38,634,210	$32,589,715

The following table summarizes consolidated bonds outstanding at December 31, 2006 and 2005, by year of original maturity or next call date (dollars in thousands):

Year of Maturity or Next Call Date	2006	2005
2006	$—	$21,056,805
2007	26,892,705	4,576,505
2008	5,871,950	3,193,200
2009	2,176,185	952,435
2010	715,770	695,770
2011	569,600	185,000
Thereafter	2,408,000	1,930,000
Total par value	$38,634,210	$32,589,715

Consolidated Discount Notes.   Consolidated discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate
December 31, 2006	$17,723,515	$17,780,433	5.11%
December 31, 2005	$24,339,903	$24,442,173	4.10%

Note 14—Capital

The Bank is subject to three capital requirements under its capital-structure plan and Finance Board rules and regulations. The Bank must maintain at all times:

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

2.                At least a four percent total capital-to-assets ratio and

3.                At least a five percent leverage capital-to-assets ratio. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

The Bank was in compliance with these capital rules and requirements, following the implementation of its new capital structure in April 2004, and remained in compliance throughout 2006 and 2005. The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2006 and 2005 (dollars in thousands).

	December 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$342,352	$2,542,175	$370,111	$2,674,527
Total regulatory capital	$2,298,791	$2,542,175	$2,308,001	$2,674,527
Total capital-to-asset ratio	4.0%	4.4%	4.0%	4.6%
Leverage capital	$2,873,489	$3,813,262	$2,885,002	$4,011,791
Leverage ratio	5.0%	6.6%	5.0%	7.0%

Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with these regulatory requirements.

The Bank offers only Class B stock and members are required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, 4.0 percent for advances with an original maturity greater than overnight and up to three months, and 4.5 percent for all other advances and other specified assets related to activity between the Bank and the member. Members may redeem Class B stock by giving five years’ notice. The Bank, in its discretion, can repurchase stock from the member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) and the repurchase will not cause the Bank to fail to meet any of its capital requirements. The Bank may also allow the member to sell the excess capital stock at par value to another member of the Bank. During 2006 and 2005, the Bank honored all excess capital stock-repurchase requests from members after determining that the Bank would remain in compliance with its capital requirements after making such repurchases. At December 31, 2006 and 2005, members and nonmembers with capital stock outstanding held excess capital stock totaling $203.0 million and $353.0 million, representing approximately 8.6 percent and 13.9 percent of total capital stock outstanding, respectively.

The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership voluntary for all members. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank’s capital plan, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. A five-year redemption-notice period can also be triggered by the involuntary termination of membership of a member by the Bank’s board of directors or by the Finance Board, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside the six New England states. At the end of the five-year redemption-notice period, if the former member’s activity-based stock-investment requirement is greater than zero, the Bank may require the associated remaining obligations to the Bank to be satisfied in full prior to allowing the member to redeem the remaining shares.

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

The Bank’s board of directors may declare and pay dividends out of previously retained earnings and current earnings in either cash or capital stock. During 2006, the Bank modified its dividend payment schedule, and began to declare and pay dividends only after net income for each quarterly period has been determined.

Mandatorily Redeemable Capital Stock.   The Bank adopted SFAS 150 as of January 1, 2004, based on the characteristics of the Bank’s stock, SFAS 150’s definition of a nonpublic entity, and the definition of an SEC registrant in FASB Staff Position (FSP) No. SFAS 150-3 (FSP 150-3). The Bank is a cooperative whose members and former members own all of the Bank’s capital stock. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value. At adoption on January 1, 2004, the Bank reclassified $8.7 million of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the statement of condition.

At December 31, 2006 and 2005, the Bank had $12.4 million and $8.3 million, respectively in capital stock subject to mandatory redemption. Payment of capital stock subject to mandatory redemption is subject to a five-year waiting period and the Bank continuing to meet its minimum capital requirements. This amount has been classified as mandatorily redeemable capital stock in the liability section of the statement of condition in accordance with SFAS 150. For the years ended December 31, 2006, 2005, and 2004, dividends on mandatorily redeemable capital stock of $841,000, $1.8 million, and $1.3 million, respectively, were recorded as interest expense. The following table provides the number of members that notified the Bank of their respective decisions to voluntarily redeem their capital stock and the number of members whose stock was redeemed during 2006 and 2005.

	2006	2005
Number of members with stock subject to mandatory redemption—beginning of the year	5	2
Additions due to mergers and acquisitions	2	3
Additions due to membership withdrawals	—	1
Redemptions made during the year	(2)	(1)
Number of members with stock subject to mandatory redemption—end of the year	5	5

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2006 and 2005 (dollars in thousands). Consistent with the capital plan currently in effect, the Bank is not required to redeem membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. Furthermore, the Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer outstanding, the Bank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital-stock redemption discussed below. The year of redemption in the following table represents the end of the five-year redemption period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the five-year redemption period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding.

	December 31,
	2006	2005
Contractual Year of Redemption
2006	$—	$—
2007	—	—
2008	—	—
2009	6,998	7,898
2010	103	398
2011	5,253	—
Total	$12,354	$8,296

The Bank’s activity for mandatorily redeemable capital stock was as follows in 2006 and 2005 (dollars in thousands).

	2006	2005
Balance at beginning of year	$8,296	$57,882
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	6,928	408
Repurchase of mandatorily redeemable capital stock	(2,870)	(49,994)
Balance at yearend	$12,354	$8,296

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank’s capital plan provides that the Bank will charge the member a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with section 7(j) of the FHLBank Act.

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

Additionally, the Bank cannot redeem or repurchase shares of capital stock from any member of the Bank if any of the following conditions are present:

•       If, following such redemption, the Bank would fail to satisfy its minimum capital requirements. By law, no Bank stock may be redeemed if the Bank becomes undercapitalized.

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

Prior Capital Rules.   Prior to the Bank’s implementation of its new capital plan in April 2004, the prior capital rules were in effect. In particular, the FHLBank Act required members to purchase capital stock equal to the greater of one percent of their mortgage-related assets or five percent of outstanding Bank advances. However, the GLB Act removed the provision that required a nonthrift member to purchase additional stock to borrow from the Bank if the nonthrift member’s mortgage-related assets were less than 65 percent of total assets. Under the prior capital rules, a member was required to give six months’ notice of its intent to withdraw from membership. In addition, the Bank at its discretion could repurchase at par value any capital stock greater than a member’s minimum statutory and regulatory requirements. During 2004, the Bank honored all redemption requests from members, after determining that the member would remain in compliance with the minimum statutory and regulatory requirements after making such redemptions. Following the adoption of SFAS 150 on January 1, 2004, and prior to the implementation of our new capital plan in April 2004, certain shares of capital stock were reclassified from equity to a liability upon the occurrence of a triggering event. These triggering events included 1) a member submitting a request for redemption of excess capital stock, 2) a member giving notice of intent to withdraw from membership, or 3) a member attaining a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of mandatorily redeemable financial instruments. However, after the adoption of SFAS 150 and before the implementation of our new capital plan, all requests received from members for redemption of excess capital stock were honored by the Bank on the same day the request was made, and therefore reclassification to a liability was not necessary. Upon the adoption of SFAS 150, there were outstanding membership-withdrawal requests, which resulted in the reclassification of $8.7 million from equity to a liability. Under our prior capital rules, there were no penalties for revoking a redemption request.

Related-Party Activities.   The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Citizens Financial Group	$363,544	15.4%	$331,393	13.1%
Bank of America Rhode Island, N.A., Providence, RI	324,338	13.8	375,674	14.8

Note 15—Employee Retirement Plans

Employee Retirement Plans.   The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.8 million in the years ended December 31, 2006 and 2005, respectively, and $2.0 million in the year ended December 31, 2004. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

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

The Bank adopted SFAS 158 as of December 31, 2006. The amounts recognized in the financial statements upon adoption were as follows (dollars in thousands):

	Incremental Effect of Applying SFAS 158 on Individual Line Items in the Statement of Condition as of December 31, 2006
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other liabilities	$20,712	$1,828	$22,540
Total liabilities	54,935,439	1,828	54,937,267
Accumulated other comprehensive income	4,521	(1,828)	2,693
Total capital	2,534,342	(1,828)	2,532,514

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$7,715	$6,478	$318	$270
Service cost	458	359	24	16
Interest cost	475	383	22	16
Actuarial loss (gain)	38	495	(8)	29
Benefits paid	(356)	—	(12)	(13)
Benefit obligation at end of year	8,330	7,715	344	318
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	356	—	12	13
Benefits paid	(356)	—	(12)	(13)
Fair value of plan assets at end of year	—	—	—	—
Funded status	(8,330)	(7,715)	(344)	(318)
Unrecognized net actuarial loss(1)	2,417	2,727	76	76
Unrecognized transition obligation(1)	19	39	—	—
Unrecognized prior service cost(1)	(31)	(2)	—	—
Net amount recognized	$(5,925)	$(4,951)	$(268)	$(242)

(1)          Due to the Bank adopting SFAS 158 as of December 31, 2006, the unrecognized net actuarial loss, transition obligation, and prior service cost are included in accumulated other comprehensive income for the year ended December 31, 2006.

Amounts recognized in accumulated other comprehensive income for the Bank’s supplemental retirement and postretirement benefit plans as of December 31, 2006, were (dollars in thousands):

	Supplemental Retirement Plan	Postretirement Benefit Plan
	2006	2006
Net actuarial loss	$2,417	$76
Prior service benefit	(31)	—
Transition obligation	19	—
Net amount recognized	$2,405	$76

Amounts recognized in the statement of condition for the Bank’s supplemental retirement and postretirement benefit plans as of December 31, 2005, were (dollars in thousands):

	Supplemental Retirement Plan	Postretirement Benefit Plan
	2005	2005
Accrued benefit cost	$(5,747)	$(242)
Accumulated other comprehensive income	757	—
Intangible asset	39	—
Net amount recognized	$(4,951)	$(242)

The accumulated benefit obligation for the supplemental retirement plan was $6.6 million and $5.7 million at December 31, 2006 and 2005.

Components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the years ended December 31, 2006, 2005, and 2004, were (dollars in thousands):

	Supplemental Retirement Plan			Postretirement Benefit Plan
	2006	2005	2004	2006	2005	2004
Service cost	$458	$359	$294	$24	$16	$10
Interest cost	475	383	387	22	16	15
Amortization of unrecognized prior service cost	29	29	29	—	—	—
Amortization of unrecognized net actuarial loss	347	291	175	3	2	—
Amortization of unrecognized transition obligation	20	20	20	—	—	—
Net periodic benefit cost	$1,329	$1,082	$905	$49	$34	$25

The estimated net actuarial loss, prior service benefit, and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit costs for the Bank’s supplemental retirement and postretirement benefit plans over the next fiscal year are (dollars in thousands):

	Supplemental Retirement Plan	Postretirement Benefit Plan
	2006	2006
Net actuarial loss	$227	$2
Prior service benefit	21	—
Transition obligation	19	—
Net estimated amount to be amortized	$267	$2

The measurement date used to determine current year’s benefit obligation was December 31, 2006.

The increase in the minimum liability included in other comprehensive income was $528,000 for the year ended December 31, 2005.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans at December 31, 2006 and 2005, were:

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2006	2005	2006	2005
Benefit obligation
Discount rate	5.75%	5.50%	5.75%	5.50%
Salary increases	5.50%	5.50%	—	—
Net periodic benefit cost
Discount rate	5.50%	5.75%	5.50%	5.75%
Salary increases	5.50%	5.50%	—	—

The discount rate for the Supplemental Retirement Plan as of December 31, 2006, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest-rate yields from the Citibank Pension Discount Curve as of December 31, 2006, and solving for the single discount rate that produces the same present value.

The Bank’s supplemental retirement and postretirement benefit plans are not funded; therefore, no contributions will be made in 2007.

Estimated future benefit payments for the Bank’s supplemental retirement and postretirement benefit plans, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

Years	Supplemental Retirement Plan Payments	Postretirement Benefit Plan Payments
2007	$128	$13
2008	205	13
2009	309	14
2010	391	14
2011	455	14
2012-2016	3,896	79

Defined Contribution Plan.   The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan, formerly known as the Financial Institutions Thrift Plan. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contribution was $602,000, $533,000, and $511,000 in the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank also maintains a nonqualified, unfunded deferred compensation plan covering certain senior officers, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank contributed $142,000, $132,000, and $113,000 in the years ended December 31, 2006, 2005, and 2004, respectively. The Bank’s obligation from this plan at December 31, 2006 and 2005, was $3.6 million and $3.2 million, respectively.

Note 16—Segment Information

The Bank analyzes its financial performance based on the net interest income of two operating segments based upon its method of internal reporting: mortgage-loan finance and all other business activity. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan-finance segment includes mortgage loans acquired through the MPF program and the related funding. Income from the mortgage-loan-finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	Net Interest Income after (Reduction of) Provision for Credit Losses on Mortgage Loans by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments
2006	$37,195	$266,697	$303,892	$11,750	$49,055	$266,587
2005	$34,906	$218,199	$253,105	$(29,734)	$46,184	$177,187
2004	$27,854	$187,215	$215,069	$(53,430)	$39,645	$121,994

The following table presents total assets by business segment as of December 31, 2006, 2005, and 2004, and average-earning assets by business segment for the years ended December 31, 2006, 2005, and 2004 (dollars in thousands):

	Total Assets by Segment			Total Average-Earning Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Mortgage Loan Finance	Other Business Activities	Total
2006	$4,525,354	$52,944,427	$57,469,781	$4,720,061	$54,198,642	$58,918,703
2005	$4,910,837	$52,789,197	$57,700,034	$4,371,983	$45,236,956	$49,608,939
2004	$4,031,749	$47,723,346	$51,755,095	$4,209,448	$36,948,997	$41,158,445

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

An economic hedge is defined as a derivative hedging specific or nonspecific underlying assets, liabilities, or firm commitments, or designated groups thereof, that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk-management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedging transactions. An economic hedge by definition introduces the potential for earnings variability caused by the change in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the change in fair value of these derivatives in other income as net gain (loss) on derivatives and hedging activities with no offsetting fair-value adjustments for the asset, liability, or firm commitment. In addition, the Bank requires collateral agreements on some derivatives.

Types of Assets and Liabilities Hedged.   The Bank formally documents all relationships between derivatives designated as hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions and its method of assessing ineffectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (1) assets and liabilities on the statement of condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical or scenario-based analyses to assess the effectiveness of its hedges. For hedges that are deemed highly effective that meet the hedge-accounting requirements of SFAS 133, the Bank applies hedge accounting. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.

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

Advances.   The Bank may use interest-rate swaps to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. Typically, the Bank hedges fixed-rate advances with interest-rate swaps where the Bank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the advance to a floating-rate advance. Alternatively, the advance might have a floating-rate coupon based on an interest-rate index other than the LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon.

With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance and extend additional credit on new terms. The Bank may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where the Bank pays a fixed coupon and receives a variable coupon. This type of hedge is treated as a fair-value hedge under SFAS 133. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, the Bank could, at its option, require immediate repayment of the advance.

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

Swaptions, which are options to enter into specified interest-rate swaps at a future date, may also be used to hedge prepayment risk on the mortgage loans, many of which are not designated to specific mortgage loans and, therefore, do not receive fair-value or cash-flow hedge-accounting treatment. The options are marked to market through current earnings and presented on the statement of income as net gain (loss) on derivatives and hedging activities. The Bank may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked to market through earnings.

Firm Commitment Strategies.   In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative and Hedging Activities (SFAS 149), certain mortgage-purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank may hedge these commitments by selling MBS to be announced (TBA) or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date. These hedges do not qualify for hedge accounting treatment under SFAS 133. The mortgage-purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in the current period earnings. When the mortgage-purchase-commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

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

Investments.   The Bank invests in U.S. agency obligations, MBS, asset-backed securities, and the taxable portion of state or local housing-finance-agency obligations. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. Finance Board regulations prohibit investments in securities issued by foreign entities (other than U.S. branches of commercial banks) or securities denominated in currencies other than U.S. dollars. Moreover, the Finance Board’s regulations and the Bank’s policies limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. The Bank may manage against prepayment and duration risk by funding investment securities with COs that have call features, by hedging the prepayment risk with caps or floors, callable swaps, or swaptions. These securities may be classified as held-to-maturity, available-for-sale, or trading securities.

For long-term securities that are classified as held-to-maturity, the Bank manages its interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, the Bank typically funds floating-rate MBS whose coupons reset monthly with short-term discount notes or with other bonds with fixed rates that have been converted to a floating rates with an interest-rate swap, while it might use long-term bonds to fund fixed-rate commercial MBS.

For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in fair value related to the risk being hedged in other income as net gain (loss) on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in value is recorded in other comprehensive income as net unrealized gain on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, the Bank records the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as net unrealized gain relating to hedging activities. The ineffective portion is recorded in other income in the statement of income and presented as net gain (loss) on derivatives and hedging activities.

The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. These derivatives are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized loss on trading securities in the statements of income, while the changes in fair value of the associated derivatives are included in other income in the statements of income and presented as net gain (loss) on derivatives and hedging activities.

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

Intermediation.   To assist members in meeting their hedging needs, the Bank acts as an intermediary between members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge-accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as net gain (loss) on derivatives and hedging activities.

Managing Credit Risk on Derivatives.   The Bank is subject to credit risk on its hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The degree of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through its ongoing monitoring of counterparty credit worthiness and adherence to the requirements set forth in Bank policies and Finance Board regulations. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with the Bank. These master netting agreements generally contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, investment-grade securities or cash. The level of these collateral threshold amounts varies according to the counterparty’s Standard & Poor’s Rating Service (S&P) or Moody’s Investor Service (Moody’s) ratings. Credit exposures are then measured at least weekly and, in most cases daily, and adjustments to collateral positions are made as necessary to minimize the

Bank’s exposure to credit risk. These master-netting agreements also generally contain bilateral ratings-tied termination events permitting the Bank to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody’s or S&P. Based on credit analyses and collateral requirements, Bank management does not anticipate any credit losses on its derivative agreements.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit-risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was approximately $128.4 million and $45.4 million, respectively. These totals include $180.0 million and $106.2 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities, including accrued interest and cash with a fair value of $133.7 million and $46.1 million as collateral as of December 31, 2006 and 2005, respectively. This collateral has not been sold or repledged. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

Financial Statement Impact and Additional Financial Information.   For the years ended December 31, 2006, 2005, and 2004, the Bank recorded net gain (loss) on derivatives and hedging activities totaling $10.5 million, $(10.8) million, and $(7.1) million, respectively, in other income. Net gain (loss) on derivatives and hedging activities for the years ended December 31, 2006, 2005, and 2004 are as follows (dollars in thousands):

	2006	2005	2004
Net gain (loss) related to fair-value hedge ineffectiveness	$10,417	$(9,544)	$(2,556)
Net gain (loss) resulting from economic hedges not receiving hedge accounting	123	(1,299)	(4,498)
Net gain (loss) on derivatives and hedging activities	$10,540	$(10,843)	$(7,054)

There were no amounts for the years ended December 31, 2006, 2005, and 2004, that were reclassified into earnings as a result of the discontinuance of cash-flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

As of December 31, 2006, the amount of deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is $1.3 million.

The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at December 31, 2006 and 2005 (dollars in thousands):

	December 31, 2006		December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$29,303,303	$(219,986)	$23,402,416	$(350,940)
Economic	172,500	(82)	221,500	(205)
Interest-rate swaptions:
Economic	150,000	—	525,000	71
Interest-rate caps/floors:
Fair value	454,800	3,842	317,000	4,172
Economic	446,000	—	446,000	1
Member intermediated	20,000	—	—	—
Forward contracts:
Economic	—	—	5,000	(11)
Total	30,546,603	(216,226)	24,916,916	(346,912)
Mortgage-delivery commitments(1)	6,573	(24)	7,342	13
Total derivatives	$30,553,176	(216,250)	$24,924,258	(346,899)
Accrued interest		224,062		136,484
Net derivatives fair value		$7,812		$(210,415)
Derivative assets		$128,373		$45,447
Derivative liabilities		(120,561)		(255,862)
Net derivatives fair value		$7,812		$(210,415)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

Note 18—Estimated Fair Values

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2006 and 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

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

Advances.   The Bank determines the estimated fair value of advances with fixed rates and advances with complex floating rates by calculating the present value of expected cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances and loans with similar terms. In accordance with the Finance Board’s advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

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

Mandatorily Redeemable Capital Stock.   The fair value of capital subject to mandatory redemption is generally at par value. Capital stock can only be acquired by the Bank’s members at par value and redeemed at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the Bank’s cooperative structure.

Commitments.   The estimated fair value of the Bank’s standby bond-purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of the Bank’s standby letters of credit was immaterial at December 31, 2006 and 2005.

Commitments to Extend Credit for Mortgage Loans.   Certain mortgage-loan-purchase commitments are recorded as derivatives at their fair value.

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2006, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$8,197	$—	$8,197
Interest-bearing deposits in banks	940,050	(7)	940,043
Securities purchased under agreements to resell	3,250,000	1	3,250,001
Federal funds sold	2,606,500	(15)	2,606,485
Trading securities	151,362	—	151,362
Available-for-sale securities	988,058	—	988,058
Held-to-maturity securities	7,306,191	1,817	7,308,008
Advances	37,342,125	(52,088)	37,290,037
Mortgage loans, net	4,502,182	(101,404)	4,400,778
Accrued interest receivable	213,934	—	213,934
Derivative assets	128,373	—	128,373
Liabilities:
Deposits	(1,124,009)	622	(1,123,387)
Consolidated obligations:
Bonds	(35,518,442)	206,126	(35,312,316)
Discount notes	(17,723,515)	1,806	(17,721,709)
Mandatorily redeemable capital stock	(12,354)	—	(12,354)
Accrued interest payable	(357,600)	—	(357,600)
Derivative liabilities	(120,561)	—	(120,561)
Other:
Commitments to extend credit for advances	—	(3,303)	(3,303)
Standby bond-purchase agreements	—	915	915

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2005, were as follows (dollars in thousands):

		Net	Estimated
	Carrying	Unrealized	Fair
	Value	Gain/(Loss)	Value
Financial instruments
Assets:
Cash and due from banks	$9,683	$—	$9,683
Interest-bearing deposits in banks	2,130,050	(170)	2,129,880
Federal funds sold	4,775,000	(164)	4,774,836
Trading securities	216,578	—	216,578
Available-for-sale securities	1,016,488	—	1,016,488
Held-to-maturity securities	6,328,672	21,602	6,350,274
Advances	38,067,896	(81,350)	37,986,546
Mortgage loans, net	4,886,494	(96,463)	4,790,031
Accrued interest receivable	190,056	—	190,056
Derivative assets	45,447	—	45,447
Liabilities:
Deposits	(602,091)	828	(601,263)
Consolidated obligations:
Bonds	(29,442,073)	191,662	(29,250,411)
Discount notes	(24,339,903)	2,797	(24,337,106)
Mandatorily redeemable capital stock	(8,296)	—	(8,296)
Accrued interest payable	(276,427)	—	(276,427)
Derivative liabilities	(255,862)	—	(255,862)
Other:
Commitments to extend credit for advances	—	(2,802)	(2,802)
Standby bond-purchase agreements	—	937	937

Note 19—Commitments and Contingencies

As described in Note 13, as provided by the FHLBank Act or Finance Board regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on CO’s for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s COs, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at December 31, 2006 and 2005. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable were approximately $895.6 billion and $880.4 billion at December 31, 2006 and 2005, respectively.

Commitments to Extend Credit.   Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $76.4 million and $71.2 million at December 31, 2006 and 2005, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005
Outstanding notional	$1,792,749	$117,594
Original terms	Two months to 20 years	One year to 20 years
Final expiration year	2024	2024

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $579,000 and $37,000 at December 31, 2006 and 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 8 for additional information. The estimated fair values of commitments as of December 31, 2006 and 2005, is reported in Note 18.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both December 31, 2006 and 2005. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans.   Commitments that obligate the Bank to purchase mortgage loans totaled $6.6 million and $7.3 million at December 31, 2006 and 2005, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements.   The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2011. Total commitments for bond purchases were $537.3 million and $554.0 million at December 31, 2006 and 2005, respectively. The Bank had agreements with three state housing authorities at December 31, 2006 and 2005. During 2006 and 2005, the Bank was not required to purchase any bonds under these agreements. The estimated fair value of standby bond-purchase agreements as of December 31, 2006 and 2005, is reported in Note 18.

Counterparty Credit Exposure.   The Bank generally executes derivatives with counterparties rated A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of December 31, 2006 and 2005, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $55.0 million and $122.6 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Forward-Settling Derivative Contracts.   As of December 31, 2006, the Bank had entered into derivatives with notional amounts totaling $650.0 million with settlement dates in 2007. As of December 31, 2005, the Bank had entered into derivatives with notional amounts totaling $550.0 million with settlement dates in 2006. All such forward-settling derivative contracts have been recorded at their fair value.

Unsettled Consolidated Obligations.   The Bank entered into $500.0 million and $62.0 million par value of CO bonds that had traded but not settled as of December 31, 2006 and 2005, respectively. Additionally, the Bank entered into $29.8 million par value of CO DNs that had traded but not settled as of December 31, 2006. There were no unsettled CO DNs as of December 31, 2005.

Lease Commitments.   The Bank charged to operating expense net rental costs of approximately $3.8 million, $3.7 million, and $3.6 million during the years ending December 31, 2006, 2005, and 2004, respectively. Future minimum rentals at December 31, 2006, were as follows (dollars in thousands):

Year	Premises	Equipment	Total
2007	$3,646	$16	$3,662
2008	3,655	16	3,671
2009	3,665	6	3,671
2010	3,675	—	3,675
2011	3,684	—	3,684
Thereafter	3,733	—	3,733
Total	$22,058	$38	$22,096

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

Other commitments and contingencies are discussed in Notes 8, 9, 10, 13, 14, 15, and 17.

Note 20—Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties.   The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investment in the Bank. In addition, certain former members and nonmembers that still have outstanding transactions with the Bank are also required to maintain their investment in the Bank’s capital stock until the transactions mature or are paid off. All advances are issued to members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between the Bank and the member institution. All transactions with members are entered into in the normal course of business. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members. The Bank defines related parties as 1) those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding and 2) other FHLBanks. As discussed in Note 14, Bank of America Rhode Island, N.A. and Citizens Financial Group held more than 10 percent of the Bank’s total capital stock outstanding as of December 31, 2006. Advances and capital stock activity with Bank of America Rhode Island, N.A. and Citizens Financial Group are discussed in Notes 8 and 14.

Transactions with Other FHLBanks.   The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations.   The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $14.7 million and $15.0 million at December 31, 2006 and 2005, respectively (see Note 6). The Bank recorded interest income of $817,000, $822,000, and $932,000 from these investment securities for the years ended December 31, 2006, 2005, and 2004 respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Overnight Funds.   The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks is included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any loans to other FHLBanks outstanding at December 31, 2006 and 2005. Interest income from loans to other FHLBanks during the years ended December 31, 2006, 2005, and 2004, are shown in the following table, by FHLBank (dollars in thousands):

	2006	2005	2004
Interest Income from Other FHLBanks
FHLBank of Dallas	$7	$—	$—
FHLBank of Cincinnati	2	—	7
FHLBank of Pittsburgh	—	3	10
Total	$9	$3	$17

The Bank did not have any borrowings from other FHLBanks outstanding at December 31, 2006 and 2005. Interest expense from borrowings from other FHLBanks for the years ended December 31, 2006, 2005, and 2004, are shown in the following table, by FHLBank (dollars in thousands):

	2006	2005	2004
Interest Expense from Other FHLBanks
FHLBank of Atlanta	$—	$1	$13
FHLBank of Chicago	7	—	1
FHLBank of Cincinnati	258	196	8
FHLBank of Dallas	17	—	—
FHLBank of Indianapolis	—	3	2
FHLBank of New York	—	—	4
FHLBank of Pittsburgh	—	2	1
FHLBank of San Francisco	14	82	20
FHLBank of Seattle	—	—	6
FHLBank of Topeka	2	12	6
Total	$298	$296	$61

Advances.   From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. Upon such an event, the two FHLBanks may agree to transfer the advances of the acquired member to the FHLBank of the surviving member. FHLBanks may also agree to the purchase and sale of any attendant hedges. There were no transfers of advances between the Bank and other FHLBanks during the years ended December 31, 2006 and 2005.

MPF Mortgage Loans.   In the ordinary course of business, the Bank sells to the FHLBank of Chicago participations in mortgage assets that the Bank purchases from its members. During the years ended December 31, 2006, 2005, and 2004, the Bank sold to the FHLBank of Chicago approximately $109.0 million, $1.7 billion, and $3.6 billion, respectively, in such mortgage-loan participations.

Beginning in 2004, the Bank began paying a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $1.1 million, $563,000, and $78,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the years ended December 31, 2006, 2005, and 2004, respectively, which has been recorded in the statements of income as other expense.

Consolidated Obligations.   From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and upon transfer we became the primary obligor. During the year ended December 31, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had been the obligation of the FHLBank of Chicago. There were no transfers of debt obligations between the Bank and other FHLBanks during the year ended December 31, 2005.

Note 21—Subsequent Event

On February 16, 2007, the board of directors approved payment of a cash dividend at an annualized rate of 6.75 percent based on capital stock balances outstanding during the fourth quarter of 2006. The dividend amounted to $39.8 million and was paid on March 2, 2007.