Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Boston
filed 2007-05-11
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐ Yes                ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2007
Class B Stock, par value $100	24,124,724

Federal Home Loan Bank of Boston
Form 10-Q
Table of Contents

i

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$7,810	$8,197
Interest-bearing deposits in banks	875,050	940,050
Securities purchased under agreements to resell	3,000,000	3,250,000
Federal funds sold	4,659,000	2,606,500
Investments:
Trading securities	134,212	151,362
Available-for-sale securities - includes $36,733 and $54,151 pledged as collateral at March 31, 2007, and December 31, 2006, respectively, that may be repledged	975,877	988,058
Held-to-maturity securities (a)	7,081,134	7,306,191
Advances	38,161,172	37,342,125
Mortgage loans held for portfolio, net of allowance for credit losses of $125 at March 31, 2007, and December 31, 2006	4,384,995	4,502,182
Accrued interest receivable	204,863	213,934
Premises, software, and equipment, net	5,945	6,370
Derivative assets	132,697	128,373
Other assets	28,051	26,439

Total Assets	$59,650,806	$57,469,781

LIABILITIES
Deposits:
Interest-bearing	$1,127,753	$1,119,051
Non-interest-bearing	5,570	4,958
Total deposits	1,133,323	1,124,009

Consolidated obligations, net:
Bonds	34,404,290	35,518,442
Discount notes	21,024,526	17,723,515
Total consolidated obligations, net	55,428,816	53,241,957

Mandatorily redeemable capital stock	19,554	12,354
Accrued interest payable	323,659	357,600
Affordable Housing Program (AHP)	46,479	44,971
Payable to Resolution Funding Corporation (REFCorp)	12,098	13,275
Derivative liabilities	92,014	120,561
Other liabilities	21,406	22,540

Total liabilities	57,077,349	54,937,267
Commitments and contingencies (Note 15)

CAPITAL
Capital stock – Class B – putable ($100 par value), 23,790 shares and 23,425 shares issued and outstanding at March 31, 2007, and December 31, 2006	2,378,964	2,342,517
Retained earnings	190,881	187,304
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	4,513	3,290
Net unrealized gain relating to hedging activities	1,513	1,884
Pension and postretirement benefits	(2,414)	(2,481)

Total capital	2,573,457	2,532,514

Total Liabilities and Capital	$59,650,806	$57,469,781

(a)   Fair values of held-to-maturity securities were $7,086,549 and $7,308,008 at March 31, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Advances	$485,729	$457,175
Prepayment fees on advances, net	670	(279)
Interest-bearing deposits in banks	18,523	19,952
Securities purchased under agreements to resell	27,737	6,719
Federal funds sold	39,251	42,817
Investments:
Trading securities	2,071	2,999
Available-for-sale securities	11,721	10,019
Held-to-maturity securities	98,278	78,079
Prepayment fees on investments	1,932	1,759
Mortgage loans held for portfolio	56,295	60,627
Total interest income	742,207	679,867

INTEREST EXPENSE
Consolidated obligations:
Bonds	423,062	308,513
Discount notes	238,119	292,086
Deposits	10,804	4,787
Mandatorily redeemable capital stock	251	122
Other borrowings	4	172
Total interest expense	672,240	605,680

NET INTEREST INCOME	69,967	74,187

Reduction of provision for credit losses	—	(55)

NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	69,967	74,242

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	(215)
Service fees	1,066	533
Net unrealized loss on trading securities	(74)	(1,593)
Net gain on derivatives and hedging activities	996	913
Other	2	(30)
Total other income (loss)	1,990	(392)

OTHER EXPENSE
Operating	11,559	10,643
Finance Board and Office of Finance	1,067	902
Other	273	274
Total other expense	12,899	11,819

INCOME BEFORE ASSESSMENTS	59,058	62,031

AHP	4,847	5,076
REFCorp	10,842	11,391
Total assessments	15,689	16,467

NET INCOME	$43,369	$45,564

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749

Proceeds from sale of capital stock	1,890	188,989			188,989
Repurchase/redemption of capital stock	(42)	(4,173)			(4,173)
Reclassifications of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			45,564		45,564
Other comprehensive income:
Net unrealized gains on available-for-sale securities				3,114	3,114
Reclassification adjustment for previously deferred hedging gains and losses included in income				(482)	(482)
Total comprehensive income					48,196
Cash dividends on capital stock (5.25%) (1)			(34,148)		(34,148)

BALANCE, MARCH 31, 2006	27,090	$2,709,033	$146,502	$14,150	$2,869,685

BALANCE, DECEMBER 31, 2006	23,425	$2,342,517	$187,304	$2,693	$2,532,514

Proceeds from sale of capital stock	1,340	134,024			134,024
Repurchase/redemption of capital stock	(890)	(89,027)			(89,027)
Reclassifications of shares to mandatorily redeemable capital stock	(85)	(8,550)			(8,550)
Comprehensive income:
Net income			43,369		43,369
Other comprehensive income:
Net unrealized gains on available-for-sale securities				1,223	1,223
Reclassification adjustment for previously deferred hedging gains and losses included in income				(371)	(371)
Minimum pension liability adjustment				67	67
Total comprehensive income					44,288
Cash dividends on capital stock (6.75%) (1)			(39,792)		(39,792)

BALANCE, MARCH 31, 2007	23,790	$2,378,964	$190,881	$3,612	$2,573,457

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES

Net income	$43,369	$45,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,517	61,352
Reduction of provision for credit losses on mortgage loans	—	(55)
Change in net fair-value adjustments on derivatives and hedging activities	(781)	(2,573)
Other adjustments	—	215
Net change in:
Trading securities	17,150	11,280
Accrued interest receivable	9,071	(18,697)
Other assets	(755)	839
Net derivative accrued interest	(14,239)	(24,364)
Accrued interest payable	(33,941)	(2,477)
Other liabilities	(319)	(2,078)

Total adjustments	(8,297)	23,442
Net cash provided by operating activities	35,072	69,006

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits in banks	65,000	435,000
Securities purchased under agreements to resell	250,000	(250,000)
Federal funds sold	(2,052,500)	(1,327,000)
Premises, software, and equipment	(92)	(152)
Available-for-sale securities:
Proceeds	6,675	—
Held-to-maturity securities:
Proceeds	662,841	556,092
Purchases	(438,203)	(598,845)
Advances to members:
Proceeds	107,278,137	220,475,079
Disbursements	(108,076,118)	(223,099,201)
Mortgage loans held for portfolio:
Proceeds	155,577	155,599
Purchases	(41,272)	(108,199)

Net cash used in investing activities	(2,189,955)	(3,761,627)

FINANCING ACTIVITIES

Net change in deposits	9,338	83,276
Net proceeds from issuance of consolidated obligations:
Discount notes	222,694,934	196,755,024
Bonds	9,145,556	1,401,848
Bonds transferred from other FHLBanks	—	19,872
Payments for maturing and retiring consolidated obligations:
Discount notes	(219,390,341)	(193,228,715)
Bonds	(10,308,625)	(1,491,648)
Proceeds from issuance of capital stock	134,024	188,989
Payments for redemption of mandatorily redeemable capital stock	(1,350)	—
Payments for repurchase/redemption of capital stock	(89,027)	(4,173)
Cash dividends paid	(40,013)	(30,176)

Net cash provided by financing activities	2,154,496	3,694,297

Net (decrease) increase in cash and cash equivalents	(387)	1,676

Cash and cash equivalents at beginning of the year	8,197	9,683

Cash and cash equivalents at yearend	$7,810	$11,359

Supplemental disclosure:
Interest paid	$695,900	$562,621
AHP payments	$3,090	$2,208
REFCorp assessments paid	$12,020	$14,390

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston (the Bank) audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Note 2 – Trading Securities

Major Security Types. Trading securities as of March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Mortgage-backed securities (MBS)
U.S. government guaranteed	$40,214	$42,677
Government-sponsored enterprises	57,616	63,685
Other	36,382	45,000

Total	$134,212	$151,362

Net losses on trading securities for the three months ended March 31, 2007 and 2006, include a change in net unrealized holding losses of $74,000 and $1.6 million for securities held on March 31, 2007 and 2006, respectively.

The Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

Note 3 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2007, were as follows (dollars in thousands):

		SFAS 133 Carrying	Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$351,150	$25,891	$3,127	$(77)	$380,091
U.S. government corporations	213,598	8,944	534	—	223,076
Government-sponsored enterprises	177,593	6,372	541	(556)	183,950
Other FHLBanks’ bonds	14,653	8	13	—	14,674

	756,994	41,215	4,215	(633)	801,791
Mortgage-backed securities
Government-sponsored enterprises	172,421	734	931	—	174,086

Total	$929,415	$41,949	$5,146	$(633)	$975,877

Available-for-sale securities as of December 31, 2006, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$351,299	$28,963	$2,366	$(144)	$382,484
U.S. government corporations	213,654	11,828	133	—	225,615
Government-sponsored enterprises	184,342	7,382	564	(741)	191,547
Other FHLBanks’ bonds	14,685	15	16	—	14,716

	763,980	48,188	3,079	(885)	814,362
Mortgage-backed securities
Government-sponsored enterprises	172,619	(19)	1,096	—	173,696

Total	$936,599	$48,169	$4,175	$(885)	$988,058

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2007, and December 31, 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$34,161	$34,199	$40,913	$40,974
Due after one year through five years	54,903	54,831	54,904	54,685
Due after five years through 10 years	14,459	14,077	14,477	14,053
Due after 10 years	653,471	698,684	653,686	704,650
	756,994	801,791	763,980	814,362

Mortgage-backed securities	172,421	174,086	172,619	173,696

Total	$929,415	$975,877	$936,599	$988,058

As of March 31, 2007, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $45.3 million. Of that amount, $42.1 million relates to non-MBS securities and $3.2 million relates to MBS securities. As of December 31, 2006, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $45.8 million. Of that amount, $42.4 million relates to non-MBS securities and $3.4 million relates to MBS securities.

Note 4 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of March 31, 2007, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency obligations	$60,795	$1,079	$—	$61,874
State or local housing-agency obligations	309,749	6,055	(266)	315,538
	370,544	7,134	(266)	377,412

Mortgage-backed securities
U.S. government guaranteed	15,414	628	(1)	16,041
Government-sponsored enterprises	936,779	6,632	(7,454)	935,957
Other	5,758,397	7,515	(8,773)	5,757,139
	6,710,590	14,775	(16,228)	6,709,137

Total	$7,081,134	$21,909	$(16,494)	$7,086,549

Held-to-maturity securities as of December 31, 2006, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency obligations	$62,823	$879	$—	$63,702
State or local housing-agency obligations	315,545	3,763	(1,394)	317,914
	378,368	4,642	(1,394)	381,616

Mortgage-backed securities
U.S. government guaranteed	16,226	458	(15)	16,669
Government-sponsored enterprises	1,022,039	7,969	(9,207)	1,020,801
Other	5,889,558	8,992	(9,628)	5,888,922
	6,927,823	17,419	(18,850)	6,926,392

Total	$7,306,191	$22,061	$(20,244)	$7,308,008

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the carrying amount of any of the securities.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2007, and December 31, 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$855	$862	$855	$866
Due after one year through five years	7,623	7,930	8,065	8,385
Due after five years through 10 years	4,029	4,240	4,265	4,471
Due after 10 years	358,037	364,380	365,183	367,894
	370,544	377,412	378,368	381,616

Mortgage-backed securities	6,710,590	6,709,137	6,927,823	6,926,392

Total	$7,081,134	$7,086,549	$7,306,191	$7,308,008

As of March 31, 2007, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $1.4 million. Of that amount, $458,000 relates to non-MBS and $896,000 relates to MBS. As of December 31, 2006, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $822,000. Of that amount, $471,000 relates to non-MBS and $351,000 relates to MBS.

Note 5 – Advances

Redemption Terms. At March 31, 2007, and December 31, 2006, the Bank had advances outstanding, including AHP advances, at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	March 31, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$10,381	5.71%	$8,285	5.66%
Due in one year or less	21,273,632	5.16	21,541,880	5.12
Due after one year through two years	5,382,086	4.83	4,424,213	4.67
Due after two years through three years	3,785,351	5.06	3,811,448	4.91
Due after three years through four years	2,437,877	4.92	2,348,233	5.06
Due after four years through five years	1,603,701	4.90	1,984,555	4.92
Thereafter	3,663,712	4.54	3,240,144	4.58

Total par value	38,156,740	5.02%	37,358,758	4.98%

Premium on advances	3,425		4,031
Discount on advances	(13,588)		(13,413)
SFAS 133 hedging adjustments	14,595		(7,251)

Total	$38,161,172		$37,342,125

At both March 31, 2007, and December 31, 2006, the Bank had callable advances outstanding totaling $30.0 million.

The following table summarizes advances at March 31, 2007, and December 31, 2006, by year of original maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	March 31, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$10,381	$8,285
Due in one year or less	21,303,632	21,571,880
Due after one year through two years	5,382,086	4,424,213
Due after two years through three years	3,785,351	3,811,448
Due after three years through four years	2,437,877	2,348,233
Due after four years through five years	1,573,701	1,954,555
Thereafter	3,663,712	3,240,144

Total par value	$38,156,740	$37,358,758

At March 31, 2007, and December 31, 2006, the Bank had putable advances outstanding totaling $6.0 billion and $5.4 billion, respectively.

The following table summarizes advances outstanding at March 31, 2007, and December 31, 2006, by year of original maturity or next put date for putable advances (dollars in thousands):

Year of Maturity or Next Put Date	March 31, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$10,381	$8,285
Due in one year or less	25,837,357	25,745,480
Due after one year through two years	5,655,386	4,476,013
Due after two years through three years	3,087,351	3,320,798
Due after three years through four years	993,027	1,120,083
Due after four years through five years	1,026,651	1,105,255
Thereafter	1,546,587	1,582,844

Total par value	$38,156,740	$37,358,758

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities; residential mortgage loans; cash or deposits and member capital stock in the Bank, and other eligible real-estate-related assets as collateral on such advances. Community financial institutions (CFIs) are eligible, under expanded statutory collateral rules, to use secured small business, small farm, and small agriculture loans, and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s Class B capital stock in the Bank. At March 31, 2007, and December 31, 2006, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Par amount of advances
Fixed-rate	$33,312,127	$32,657,735
Variable-rate	4,844,613	4,701,023

Total	$38,156,740	$37,358,758

Variable-rate advances noted in the above table include advances outstanding at March 31, 2007, and December 31, 2006, totaling $383.8 million and $393.8 million, respectively, which contain embedded interest-rate caps and floors.

Note 6 – Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies.

An analysis of the AHP liability for the three months ended March 31, 2007, and the year ended December 31, 2006, follows (dollars in thousands):

Roll-Forward of the AHP Liability	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006

Balance at beginning of period	$44,971	$35,957
AHP expense for the period	4,847	21,848
AHP direct grant disbursements	(3,090)	(11,142)
AHP subsidy for below-market-rate advance disbursements	(273)	(2,077)
Return of previously disbursed grants and subsidies	24	385

Balance at end of period	$46,479	$44,971

Note 7 – Mortgage Loans Held for Portfolio

The Bank’s Mortgage Partnership Finance® (MPF®) program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held for portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance home-mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Real estate
Fixed-rate 15-year single-family mortgages	$1,268,683	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	3,089,688	3,152,175
Premiums	40,267	42,274
Discounts	(12,392)	(12,758)
Deferred derivative gains and losses, net	(1,126)	(1,146)

Total mortgage loans held for portfolio	4,385,120	4,502,307

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,384,995	$4,502,182

The following table details the par value of mortgage loans held for portfolio at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006

Conventional loans	$3,867,270	$3,960,692
Government-insured loans	491,101	513,245

Total par value	$4,358,371	$4,473,937

® “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

An analysis of the allowance for credit losses for the three months ended March 31, 2007 and 2006, follows (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006

Balance at beginning of period	$125	$1,843
Reduction of provision for credit losses	—	(55)

Balance at end of period	$125	$1,788

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At March 31, 2007, and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at March 31, 2007, and December 31, 2006, totaled $4.0 million and $4.8 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. Real estate owned (REO) at March 31, 2007, and December 31, 2006, totaled $1.4 million and $1.3 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the three months ended March 31, 2007 and 2006, the Bank sold REO assets with a recorded carrying value of $988,000 and $320,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $30,000 and $7,000 on the sale of REO assets during the three months ended March 31, 2007 and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank recorded expenses associated with maintaining these properties totaling $7,000 and $3,000, respectively. These expenses are recorded in other expense.

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

The following table details interest-bearing and non-interest-bearing deposits as of March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Interest bearing
Demand and overnight	$1,098,723	$1,087,454
Term	26,853	28,756
Other	2,177	2,841
Non-interest bearing
Other	5,570	4,958

Total deposits	$1,133,323	$1,124,009

Note 9 – Consolidated Obligations

Consolidated obligations (COs) consist of consolidated bonds and discount notes (DNs) and, as provided by the FHLBank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue COs through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Board and the U.S Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. COs are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated DNs are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated bonds outstanding at March 31, 2007, and December 31, 2006, by year of original maturity (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$11,052,330	4.40%	$14,211,705	4.45%
Due after one year through two years	8,669,600	4.65	9,091,950	4.51
Due after two years through three years	5,412,585	4.99	3,611,185	4.52
Due after three years through four years	2,042,270	4.63	1,635,770	4.48
Due after four years through five years	1,185,500	5.04	1,289,600	4.81
Thereafter	9,109,400	5.66	8,794,000	5.66

Total par value	37,471,685	4.88%	38,634,210	4.76%

Bond premium	14,381		14,719
Bond discount	(2,994,490)		(3,009,308)
SFAS 133 hedging adjustments	(87,286)		(121,179)

Total	$34,404,290		$35,518,442

Consolidated bonds outstanding at March 31, 2007, and December 31, 2006, include callable bonds totaling $22.1 billion and $22.3 billion, respectively.

The Bank’s consolidated bonds outstanding at March 31, 2007, and December 31, 2006, included (dollars in thousands):

	March 31, 2007	December 31, 2006
Par amount of consolidated bonds
Noncallable or non-putable	$15,415,685	$16,298,210
Callable	22,056,000	22,336,000

Total par amount	$37,471,685	$38,634,210

The following table summarizes consolidated bonds outstanding at March 31, 2007, and December 31, 2006, by year of original maturity or next call date (dollars in thousands):

Year of Maturity or Next Call Date	March 31, 2007	December 31, 2006

Due in one year or less	$27,643,330	$26,892,705
Due after one year through two years	4,069,600	5,871,950
Due after two years through three years	2,162,585	2,176,185
Due after three years through four years	907,270	715,770
Due after four years through five years	245,500	569,600
Thereafter	2,443,400	2,408,000

Total par value	$37,471,685	$38,634,210

Interest-Rate-Payment Terms. The following table details consolidated bonds by interest-rate-payment terms at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006
Par amount of consolidated bonds
Fixed-rate bonds	$32,445,685	$33,153,210
Step-up bonds	340,000	795,000
Simple variable-rate bonds	1,000,000	1,000,000
Zero-coupon bonds	3,686,000	3,686,000

Total par amount	$37,471,685	$38,634,210

Consolidated Discount Notes. Consolidated DNs are issued to raise short-term funds. The Bank’s participation in consolidated DNs, all of which are due within one year, was as follows (dollars in thousands):

		Weighted
		Average
	Book Value	Par Value	Rate

March 31, 2007	$21,024,526	$21,127,076	5.17%

December 31, 2006	$17,723,515	$17,780,433	5.11%

Note 10 – Capital

The Bank is subject to three capital requirements under its capital structure plan and Finance Board rules and regulations. The Bank must maintain at all times:

1.               Permanent capital in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with Bank policy and rules and regulations of the Finance Board. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

2.               At least a four percent total capital-to-assets ratio.

3.               At least a five percent leverage capital-to-assets ratio. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2007, and December 31, 2006  (dollars in thousands).

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$358,919	$2,589,399	$342,352	$2,542,175

Total regulatory capital	$2,386,032	$2,589,399	$2,298,791	$2,542,175
Total capital-to-asset ratio	4.0%	4.3%	4.0%	4.4%

Leverage capital	$2,982,540	$3,884,099	$2,873,489	$3,813,262
Leverage ratio	5.0%	6.5%	5.0%	6.6%

Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with these regulatory requirements.

Note 11 – Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $887,000 and $661,000 for the three months ended March 31, 2007 and 2006, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

Also, the Bank maintains a nonqualified, unfunded defined benefit plan (supplemental retirement plan) covering certain senior officers, and the Bank sponsors a fully insured retirement benefit program (postretirement benefit plan) that includes life insurance benefits for eligible retirees.

Components of net periodic pension cost for the Bank’s supplemental retirement plan and postretirement benefit plan for the three months ended March 31, 2007 and 2006, were (dollars in thousands):

	Supplemental Retirement Plan For the Three Months Ended March 31,		Postretirement Benefit Plan For the Three Months Ended March 31,
	2007	2006	2007	2006

Service cost	$94	$100	$5	$4
Interest cost	119	106	5	4
Amortization of unrecognized prior service cost	5	8	—	—
Amortization of unrecognized net actuarial loss	56	81	—	1
Amortization of unrecognized obligation	5	5	—	—

Net periodic benefit cost	$279	$300	$10	$9

Note 12 – Segment Information

The Bank analyzes its financial performance based on the net interest income of two operating segments based upon its method of internal reporting: mortgage-loan finance and all other business activity. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan finance segment includes mortgage loans acquired through the MPF program and the related funding. Income from the mortgage-loan finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

The following table presents net interest income after reduction of provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Net Interest Income after Reduction of Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2007	$7,901	$62,066	$69,967	$1,990	$12,899	$59,058

2006	$9,849	$64,393	$74,242	$(392)	$11,819	$62,031

The following table presents total assets by business segment as of March 31, 2007, and December 31, 2006 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

March 31, 2007	$4,407,778	$55,243,028	$59,650,806

December 31, 2006	$4,525,354	$52,944,427	$57,469,781

The following table presents average-earning assets by business segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total

2007	$4,443,130	$52,335,502	$56,778,632

2006	$4,847,252	$54,840,559	$59,687,811

Note 13 – Derivatives and Hedging Activities

For the three months ended March 31, 2007 and 2006, the Bank recorded a net gain on derivatives and hedging activities totaling $996,000, and $913,000, respectively, in other income. Net gain on derivatives and hedging activities for the three months ended March 31, 2007 and 2006, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006

Net gain related to fair-value hedge ineffectiveness	$1,123	$184
Net (loss) gain resulting from economic hedges not receiving hedge accounting	(127)	729

Net gain on derivatives and hedging activities	$996	$913

The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$29,005,052	$(200,181)	$29,303,303	$(219,986)
Economic	150,500	(313)	172,500	(82)

Interest-rate swaptions:
Economic	—	—	150,000	—

Interest-rate caps/floors:
Fair value	424,800	2,893	454,800	3,842
Economic	417,000	—	446,000	—
Member intermediated	20,000	—	20,000	—

Total	30,017,352	(197,601)	30,546,603	(216,226)

Mortgage-delivery commitments (1)	8,258	(16)	6,573	(24)

Total derivatives	$30,025,610	(197,617)	$30,553,176	(216,250)

Accrued interest		238,300		224,062

Net derivatives fair value		$40,683		$7,812

Derivative assets		$132,697		$128,373
Derivative liabilities		(92,014)		(120,561)

Net derivatives fair value		$40,683		$7,812

(1)     Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

Credit Risk. At March 31, 2007, and December 31, 2006, the Bank’s maximum credit risk was approximately $132.7 million and $128.4 million, respectively. These totals include $172.8 million and $180.0 million of net accrued interest receivable at March 31, 2007, and December 31, 2006, respectively. In determining maximum credit risk, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities, including accrued interest and cash with a fair value of $141.1 million and $133.7 million as collateral as of March 31, 2007, and December 31, 2006, respectively. This collateral has not been sold or repledged. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank generally executes derivatives with counterparties rated single-A or better by either Standard and Poor’s Rating Services (S&P) or Moody’s Investor Service (Moody’s). Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 15 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Note 14 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$424,937	17.7%	$324,338	13.8%
Citizens Financial Group (1)	352,588	14.7	363,544	15.4

(1)               Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank. Capital stock outstanding to these five members is aggregated in the above table.

The following table presents outstanding advances and total accrued interest receivable from advances as of March 31, 2007, and December 31, 2006 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of March 31, 2007
Bank of America Rhode Island, N.A., Providence, RI	$9,679,099	25.4%	$42,476	28.4%
Citizens Financial Group	7,004,825	18.4	28,757	19.3

As of December 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	20.6%	$39,653	26.7%
Citizens Financial Group	7,005,329	18.8	28,647	19.3

The Bank recognized interest income on advances outstanding with the above members during the three months ended March 31, 2007 and 2006, as follows (dollars in thousands):

	For the Three Months Ended March 31,
Name	2007	2006

Bank of America Rhode Island, N.A., Providence, RI	$107,101	$113,503
Citizens Financial Group	92,393	66,115

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2007 (dollars in thousands):

	Advances Outstanding at	For the Three Months Ended March 31, 2007		Advances Outstanding at
	December 31, 2006	Disbursements to Members	Payments from Members	March 31, 2007

Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	$8,151,939	$(6,181,212)	$9,679,099
Citizens Financial Group	7,005,329	6,036,500	(6,037,004)	7,004,825

Standby Letters of Credit. The Bank had $35.7 million and $39.3 million of outstanding standby letters of credit to Bank of America Rhode Island, N.A. as of March 31, 2007, and December 31, 2006, respectively.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other

FHLBank COs classified as available-for-sale was $14.7 million at both March 31, 2007, and December 31, 2006, respectively (see Note 3). The Bank recorded interest income of $202,000, and $204,000 from these investment securities for the three months ended March 31, 2007 and 2006, respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Consolidated Obligations. From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and upon transfer we became the primary obligor. There were no transfers of debt obligations between the Bank and other FHLBanks during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had been the obligation of the FHLBank of Chicago.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any borrowings from other FHLBanks outstanding at March 31, 2007, and December 31, 2006. Interest expense from borrowings from other FHLBanks for the three months ended March 31, 2007 and 2006, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended March 31,
Interest Expense from Other FHLBanks	2007	2006

FHLBank of Cincinnati	$—	$165

Total	$—	$165

MPF Mortgage Loans. The Bank historically sold to the FHLBank of Chicago participations in mortgage assets that the Bank purchased from its members. During the three months ended March 31, 2007, the Bank did not sell any mortgage-loan participations to the FHLBank of Chicago. During the three months ended March 31, 2006, the Bank sold to the FHLBank of Chicago approximately $79.4 million in such mortgage-loan participations.

The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $263,000 and $262,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2007 and 2006, respectively, which has been recorded in the statements of income as other expense.

Note 15 – Commitments and Contingencies

As provided by both the FHLBank Act and Finance Board regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34  (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s COs, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at March 31, 2007, and December 31, 2006. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable were approximately $892.9 billion and $895.6 billion at March 31, 2007, and December 31, 2006, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $169.7 million and $76.4 million at March 31, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed for members for a fee. Outstanding standby letters of credit as of March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31, 2007	December 31, 2006

Outstanding notional	$2,024,386	$1,792,749
Original terms	Three months to 20 years	Two months to 20 years
Final expiration year	2024	2024

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $441,000 and $579,000 at March 31, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both March 31, 2007, and December 31, 2006. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $8.3 million and $6.6 million at March 31, 2007, and December 31, 2006, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2012. Total commitments for bond purchases were $536.2 million and $537.3 million at March 31, 2007, and December 31, 2006, respectively. The Bank had agreements with three state housing authorities at March 31, 2007, and December 31, 2006. For the three months ended March 31, 2007, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank generally executes derivatives with counterparties rated single A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of March 31, 2007, and December 31, 2006, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $37.1 million and $55.0 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Forward-Settling Derivative Contracts. As of both March 31, 2007, and December 31, 2006, the Bank had entered into derivatives with notional amounts totaling $650.0 million with settlement dates in 2007. All such forward-settling derivative contracts have been recorded at fair value.

Unsettled Consolidated Obligations. The Bank entered into $631.5 million and $500.0 million par value of CO bonds that had traded but not settled as of March 31, 2007, and December 31, 2006, respectively. Additionally, the Bank entered into $29.3 million and $29.8 million par value of CO DNs that had traded but not settled as of March 31, 2007, and December 31, 2006, respectively.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2006, have been derived from the Bank’s audited financial statements. Financial highlights for the March 31, 2007 and 2006, interim periods have been derived from the Bank’s unaudited financial statements (dollars in thousands).

	March 31,	December 31,
	2007	2006
Statement of Condition
Total assets	$59,650,806	$57,469,781
Investments (1)	13,725,273	11,992,161
Securities purchased under agreements to resell	3,000,000	3,250,000
Advances	38,161,172	37,342,125
Mortgage loans held for portfolio, net	4,384,995	4,502,182
Deposits and other borrowings	1,133,323	1,124,009
Consolidated obligations, net	55,428,816	53,241,957
AHP liability	46,479	44,971
Payable to REFCorp	12,098	13,275
Mandatorily redeemable capital stock	19,554	12,354
Class B capital stock outstanding – putable (2)	2,378,964	2,342,517
Total capital	2,573,457	2,532,514

Other Information
Total capital ratio (3)	4.34%	4.42%

	For the Three Months Ended March 31,
	2007	2006
Results of Operations
Net interest income	$69,967	$74,187
Other income (loss)	1,990	(392)
Other expense	12,899	11,819
AHP and REFCorp assessments	15,689	16,467
Net income	43,369	45,564

Other Information (4)
Dividends declared	$39,792	$34,148
Dividend payout ratio	91.75%	74.95%
Weighted-average dividend rate (5)	6.75	5.25
Return on average equity (6)	7.00	6.61
Return on average assets	0.31	0.31
Net interest margin (7)	0.50	0.50

(1)   Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)   Capital stock is putable at the option of a member.

(3)   Total capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital regarding the Bank’s regulatory capital ratios.

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

FINANCIAL OVERVIEW

Net income for the quarter ended March 31, 2007, was $43.4 million, compared with $45.6 million for the same period in 2006. This $2.2 million decrease was due, in part, to a decrease of $4.2 million in net interest income and a $1.1 million increase in other expense. These decreases to net income were partially offset by an increase of $2.4 million in other income and a $778,000 decrease in AHP and REFCorp assessments.

Net interest income for the quarter ended March 31, 2007, was $70.0 million, compared with $74.2 million for the same period in 2006. This $4.2 million decrease was primarily attributable to the higher cost of funds due to higher average interest rates in 2007 as compared to 2006. This decrease was partially offset by an increase in yields earned on advances and investments, in addition to higher average balances of investment securities.

For the quarters ended March 31, 2007 and 2006, average total assets were $57.5 billion and $60.3 billion, respectively. Return on average assets and return on average equity were 0.31 percent and 7.00 percent, respectively, for the quarter ended March 31, 2007, compared with 0.31 percent and 6.61 percent, respectively, for the quarter ended March 31, 2006. The return on average equity improved mainly due to the higher level of interest rates during the first three months of 2007, which generated higher earnings on investment assets and invested shareholder capital.

Financial Condition at March 31, 2007, versus December 31, 2006

The composition of the Bank’s total assets changed during the quarter ended March 31, 2007, as follows:

•              Advances decreased to 64.0 percent of total assets at March 31, 2007, down from 65.0 percent of total assets at December 31, 2006. The decline is due to a higher proportional increase in short-term money-market investments than advances. Advances increased $819.0 million from December 31, 2006, to March 31, 2007, while total assets increased $2.2 billion in the same period.

•                  Short-term money-market investments increased to 14.3 percent of total assets at March 31, 2007, up from 11.8 percent of total assets at December 31, 2006. As of March 31, 2007, federal funds sold had increased by $2.1 billion while securities purchased under agreements to resell and interest-bearing deposits in banks decreased by $250.0 million and $65.0 million, respectively.

•                  Investment securities decreased to 13.7 percent of total assets at March 31, 2007, down from 14.7 percent of total assets at December 31, 2006. This decrease was mainly the result of an increase in maturities of held-to-maturity securities relative to the volume of acquisitions to this portfolio.

•              Net mortgage loans decreased to 7.4 percent of total assets at March 31, 2007, from 7.8 percent of total assets at December 31, 2006. Mortgage loans outstanding at March 31, 2007, totaled $4.4 billion, decreasing $117.2 million from December 31, 2006. The decrease reflects a decline in loan-purchase activity, and the fact that principal repayments outpaced loan-purchase activity during the first quarter of 2007.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$37,533,471	$486,399	5.26%	$41,174,259	$456,896	4.50%
Interest-bearing deposits in banks	1,404,327	18,523	5.35	1,778,939	19,952	4.55
Securities purchased under agreements to resell	2,106,667	27,737	5.34	598,056	6,719	4.56
Federal funds sold	2,987,642	39,251	5.33	3,824,013	42,817	4.54
Investment securities (2)	8,254,066	114,002	5.60	7,392,647	92,856	5.09
Mortgage loans	4,443,129	56,295	5.14	4,847,252	60,627	5.07

Total interest-earning assets	56,729,302	742,207	5.31%	59,615,166	679,867	4.63%

Other non-interest-earning assets	788,161			678,228

Total assets	$57,517,463	$742,207	5.23%	$60,293,394	$679,867	4.57%

Liabilities and capital
Consolidated obligations
Discount notes	$18,469,663	$238,119	5.23%	$26,813,814	$292,086	4.42%
Bonds	34,684,219	423,062	4.95	29,226,489	308,513	4.28
Deposits	894,023	10,804	4.90	493,443	4,787	3.93
Mandatorily redeemable capital stock	15,439	251	6.59	9,452	122	5.23
Other borrowings	1,602	4	1.01	16,252	172	4.29

Total interest-bearing liabilities	54,064,946	672,240	5.04%	56,559,450	605,680	4.34%

Other non-interest-bearing liabilities	937,086			925,781
Total capital	2,515,431			2,808,163

Total liabilities and capital	$57,517,463	$672,240	4.74%	$60,293,394	$605,680	4.07%

Net interest income		$69,967			$74,187
Net interest spread			0.27%			0.29%
Net interest margin			0.50			0.50

(1)          Yields are annualized.

(2)          The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Net interest spread for the first quarter of 2007 was 0.27 percent, a two-basis-point decline from the net interest spread for the same period in 2006. Net interest margin for both the first quarter of 2007 and 2006 was 0.50 percent. The decline in net interest spread in comparison to the stable net interest margin is due to the fact that there is no interest expense associated with capital, and higher average interest rates in the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006, provided higher interest income on the portion of total assets funded by capital. Also, prepayment-fee income, which is classified within net interest income, increased during the first quarter of 2007 by approximately $1.1 million from the same period in 2006.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the quarter ended March 31, 2007 and 2006, net prepayment fees on advances were $670,000 and $(279,000), respectively. During the three months ended March 31, 2007, advances totaling $449.7 million were prepaid, resulting in gross prepayment-fee income of $1.3 million, which was offset by a loss of $633,000 related to fair-value hedging adjustments on those prepaid advances. For the three months ended March 31, 2006, advances totaling $715.7 million were prepaid, resulting in gross prepayment-fee income of $85,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $415,000 related to the premium write off associated with these prepaid advances. For the quarter ended March 31, 2007 and 2006, net prepayment fees on investments were $1.9 million and $1.8 million, respectively.

Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Moreover, prepayment fees on advances are generally higher in periods where the average interest rates on outstanding advances are higher than the current prevailing rates on advances. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin, excluding the impact of prepayment-fee income. Excluding the impact of prepayment-fee income, net interest spread decreased from 0.27 percent in the first quarter of 2006 to 0.25 percent in the same period in 2007, and net interest margin decreased from 0.49 percent in 2006 to 0.48 percent in 2007. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$485,729	5.25%	$457,175	4.50%
Investment securities	112,070	5.51	91,097	5.00
Total interest-earning assets	739,605	5.29	678,387	4.61

Net interest income	67,365		72,707
Net interest spread		0.25%		0.27%
Net interest margin		0.48%		0.49%

The average balance of total advances decreased $3.6 billion, or 8.8 percent, for the three months ended March 31, 2007, compared with the same period in 2006. The decrease in average advances was attributable to a decrease in member demand for short-term and overnight advances, while long-term fixed-rate and variable-rate advances showed a moderate increase during the first quarter of 2007 as compared to the same period in 2006. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2007 and 2006, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006

Overnight advances – par value	$1,062,346	$2,883,953

Fixed-rate advances – par value
Short-term	14,729,833	19,229,815
Long-term	8,363,011	7,925,208
Amortizing	2,509,790	2,466,446
Putable	5,575,722	5,670,509
Callable	30,000	30,000
	31,208,356	35,321,978

Variable-rate advances – par value
Indexed	5,279,794	2,970,512

Total average advances par value	37,550,496	41,176,443
Premiums and discounts	(9,777)	(5,399)
SFAS 133 hedging adjustments	(7,248)	3,215

Total average advances	$37,533,471	$41,174,259

As displayed in the above table, the average balance of overnight advances decreased by $1.8 billion from the three months ended March 31, 2006, to the same period in 2007. The interest rate on overnight advances changes on a daily basis, and is based on market indications each day. Total average advances decreased by $3.6 billion from the first quarter of 2006 to the same period in 2007. This decrease is attributable to the activity of the Bank’s larger members. The average balance of short-term fixed-rate advances decreased by approximately $4.5 billion from the first quarter of 2006 to the same period in 2007. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank’s funding cost for these advances is generally narrower for these products than for other products with longer terms to maturity. For the first quarter of 2007, the average balance of variable-rate indexed advances increased by $2.3 billion from the average balance for the first quarter of 2006. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month London Interbank Offered Rate (LIBOR), or on the offered yield on three-month FHLBank DNs, as determined by the Office of Finance. Additionally, while putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $26.6 billion for the first quarter of 2007, representing 71.0 percent of the total average balance of advances outstanding during the first quarter of 2007. For the first quarter of 2006, the average balance of these advances totaled $30.8 billion, representing 74.7 percent of total average advances outstanding during the first quarter of 2006.

Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, increased $297.6 million, or 4.8 percent, from the average balances for the three months ended March 31, 2006, to March 31, 2007. The higher average balances in the three months ended March 31, 2007, resulted from the increased activity in securities purchased under agreements to resell. The yield earned on short-term money-market investments is tied  directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances increased $861.4 million or 11.7 percent for the three months ended March 31, 2007, compared with the same period in 2006. The growth in average investments is due to the increase in held-to-maturity MBS of $979.6 million. The increase in held-to-maturity MBS is due to the Bank striving to maintain a level of MBS investments near the 300 percent of capital limitation.

Average mortgage-loan balances for the quarter ended March 31, 2007, were $404.1 million lower than the average balance for the quarter ended March 31, 2006, representing a decrease of 8.3 percent. This decrease in average mortgage-loan balances was attributable to the following:

•                  Mortgage-loan purchases during the three months ended March 31, 2007 and 2006, amounted to $41.3 million and $108.2 million, respectively. The decline in purchases is due to the fact that the Bank currently has no master commitments outstanding to Balboa Reinsurance Co., and that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since April 2006.

•                  Risk-adjusted spreads to funding costs on mortgage loans have been historically narrow in recent months, reducing their attractiveness to purchase. Moreover, the FHLBank of Chicago has not purchased any participation interests in MPF loans acquired by the Bank since April 2006. See Financial Condition – Mortgage Loans for additional information regarding the FHLBank of Chicago’s participation in MPF loan purchases. As a result, the Bank has avoided entering into large master commitments to purchase large volumes of mortgage loans at unattractive yield spreads.

•                  As interest rates rose during 2006 and into 2007, mortgage-refinancing activities remained relatively moderate, resulting in less prepayment activity in the Bank’s outstanding loan portfolio.

Overall, the yield on the mortgage-loan portfolio has increased for the quarter ended March 31, 2007, over the prior quarter ended March 31, 2006. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in 2006 and into the first quarter of 2007 relative to the coupons on pre-existing loans;

•                  Premium/discount amortization expense has declined $590,000, or 25.4 percent, due to a lower amount of loan prepayments in the quarter ended March 31, 2007, versus the same period in 2006; and

•                  There was an increase in net premiums on mortgage loans purchased during the quarter ended March 31, 2007, compared to those purchased during the quarter ended March 31, 2006. The book-value adjustment on newly purchased mortgage loans fluctuated from a net discount of $556,000 to a net premium of $143,000 for the three months ended March 31, 2006 and 2007, respectively. The premium balance will result in a decrease to the yield when amortized.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended March 31,
	2007		2006
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$59,213	5.41%	$64,235	5.37%
Premium/discount amortization	(1,731)	(0.16)	(2,321)	(0.19)
Credit-enhancement fees	(1,187)	(0.11)	(1,287)	(0.11)

Total interest income	$56,295	5.14%	$60,627	5.07%

(1)          Yields are annualized.

Average CO balances decreased $2.9 billion, or 5.2 percent, from the three months ended March 31, 2006, to the three months ended March 31, 2007. This decrease was due to the $8.3 billion reduction in CO DNs, all of which are short term with maturities of one year or less. The decline corresponds to the $6.3 billion decrease in average short-term and overnight advances from the first quarter of 2006 to the same period in 2007. The remainder of the reduction in DNs is attributable to a shift to CO bonds.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006

Gross interest income before effect of derivatives	$727,879	$679,954
Net interest adjustment for derivatives	14,328	(87)

Total interest income reported	$742,207	$679,867

Gross interest expense before effect of derivatives	$658,427	$587,672
Net interest adjustment for derivatives	13,813	18,008

Total interest expense reported	$672,240	$605,680

Reported net interest margin for the three months ended March 31, 2007 and 2006, was 0.50 percent for both periods, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.50 percent and 0.63 percent for the three months ended March 31, 2007 and 2006, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Other Expense section below, interest accruals on derivatives classified as economic hedges totaled a gain of $195,000 and $374,000 for the three months ended March 31, 2007 and 2006, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in the Risk Management – Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is due primarily to higher interest rates on COs, lower average capital levels, and a decrease in average advance balances. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2007 and 2006. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended March 31, 2007 vs. 2006
	Increase (decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(40,401)	$69,904	$29,503
Interest-bearing deposits in banks	(4,202)	2,773	(1,429)
Securities purchased under agreements to resell	16,949	4,069	21,018
Federal funds sold	(9,365)	5,799	(3,566)
Investment securities	10,820	10,326	21,146
Mortgage loans	(5,055)	723	(4,332)

Total interest income	(31,254)	93,594	62,340

Interest expense
Consolidated obligations
Discount notes	(90,894)	36,927	(53,967)
Bonds	57,611	56,938	114,549
Deposits	3,886	2,131	6,017
Mandatorily redeemable capital stock	77	52	129
Other borrowings	(155)	(13)	(168)

Total interest expense	(29,475)	96,035	66,560

Change in net interest income	$(1,779)	$(2,441)	$(4,220)

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2007 and 2006. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge-accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Gains on derivatives and hedging activities:
Net gain related to fair-value hedge ineffectiveness	$1,122	$184
Net unrealized (losses) gains related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	(24)	21
Trading securities	(305)	1,509
Mortgage delivery commitments	8	(1,175)
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	195	374
Net gains on derivatives and hedging activities	996	913

Loss on early extinguishment of debt	—	(215)
Service-fee income	1,066	533
Net unrealized loss on trading securities	(74)	(1,593)
Other	2	(30)

Total other income (loss)	$1,990	$(392)

Net gains related to fair-value hedge ineffectiveness were $1.1 million and $184,000 for the three months ended March 31, 2007 and 2006. A portion of this favorable ineffectiveness was due to the recapture of unrealized losses that were attributable to hedge ineffectiveness that occurred in prior periods as hedges expired.

As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

There were no losses on early extinguishment of debt during the three months ended March 31, 2007. Losses on early extinguishment of debt totaled $215,000 for the three months ended March 31, 2006. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generates fee income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the proceeds of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. The Bank did not extinguish any debt during the three months ended March 31, 2007. During the three months ended March 31, 2006, the Bank extinguished debt with carrying balances totaling $2.0 million.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended March 31, 2007 and 2006, net unrealized losses of $74,000 and $1.6 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a net loss of $305,000 and a net gain of $1.5 million for the three months ended March 31, 2007 and 2006, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled $195,000 and  $374,000 for the three months ended March 31, 2007 and 2006, respectively.

Operating expenses for the three months ended March 31, 2007 and 2006, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006

Salaries, incentive compensation, and benefits	$7,686	$7,020
Occupancy costs	1,050	1,052
Other operating expenses	2,823	2,571

Total operating expenses	$11,559	$10,643

Ratio of operating expenses to average assets	0.08%	0.07%

For the three months ended March 31, 2007, total operating expenses increased $916,000 from the same period in 2006. This increase was mainly due to a $666,000 increase in salaries and benefits and a $252,000 increase in other operating expenses. The $666,000 increase in salaries and benefits is due primarily to a $358,000 increase in salary expenses attributable to annual merit increases, as well as approximately $228,000 attributable to employee benefits.

The $252,000 increase in other operating expenses is largely attributable to a $64,000 increase in depreciation of furniture and equipment due to planned furniture and equipment purchases, a $102,000 increase in contractual services related to information technology expenses, a $29,000 increase in employee search expenses to fill vacant positions, and a $216,000 increase in professional fees. These were offset by a $99,000 decline in travel expenses, and a $65,000 decrease in office supplies.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $1.1 million and $902,000 for the three months ended March 31, 2007 and 2006, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At March 31, 2007, the advances portfolio totaled $38.2 billion, an increase of $819.0 million compared with a total of $37.3 billion at December 31, 2006. This increase was primarily the result of increases in fixed-rate and variable-rate advances that were partially offset by a decrease in overnight advances. Fixed-rate advances increased $767.7 million and variable-rate advances increased $162.5 million as members increased their borrowings during the first quarter of 2007 in response to their own balance-sheet demands. These increases were partially offset by a decrease of $132.2 million in overnight advances. At March 31, 2007, 55.9 percent of total advances outstanding had original maturities of greater than one year, compared with 54.7 percent as of December 31, 2006.

The following table summarizes advances outstanding at March 31, 2007, and December 31, 2006, by year of maturity.

Advances Outstanding by Year of Maturity

(dollars in thousands)

	March 31, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$10,381	5.71%	$8,285	5.66%
Due in one year or less	21,273,632	5.16	21,541,880	5.12
Due after one year through two years	5,382,086	4.83	4,424,213	4.67
Due after two years through three years	3,785,351	5.06	3,811,448	4.91
Due after three years through four years	2,437,877	4.92	2,348,233	5.06
Due after four years through five years	1,603,701	4.90	1,984,555	4.92
Thereafter	3,663,712	4.54	3,240,144	4.58

Total par value	38,156,740	5.02%	37,358,758	4.98%

Premium on advances	3,425		4,031
Discount on advances	(13,588)		(13,413)
SFAS 133 hedging adjustments	14,595		(7,251)

Total	$38,161,172		$37,342,125

As of March 31, 2007, SFAS 133 hedging adjustments increased $21.8 million from December 31, 2006. Higher market interest rates during the first three months of 2007, as compared to the fourth quarter of 2006, have resulted in a higher estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At March 31, 2007, and December 31, 2006, the Bank had outstanding callable advances of $30.0 million.

The following table summarizes advances outstanding at March 31, 2007, and December 31, 2006, by year of maturity or next call date for callable advances.

Advances Outstanding by Year of Maturity or Next Call Date

(dollars in thousands)

Year of Maturity or Next Call Date	March 31, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$10,381	$8,285
Due in one year or less	21,303,632	21,571,880
Due after one year through two years	5,382,086	4,424,213
Due after two years through three years	3,785,351	3,811,448
Due after three years through four years	2,437,877	2,348,233
Due after four years through five years	1,573,701	1,954,555
Thereafter	3,663,712	3,240,144

Total par value	$38,156,740	$37,358,758

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At March 31, 2007, and December 31, 2006, the Bank had putable advances outstanding totaling $6.0 billion, and $5.4 billion, respectively. The following table summarizes advances outstanding at March 31, 2007, and December 31, 2006, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date

(dollars in thousands)

Year of Maturity or Next Put Date	March 31, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$10,381	$8,285
Due in one year or less	25,837,357	25,745,480
Due after one year through two years	5,655,386	4,476,013
Due after two years through three years	3,087,351	3,320,798
Due after three years through four years	993,027	1,120,083
Due after four years through five years	1,026,651	1,105,255
Thereafter	1,546,587	1,582,844

Total par value	$38,156,740	$37,358,758

The following table summarizes advances outstanding by product type at March 31, 2007, and December 31, 2006.

Advances Outstanding By Product Type

(dollars in thousands)

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$904,449	2.4%	$1,036,669	2.8%

Fixed-rate advances
Short-term	15,352,418	40.2	15,231,027	40.8
Long-term	8,631,820	22.6	8,418,729	22.5
Amortizing	2,468,178	6.5	2,593,183	6.9
Putable	5,963,725	15.6	5,405,500	14.5
Callable	30,000	0.1	30,000	0.1
	32,446,141	85.0	31,678,439	84.8

Variable-rate advances
Indexed	4,806,150	12.6	4,643,650	12.4

Total par value	$38,156,740	100.0%	$37,358,758	100.0%

The Bank lends to member financial institutions within the six New England states. At March 31, 2007, the Bank had advances outstanding to 353, or 76.4 percent, of its 462 members. At December 31, 2006, the Bank had advances outstanding to 364, or 78.3 percent, of its 465 members.

Top Five Advance-Holding Members

(dollars in millions)

						Advances Interest
			As of March 31, 2007			Income for the
			Par Value of	Percent of Total	Weighted- Average	Three Months Ended
Name	City	State	Advances	Advances	Rate (2)	March 31, 2007

Bank of America Rhode Island, N.A	Providence	RI	$9,679.1	25.4%	5.30%	$107.1
Citizens Financial Group (1)	Providence	RI	7,004.8	18.4	5.27	92.4
NewAlliance Bank	New Haven	CT	1,789.5	4.7	4.75	20.0
MetLife Insurance Company of Connecticut	Hartford	CT	725.0	1.9	5.33	12.3
Webster Bank	Waterbury	CT	645.4	1.7	5.10	11.6

(1)          Citizens Financial Group, a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank. Advances outstanding to these five members are aggregated in the above table.

(2)          Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At March 31, 2007, investment securities and short-term money-market instruments totaled $16.7 billion, compared with $15.2 billion at December 31, 2006. The growth in investments was due to an increase of $2.1 billion in federal funds sold, offset by a $225.1 million decline in held-to-maturity securities and a $250.0 million decline in securities purchased under agreements to resell. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are limited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At March 31, 2007, and December 31, 2006, the Bank’s MBS and SBA holdings represented 281 percent and 292 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of March 31, 2007, and December 31, 2006, are included in the following tables.

Trading Securities

(dollars in thousands)

	March 31, 2007	December 31, 2006

Mortgage-backed securities
U.S. government guaranteed	$40,214	$42,677
Government-sponsored enterprises	57,616	63,685
Other	36,382	45,000

Total	$134,212	$151,362

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

International agency obligations	$351,150	$380,091	$351,299	$382,484
U.S. government corporations	213,598	223,076	213,654	225,615
Government-sponsored enterprises	177,593	183,950	184,342	191,547
Other FHLBanks’ bonds	14,653	14,674	14,685	14,716
	756,994	801,791	763,980	814,362

Mortgage-backed securities
Government-sponsored enterprises	172,421	174,086	172,619	173,696

Total	$929,415	$975,877	$936,599	$988,058

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. agency obligations	$60,795	$61,874	$62,823	$63,702
State or local housing-agency obligations	309,749	315,538	315,545	317,914
	370,544	377,412	378,368	381,616

Mortgage-backed securities:
U.S. government guaranteed	15,414	16,041	16,226	16,669
Government-sponsored enterprises	936,779	935,957	1,022,039	1,020,801
Other	5,758,397	5,757,139	5,889,558	5,888,922
	6,710,590	6,709,137	6,927,823	6,926,392

Total	$7,081,134	$7,086,549	$7,306,191	$7,308,008

The Bank’s MBS investment portfolio consists of the following categories of securities as of March 31, 2007, and December 31, 2006.

Mortgage-Backed Securities

	March 31, 2007	December 31, 2006

Nonfederal agency residential mortgage-backed securities	73%	72%
U.S. agency residential mortgage-backed securities	17	18
Home-equity loans	1	1
Nonfederal agency commercial mortgage-backed securities	9	9

Total mortgage-backed securities	100%	100%

Mortgage Loans

Mortgage loans as of March 31, 2007, totaled $4.4 billion, a decrease of $117.2 million from the December 31, 2006, balance of $4.5 billion. This decrease was due to loan amortization and prepayments exceeding new loan purchases. As of March 31, 2007, 110 of the Bank’s 462 members have been approved to participate in the MPF program.

The following table presents information relating to the Bank’s mortgage portfolio as of March 31, 2007, and December 31, 2006.

Mortgage Loans Held in Portfolio

(dollars in thousands)

	March 31, 2007	December 31, 2006

Real estate
Fixed-rate 15-year single-family mortgages	$1,268,683	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	3,089,688	3,152,175
Unamortized premiums	40,267	42,274
Unamortized discounts	(12,392)	(12,758)
Deferred derivative gains and losses	(1,126)	(1,146)
Total mortgage loans held for investment	4,385,120	4,502,307

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,384,995	$4,502,182

The following table details the par value of mortgage loans held for portfolio at March 31, 2007, and December 31, 2006 (dollars in thousands):

	March 31,2007	December 31, 2006

Conventional loans	$3,867,270	$3,960,692
Government-insured loans	491,101	513,245

Total par value	$4,358,371	$4,473,937

The FHLBank of Chicago, which acts as the MPF provider and provides operational support to the MPF Banks and their participating financial institution members (PFIs), calculates and publishes daily prices, rates, and fees associated with the various MPF products. The Bank has the option, on a daily basis, to opt out of participation in the MPF program. To date, the Bank has never opted out of daily participation. The FHLBank of Chicago has advised the Bank that, until further notice, it will no longer purchase participation interests in MPF loans acquired by other MPF Banks including the Bank. As a result, (1) the FHLBank of Chicago will not purchase participation interests in loans originated by the Bank’s PFIs, and (2) in the event that the Bank elects to opt out of purchasing MPF loans on a given day, the FHLBank of Chicago will forgo its option to purchase 100 percent of the loans originated by the Bank’s PFIs on that date. Given currently available information, market conditions, and the Bank’s financial management strategies for the MPF loan portfolio, the Bank’s management does not believe that this business decision by the FHLBank of Chicago will have any material impact on the Bank’s results of operations or financial condition, although it could from time to time require the Bank to restrict the volume of loans that it purchases from its PFIs. However, under different business conditions, the decision could have a material impact on the Bank’s results of operations and financial condition. For example, if the Bank elected to opt out of purchasing MPF loans, it could adversely affect customer relationships and future business flows.

Of the $4.4 billion of mortgage-loan participations held by the Bank as of March 31, 2007, $3.0 billion, or 68.6 percent, were sold to the Bank by Balboa Reinsurance Co., a subsidiary of Countrywide Financial, Inc. The Bank did not purchase any mortgage loans from Balboa Reinsurance Co. during the three months ended March 31, 2007. Mortgage-loan purchases from Balboa Reinsurance Co., amounted to $110.0 million for the year ended December 31, 2006, and represented 42.1 percent of total mortgage-loan purchases for that period. The decline in purchases is due to the fact that the Bank currently has no master commitments outstanding to Balboa Reinsurance Co., and that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since the second quarter of 2006. The Bank has continued to avoid writing large master commitments with PFIs due to the unattractive spreads available on purchased mortgage loans in recent months and the inability to sell participation interests in these loans to the FHLBank of Chicago. Management cannot predict the extent to which Balboa Reinsurance Co. may sell loans to the Bank in the future.

The following table presents purchases of mortgage loans during the three months ended March 31, 2007 and 2006 (dollars in thousands):

	March 31,
	2007	2006

Conventional loans
Original MPF	$30,027	$19,204
MPF 125	11,103	9,524
MPF Plus	—	80,026

Total par value	$41,130	$108,754

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $125,000 at both March 31, 2007, and December 31, 2006. See the Bank’s Annual Report on Form 10-K Item 7 – Critical Accounting Policies and Estimates – Allowance for Loan Losses for a description of the change to the Bank’s methodology for estimating the allowance for loan losses.

The following table presents the Bank’s allowance for credit losses activity.

Allowance for Credit Losses Activity

(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006

Balance at beginning of the period	$125	$1,843
Reduction of provision for credit losses	—	(55)

Balance at end of the period	$125	$1,788

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at March 31, 2007, is provided in the following table.

Summary of Delinquent Mortgage Loans

(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured (1)	Total

30 days	$33,467	$19,570	$53,037
60 days	4,439	6,518	10,957
90 days or more and accruing	—	8,398	8,398
90 days or more and nonaccruing	4,014	—	4,014

Total delinquencies	$41,920	$34,486	$76,406

Total par value of mortgage loans outstanding	$3,867,270	$491,101	$4,358,371

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.08%	7.02%	1.75%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.10%	1.71%	0.28%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of REO Assets. During the three months ended March 31, 2007 and 2006, the Bank sold REO assets with a recorded carrying value of $988,000 and $320,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $30,000 and $7,000 on the sale of REO assets during the three months ended March 31, 2007 and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income. Additionally, the Bank recorded expenses associated with maintaining these properties totaling $7,000 and $3,000, respectively. These expenses are recorded in other expense.

Debt Financing — Consolidated Obligations

At March 31, 2007, and December 31, 2006, outstanding COs, including bonds and DNs, totaled $55.4 billion and $53.2 billion, respectively. CO bonds are issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding, for which the Bank is primarily liable, at March 31, 2007, and December 31, 2006, by the year of maturity.

Consolidated Obligation Bonds Outstanding

by Year of Maturity

(dollars in thousands)

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$11,052,330	4.40%	$14,211,705	4.45%
Due after one year through two years	8,669,600	4.65	9,091,950	4.51
Due after two years through three years	5,412,585	4.99	3,611,185	4.52
Due after three years through four years	2,042,270	4.63	1,635,770	4.48
Due after four years through five years	1,185,500	5.04	1,289,600	4.81
Thereafter	9,109,400	5.66	8,794,000	5.66

Total par value	37,471,685	4.88%	38,634,210	4.76%

Bond premium	14,381		14,719
Bond discount	(2,994,490)		(3,009,308)
SFAS 133 hedging adjustments	(87,286)		(121,179)

Total	$34,404,290		$35,518,442

CO bonds outstanding at March 31, 2007, and December 31, 2006, include callable bonds totaling $22.1 billion and $22.3 billion, respectively. The following table summarizes CO bonds outstanding at March 31, 2007, and December 31, 2006, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Maturity or Next Call Date

(dollars in thousands)

Year of Maturity or Next Call Date	March 31, 2007	December 31, 2006

Due in one year or less	$27,643,330	$26,892,705
Due after one year through two years	4,069,600	5,871,950
Due after two years through three years	2,162,585	2,176,185
Due after three years through four years	907,270	715,770
Due after four years through five years	245,500	569,600
Thereafter	2,443,400	2,408,000

Total par value	$37,471,685	$38,634,210

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities up to one year. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 37.9 percent and 33.3 percent of outstanding COs at March 31, 2007, and December 31, 2006, respectively, but accounted for 96.1 percent and 97.7 percent of the proceeds from the issuance of COs for the three months ended March 31, 2007, and the year ended December 31, 2006, respectively.

The increase in DNs outstanding of $3.3 billion at March 31, 2007, compared with December 31, 2006, is partially attributable to the increase in short-term federal funds of $2.1 billion that occurred during the first quarter of 2007. There was also a shift from CO bonds to DNs as CO bonds declined $1.1 billion from December 31, 2006, to March 31, 2007. This shift was due to relatively more favorable spreads in the DN market during the quarter.

The Bank’s outstanding consolidated DNs, all of which are due within one year, were as follows:

Consolidated Discount Notes Outstanding

(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
March 31, 2007	$21,024,526	$21,127,076	5.17%
December 31, 2006	17,723,515	17,780,433	5.11

The following table summarizes average balances of COs outstanding during the three months ended March 31, 2007 and 2006:

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended March 31,
	2007		2006
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$3,050,670	5.23%	$2,511,441	4.40%
Term discount notes	15,418,993	5.23	24,302,373	4.42
Total discount notes	18,469,663	5.23	26,813,814	4.42

Bonds	34,684,219	4.95	29,226,489	4.28

Total consolidated obligations	$53,153,882	5.04%	$56,040,303	4.35%

(1)          Yields are annualized.

The average balances of COs for the three months ended March 31, 2007, were lower than the average balances for the same period in 2006, which is consistent with the decrease in total average assets, primarily short-term advances. This CO decrease was primarily due to a reduction in average DNs. The average balance of term DNs decreased $8.9 billion from the prior period while overnight DNs increased $539.2 million. Average balances of bonds increased $5.5 billion from the prior period. The average balance of DNs represented approximately 34.7 percent of total average COs during the three months ended March 31, 2007, as compared with 47.8 percent of total average COs during the same period in 2006, and the average balance of bonds represented 65.3 percent and 52.2 percent of total average COs outstanding during the three months ended March 31, 2007 and 2006, respectively.

Deposits

As of March 31, 2007, deposits totaled $1.1 billion, an increase of $9.3 million from the balance at December 31, 2006.

The following table presents term deposits issued in amounts of $100,000 or more at March 31, 2007, and December 31, 2006:

Term Deposits Greater Than $100,000

(dollars in thousands)

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$—	—%	$3,000	5.09%
Over three months through six months	1,000	5.02	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months (1)	26,300	4.18	26,300	4.18

Total par value	$27,300	4.21%	$29,300	4.27%

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

The Bank was in compliance with these requirements through 2006 and the first three months of 2007 and remains in compliance at March 31, 2007, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	March 31, 2007	December 31, 2006

Permanent capital
Class B stock	$2,378,964	$2,342,517
Mandatorily redeemable capital stock	19,554	12,354
Retained earnings	190,881	187,304

Permanent capital	$2,589,399	$2,542,175

Risk-based capital requirement
Credit-risk capital	$151,214	$143,964
Market-risk capital	124,878	119,384
Operations-risk capital	82,827	79,004

Risk-based capital requirement	$358,919	$342,352

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank remained in compliance with these requirements through March 31, 2007.

The following table provides the Bank’s capital ratios as of March 31, 2007, and December 31, 2006.

Capital Ratio Requirements

(dollars in thousands)

	March 31, 2007	December 31, 2006

Capital ratio
Minimum capital (4% of total assets)	$2,386,032	$2,298,791
Actual capital (capital stock plus retained earnings)	2,589,399	2,542,175
Total assets	59,650,806	57,469,781
Capital ratio (permanent capital as a percentage of total assets)	4.3%	4.4%

Leverage ratio
Minimum leverage capital (5% of total assets)	$2,982,540	$2,873,489
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	3,884,099	3,813,262
Leverage ratio (leverage capital as a percentage of total assets)	6.5%	6.6%

Derivative Instruments

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability. Derivative assets’ net fair value totaled $132.7 million and $128.4 million as of March 31, 2007, and December 31, 2006, respectively. Derivative liabilities’ net fair value totaled $92.0 million and $120.6 million as of March 31, 2007, and December 31, 2006, respectively.

The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $8.3 million and $6.6 million at March 31, 2007, and December 31, 2006, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

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

Outstanding Derivative Contracts with Members and Affiliates of Bank Members
(dollars in thousands)

			March 31, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding

Bank of America NA	Bank of America Rhode Island, NA	Dealer	$1,894,850	6.31%
Royal Bank of Scotland, PLC	Citizens Financial Group (1)	Dealer	1,239,700	4.13
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

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

Liquidity

The Bank strives to maintain the liquidity necessary to meet member-credit demands, repay maturing COs, meet other obligations and commitments, and respond to changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

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

Short-term liquidity management practices are described in Part 1 Item 3  – Quantitative and Qualitative Disclosures About Market Risk –  Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Debt Financing-Consolidated Obligations.

On June 23, 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the Agreement). The FHLBanks and the Office of Finance entered into the Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk (the Revised Policy) concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by government-sponsored enterprises (GSEs). The FHLBanks and the Office of Finance entered into the Agreement to facilitate timely funding by the FHLBanks of the principal and interest payments under their respective COs, as made through the Office of Finance, in accordance with the Revised Policy.

Under the Agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines agreed upon by the FHLBanks and the Office of Finance, the 11 other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the 11 other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on one day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the other FHLBank.

Capital

Total capital as of March 31, 2007, was $2.6 billion, a 1.6 percent increase from $2.5 billion as of December 31, 2006.

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

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. As member- credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented an Excess Stock Repurchase Program (ESRP) to help manage its leverage by reducing the amount of excess capital stock held by members. See the Bank’s Annual Report on Form 10-K – Item 1– Business – Capital Resources for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the three months ended March 31, 2007, the Bank made repurchases of excess capital stock in two months totaling $77.8 million.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At March 31, 2007, $19.6 million of capital stock was subject to a five-year stock-redemption period, and it was anticipated that $5.7 million of these shares would be redeemed by March 31, 2010, $103,000 will be redeemed by March 31, 2011, and an additional $13.8 million was anticipated to be redeemed by March 31, 2012.

At March 31, 2007, and December 31, 2006, members and nonmembers with capital stock outstanding held $193.4 million and $203.0 million, respectively, in excess capital stock. A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. At its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five-year redemption period has expired by providing a member with written notice. While historically the Bank has repurchased excess stock at the member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion.

Provisions of the Bank’s capital plan are more fully discussed in Note 14 to the Bank’s 2006 financial statements.

Retained Earnings Target. In February 2007, the Bank’s board of directors adopted a revised targeted minimum retained earnings level of the greater of $171.0 million, or the required amount as periodically measured by the Bank’s internal retained earnings model, to be achieved by December 31, 2007, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2007. To the extent that the periodically measured retained earnings requirement as of December 31, 2007, remains below $171.0 million, the targeted minimum retained earnings level is $171.0 million. If the periodically measured retained earnings requirement as of December 31, 2007, exceeds $171.0 million, then the remeasured value becomes the new requirement until such time as a subsequent remeasurement falls below $171.0 million. As of March 31, 2007, the Bank had retained earnings of $190.9 million, and its retained earnings model projected a required retained earnings minimum of $167.0 million as of December 31, 2007.

The Bank’s retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. If this occurs the Bank would continue its initiative to grow retained earnings and would reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At March 31, 2007, the Bank had a total capital to assets ratio of 4.3 percent, a leverage capital to assets ratio of 6.5 percent, and a risk-based capital requirement of $358.9 million, which was more than satisfied by the Bank’s permanent capital of $2.6 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2006, the Bank had a total capital to assets ratio of 4.4  percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $342.4 million, which was satisfied by the Bank’s permanent capital of $2.5 billion.

The Bank’s capital requirements are more fully discussed in Note 14 of the Bank’s 2006 financial statements.

Off-Balance-Sheet Arrangements

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $169.7 million and $76.4 million at March 31, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $2.0 billion (face amount) and $1.8 billion (face amount) at March 31, 2007, and December 31, 2006, respectively, and had original terms of two months to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $441,000 and $579,000 at March 31, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these standby letters of credit.

Commitments for unused lines-of-credit advances totaled $1.5 billion at both March 31, 2007, and December 31, 2006. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find an investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms under which the Bank would be required to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2012. Total commitments for bond purchases were $536.2 million and $537.3 million at March 31, 2007, and December 31, 2006, respectively. The Bank was not required to purchase any bonds under these agreements during the three months ended March 31, 2007.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See the Bank’s Annual Report on Form 10-K - Item 1 - Business - Assessments section for additional information regarding REFCorp and AHP assessments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Bank’s financial statements and reported results of operations are based on GAAP, which requires the Bank to use estimates and assumptions that may affect our reported results and disclosures. Management believes the application of the following accounting policies involve the most critical or complex estimates and assumptions used in preparing the Bank’s financial statements: accounting for derivatives, the use of fair-value estimates, amortization of deferred premium/discount associated with prepayable assets, and the allowance for loan losses. The assumptions involved in applying these policies are discussed in the Bank’s 2006 Annual Report on Form 10-K.

As of March 31, 2007, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from its audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS

155). In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. The Bank adopted SFAS 155 on January 1, 2007, and it did not have a material impact on the Bank’s earnings or statement of condition.

DIG Issue B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG B40). On December 20, 2006, the FASB issued DIG B40, which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. The Bank adopted of DIG B40 on January 1, 2007, and it did not have a material impact on the Bank’s earnings or statement of condition.

SFAS 157, Fair Value Measurements. On September 15, 2006, the FASB issued SFAS 157, which establishes a formal framework for measuring fair value. This statement defines fair value and provides guidance on the appropriate valuation techniques established to determine fair value. This standard requires increased disclosures regarding the prioritization of valuations assigned to fair-value measurements by requiring the Bank to assign one of three possible priority levels to each valuation made for items recorded at fair value on both a recurring and nonrecurring basis. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with earlier adoption allowed as long as the standard is adopted for the first financial statements issued in the fiscal year of adoption. We have not yet determined the effect that the implementation of SFAS 157 will have on our results of operations or financial condition.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159, which creates a fair-value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank). Early adoption is permitted at the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Bank has not yet determined the effect that the implementation of SFAS 159 will have on earnings or the statement of condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. While the current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master netting arrangement, the Bank has not yet determined the effect that the adoption of FSP FIN 39-1 will have on the financial statements.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Board adopts a process for appointing public interest directors

On March 27, 2007, the Finance Board issued a final rule effective April 2, 2007, that established procedures for the selection of appointed directors to the boards of the FHLBanks. Under the rule, the FHLBanks are responsible for identifying potential directors, conducting a preliminary assessment of their eligibility and qualifications, and submitting up to two nominees for each vacant appointive directorship to the Finance Board for its consideration. The nominations must be accompanied by a completed eligibility form that demonstrates the qualifications of each nominee to serve on the board of an FHLBank. The Finance Board reviews each nomination and decides whether to appoint directors from the submitted list of nominees. On March 30, 2007, the Finance Board appointed six individuals to the Bank’s board of directors. The appointed directors will fill the remainder of three-year terms that began on January 1, 2005, January 1, 2006, or January 1, 2007, depending on the directorship.

Proposed changes to GSE regulation

On March 29, 2007, the U.S. House of Representatives Committee on Financial Services approved legislation designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation would eliminate the Finance Board and replace it with a new regulator overseeing the three GSEs. It is impossible to predict whether the House of Representatives and the Senate will approve such legislation and whether any change in regulatory structure will be signed into law. Finally, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect any legislation would ultimately have on the Finance Board or the FHLBanks.

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

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $951.5 billion at March 31, 2007, and $952.0 billion at December 31, 2006.

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

On January 19, 2007, S&P revised the outlook on the long-term rating of the FHLBank of Seattle from negative to stable. Moody’s has not downgraded any FHLBanks’ individual long-term credit ratings from triple A with a stable outlook. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the COs issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. In addition, the Bank cannot provide assurance that rating agencies will not reduce the Bank’s ratings or those of the FHLBank System or any other FHLBank in the future.

The Bank has evaluated the known regulatory actions and individual long-term credit-rating downgrades as of each period-end presented, and has determined that they have not materially increased the possibility that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor.

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

The board of directors defines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank’s Risk-Management Policy. The Finance Committee of the board of directors provides additional oversight for market risk and credit risk. The board’s Audit Committee provides additional oversight for operational risk. The board of directors also reviews the results of an annual risk assessment conducted by management for its major business processes.

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

•       Information Technology and Security Oversight Committee provides senior management oversight and governance of the information technology, information security, and business-continuity functions of the Bank. The committee approves the major priorities and overall level of funding for these functions within the context of the Bank’s strategic business priorities and established risk-management objectives.

This list of internal management committees or their respective missions may change from time to time based on new business or regulatory requirements.

Credit Risk

Credit Risk – Advances. Advances outstanding to members in blanket-lien status at March 31, 2007, totaled $37.5 billion. For these members, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling $66.9 billion as of March 31, 2007. Of this total, $4.7 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.9 billion of securities are held by members’ securities corporations, and $21.2 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at March 31, 2007, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of March 31, 2007
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral

Listing-collateral status	14	$223,940	$393,173
Delivery-collateral status	14	447,485	589,064

Total par value	28	$671,425	$982,237

Credit Risk – Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than single A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At March 31, 2007, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments was $6.4 billion to 28 counterparties and issuers, of which $4.7 billion was for federal funds sold, and $1.7 billion was for other unsecured investments. As of March 31, 2007, the Royal Bank of Scotland PLC represented 10.1 percent of the Bank’s total unsecured credit exposure amounting to $645.2 million. The Royal Bank of Scotland PLC is the parent company of Citizens Financial Group which is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank.

The Bank also invests in and is subject to secured credit risk related to MBS, asset-backed securities (ABS), and state and local housing or economic-development finance agencies (HFA) bonds that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated triple A at the time of purchase. HFA bonds must carry a credit rating of double A or higher as of the date of purchase.

Credit ratings on these investments as of March 31, 2007, are provided in the following table.

Credit Ratings of Investments
As of March 31, 2007
(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple A	Double A	Single A	Unrated

Money-market instruments (2):
Interest-bearing deposits	$50	$100,000	$775,000	$—
Securities purchased under agreements to resell (3)	—	3,000,000	—	—
Federal funds sold	—	2,799,000	1,860,000	—

Investment securities:
U.S. agency obligations	60,795	—	—	—
U.S. government corporations	223,076	—	—	—
Government-sponsored enterprises	153,837	—	—	30,113
Other FHLBanks’ bonds	14,674	—	—	—
International agency obligations	380,091	—	—	—
State or local housing-agency obligations	232,054	77,695	—	—
MBS issued by government-sponsored enterprises	1,224,109	—	—	—
MBS issued by private trusts	5,734,777	—	—	—
ABS backed by home-equity loans	60,002	—	—	—

Total investments	$8,083,465	$5,976,695	$2,635,000	$30,113

(1)   Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used. If a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(2)   The issuer rating is used.

(3)   All securities purchased under agreements to resell are fully collateralized by triple A-rated securities.

Credit Risk – Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. While Bank management believes this risk is appropriately managed through underwriting standards and member credit enhancements, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $125,000 at March 31, 2007. As of March 31, 2007, nonaccrual loans amounted to $4.0 million and consisted of 65 loans out of a total of approximately 47,500 loans. During the three months ended March 31, 2007, the Bank did not charge off any mortgage loans. The Bank had no recoveries from the resolution of loans previously charged off during the three months ended March 31, 2007. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the migration rate of delinquent conventional MPF loans to default, the expected loss severity on defaulted loans, and the risk-mitigating features of the MPF program.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancements in place of the PFI, as well as primary MI coverage on individual loans. As of March 31, 2007, the Bank was the beneficiary of primary MI coverage on $239.7 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance (SMI) coverage on mortgage pools with a total unpaid principal balance of $2.8 billion. Eight MI companies provide all of the coverage under these policies. All of these companies are rated at least double A by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows mortgage-insurance companies as of March 31, 2007, with MI coverage greater than 10 percent of total MI coverage.

Mortgage-insurance companies with MI coverage greater than 10% of total MI coverage

As of March 31, 2007

(dollars in thousands)

Mortgage insurance company	MI Coverage	Percent of Total MI Coverage

United Guaranty Residential Insurance Corporation	$20,733	28.4%

Mortgage Guaranty Insurance Corporation	19,709	27.0

Genworth Mortgage Insurance Corporation	11,255	15.4

Credit Risk – Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with member institutions in cases where the master-netting agreements are subject to a one-way collateral provision in which the Bank is the sole secured party and the Bank is fully secured. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of March 31, 2007, the Bank had two derivative contracts outstanding with one member institution.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of March 31, 2007
Interest-rate-exchange agreements: (1)
Triple A	$34,050	1	$—	$—
Double A	25,595,777	15	127,045	5,467
Single A	4,377,525	4	5,652	522
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,017,352	21	132,697	5,989
Mortgage-loan-purchase commitments (3)	8,258	—	—	—

Total Derivatives	$30,025,610	21	$132,697	$5,989

As of December 31, 2006
Interest-rate-exchange agreements: (1)
Triple A	$40,725	1	$—	$—
Double A	22,761,948	14	83,210	4,751
Single A	7,733,930	4	45,163	296
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,546,603	20	128,373	5,047
Mortgage-loan-purchase commitments (3)	6,573	—	—	—

Total derivatives	$30,553,176	20	$128,373	$5,047

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

The notional amount of interest-rate-exchange agreements outstanding totaled $30.0 billion, and $30.6 billion, at March 31, 2007, and December 31, 2006, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated single A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of March 31, 2007.

As of March 31, 2007, and December 31, 2006, the following counterparties represented more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	March 31, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

JP Morgan Chase Bank	$3,986,380	13.3%
Citigroup Financial Products Inc.	3,812,575	12.7
Deutsche Bank AG	3,322,410	11.1

	December 31, 2006
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

JP Morgan Chase Bank	$4,211,530	13.8%
Goldman Sachs Capital Markets LP	4,047,403	13.3
Deutsche Bank AG	3,648,710	11.9

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At both March 31, 2007, and December 31, 2006, unswapped fixed-rate noncallable debt amounted to $10.7 billion and unswapped fixed-rate callable debt amounted to $4.3 billion and $4.4 billion at March 31, 2007, and December 31, 2006, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations, international agency obligations, and instrumentalities as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At March 31, 2007, and December 31, 2006, this portfolio had a value of $757.0 million and $764.0 million, respectively.

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

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank’s option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and non-callable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, providing an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At March 31, 2007, the Bank had no outstanding receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of March 31, 2007, the Bank had no outstanding TBA hedges.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total debt used in conjunction with interest-rate-exchange agreements was $21.5 billion, or 57.4 percent of the Bank’s total outstanding CO bonds at March 31, 2007, down from $22.6 billion, or 58.4 percent of outstanding CO bonds, at December 31, 2006.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31,

2007, and December 31, 2006. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment
As of March 31, 2007
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$9,101,399	$(17,465)
	Swaps	Overall fair value	Economic	29,000	(145)
	Caps and floors	Benchmark interest rate	Fair value	424,800	2,893

Total associated with advances				9,555,199	(14,717)

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	884,081	(86,108)

Trading securities	Swaps	Overall fair value	Economic	121,500	(168)
	Caps	Overall fair value	Economic	417,000	—

Total associated with trading securities				538,500	(168)

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	18,999,572	(100,422)

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,814

Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				30,017,352	(197,601)

Mortgage delivery commitments (1)				8,258	(16)

Total derivatives				$30,025,610	(197,617)

Accrued interest					238,300

Net derivatives					$40,683

Derivative asset					$132,697
Derivative liability					(92,014)

Net derivatives					$40,683

(1)               Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2006
(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$8,429,974	$3,271
	Swaps	Overall fair value	Economic	36,000	(219)
	Caps and floors	Benchmark interest rate	Fair value	454,800	3,842

Total associated with advances				8,920,774	6,894

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(92,714)

Trading securities	Swaps	Overall fair value	Economic	136,500	137
	Caps	Overall fair value	Economic	446,000	—

Total associated with trading securities				582,500	137

Mortgage loans	Swaptions	Overall fair value	Economic	150,000	—

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	19,962,573	(134,381)

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,838

Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				30,546,603	(216,226)

Mortgage delivery commitments (1)				6,573	(24)

Total derivatives				$30,553,176	(216,250)

Accrued interest					224,062

Net derivatives					$7,812

Derivative asset					$128,373
Derivative liability					(120,561)

Net derivatives					$7,812

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

The table below presents the historical simulation VaR estimate as of March 31, 2007, and December 31, 2006, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	March 31, 2007		December 31, 2006
Confidence Level	% of MVE (1)	$ (million)	% of MVE (1)	$ (million)

50%	-0.21%	$(5.55)	-0.16%	(4.16)
75%	1.01	26.27	0.95	24.39
95%	3.02	78.37	2.79	71.86
99%	4.82	124.88	4.63	119.38

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $5.5 million to $124.9 million as of March 31, 2007, from $119.4 million as of December 31, 2006.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for March 31, 2007, showed that in the worst-case scenario, the Bank’s return on equity would fall to five basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of all yield curves represented in the model.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight- and 12-week forecasts. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of March 31, 2007.

Structural Liquidity
As of March 31, 2007
(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$8,627,874	$8,123,237	$7,720,096
Less: Contractual uses of funds	(4,927,851)	(4,755,609)	(4,177,106)
Equals: Net cash flow	3,700,023	3,367,628	3,542,990

Less: Cumulative contingent obligations	(11,313,270)	(15,832,526)	(20,251,895)
Equals: Net structural liquidity	(7,613,247)	(12,464,898)	(16,708,905)

Available borrowing capacity	$17,056,226	$21,228,046	$24,971,855

Ratio of available borrowing capacity to net structural liquidity need	2.24	1.70	1.49
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of March 31, 2007, and December 31, 2006, the Bank held a surplus of $11.1 billion and $7.7 billion, respectively, of liquidity (exclusive of access to CO debt issuance) within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of March 31, 2007, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulation 12 CFR §917 was determined as follows:

Contingency Liquidity
(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$2,778,922
Less: contractual uses of funds	(5,251,580)
Equals: net cash flow	(2,472,658)

Contingency borrowing capacity (exclusive of CO debt)	13,578,793

Net contingency borrowing capacity	$11,106,135

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

Not applicable.

Item 4T.     Controls and Procedures

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

Internal Control Over Financial Reporting

During the first quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Management of the Bank also relies on the operation of the Finance Board’s joint and several liability regulation (12 CFR §966.9). The joint and several liability regulation requires that each FHLBank file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. Under the joint and several liability regulation, the Finance Board may order any FHLBank to make principal and interest payments on any COs of any other FHLBank, or allocate the outstanding liability of an FHLBank among all remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all COs outstanding or on any other basis.

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

Item 1A.     Risk Factors

There are no material changes from the risk factors as previously disclosed in the Bank’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 23, 2007.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Boston

Date:	May 11, 2007	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2007	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)