Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Boston
filed 2007-08-10
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Shares outstanding
as of July 31, 2007
Class B Stock, par value $100	24,986,188

Federal Home Loan Bank of Boston

Form 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$6,048	$8,197
Interest-bearing deposits in banks	1,030,050	940,050
Securities purchased under agreements to resell	2,000,000	3,250,000
Federal funds sold	5,138,000	2,606,500
Investments:
Trading securities	126,080	151,362
Available-for-sale securities - includes $0 and $54,151 pledged as collateral at June 30, 2007, and December 31, 2006, respectively, that may be repledged	938,516	988,058
Held-to-maturity securities (a)	7,485,740	7,306,191
Advances	38,849,820	37,342,125
Mortgage loans held for portfolio, net of allowance for credit losses of $125 at June 30, 2007, and December 31, 2006	4,262,671	4,502,182
Accrued interest receivable	218,635	213,934
Premises, software, and equipment, net	5,957	6,370
Derivative assets	174,391	128,373
Other assets	27,411	26,439

Total Assets	$60,263,319	$57,469,781

LIABILITIES
Deposits:
Interest-bearing	$1,038,094	$1,119,051
Non-interest-bearing	6,815	4,958
Total deposits	1,044,909	1,124,009

Consolidated obligations, net:
Bonds	37,595,157	35,518,442
Discount notes	18,306,460	17,723,515
Total consolidated obligations, net	55,901,617	53,241,957

Mandatorily redeemable capital stock	4,288	12,354
Accrued interest payable	412,864	357,600
Affordable Housing Program (AHP)	46,688	44,971
Payable to Resolution Funding Corporation (REFCorp)	10,034	13,275
Derivative liabilities	54,746	120,561
Other liabilities	159,900	22,540

Total liabilities	57,635,046	54,937,267
Commitments and contingencies (Note 15)

CAPITAL
Capital stock – Class B – putable ($100 par value), 24,277 shares and 23,425 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	2,427,656	2,342,517
Retained earnings	192,346	187,304
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	9,988	3,290
Net unrealized gain relating to hedging activities	1,195	1,884
Pension and postretirement benefits	(2,912)	(2,481)

Total capital	2,628,273	2,532,514

Total Liabilities and Capital	$60,263,319	$57,469,781

(a)          Fair values of held-to-maturity securities were $7,479,317 and $7,308,008 at June 30, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Advances	$512,146	$499,724	$997,875	$956,899
Prepayment fees on advances, net	1,815	13	2,485	(266)
Interest-bearing deposits in banks	18,453	17,229	36,976	37,181
Securities purchased under agreements to resell	17,105	4,686	44,842	11,405
Federal funds sold	65,971	46,283	105,222	89,100
Investments:
Trading securities	1,935	2,869	4,006	5,868
Available-for-sale securities	11,816	11,096	23,537	21,115
Held-to-maturity securities	97,607	85,700	195,885	163,779
Prepayment fees on investments	728	754	2,660	2,513
Mortgage loans held for portfolio	54,952	60,112	111,247	120,739
Other	—	7	—	7
Total interest income	782,528	728,473	1,524,735	1,408,340

INTEREST EXPENSE
Consolidated obligations:
Bonds	443,870	343,278	866,932	651,791
Discount notes	254,781	302,476	492,900	594,562
Deposits	11,331	6,066	22,135	10,853
Mandatorily redeemable capital stock	185	188	436	310
Other borrowings	45	121	49	293
Total interest expense	710,212	652,129	1,382,452	1,257,809

NET INTEREST INCOME	72,316	76,344	142,283	150,531

Reduction of provision for credit losses	(9)	(18)	(9)	(73)

NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	72,325	76,362	142,292	150,604

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(641)	—	(641)	(215)
Service fees	937	802	2,003	1,335
Net unrealized loss on trading securities	(785)	(1,055)	(859)	(2,648)
Net (loss) gain on derivatives and hedging activities	(3,979)	(144)	(2,983)	769
Other	9	13	11	(17)
Total other loss	(4,459)	(384)	(2,469)	(776)

OTHER EXPENSE
Operating	12,055	11,130	23,614	21,773
Finance Board and Office of Finance	897	840	1,964	1,742
Other	264	286	537	560
Total other expense	13,216	12,256	26,115	24,075

INCOME BEFORE ASSESSMENTS	54,650	63,722	113,708	125,753

AHP	4,480	5,221	9,327	10,297
REFCorp	10,034	11,700	20,876	23,091
Total assessments	14,514	16,921	30,203	33,388

NET INCOME	$40,136	$46,801	$83,505	$92,365

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, MARCH 31, 2006	27,090	$2,709,033	$146,502	$14,150	$2,869,685

Proceeds from sale of capital stock	866	86,637			86,637
Repurchase/redemption of capital stock	(2,544)	(254,452)			(254,452)
Comprehensive income:
Net income			46,801		46,801
Other comprehensive income:
Net unrealized gains on available-for-sale securities				4,786	4,786
Reclassification adjustment for previously deferred hedging gains and losses included in income				(471)	(471)
Total comprehensive income					51,116

BALANCE, JUNE 30, 2006	25,412	$2,541,218	$193,303	$18,465	$2,752,986

BALANCE, MARCH 31, 2007	23,790	$2,378,964	$190,881	$3,612	$2,573,457

Proceeds from sale of capital stock	545	54,468			54,468
Repurchase/redemption of capital stock	(58)	(5,776)			(5,776)
Comprehensive income:
Net income			40,136		40,136
Other comprehensive income:
Net unrealized gains on available-for-sale securities				5,475	5,475
Reclassification adjustment for previously deferred hedging gains and losses included in income				(318)	(318)
Minimum pension liability adjustment				(498)	(498)
Total comprehensive income					44,795
Cash dividends on capital stock (6.75%) (1)			(38,671)		(38,671)

BALANCE, JUNE 30, 2007	24,277	$2,427,656	$192,346	$8,271	$2,628,273

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749

Proceeds from sale of capital stock	2,756	275,626			275,626
Repurchase/redemption of capital stock	(2,586)	(258,625)			(258,625)
Reclassifications of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			92,365		92,365
Other comprehensive income:
Net unrealized gains on available-for-sale securities				7,900	7,900
Reclassification adjustment for previously deferred hedging gains and losses included in income				(953)	(953)
Total comprehensive income					99,312
Cash dividends on capital stock (2.62%) (1)			(34,148)		(34,148)

BALANCE, JUNE 30, 2006	25,412	$2,541,218	$193,303	$18,465	$2,752,986

BALANCE, DECEMBER 31, 2006	23,425	$2,342,517	$187,304	$2,693	$2,532,514

Proceeds from sale of capital stock	1,885	188,492			188,492
Repurchase/redemption of capital stock	(948)	(94,803)			(94,803)
Reclassifications of shares to mandatorily redeemable capital stock	(85)	(8,550)			(8,550)
Comprehensive income:
Net income			83,505		83,505
Other comprehensive income:
Net unrealized gains on available-for-sale securities				6,698	6,698
Reclassification adjustment for previously deferred hedging gains and losses included in income				(689)	(689)
Minimum pension liability adjustment				(431)	(431)
Total comprehensive income					89,083
Cash dividends on capital stock (6.69%) (1)			(78,463)		(78,463)

BALANCE, JUNE 30, 2007	24,277	$2,427,656	$192,346	$8,271	$2,628,273

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES

Net income	$83,505	$92,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,234	69,703
Reduction of provision for credit losses on mortgage loans	(9)	(73)
Change in net fair-value adjustments on derivatives and hedging activities	(3,024)	(5,456)
Other adjustments	641	226
Net change in:
Trading securities	25,282	26,836
Accrued interest receivable	(4,701)	(11,090)
Other assets	847	3,351
Net derivative accrued interest	(75,918)	(21,865)
Accrued interest payable	55,264	25,736
Other liabilities	676	5,051

Total adjustments	28,292	92,419
Net cash provided by operating activities	111,797	184,784

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits in banks	(90,000)	1,365,000
Securities purchased under agreements to resell	1,250,000	(750,000)
Federal funds sold	(2,531,500)	(2,529,000)
Premises, software, and equipment	(584)	(719)
Available-for-sale securities:
Proceeds	9,175	—
Held-to-maturity securities:
Net increase in short-term	(44,993)	—
Proceeds	1,272,844	1,154,770
Purchases	(1,271,554)	(1,750,514)
Advances to members:
Proceeds	212,340,434	399,757,355
Disbursements	(213,893,087)	(402,385,858)
Mortgage loans held for portfolio:
Proceeds	315,721	326,156
Purchases	(81,206)	(182,828)

Net cash used in investing activities	(2,724,750)	(4,995,638)

FINANCING ACTIVITIES

Net change in deposits	(78,330)	150,004
Net proceeds from issuance of consolidated obligations:
Discount notes	399,044,917	350,614,849
Bonds	15,579,650	4,645,505
Bonds transferred from other FHLBanks	—	19,872
Payments for maturing and retiring consolidated obligations:
Discount notes	(398,452,720)	(347,358,314)
Bonds	(13,481,102)	(3,206,678)
Proceeds from issuance of capital stock	188,492	275,626
Payments for redemption of mandatorily redeemable capital stock	(16,616)	(2,862)
Payments for repurchase/redemption of capital stock	(94,803)	(258,625)
Cash dividends paid	(78,684)	(64,283)

Net cash provided by financing activities	2,610,804	4,815,094

Net (decrease) increase in cash and cash equivalents	(2,149)	4,240

Cash and cash equivalents at beginning of the year	8,197	9,683

Cash and cash equivalents at yearend	$6,048	$13,923

Supplemental disclosure:
Interest paid	$1,384,213	$1,186,251
AHP payments	$5,155	$4,478
REFCorp assessments paid	$24,118	$24,757

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

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Note 2 – Trading Securities

Major Security Types. Trading securities as of June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Mortgage-backed securities (MBS)
U.S. government guaranteed	$37,334	$42,677
Government-sponsored enterprises	53,992	63,685
Other	34,754	45,000

Total	$126,080	$151,362

Net losses on trading securities for the six months ended June 30, 2007 and 2006, include a change in net unrealized holding losses of $859,000 and $2.6 million for securities held on June 30, 2007 and 2006, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 3 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of June 30, 2007, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$350,956	$7,665	$5,953	$—	$364,574
U.S. government corporations	213,571	(4,117)	2,431	—	211,885
Government-sponsored enterprises	177,517	695	843	(4)	179,051
Other FHLBanks’ bonds	12,124	2	4	—	12,130

	754,168	4,245	9,231	(4)	767,640
Mortgage-backed securities
Government-sponsored enterprises	172,219	(2,104)	761	—	170,876

Total	$926,387	$2,141	$9,992	$(4)	$938,516

Available-for-sale securities as of December 31, 2006, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$351,299	$28,963	$2,366	$(144)	$382,484
U.S. government corporations	213,654	11,828	133	—	225,615
Government-sponsored enterprises	184,342	7,382	564	(741)	191,547
Other FHLBanks’ bonds	14,685	15	16	—	14,716

	763,980	48,188	3,079	(885)	814,362
Mortgage-backed securities
Government-sponsored enterprises	172,619	(19)	1,096	—	173,696

Total	$936,599	$48,169	$4,175	$(885)	$988,058

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2007, and December 31, 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$31,588	$31,597	$40,913	$40,974
Due after one year through five years	54,901	54,588	54,904	54,685
Due after five years through 10 years	14,441	14,029	14,477	14,053
Due after 10 years	653,238	667,426	653,686	704,650
	754,168	767,640	763,980	814,362

Mortgage-backed securities	172,219	170,876	172,619	173,696

Total	$926,387	$938,516	$936,599	$988,058

As of June 30, 2007, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $44.8 million. Of that amount, $41.8 million relates to non-MBS securities and $3.0 million relates to MBS securities. As of December 31, 2006, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $45.8 million. Of that amount, $42.4 million relates to non-MBS securities and $3.4 million relates to MBS securities.

Note 4 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of June 30, 2007, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$44,993	$—	$(6)	$44,987
U.S. agency obligations	57,248	472	(7)	57,713
State or local housing-agency obligations	307,844	3,793	(1,038)	310,599
	410,085	4,265	(1,051)	413,299

Mortgage-backed securities
U.S. government guaranteed	14,853	457	(1)	15,309
Government-sponsored enterprises	1,009,282	7,149	(14,739)	1,001,692
Other	6,051,520	5,705	(8,208)	6,049,017
	7,075,655	13,311	(22,948)	7,066,018

Total	$7,485,740	$17,576	$(23,999)	$7,479,317

Held-to-maturity securities as of December 31, 2006, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency obligations	$62,823	$879	$—	$63,702
State or local housing-agency obligations	315,545	3,763	(1,394)	317,914
	378,368	4,642	(1,394)	381,616

Mortgage-backed securities
U.S. government guaranteed	16,226	458	(15)	16,669
Government-sponsored enterprises	1,022,039	7,969	(9,207)	1,020,801
Other	5,889,558	8,992	(9,628)	5,888,922
	6,927,823	17,419	(18,850)	6,926,392

Total	$7,306,191	$22,061	$(20,244)	$7,308,008

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the carrying amount of any of the securities. The Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2007, and December 31, 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$45,848	$45,844	$855	$866
Due after one year through five years	7,625	7,854	8,065	8,385
Due after five years through 10 years	4,029	4,181	4,265	4,471
Due after 10 years	352,583	355,420	365,183	367,894
	410,085	413,299	378,368	381,616

Mortgage-backed securities	7,075,655	7,066,018	6,927,823	6,926,392

Total	$7,485,740	$7,479,317	$7,306,191	$7,308,008

As of June 30 2007, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $4.3 million. Of that amount, $446,000 relates to non-MBS and $3.9 million relates to MBS. As of December 31, 2006, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $822,000. Of that amount, $471,000 relates to non-MBS and $351,000 relates to MBS.

Note 5 – Advances

Redemption Terms. At June 30, 2007, and December 31, 2006, the Bank had advances outstanding, including AHP advances, at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	June 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$11,000	5.63%	$8,285	5.66%
Due in one year or less	22,089,507	5.15	21,541,880	5.12
Due after one year through two years	6,117,169	4.96	4,424,213	4.67
Due after two years through three years	3,150,853	5.02	3,811,448	4.91
Due after three years through four years	2,075,788	4.88	2,348,233	5.06
Due after four years through five years	1,603,475	4.93	1,984,555	4.92
Thereafter	3,863,620	4.56	3,240,144	4.58

Total par value	38,911,412	5.03%	37,358,758	4.98%

Premium on advances	2,824		4,031
Discount on advances	(15,651)		(13,413)
SFAS 133 hedging adjustments	(48,765)		(7,251)

Total	$38,849,820		$37,342,125

At both June 30, 2007, and December 31, 2006, the Bank had callable advances outstanding totaling $30.0 million.

The following table summarizes advances at June 30, 2007, and December 31, 2006, by year of original maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	June 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$11,000	$8,285
Due in one year or less	22,119,507	21,571,880
Due after one year through two years	6,117,169	4,424,213
Due after two years through three years	3,150,853	3,811,448
Due after three years through four years	2,045,788	2,348,233
Due after four years through five years	1,603,475	1,954,555
Thereafter	3,863,620	3,240,144

Total par value	$38,911,412	$37,358,758

At June 30, 2007, and December 31, 2006, the Bank had putable advances outstanding totaling $6.1 billion and $5.4 billion, respectively.

The following table summarizes advances outstanding at June 30, 2007, and December 31, 2006, by year of original maturity or next put date for putable advances (dollars in thousands):

Year of Maturity or Next Put Date	June 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$11,000	$8,285
Due in one year or less	26,795,932	25,745,480
Due after one year through two years	6,446,119	4,476,013
Due after two years through three years	2,328,253	3,320,798
Due after three years through four years	889,438	1,120,083
Due after four years through five years	1,029,925	1,105,255
Thereafter	1,410,745	1,582,844

Total par value	$38,911,412	$37,358,758

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities; residential mortgage loans; cash or deposits and member capital stock in the Bank; and other eligible real-estate-related assets as collateral on such advances. Community financial institutions (CFIs) are eligible, under expanded statutory collateral rules, to use secured small business, small farm, and small agriculture loans, and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s Class B capital stock in the Bank. At June 30, 2007, and December 31, 2006, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Par amount of advances
Fixed-rate	$34,095,052	$32,657,735
Variable-rate	4,816,360	4,701,023

Total	$38,911,412	$37,358,758

Variable-rate advances noted in the above table include advances outstanding at June 30, 2007, and December 31, 2006, totaling $383.8 million and $393.8 million, respectively, which contain embedded interest-rate caps and floors.

Note 6 – Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies.

An analysis of the AHP liability for the six months ended June 30, 2007, and the year ended December 31, 2006, follows (dollars in thousands):

Roll-Forward of the AHP Liability	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006

Balance at beginning of period	$44,971	$35,957
AHP expense for the period	9,327	21,848
AHP direct grant disbursements	(5,155)	(11,142)
AHP subsidy for below-market-rate advance disbursements	(2,494)	(2,077)
Return of previously disbursed grants and subsidies	39	385

Balance at end of period	$46,688	$44,971

Note 7 – Mortgage Loans Held for Portfolio

The Bank’s Mortgage Partnership Finance® (MPF®) program involves investment by the Bank in fixed-rate mortgage loans that are purchased from participating members. All mortgage loans are held for portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance home-mortgage loans that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Real estate
Fixed-rate 15-year single-family mortgages	$1,218,634	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	3,019,036	3,152,175
Premiums	38,290	42,274
Discounts	(11,907)	(12,758)
Deferred derivative gains and losses, net	(1,257)	(1,146)

Total mortgage loans held for portfolio	4,262,796	4,502,307

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,262,671	$4,502,182

® “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

The following table details the par value of mortgage loans held for portfolio at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006

Conventional loans	$3,770,355	$3,960,692
Government-insured loans	467,315	513,245

Total par value	$4,237,670	$4,473,937

An analysis of the allowance for credit losses for the three and six months ended June 30, 2007 and 2006, follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$125	$1,788	$125	$1,843
Charge-offs	—	(11)	—	(11)
Recoveries	9	—	9	—
Net recoveries (charge-offs)	9	(11)	9	(11)
Reduction of provision for credit losses	(9)	(18)	(9)	(73)

Balance at end of period	$125	$1,759	$125	$1,759

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At June 30, 2007, and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at June 30, 2007, and December 31, 2006, totaled $4.9 million and $4.8 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. Real estate owned (REO) at June 30, 2007, and December 31, 2006, totaled $887,000 and $1.3 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the six months ended June 30, 2007 and 2006, the Bank sold REO assets with a recorded carrying value of $830,000 and $647,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $18,000 and $27,000 on the sale of REO assets during the six months ended June 30, 2007 and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 8 – Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term deposit programs to members. Members that service mortgage loans may deposit in the Bank funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans; the Bank classifies these items as other non-interest bearing deposits in the following table.

The following table details interest-bearing and non-interest-bearing deposits as of June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Interest bearing
Demand and overnight	$1,009,059	$1,087,454
Term	26,228	28,756
Other	2,807	2,841
Non-interest bearing
Other	6,815	4,958

Total deposits	$1,044,909	$1,124,009

Note 9 – Consolidated Obligations

Consolidated obligations (COs) consist of CO bonds and CO discount notes (DNs) and, as provided by the FHLBank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue COs through the Office of Finance, which serves as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO DNs are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at June 30, 2007, and December 31, 2006, by year of original maturity (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$12,503,655	4.57%	$14,211,705	4.45%
Due after one year through two years	9,194,140	4.73	9,091,950	4.51
Due after two years through three years	5,801,035	5.17	3,611,185	4.52
Due after three years through four years	1,968,340	4.88	1,635,770	4.48
Due after four years through five years	1,402,500	5.09	1,289,600	4.81
Thereafter	9,891,500	5.64	8,794,000	5.66

Total par value	40,761,170	4.99%	38,634,210	4.76%

Bond premium	14,450		14,719
Bond discount	(3,012,107)		(3,009,308)
SFAS 133 hedging adjustments	(168,356)		(121,179)

Total	$37,595,157		$35,518,442

The Bank’s CO bonds outstanding at June 30, 2007, and December 31, 2006, included (dollars in thousands):

	June 30, 2007	December 31, 2006
Par amount of consolidated bonds
Noncallable or non-putable	$16,966,470	$16,298,210
Callable	23,794,700	22,336,000

Total par amount	$40,761,170	$38,634,210

The following table summarizes CO bonds outstanding at June 30, 2007, and December 31, 2006, by year of original maturity or next call date (dollars in thousands):

Year of Maturity or Next Call Date	June 30, 2007	December 31, 2006

Due in one year or less	$30,123,355	$26,892,705
Due after one year through two years	4,874,140	5,871,950
Due after two years through three years	1,811,035	2,176,185
Due after three years through four years	799,640	715,770
Due after four years through five years	202,500	569,600
Thereafter	2,950,500	2,408,000

Total par value	$40,761,170	$38,634,210

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment terms at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Par amount of CO bonds
Fixed-rate bonds	$35,621,470	$33,153,210
Step-up bonds	330,000	795,000
Simple variable-rate bonds	1,000,000	1,000,000
Zero-coupon bonds	3,809,700	3,686,000

Total par amount	$40,761,170	$38,634,210

CO Discount Notes. The Bank’s participation in CO DNs, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate

June 30, 2007	$18,306,460	$18,377,012	5.13%

December 31, 2006	$17,723,515	$17,780,433	5.11%

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

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2007, and December 31, 2006  (dollars in thousands).

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$418,320	$2,624,290	$342,352	$2,542,175

Total regulatory capital	$2,410,533	$2,624,290	$2,298,791	$2,542,175
Total capital-to-asset ratio	4.0%	4.4%	4.0%	4.4%

Leverage capital	$3,013,166	$3,936,435	$2,873,489	$3,813,262
Leverage ratio	5.0%	6.5%	5.0%	6.6%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Note 11 – Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $816,000 and $610,000 for the three months ended June 30, 2007 and 2006, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $1.7 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

Additionally, the Bank maintains a nonqualified, unfunded defined benefit plan (supplemental retirement plan) covering certain senior officers, and the Bank sponsors a fully insured retirement benefit program (postretirement benefit plan) that provides life insurance benefits for eligible retirees.

Components of net periodic pension cost for the Bank’s supplemental retirement plan and postretirement benefit plan for the three months and six months ended June 30, 2007 and 2006, were (dollars in thousands):

	Supplemental Retirement Plan For the Three Months Ended June 30,		Postretirement Benefit Plan For the Three Months Ended June 30,
	2007	2006	2007	2006

Service cost	$122	$129	$8	$5
Interest cost	158	132	5	5
Amortization of unrecognized prior service cost	6	6	—	—
Amortization of unrecognized net actuarial loss	140	93	1	—
Amortization of unrecognized obligation	4	5	—	—

Net periodic benefit cost	$430	$365	$14	$10

	Supplemental Retirement Plan For the Six Months Ended June 30,		Postretirement Benefit Plan For the Six Months Ended June 30,
	2007	2006	2007	2006

Service cost	$216	$229	$13	$9
Interest cost	277	238	10	9
Amortization of unrecognized prior service cost	11	14	—	—
Amortization of unrecognized net actuarial loss	196	174	1	1
Amortization of unrecognized obligation	9	10	—	—

Net periodic benefit cost	$709	$665	$24	$19

Note 12 – Segment Information

Based upon its method of internal reporting, the Bank analyzes its financial performance based on the net interest income of two operating segments: mortgage-loan finance and all other business activity. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan finance segment includes mortgage loans acquired through the MPF program and the related funding of those mortgage loans. Income from the mortgage-loan finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

The following table presents net interest income after reduction of provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Net Interest Income after Reduction of Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2007	$7,296	$65,029	$72,325	$(4,459)	$13,216	$54,650

2006	$9,350	$67,012	$76,362	$(384)	$12,256	$63,722

	Net Interest Income after Reduction of Provision for Credit Losses on Mortgage Loans by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments

2007	$15,197	$127,095	$142,292	$(2,469)	$26,115	$113,708

2006	$19,198	$131,406	$150,604	$(776)	$24,075	$125,753

The following table presents total assets by business segment as of June 30, 2007, and December 31, 2006 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

June 30, 2007	$4,285,037	$55,978,282	$60,263,319

December 31, 2006	$4,525,354	$52,944,427	$57,469,781

The following tables present average-earning assets by business segment for the three months and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2007	$4,329,440	$54,819,824	$59,149,264

2006	$4,795,371	$54,069,973	$58,865,344

	Total Average-Earning Assets by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2007	$4,385,971	$53,584,525	$57,970,496

2006	$4,821,168	$54,453,138	$59,274,306

Note 13 – Derivatives and Hedging Activities

For the three months ended June 30, 2007 and 2006, the Bank recorded a net loss on derivatives and hedging activities totaling $4.0 million and $144,000, respectively, in other income. For the six months ended June 30, 2007 and 2006, the Bank recorded a net (loss) gain on derivatives and hedging activities totaling $(3.0) million and $769,000, respectively. Net (loss) gain on derivatives and hedging activities for the three months and six months ended June 30, 2007 and 2006, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2007	2006

Net loss related to fair-value hedge ineffectiveness	$(4,645)	$(541)
Net gain resulting from economic hedges not receiving hedge accounting	666	397

Net loss on derivatives and hedging activities	$(3,979)	$(144)

	For the Six Months Ended June 30,
	2007	2006

Net loss related to fair-value hedge ineffectiveness	$(3,522)	$(357)
Net gain resulting from economic hedges not receiving hedge accounting	539	1,126

Net (loss) gain on derivatives and hedging activities	$(2,983)	$769

The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$32,276,910	$(182,948)	$29,303,303	$(219,986)
Economic	150,500	233	172,500	(82)

Interest-rate swaptions:
Economic	—	—	150,000	—

Interest-rate caps/floors:
Fair value	424,800	2,378	454,800	3,842
Economic	196,000	—	446,000	—
Member intermediated	20,000	—	20,000	—

Total	33,068,210	(180,337)	30,546,603	(216,226)

Mortgage-delivery commitments (1)	4,918	2	6,573	(24)

Total derivatives	$33,073,128	(180,335)	$30,553,176	(216,250)

Accrued interest		299,980		224,062

Net derivatives fair value		$119,645		$7,812

Derivative assets		$174,391		$128,373
Derivative liabilities		(54,746)		(120,561)

Net derivatives fair value		$119,645		$7,812

(1)     Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

Credit Risk. At June 30, 2007, and December 31, 2006, the Bank’s credit risk as measured by current replacement cost was approximately $174.4 million and $128.4 million, respectively. These totals include $257.0 million and $180.0 million of net accrued interest receivable at June 30, 2007, and December 31, 2006, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash and securities, including accrued interest with a fair value of $151.3 million and $133.7 million as collateral as of June 30, 2007, and December 31, 2006, respectively. This collateral has not been sold or repledged. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

Note 14 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$424,937	17.5%	$324,338	13.8%
Citizens Financial Group (1)	358,818	14.8	363,544	15.4

(1)     Citizens Financial Group, Inc., a subsidiary of The Royal Bank of Scotland, is the holding company of five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank. Capital stock outstanding to these five members is aggregated in the above table.

The following table presents outstanding advances and total accrued interest receivable from advances as of June 30, 2007, and December 31, 2006 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of June 30, 2007
Bank of America Rhode Island, N.A., Providence, RI	$10,183,146	26.2%	$50,290	32.6%
Citizens Financial Group	6,994,184	18.0	27,623	17.9

As of December 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	20.6%	$39,653	26.7%
Citizens Financial Group	7,005,329	18.8	28,647	19.3

The Bank recognized interest income on advances outstanding with the above members during the three months and six months ended June 30, 2007 and 2006, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Name	2007	2006	2007	2006

Bank of America Rhode Island, N.A., Providence, RI	$136,067	$136,263	$243,168	$249,766
Citizens Financial Group	93,250	74,056	185,643	140,171

The following table presents an analysis of advances activity with related parties for the six months ended June 30, 2007 (dollars in thousands):

	Advances Outstanding at	For the Six Months Ended June 30, 2007		Advances Outstanding
	December 31, 2006	Disbursements to Members	Payments from Members	at June 30, 2007

Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	$15,789,416	$(13,314,642)	$10,183,146
Citizens Financial Group	7,005,329	12,241,500	(12,252,645)	6,994,184

The following table presents an analysis of outstanding derivative contracts with members and affiliates of Bank members for June 30, 2007, and December 31, 2006 (dollars in thousands):

			June 30, 2007		December 31, 2006
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding	Notional Outstanding	Percent of Notional Outstanding

Bank of America NA	Bank of America Rhode Island, NA	Dealer	$2,041,000	6.17%	$1,567,350	5.13%
Royal Bank of Scotland, PLC	Citizens Financial Group	Dealer	1,960,000	5.93	982,500	3.22
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03	10,000	0.03

Standby Letters of Credit. The Bank had $35.7 million and $39.3 million of outstanding standby letters of credit to Bank of America Rhode Island, N.A. as of June 30, 2007, and December 31, 2006, respectively.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $12.1 million and $14.7 million at June 30, 2007, and December 31, 2006, respectively (see Note 3). The Bank recorded interest income of $203,000 and $205,000 from these investment securities for the three months ended June 30, 2007 and 2006, respectively. The Bank recorded interest income of $405,000 and $409,000 from these investment securities for the six months ended June 30, 2007 and 2006, respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Consolidated Obligations. From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and upon transfer we became the primary obligor. There were no transfers of debt obligations between the Bank and other FHLBanks during the six months ended June 30, 2007. During the six months ended June 30, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had been the obligation of the FHLBank of Chicago.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any borrowings from other FHLBanks outstanding at June 30, 2007, and December 31, 2006. Interest expense on borrowings from other FHLBanks for the three months and six months ended June 30, 2007 and 2006, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense to Other FHLBanks	2007	2006	2007	2006

FHLBank of Chicago	$—	$7	$—	$7
FHLBank of Cincinnati	35	32	35	197
FHLBank of Dallas	—	17	—	17
FHLBank of San Francisco	3	13	3	13

Total	$38	$69	$38	$234

MPF Mortgage Loans. The Bank historically sold to the FHLBank of Chicago participations in mortgage assets that the Bank purchased from its members. During the six months ended June 30, 2007, the Bank did not sell any mortgage-loan participations to the FHLBank of Chicago. During the six months ended June 30, 2006, the Bank sold to the FHLBank of Chicago approximately $109.0 million in such mortgage-loan participations.

The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $260,000 and $269,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended June 30, 2007 and 2006, respectively, which has been recorded in the statements of income as other expense. The Bank recorded $523,000 and $531,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the six months ended June 30, 2007 and 2006, respectively.

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

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34  (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s COs, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at June 30, 2007, and December 31, 2006. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable were approximately $911.7 billion and $895.6 billion at June 30, 2007, and December 31, 2006, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $70.7 million and $76.4 million at June 30, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. Outstanding standby letters of credit as of June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30, 2007	December 31, 2006

Outstanding notional	$2,383,541	$1,792,749
Original terms	Three months to 20 years	Two months to 20 years
Final expiration year	2024	2024

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $1.2 million and $579,000 at June 30, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both June 30, 2007, and December 31, 2006. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $4.9 million and $6.6 million at June 30, 2007, and December 31, 2006, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2012. Total commitments for bond purchases were $533.7 million and $537.3 million at June 30, 2007, and December 31, 2006, respectively. The Bank had agreements with three state housing authorities at June 30, 2007, and December 31, 2006. For the six months ended June 30, 2007, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank generally executes derivatives with counterparties rated single-A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of June 30, 2007, the Bank had no collateral pledged out to counterparties. As of December 31, 2006, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $55.0 million to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank entered into $32.0 million and $500.0 million par value of CO bonds that had traded but not settled as of June 30, 2007, and December 31, 2006, respectively. Additionally, the Bank entered into $4.4 million and $29.8 million par value of CO DNs that had traded but not settled as of June 30, 2007, and December 31, 2006, respectively.

Legal Proceedings. The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank’s financial condition or results of operations.

Note 16 – Subsequent Events

On August 7, 2007, the board of directors approved payment of a cash dividend at an annualized rate of 6.50 percent based on average capital stock balances outstanding for the second quarter of 2007. The dividend amounted to $39.0 million and will be paid on September 5, 2007.

On August 8, 2007, the Federal Home Loan Banks of Chicago and Dallas jointly announced that they are engaged in preliminary discussions intended to evaluate the benefits and feasibility of combining the business operations of the two institutions.

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

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2006, have been derived from the Bank’s audited financial statements. Financial highlights for the June 30, 2007 and 2006, interim periods have been derived from the Bank’s unaudited financial statements (dollars in thousands).

	June 30,	December 31,
	2007	2006
Statement of Condition
Total assets	$60,263,319	$57,469,781
Investments (1)	14,718,386	11,992,161
Securities purchased under agreements to resell	2,000,000	3,250,000
Advances	38,849,820	37,342,125
Mortgage loans held for portfolio, net	4,262,671	4,502,182
Deposits and other borrowings	1,044,909	1,124,009
Consolidated obligations, net	55,901,617	53,241,957
AHP liability	46,688	44,971
Payable to REFCorp	10,034	13,275
Mandatorily redeemable capital stock	4,288	12,354
Class B capital stock outstanding – putable (2)	2,427,656	2,342,517
Total capital	2,628,273	2,532,514

Other Information
Total capital ratio (3)	4.35%	4.42%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Results of Operations
Net interest income	$72,316	$76,344	$142,283	$150,531
Other loss	(4,459)	(384)	(2,469)	(776)
Other expense	13,216	12,256	26,115	24,075
AHP and REFCorp assessments	14,514	16,921	30,203	33,388
Net income	40,136	46,801	83,505	92,365

Other Information (4)
Dividends declared	$38,671	$—	$78,463	$34,148
Dividend payout ratio	96.35%	—%	93.96%	36.97%
Weighted-average dividend rate (5) (6)	6.75	—	6.69	2.62
Return on average equity (7)	6.20	6.71	6.59	6.66
Return on average assets	0.27	0.32	0.29	0.31
Net interest margin (8)	0.49	0.52	0.50	0.51

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

(6)   Beginning with the second quarter of 2006, dividends were not declared until after the quarter had ended. The second quarter 2006 dividend declared by the board of directors in August 2006 was at a rate of 5.50 percent.

(7)   Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive income is not included in the calculation.

(8)   Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

QUARTERLY OVERVIEW

Second Quarter of 2007 compared with Second Quarter of 2006. Net income for the quarter ended June 30, 2007, was $40.1 million, compared with $46.8 million for the same period in 2006. This $6.7 million decrease was due, in part, to a decrease of $4.0 million in net interest income, a $4.1 million increase in other loss, and a $960,000 increase in other expense. These decreases to net income were partially offset by a decrease of $2.4 million in AHP and REFCorp assessments.

Net interest income for the quarter ended June 30, 2007, was $72.3 million, compared with $76.3 million for the same period in 2006. This $4.0 million decrease was primarily attributable to a reduction in net interest spreads relative to funding cost related to the Bank’s advances, MPF and MBS portfolios. Also an increase in the proportion of money market assets relative to total assets, and a decline in average capital balances contributed to the decline in net interest income.

For the quarters ended June 30, 2007 and 2006, average total assets were $59.9 billion and $59.5 billion, respectively, but average total capital was $2.6 billion and $2.8 billion for these respective quarters. Return on average assets and return on average equity were 0.27 percent and 6.20 percent, respectively, for the quarter ended June 30, 2007, compared with 0.32 percent and 6.71 percent, respectively, for the quarter ended June 30, 2006. The return on average assets and return on average equity declined mainly due to the $6.7 million decrease in net income during the period.

Six Months Ended June 30, 2007, compared with Six Months Ended June 30, 2006. Net income for the six months ended June 30, 2007, was $83.5 million, compared with $92.4 million for the same period in 2006. This $8.9 million decrease was due, in part, to a decrease of $8.2 million in net interest income, a $1.7 million increase in other loss, and a $2.0 million increase in other expense. These decreases to net income were partially offset by a $3.2 million decrease in AHP and REFCorp assessments.

Net interest income for the six months ended June 30, 2007, was $142.3 million, compared with $150.5 million for the same period in 2006. This $8.2 million decrease was primarily attributable to lower average asset balances, lower average capital balances, and a reduction in net interest spreads relative to funding cost related to the Bank’s advances, MPF and MBS portfolios, as well as an increase in the proportion of money market assets relative to total assets in 2007 as compared to 2006. This decrease was partially offset by an increase in yields earned on advances and investments, in addition to higher average balances of investment securities.

For the six months ended June 30, 2007 and 2006, average total assets were $58.7 billion and $59.9 billion, respectively. Return on average assets and return on average equity were 0.29 percent and 6.59 percent, respectively, for the six months ended June 30, 2007, compared with 0.31 percent and 6.66 percent, respectively, for the six months ended June 30, 2006. The return on average assets and return on average equity declined mainly due to the $8.9 million decrease in net income during the period.

Financial Condition at June 30, 2007, versus December 31, 2006

The composition of the Bank’s total assets changed during the quarter ended June 30, 2007, as follows:

•              Advances decreased slightly to 64.5 percent of total assets at June 30, 2007, down from 65.0 percent of total assets at December 31, 2006.

•                  Short-term money-market investments increased to 13.6 percent of total assets at June 30, 2007, up from 11.8 percent of total assets at December 31, 2006. As of June 30, 2007, federal funds sold and interest-bearing deposits had increased by $2.5 billion and $90.0 million, respectively, while securities purchased under agreements to resell decreased by $1.3 billion.

•                  Investment securities decreased to 14.2 percent of total assets at June 30, 2007, down from 14.7 percent of total assets at December 31, 2006.

•              Net mortgage loans decreased to 7.1 percent of total assets at June 30, 2007, from 7.8 percent of total assets at December 31, 2006. Mortgage loans outstanding at June 30, 2007, totaled $4.3 billion, decreasing $239.5 million from December 31, 2006. The decrease reflects a decline in loan-purchase activity, and the fact that principal repayments outpaced loan-purchase activity during the first and second quarter of 2007.

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

Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$38,971,297	$513,961	5.29%	$40,942,527	$499,737	4.90%
Interest-bearing deposits in banks	1,383,689	18,453	5.35	1,405,325	17,229	4.92
Securities purchased under agreements to resell	1,284,616	17,105	5.34	376,924	4,686	4.99
Federal funds sold	4,964,547	65,971	5.33	3,737,415	46,283	4.97
Investment securities (2)	8,174,575	112,086	5.50	7,586,210	100,419	5.31
Mortgage loans	4,329,440	54,952	5.09	4,795,371	60,112	5.03
Other earning assets	—	—	—	549	7	5.11

Total interest-earning assets	59,108,164	782,528	5.31	58,844,321	728,473	4.97%

Other non-interest-earning assets	813,203			663,074

Total assets	$59,921,367	$782,528	5.24%	$59,507,395	$728,473	4.91%

Liabilities and capital
Consolidated obligations
Discount notes	$19,590,415	$254,781	5.22%	$25,092,055	$302,476	4.84%
Bonds	35,873,773	443,870	4.96	30,115,322	343,278	4.57
Deposits	924,035	11,331	4.92	549,804	6,066	4.43
Mandatorily redeemable capital stock	8,779	185	8.45	13,412	188	5.62
Other borrowings	4,265	45	4.23	10,822	121	4.48

Total interest-bearing liabilities	56,401,267	710,212	5.05	55,781,415	652,129	4.69%

Other non-interest-bearing liabilities	917,045			911,836
Total capital	2,603,055			2,814,144

Total liabilities and capital	$59,921,367	$710,212	4.75%	$59,507,395	$652,129	4.40%

Net interest income		$72,316			$76,344
Net interest spread			0.26%			0.28%
Net interest margin			0.49			0.52

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$38,256,356	$1,000,360	5.27%	$41,057,753	$956,633	4.70%
Interest-bearing deposits in banks	1,393,951	36,976	5.35	1,591,100	37,181	4.71
Securities purchased under agreements to resell	1,693,370	44,842	5.34	486,879	11,405	4.72
Federal funds sold	3,981,556	105,222	5.33	3,780,475	89,100	4.75
Investment securities (2)	8,214,101	226,088	5.55	7,489,963	193,275	5.20
Mortgage loans	4,385,971	111,247	5.11	4,821,168	120,739	5.05
Other earning assets	—	—	—	276	7	5.11

Total interest-earning assets	57,925,305	1,524,735	5.31	59,227,614	1,408,340	4.80%

Other non-interest-earning assets	800,751			670,609

Total assets	$58,726,056	$1,524,735	5.24%	$59,898,223	$1,408,340	4.74%

Liabilities and capital
Consolidated obligations
Discount notes	$19,033,135	$492,900	5.22%	$25,948,178	$594,562	4.62%
Bonds	35,282,282	866,932	4.95	29,673,361	651,791	4.43
Deposits	909,112	22,135	4.91	521,779	10,853	4.19
Mandatorily redeemable capital stock	12,091	436	7.27	11,443	310	5.46
Other borrowings	2,941	49	3.36	13,522	293	4.37

Total interest-bearing liabilities	55,239,561	1,382,452	5.05	56,168,283	1,257,809	4.52%

Other non-interest-bearing liabilities	927,010			918,770
Total capital	2,559,485			2,811,170

Total liabilities and capital	$58,726,056	$1,382,452	4.75%	$59,898,223	$1,257,809	4.23%

Net interest income		$142,283			$150,531
Net interest spread			0.26%			0.28%
Net interest margin			0.50			0.51

(1)          Yields are annualized.

(2)          The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Second Quarter of 2007 compared with Second Quarter of 2006. Net interest spread for the second quarter of 2007 was 0.26 percent, a two-basis-point decline from the net interest spread for the same period in 2006. Net interest margin for the second quarter of 2007 and 2006 was 0.49 percent and 0.52 percent, respectively. For the quarter ended June 30, 2007, the average yields on total interest-earning assets increased 34 basis points and yields on total interest-bearing liabilities increased 36 basis points, compared with the same period in 2006.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of fair-value hedging adjustments associated with SFAS 133. Despite the decline in net interest income, prepayment fee income increased during the second quarter of 2007 by approximately $1.8 million from the same period in 2006. During the three months ended June 30, 2007, advances totaling $785.9 million were prepaid, resulting in gross prepayment-fee income of $1.9 million, which was partially offset by a loss of $50,000 related to fair-value hedging adjustments on those prepaid advances. For the three months ended June 30, 2006, advances totaling $35.3 million were prepaid, resulting in gross prepayment-fee income of $13,000. For the quarter ended June 30, 2007 and 2006, net prepayment fees on investments were $728,000 and $754,000, respectively.

Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006. Net interest spread for the six months ended June 30, 2007 was 0.26 percent, a two-basis-point decline from the net interest spread for the same period in 2006. Net interest margin for the six months ended June 30, 2007 and 2006, was 0.50 percent and 0.51 percent, respectively. For the quarter ended June 30, 2007, the average yields on total interest-earning assets increased 51 basis points and yields on total interest-bearing liabilities increased 53 basis points, compared with the same period in 2006. Also, prepayment-fee income, which is classified within net interest income, increased during the six months ended June 30, 2007, by approximately $2.9 million from the same period in 2006.

During the six months ended June 30, 2007, advances totaling $1.2 billion were prepaid, resulting in gross prepayment-fee income of $3.2 million, which was partially offset by a loss of $683,000 related to fair-value hedging adjustments on those prepaid advances. For the six months ended June 30, 2006, advances totaling $751.0 million were prepaid, resulting in gross prepayment-fee income of $98,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $415,000 related to the premium write off associated with these prepaid advances. For the six months ended June 30, 2007 and 2006, net prepayment fees on investments were $2.7 million and $2.5 million, respectively.

Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. Excluding the impact of prepayment-fee income, net interest spread decreased from 0.27 percent in the second quarter of 2006 to 0.24 percent in the same period in 2007, and net interest margin decreased from 0.52 percent in 2006 to 0.47 percent in 2007. Excluding the impact of prepayment-fee income, net interest spread decreased from 0.27 percent for the six months ended June 30, 2006 to 0.24 percent for the same period in 2007, and net interest margin decreased from 0.50 percent in 2006 to 0.48 percent in 2007. These results are presented in the following tables.

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Three Months Ended June 30,
	2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$512,146	5.27%	$499,724	4.90%
Investment securities	111,358	5.46	99,665	5.27
Total interest-earning assets	779,985	5.29	727,706	4.96

Net interest income	69,773		75,577
Net interest spread		0.24%		0.27%
Net interest margin		0.47%		0.52%

	For the Six Months Ended June 30,
	2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$997,875	5.26%	$956,899	4.70%
Investment securities	223,428	5.49	190,762	5.14
Total interest-earning assets	1,519,590	5.29	1,406,093	4.79

Net interest income	137,138		148,284
Net interest spread		0.24%		0.27%
Net interest margin		0.48%		0.50%

The decline in net interest spread is attributable to several factors. First, the net interest spread to funding cost on advances, MBS, and MPF loans has been narrower on new transactions relative to expiring transactions, so that over time, average net interest spread has declined. In particular, during the second quarter of 2007, in response to recent declines in advances balances outstanding, the Bank offered discount advances pricing designed to stimulate demand for advances. Second, as the Bank’s MPF portfolio has aged, low-cost short-term debt assigned to the portfolio has expired, narrowing the Bank’s overall net interest spread. Third, the proportion of low-margin money market investments to total assets has increased. All of these factors have contributed to lower net interest spreads, despite the fact that CO debt funding costs have declined relative to broader market interest rates, such as US Dollar interest rate swap yields.

The average balance of total advances decreased $2.8 billion, or 6.8 percent, for the six months ended June 30, 2007, compared with the same period in 2006. The decrease in average advances was attributable to a decrease in member demand for short-term and overnight advances, while long-term fixed-rate and variable-rate advances showed an increase during the six months ended June 30, 2007, as compared to the same period in 2006. The following table summarizes average balances of advances outstanding during the six months ended June 30, 2007 and 2006, by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006

Overnight advances – par value	$1,106,777	$2,460,797

Fixed-rate advances – par value
Short-term	15,288,276	19,877,387
Long-term	8,527,242	7,902,336
Amortizing	2,443,119	2,504,526
Putable	5,857,780	5,502,309
Callable	30,000	30,000
	32,146,417	35,816,558

Variable-rate advances – par value
Simple variable	5,016,315	2,815,187
Putable, convertible to fixed	4,050	—
	5,020,365	2,815,187

Total average advances par value	38,273,559	41,092,542

Premiums and discounts	(10,551)	(5,993)
SFAS 133 hedging adjustments	(6,652)	(28,796)

Total average advances	$38,256,356	$41,057,753

As displayed in the above table, the average balance of overnight advances decreased by $1.4 billion from the six months ended June 30, 2006, to the same period in 2007. The interest rate on overnight advances changes on a daily basis, and is based on market indications each day. Total average advances decreased by $2.8 billion from the six months ended June 30, 2006, to the same period in 2007. This decrease is attributable to the activity of the Bank’s larger members. The average balance of short-term fixed-rate advances decreased by approximately $4.6 billion from the six months ended June 30, 2006, to the same period in 2007. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank’s funding cost for these advances is generally narrower for these products than for other products with longer terms to maturity. For the six months ended June 30, 2007, the average balance of variable-rate indexed advances increased by $2.2 billion from the average balance for the same period in 2006. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month London Interbank Offered Rate (LIBOR), or on the offered yield on three-month FHLBank DNs, as determined by the Office of Finance. Additionally, while most putable advances are classified as fixed-rate advances in the table above, substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, fixed-rate putable advances, and variable-rate advances combined totaled $27.3 billion for the six months ended June 30, 2007, representing 71.3 percent of the total average balance of advances outstanding during the six months ended June 30, 2007. For the same period in 2006, the average balance of these combined advances totaled $30.7 billion, representing 74.6 percent of total average advances outstanding during the period.

In the past, the foregoing trend toward a higher proportion of longer-term advances would generally lead to improved net interest spreads to funding costs for the overall advances portfolio. However, due to diminished advance demand that the Bank experienced in 2007, the Bank has offered advances at net interest spreads that were lower than historical averages for longer-term products, diminishing the favorable impact of long-term advances upon the Bank’s net interest spread.

Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, increased $1.2 billion, or 20.7 percent, from the average balances for the six months ended June 30, 2006, to June 30, 2007. The higher average balances in the six months ended June 30, 2007, resulted from the increased activity in securities purchased under agreements to resell. The yield earned on short-term money-market investments is tied  directly to short-term market interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances increased $724.1 million or 9.7 percent for the six months ended June 30, 2007, compared with the same period in 2006. The growth in average investments is due to the increase in held-to-maturity MBS of $834.4 million. The increase in held-to-maturity MBS is due to the Bank striving to maintain a level of MBS investments near the 300 percent of capital limitation. Moreover, due to impacts on demand for MBS stemming from turmoil in the subprime mortgage market, net interest spread opportunities with respect to all types of MBS improved over the course of the second quarter of 2007, as compared to the same period in 2006.  Accordingly, the Bank was able to purchase more MBS at favorable risk-adjusted net interest spreads in 2007 than during corresponding periods in 2006.

Average mortgage-loan balances for the six months ended June 30, 2007, were $435.2 million lower than the average balance for the same period in 2006, representing a decrease of 9.0 percent. This decrease in average mortgage-loan balances was attributable to the following:

•                  Mortgage-loan purchases during the six months ended June 30, 2007 and 2006, amounted to $81.2 million and $182.8 million, respectively. The decline in purchases is due to the fact that the Bank currently has no master commitments outstanding to Balboa Reinsurance Co., and that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since April 2006.

•                  The FHLBank of Chicago has not purchased any participation interests in MPF loans acquired by the Bank since April 2006. See Financial Condition — Mortgage Loans for additional information regarding the FHLBank of Chicago’s participation in MPF loan purchases. As a result, the Bank has avoided entering into large master commitments to purchase large volumes of mortgage loans at unattractive yield spreads.

•                  As interest rates rose during 2006 and into 2007, mortgage-refinancing activities remained relatively moderate, resulting in relatively low prepayment activity in the Bank’s outstanding loan portfolio.

Overall, the yield on the mortgage-loan portfolio has increased for the quarter ended June 30, 2007, over the quarter ended June 30, 2006. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in 2006 and into the first six months of 2007 relative to the coupons on pre-existing loans;

•                  Premium/discount amortization expense has declined $665,000, or 29.8 percent, due to a lower amount of loan prepayments in the quarter ended June 30, 2007, versus the same period in 2006; and

•                  The above factors were offset by an increase in net premiums on mortgage loans purchased during the quarter ended June 30, 2007, compared with those purchased during the quarter ended June 30, 2006. The book-value adjustment on newly purchased mortgage loans fluctuated from a net discount of $396,000 to a net premium of $116,000 for the three months ended June 30, 2006 and 2007, respectively. The premium balance will result in a decrease to the yield when amortized.

Overall, the yield on the mortgage-loan portfolio has increased for the six months ended June 30, 2007, over the six months ended June 30, 2006. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in 2006 which continued in 2007 relative to the coupons on pre-existing loans;

•                  Premium/discount amortization expense has declined $1.3 million, or 27.5 percent, due to a lower amount of loan prepayments in the six months ended June 30, 2007, versus the same period in 2006; and

•                  The above factors were offset by an increase in net premiums on mortgage loans purchased during the six months ended June 30, 2007, compared to those purchased during the six months ended June 30, 2006. The book-value adjustment on newly purchased mortgage loans fluctuated from a net discount of $952,000 to a net premium of $258,000 for the six months ended June 30, 2006 and 2007, respectively. The premium balance will result in a decrease to the yield when amortized.

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Three Months Ended June 30,
	2007		2006
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$57,705	5.35%	$63,633	5.32%
Premium/discount amortization	(1,570)	(0.15)	(2,235)	(0.18)
Credit-enhancement fees	(1,183)	(0.11)	(1,286)	(0.11)

Total interest income	$54,952	5.09%	$60,112	5.03%

	For the Six Months Ended June 30,
	2007		2006
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$116,918	5.37%	$127,868	5.35%
Premium/discount amortization	(3,301)	(0.15)	(4,556)	(0.19)
Credit-enhancement fees	(2,370)	(0.11)	(2,573)	(0.11)

Total interest income	$111,247	5.11%	$120,739	5.05%

(1)          Yields are annualized.

Average CO balances decreased $1.3 billion, or 2.3 percent, from the six months ended June 30, 2006, to the same period in 2007. This decrease was due to the $6.9 billion reduction in CO DNs, all of which are short term with maturities of one year or less. The decline corresponds to the $5.9 billion decrease in average short-term and overnight advances from the six months ended June 30, 2006, to the same period in 2007. The remainder of the reduction in DNs is attributable to a shift to CO bonds due to relatively more favorable spreads in the CO bond market during the second quarter.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Gross interest income before effect of derivatives	$766,693	$719,017	$1,494,572	$1,398,971
Net interest adjustment for derivatives	15,835	9,456	30,163	9,369

Total interest income reported	$782,528	$728,473	$1,524,735	$1,408,340

Gross interest expense before effect of derivatives	$702,559	$621,186	$1,360,986	$1,208,858
Net interest adjustment for derivatives	7,653	30,943	21,466	48,951

Total interest expense reported	$710,212	$652,129	$1,382,452	$1,257,809

Reported net interest margin for the three months ended June 30, 2007 and 2006, was 0.49 percent and 0.52 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.44 percent and 0.67 percent for the three months ended June 30, 2007 and 2006, respectively.

Reported net interest margin for the six months ended June 30, 2007 and 2006, was 0.50 percent and 0.51 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.47 percent and 0.65 percent for the six months ended June 30, 2007 and 2006, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a gain of $202,000 and $145,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, interest accruals on derivatives classified as economic hedges totaled a gain of $397,000 and $519,000, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in the Risk Management – Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is due primarily to narrower net interest spreads between asset yields and CO yields, lower average capital levels, and a decrease in average advance balances. The following table summarizes changes in interest income and interest expense between the three months and six months ended June 30, 2007 and 2006. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2007 vs. 2006			For the Six Months Ended June 30, 2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(24,060)	$38,284	$14,224	$(65,272)	$108,999	$43,727
Interest-bearing deposits in banks	(265)	1,489	1,224	(4,607)	4,402	(205)
Securities purchased under agreements to resell	11,285	1,134	12,419	28,262	5,175	33,437
Federal funds sold	15,196	4,492	19,688	4,739	11,383	16,122
Investment securities	7,788	3,879	11,667	18,686	14,127	32,813
Mortgage loans	(5,841)	681	(5,160)	(10,899)	1,407	(9,492)
Other earnings assets	(7)	—	(7)	(7)	—	(7)

Total interest income	4,096	49,959	54,055	(29,098)	145,493	116,395

Interest expense
Consolidated obligations
Discount notes	(66,320)	18,625	(47,695)	(158,447)	56,785	(101,662)
Bonds	65,639	34,953	100,592	123,203	91,938	215,141
Deposits	4,129	1,136	5,265	8,057	3,225	11,282
Mandatorily redeemable capital stock	(65)	62	(3)	18	108	126
Other borrowings	(73)	(3)	(76)	(229)	(15)	(244)

Total interest expense	3,310	54,773	58,083	(27,398)	152,041	124,643

Change in net interest income	$786	$(4,814)	$(4,028)	$(1,700)	$(6,548)	$(8,248)

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months and six months ended June 30, 2007 and 2006. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge-accounting treatment.

Other Income (Loss)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(Losses) gains on derivatives and hedging activities:
Net losses related to fair-value hedge ineffectiveness	$(4,645)	$(541)	$(3,523)	$(357)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	200	44	176	65
Trading securities	398	395	93	1,904
Mortgage delivery commitments	(134)	(187)	(126)	(1,362)
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	202	145	397	519
Net (losses) gains on derivatives and hedging activities	(3,979)	(144)	(2,983)	769

Loss on early extinguishment of debt	(641)	—	(641)	(215)
Service-fee income	937	802	2,003	1,335
Net unrealized loss on trading securities	(785)	(1,055)	(859)	(2,648)
Other	9	13	11	(17)

Total other loss	$(4,459)	$(384)	$(2,469)	$(776)

Second Quarter of 2007 compared with Second Quarter of 2006. Net losses related to fair-value hedge ineffectiveness were $4.6 million and $541,000 for the three months ended June 30, 2007 and 2006, respectively. The unfavorable hedge ineffectiveness was largely attributable to the portfolio of hedged CO debt, reflecting the impact of rising interest rates, which caused the expected lives of callable CO debt and associated interest rate swaps to extend.

As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Losses on early extinguishment of debt totaled $641,000 for the three months ended June 30, 2007. There were no losses on early extinguishment of debt during the three months ended June 30, 2006. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generates fee income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the proceeds of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. During the three months ended June 30, 2007, the Bank extinguished debt with carrying balances totaling $22.3 million. The Bank did not extinguish any debt during the three months ended June 30, 2006.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended June 30, 2007 and 2006, net unrealized losses on trading securities of $785,000 and $1.1 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to net gains of $398,000 and $395,000 for the three months ended June 30, 2007 and 2006, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled $202,000 and $145,000 for the three months ended June 30, 2007 and 2006, respectively.

Six Months Ended June 30, 2007, compared with Six Months Ended June 30, 2006. Net losses related to fair-value hedge ineffectiveness were $3.5 million and $357,000 for the six months ended June 30, 2007 and 2006, respectively. The unfavorable hedge ineffectiveness was largely attributable to the portfolio of hedged CO debt, reflecting the impact of rising interest rates, which caused the expected lives of callable CO debt and associated interest rate swaps to extend. This was partially offset by the recapture of unrealized losses during the first quarter of 2007 that were attributable to hedge ineffectiveness that occurred in prior periods as hedges expired.

Losses on early extinguishment of debt totaled $641,000 and $215,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the Bank extinguished debt with carrying balances totaling $22.3 million and $2.0 million, respectively.

For the six months ended June 30, 2007 and 2006, net unrealized losses on trading securities of $859,000 and $2.6 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a net gain of $93,000 and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled $397,000 and $519,000 for the six months ended June 30, 2007 and 2006, respectively.

Operating expenses for the three months and six months ended June 30, 2007 and 2006, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Salaries, incentive compensation, and benefits	$7,475	$6,661	$15,161	$13,681
Occupancy costs	964	1,112	2,014	2,164
Other operating expenses	3,616	3,357	6,439	5,928

Total operating expenses	$12,055	$11,130	$23,614	$21,773

Annualized ratio of operating expenses to average assets	0.08%	0.08%	0.08%	0.07%

Second Quarter of 2007 compared with Second Quarter of 2006. For the three months ended June 30, 2007, total operating expenses increased $925,000 from the same period in 2006. This increase was mainly due to an $814,000 increase in salaries and benefits and a $259,000 increase in other operating expenses. The $814,000 increase in salaries and benefits was due primarily to a $277,000 increase in salary expenses attributable to annual merit increases, as well as approximately $500,000 attributable to employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank’s pension plans.

The $259,000 increase in other operating expenses was largely attributable to a $19,000 increase in depreciation of furniture and equipment due to planned furniture and equipment purchases, a $36,000 increase in travel expenses, a $122,000 increase in employee search expenses to fill vacant positions, and a $99,000 increase in professional fees. These were offset by an $81,000 decline in office supplies.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $897,000 and $840,000 for the three months ended June 30, 2007 and 2006, respectively, and are included in other expense.

Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006. For the six months ended June 30, 2007, total operating expenses increased $1.8 million from the same period in 2006. This increase was mainly due to a $1.5 million increase in salaries and benefits and a $511,000 increase in other operating expenses. The $1.5 million increase in salaries and benefits was due primarily to a $635,000 increase in salary expenses attributable to annual merit increases, as well as approximately $728,000 attributable to employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank’s pension plans.

The $511,000 increase in other operating expenses is largely attributable to an $82,000 increase in depreciation of furniture and equipment due to planned furniture and equipment purchases, a $111,000 increase in contractual services related to information technology expenses, a $151,000 increase in employee search expenses to fill vacant positions, and a $342,000 increase in professional fees. These were offset by a $63,000 decline in travel expenses, and a $146,000 decrease in office supplies.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $2.0 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At June 30, 2007, the advances portfolio totaled $38.8 billion, an increase of $1.5 billion compared with a total of $37.3 billion at December 31, 2006. This increase was primarily the result of increases in fixed-rate and variable-rate advances that were partially offset by a decrease in overnight advances. Fixed-rate advances increased $1.6 billion and variable-rate advances increased $129.7 million as members increased their borrowings during the first six months of 2007 in response to their own balance-sheet demands. These increases were partially offset by a decrease of $175.5 million in overnight advances. The $1.5 billion increase in advances was largely attributable to the activity of the Bank’s top advance holding members. At June 30, 2007, 55.4 percent of total advances outstanding had original maturities of greater than one year, compared with 54.7 percent as of December 31, 2006.

The following table summarizes advances outstanding at June 30, 2007, and December 31, 2006, by year of maturity.

Advances Outstanding by Year of Maturity
(dollars in thousands)

	June 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$11,000	5.63%	$8,285	5.66%
Due in one year or less	22,089,507	5.15	21,541,880	5.12
Due after one year through two years	6,117,169	4.96	4,424,213	4.67
Due after two years through three years	3,150,853	5.02	3,811,448	4.91
Due after three years through four years	2,075,788	4.88	2,348,233	5.06
Due after four years through five years	1,603,475	4.93	1,984,555	4.92
Thereafter	3,863,620	4.56	3,240,144	4.58

Total par value	38,911,412	5.03%	37,358,758	4.98%

Premium on advances	2,824		4,031
Discount on advances	(15,651)		(13,413)
SFAS 133 hedging adjustments	(48,765)		(7,251)

Total	$38,849,820		$37,342,125

As of June 30, 2007, SFAS 133 hedging adjustments decreased $41.5 million from December 31, 2006. Higher market interest rates during the first six months of 2007, as compared to the fourth quarter of 2006, have resulted in a lower estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At June 30, 2007, and December 31, 2006, the Bank had outstanding callable advances of $30.0 million.

The following table summarizes advances outstanding at June 30, 2007, and December 31, 2006, by year of maturity or next call date for callable advances.

Advances Outstanding by Year of Maturity or Next Call Date
(dollars in thousands)

Year of Maturity or Next Call Date	June 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$11,000	$8,285
Due in one year or less	22,119,507	21,571,880
Due after one year through two years	6,117,169	4,424,213
Due after two years through three years	3,150,853	3,811,448
Due after three years through four years	2,045,788	2,348,233
Due after four years through five years	1,603,475	1,954,555
Thereafter	3,863,620	3,240,144

Total par value	$38,911,412	$37,358,758

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At June 30, 2007, and December 31, 2006, the Bank had putable advances outstanding totaling $6.1 billion, and $5.4 billion, respectively. The following table summarizes advances outstanding at June 30, 2007, and December 31, 2006, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date
(dollars in thousands)

Year of Maturity or Next Put Date	June 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$11,000	$8,285
Due in one year or less	26,795,932	25,745,480
Due after one year through two years	6,446,119	4,476,013
Due after two years through three years	2,328,253	3,320,798
Due after three years through four years	889,438	1,120,083
Due after four years through five years	1,029,925	1,105,255
Thereafter	1,410,745	1,582,844

Total par value	$38,911,412	$37,358,758

The following table summarizes advances outstanding by product type at June 30, 2007, and December 31, 2006.

Advances Outstanding By Product Type
(dollars in thousands)

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$861,190	2.2%	$1,036,669	2.8%

Fixed-rate advances
Short-term	16,030,842	41.2	15,231,027	40.8
Long-term	8,775,674	22.5	8,418,729	22.5
Amortizing	2,333,681	6.0	2,593,183	6.9
Putable	6,106,725	15.7	5,405,500	14.5
Callable	30,000	0.1	30,000	0.1
	33,276,922	85.5	31,678,439	84.8

Variable-rate advances
Simple variable	4,739,300	12.2	4,643,650	12.4
Putable, convertible to fixed	34,000	0.1	—	—
	4,773,300	12.3	4,643,650	12.4

Total par value	$38,911,412	100.0%	$37,358,758	100.0%

The Bank lends to member financial institutions within the six New England states. At June 30, 2007, the Bank had advances outstanding to 350, or 75.3 percent, of its 465 members. At December 31, 2006, the Bank had advances outstanding to 364, or 78.3 percent, of its 465 members.

Top Five Advance-Holding Members
(dollars in millions)

			As of June 30, 2007			Advances Interest Income for the	Advance Interest Income for the
				Percent of	Weighted-	Three Months	Six Months
			Par Value of	Total	Average	Ended	Ended
Name	City	State	Advances	Advances	Rate (2)	June 30, 2007	June 30, 2007

Bank of America Rhode Island, N.A	Providence	RI	$10,183.1	26.2%	5.29%	$136.1	$243.2
Citizens Financial Group (1)	Providence	RI	6,994.2	18.0	5.27	93.2	185.6
NewAlliance Bank	New Haven	CT	1,799.7	4.6	4.79	21.6	41.6
MetLife Insurance Company of Connecticut	Hartford	CT	725.0	1.9	5.34	9.7	22.0
Salem Five Cents Savings Bank	Salem	MA	554.9	1.4	4.74	6.5	12.9

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

Investments

At June 30, 2007, investment securities and short-term money-market instruments totaled $16.7 billion, compared with $15.2 billion at December 31, 2006. The growth in investments was due to an increase of $2.5 billion in federal funds sold, offset by a $1.3 billion  decline in securities purchased under agreements to resell. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At June 30, 2007, and December 31, 2006, the Bank’s MBS and SBA holdings represented 286 percent and 292 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of June 30, 2007, and December 31, 2006, are included in the following tables.

Trading Securities
(dollars in thousands)

	June 30, 2007	December 31, 2006

Mortgage-backed securities
U.S. government guaranteed	$37,334	$42,677
Government-sponsored enterprises	53,992	63,685
Other	34,754	45,000

Total	$126,080	$151,362

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

International agency obligations	$350,956	$364,574	$351,299	$382,484
U.S. government corporations	213,571	211,885	213,654	225,615
Government-sponsored enterprises	177,517	179,051	184,342	191,547
Other FHLBanks’ bonds	12,124	12,130	14,685	14,716
	754,168	767,640	763,980	814,362

Mortgage-backed securities
Government-sponsored enterprises	172,219	170,876	172,619	173,696

Total	$926,387	$938,516	$936,599	$988,058

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Commercial paper	$44,993	$44,987	$—	$—
U.S. agency obligations	57,248	57,713	62,823	63,702
State or local housing-agency obligations	307,844	310,599	315,545	317,914
	410,085	413,299	378,368	381,616

Mortgage-backed securities:
U.S. government guaranteed	14,853	15,309	16,226	16,669
Government-sponsored enterprises	1,009,282	1,001,692	1,022,039	1,020,801
Other	6,051,520	6,049,017	5,889,558	5,888,922
	7,075,655	7,066,018	6,927,823	6,926,392

Total	$7,485,740	$7,479,317	$7,306,191	$7,308,008

The Bank’s MBS investment portfolio consists of the following categories of securities as of June 30, 2007, and December 31, 2006.

Mortgage-Backed Securities

	June 30, 2007	December 31, 2006

Nonfederal agency residential mortgage-backed securities	74%	72%
U.S. agency residential mortgage-backed securities	17	18
Nonfederal agency commercial mortgage-backed securities	8	9
Home-equity loans	1	1

Total mortgage-backed securities	100%	100%

Mortgage Loans

Mortgage loans as of June 30, 2007, totaled $4.3 billion, a decrease of $239.5 million from the December 31, 2006, balance of $4.5 billion. This decrease was due to loan amortization and prepayments exceeding new loan purchases.

The following table presents information relating to the Bank’s mortgage portfolio as of June 30, 2007, and December 31, 2006.

Mortgage Loans Held in Portfolio

(dollars in thousands)

	June 30, 2007	December 31, 2006
Real estate
Fixed-rate 15-year single-family mortgages	$1,218,634	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	3,019,036	3,152,175
Premiums	38,290	42,274
Discounts	(11,907)	(12,758)
Deferred derivative gains and losses, net	(1,257)	(1,146)

Total mortgage loans held for portfolio	4,262,796	4,502,307

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,262,671	$4,502,182

The following table details the par value of mortgage loans held for portfolio at June 30, 2007, and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006

Conventional loans	$3,770,355	$3,960,692
Government-insured loans	467,315	513,245

Total par value	$4,237,670	$4,473,937

The FHLBank of Chicago, which acts as the MPF provider and provides operational support to the MPF Banks and their participating financial institution members (PFIs), calculates and publishes daily prices, rates, and fees associated with the various MPF products. The Bank has the option, on a daily basis, to opt out of participation in the MPF program. To date, the Bank has never opted out of daily participation. During the first quarter of 2006, the FHLBank of Chicago had advised the Bank that, until further notice, it would no longer purchase participation interests in MPF loans acquired by other MPF Banks including the Bank. As a result, (1) the FHLBank of Chicago will not purchase participation interests in loans originated by the Bank’s PFIs, and (2) in the event that the Bank elects to opt out of purchasing MPF loans on a given day, the FHLBank of Chicago will forgo its option to purchase 100 percent of the loans originated by the Bank’s PFIs on that date. Given currently available information, market conditions, and the Bank’s financial management strategies for the MPF loan portfolio, the Bank’s management does not believe that this business decision by the FHLBank of Chicago will have any material impact on the Bank’s results of operations or financial condition, although it could from time to time require the Bank to restrict the volume of loans that it purchases from its PFIs. However, under different business conditions, the decision could have a material impact on the Bank’s results of operations and financial condition. For example, if the Bank elected to opt out of purchasing MPF loans, it could adversely affect customer relationships and future business flows.

Of the $4.2 billion of mortgage-loan participations held by the Bank as of June 30, 2007, $2.9 billion, or 67.6 percent, were sold to the Bank by Balboa Reinsurance Co., a subsidiary of Countrywide Financial, Inc. The Bank did not purchase any mortgage loans from Balboa Reinsurance Co. during the six months ended June 30, 2007. Mortgage-loan purchases from Balboa Reinsurance Co., amounted to $110.0 million for the year ended December 31, 2006, and represented 42.1 percent of total mortgage-loan purchases for that period. The decline in purchases is primarily due to the fact that the Bank currently has no master commitments outstanding to Balboa Reinsurance Co., and that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since the second quarter of 2006. The Bank has continued to avoid writing large master commitments with PFIs due to the relatively unattractive spreads available on purchased mortgage loans in recent months and the inability to sell participation interests in these loans to the FHLBank of Chicago. Management cannot predict the extent to which Balboa Reinsurance Co. may sell loans to the Bank in the future.

The following table presents purchases of mortgage loans during the six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the Six Months Ended June 30,
	2007	2006

Conventional loans
Original MPF	$59,202	$51,254
MPF 125	21,745	22,495
MPF Plus	—	110,031

Total par value	$80,947	$183,780

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $125,000 at both June 30, 2007, and December 31, 2006. See the Bank’s Annual Report on Form 10-K Item 7 — Critical Accounting Policies and Estimates — Allowance for Loan Losses for a description of the change to the Bank’s methodology for estimating the allowance for loan losses which was implemented as of December 31, 2006.

The following table presents the Bank’s allowance for credit losses activity.

Allowance for Credit Losses Activity

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$125	$1,788	$125	$1,843
Charge-offs	—	(11)	—	(11)
Recoveries	9	—	9	—
Net recoveries (charge-offs)	9	(11)	9	(11)
Reduction of provision for credit losses	(9)	(18)	(9)	(73)

Balance at end of period	$125	$1,759	$125	$1,759

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at June 30, 2007, is provided in the following table.

Summary of Delinquent Mortgage Loans

(dollars in thousands)

Days Delinquent	Conventional	Government- Insured (1)	Total

30 days	$31,247	$19,776	$51,023
60 days	4,320	5,261	9,581
90 days or more and accruing	—	7,790	7,790
90 days or more and nonaccruing	4,927	—	4,927

Total delinquencies	$40,494	$32,827	$73,321

Total par value of mortgage loans outstanding	$3,770,355	$467,315	$4,237,670

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.07%	7.02%	1.73%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.13%	1.67%	0.30%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of REO Assets. During the six months ended June 30, 2007 and 2006, the Bank sold REO assets with a recorded carrying value of $830,000 and $647,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $18,000 and $27,000 on the sale of REO assets during the six months ended June 30, 2007 and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At June 30, 2007, and December 31, 2006, outstanding COs, including bonds and DNs, totaled $55.9 billion and $53.2 billion, respectively. CO bonds are issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding, for which the Bank is primarily liable, at June 30, 2007, and December 31, 2006, by the year of maturity.

Consolidated Obligation Bonds Outstanding

by Year of Maturity

(dollars in thousands)

	June 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$12,503,655	4.57%	$14,211,705	4.45%
Due after one year through two years	9,194,140	4.73	9,091,950	4.51
Due after two years through three years	5,801,035	5.17	3,611,185	4.52
Due after three years through four years	1,968,340	4.88	1,635,770	4.48
Due after four years through five years	1,402,500	5.09	1,289,600	4.81
Thereafter	9,891,500	5.64	8,794,000	5.66

Total par value	40,761,170	4.99%	38,634,210	4.76%

Bond premium	14,450		14,719
Bond discount	(3,012,107)		(3,009,308)
SFAS 133 hedging adjustments	(168,356)		(121,179)

Total	$37,595,157		$35,518,442

CO bonds outstanding at June 30, 2007, and December 31, 2006, include callable bonds totaling $23.8 billion and $22.3 billion, respectively. The following table summarizes CO bonds outstanding at June 30, 2007, and December 31, 2006, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Maturity or Next Call Date

(dollars in thousands)

Year of Maturity or Next Call Date	June 30, 2007	December 31, 2006
Due in one year or less	$30,123,355	$26,892,705
Due after one year through two years	4,874,140	5,871,950
Due after two years through three years	1,811,035	2,176,185
Due after three years through four years	799,640	715,770
Due after four years through five years	202,500	569,600
Thereafter	2,950,500	2,408,000

Total par value	$40,761,170	$38,634,210

CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 32.7 percent and 33.3 percent of outstanding COs at June 30, 2007, and December 31, 2006, respectively, but accounted for 96.2 percent and 97.7 percent of the proceeds from the issuance of COs for the six months ended June 30, 2007, and the year ended December 31, 2006, respectively, due, in particular, to the Bank’s frequent overnight DN issuance.

The increase in CO DNs and CO bonds outstanding of $582.9 million and $2.1 billion, respectively, at June 30, 2007, compared with December 31, 2006, corresponds with the increase in total assets of $2.8 billion. During the second quarter there was a shift from DNs to CO bonds due to relatively more favorable spreads in the CO bond market during the second quarter.

The Bank’s outstanding CO DNs, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

			Weighted
			Average
	Book Value	Par Value	Rate
June 30, 2007	$18,306,460	$18,377,012	5.13%
December 31, 2006	17,723,515	17,780,433	5.11

The following tables summarize average balances of COs outstanding during the three months and six months ended June 30, 2007 and 2006:

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended June 30,
	2007		2006
	Average		Average
	Balance	Yield (1)	Balance	Yield (1)

Overnight discount notes	$2,398,440	5.17%	$1,849,147	4.84%
Term discount notes	17,191,975	5.22	23,242,908	4.84
Total discount notes	19,590,415	5.22	25,092,055	4.84

Bonds	35,873,773	4.96	30,115,322	4.57

Total consolidated obligations	$55,464,188	5.05%	$55,207,377	4.69%

	For the Six Months Ended June 30,
	2007		2006
	Average		Average
	Balance	Yield (1)	Balance	Yield (1)

Overnight discount notes	$2,722,753	5.20%	$2,178,464	4.58%
Term discount notes	16,310,382	5.23	23,769,714	4.62
Total discount notes	19,033,135	5.22	25,948,178	4.62

Bonds	35,282,282	4.95	29,673,361	4.43

Total consolidated obligations	$54,315,417	5.05%	$55,621,539	4.52%

(1)          Yields are annualized.

The average balances of COs for the six months ended June 30, 2007, were lower than the average balances for the same period in 2006, which is consistent with the decrease in total average assets, primarily short-term advances. This CO decrease was primarily due to a reduction in average DNs. The average balance of term DNs decreased $7.5 billion from the prior period while overnight DNs increased $544.3 million. Average balances of bonds increased $5.6 billion from the prior period. The average balance of DNs represented approximately 35.0 percent of total average COs during the six months ended June 30, 2007, as compared with 46.7 percent of total average COs during the same period in 2006, and the average balance of bonds represented 65.0 percent and 53.3 percent of total average COs outstanding during the six months ended June 30, 2007 and 2006, respectively.

Deposits

As of June 30, 2007, deposits totaled $1.0 billion, a decrease of $79.1 million from the balance at December 31, 2006.

The following table presents term deposits issued in amounts of $100,000 or more at June 30, 2007, and December 31, 2006:

Term Deposits Greater than $100,000

(dollars in thousands)

	June 30, 2007		December 31, 2006
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Three months or less	$1,000	5.02%	$3,000	5.09%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months (1)	26,300	4.18	26,300	4.18

Total par value	$27,300	4.21%	$29,300	4.27%

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

The Bank was in compliance with these requirements through 2006 and the first six months of 2007 and remains in compliance at June 30, 2007, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	June 30, 2007	December 31, 2006

Permanent capital
Class B stock	$2,427,656	$2,342,517
Mandatorily redeemable capital stock	4,288	12,354
Retained earnings	192,346	187,304

Permanent capital	$2,624,290	$2,542,175

Risk-based capital requirement
Credit-risk capital	$150,419	$143,964
Market-risk capital	171,365	119,384
Operations-risk capital	96,536	79,004

Risk-based capital requirement	$418,320	$342,352

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank remained in compliance with these requirements through June 30, 2007.

The following table provides the Bank’s capital ratios as of June 30, 2007, and December 31, 2006.

Capital Ratio Requirements

(dollars in thousands)

	June 30, 2007	December 31, 2006

Capital ratio
Minimum capital (4% of total assets)	$2,410,533	$2,298,791
Actual capital (capital stock plus retained earnings)	2,624,290	2,542,175
Total assets	60,263,319	57,469,781
Capital ratio (permanent capital as a percentage of total assets)	4.4%	4.4%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,013,166	$2,873,489
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	3,936,435	3,813,262
Leverage ratio (leverage capital as a percentage of total assets)	6.5%	6.6%

Derivative Instruments

SFAS 133 requires that all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability. Derivative assets’ net fair value totaled $174.4 million and $128.4 million as of June 30, 2007, and December 31, 2006, respectively. Derivative liabilities’ net fair value totaled $54.7 million and $120.6 million as of June 30, 2007, and December 31, 2006, respectively.

The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $4.9 million and $6.6 million at June 30, 2007, and December 31, 2006, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

As part of the Bank’s hedging activities as of December 31, 2006, the Bank had entered into derivative contracts with its members in which the Bank acts as an intermediary between the member and a derivative counterparty. Effective February 16, 2007, the Bank no longer offers derivatives to its members on an intermediated basis, but will allow existing transactions to remain outstanding until expiration. The Bank also engages in derivatives directly with affiliates of certain of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Bank Members

(dollars in thousands)

			June 30, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding

Bank of America NA	Bank of America Rhode Island, NA	Dealer	$2,041,000	6.17%
Royal Bank of Scotland, PLC	Citizens Financial Group (1)	Dealer	1,960,000	5.93
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

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

Short-term liquidity management practices are described in Part 1 Item 3 – Quantitative and Qualitative Disclosures About Market Risk –  Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –Debt Financing-Consolidated Obligations.

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

Under the Agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the Agreement, the 11 other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the 11 other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on one day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the other FHLBank.

Capital

Total capital as of June 30, 2007, was $2.6 billion, a 3.8 percent increase from $2.5 billion as of December 31, 2006.

The Bank’s ability to expand in response to member credit needs is based primarily on the capital-stock requirements for advances. A member is required to increase its capital-stock investment in the Bank as its outstanding advances increase. The capital-stock requirement for advances is currently:

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

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. As member credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented an Excess Stock Repurchase Program (ESRP) to help manage its leverage by reducing the amount of excess capital stock held by members. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the six months ended June 30, 2007, the Bank made repurchases of excess capital stock in two months totaling $77.8 million.

Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At June 30, 2007, $4.3 million of capital stock was subject to the five-year stock-redemption period, and it was anticipated that $4.2 million of these shares would be redeemed by June 30, 2010, and $103,000 will be redeemed by June 30, 2011.

At June 30, 2007, and December 31, 2006, members and nonmembers with capital stock outstanding held $186.6 million and $203.0 million, respectively, in excess capital stock. A member may obtain redemption of excess capital stock following a five-year redemption period, subject to certain conditions, by providing a written redemption notice to the Bank. At its discretion, under certain conditions, the Bank may repurchase excess stock at any time before the five-year redemption period has expired by providing a member with written notice. While historically the Bank has repurchased excess stock at the member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion.

Retained Earnings Target. In February 2007, the Bank’s board of directors adopted a revised targeted minimum retained earnings level of the greater of $171.0 million, or the required amount as periodically measured by the Bank’s internal retained earnings model, to be achieved by December 31, 2007, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2007. To the extent that the periodically measured retained earnings requirement as of December 31, 2007, remains below $171.0 million, the targeted minimum retained earnings level is $171.0 million. If the periodically measured retained earnings requirement as of December 31, 2007, exceeds $171.0 million, then the remeasured value becomes the new requirement until such time as a subsequent remeasurement falls below $171.0 million. As of June 30, 2007, the Bank had retained earnings of $192.3 million, and its retained earnings model projected a required retained earnings minimum of $212.8 million as of December 31, 2007. As of December 31, 2006, the Bank’s retained earnings model projected a required retained earning minimum of $159.1 million. The increase was attributable primarily to a rise in the Bank’s value-at-risk measurement. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk – Measurement of Market and Interest Rate Risk regarding the Bank’s value-at-risk disclosure.

The Bank’s retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. If this occurs the Bank would continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At June 30, 2007, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.5 percent, and a risk-based capital requirement of $418.3 million, which was more than satisfied by the Bank’s permanent capital of $2.6 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2006, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $342.4 million, which was satisfied by the Bank’s permanent capital of $2.5 billion.

Off-Balance-Sheet Arrangements

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $70.7 million and $76.4 million at June 30, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $2.4 billion (face amount) and $1.8 billion (face amount) at June 30, 2007, and December 31, 2006, respectively, and had original terms of two months to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $1.2 million and $579,000 at June 30, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these standby letters of credit.

Commitments for unused lines-of-credit advances totaled $1.5 billion at both June 30, 2007, and December 31, 2006. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find an investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms under which the Bank would be required to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2012. Total commitments for bond purchases were $533.7 million and $537.3 million at June 30, 2007, and December 31, 2006, respectively. The Bank was not required to purchase any bonds under these agreements during the six months ended June 30, 2007.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See the Bank’s 2006 Annual Report on Form 10-K - Item 1 - Business - Assessments section for additional information regarding REFCorp and AHP assessments.

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

As of June 30, 2007, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from its audited financial statements.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159, which creates a fair-value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008,0 for the Bank). Early adoption is permitted at the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Bank does not anticipate that the implementation of SFAS 159 will have a material effect on earnings or the statement of condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. While the current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement, the Bank does not anticipate any material impact to our financial condition or results of operations as a result of the adoption of FSP FIN 39-1.

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

Proposed changes to GSE regulation

On May 22, 2007, the U.S. House of Representatives approved legislation designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation would eliminate the Finance Board and replace it with a new regulator overseeing the three GSEs. It is impossible to predict whether the Senate will approve such legislation and whether any change in regulatory structure will be signed into law. Finally, it is impossible to predict when any such change would go into effect if it were to be enacted, and what effect any legislation would ultimately have on the Finance Board or the FHLBanks.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $970.9 billion at June 30, 2007, and $952.0 billion at December 31, 2006.

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

Moody’s has not downgraded any FHLBanks’ individual long-term credit ratings from triple-A with a stable outlook. Changes in FHLBank individual long-term credit ratings do not necessarily affect the credit rating of the COs issued on behalf of the FHLBanks. Rating agencies may from time to time change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. In addition, the Bank cannot provide assurance that rating agencies will not reduce the Bank’s ratings or those of the FHLBank System or any other FHLBank in the future.

The Bank has evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit-rating downgrades as of each period-end presented. Management believes that the probability that the Bank will be required by the Finance Board to repay any principal or interest associated with COs for which the Bank is not the primary obligor has not materially increased.

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

•                  Credit Committee oversees the Bank’s credit-underwriting functions and collateral-eligibility standards. The committee also reviews the creditworthiness of the Bank’s investments, including purchased mortgage assets, and oversees the classification of the Bank’s assets and the adequacy of its loan-loss reserves.

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

Credit Risk

Credit Risk – Advances. Advances outstanding to members in blanket-lien status at June 30, 2007, totaled $38.4 billion. For these members, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling $67.4 billion as of June 30, 2007. Of this total, $4.6 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.0 billion of securities are held by members’ securities corporations, and $21.5 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at June 30, 2007, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of June 30, 2007

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral

Listing-collateral status	17	$233,178	$471,207
Delivery-collateral status	13	295,657	413,146

Total par value	30	$528,835	$884,353

Credit Risk – Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At June 30, 2007, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments was $7.0 billion to 31 counterparties and issuers, of which $5.1 billion was for federal funds sold, and $1.9 billion was for other unsecured investments.

The Bank also invests in and is subject to secured credit risk related to MBS, asset-backed securities (ABS), and state and local housing or economic-development finance agencies (HFA) bonds that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated triple-A at the time of purchase. HFA bonds must carry a credit rating of double- A or higher as of the date of purchase.

Of the Bank’s $7.4 billion of MBS and ABS investments at June 30, 2007, $5.5 billion are private label securities backed by residential mortgage loans. Only $43.4 million of these investments are backed primarily by sub-prime mortgages, while the remaining $5.4 billion of private-label MBS and ABS are backed primarily by loans written to either prime or Alt-A underwriting standards. While there is no universally-accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. All of the Bank’s private label MBS and ABS are currently rated triple-A by at least two rating agencies. The securities attain these ratings through credit enhancement, which generally consists of over-collateralization and the subordination of the claims of other securities. In some cases, including all of its ABS holdings, the credit enhancement includes insurance provided by a triple-A rated monoline financial guarantor. The Bank has conservative investment standards to mitigate the credit risk associated with its MBS and ABS investments. In most cases, the credit protection for investments in MBS and ABS backed by less than prime mortgage loans exceeds that required to achieve a triple-A rating at the time the investment was made. Given the high level of credit protection and the Bank’s low exposure to subprime-backed MBS and ABS, the value of the Bank’s MBS and ABS investments have not been materially affected by the recent weakness in the housing markets. Due to the high level of credit protection associated with these investments, the Bank does not expect any credit losses on its MBS and ABS at this time.

Credit ratings on these investments as of June 30, 2007, are provided in the following table.

Credit Ratings of Investments

As of June 30, 2007

(dollars in thousands)

	Long-Term Credit Rating (1)			Short-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	A-1	Unrated

Money-market instruments (2):
Interest-bearing deposits	$50	$455,000	$575,000	$—	$—
Securities purchased under agreements to resell (3)	—	2,000,000	—	—	—
Federal funds sold	—	3,150,000	1,988,000	—	—

Investment securities:
Commercial paper	—	—	—	44,993	—
U.S. agency obligations	57,248	—	—	—	—
U.S. government corporations	211,885	—	—	—	—
Government-sponsored enterprises	149,064	—	—	—	29,987
Other FHLBanks’ bonds	12,130	—	—	—	—
International agency obligations	364,574	—	—	—	—
State or local housing-agency obligations	231,195	76,649	—	—	—
MBS issued by government-sponsored enterprises	1,286,337	—	—	—	—
MBS issued by private trusts	6,035,549	—	—	—	—
ABS backed by home-equity loans	50,725	—	—	—	—

Total investments	$8,398,757	$5,681,649	$2,563,000	$44,993	$29,987

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

Credit Risk – Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully-amortizing mortgage loans that are not subject to “payment shock”. While Bank management believes this risk is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit enhancements, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $125,000 at June 30, 2007. As of June 30, 2007, nonaccrual loans amounted to $4.9 million and consisted of 66 loans out of a total of approximately 46,400 loans. During the six months ended June 30, 2007, the Bank did not charge off any mortgage loans. The Bank had $9,000 in recoveries from the resolution of loans previously charged off during the six months ended June 30, 2007. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the migration rate of delinquent conventional MPF loans to default, the expected loss severity on defaulted loans, and the risk-mitigating features of the MPF program.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancements in place of the PFI, as well as primary MI coverage on individual loans. As of June 30, 2007, the Bank was the beneficiary of primary MI coverage on $231.2 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance (SMI) coverage on mortgage pools with a total unpaid principal balance of $2.7 billion. Eight MI companies provide all of the coverage under these policies. All of these companies are rated at least double-A by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows MI companies as of June 30, 2007, with MI coverage greater than 10 percent of total MI coverage.

Mortgage-insurance companies with MI coverage greater than 10% of total MI coverage

As of June 30, 2007

(dollars in thousands)

MI company	MI Coverage	Percent of Total MI Coverage

United Guaranty Residential Insurance Corporation	$19,972	28.3%

Mortgage Guaranty Insurance Corporation	19,163	27.2

Genworth Mortgage Insurance Corporation	11,003	15.6

Credit Risk – Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of June 30, 2007, the Bank had two derivative contracts outstanding with one member institution which involved no credit exposure since they were sold options.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral

As of June 30, 2007
Interest-rate-exchange agreements: (1)
Triple-A	$31,550	1	$—	$—
Double-A	27,835,728	14	153,218	24,703
Single-A	5,190,932	4	21,167	1,327
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	33,068,210	20	174,385	26,030
Mortgage-loan-purchase commitments (3)	4,918	—	6	—

Total Derivatives	$33,073,128	20	$174,391	$26,030

As of December 31, 2006
Interest-rate-exchange agreements: (1)
Triple-A	$40,725	1	$—	$—
Double-A	22,761,948	14	83,210	4,751
Single-A	7,733,930	4	45,163	296
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,546,603	20	128,373	5,047
Mortgage-loan-purchase commitments (3)	6,573	—	—	—

Total derivatives	$30,553,176	20	$128,373	$5,047

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

The notional amount of interest-rate-exchange agreements outstanding totaled $33.1 billion and $30.6 billion at June 30, 2007, and December 31, 2006, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated single A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of June 30, 2007.

As of June 30, 2007, and December 31, 2006, the following counterparties represented more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	June 30, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

JP Morgan Chase Bank	$4,581,630	13.9%
Citigroup Financial Products Inc.	4,290,575	13.0
Deutsche Bank AG	3,447,460	10.4

	December 31, 2006
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

JP Morgan Chase Bank	$4,211,530	13.8%
Goldman Sachs Capital Markets LP	4,047,403	13.3
Deutsche Bank AG	3,648,710	11.9

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At both June 30, 2007, and December 31, 2006, unswapped fixed-rate noncallable debt amounted to $10.7 billion and unswapped fixed-rate callable debt amounted to $4.0 billion and $4.4 billion at June 30, 2007, and December 31, 2006, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations, international agency obligations, and instrumentalities as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At June 30, 2007, and December 31, 2006, this portfolio had a value of $754.2 million and $764.0 million, respectively.

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

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank’s option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including short-term debt, callable, and noncallable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, providing an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At June 30, 2007, the Bank had no outstanding receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of June 30, 2007, the Bank had no outstanding TBA hedges.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term CO DNs. Total debt used in conjunction with interest-rate-exchange agreements was $25.1 billion, or 61.6 percent of the Bank’s total outstanding CO bonds at June 30, 2007, up from $22.6 billion, or 58.4 percent of outstanding CO bonds, at December 31, 2006. Because the interest rate swaps and hedge CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s Value-at-Risk calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2007, and December 31, 2006. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment

As of June 30, 2007

(dollars in thousands)

			SFAS 133	Derivative	Derivative
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$9,363,059	$46,489
	Swaps	Overall fair value	Economic	29,000	4
	Caps and floors	Benchmark interest rate	Fair value	424,800	2,378

Total associated with advances				9,816,859	48,871

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	881,581	(45,757)

Trading securities	Swaps	Overall fair value	Economic	121,500	229
	Caps	Overall fair value	Economic	196,000	—

Total associated with trading securities				317,500	229

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	22,012,270	(186,747)

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,067

Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				33,068,210	(180,337)

Mortgage delivery commitments (1)				4,918	2

Total derivatives				$33,073,128	(180,335)

Accrued interest					299,980

Net derivatives					$119,645

Derivative asset					$174,391
Derivative liability					(54,746)

Net derivatives					$119,645

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

Value-at-risk (VaR) is defined to equal the ninety-ninth percentile potential reduction in MVE based on historical simulation of interest-rate scenarios. These scenarios correspond to interest-rate changes historically observed over 120-business-day periods starting at the most recent monthend and going back monthly to the beginning of 1978. This approach is useful in establishing risk-tolerance limits and is commonly used in asset/liability management; however, it does not imply a forecast of future interest-rate behavior. The Bank’s Risk-Management Policy requires that VaR not exceed the latest quarterend dividend-adjusted level of retained earnings plus the Bank’s most recent quarterly estimate of net income over the next six months.

The table below presents the historical simulation VaR estimate as of June 30, 2007, and December 31, 2006, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2007		December 31, 2006
	% of		% of
Confidence Level	MVE (1)	$ (million)	MVE (1)	$ (million)

50%	-0.24%	$(6.12)	-0.16%	$(4.16)
75%	1.41	36.66	0.95	24.39
95%	3.70	96.12	2.79	71.86
99%	6.60	171.37	4.63	119.38

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $52.0 million to $171.4 million as of June 30, 2007, from $119.4 million as of December 31, 2006. The primary driver behind the rise in VaR from December 31, 2006 has been basis risk. Basis risk reflects the impact on valuation when yield curves representing different markets do not move in tandem. For example, as the Bank issues debt as part of the Federal Home Loan Bank system and hedges this debt with interest rate swaps that are priced in a different market, unequal movements between yield curves produce changes in valuation beyond those explained by parallel shifts across all curves. The Bank has found the issuance of CO bonds swapped to short-term LIBOR to be more advantageous in terms of all-in funding costs in recent months than issuing through CO DNs. While this approach has improved the Bank’s funding costs, it has increased the Bank’s VaR as certain scenarios derived from the 1970’s and 1980’s, years from the historic period from which interest scenarios have been selected, experienced pronounced shifts between LIBOR and Federal Home Loan Bank CO yields.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for June 30, 2007, showed that in the worst-case scenario, the Bank’s return on equity would fall to four basis points above the average yield on three-month LIBOR under a scenario where interest rates instantaneously increased by 300 basis points across all points of all yield curves represented in the model.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight- and 12-week forecasts. In addition to these minimum requirements, management measures structural liquidity over a four-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of June 30, 2007.

Structural Liquidity

As of June 30, 2007

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$7,519,372	$9,152,175	$10,328,936
Less: Contractual uses of funds	(3,952,304)	(4,039,399)	(3,200,434)
Equals: Net cash flow	3,567,068	5,112,776	7,128,502

Less: Cumulative contingent obligations	(11,731,740)	(17,384,409)	(22,602,644)
Equals: Net structural liquidity	(8,164,672)	(12,271,633)	(15,474,142)

Available borrowing capacity	$17,515,190	$20,918,746	$23,501,773

Ratio of available borrowing capacity to net structural liquidity need	2.15	1.70	1.52
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of June 30, 2007, and December 31, 2006, the Bank held a surplus of $9.4 billion and $7.7 billion, respectively, of liquidity (exclusive of access to CO debt issuance) within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of June 30, 2007, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulation 12 CFR §917 was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$2,801,390
Less: contractual uses of funds	(6,412,201)
Equals: net cash flow	(3,610,811)

Contingency borrowing capacity (exclusive of CO debt)	13,022,436

Net contingency borrowing capacity	$9,411,625

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

Internal Control Over Financial Reporting

During the second quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A.     Risk Factors

The following information should be read in conjunction with the risk factors and related information previously disclosed in the Bank’s annual report on Form 10-K for the year ended December 31, 2006. This discussion is not exhaustive, and there may be other risks that the Bank faces which are not described below or in the Bank’s annual report on Form 10-K for the year ended December 31, 2006.

Declines in the value of sub-prime or non-traditional residential mortgage loans that serve as collateral may negatively impact the Bank’s business operations, financial condition, and future results of operations.

The Bank accepts collateral from members to secure advances that include some amounts of sub-prime and non-traditional residential mortgage loans, as well as MBS that may be backed sub-prime and not-traditional residential mortgage loans. The Bank also invests in MBS backed by some amounts of sub-prime and non-traditional mortgage loans. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the sub-prime and non-traditional sectors. In addition, residential property values in many states have declined or remained stable, after extended periods during which those values had appreciated. If delinquency and loss rates on sub-prime and non-traditional mortgages continue to increase, or there is a rapid decline in residential real estate values, the Bank could be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance. Additionally, reduced collateral values could result in lower yields, lower fair values or losses on MBS investments.

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

Federal Home Loan Bank of Boston

Date:	August 10, 2007	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2007	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)