Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Boston
filed 2007-11-09
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares outstanding
as of October 31, 2007
Class B Stock, par value $100	33,057,386

Federal Home Loan Bank of Boston

Form 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$6,481	$8,197
Interest-bearing deposits in banks	2,782,050	940,050
Securities purchased under agreements to resell	—	3,250,000
Federal funds sold	3,250,000	2,606,500
Investments:
Trading securities	119,195	151,362
Available-for-sale securities - includes $14,970 and $54,151 pledged as collateral at September 30, 2007, and December 31, 2006, respectively, that may be repledged	937,289	988,058
Held-to-maturity securities (a)	7,844,234	7,306,191
Advances	56,321,791	37,342,125
Mortgage loans held for portfolio, net of allowance for credit losses of $125 at September 30, 2007, and December 31, 2006	4,149,576	4,502,182
Accrued interest receivable	258,370	213,934
Premises, software, and equipment, net	6,119	6,370
Derivative assets	180,553	128,373
Other assets	30,003	26,439

Total Assets	$75,885,661	$57,469,781

LIABILITIES
Deposits:
Interest-bearing	$1,023,798	$1,119,051
Non-interest-bearing	6,343	4,958
Total deposits	1,030,141	1,124,009

Consolidated obligations, net:
Bonds	34,106,334	35,518,442
Discount notes	36,879,197	17,723,515
Total consolidated obligations, net	70,985,531	53,241,957

Mandatorily redeemable capital stock	29,288	12,354
Accrued interest payable	403,369	357,600
Affordable Housing Program (AHP)	47,652	44,971
Payable to Resolution Funding Corporation (REFCorp)	12,561	13,275
Derivative liabilities	91,081	120,561
Other liabilities	25,066	22,540

Total liabilities	72,624,689	54,937,267
Commitments and contingencies (Note 15)

CAPITAL
Capital stock – Class B – putable ($100 par value), 30,502 shares and 23,425 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	3,050,180	2,342,517
Retained earnings	203,632	187,304
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	9,412	3,290
Net unrealized gain relating to hedging activities	875	1,884
Pension and postretirement benefits	(3,127)	(2,481)

Total capital	3,260,972	2,532,514

Total Liabilities and Capital	$75,885,661	$57,469,781

(a)          Fair values of held-to-maturity securities were $7,788,310 and $7,308,008 at September 30, 2007, and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Advances	$573,073	$539,335	$1,570,948	$1,496,234
Prepayment fees on advances, net	479	13	2,964	(253)
Interest-bearing deposits in banks	25,438	29,055	62,414	66,236
Securities purchased under agreements to resell	8,409	19,066	53,251	30,471
Federal funds sold	67,696	43,830	172,918	132,930
Investments:
Trading securities	1,854	2,541	5,860	8,409
Available-for-sale securities	11,337	12,117	34,874	33,232
Held-to-maturity securities	104,492	99,004	300,377	262,783
Prepayment fees on investments	205	1,168	2,865	3,681
Mortgage loans held for portfolio	53,522	59,028	164,769	179,767
Other	—	2	—	9
Total interest income	846,505	805,159	2,371,240	2,213,499

INTEREST EXPENSE
Consolidated obligations:
Bonds	462,120	387,294	1,329,052	1,039,085
Discount notes	298,799	332,214	791,699	926,776
Deposits	10,714	7,510	32,849	18,363
Mandatorily redeemable capital stock	468	352	904	662
Other borrowings	68	111	117	404
Total interest expense	772,169	727,481	2,154,621	1,985,290

NET INTEREST INCOME	74,336	77,678	216,619	228,209

Reduction of provision for credit losses	—	(37)	(9)	(110)

NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	74,336	77,715	216,628	228,319

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	—	(641)	(215)
Service fees	1,108	917	3,111	2,252
Net unrealized gain (loss) on trading securities	191	1,236	(668)	(1,412)
Net gain on derivatives and hedging activities	5,508	782	2,525	1,551
Other	60	(4)	71	(21)
Total other income	6,867	2,931	4,398	2,155

OTHER EXPENSE
Operating	11,547	10,949	35,161	32,722
Finance Board and Office of Finance	936	853	2,900	2,595
Other	280	307	817	867
Total other expense	12,763	12,109	38,878	36,184

INCOME BEFORE ASSESSMENTS	68,440	68,537	182,148	194,290

AHP	5,635	5,631	14,962	15,928
REFCorp	12,561	12,581	33,437	35,672
Total assessments	18,196	18,212	48,399	51,600

NET INCOME	$50,244	$50,325	$133,749	$142,690

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, JUNE 30, 2006	25,412	$2,541,218	$193,303	$18,465	$2,752,986

Proceeds from sale of capital stock	1,409	140,829			140,829
Repurchase/redemption of capital stock	(2,595)	(259,459)			(259,459)
Comprehensive income:
Net income			50,325		50,325
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(4,010)	(4,010)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(468)	(468)
Total comprehensive income					45,847
Cash dividends on capital stock (11.06%) (1)			(72,467)		(72,467)

BALANCE, SEPTEMBER 30, 2006	24,226	$2,422,588	$171,161	$13,987	$2,607,736

BALANCE, JUNE 30, 2007	24,277	$2,427,656	$192,346	$8,271	$2,628,273

Proceeds from sale of capital stock	6,478	647,835			647,835
Repurchase/redemption of capital stock	(3)	(311)			(311)
Reclassifications of shares to mandatorily redeemable capital stock	(250)	(25,000)			(25,000)
Comprehensive income:
Net income			50,244		50,244
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(576)	(576)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(320)	(320)
Minimum pension liability adjustment				(215)	(215)
Total comprehensive income					49,133
Cash dividends on capital stock (6.50%) (1)			(38,958)		(38,958)

BALANCE, SEPTEMBER 30, 2007	30,502	$3,050,180	$203,632	$7,160	$3,260,972

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B – Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749

Proceeds from sale of capital stock	4,165	416,455			416,455
Repurchase/redemption of capital stock	(5,181)	(518,084)			(518,084)
Reclassifications of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			142,690		142,690
Other comprehensive income:
Net unrealized gains on available-for-sale securities				3,890	3,890
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,421)	(1,421)
Total comprehensive income					145,159
Cash dividends on capital stock (5.47%) (1)			(106,615)		(106,615)

BALANCE, SEPTEMBER 30, 2006	24,226	$2,422,588	$171,161	$13,987	$2,607,736

BALANCE, DECEMBER 31, 2006	23,425	$2,342,517	$187,304	$2,693	$2,532,514

Proceeds from sale of capital stock	8,363	836,328			836,328
Repurchase/redemption of capital stock	(951)	(95,114)			(95,114)
Reclassifications of shares to mandatorily redeemable capital stock	(335)	(33,551)			(33,551)
Comprehensive income:
Net income			133,749		133,749
Other comprehensive income:
Net unrealized gains on available-for-sale securities				6,122	6,122
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,009)	(1,009)
Minimum pension liability adjustment				(646)	(646)
Total comprehensive income					138,216
Cash dividends on capital stock (6.45%) (1)			(117,421)		(117,421)

BALANCE, SEPTEMBER 30, 2007	30,502	$3,050,180	$203,632	$7,160	$3,260,972

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES

Net income	$133,749	$142,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,436	94,456
Reduction of provision for credit losses on mortgage loans	(9)	(110)
Change in net fair-value adjustments on derivatives and hedging activities	(4,352)	(5,950)
Other adjustments	641	226
Net change in:
Trading securities	32,167	54,120
Accrued interest receivable	(44,436)	(24,751)
Other assets	(904)	2,962
Net derivative accrued interest	(107,025)	(66,035)
Accrued interest payable	45,769	54,070
Other liabilities	6,885	9,306

Total adjustments	40,172	118,294
Net cash provided by operating activities	173,921	260,984

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits in banks	(1,842,000)	20,000
Securities purchased under agreements to resell	3,250,000	(3,850,000)
Federal funds sold	(643,500)	2,493,000
Premises, software, and equipment	(1,170)	(1,349)
Available-for-sale securities:
Proceeds	45,875	—
Held-to-maturity securities:
Proceeds	1,847,464	1,813,048
Purchases	(2,387,614)	(2,896,244)
Advances to members:
Proceeds	410,246,829	577,732,434
Disbursements	(429,123,673)	(577,600,264)
Mortgage loans held for portfolio:
Proceeds	461,994	481,315
Purchases	(117,396)	(221,987)

Net cash used in investing activities	(18,263,191)	(2,030,047)

FINANCING ACTIVITIES

Net change in deposits	(93,730)	248,391
Net proceeds from issuance of consolidated obligations:
Discount notes	683,243,288	548,235,955
Bonds	17,209,040	10,854,346
Bonds transferred from other FHLBanks	—	19,872
Payments for maturing and retiring consolidated obligations:
Discount notes	(664,139,254)	(551,141,194)
Bonds	(18,738,746)	(6,204,303)
Proceeds from issuance of capital stock	836,328	416,455
Payments for redemption of mandatorily redeemable capital stock	(16,617)	(2,870)
Payments for repurchase/redemption of capital stock	(95,114)	(518,084)
Cash dividends paid	(117,641)	(136,477)

Net cash provided by financing activities	18,087,554	1,772,091

Net (decrease) increase in cash and cash equivalents	(1,716)	3,028

Cash and cash equivalents at beginning of the year	8,197	9,683

Cash and cash equivalents at the end of the nine-month period	$6,481	$12,711

Supplemental disclosure:
Interest paid	$2,102,687	$1,896,209
AHP payments	$8,629	$7,064
REFCorp assessments paid	$34,151	$36,457
Non-cash transfers of mortgage loans held for portfolio to REO	$3,125	$1,641

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

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Note 2 – Trading Securities

Major Security Types. Trading securities as of September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Mortgage-backed securities (MBS)
U.S. government guaranteed	$34,786	$42,677
Government-sponsored enterprises	50,560	63,685
Other	33,849	45,000

Total	$119,195	$151,362

Net losses on trading securities for the nine months ended September 30, 2007 and 2006, consist of a change in net unrealized holding losses of $668,000 and $1.4 million for securities held on September 30, 2007 and 2006, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 3 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2007, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$350,802	$23,661	$5,154	$—	$379,617
U.S. government corporations	213,514	7,224	3,274	—	224,012
Government-sponsored enterprises	145,251	6,288	760	(171)	152,128
Other FHLBanks’ bonds	7,209	2	9	—	7,220

	716,776	37,175	9,197	(171)	762,977
Mortgage-backed securities
Government-sponsored enterprises	172,015	1,911	386	—	174,312

Total	$888,791	$39,086	$9,583	$(171)	$937,289

Available-for-sale securities as of December 31, 2006, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

International agency obligations	$351,299	$28,963	$2,366	$(144)	$382,484
U.S. government corporations	213,654	11,828	133	—	225,615
Government-sponsored enterprises	184,342	7,382	564	(741)	191,547
Other FHLBanks’ bonds	14,685	15	16	—	14,716

	763,980	48,188	3,079	(885)	814,362
Mortgage-backed securities
Government-sponsored enterprises	172,619	(19)	1,096	—	173,696

Total	$936,599	$48,169	$4,175	$(885)	$988,058

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2007, and December 31, 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$8,859	$8,872	$40,913	$40,974
Due after one year through five years	54,900	55,154	54,904	54,685
Due after five years through 10 years	—	—	14,477	14,053
Due after 10 years	653,017	698,951	653,686	704,650
	716,776	762,977	763,980	814,362

Mortgage-backed securities	172,015	174,312	172,619	173,696

Total	$888,791	$937,289	$936,599	$988,058

As of September 30, 2007, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $43.9 million. Of that amount, $41.1 million relates to non-MBS securities and $2.8 million relates to MBS securities. As of December 31, 2006, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $45.8 million. Of that amount, $42.4 million relates to non-MBS securities and $3.4 million relates to MBS securities.

Note 4 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2007, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. agency obligations	$55,559	$1,237	$—	$56,796
State or local housing-agency obligations	301,864	2,317	(5,033)	299,148
	357,423	3,554	(5,033)	355,944

Mortgage-backed securities
U.S. government guaranteed	14,239	573	—	14,812
Government-sponsored enterprises	1,058,778	10,173	(8,834)	1,060,117
Other	6,413,794	6,793	(63,150)	6,357,437
	7,486,811	17,539	(71,984)	7,432,366

Total	$7,844,234	$21,093	$(77,017)	$7,788,310

Held-to-maturity securities as of December 31, 2006, were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. agency obligations	$62,823	$879	$—	$63,702
State or local housing-agency obligations	315,545	3,763	(1,394)	317,914
	378,368	4,642	(1,394)	381,616

Mortgage-backed securities
U.S. government guaranteed	16,226	458	(15)	16,669
Government-sponsored enterprises	1,022,039	7,969	(9,207)	1,020,801
Other	5,889,558	8,992	(9,628)	5,888,922
	6,927,823	17,419	(18,850)	6,926,392

Total	$7,306,191	$22,061	$(20,244)	$7,308,008

The Bank has concluded that, based on the creditworthiness of the issuers and any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require an adjustment to the carrying amount of any of the securities. The Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2007, and December 31, 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$1,020	$1,042	$855	$866
Due after one year through five years	7,791	8,080	8,065	8,385
Due after five years through 10 years	3,743	3,901	4,265	4,471
Due after 10 years	344,869	342,921	365,183	367,894
	357,423	355,944	378,368	381,616

Mortgage-backed securities	7,486,811	7,432,366	6,927,823	6,926,392

Total	$7,844,234	$7,788,310	$7,306,191	$7,308,008

As of September 30, 2007, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $16.1 million. Of that amount, $438,000 relates to non-MBS and $15.6 million relates to MBS. As of December 31, 2006, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $822,000. Of that amount, $471,000 relates to non-MBS and $351,000 relates to MBS.

Note 5 – Advances

Redemption Terms. At September 30, 2007, and December 31, 2006, the Bank had advances outstanding, including AHP advances, at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate

Overdrawn demand-deposit accounts	$22,682	5.21%	$8,285	5.66%
Due in one year or less	37,737,005	4.98	21,541,880	5.12
Due after one year through two years	6,261,306	4.78	4,424,213	4.67
Due after two years through three years	3,512,818	4.95	3,811,448	4.91
Due after three years through four years	2,353,921	4.97	2,348,233	5.06
Due after four years through five years	1,755,918	4.68	1,984,555	4.92
Thereafter	4,591,953	4.52	3,240,144	4.58

Total par value	56,235,603	4.91%	37,358,758	4.98%

Premiums	2,464		4,031
Discounts	(16,498)		(13,413)
SFAS 133 hedging adjustments	100,222		(7,251)

Total	$56,321,791		$37,342,125

At both September 30, 2007, and December 31, 2006, the Bank had callable advances outstanding totaling $30.0 million. The following table summarizes advances at September 30, 2007, and December 31, 2006, by year of original maturity or next call date for callable advances (dollars in thousands):

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$22,682	$8,285
Due in one year or less	37,767,005	21,571,880
Due after one year through two years	6,261,306	4,424,213
Due after two years through three years	3,512,818	3,811,448
Due after three years through four years	2,323,921	2,348,233
Due after four years through five years	1,755,918	1,954,555
Thereafter	4,591,953	3,240,144

Total par value	$56,235,603	$37,358,758

At September 30, 2007, and December 31, 2006, the Bank had putable advances outstanding totaling $7.3 billion and $5.4 billion, respectively. The following table summarizes advances outstanding at September 30, 2007, and December 31, 2006, by year of original maturity or next put date for putable advances (dollars in thousands):

Year of Maturity or Next Put Date	September 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$22,682	$8,285
Due in one year or less	43,314,680	25,745,480
Due after one year through two years	6,817,256	4,476,013
Due after two years through three years	2,571,318	3,320,798
Due after three years through four years	1,164,571	1,120,083
Due after four years through five years	875,168	1,105,255
Thereafter	1,469,928	1,582,844

Total par value	$56,235,603	$37,358,758

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government-agency securities; residential mortgage loans; cash or deposits and member capital stock in the Bank; and other eligible real-estate-related assets as collateral on such advances. Community financial institutions (CFIs) are eligible, under expanded statutory collateral rules, to use secured small business, small farm, and small agriculture loans, and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s Class B capital stock in the Bank. At September 30, 2007, and December 31, 2006, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

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

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Par amount of advances
Fixed-rate	$51,156,155	$32,657,735
Variable-rate	5,079,448	4,701,023

Total	$56,235,603	$37,358,758

Variable-rate advances noted in the above table include advances outstanding at September 30, 2007, and December 31, 2006, totaling $383.8 million and $393.8 million, respectively, which contain embedded interest-rate caps or floors.

Note 6 – Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies.

An analysis of the AHP liability for the nine months ended September 30, 2007, and the year ended December 31, 2006, follows (dollars in thousands):

	For the	For the
	Nine Months Ended	Year Ended
Roll-Forward of the AHP Liability	September 30, 2007	December 31, 2006

Balance at beginning of period	$44,971	$35,957
AHP expense for the period	14,962	21,848
AHP direct grant disbursements	(8,629)	(11,142)
AHP subsidy for below-market-rate advance disbursements	(3,705)	(2,077)
Return of previously disbursed grants and subsidies	53	385

Balance at end of period	$47,652	$44,971

Note 7 – Mortgage Loans Held for Portfolio

Under the Bank’s Mortgage Partnership Finance® (MPF®) program the Bank invests in fixed-rate mortgages that are purchased from participating members. All mortgages are held for portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are then sold to the Bank.

The following table presents mortgages held for portfolio as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Real estate
Fixed-rate 15-year single-family mortgages	$1,170,645	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	2,955,248	3,152,175
Premiums	36,513	42,274
Discounts	(11,568)	(12,758)
Deferred derivative gains and losses, net	(1,137)	(1,146)

Total mortgage loans held for portfolio	4,149,701	4,502,307

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,149,576	$4,502,182

® “Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

The following table details the par value of mortgage loans held for portfolio at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006

Conventional loans	$3,679,697	$3,960,692
Government-insured loans	446,196	513,245

Total par value	$4,125,893	$4,473,937

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2007 and 2006 follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$125	$1,759	$125	$1,843
Charge-offs	—	(2)	—	(13)
Recoveries	—	—	9	—
Net (charge-offs) recoveries	—	(2)	9	(13)
Reduction of provision for credit losses	—	(37)	(9)	(110)

Balance at end of period	$125	$1,720	$125	$1,720

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At September 30, 2007, and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at September 30, 2007, and December 31, 2006, totaled $5.4 million and $4.8 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. Real estate owned (REO) at September 30, 2007, and December 31, 2006, totaled $1.9 million and $1.3 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the nine months ended September 30, 2007 and 2006, the Bank sold REO assets with a recorded carrying value of $538,000 and $819,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $74,000 and $25,000 on the sale of REO assets during the nine months ended September 30, 2007 and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income.

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

The following table details interest-bearing and non-interest-bearing deposits as of September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Interest bearing
Demand and overnight	$991,972	$1,087,454
Term	29,935	28,756
Other	1,891	2,841
Non-interest bearing
Other	6,343	4,958

Total deposits	$1,030,141	$1,124,009

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

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at September 30, 2007, and December 31, 2006, by year of original maturity (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$11,000,440	4.54%	$14,211,705	4.45%
Due after one year through two years	8,177,600	4.83	9,091,950	4.51
Due after two years through three years	5,120,505	5.01	3,611,185	4.52
Due after three years through four years	1,604,440	5.09	1,635,770	4.48
Due after four years through five years	1,494,280	5.09	1,289,600	4.81
Thereafter	10,084,000	5.72	8,794,000	5.66

Total par value	37,481,265	5.03%	38,634,210	4.76%

Premiums	18,926		14,719
Discounts	(3,346,634)		(3,009,308)
SFAS 133 hedging adjustments	(47,223)		(121,179)

Total	$34,106,334		$35,518,442

The Bank’s CO bonds outstanding at September 30, 2007, and December 31, 2006, included (dollars in thousands):

	September 30, 2007	December 31, 2006
Par amount of consolidated bonds
Noncallable or non-putable	$15,346,565	$16,298,210
Callable	22,134,700	22,336,000

Total par amount	$37,481,265	$38,634,210

The following table summarizes CO bonds outstanding at September 30, 2007, and December 31, 2006, by year of original maturity or next call date (dollars in thousands):

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006

Due in one year or less	$26,900,140	$26,892,705
Due after one year through two years	4,547,600	5,871,950
Due after two years through three years	2,150,505	2,176,185
Due after three years through four years	690,740	715,770
Due after four years through five years	309,280	569,600
Thereafter	2,883,000	2,408,000

Total par amount	$37,481,265	$38,634,210

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment terms at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006
Par amount of CO bonds
Fixed-rate bonds	$32,006,565	$33,153,210
Step-up bonds	265,000	795,000
Simple variable-rate bonds	1,000,000	1,000,000
Zero-coupon bonds	4,209,700	3,686,000

Total par amount	$37,481,265	$38,634,210

CO Discount Notes. The Bank’s participation in CO DNs, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate

September 30, 2007	$36,879,197	$37,176,128	4.76%

December 31, 2006	$17,723,515	$17,780,433	5.11%

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

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2007, and December 31, 2006 (dollars in thousands).

	September 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$397,276	$3,283,100	$342,352	$2,542,175

Total regulatory capital	$3,035,426	$3,283,100	$2,298,791	$2,542,175
Total capital-to-asset ratio	4.0%	4.3%	4.0%	4.4%

Leverage capital	$3,794,283	$4,924,651	$2,873,489	$3,813,262
Leverage ratio	5.0%	6.5%	5.0%	6.6%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Note 11 – Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $850,000 and $811,000 for the three months ended September 30, 2007 and 2006, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.6 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

Additionally, the Bank maintains a nonqualified, unfunded defined benefit plan (supplemental retirement plan) covering certain senior officers, and the Bank sponsors a fully insured retirement benefit program (postretirement benefit plan) that provides life insurance benefits for eligible retirees.

The following table presents the components of net periodic pension cost for the Bank’s supplemental retirement plan and postretirement benefit plan for the three months and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Supplemental		Postretirement
	Retirement Plan		Benefit Plan
	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$107	$114	$6	$5
Interest cost	138	118	5	4
Amortization of unrecognized prior service cost	5	8	—	—
Amortization of unrecognized net actuarial loss	99	87	1	1
Amortization of unrecognized obligation	5	5	—	—

Net periodic benefit cost	$354	$332	$12	$10

	Supplemental		Postretirement
	Retirement Plan		Benefit Plan
	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$323	$343	$19	$14
Interest cost	415	356	15	13
Amortization of unrecognized prior service cost	16	22	—	—
Amortization of unrecognized net actuarial loss	295	261	2	2
Amortization of unrecognized obligation	14	15	—	—

Net periodic benefit cost	$1,063	$997	$36	$29

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

The following table presents net interest income after reduction of provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Net Interest Income after Reduction of Provision for Credit Losses on Mortgage Loans by Segment
For the Three	Mortgage	Other				Income
Months Ended	Loan	Business		Other Income/	Other	Before
September 30,	Finance	Activities	Total	(Loss)	Expense	Assessments

2007	$6,846	$67,490	$74,336	$6,867	$12,763	$68,440

2006	$8,265	$69,450	$77,715	$2,931	$12,109	$68,537

	Net Interest Income after Reduction of Provision for Credit Losses on Mortgage Loans by Segment
For the Nine	Mortgage	Other				Income
Months Ended	Loan	Business		Other Income/	Other	Before
September 30,	Finance	Activities	Total	(Loss)	Expense	Assessments

2007	$22,043	$194,585	$216,628	$4,398	$38,878	$182,148

2006	$27,463	$200,856	$228,319	$2,155	$36,184	$194,290

The following table presents total assets by business segment as of September 30, 2007, and December 31, 2006 (dollars in thousands):

	Total Assets by Segment
	Mortgage	Other
	Loan	Business
	Finance	Activities	Total

September 30, 2007	$4,171,212	$71,714,449	$75,885,661

December 31, 2006	$4,525,354	$52,944,427	$57,469,781

The following tables present average-earning assets by business segment for the three months and nine months ended September 30, 2007, and 2006 (dollars in thousands):

	Total Average-Earning Assets by Segment
	Mortgage	Other
	Loan	Business
For the Three Months Ended September 30,	Finance	Activities	Total

2007	$4,202,916	$59,417,296	$63,620,212

2006	$4,678,167	$55,874,448	$60,552,615

	Total Average-Earning Assets by Segment
	Mortgage	Other
	Loan	Business
For the Nine Months Ended September 30,	Finance	Activities	Total

2007	$4,324,282	$55,550,148	$59,874,430

2006	$4,772,977	$54,932,114	$59,705,091

Note 13 – Derivatives and Hedging Activities

For the three months ended September 30, 2007 and 2006, the Bank recorded net gains on derivatives and hedging activities totaling $5.5 million and $782,000, respectively, in other income. For the nine months ended September 30, 2007 and 2006, the Bank recorded net gains on derivatives and hedging activities totaling $2.5 million and $1.6 million, respectively. Net gains on derivatives and hedging activities for the three months and nine months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2007	2006

Net gain related to fair-value hedge ineffectiveness	$6,218	$2,061
Net loss resulting from economic hedges not receiving hedge accounting	(710)	(1,279)

Net gain on derivatives and hedging activities	$5,508	$782

	For the Nine Months Ended September 30,
	2007	2006

Net gain related to fair-value hedge ineffectiveness	$2,695	$1,703
Net loss resulting from economic hedges not receiving hedge accounting	(170)	(152)

Net gain on derivatives and hedging activities	$2,525	$1,551

The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest-rate swaps:
Fair value	$30,523,521	$(242,057)	$29,303,303	$(219,986)
Economic	190,500	(978)	172,500	(82)

Interest-rate swaptions:
Economic	—	—	150,000	—

Interest-rate caps/floors:
Fair value	—	—	454,800	3,842
Economic	509,800	1,431	446,000	—
Member intermediated	20,000	—	20,000	—

Total	31,243,821	(241,604)	30,546,603	(216,226)

Mortgage-delivery commitments (1)	9,828	(11)	6,573	(24)

Total derivatives	$31,253,649	(241,615)	$30,553,176	(216,250)

Accrued interest		331,087		224,062

Net derivatives fair value		$89,472		$7,812

Derivative assets		$180,553		$128,373
Derivative liabilities		(91,081)		(120,561)

Net derivatives fair value		$89,472		$7,812

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

Credit Risk. At September 30, 2007, and December 31, 2006, the Bank’s credit risk, as measured by current replacement cost was approximately $180.6 million and $128.4 million, respectively. These totals include $257.4 million and $180.0 million of net accrued interest receivable at September 30, 2007, and December 31, 2006, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash and securities, including accrued interest, with a fair value of $190.7 million and $133.7 million as collateral as of September 30, 2007, and December 31, 2006, respectively. This collateral has not been sold or repledged. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

Note 14 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose ownership of the Bank’s capital stock was in excess of 10 percent of the Bank’s total capital stock outstanding.

On September 1, 2007, five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Also on September 1, 2007, RBS Citizens, N.A. relocated from Albany, NY to Providence, RI. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank capital stock owned by, all advances outstanding to, and all deposits received from these five member institutions were transferred to RBS Citizens, N.A.

The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
	Capital Stock	Percent	Capital Stock	Percent
Name	Outstanding	of Total	Outstanding	of Total

Bank of America Rhode Island, N.A., Providence, RI	$854,657	27.8%	$324,338	13.8%
RBS Citizens, N.A., Providence, RI (1)	496,029	16.1	363,544	15.4

(1)          Capital stock amounts for December 31, 2006 are aggregated at the holding company level, Citizens Financial Group, Inc., for comparability.

The following table presents outstanding advances and total accrued interest receivable from advances as of September 30, 2007, and December 31, 2006 (dollars in thousands):

				Percent of Total
	Par	Percent	Total Accrued	Accrued Interest
	Value of	of Total	Interest	Receivable on
	Advances	Advances	Receivable	Advances

As of September 30, 2007
Bank of America Rhode Island, N.A., Providence, RI	$19,580,554	34.8%	$77,574	40.8%
RBS Citizens, N.A., Providence, RI	12,990,362	23.1	30,124	15.9

As of December 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	20.6%	$39,653	26.7%
RBS Citizens, N.A., Providence, RI (1)	7,005,329	18.8	28,647	19.3

(1)          Advances and accrued interest receivable for December 31, 2006 are aggregated at the holding company level, Citizens Financial Group, Inc., for comparability.

The Bank recognized interest income on advances outstanding with the above members during the three months and nine months ended September 30, 2007 and 2006, as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Name	2007	2006	2007	2006

Bank of America Rhode Island, N.A., Providence, RI	$161,679	$133,659	$404,847	$383,425
RBS Citizens, N.A., Providence, RI (1)	118,644	91,276	304,287	231,446

(1)          Interest income for periods prior to September 1, 2007 is aggregated at the holding company level, Citizens Financial Group, Inc., for comparability.

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2007 (dollars in thousands):

	Advances	For the Nine Months Ended		Advances
	Outstanding at	September 30, 2007		Outstanding at
	December 31,	Disbursements to	Payments from	September 30,
	2006	Members	Members	2007

Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	$32,781,331	$(20,909,149)	$19,580,554
RBS Citizens, N.A., Providence, RI (1)	7,005,329	130,151,500	(124,166,467)	12,990,362

(1)          Advances activity prior to September 1, 2007 is aggregated at the holding company level, Citizens Financial Group, Inc., for comparability.

The following table presents an analysis of outstanding derivative contracts with members and affiliates of Bank members as of September 30, 2007, and December 31, 2006 (dollars in thousands):

			September 30, 2007		December 31, 2006
				Percent of		Percent of
		Primary	Notional	Notional	Notional	Notional
Derivatives Counterparty	Affiliate Member	Relationship	Outstanding	Outstanding	Outstanding	Outstanding

Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	$1,596,500	5.11%	$982,500	3.22%
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	1,428,710	4.57	1,567,350	5.13
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03	10,000	0.03

Standby Letters of Credit. The Bank had $36.9 million and $39.3 million of outstanding standby letters of credit to Bank of America Rhode Island, N.A. as of September 30, 2007, and December 31, 2006, respectively.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. The Bank has invested in COs of other FHLBanks. The Bank’s carrying value of other FHLBank COs classified as available-for-sale was $7.2 million and $14.7 million at September 30, 2007, and December 31, 2006, respectively (see Note 3). The Bank recorded interest income of $116,000 and $204,000 from these investment securities for the three months ended September 30, 2007 and 2006, respectively. The Bank recorded interest income of $521,000 and $613,000 from these investment securities for the nine months ended September 30, 2007 and 2006, respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Consolidated Obligations. From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and upon transfer we became the primary obligor. There were no transfers of debt obligations between the Bank and other FHLBanks during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had been the obligation of the FHLBank of Chicago.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any borrowings from other FHLBanks outstanding at September 30, 2007, and December 31, 2006. Interest expense on borrowings from other FHLBanks for the three months and nine months ended September 30, 2007 and 2006, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Interest Expense to Other FHLBanks	2007	2006	2007	2006

FHLBank of Chicago	$—	$—	$—	$7
FHLBank of Cincinnati	19	44	54	241
FHLBank of Dallas	31	—	31	17
FHLBank of San Francisco	—	—	3	13
FHLBank of Topeka	15	2	15	2

Total	$65	$46	$103	$280

MPF Mortgage Loans. The Bank historically sold to the FHLBank of Chicago participations in mortgage assets that the Bank purchased from its members. During the nine months ended September 30, 2007, the Bank did not sell any mortgage-loan participations to the FHLBank of Chicago. During the nine months ended September 30, 2006, the Bank sold to the FHLBank of Chicago approximately $109.0 million in such mortgage-loan participations.

The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $255,000 and $269,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2007 and 2006, respectively, which has been recorded in the statements of income as other expense. The Bank recorded $778,000 and $800,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the nine months ended September 30, 2007 and 2006, respectively.

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

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s COs, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at September 30, 2007, and December 31, 2006. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable were approximately $1.1 trillion and $895.6 billion at September 30, 2007, and December 31, 2006, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $88.5 million and $76.4 million at September 30, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. Outstanding standby letters of credit as of September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30, 2007	December 31, 2006

Outstanding notional	$2,649,128	$1,792,749
Original terms	Two months to 20 years	Two months to 20 years
Final expiration year	2024	2024

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $1.1 million and $579,000 at September 30, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both September 30, 2007, and December 31, 2006. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $9.8 million and $6.6 million at September 30, 2007, and December 31, 2006, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2012. Total commitments for bond purchases were $532.5 million and $537.3 million at September 30, 2007, and December 31, 2006, respectively. The Bank had agreements with three state housing authorities at September 30, 2007, and December 31, 2006. For the nine months ended September 30, 2007, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank generally executes derivatives with counterparties rated single-A or better by either S&P or Moody’s, and generally enters into bilateral-collateral agreements. As of September 30, 2007, and December 31, 2006, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $15.2 million and $55.0 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $142.7 million and $500.0 million par value of CO bonds that had traded but not settled as of September 30, 2007, and December 31, 2006, respectively. Additionally, the Bank had $282.8 million and $29.8 million par value of CO DNs that had been traded but not settled as of September 30, 2007, and December 31, 2006, respectively.

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

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2006, have been derived from the Bank’s audited financial statements. Financial highlights for the September 30, 2007 and 2006, interim periods have been derived from the Bank’s unaudited financial statements (dollars in thousands).

	September 30,	December 31,
	2007	2006
Statement of Condition
Total assets	$75,885,661	$57,469,781
Investments (1)	14,932,768	11,992,161
Securities purchased under agreements to resell	—	3,250,000
Advances	56,321,791	37,342,125
Mortgage loans held for portfolio, net	4,149,576	4,502,182
Deposits and other borrowings	1,030,141	1,124,009
Consolidated obligations, net	70,985,531	53,241,957
AHP liability	47,652	44,971
Payable to REFCorp	12,561	13,275
Mandatorily redeemable capital stock	29,288	12,354
Class B capital stock outstanding – putable (2)	3,050,180	2,342,517
Total capital	3,260,972	2,532,514

Other Information
Total capital ratio (3)	4.33%	4.42%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Results of Operations
Net interest income	$74,336	$77,678	$216,619	$228,209
Other income	6,867	2,931	4,398	2,155
Other expense	12,763	12,109	38,878	36,184
AHP and REFCorp assessments	18,196	18,212	48,399	51,600
Net income	50,244	50,325	133,749	142,690

Other Information (4)
Dividends declared	$38,958	$72,467	$117,421	$106,615
Dividend payout ratio	77.54%	144.00%	87.79%	74.72%
Weighted-average dividend rate (5) (6)	6.50	11.06	6.45	5.47
Return on average equity (7)	7.20	7.33	6.81	6.88
Return on average assets	0.31	0.33	0.29	0.32
Net interest margin (8)	0.46	0.51	0.48	0.51

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

(6)   Due to the Bank’s Dividend Schedule Transition Plan, the second quarter 2006 dividend was declared in August 2006 at a rate of 5.50 percent. Since only three dividends were declared in 2006, the second quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two quarter dividend. See Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of the Bank’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

(7)   Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive income is not included in the calculation.

(8)   Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

QUARTERLY OVERVIEW

Third Quarter of 2007 compared with Third Quarter of 2006. Net income for the quarter ended September 30, 2007, was $50.2 million, compared with $50.3 million for the same period in 2006. The $81,000 decrease in net income is due to a $3.3 million decrease in net interest income and a $654,000 increase in other expense. These decreases to net income were largely offset by an increase of $3.9 million in other income.

Net interest income for the quarter ended September 30, 2007, was $74.3 million, compared with $77.7 million for the same period in 2006. This $3.3 million decrease was primarily attributable to a reduction in net interest spreads relative to funding cost related to the Bank’s advances MPF, and MBS portfolios.

For the quarters ended September 30, 2007 and 2006, average total assets were $64.4 billion and $61.3 billion, respectively. Return on average assets and return on average equity were 0.31 percent and 7.20 percent, respectively, for the quarter ended September 30, 2007, compared with 0.33 percent and 7.33 percent, respectively, for the quarter ended September 30, 2006. The return on average assets and return on average equity declined slightly due to the $3.2 billion increase in average total assets during the period while net income remained consistent between the quarters.

Nine Months Ended September 30, 2007, compared with Nine Months Ended September 30, 2006. Net income for the nine months ended September 30, 2007, was $133.7 million, compared with $142.7 million for the same period in 2006. This $8.9 million decline was due, in part, to a decrease of $11.6 million in net interest income and a $2.7 million increase in other expense. These decreases to net income were partially offset by a $3.2 million decrease in AHP and REFCorp assessments and a $2.2 million increase in other income.

Net interest income for the nine months ended September 30, 2007, was $216.6 million, compared with $228.2 million for the same period in 2006. This $11.6 million decrease was primarily attributable to lower average capital balances, a reduction in net interest spreads relative to funding cost related to the Bank’s advances, MPF, and MBS portfolios, as well as a decrease in the proportion of money-market assets relative to total assets in 2007 as compared to 2006. This decrease was partially offset by an increase in yields earned on advances and investments, in addition to higher average balances of investment securities.

For the nine months ended September 30, 2007 and 2006, average total assets were $60.6 billion and $60.4 billion, respectively.

Return on average assets and return on average equity were 0.29 percent and 6.81 percent, respectively, for the nine months ended September 30, 2007, compared with 0.32 percent and 6.88 percent, respectively, for the nine months ended September 30, 2006. The return on average assets and return on average equity declined mainly due to the $8.9 million decrease in net income during the period.

During the third quarter of 2007, advances balances increased dramatically during the months of August and September as a result of a liquidity shortage that affected the U.S. banking system as well as the consolidation and re-chartering of banking subsidiaries of Citizens Financial Group, Inc. The liquidity crisis that followed the announcement of significant losses on MBS by several entities drained liquidity from the U.S. banking system, and caused many institutions to borrow from their respective FHLBanks in lieu of other sources, which became unavailable.  At the same time, FHLBank CO debt was viewed by many investors as a “safe haven” during the turmoil, which resulted in reduced funding costs for CO debt relative to London Interbank Offered Rate (LIBOR), enabling the Bank to offer attractively-priced advances during the period. As a result, advances outstanding increased $16.6 billion during those months. In addition, on September 1, 2007, Citizens Financial Group, Inc. consolidated eight of its nine depository charters (five of which were members of the Bank) into a single new charter, RBS Citizens, N.A. As a result, advances borrowing that had been conducted in other FHLBank districts was effectively transferred to the Bank. However, since most of this growth occurred during September, the overall impact on quarterly performance was relatively limited, as average advances balances for the quarter increased only $2.5 billion over the same period in 2006.

Financial Condition at September 30, 2007, versus December 31, 2006

The composition of the Bank’s total assets changed during the nine months ended September 30, 2007, as follows:

•              Advances increased to 74.2 percent of total assets at September 30, 2007, up from 65.0 percent of total assets at December 31, 2006. The $19.0 billion increase in advances reflects an increase in member demand for liquidity caused by recent market conditions. Substantially all of the increase in advances occurred during the third quarter.

•                  Short-term money-market investments decreased to 7.9 percent of total assets at September 30, 2007, down from 11.8 percent of total assets at December 31, 2006, a result of both a net decrease in the amount of money-market investments outstanding as well as the increase in advances described above. As of September 30, 2007, securities purchased under agreements to resell had decreased by $3.3 billion, while federal funds sold and interest-bearing deposits increased by $643.5 million and $1.8 billion, respectively.

•                  Investment securities decreased to 11.7 percent of total assets at September 30, 2007, down from 14.7 percent of total assets at December 31, 2006. The decrease is a result of the increase in advances described above, resulting in a lower proportion of total assets in investment securities.  Investment securities increased $455.1 million during the period.

•              Net mortgage loans decreased to 5.5 percent of total assets at September 30, 2007, from 7.8 percent of total assets at December 31, 2006. Mortgage loans outstanding at September 30, 2007, totaled $4.1 billion, decreasing $352.6 million from December 31, 2006. The decrease primarily reflects the higher proportion of advances to total assets described above, and to a lesser extent the fact that mortgage loan principal repayments outpaced loan-purchase activity during the first nine months of 2007, respectively.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$43,337,620	$573,552	5.25%	$40,787,687	$539,348	5.25%
Interest-bearing deposits in banks	1,842,207	25,438	5.48	2,132,332	29,055	5.41
Securities purchased under agreements to resell	628,261	8,409	5.31	1,413,591	19,066	5.35
Federal funds sold	5,035,563	67,696	5.33	3,256,094	43,830	5.34
Investment securities (2)	8,548,708	117,888	5.47	8,259,728	114,830	5.52
Mortgage loans	4,202,916	53,522	5.05	4,678,167	59,028	5.01
Other earning assets	—	—	—	163	2	4.87

Total interest-earning assets	63,595,275	846,505	5.28%	60,527,762	805,159	5.28%

Other non-interest-earning assets	830,702			739,593

Total assets	$64,425,977	$846,505	5.21%	$61,267,355	$805,159	5.21%

Liabilities and capital
Consolidated obligations
Discount notes	$23,237,825	$298,799	5.10%	$25,095,939	$332,214	5.25%
Bonds	36,510,900	462,120	5.02	31,803,537	387,294	4.83
Deposits	881,593	10,714	4.82	618,150	7,510	4.82
Mandatorily redeemable capital stock	28,744	468	6.46	12,358	352	11.31
Other borrowings	7,051	68	3.83	9,237	111	4.77

Total interest-bearing liabilities	60,666,113	772,169	5.05%	57,539,221	727,481	5.02%

Other non-interest-bearing liabilities	986,660			990,683
Total capital	2,773,204			2,737,451

Total liabilities and capital	$64,425,977	$772,169	4.76%	$61,267,355	$727,481	4.71%

Net interest income		$74,336			$77,678
Net interest spread			0.23%			0.26%
Net interest margin			0.46			0.51

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$39,968,723	$1,573,912	5.26%	$40,966,742	$1,495,981	4.88%
Interest-bearing deposits in banks	1,545,012	62,414	5.40	1,773,493	66,236	4.99
Securities purchased under agreements to resell	1,334,432	53,251	5.34	799,177	30,471	5.10
Federal funds sold	4,336,752	172,918	5.33	3,603,761	132,930	4.93
Investment securities (2)	8,326,862	343,976	5.52	7,749,371	308,105	5.32
Mortgage loans	4,324,282	164,769	5.09	4,772,977	179,767	5.04
Other earning assets	—	—	—	238	9	5.06

Total interest-earning assets	59,836,063	2,371,240	5.30%	59,665,759	2,213,499	4.96%

Other non-interest-earning assets	810,845			693,856

Total assets	$60,646,908	$2,371,240	5.23%	$60,359,615	$2,213,499	4.90%

Liabilities and capital
Consolidated obligations
Discount notes	$20,450,100	$791,699	5.18%	$25,660,976	$926,776	4.83%
Bonds	35,696,322	1,329,052	4.98	30,391,223	1,039,085	4.57
Deposits	899,838	32,849	4.88	554,255	18,363	4.43
Mandatorily redeemable capital stock	17,703	904	6.83	11,751	662	7.53
Other borrowings	4,326	117	3.62	12,078	404	4.47

Total interest-bearing liabilities	57,068,289	2,154,621	5.05%	56,630,283	1,985,290	4.69%

Other non-interest-bearing liabilities	947,112			943,005
Total capital	2,631,507			2,786,327

Total liabilities and capital	$60,646,908	$2,154,621	4.75%	$60,359,615	$1,985,290	4.40%

Net interest income		$216,619			$228,209
Net interest spread			0.25%			0.27%
Net interest margin			0.48			0.51

(1)   Yields are annualized.

(2)   The average balances of available-for-sale securities are reflected at amortized cost, therefore the resulting yields do not give effect to changes in fair value.

Third Quarter of 2007 compared with Third Quarter of 2006. Net interest spread for the third quarter of 2007 was 0.23 percent, a three-basis-point decline from the net interest spread for the same period in 2006. Net interest margin for the third quarter of 2007 and 2006 was 0.46 percent and 0.51 percent, respectively.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of fair-value hedging adjustments associated with SFAS 133. Prepayment-fee income decreased during the third quarter of 2007 by approximately $497,000 from the same period in 2006. During the three months ended September 30, 2007, advances totaling $314.6 million were prepaid, resulting in gross prepayment-fee income of $1.2 million, which was partially offset by a loss of $710,000 related to fair-value hedging adjustments on those prepaid advances. For the three months ended September 30, 2006, advances totaling $259.6 million were prepaid, resulting in gross prepayment-fee income of $376,000, which was offset by a loss of $363,000 related to the premium write-off associated with theses prepaid advances. For the quarters ended September 30, 2007 and 2006, net prepayment fees on investments were $205,000 and $1.2 million, respectively.

Nine Months Ended September 30, 2007, compared with Nine Months Ended September 30, 2006. Net interest spread for the nine months ended September 30, 2007, was 0.25 percent, a two-basis-point decline from the net interest spread for the same period in 2006. Net interest margin for the nine months ended September 30, 2007 and 2006, was 0.48 percent and 0.51 percent, respectively. For the quarter ended September 30, 2007, the average yields on total interest-earning assets increased 34 basis points and yields on total interest-bearing liabilities increased 36 basis points, compared with the same period in 2006. Also, prepayment-fee income, which is classified within net interest income, increased during the nine months ended September 30, 2007, by approximately $2.4 million from the same period in 2006.

During the nine months ended September 30, 2007, advances totaling $1.6 billion were prepaid, resulting in gross prepayment-fee income of $4.4 million, which was partially offset by a loss of $1.4 million related to fair-value hedging adjustments on those prepaid advances. For the nine months ended September 30, 2006, advances totaling $1.0 billion were prepaid, resulting in gross prepayment-fee income of $474,000, which was increased by a $51,000 gain related to fair-value hedging adjustments on those prepaid advances and offset by a loss of $778,000 related to the premium write-off associated with these prepaid advances. For the nine months ended September 30, 2007 and 2006, net prepayment fees on investments were $2.9 million and $3.7 million, respectively.

Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. Excluding the impact of prepayment-fee income, net interest spread decreased from 0.25 percent in the third quarter of 2006 to 0.23 percent in the same period in 2007, and net interest margin decreased from 0.50 percent in 2006 to 0.46 percent in 2007. Excluding the impact of prepayment-fee income, net interest spread decreased from 0.26 percent for the nine months ended September 30, 2006, to 0.24 percent for the same period in 2007, and net interest margin decreased from 0.50 percent in 2006 to 0.47 percent in 2007. These results are presented in the following tables.

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended September 30,
	2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$573,073	5.25%	$539,335	5.25%
Investment securities	117,683	5.46	113,662	5.46
Total interest-earning assets	845,821	5.28	803,978	5.27

Net interest income	73,652		76,497
Net interest spread		0.23%		0.25%
Net interest margin		0.46		0.50

	For the Nine Months Ended September 30,
	2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$1,570,948	5.25%	$1,496,234	4.88%
Investment securities	341,111	5.48	304,424	5.25
Total interest-earning assets	2,365,411	5.29	2,210,071	4.95

Net interest income	210,790		224,781
Net interest spread		0.24%		0.26%
Net interest margin		0.47		0.50

The decline in net interest spread is attributable to several factors. First, the net interest spread to funding cost on advances, MBS, and MPF loans has been narrower on new transactions relative to expiring transactions, so that over time, average net interest spread has declined. In particular, during the first half of 2007, there was a decrease in member demand for advances. In response to this decline in member demand, the Bank offered discount advances pricing designed to stimulate demand for advances. Second, as the Bank’s MPF portfolio has aged, low-cost short-term debt assigned to the portfolio has expired, narrowing the Bank’s overall net interest spread. Third, the proportion of low-margin money-market investments and short-term advances to total assets has increased. In particular, the Bank experienced a decline in interest spreads between the yields on its overnight funds placements that are used as a source of liquidity to fund potential intraday advance demand which are funded by longer-term liabilities. The reduction in yields on these assets, in concert with the increase in three-month LIBOR rates to which the Bank’s swapped debt portfolio is indexed, contributed to the Bank’s overall margin compression during the quarter ended September 30, 2007. All of these factors have contributed to lower net interest spreads, despite the fact that CO debt funding costs have declined relative to broader market interest rates, such as US dollar interest-rate-swap yields.

The average balance of total advances decreased $998.0 million, or 2.4 percent, for the nine months ended September 30, 2007, compared with the same period in 2006. The decrease in average advances was attributable to a decrease in member demand for short-term and overnight advances during the first half of 2007 as compared to the same period in 2006, while long-term fixed-rate and variable-rate advances showed an increase during the nine months ended September 30, 2007, as compared to the same period in 2006. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2007 and 2006, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006

Overnight advances — par value	$1,025,794	$2,330,530

Fixed-rate advances — par value
Short-term	16,744,293	19,498,108
Long-term	8,689,916	7,914,577
Amortizing	2,412,562	2,564,223
Putable	6,117,043	5,356,839
Callable	30,000	30,000
	33,993,814	35,363,747

Variable-rate advances — par value
Simple variable	4,944,980	3,315,748
Putable, convertible to fixed	17,220	—
	4,962,200	3,315,748

Total average advances par value	39,981,808	41,010,025

Premiums and discounts	(11,446)	(6,657)
SFAS 133 hedging adjustments	(1,639)	(36,626)

Total average advances	$39,968,723	$40,966,742

As displayed in the above table, the total average advances decreased by $998.0 million from the nine months ended September 30, 2006, to the same period in 2007. The decrease was attributable to the following factors:

•                  Overnight advances decreased by $1.3 billion from the nine months ended September 30, 2006, to the same period in 2007. The interest rate on overnight advances changes on a daily basis and is based on market indications each day.

•                  The average balance of short-term fixed-rate advances decreased by approximately $2.8 billion from the nine months ended September 30, 2006, to the same period in 2007. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank’s funding cost for these advances is generally narrower for these products than for other products with longer terms to maturity.

•                  The above factors were offset by an increase of $1.6 billion in the average balance of variable-rate indexed advances from the nine months ended September 30, 2006, to the same period in 2007. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month LIBOR, or on the offered yield on three-month FHLBank DNs, as determined by the Office of Finance.

Putable advances are classified as fixed-rate advances in the table above, and substantially all putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances, such as overnight advances, short-term fixed-rate advances, fixed-rate putable advances, and variable-rate advances, contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances combined totaled $28.8 billion for the nine months ended September 30, 2007, representing 72.2 percent of the total average balance of advances outstanding during the nine months ended September 30, 2007. For the same period in 2006, the average balance of these combined advances totaled $30.5 billion, representing 74.4 percent of total average advances outstanding during the period.

In the past, the foregoing trend toward a higher proportion of longer-term advances would generally lead to improved net interest spreads to funding costs for the overall advances portfolio. However, due to reduced advance demand that the Bank had experienced in the first half of 2007, the Bank offered advances at net interest spreads that were lower than historical averages for longer-term products, diminishing the favorable impact of long-term advances upon the Bank’s net interest spread.

Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, increased $1.0 billion, or 16.8 percent, from the average balances for the nine months ended September 30, 2006, to September 30, 2007. The higher average balances in the nine months ended September 30, 2007 resulted from the increased activity in securities purchased under agreements to resell and federal funds sold. The yield earned on short-term money-market investments is tied directly to short-term market interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances increased $577.5 million, or 7.5 percent, for the nine months ended September 30, 2007, compared with the same period in 2006. The growth in average investments is primarily due to the increase in held-to-maturity MBS of $689.4 million. The increase in held-to-maturity MBS is due to the Bank striving to maintain a level of MBS investments near the 300 percent of capital limitation. Moreover, due to impacts on demand for MBS stemming from recent turmoil in the mortgage market, net interest spread opportunities with respect to all types of MBS improved over the course of the third quarter of 2007, as compared with 2006. Accordingly, during the third quarter of 2007 the Bank was able to purchase MBS at more favorable risk-adjusted net interest spreads than during the corresponding period in 2006.

Average mortgage-loan balances for the nine months ended September 30, 2007, were $448.7 million lower than the average balance for the same period in 2006, representing a decrease of 9.4 percent. This decrease in average mortgage-loan balances was attributable to the following:

•                  Mortgage-loan purchases during the nine months ended September 30, 2007 and 2006, amounted to $117.4 million and $222.0 million, respectively. The decline in purchases is due to the fact that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since April 2006. Prior to April 2006, Balboa Reinsurance Co. had been the Bank’s largest source of mortgage loan purchases.

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

Average mortgage-loan balances for the three months ended September 30, 2007, were $475.3 million lower than the average balance for the same period in 2006. This decrease is consistent with the events discussed above.

Overall, the yield on the mortgage-loan portfolio has increased for the quarter ended September 30, 2007, over the quarter ended September 30, 2006. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in 2006 and into the first nine months of 2007 relative to the coupon rates on pre-existing loans;

•                  Premium/discount amortization expense has declined $481,000, or 25.2 percent, due to a lower amount of loan prepayments in the quarter ended September 30, 2007, versus the same period in 2006; and

Overall, the yield on the mortgage-loan portfolio has increased for the nine months ended September 30, 2007, over the nine months ended September 30, 2006. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased due to the acquisition of loans at higher interest rates in 2006 and continued in 2007 relative to the coupons on pre-existing loans;

•                  Premium/discount amortization expense has declined $1.7 million, or 26.9 percent, due to a lower amount of loan prepayments in the nine months ended September 30, 2007, versus the same period in 2006; and

•                  The above factors were offset by an increase in net premiums on mortgage loans purchased during the nine months ended September 30, 2007, compared with those purchased during the nine months ended September 30, 2006. The book-value adjustment on newly purchased mortgage loans fluctuated from a net discount of $802,000 to a net premium of $319,000 for the nine months ended September 30, 2006 and 2007, respectively. The premium balance resulted in a decrease to the yield relative to the average coupon level when amortized.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended September 30,
	2007		2006
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$56,096	5.29%	$62,201	5.28%
Premium/discount amortization	(1,426)	(0.13)	(1,907)	(0.16)
Credit-enhancement fees	(1,148)	(0.11)	(1,266)	(0.11)

Total interest income	$53,522	5.05%	$59,028	5.01%

	For the Nine Months Ended September 30,
	2007		2006
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$173,014	5.35%	$190,069	5.32%
Premium/discount amortization	(4,727)	(0.15)	(6,463)	(0.18)
Credit-enhancement fees	(3,518)	(0.11)	(3,839)	(0.10)

Total interest income	$164,769	5.09%	$179,767	5.04%

(1)          Yields are annualized.

Average CO balances increased $94.2 million, or 0.2 percent, from the nine months ended September 30, 2006 to the same period in 2007. Average CO bonds increased $5.3 billion while CO DNs, all of which are short term with maturities of one year or less, decreased by $5.2 billion.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Gross interest income before effect of derivatives	$830,029	$807,357	$2,324,601	$2,206,328
Net interest adjustment for derivatives	16,476	(2,198)	46,639	7,171

Total interest income reported	$846,505	$805,159	$2,371,240	$2,213,499

Gross interest expense before effect of derivatives	$761,132	$687,868	$2,122,118	$1,896,726
Net interest adjustment for derivatives	11,037	39,613	32,503	88,564

Total interest expense reported	$772,169	$727,481	$2,154,621	$1,985,290

Reported net interest margin for the three months ended September 30, 2007 and 2006, was 0.46 percent and 0.51 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.43 percent and 0.78 percent for the three months ended September 30, 2007 and 2006, respectively.

Reported net interest margin for the nine months ended September 30, 2007 and 2006, was 0.48 percent and 0.51 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.45 percent and 0.69 percent for the nine months ended September 30, 2007 and 2006, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a net gain of $3.0 million and $352,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, interest accruals on derivatives classified as economic hedges totaled a net gain of $3.4 million and $871,000, respectively.

More information about the Bank’s use of derivative instruments to manage interest-rate risk is provided in the Risk Management — Market and Interest-Rate Risk section of this report.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is due primarily to narrower net interest spreads between asset yields and CO yields. The following table summarizes changes in interest income and interest expense between the three months and nine months ended September 30, 2007 and 2006. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended September 30, 2007 vs. 2006			For the Nine Months Ended September 30, 2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$33,719	$485	$34,204	$(36,445)	$114,376	$77,931
Interest-bearing deposits in banks	(3,953)	336	(3,617)	(8,533)	4,711	(3,822)
Securities purchased under agreements to resell	(10,592)	(65)	(10,657)	20,408	2,372	22,780
Federal funds sold	23,953	(87)	23,866	27,037	12,951	39,988
Investment securities	4,018	(960)	3,058	22,960	12,911	35,871
Mortgage loans	(5,997)	491	(5,506)	(16,899)	1,901	(14,998)
Other earnings assets	(2)	—	(2)	(9)	—	(9)

Total interest income	41,146	200	41,346	8,519	149,222	157,741

Interest expense
Consolidated obligations
Discount notes	(24,597)	(8,818)	(33,415)	(188,197)	53,120	(135,077)
Bonds	57,325	17,501	74,826	181,383	108,584	289,967
Deposits	3,201	3	3,204	11,449	3,037	14,486
Mandatorily redeemable capital stock	467	(351)	116	335	(93)	242
Other borrowings	(26)	(17)	(43)	(259)	(28)	(287)

Total interest expense	36,370	8,318	44,688	4,711	164,620	169,331

Change in net interest income	$4,776	$(8,118)	$(3,342)	$3,808	$(15,398)	$(11,590)

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months and nine months ended September 30, 2007 and 2006. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge-accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended September 30, ,		For the Nine Months Ended September 30
	2007	2006	2007	2006
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$6,218	$2,060	$2,695	$1,703
Net unrealized gains (losses) related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	(2,820)	(313)	(2,644)	(248)
Trading securities	(903)	(1,460)	(810)	444
Mortgage delivery commitments	53	143	(73)	(1,219)
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	2,960	352	3,357	871
Net gains on derivatives and hedging activities	5,508	782	2,525	1,551

Loss on early extinguishment of debt	—	—	(641)	(215)
Service-fee income	1,108	917	3,111	2,252
Net unrealized gain (loss) on trading securities	191	1,236	(668)	(1,412)
Other	60	(4)	71	(21)

Total other income	$6,867	$2,931	$4,398	$2,155

Third Quarter of 2007 compared with Third Quarter of 2006. Net gains related to fair-value hedge ineffectiveness were $6.2 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively. As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Changes in the fair value of trading securities are recorded in other income. For the three months ended September 30, 2007 and 2006, the Bank recorded net unrealized gains on trading securities of $191,000 and $1.2 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to net losses of $903,000 and $1.5 million for the three months ended September 30, 2007 and 2006, respectively. Also included in other income are interest accruals on these economic hedges, which totaled $151,000 and $352,000 for the three months ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007, compared with Nine Months Ended September 30, 2006. Net gains related to fair-value hedge ineffectiveness were $2.7 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively. A portion of this favorable ineffectiveness was due to the recapture of unrealized losses that were attributable to hedge ineffectiveness that occurred in prior periods as hedges expired.

Losses on early extinguishment of debt totaled $641,000 and $215,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Bank extinguished debt with carrying balances totaling $22.3 million and $2.0 million, respectively.

For the nine months ended September 30, 2007 and 2006, net unrealized losses on trading securities of $668,000 and $1.4 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a net (loss) gain of ($810,000) and $444,000 for the nine months ended September 30, 2007 and 2006, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled $548,000 and $871,000 for the nine months ended September 30, 2007 and 2006, respectively.

Operating expenses for the three months and nine months ended September 30, 2007 and 2006, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Salaries, incentive compensation, and benefits	$7,376	$6,687	$22,537	$20,367
Occupancy costs	1,053	1,045	3,067	3,209
Other operating expenses	3,118	3,217	9,557	9,146

Total operating expenses	$11,547	$10,949	$35,161	$32,722

Annualized ratio of operating expenses to average assets	0.07%	0.07%	0.08%	0.07%

Third Quarter of 2007 compared with Third Quarter of 2006. For the three months ended September 30, 2007, total operating expenses increased $598,000 from the same period in 2006. This increase was mainly due to a $689,000 increase in salaries and benefits and a $99,000 decrease in other operating expenses. The $689,000 increase in salaries and benefits was due primarily to a $268,000 increase in salary expenses attributable to annual merit increases, as well as approximately $334,000 attributable to employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank’s pension plans.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $936,000 and $853,000 for the three months ended September 30, 2007 and 2006, respectively, and are included in other expense.

Nine Months Ended September 30, 2007, compared with Nine Months Ended September 30, 2006. For the nine months ended September 30, 2007, total operating expenses increased $2.4 million from the same period in 2006. This increase was mainly due to a $2.2 million increase in salaries and benefits and a $411,000 increase in other operating expenses. The $2.2 million increase in salaries and benefits was due primarily to a $903,000 increase in salary expenses attributable to annual merit increases, as well as approximately $1.1 million attributable to employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank’s pension plans.

The $411,000 increase in other operating expenses is largely attributable to a $77,000 increase in equipment expense, a $75,000 increase in contractual services related to information technology expenses, an $173,000 increase in employee search expenses to fill vacant positions, and a $79,000 increase in professional fees.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $2.9 million and $2.6 million for the nine months ended September 30, 2007 and 2006, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At September 30, 2007, the advances portfolio totaled $56.3 billion, an increase of $19.0 billion compared with a total of $37.3 billion at December 31, 2006. This increase was primarily the result of an $18.4 billion increase in fixed-rate advances, and most of this growth occurred in August and September. The increase was concentrated in short-term advances which increased $15.9 billion as members increased their borrowings during the first nine months of 2007 in response to their own balance-sheet demands. The $19.0 billion increase in advances was largely attributable to the activity of the Bank’s top two advance holding members, Bank of America Rhode Island and RBS Citizens, N.A. In part, the growth was reflective of a nationwide trend of advance growth at the FHLBanks during August and September, as the U.S. banking industry faced a liquidity crisis during this period. Moreover, Citizens Financial Group, Inc., consolidated eight of its nine depository institutions into a single charter, RBS Citizens, N.A., which is headquartered in Providence, Rhode Island. At September 30, 2007, 42.3 percent of total advances outstanding had original maturities of greater than one year, compared with 54.7 percent as of December 31, 2006.

The following table summarizes advances outstanding at September 30, 2007, and December 31, 2006, by year of maturity.

Advances Outstanding by Year of Maturity

(dollars in thousands)

	September 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$22,682	5.21%	$8,285	5.66%
Due in one year or less	37,737,005	4.98	21,541,880	5.12
Due after one year through two years	6,261,306	4.78	4,424,213	4.67
Due after two years through three years	3,512,818	4.95	3,811,448	4.91
Due after three years through four years	2,353,921	4.97	2,348,233	5.06
Due after four years through five years	1,755,918	4.68	1,984,555	4.92
Thereafter	4,591,953	4.52	3,240,144	4.58

Total par value	56,235,603	4.91%	37,358,758	4.98%

Premium on advances	2,464		4,031
Discount on advances	(16,498)		(13,413)
SFAS 133 hedging adjustments	100,222		(7,251)

Total	$56,321,791		$37,342,125

As of September 30, 2007, SFAS 133 hedging adjustments increased $107.5 million from December 31, 2006. Lower market interest rates during 2007 as compared to 2006 have resulted in a higher estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At September 30, 2007, and December 31, 2006, the Bank had outstanding callable advances of $30.0 million. The following table summarizes advances outstanding at September 30, 2007, and December 31, 2006, by year of maturity or next call date for callable advances.

Advances Outstanding by Year of Maturity or Next Call Date

(dollars in thousands)

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$22,682	$8,285
Due in one year or less	37,767,005	21,571,880
Due after one year through two years	6,261,306	4,424,213
Due after two years through three years	3,512,818	3,811,448
Due after three years through four years	2,323,921	2,348,233
Due after four years through five years	1,755,918	1,954,555
Thereafter	4,591,953	3,240,144

Total par value	$56,235,603	$37,358,758

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At September 30, 2007, and December 31, 2006, the Bank had putable advances outstanding totaling $7.3 billion, and $5.4 billion, respectively. The following table summarizes advances outstanding at September 30, 2007, and December 31, 2006, by year of maturity or next put date for putable advances.

Advances Outstanding by Year of Maturity or Next Put Date

(dollars in thousands)

Year of Maturity or Next Put Date	September 30, 2007	December 31, 2006

Overdrawn demand-deposit accounts	$22,682	$8,285
Due in one year or less	43,314,680	25,745,480
Due after one year through two years	6,817,256	4,476,013
Due after two years through three years	2,571,318	3,320,798
Due after three years through four years	1,164,571	1,120,083
Due after four years through five years	875,168	1,105,255
Thereafter	1,469,928	1,582,844

Total par value	$56,235,603	$37,358,758

The following table summarizes advances outstanding by product type at September 30, 2007, and December 31, 2006.

Advances Outstanding By Product Type

(dollars in thousands)

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$1,163,202	2.1%	$1,036,669	2.8%

Fixed-rate advances
Short-term	31,081,355	55.3	15,231,027	40.8
Long-term	9,241,480	16.4	8,418,729	22.5
Amortizing	2,449,091	4.4	2,593,183	6.9
Putable	7,255,675	12.9	5,405,500	14.5
Callable	30,000	—	30,000	0.1
	50,057,601	89.0	31,678,439	84.8

Variable-rate advances
Simple variable	4,968,800	8.8	4,643,650	12.4
Putable, convertible to fixed	46,000	0.1	—	—
	5,014,800	8.9	4,643,650	12.4

Total par value	$56,235,603	100.0%	$37,358,758	100.0%

The Bank lends to member financial institutions within the six New England states. At September 30, 2007, the Bank had advances outstanding to 344, or 75.6 percent, of its 455 members. At December 31, 2006, the Bank had advances outstanding to 364, or 78.3 percent, of its 465 members.

Top Five Advance-Holding Members

(dollars in millions)

						Advances Interest Income for the
			As of September 30, 2007			Three Months	Nine Months
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted Average Rate (1)	Ended September 30, 2007	Ended September 30, 2007

Bank of America Rhode Island, N.A	Providence	RI	$19,580.6	34.8%	5.00%	$161.6	$404.8
RBS Citizens, N.A.(2)	Providence	RI	12,990.4	23.1	5.01	118.7	304.3
NewAlliance Bank	New Haven	CT	2,161.1	3.8	4.84	24.0	65.6
Eastern Bank	Lynn	MA	730.7	1.3	4.94	6.4	16.5
MetLife Insurance Company of Connecticut	Hartford	CT	725.0	1.3	5.36	10.0	32.0

(1)          Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

(2)          On September 1, 2007, five of the Bank’s members: Citizens Bank of Rhode Island, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Connecticut, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Also on September 1, 2007, RBS Citizens, N.A. relocated from Albany, NY to Providence, RI. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank capital stock owned by, all advances outstanding to, and all deposits received from these five member institutions were transferred to RBS Citizens, N.A. Interest income amounts for periods prior to the merger are aggregated at the holding company, Citizens Financial Group, Inc., for comparability.

Investments

At September 30, 2007, investment securities and short-term money-market instruments totaled $14.9 billion, compared with $15.2 billion at December 31, 2006. This decline was due to a decrease of $3.3 billion in securities purchased under agreements to resell, offset by increases of $1.8 billion in interest-bearing deposits in banks, $643.5 million in federal funds sold, and $538.0 million in held-to-maturity securities. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At September 30, 2007, and December 31, 2006, the Bank’s MBS and SBA holdings represented 277 percent and 292 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of September 30, 2007, and December 31, 2006, are included in the following tables.

Trading Securities

(dollars in thousands)

	September 30, 2007	December 31, 2006

Mortgage-backed securities
U.S. government guaranteed	$34,786	$42,677
Government-sponsored enterprises	50,560	63,685
Other	33,849	45,000

Total	$119,195	$151,362

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

International agency obligations	$350,802	$379,617	$351,299	$382,484
U.S. government corporations	213,514	224,012	213,654	225,615
Government-sponsored enterprises	145,251	152,128	184,342	191,547
Other FHLBanks’ bonds	7,209	7,220	14,685	14,716
	716,776	762,977	763,980	814,362

Mortgage-backed securities
Government-sponsored enterprises	172,015	174,312	172,619	173,696

Total	$888,791	$937,289	$936,599	$988,058

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. agency obligations	$55,559	$56,796	$62,823	$63,702
State or local housing-agency obligations	301,864	299,148	315,545	317,914
	357,423	355,944	378,368	381,616

Mortgage-backed securities:
U.S. government guaranteed	14,239	14,812	16,226	16,669
Government-sponsored enterprises	1,058,778	1,060,117	1,022,039	1,020,801
Other	6,413,794	6,357,437	5,889,558	5,888,922
	7,486,811	7,432,366	6,927,823	6,926,392

Total	$7,844,234	$7,788,310	$7,306,191	$7,308,008

The Bank’s MBS investment portfolio consists of the following categories of securities as of September 30, 2007, and December 31, 2006.

Mortgage-Backed Securities

	September 30, 2007	December 31, 2006

Nonfederal agency residential mortgage-backed securities	75%	72%
U.S. agency residential mortgage-backed securities	17	18
Nonfederal agency commercial mortgage-backed securities	7	9
Home-equity loans	1	1

Total mortgage-backed securities	100%	100%

Mortgage Loans

Mortgage loans as of September 30, 2007, totaled $4.1 billion, a decrease of $352.6 million from the December 31, 2006, balance of $4.5 billion. The following table presents information relating to the Bank’s mortgage portfolio as of September 30, 2007, and December 31, 2006.

Mortgage Loans Held in Portfolio

(dollars in thousands)

	September 30, 2007	December 31, 2006
Real estate
Fixed-rate 15-year single-family mortgages	$1,170,645	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	2,955,248	3,152,175
Premiums	36,513	42,274
Discounts	(11,568)	(12,758)
Deferred derivative gains and losses, net	(1,137)	(1,146)

Total mortgage loans held for portfolio	4,149,701	4,502,307

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,149,576	$4,502,182

The following table details the par value of mortgage loans held for portfolio at September 30, 2007, and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006

Conventional loans	$3,679,697	$3,960,692
Government-insured loans	446,196	513,245

Total par value	$4,125,893	$4,473,937

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

Mortgage-loan participations held by the Bank as of September 30, 2007 decreased $352.6 million from December 31, 2006. The decrease was due to loan prepayments exceeding new loan activity during the period. The decline in loan purchases is the result of the Bank’s decision not to enter large master commitments during the quarter with PFIs due to the relatively unattractive spreads available on purchased mortgage loans in recent months and the inability to sell participation interests in these loans to the FHLBank of Chicago.

The following table presents purchases of mortgage loans during the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the Nine Months Ended September 30,
	2007	2006

Conventional loans
Original MPF	$84,857	$80,008
MPF 125	32,220	32,749
MPF Plus	—	110,032

Total par value	$117,077	$222,789

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $125,000 at both September 30, 2007, and December 31, 2006. See the Bank’s Annual Report on Form 10-K Item 7 — Critical Accounting Policies and Estimates — Allowance for Loan Losses for a description of the change to the Bank’s methodology for estimating the allowance for loan losses which was implemented as of December 31, 2006.

The following table presents the Bank’s allowance for credit losses activity.

Allowance for Credit Losses Activity

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$125	$1,759	$125	$1,843
Charge-offs	—	(2)	—	(13)
Recoveries	—	—	9	—
Net (charge-offs) recoveries	—	(2)	9	(13)
Reduction of provision for credit losses	—	(37)	(9)	(110)

Balance at end of period	$125	$1,720	$125	$1,720

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at September 30, 2007, and December 31, 2006, is provided in the following tables.

Summary of Delinquent Mortgage Loans

at September 30, 2007

(dollars in thousands)

Days Delinquent	Conventional	Government- Insured (1)	Total

30 days	$35,371	$18,675	$54,046
60 days	5,500	6,941	12,441
90 days or more and accruing	—	9,167	9,167
90 days or more and nonaccruing	5,447	—	5,447

Total delinquencies	$46,318	$34,783	$81,101

Total par value of mortgage loans outstanding	$3,679,697	$446,196	$4,125,893

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.26%	7.80%	1.97%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.15%	2.05%	0.35%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans

at December 31, 2006

(dollars in thousands)

Days Delinquent	Conventional	Government- Insured (1)	Total

30 days	$40,214	$24,592	$64,806
60 days	5,279	8,730	14,009
90 days or more and accruing	—	8,544	8,544
90 days or more and nonaccruing	4,796	—	4,796

Total delinquencies	$50,289	$41,866	$92,155

Total par value of mortgage loans outstanding	$3,960,692	$513,245	$4,473,937

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.27%	8.16%	2.06%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.12%	1.66%	0.30%

(1)          Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of REO Assets. During the nine months ended September 30, 2007 and 2006, the Bank sold REO assets with a recorded carrying value of $538,000 and $819,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $74,000 and $25,000 on the sale of REO assets during the nine months ended September 30, 2007 and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At September 30, 2007, and December 31, 2006, outstanding COs, including bonds and DNs, totaled $71.0 billion and $53.2 billion, respectively. CO bonds are issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or use the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding, for which the Bank is primarily liable, at September 30, 2007, and December 31, 2006, by the year of maturity.

Consolidated Obligation Bonds Outstanding

by Year of Maturity

(dollars in thousands)

	September 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$11,000,440	4.54%	$14,211,705	4.45%
Due after one year through two years	8,177,600	4.83	9,091,950	4.51
Due after two years through three years	5,120,505	5.01	3,611,185	4.52
Due after three years through four years	1,604,440	5.09	1,635,770	4.48
Due after four years through five years	1,494,280	5.09	1,289,600	4.81
Thereafter	10,084,000	5.72	8,794,000	5.66

Total par value	37,481,265	5.03%	38,634,210	4.76%

Premium	18,926		14,719
Discount	(3,346,634)		(3,009,308)
SFAS 133 hedging adjustments	(47,223)		(121,179)

Total	$34,106,334		$35,518,442

CO bonds outstanding at September 30, 2007, and December 31, 2006, include callable bonds totaling $22.1 billion and $22.3 billion, respectively. The following table summarizes CO bonds outstanding at September 30, 2007, and December 31, 2006, by the earlier of the year of maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Maturity or Next Call Date

(dollars in thousands)

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006
Due in one year or less	$26,900,140	$26,892,705
Due after one year through two years	4,547,600	5,871,950
Due after two years through three years	2,150,505	2,176,185
Due after three years through four years	690,740	715,770
Due after four years through five years	309,280	569,600
Thereafter	2,883,000	2,408,000

Total par value	$37,481,265	$38,634,210

CO DNs are also a significant funding source for the Bank. The Bank uses CO DNs to fund short-term advances, longer-term advances with short repricing intervals, and money-market investments. CO DNs comprised 52.0 percent and 33.3 percent of outstanding COs at September 30, 2007, and December 31, 2006, respectively, and accounted for 97.5 percent and 97.7 percent of the proceeds from the issuance of COs for the nine months ended September 30, 2007, and the year ended December 31, 2006, respectively, due, in particular, to the Bank’s frequent overnight DN issuance.

The significant growth of $19.2 billion in CO DNs outstanding at September 30, 2007, compared with December 31, 2006, corresponds with the increase in total assets of $18.4 billion with the majority of the increase in advances. During the third quarter there was a shift from CO bonds to CO DNs due to relatively more favorable spreads in the CO DN market during the third quarter.

The Bank’s outstanding CO DNs, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
September 30, 2007	$36,879,197	$37,176,128	4.76%
December 31, 2006	17,723,515	17,780,433	5.11

The following tables summarize average balances of COs outstanding during the three months and nine months ended September 30, 2007 and 2006:

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended September 30,
	2007		2006
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$3,891,846	4.91%	$2,674,742	5.16%
Term discount notes	19,345,979	5.14	22,421,197	5.26
Total discount notes	23,237,825	5.10	25,095,939	5.25

Bonds	36,510,900	5.02	31,803,537	4.83

Total consolidated obligations	$59,748,725	5.05%	$56,899,476	5.02%

	For the Nine Months Ended September 30,
	2007		2006
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$3,116,733	5.08%	$2,345,708	4.81%
Term discount notes	17,333,367	5.19	23,315,268	4.83
Total discount notes	20,450,100	5.18	25,660,976	4.83

Bonds	35,696,322	4.98	30,391,223	4.57

Total consolidated obligations	$56,146,422	5.05%	$56,052,199	4.69%

(1)          Yields are annualized.

The average balances of COs for the nine months ended September 30, 2007 were slightly higher than the average balances for the same period in 2006, which is consistent with the increase in total average assets for the period. The average balance of term DNs decreased $6.0 billion from the prior period while overnight DNs increased $771.0 million. Average balances of bonds increased $5.3 billion from the prior period. The average balance of DNs represented approximately 36.4 percent of total average COs during the nine months ended September 30, 2007, as compared with 45.8 percent of total average COs during the same period in 2006, and the average balance of bonds represented 63.6 percent and 54.2 percent of total average COs outstanding during the nine months ended September 30, 2007 and 2006, respectively.  Although there was a $19.2 billion increase in DNs outstanding at September 30, 2007  compared to the prior year-end, most of this growth occurred during the month of September. Therefore, the overall impact of this growth on average advances balances for the nine-month period ended September 30, 2007 is muted.

Deposits

As of September 30, 2007, deposits totaled $1.0 billion, a decrease of $93.9 million from the balance at December 31, 2006. The following table presents term deposits issued in amounts of $100,000 or greater at September 30, 2007, and December 31, 2006:

Term Deposits Greater than $100,000

(dollars in thousands)

	September 30, 2007		December 31, 2006
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Three months or less	$—	—%	$3,000	5.09%
Over three months through six months	3,950	4.98	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months (1)	26,300	4.18	26,300	4.18

Total par value	$30,250	4.29%	$29,300	4.27%

(1)          Represents nine term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank was in compliance with these requirements through 2006 and the first nine months of 2007 and remains in compliance at September 30, 2007, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	September 30, 2007	December 31, 2006

Permanent capital
Class B capital stock	$3,050,180	$2,342,517
Mandatorily redeemable capital stock	29,288	12,354
Retained earnings	203,632	187,304

Permanent capital	$3,283,100	$2,542,175

Risk-based capital requirement
Credit-risk capital	$157,802	$143,964
Market-risk capital	147,795	119,384
Operations-risk capital	91,679	79,004

Total risk-based capital requirement	$397,276	$342,352

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank has remained in compliance with these requirements through September 30, 2007.

The following table provides the Bank’s capital ratios as of September 30, 2007, and December 31, 2006.

Capital Ratio Requirements

(dollars in thousands)

	September 30, 2007	December 31, 2006

Capital ratio
Minimum capital (4% of total assets)	$3,035,426	$2,298,791
Actual capital (capital stock plus retained earnings)	3,283,100	2,542,175
Total assets	75,885,661	57,469,781
Capital ratio (permanent capital as a percentage of total assets)	4.3%	4.4%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,794,283	$2,873,489
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	4,924,651	3,813,262
Leverage ratio (leverage capital as a percentage of total assets)	6.5%	6.6%

Derivative Instruments

SFAS 133 requires all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty where the legal right of offset exists. If these netted amounts are positive, they are recorded as an asset; if negative, they are recorded as a liability. Derivative assets’ net fair value totaled $180.6 million and $128.4 million as of September 30, 2007, and December 31, 2006, respectively. Derivative liabilities’ net fair value totaled $91.1 million and $120.6 million as of September 30, 2007, and December 31, 2006, respectively.

The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $9.8 million and $6.6 million at September 30, 2007, and December 31, 2006, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

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

Outstanding Derivative Contracts with Members and Affiliates of Bank Members

(dollars in thousands)

			September 30, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding

Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	$1,596,500	5.11%
Bank of America NA	Bank of America Rhode Island, NA	Dealer	1,428,710	4.57
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

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

Short-term liquidity management practices are described in Part 1 Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Off-Balance Sheet Arrangements. For further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Debt Financing-Consolidated Obligations.

Under the Federal Home Loan Banks P&I Funding Contingency Plan Agreement (the Agreement) which became effective in 2006, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the Agreement, the 11 other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the 11 other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on one day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the other FHLBank.

Capital

Total capital as of September 30, 2007, was $3.3 billion, a 28.8 percent increase from $2.5 billion as of December 31, 2006.

The Bank’s ability to expand in response to member credit needs is based primarily on the capital-stock requirements for advances. A member is required to increase its capital-stock investment in the Bank as its outstanding advances increase. The capital-stock requirement for advances is currently:

•                  3.0 percent for overnight advances,

•                  4.0 percent for advances with an original maturity greater than overnight and up to three months, and

•                  4.5 percent for all other advances.

The Bank’s minimum capital-to-assets leverage limit is currently 4.0 percent based on Finance Board requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of MBS, and other investments.

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. As member credit needs result in reduced advance and mortgage-loan balances, the member will have capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented an Excess Stock Repurchase Program (ESRP) to help manage its leverage by reducing the amount of excess capital stock held by members. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the nine months ended September 30, 2007, the Bank made repurchases of excess capital stock in two months totaling $77.8 million.

Members may submit a written request for redemption of excess capital stock. The capital stock shares subject to the request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. While historically the Bank has repurchased excess stock at the member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership.  Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $29.3 million and $12.4 million at September 30, 2007, and December 31, 2006, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of September 30, 2007, and December 31, 2006 (dollars in thousands):

Anticipated Stock-Redemption Period	September 30, 2007	December 31, 2006

Due after one year through two years	$4,185	$—
Due after two years through three years	10	6,998
Due after three years through four years	93	103
Due after four years through five years	25,000	5,253

Total mandatorily redeemable capital stock	$29,288	$12,354

At September 30, 2007, and December 31, 2006, members and nonmembers with capital stock outstanding held $178.8 million and $203.0 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of September 30, 2007, and December 31, 2006 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Class B Capital Stock Outstanding (2)	Excess Capital Stock

September 30, 2007	$488,552	$2,412,144	$2,900,691	$3,079,468	$178,777

December 31, 2006	523,561	1,628,241	2,151,826	2,354,871	203,045

(1)               Total Stock Investment Requirement is rounded up to the nearest hundredth on an individual member basis.

(2)               Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target. In February 2007, the Bank’s board of directors adopted a revised targeted minimum retained earnings level of the greater of $171.0 million, or the required amount as periodically measured by the Bank’s internal retained earnings model, to be achieved by December 31, 2007, based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2007. To the extent that the periodically measured retained earnings requirement as of December 31, 2007, remains below $171.0 million, the targeted minimum retained earnings level is $171.0 million. If the periodically measured retained earnings requirement as of December 31, 2007 exceeds $171.0 million, the remeasured value becomes the new requirement until such time as a subsequent remeasurement falls below $171.0 million. As of September 30, 2007, the Bank had retained earnings of $203.6 million, and its retained earnings model projected a required retained earnings minimum of $195.2 million as of December 31, 2007. As of December 31, 2006, the Bank’s retained earnings model projected a required retained earnings minimum of $159.1 million. The increase was attributable primarily to a rise in the Bank’s value-at-risk measurement. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest Rate Risk regarding the Bank’s value-at-risk disclosure.

The Bank’s retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. If this occurs, the Bank would continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At September 30, 2007, the Bank had a total capital to assets ratio of 4.3 percent, a leverage capital to assets ratio of 6.5 percent, and a risk-based capital requirement of $397.3 million, which was more than satisfied by the Bank’s permanent capital of $3.3 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2006, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $342.4 million, which was satisfied by the Bank’s permanent capital of $2.5 billion.

Off-Balance-Sheet Arrangements

Commitments that legally bind and obligate the Bank for additional advances totaled approximately $88.5 million and $76.4 million at September 30, 2007, and December 31, 2006, respectively. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed with members for a fee. If the Bank is required to make a payment for a beneficiary’s draw, these amounts are immediately converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $2.6 billion (face amount) and $1.8 billion (face amount) at September 30, 2007, and December 31, 2006, respectively, and had original terms of two months to 20 years with a final expiration in 2024. The values of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $1.1 million and $579,000 at September 30, 2007, and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these standby letters of credit.

Commitments for unused lines-of-credit advances totaled $1.5 billion at both September 30, 2007, and December 31, 2006. Commitments are generally for periods up to 12 months. Since many of the commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank enters into standby bond-purchase agreements with state housing authorities, whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find an investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms under which the Bank would be required to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, no later than 2012. Total commitments for bond purchases were $532.5 million and $537.3 million at September 30, 2007, and December 31, 2006, respectively. The Bank was not required to purchase any bonds under these agreements during the nine months ended September 30, 2007.

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

As of September 30, 2007, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from its audited financial statements.

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

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. The current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement and the Bank does not anticipate any material impact to our financial condition or results of operations as a result of the adoption of FSP FIN 39-1.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed changes to GSE regulation

On May 22, 2007, the U.S. House of Representatives approved legislation designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation would eliminate the Finance Board and replace it with a new regulator overseeing the FHLBanks, Fannie Mae and Freddie Mac. The Bank is unable to predict whether the Senate will approve similar legislation and what form any legislation, if enacted, would take or what effect any legislation would ultimately have on the Finance Board or the FHLBanks.

RECENT REGULATORY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.1 trillion at September 30, 2007, and $952.0 billion at December 31, 2006.

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

The Finance Board announced on October 10, 2007 that it had entered into a cease and desist order with the FHLBank of Chicago limiting capital stock repurchases and redemptions, as well as payments of dividends, until supervisory concerns were addressed. In addition, on August 8, 2007, the FHLBank of Chicago and FHLBank of Dallas jointly announced that they are engaged in preliminary discussions intended to evaluate the benefits and feasibility of combining the business operations of the two institutions.

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

Credit Risk

Credit Risk — Advances. Advances outstanding to members in blanket-lien status at September 30, 2007, totaled $55.7 billion. For these members, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling $86.3 billion as of September 30, 2007. Of this total, $5.4 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.0 billion of securities are held by members’ securities corporations, and $27.8 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts. Additionally, all nonmember borrowers and housing associates are placed in delivery-collateral status.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at September 30, 2007, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of September 30, 2007

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral

Listing-collateral status	17	$238,733	$463,969
Delivery-collateral status	13	283,280	422,173

Total par value	30	$522,013	$886,142

Credit Risk — Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At September 30, 2007, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments was $6.9 billion to 34 counterparties and issuers, of which $3.3 billion was for federal funds sold, and $3.6 billion was for other unsecured investments. As of September 30, 2007, ABN AMRO Bank N.V. represented 10.9 percent of the Bank’s total unsecured credit exposure.

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

Of the Bank’s $7.8 billion of MBS and ABS investments at September 30, 2007, $5.9 billion are private label securities backed by residential mortgage loans. Only $41.0 million of these investments are backed primarily by sub-prime mortgages, while the remaining private-label MBS and ABS are backed primarily by loans written to either prime or Alt-A underwriting standards. While there is no universally-accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. All of the Bank’s private label MBS and ABS are currently rated triple-A by at least two rating agencies with a stable rating outlook. The securities attain these ratings through credit enhancement, which generally consists of over-collateralization and the subordination of the claims of other securities. In some cases, including all of the Bank’s ABS holdings, the credit enhancement includes insurance provided by a triple-A rated monoline financial guarantor. The Bank has conservative investment standards to mitigate the credit risk associated with its MBS and ABS investments. In most cases, the credit protection for investments in MBS and ABS backed by less than prime mortgage loans exceeds that required to achieve a triple-A rating at the time the investment was made. Due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS and ABS at this time.

Credit ratings on these investments as of September 30, 2007, are provided in the following table.

Credit Ratings of Investments

As of September 30, 2007

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Unrated

Money-market instruments (2):
Interest-bearing deposits	$50	$1,943,000	$839,000	$—
Federal funds sold	—	1,348,000	1,902,000	—

Investment securities:
U.S. agency obligations	55,559	—	—	—
U.S. government corporations	224,012	—	—	—
Government-sponsored enterprises	121,922	—	—	30,206
Other FHLBanks’ bonds	7,220	—	—	—
International agency obligations	379,617	—	—	—
State or local housing-agency obligations	226,312	75,552	—	—
MBS issued by government-sponsored enterprises	1,332,675	—	—	—
MBS issued by private trusts	6,400,027	—	—	—
ABS backed by home-equity loans	47,616	—	—	—

Total investments	$8,795,010	$3,366,552	$2,741,000	$30,206

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used. If a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(2)          The issuer rating is used.

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully-amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit enhancements, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $125,000 at September 30, 2007. As of September 30, 2007, nonaccrual loans amounted to $5.4 million and consisted of 71 loans out of a total of approximately 45,400 loans. During the nine months ended September 30, 2007, the Bank did not charge off any mortgage loans. The Bank had $9,000 in recoveries from the resolution of loans previously charged off during the nine months ended September 30, 2007. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on analysis of the migration rate of delinquent conventional MPF loans to default, the expected loss severity on defaulted loans, and the risk-mitigating features of the MPF program.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancements in place of the PFI, as well as primary MI coverage on individual loans. As of September 30, 2007, the Bank was the beneficiary of primary MI coverage on $225.3 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance  coverage on mortgage pools with a total unpaid principal balance of $2.6 billion. Eight MI companies provide all of the coverage under these policies. All of these companies are rated at least double-A by S&P and Aa by Moody’s. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. The following table shows MI companies as of September 30, 2007, with MI coverage greater than 10 percent of total MI coverage.

Mortgage-insurance companies with MI coverage greater than 10% of total MI coverage

As of September 30, 2007

(dollars in thousands)

MI Company	MI Coverage	Percent of Total MI Coverage

United Guaranty Residential Insurance Corporation	$19,251	28.0%

Mortgage Guaranty Insurance Corporation	18,747	27.3

Genworth Mortgage Insurance Corporation	11,288	16.4

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The Bank enters into master-netting agreements for interest-rate-exchange agreements only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single- A by S&P and Moody’s. The nonmember agreements generally contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of September 30, 2007, the Bank had two derivative contracts outstanding with one member institution which involved no credit exposure since they were sold options.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of September 30, 2007
Interest-rate-exchange agreements: (1)
Triple-A	$8,850	1	$—	$—
Double-A	28,512,139	15	168,241	13,337
Single-A	2,712,832	3	12,305	—
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	31,243,821	20	180,546	13,337
Mortgage-loan-purchase commitments (3)	9,828	—	7	—

Total derivatives	$31,253,649	20	$180,553	$13,337

As of December 31, 2006
Interest-rate-exchange agreements: (1)
Triple-A	$40,725	1	$—	$—
Double-A	22,761,948	14	83,210	4,751
Single-A	7,733,930	4	45,163	296
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,546,603	20	128,373	5,047
Mortgage-loan-purchase commitments (3)	6,573	—	—	—

Total derivatives	$30,553,176	20	$128,373	$5,047

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

The notional amount of interest-rate-exchange agreements outstanding totaled $31.3 billion and $30.6 billion at September 30, 2007, and December 31, 2006, respectively. The Bank only enters into interest-rate-exchange agreements with major global financial institutions that are rated single-A or better by Moody’s or S&P except for derivative contracts with member institutions. The Bank had no interest-rate-exchange agreements outstanding with other FHLBanks as of September 30, 2007.

As of September 30, 2007, and December 31, 2006, the following counterparties represented more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Citigroup Financial Products Inc.	$4,623,825	14.8%
JP Morgan Chase Bank	4,444,005	14.2
Deutsche Bank AG	3,387,610	10.8

	December 31, 2006
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

JP Morgan Chase Bank	$4,211,530	13.8%
Goldman Sachs Capital Markets LP	4,047,403	13.3
Deutsche Bank AG	3,648,710	11.9

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At both September 30, 2007, and December 31, 2006, unswapped fixed-rate noncallable debt amounted to $10.7 billion and unswapped fixed-rate callable debt amounted to $3.8 billion and $4.4 billion at September 30, 2007, and December 31, 2006, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations, international agency obligations, and instrumentalities as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At September 30, 2007, and December 31, 2006, this portfolio had a value of $716.8 million and $764.0 million, respectively.

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

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, providing an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At September 30, 2007, the Bank had no outstanding receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of September 30, 2007, the Bank had no outstanding TBA hedges.

Swapped Consolidated-Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term CO DNs. Total debt used in conjunction with interest-rate-exchange agreements was $21.9 billion, or 58.4 percent of the Bank’s total outstanding CO bonds at September 30, 2007, down from $22.6 billion, or 58.4 percent of outstanding CO bonds, at December 31, 2006. Because the interest-rate swaps and hedge CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s value-at-risk calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is held at fair value. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2007, and December 31, 2006. The categories “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The category “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program.

Hedged Item and Hedge-Accounting Treatment

As of September 30, 2007

(dollars in thousands)

			SFAS 133
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$11,122,110	$(102,057)
	Swaps	Overall fair value	Economic	29,000	(304)
	Caps and floors	Overall fair value	Economic	424,800	1,431

Total associated with advances				11,575,910	(100,930)

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	844,881	(81,876)

Trading securities	Swaps	Overall fair value	Economic	161,500	(674)
	Caps	Overall fair value	Economic	85,000	—

Total associated with trading securities				246,500	(674)

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	18,536,530	(61,824)

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,700

Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				31,243,821	(241,604)

Mortgage delivery commitments (1)				9,828	(11)

Total derivatives				$31,253,649	(241,615)

Accrued interest					331,087

Net derivatives					$89,472

Derivative asset					$180,553
Derivative liability					(91,081)

Net derivatives					$89,472

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

The table below presents the historical simulation VaR estimate as of September 30, 2007, and December 31, 2006, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2007		December 31, 2006
Confidence Level	% of MVE (1)	$ (million)	% of MVE (1)	$ (million)

50%	-0.25%	$(8.03)	-0.16%	$(4.16)
75%	1.21	39.22	0.95	24.39
95%	2.98	96.57	2.79	71.86
99%	4.56	147.79	4.63	119.38

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $28.4 million to $147.8 million as of September 30, 2007, from $119.4 million as of December 31, 2006. The primary driver behind the rise in VaR from December 31, 2006, has been basis risk. Basis risk reflects the impact on valuation when yield curves representing different markets do not move in tandem. For example, as the Bank issues debt as part of the FHLBank System and hedges this debt with interest-rate swaps that are priced in a different market, unequal movements between yield curves produce changes in valuation beyond those explained by parallel shifts across all curves. At various times the Bank has found the issuance of CO bonds swapped to short-term LIBOR to be more advantageous in terms of all-in funding costs than issuing through CO DNs. While this approach has improved the Bank’s funding costs, it has increased the Bank’s VaR as certain historical scenarios experienced pronounced shifts between LIBOR and FHLBank CO yields.

Income Simulation. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for September 30, 2007, showed that in the worst-case scenario, the Bank’s return on equity would fall to five- basis points above the average yield on three-month LIBOR under a steeper yield curve scenario wherein short-term interest rates instantaneously decreased by 75 basis points while longer-term interest rates increased by a like amount.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s Risk-Management Policy has established a metric and policy limit within which the Bank is expected to operate. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets subject to leverage, line, and collateral constraints. The Risk Management Policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for the four-week forecast and 50 percent of the excess of uses over sources is covered by available liquidity over the eight- and 12-week forecasts. In addition to these minimum requirements, management measures structural liquidity over a four-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of September 30, 2007.

Structural Liquidity

As of September 30, 2007

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$4,425,420	$9,558,230	$5,208,226
Less: Contractual uses of funds	(2,921,911)	(10,124,216)	(6,173,533)
Equals: Net cash flow	1,503,509	(565,986)	(965,307)

Less: Cumulative contingent obligations	(15,559,701)	(21,906,424)	(27,484,784)
Equals: Net structural liquidity	(14,056,192)	(22,472,410)	(28,450,091)

Available borrowing capacity	$19,770,409	$29,181,971	$34,772,124

Ratio of available borrowing capacity to net structural liquidity need	1.41	1.30	1.22
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of September 30, 2007, and December 31, 2006, the Bank held a surplus of $10.4 billion and $7.7 billion, respectively, of liquidity (exclusive of access to CO debt issuance) within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of September 30, 2007, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulation 12 CFR §917 was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$9,468,655
Less: contractual uses of funds	(10,876,342)
Equals: net cash flow	(1,407,687)

Contingency borrowing capacity (exclusive of CO debt)	11,828,799

Net contingency borrowing capacity	$10,421,112

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

Internal Control Over Financial Reporting

During the third quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Declines in the value of subprime or nontraditional residential mortgage loans that serve as collateral may negatively impact the Bank’s business operations, financial condition, and future results of operations.

The Bank accepts collateral from members to secure advances that include some amounts of subprime and nontraditional residential mortgage loans, as well as MBS that may be backed by subprime and nontraditional residential mortgage loans. The Bank also invests in MBS backed by some amounts of subprime and nontraditional mortgage loans. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime and nontraditional sectors. In addition, residential property values in many states have declined or remained stable after extended periods during which those values had appreciated. As recent market conditions have continued to exhibit ongoing deterioration in the mortgage market, if delinquency and loss rates on subprime and nontraditional mortgages continue to increase, or there is a rapid decline in residential real estate values, the Bank could be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance. Additionally, reduced collateral values could result in lower yields, lower fair values or losses on MBS investments.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

10	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Boston

Date:	November 9, 2007	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2007	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)