Form 10-K
period 2007-12-31
Federal Home Loan Bank of Boston
filed 2008-03-20
CIK 1331463

Use these links to rapidly review the document
Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. Employer Identification Number)
111 Huntington Avenue Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)
(617) 292-9600 (Registrant's telephone number, including area code)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☒

         Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 29, 2007 the aggregate par value of the stock held by members of the registrant was $2,431,943,800. As of February 29, 2008, we had 33,133,530 outstanding shares of common stock.

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

        Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to "the Bank," "we," "us," "our" or similar references mean the Federal Home Loan Bank of Boston.

        The Bank combines private capital and public sponsorship that enables its member financial institutions to assure the flow of credit and other services for housing and community development. The Bank serves the public through member financial institutions by providing members with a readily available, low-cost source of funds, thereby enhancing the availability of residential-mortgage and community-investment credit. In addition, the Bank provides members a means of liquidity through a mortgage-purchase program. Under this program, members are offered the opportunity to originate mortgage loans for sale to the Bank. The Bank's primary source of income is derived from the spread between interest-earning assets and interest-bearing liabilities. The Bank borrows funds at favorable rates due to its GSE status.

        The Bank's members and customers are comprised of eligible financial institutions located throughout the New England region. The region is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Eligible financial institutions include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, and insurance companies that are active in housing finance. The Bank is also authorized to lend to certain nonmember institutions (called housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold the Bank's capital stock for advances and other activities transacted with the Bank. The par value of the Bank's capital stock is $100 and is not publicly traded on any stock exchange. In addition, the U.S. government guarantees neither the member's investment in nor any dividend on the Bank's stock. The Bank is capitalized by the capital stock purchased by its members and by retained earnings. Members may receive dividends, which are determined by the Bank's board of directors, and may redeem their capital stock at par value after satisfying certain requirements discussed further in the Capital section in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Bank's regulator is the Federal Housing Finance Board (Finance Board), an independent federal agency charged with the regulation and supervision of the FHLBanks and the Office of Finance. The Finance Board's principal purpose is to ensure that the Bank operates in a safe and sound manner. In addition, the Finance Board's other duties are to ensure that the Bank carries out its housing-finance mission, remains adequately capitalized, and has the ability to raise funds in the capital markets.

        The Office of Finance was established by the Finance Board to facilitate the issuing and servicing of consolidated obligations (COs) of the FHLBanks. These COs are issued on a joint basis. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The Office of Finance manages the Resolution Funding Corporation (REFCorp) and Financing Corporation programs.

Available Information

        The Bank's web site (www.fhlbboston.com) provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (SEC), containing all reports electronically filed, or furnished, including the Bank's annual report on Form 10-K, the Bank's quarterly reports on Form 10-Q, and current reports on Form 8-K as well as any amendments. These reports are made available free of charge on the Bank's web site as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding the Bank's electronic filings located at (http://www.sec.gov). The web site addresses of the SEC and the Bank have been included as inactive textual references only. Information on those web sites is not part of this report.

Employees

        As of February 29, 2008, the Bank had 200 full-time and two part-time employees.

Membership

        The Bank's members are financial institutions with their principal places of business located in the six New England states. The following table summarizes the Bank's membership, by type of institution, as of December 31, 2007, 2006, and 2005.

Membership Summary
Number of Members by Institution Type

	December 31,
	2007	2006	2005
Commercial banks	77	86	89
Thrift institutions	225	234	238
Credit unions	142	134	130
Insurance companies	13	11	10

Total members	457	465	467

        As of December 31, 2007, 2006, and 2005, approximately 77.2 percent, 78.3 percent, and 77.9 percent, respectively, of the Bank's members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and nonmember borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. Nonmember borrowers are required to hold capital stock to support outstanding advances with the Bank until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with the Bank is terminated. In addition, nonmember borrowers are required to deliver all required collateral to the Bank or the Bank's safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances nor are they permitted to extend or renew the assumed advances.

        The Bank's membership currently includes the majority of FDIC-insured institutions and large credit unions in its district that are eligible to become members. The Bank does not currently anticipate that a substantial number of additional FDIC-insured institutions will become members. Most other eligible nonmembers, such as insurance companies and smaller credit unions, have thus far elected not to join the Bank.

        The Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit from the Bank, the value of the cost differential between Bank advances and other potential sources of funds, and the dividends paid on members' investment in the Bank's capital stock.

        Community Financial Institutions (CFIs) are defined by the Gramm-Leach-Bliley Act of 1999 (GLB Act) to include all Federal Deposit Insurance Corporation (FDIC)-insured institutions with average total assets over the three prior years equal to or less than $500 million, as adjusted annually for inflation since 1999. For 2008, CFIs are FDIC-insured institutions with average total assets equal to or less than $625 million over the prior three-year period. In 2007 and 2006, the average total asset ceiling for CFI designation was $599 million and $587 million, respectively. The GLB Act expanded the eligibility for membership of CFIs in the FHLBanks and authorized the FHLBanks to accept expanded types of collateral for advances to CFIs.

Business Segments

        The Bank has identified two main operating business segments: traditional business activities and mortgage-loan finance, which are further described below. The products and services provided reflect the manner in which financial information is evaluated by management. Refer to Note 17—Segment Information in the Notes to the Financial Statements for additional financial information related to the Bank's business segments.

Traditional Business Activities

        The Bank's traditional business segment includes products such as advances and investments and their related funding. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

        Advances.    The Bank serves as a source of liquidity and makes loans, called advances, to its members and eligible housing associates on the security of mortgages and other collateral that members pledge. The Bank had 353 members, three eligible housing associates, and four nonmember institutions with advances outstanding as of December 31, 2007.

        The Bank establishes a blanket lien on unencumbered member institution assets to secure outstanding advances. The Bank also reserves the right to require either specific listing of eligible collateral or specific delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for Bank advances includes: fully disbursed whole first mortgage loans on improved residential real estate; debt securities issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first mortgage loans on improved residential real estate; and cash on deposit at the Bank that is specifically pledged to the Bank as collateral. The Bank also accepts secured small-business, small agri-business, and small-farm loans from member CFIs. In certain circumstances, other real-estate-related collateral may be considered by the Bank. Such real-estate-related collateral must have a readily ascertainable value, and the Bank must be able to perfect a security interest in it. In accordance with regulations promulgated by the Finance Board, the Bank accepts home-equity loans, home-equity lines of credit, and first mortgage loans on commercial real estate as well as other real-estate-related collateral. The Bank applies a collateral discount to all eligible collateral, based on the Bank's analysis of the risk factors inherent in the collateral. The Bank reserves the right, in its sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. or any agency thereof. The Bank's collateral policy complies with all applicable regulatory requirements.

        All parties that pledge collateral to the Bank are required to execute a representations and warranties document with respect to any mortgage loans and mortgage-backed securities pledged as collateral to the Bank. This document requires the pledging party to certify to knowledge of the Bank's anti-predatory lending policies, and to their compliance with those policies. In the event that any loan in a collateral pool or mortgage-backed security that is pledged as collateral is (1) found not to comply in all material respects with applicable local, state, and federal laws, or (2) not accepted as qualified collateral as defined by the Bank, the pledging party must immediately remove said loan or mortgage-backed security and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold the Bank harmless for any and all claims of any kind relating to the loans and mortgage-backed securities pledged to the Bank as collateral.

        Advances support our members' short-term and long-term borrowing needs, including their liquidity and funding requirements as well as funding mortgage loans and other assets retained in their portfolios. Advances may also be used to provide funds to any member CFIs. Because members may originate loans that they are unwilling or unable to sell in the secondary mortgage market, the Bank's advances can serve as a funding source for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, the Bank's advances can provide interim funding.

        Insurance company members may borrow from the Bank pursuant to a structure that includes both the Bank's ordinary advance agreements and funding agreements. From the Bank's perspective, such advances under this structure are generally treated in the same manner as advances to other members. As of December 31, 2007, the Bank had approximately $725.0 million of advances outstanding to MetLife Insurance Company of Connecticut pursuant to such a structure.

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

        In addition to member institutions, the Bank is permitted under the Federal Home Loan Bank Act of 1932 (FHLBank Act) to make advances to nonmembers that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital-stock-purchase requirements; however, they are subject to the same underwriting standards as members, but may be more limited in the forms of collateral that they may pledge to secure advances.

        Additionally, the Bank's advances can provide funding to smaller members that lack diverse funding sources. Smaller members often do not have access to many of the funding alternatives available to larger financial entities. The Bank gives these smaller members access to competitively priced wholesale funding.

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

        The Bank's advances products can also help members in their asset-liability management. The Bank offers advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) as amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms are offered up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2007, the Bank held $2.4 billion in amortizing advances.

        Advances with original fixed maturities of greater than six months may be prepaid at any time, subject to a prepayment fee that makes the Bank economically indifferent to the member's decision to prepay the advance. Certain advances contain provisions that allow the member to receive a prepayment fee in the event that interest rates have increased. Advances with original maturities of six months or less may not be prepaid. Adjustable-rate advances are prepayable at rate-reset dates with a fee equal to the present value of a predetermined spread for the remaining life of the advance, or without a fee. The formulas for the calculation of prepayment fees for the Bank's advances products are included in the advance application for each product. The formulas are standard for each product and apply to all members.

        The Bank's advances program includes products with embedded caps and floors, amortizing advances, callable advances, and putable advances where the Bank holds the option to cancel without fee.

  •
  Putable advances are intermediate- and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates or with an adjustable rate to the first put date. Members may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2007, the Bank held $8.0 billion in putable advances.

  •
  LIBOR-indexed capped floating-rate advances adjust monthly or quarterly and are capped at a strike level chosen by the member. At December 31, 2007, the Bank held $363.3 million in outstanding capped floating-rate advances.

  •
  LIBOR-indexed collared floating-rate advances adjust monthly or quarterly and are capped and floored at strike levels chosen by the member. At December 31, 2007, the Bank had no outstanding collared floating-rate advances.

  •
  Callable advances are fixed-rate and term structures that include a provision whereby the member may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2007, the Bank held $30.0 million in callable advances.

  •
  Symmetrical prepayment-fee advances allow the member to receive a fee when prepaying an advance in a rising interest-rate environment. At December 31, 2007, the Bank held $102.0 million in outstanding symmetrical prepayment-fee advances.

  •
  Slider advances are floating-rate advances with a defined strike rate, below which the advance's rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2007, the Bank held $15.5 million in outstanding Slider advances.

        Advances that have embedded options and advances with coupon structures containing derivatives are usually hedged in order to offset the embedded derivative feature. See the Interest-Rate-Exchange Agreements discussion below for additional information.

        Because advances are a wholesale funding source for the Bank's members that must be competitively priced relative to other potential sources of wholesale funds to the Bank's members, and because they are fully secured and possess very little credit risk, advances are priced at profit margins that are much smaller than those realized by most banking institutions. By regulation, the Bank may not price advances at rates that are less than the Bank's cost of funds for the same maturity, inclusive of the cost of hedging any embedded call or put options in the advance.

        Investments.    The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To better meet potential member credit needs at times when access to the CO debt market is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance), the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, securities purchased under agreements to resell (secured by securities that have the highest rating from a nationally recognized statistical-rating organization (NRSRO)), and commercial paper. The Bank endeavors to enhance interest income and further support its contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, MBS, and asset-backed securities (ABS) that are issued either by government-sponsored mortgage agencies or by other private-sector entities provided that they carry the highest ratings from an NRSRO as of the date of purchase. Most of the securities can be used as collateral under repurchase-agreement borrowings. The Bank's ABS holdings are limited to securities backed by loans secured by real estate. The Bank also purchases bonds issued by housing-finance agencies that have at least the second-highest generic rating from an NRSRO. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets.

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

  •
  non-U.S. dollar-denominated securities; and

  •
  whole mortgages or other whole loans, or other interests in mortgages or loans, other than 1) those acquired under the Bank's mortgage-purchase program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal-government units or agencies, having at least the second-highest credit rating from an NRSRO; 4) MBS or ABS backed by manufactured-housing loans or home-equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLBank Act.

        The Finance Board's requirements limit the Bank's investment in MBS and ABS to 300 percent of the Bank's previous monthend capital on the day it purchases the securities. In addition, the Bank is prohibited from purchasing:

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

        Other Banking Activities.    The Bank offers standby letters of credit (LOC), which are financial instruments issued by the Bank at the request of a member, promising payment to a third party (beneficiary) on behalf of a member. The Bank agrees to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, the Bank assists the member in facilitating its transaction with the beneficiary and receives a fee in return. The Bank evaluates a member for eligibility, collateral requirements, limits on maturity, and other credit standards required by the Bank before entering into any LOC transactions. Members must fully collateralize LOC to the same extent that they are required to collateralize advances. The Bank may also issue LOC on behalf of housing associates such as state and local housing agencies upon approval by the Bank. For the years ended December 31, 2007 and 2006, the fee income earned in connection with the issuance of LOC totaled $2.3 million and $1.0 million, respectively. During those two years, the Bank did not make any payment to any beneficiary to satisfy its obligation for the guarantee.

        The Bank enters into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years. For the years ended December 31, 2007 and 2006, the fee income earned in connection with standby bond-purchase agreements totaled $536,000 and $560,000, respectively.

        The Bank provides correspondent services, such as the purchase, sale, and safekeeping of securities on behalf of and solely at the direction of its members.

Mortgage-Loan Finance

Introduction

        The Bank invests in mortgage loans through the Mortgage Partnership Finance (MPF®) program, which is a secondary mortgage market structure under which we purchase eligible mortgage loans from participating financial institution members (PFIs) (collectively, MPF loans). MPF loans are conforming conventional and government mortgage loans that are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the

Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) fixed-rate mortgage loans secured by one- to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans. MPF loans that are government loans are called MPF government loans.

        We currently offer four MPF loan products from which PFIs may choose. These products (Original MPF, MPF 125, MPF Plus, and MPF Government) are closed-loan products in which we purchase loans that have been acquired or have already been closed by the PFI with its own funds. The PFI performs all the traditional retail loan origination functions under these MPF products.

        The FHLBank of Chicago developed the MPF program in order to help fulfill the housing mission of the FHLBanks, to diversify assets beyond the traditional member finance segment, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. Finance Board regulations define the acquisition of acquired member assets (AMA regulation) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation requirements, purchases are structured so that the credit risk associated with MPF loans is shared with PFIs. The MPF program is designed to allocate the risks of MPF loans among the MPF Banks and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest-rate risk, prepayment risk, and liquidity risk associated with owning MPF loans.

        For conventional MPF loan products, PFIs assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement (CE amount) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI's CE amount covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account (FLA). PFIs are paid a credit enhancement fee (CE fee) for managing credit risk and in some instances all or a portion of the CE fee may be performance based. See the MPF Credit Enhancement Structure section for a detailed discussion of the credit enhancement and risk sharing arrangements for the MPF program.

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

        The MPF Provider publishes and maintains the MPF Origination Guide and MPF Servicing Guide (together, MPF guides), which detail the requirements PFIs must follow in originating or selling and servicing MPF loans. They maintain the infrastructure through which MPF Banks may purchase MPF loans through their PFIs. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

®
"Mortgage Partnership Finance," "MPF," and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

PFI Eligibility

        Members and eligible housing associates may apply to become a PFI of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (PFI Agreement) that provides the terms and conditions for the sale of MPF loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF loans. All of the PFI's obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the PFI's obligations.

Mortgage Standards

        Mortgage loans delivered under the MPF program must meet the underwriting and eligibility requirements in the MPF guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF guides. PFIs may utilize an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

  •
  Mortgage characteristics.  MPF loans must be qualifying five-year to 30-year conforming conventional or government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one- to -four unit single-family residential properties, and single unit second homes. Conforming loan size, which is established annually as required by Finance Board regulations, may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight (OFHEO) each year. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower). Loans secured by manufactured homes are subject to additional restrictions as set forth in the MPF Underwriting Guides.

  •
  Loan-to-Value Ratio and Primary Mortgage Insurance.  The maximum loan-to-value ratio (LTV) for conventional MPF loans must not exceed 95 percent, while FHLBank AHP mortgage loans may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value with the total amount of all mortgages outstanding against a property). Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance (MI), called primary MI, from an MI company rated at least double-A or Aa and acceptable to Standard & Poor's Ratings Services (S&P).

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

        PFI's are required to comply with the MPF program policies contained in the MPF guides which include anti-predatory lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation, and custodian requirements, as well as detailing the PFI's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

MPF Loan Delivery Process

        In order to deliver mortgage loans under the MPF program, the PFI and MPF Bank will enter into a best efforts master commitment (master commitment), which provides the general terms under which the PFI will deliver mortgage loans to an MPF Bank, including a maximum loan delivery amount, maximum CE amount, and expiration date. PFIs may then request to enter into one or more mandatory purchase commitments (each, a delivery commitment), which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans. Each MPF loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected by the MPF Provider. Each MPF loan under a delivery commitment is linked to a master commitment so that the cumulative credit enhancement level can be determined for each master commitment.

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

        In connection with each sale to an MPF Bank, the PFI makes customary representations and warranties in the PFI agreement and under the MPF guides. These include eligibility and conformance of the MPF loans with the requirements in the MPF guides, compliance with predatory lending laws, and the integrity of the data transmitted to the MPF Provider. In addition, the MPF guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements. Once an MPF loan is purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package meets MPF program requirements.

        The MPF Provider conducts an initial quality assurance review of a selected sample of MPF loans from each PFI's initial MPF loan delivery. They perform periodic reviews of a sample of MPF loans to determine whether the reviewed MPF loans complied with the MPF program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI's ability to deliver new MPF loans if the concern is not adequately addressed.

        Reasons for which a PFI could be required to repurchase an MPF loan may include but are not limited to MPF loan ineligibility, breach of representation or warranty under the PFI agreement or the

MPF guides, failure to deliver the required MPF loan document package to an approved custodian, servicing breach, or fraud.

        The Bank does not currently conduct any quality assurance reviews of MPF government loans. However, we do allow PFIs to repurchase delinquent MPF government loans so that they may comply with loss-mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price is equal to the current scheduled principal balance and accrued interest on the MPF government loan. In addition, just as for conventional MPF loans, if a PFI fails to comply with the requirements of the PFI agreement, MPF guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the MPF government loans which are impacted by such failure.

MPF Products

        A variety of MPF loan products have been developed to meet the differing needs of PFIs. We currently offer four MPF products that PFIs may choose from: Original MPF, MPF 125, MPF Plus, and MPF Government. The products have different credit risk sharing characteristics based upon the different levels for the FLA and CE amount and the types of CE fees (performance-based or fixed amount). The table below provides a comparison of the MPF products.

MPF Product Comparison Chart

Product Name	Bank's First-Loss Account Size	PFI Credit- Enhancement Size Description	Credit- Enhancement Fee Paid to the Member	Credit- Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	4 to 7 basis points/added each year	Equivalent to double-A rating.	7 to 10 basis points/year paid monthly	No	25 basis points/year
Original MPF for FHA/VA	N/A	N/A Unreimbursed servicing expenses.	Not Applicable	N/A	44 basis points/year plus 2 basis points/year(2)
MPF 125	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A rating.	7-10 basis points/year paid monthly; performance based	Yes	25 basis points/year
MPF Plus	35 basis points fixed	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A rating.	7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year) all fees paid monthly	Yes	25 basis points/year

(1)
Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.

(2)
For master commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02% (2 basis points) per annum based on the month end outstanding aggregate principal balance of the master commitment which is in addition to the customary 0.44% (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 2, 2007, and that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF government loans.

MPF Loan Participations

        The Bank previously sold participation interests to other MPF Banks at the time MPF loans were acquired, although it is the Bank's intent to hold all MPF loans for investment. The participation percentages in MPF loans varied by each master commitment, by agreement of the MPF Bank selling the participation interests (the Owner Bank), and the MPF Provider. To date, we had only sold participation interests to the MPF Provider. Currently, the MPF Provider has ceased purchasing participation interests from us.

        We are responsible for evaluating, monitoring, and certifying to any participant MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter. We are responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI's CE amount. We are also responsible for enforcing the PFI's obligations under its PFI agreement.

        Participation percentages for MPF loans range from 100 percent to be retained by the Owner Bank to 100 percent participated to another MPF Bank. The participation percentages do not change during the period that a master commitment is open unless the MPF Banks contractually agree to change their respective shares or the Owner Bank exercises the right to require us to acquire a 100 percent participation for delivery commitments for a particular day. If the specified participation percentage in a master commitment never changes, then the percentage for risk-sharing of losses remained unchanged throughout the life of the master commitment.

        The risk-sharing and rights of the Owner Bank and participating MPF Bank(s) were as follows:

  •
  each payed its respective pro rata share of each MPF loan acquired under a delivery commitment and related master commitment based upon the participation percentage in effect at the time;

  •
  each receives its respective pro rata share of principal and interest payments and was responsible for credit enhancement fees based upon its participation percentage for each MPF loan under the related delivery commitment;

  •
  each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the master commitment based upon the overall risk-sharing percentage for the master commitment; and

  •
  each may economically hedged its share of the delivery commitments as they are issued during the open period.

        The FLA and CE amount apply to all the MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank's specified participation percentage was 25 percent under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank risk-sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changed its initial percentage in the master commitment, the risk-sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.

MPF Servicing

        The PFI or its servicing affiliate generally retains the right and responsibility for servicing MPF loans it delivers. The PFI is responsible for collecting the borrower's monthly payments and otherwise managing the relationship with the borrower with respect to the MPF loan and the mortgaged property. Based on monthly reports the PFI is required to provide the master servicer, appropriate withdrawals are made from the PFI's deposit account with the applicable MPF Bank. In some cases, the PFI has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay, provided that the collateral securing the MPF loan is sufficient to reimburse the PFI for advanced amounts. The PFI recovers the advanced amounts either from future collections or upon the liquidation of the collateral securing the MPF loans.

        If an MPF loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF guides permit certain types of forbearance plans. Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI's default management activities for that MPF loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI's failure to perform in accordance with the MPF guides. If there is a loss on a conventional MPF loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate-owned property to the MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interest in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

        The MPF Provider monitors the PFI's compliance with MPF program requirements throughout the servicing process and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI. Major lapses in servicing could result in a PFI's servicing rights being terminated for cause and the servicing of the particular MPF loans being transferred to a new, qualified servicing PFI.

        Although PFIs or their servicing affiliates generally service the MPF loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another PFI which is permitted with the consent of the MPF Banks involved. One PFI has been designated to acquire servicing under the MPF program's concurrent sale of servicing option. In addition, several PFIs have acquired servicing rights on a concurrent servicing-released basis or bulk transfer basis without the direct support from the MPF program.

MPF Credit Enhancement Structure

Overview

        The MPF Bank and PFI share the risk of credit losses on MPF loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF product selected by the PFI and is referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance-based CE fees, the MPF Bank may withhold CE fees to recover losses at the FLA level, essentially transferring a portion of the first layer risk of credit loss to the PFI.

        The portion of credit losses that a PFI is potentially obligated to incur is referred to as its CE amount. The PFI's CE amount represents a direct liability to pay credit losses incurred with respect to a master commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage guaranty insurance (SMI) policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE amount. SMI does not cover special hazard losses, which are the direct liability of the PFI or the MPF Bank. The final CE amount is determined once the master commitment is closed (that is, when the maximum amount of MPF loans are delivered or the expiration date has occurred). For a description of how the PFI's CE amount is determined, see Mortgage-Loan Finance—Setting Credit Enhancement Levels below.

        The PFI receives a CE fee in exchange for providing the CE amount which may be used to pay for SMI. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans under the master commitment. The CE fee and CE amount may vary depending on the MPF product selected. CE fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF loan interest income when paid by us. We also pay performance CE fees which are based on actual performance of the pool of MPF loans in each master commitment. For the Original MPF product, the CE fee is a fixed payment to the PFI. For the MPF 125 product, the CE fee is performance-based and losses to the MPF Bank can be reimbursed by the MPF Bank withholding the performance-based CE fee. Under the MPF Plus product, we also pay performance-based and fixed CE fees. Losses experienced by the MPF Bank in this product can be reimbursed by the MPF Bank withholding the performance-based CE fee. The fixed fee can be used to pay the SMI premium. To the extent that losses in the current month exceed performance CE fees accrued, the remaining losses may be recovered from withholding future performance CE fees payable to the PFI.

Loss Allocation

        Credit losses on conventional MPF loans not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and PFI as follows:

  •
  First, to the MPF Bank, up to an agreed-upon amount, called an FLA.

  Original MPF.    The FLA starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.04 percent to 0.07 percent (four to seven basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment. The FLA is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the FLA and be charged in part to the PFI's CE amount.

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

  •
  Second, to the PFI under its credit enhancement obligation, losses for each master commitment in excess of the FLA, if any, up to the CE amount. The CE amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE amount calculation see Mortgage-Loan Finance—Setting Credit Enhancement Levels below.

  •
  Third, any remaining unallocated losses are absorbed by the MPF Bank.

        With respect to participation interests, MPF loan losses allocable to the MPF Bank are allocated among the participating MPF Banks pro rata based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see Mortgage-Loan Finance—MPF Loan Participations.

Setting Credit Enhancement Levels

        Finance Board regulations require that MPF loans be sufficiently credit enhanced so that our risk of loss is limited to the losses of an investor in an double-A-rated MBS, unless we maintain retained earnings in addition to a general allowance for losses. The MPF Provider analyzes the risk characteristics of each MPF loan (as provided by the PFI) using S&P's LEVELS® model in order to determine the required CE amount for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology). The PFI's CE amount (including the SMI policy for MPF Plus) is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a double-A-rated MBS and our initial FLA exposure (which is zero for the Original MPF product). We determine our FLA exposure by taking the initial FLA and reducing it by the estimated value of any performance-based CE fees that would be payable to the PFI.

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

        For MPF 125, the PFI is paid a monthly CE fee between 0.07 percent and 0.10 percent (seven and 10 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The PFI's monthly CE fee is performance-based in that it is reduced by losses charged to the FLA. For MPF 125, the CE fee is performance-based for the entire life of the master commitment.

        For MPF Plus, the performance-based portion of the CE fee is typically 0.06 percent (six basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF loans in the master commitment. The performance-based CE fee is reduced by losses charged to the FLA and is paid one year after accrued, based on monthly outstanding balances. The fixed portion of the CE fee is typically 0.07 percent (seven basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The lower performance CE fee is for master commitments without a direct PFI CE amount.

®
"Standard & Poor's LEVELS" and "LEVELS" are registered trademarks of Standard & Poor's, a division of the McGraw-Hill Companies, Inc.

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

        The table below summarizes the average PFI CE fee of all master commitments:

Average PFI CE Fee as a Percent of Master Commitments

	December 31,
Loan Type
	2007	2006
Original MPF	0.10%	0.10%
MPF 125	0.10	0.10
MPF Plus	0.13	0.13
Original MPF for FHA/VA	0.02	0.02

Credit Risk Exposure on MPF Loans

        Our credit risk on MPF loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF loan, offset by the PFI's credit enhancement protection. Under the MPF program, the PFI's credit enhancement protection (CEP amount) may take the form of a contingent performance-based CE fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment and the CE amount (which represents a direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment). Under the AMA regulation, any portion of the CE amount that is a PFI's direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI agreement provides that the PFI's obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that we may request additional collateral to secure the PFI's obligations.

        We also face credit risk of loss on MPF loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance-based CE fees, or from an SMI insurer, as applicable. See the mortgage loan section in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Mortgage Loans.

        The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks' percentage interest in the master commitment. Accordingly, the credit risk assumed by the Bank is driven by its percentage interest in each master commitment. See Mortgage-Loan Finance—MPF Loan Participations.

Deposits

        The Bank offers demand- and overnight-deposit programs to its members and housing associates. Short-term deposit programs are also offered to members. The Bank cannot predict the timing and amount of deposits that it receives from members and therefore does not rely on deposits as a funding source for advances and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that the Bank can liquidate deposits on request.

        The Bank must maintain compliance with statutory liquidity requirements that require the Bank to hold cash, obligations of the U.S., and advances with a maturity of less than five years in an amount not less than the amount of deposits of members. The following table provides the Bank's liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2007	2006
Liquid assets
Cash and due from banks	$6,823	$8,197
Interest-bearing deposits in banks	5,330,050	940,050
Advances maturing within five years	50,433,452	34,118,614

Total liquid assets	55,770,325	35,066,861
Total deposits	774,041	1,124,009

Excess liquid assets	$56,544,366	$33,942,852

        Refer to the Liquidity Risk section in Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further information regarding the Bank's liquidity requirements.

Consolidated Obligations

        The Bank funds its assets primarily through the sale of debt securities, known as COs. The Bank's ability to access the money and capital markets—across a wide maturity spectrum, in a variety of debt structures through the sale of COs—has historically allowed the Bank to manage its balance sheet effectively and efficiently. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

        COs, consisting of bonds and discount notes (DNs), represent the primary source of debt used by the Bank to fund advances, mortgage loans, and investments. All COs are issued on behalf of a FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service (Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the predicted likelihood of timely payment of principal and interest on the COs. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with excellent capital-market access. However, the enactment of certain legislative and regulatory proposals could adversely affect the Bank's access to the capital markets. See the Capital section in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

        CO Bonds.    CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including LIBOR, Constant Maturity Treasury (CMT), and others. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which the Bank can redeem bonds prior to maturity, specified interest-rate-related trigger events under which the bonds would be automatically redeemed prior to maturity, and coupon caps or floors for floating-rate coupon debt.

        CO bonds are traditionally issued to raise intermediate and long-term funds for the Bank. The FHLBanks are among the world's most active issuers of debt, issuing on a daily basis. The Bank frequently participates in these issuances, sometimes engaging in several issuances in a single day. The Bank places orders through the Office of Finance or responds to inquiries by authorized underwriters.

In most cases, the Office of Finance is able to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested amount. In some cases, proceeds from partially fulfilled offerings must be allocated in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank.

        Discount Notes.    CO DNs are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to 365 days (or 366 in a leap year). The Bank generally participates in CO DN issuance on a daily basis as a means of funding short-term assets and managing its short-term funding gaps. Each FHLBank submits commitments to issue CO DNs in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits that the Bank has specified in its commitment, above which the Bank will not accept funding. CO DNs are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors. The selling group dealers receive no selling concession if the bonds are sold at auction. Otherwise, the Bank pays them a selling concession.

        Finance Board regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank's participation in the total COs outstanding:

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

        The following table illustrates the Bank's compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2007	2006
Non-pledged asset totals
Cash and due from banks	$6,823	$8,197
Advances	55,679,740	37,342,125
Investments(1)	17,862,559	15,242,161
Mortgage loans, net	4,091,314	4,502,182
Accrued interest receivable	457,407	213,934
Less: pledged assets	(88,844)	(54,151)

Total non-pledged assets	$78,008,999	$57,254,448

Total consolidated obligations	$73,410,156	$53,241,957

Ratio of non-pledged assets to consolidated obligations	1.06	1.08

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

        To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Board determines that an FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding, or on any other basis the Finance Board may determine.

        The Finance Board has never required the Bank to repay obligations in excess of our participation nor have they allocated to the Bank any outstanding liability of any other FHLBank's COs.

Capital Resources

        Capital Plan.    The Bank's Class B stock may be issued, redeemed, and repurchased by the Bank only at its par value of $100 per share. Capital stock outstanding is redeemable by a withdrawing member on five years' notice. Members that withdraw from membership may not reapply for membership in any FHLBank for five years. At the Bank's discretion, members may redeem at par value any capital stock greater than their minimum investment requirement or sell it to other Bank members at par value. The Bank's Class B stock is exempt from registration under the Securities Act of 1933. The Bank's capital plan is provided as Exhibit 4.

        Activity-Based Stock-Investment Requirement (ABSIR).    Members must hold Class B stock based on outstanding activity with the Bank. The ABSIR for advances is as follows:

For advances with a term of:	The ABSIR is the following portion of outstanding balances
Overnight (one business day)	3.0%
More than one business day through three months	4.0
Greater than three months	4.5

        For standby letters of credit, the ABSIR is 4.5 percent of the credit equivalent amount of the standby letter of credit as defined in Finance Board regulations (currently 50 percent of the face amount of the standby letter of credit). For outstanding member-intemediated derivatives, the ABSIR is 4.5 percent of the sum of 1) the current credit exposure of the derivative, and 2) the potential future exposure as defined in Finance Board regulations.

        Membership Stock Investment Requirement (MSIR).    In addition to the ABSIR, members must hold the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25 million.

        Total Stock Investment Requirement (TSIR).    The sum of the ABSIR and the MSIR is the TSIR. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2007, members and nonmembers with capital stock outstanding held excess capital stock totaling $233.8 million, representing approximately 7.3 percent of total capital stock outstanding.

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

        The Bank has implemented an Excess Stock Repurchase Program (ESRP) that is intended to enhance the Bank's ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. Under the ESRP, on a monthly basis, management determines available capital required to support incremental business activity and determine the desired amount of stock, if any, to repurchase from members. Under the ESRP, the Bank may unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their minimum TSIR amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset fluctuations. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. Under the program the Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member's capital-stock balance being less than the member's TSIR amount plus $200,000. Without regard to the ESRP, members who hold shares in excess of their TSIR may submit written requests for the Bank to repurchase excess stock at any time. The Bank, at its sole discretion, can approve these requests, in whole or in part, based on an assessment of the Bank's business interests and its current and projected capital position. For the year ended December 31, 2007, the Bank repurchased excess capital stock totaling $77.8 million under the ESRP. During 2007, the Bank also repurchased $195.2 million in response to members' requests.

        The Bank's board of directors has a right and an obligation to call for additional capital-stock purchases by the Bank's members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than double-A from an NRSRO.

        Mandatorily Redeemable Capital Stock.    In compliance with Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassifies stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2007, the Bank had $31.8 million in capital stock subject to mandatory redemption from six former members. This amount has been classified as a liability for mandatorily redeemable capital stock in the statement of condition in accordance with SFAS 150. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, in its sole discretion, repurchase the excess activity-based stock as described above.

        Dividends.    The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. Refer to Item 5—Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank's board of directors may declare and pay dividends in either cash or capital stock.

        Retained Earnings.    The Bank's methodology for determining retained earnings adequacy incorporates the Bank's value-at-risk (VaR) market-risk measurement which captures 99 percent of potential changes in the Bank's market value of equity due to potential parallel and nonparallel shifts in yield curves applicable to the Banks' assets, liabilities, and off-balance-sheet transactions. The methodology also incorporates potential adverse ratings migrations for the Bank's assets, including potential ratings downgrades and potential defaults. Based on the methodology the Bank calculated a targeted retained earnings level of $171.0 million for December 31, 2007. At December 31, 2007, the balance of retained earnings was $225.9 million.

        In December 2007, the Bank's board of directors adopted a new targeted retained earnings level for December 31, 2008, equal to the greater of $213.0 million or the most recently calculated amount from the Bank's retained earnings model, which incorporates current risk factors including market risk, credit risk, operational risk, and projected market conditions and balance sheet changes for December 31, 2008.

        The Bank's retained earnings target could be revised in response to potential Finance Board mandates or due to potential changes in the Bank's risk profile. See Item 1A—Risk Factors.

Interest-Rate-Exchange Agreements

        Finance Board regulations establish guidelines for interest-rate-exchange agreements. The Bank can use interest-rate swaps, swaptions, interest-rate-cap and floor agreements, calls, puts, futures, and forward contracts as part of its interest-rate-risk management and funding strategies. Finance Board regulations require the documentation of nonspeculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

        In general, the Bank uses interest-rate-exchange agreements in three ways: 1) by designating them as a fair-value or cash-flow hedge of an underlying financial instrument, firm commitments, or a forecasted transaction, 2) economic hedges in asset-liability management that are undesignated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), or, 3) by acting as an intermediary between members and the capital markets. For example, the Bank uses interest-rate-exchange agreements in its overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets, including advances, investments, and mortgage loans, and/or to adjust the interest-rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate-exchange agreements to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.

        The Bank may enter into interest-rate-exchange agreements concurrently with the issuance of COs to reduce funding costs. This allows the Bank to create synthetic floating-rate debt at a cost that is lower than the cost of a floating-rate cash instrument issued directly by the Bank. This strategy of issuing bonds while simultaneously entering into interest-rate-exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members. The attractiveness of the debt depends on price relationships in both the bond market and interest-rate-exchange markets. When conditions in these markets change, the Bank may alter the types or terms of COs issued.

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

        Advances that have embedded options allowing the Bank to accelerate repayment on or after certain dates (for example, putable advances) and advances with coupon structures containing derivatives (for example, a floating-rate advance with an embedded cap) are usually hedged in a manner that offsets the embedded derivative feature and creates a synthetic floating-rate advance. For example, a putable advance is hedged with an interest-rate swap that pays a fixed rate and receives a variable LIBOR rate, and can be terminated by the swap counterparty on the same dates that the Bank can accelerate repayment of the hedged advance. The Bank can hedge a LIBOR floating-rate advance with an embedded cap by purchasing an interest-rate cap that accrues interest when LIBOR exceeds the cap strike rate (inclusive of any coupon-spread adjustment to LIBOR) embedded in the advance. The hedge is structured so that the Bank maintains a net neutral derivative position, meaning that the effects of the embedded derivative of the hedged item are offset by the hedging derivative. Derivative instruments discussed above affect both net interest income and other income (loss). In most cases, the Bank opts to hedge these advances, but may choose not to hedge in cases when the advance's embedded optionality creates an offset to risks elsewhere in the Bank's balance sheet. In this case, the Bank would likely not hedge these advances.

        For fixed-rate bullet advances that receive only interest payments until maturity and that do not contain an option for the member to accelerate repayment without a make-whole prepayment fee, the Bank may decide to enter into an interest-rate swap that effectively converts the fixed rate to a floating rate. The Bank funds these synthetic floating-rate advances with synthetic floating-rate debt or DNs. In deciding whether to swap fixed-rate bullet advances, the Bank analyzes the disparity between the cost of funds/swap-curve spread and the three-month DN/LIBOR spread. In the case where this disparity is large, the Bank would likely swap the advance and pass the savings in the form of lower advance rates to our members.

Competition

        Advances.    Demand for the Bank's advances is affected by, among other things, the cost of other available sources of liquidity for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, and, in certain circumstances, other FHLBanks.

Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may also have access to federal funds, negotiable certificates of deposit, bankers' acceptances, and medium-term notes, and may also have independent access to the national and global credit markets and the Federal Reserve Discount Window. Additionally, large commercial banks that have memberships in the FHLBanks have begun to issue covered bonds in the European bond market, a funding strategy that may be adopted by other members of FHLBanks. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral.

        Mortgage Loans Held for Portfolio.    The activities of the Bank's MPF portfolio are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured loans. The Bank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for mortgages comes from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac, as well as from other investors. These investors may seek to hold conventional, conforming fixed-rate mortgage loans. The volume of conventional, conforming fixed-rate mortgages has declined with the rise of competitive products, such as hybrid adjustable-rate mortgages, that the Bank does not purchase. This trend could continue and member demand for MPF products could diminish.

        Debt Issuance and Interest-Rate Exchange Agreements.    The Bank competes with corporate, sovereign, and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. These factors may adversely impact the Bank's ability to effectively complete transactions in the swap market. Because the Bank uses interest-rate-exchange agreements to modify the terms of many of its CO bond issues, conditions in the swap market may affect the Bank's cost of funds.

        In addition, the sale of callable debt and the simultaneous execution of callable interest-rate-exchange agreements that mirror the debt have been important sources of competitive funding for the Bank. As such, the availability of markets for callable debt and interest-rate-exchange agreements may be an important determinant of the Bank's relative cost of funds. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for interest-rate-exchange agreements. There can be no assurance that the current breadth and depth of these markets will be sustained.

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

        Because the FHLBanks contribute a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid have exceeded the required $75 million per quarter for the past several years. As specified in the Finance Board regulation that implemented Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate zero-coupon yields used in this calculation. Through December 31, 2007, the FHLBanks have satisfied the $300 million annual annuity requirements for all years between 2030 and 2014 and $24.2 million of the $75 million requirement for October 15, 2013. These defeased payments, or portions thereof, could be restored in the future if actual REFCorp payments of the 12 FHLBanks fall short of $75 million in any given quarter. Contributions to REFCorp will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBanks, the total cumulative amount to be paid by the Bank to REFCorp is not determinable.

        AHP Assessment.    Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before charges for AHP, and interest expense associated with mandatorily redeemable capital stock (regulatory net income). This definition of regulatory net income for purposes of calculating the AHP assessment has been determined by the Finance Board.

        In annual periods where the Bank's regulatory net income is zero or less, the AHP assessment for the Bank is zero. However, if the annual 10 percent contribution provided by each individual FHLBank is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings in the previous year. REFCorp determines allocation of this shortfall. There was no such shortfall in any of the preceding three years.

        The actual amount of the AHP contribution is dependent upon both the Bank's regulatory net income minus payments to REFCorp, and the income of the other FHLBanks; thus future contributions are not determinable.

        Through the AHP, the Bank is able to address some of the affordable-housing needs of the communities served by its members. The Bank partners with member financial institutions to work with housing organizations to apply for funds to support initiatives that serve very low- to moderate-income households. The Bank uses funds contributed to the AHP program to award grants and low interest-rate advances to its member financial institutions that make application for such funds for eligible, largely nonprofit, affordable housing development organizations in their respective communities. Such funds are awarded on the basis of an AHP Implementation Plan adopted by the Bank's board of directors, which implements a nationally based scoring methodology mandated by the Finance Board.

        The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides its net income before AHP and REFCorp assessments to the REFCorp, which then performs the calculations at each quarterend date.

ITEM 1A.    RISK FACTORS

        The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. The risks described below, if realized, could negatively affect the Bank's business operations, financial condition, and future results of operations, and, among other things, could result in the Bank's inability to pay dividends in respect of its common stock.

The Bank May Become Liable for All or a Portion of the Consolidated Obligations of the FHLBanks, Which Could Negatively Impact the Bank's Financial Condition and Results of Operations.

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

        The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could negatively affect the Bank's financial condition and results of operations.

The Bank is Subject to a Complex Body of Laws and Regulations, Which Could Change in a Manner Detrimental to the Bank's Operations.

        The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Board, an independent agency in the executive branch of the federal government, that regulates the Bank. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks, and (2) the manner in which the FHLBanks carry out their housing-finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board or other financial services regulators could have a negative effect on the Bank's ability to conduct business, or on the cost of doing business.

        The Bank cannot predict whether new regulations will be promulgated or whether Congress will enact legislation, and the Bank cannot predict the effect of any new regulations or legislation on the Bank's operations. Changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks' lending investment or mortgage-purchase-program activities, which could negatively affect the Bank's financial condition and results of operations.

Financial Industry Consolidation Could Result in a Loss of Members, Which Could Negatively Impact the Business and Operations of the Bank.

        A financial institution acquiring a member of the Bank would be precluded from becoming a member unless it maintained a charter in one of the New England states. Industry consolidation of large members could lead to the concentration of large members in some FHLBank districts and a related decrease in membership and significant loss of business for some FHLBanks.

        Industry consolidation could also cause the Bank to lose members whose business and stock investments are so substantial that their loss could threaten the viability of the Bank. In turn, the Bank might be forced to seek a merger with another FHLBank district.

Changes in Interest Rates Could Significantly Affect the Bank's Earnings.

        Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank's outstanding loans and investments and interest paid on the Bank's borrowings and other liabilities, as measured by its net interest spread. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when either the Bank's interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low-interest-rate environments, or will remain outstanding at below-market yields when interest rates increase. In any case, interest rate moves contrary to the Bank's position could negatively affect the Bank's financial condition and results of operations.

The Bank Relies Upon Derivative Instruments to Reduce its Interest-Rate Risk, and the Bank May Not Be Able to Enter Into Effective Derivative Instruments on Acceptable Terms.

        The Bank uses derivative instruments to reduce its interest-rate risk and mortgage-prepayment risk. The Bank's management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends upon the ability of the Bank's management to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding obligations. If the Bank is unable to manage its hedging positions properly, or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to effectively manage its interest-rate and other risks, which could negatively affect the Bank's financial condition and results of operations.

Counterparty Credit Risk Could Adversely Affect the Bank.

        The Bank assumes unsecured credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreement could have an adverse effect on the Bank's financial condition and results of operations.

Changes in the Bank's or Other FHLBanks' Credit Ratings or Other Negative News May Adversely Affect the Bank's Ability to Issue Consolidated Obligations on Acceptable Terms.

        The Bank currently has the highest credit rating from Moody's and S&P. In addition, the COs of the FHLBanks have been rated Aaa/P-1 by Moody's and AAA/A-1+ by S&P. These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. S&P has assigned two FHLBanks a negative outlook rating with long-term ratings of AAA and AA+ and assigned a third FHLBank a AA+ rating with a stable outlook through February 29, 2008. Although the credit ratings of the COs of the FHLBanks have not been affected by these ratings, similar ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue COs on acceptable terms, which could negatively affect the Bank's financial condition and results of operations. Similarly, in the absence of rating-agency actions, the revelation of negative news affecting any FHLBank, such as material losses or increased risk of losses, may also adversely affect the Bank's cost of funds.

The Bank's Funding Depends upon its Ability to Access the Capital Markets.

        The Bank's primary source of funds is the sale of COs in the capital markets. The Bank's ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank's control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed, the Bank's ability to support and continue its operations would be adversely affected, which would negatively affect the Bank's financial condition and results of operations.

The Bank Faces Competition for Loan Demand, Which Could Adversely Affect Earnings.

        The Bank's primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Many of the Bank's competitors are not subject to the same body of regulation applicable to the Bank. This is one factor among several that may enable them to offer wholesale funding on terms that the Bank is not able to offer and that members deem more desirable than the terms offered by the Bank on its advances.

        The availability to the Bank's members of different products from alternative funding sources, the terms of which may be more desirable than the terms of products offered by the Bank, may significantly decrease the demand for the Bank's advances. Further, any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the profitability on advances, may reduce earnings, and may result in lower dividend yields to members. More generally, a decrease in the demand for advances, or a decrease in the Bank's profitability on advances may negatively affect the Bank's financial condition and results of operations.

Increased AHP Contribution Rates by the Bank Could Decrease the Dividends Paid to its Members.

        If the total annual net income before AHP expenses of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10 percent of its net income after REFCorp expenses to its AHP to meet the minimum $100 million annual contribution. Increasing the Bank's AHP contribution in such a scenario would reduce the Bank's net income after AHP charges and could reduce the dividend paid to members during relevant periods.

The Bank Relies Heavily Upon Information Systems and Other Technology.

        The Bank relies heavily upon information systems and other technology to conduct and manage its business. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. While the Bank has implemented a Disaster Recovery and Business Continuity Plan, the Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, which could negatively affect the Bank's financial condition and results of operations.

The Bank May Not Be Able to Pay Dividends at Rates Consistent with Past Practices.

        The Bank's board of directors may declare dividends on the Bank's capital stock, payable to members, from the Bank's previously retained earnings and current net income.

        The Bank's ability to pay dividends is subject to statutory and regulatory requirements. For example, potential promulgation of regulations requiring higher levels of retained earnings or mandated revisions to the Bank's retained earnings model could lead to higher required levels of retained earnings, and thus, lower amounts of net income available to be paid out as dividends.

        Further, events such as changes in the Bank's market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain GAAP may affect the adequacy of the Bank's retained earnings. This in turn may require the Bank to increase its target level of retained earnings and concomitantly reduce its dividends from historical dividend levels in order to achieve and maintain the future targeted amounts of retained earnings.

The Bank May Not Be Able to Repurchase or Redeem Members' Capital Stock Consistent with Past Practices.

        The Bank must meet its minimum regulatory capital requirements at all times. If the Bank were to fail to maintain an adequate level of total capital to comply with minimum regulatory capital requirements, it would be precluded from repurchasing excess capital stock or from redeeming capital stock until it restored compliance. If the Bank's retained earnings were to become negative, the Bank might be precluded from redeeming or repurchasing shares for their full par value, which could cause members to withdraw from membership.

The Public Perception of Government-Sponsored Enterprise, May Adversely Affect the Bank's Business Activities, Future Advance Balances, and the Cost of Raising Capital.

        The housing-related GSEs, Fannie Mae, Freddie Mac, and the FHLBank System, issue triple-A-rated agency debt to fund their operations. From time to time negative accounting announcements by Fannie Mae and Freddie Mac concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.

        The FHLBank System may have to pay a higher rate of interest on its COs to make them attractive to investors. If the Bank maintains its existing pricing on advances, the resulting increased costs of issuing COs may negatively impact the Bank's financial condition and results of operations and could cause advances to be less profitable for the Bank. If, in response to this decrease in spreads, the Bank changes the pricing of its advances, the advances may be less attractive to members, and the amount of new advances and the Bank's outstanding advance balances may decrease. In either case, the increased cost of issuing COs may negatively affect the Bank's financial condition and results of operations.

The Bank's Business Activities May Be Adversely Affected Due to Strategy Changes by Other FHLBanks.

        As part of the Bank's business, it participates in the MPF program with the FHLBank of Chicago, which accounts for five percent of the Bank's total assets as of December 31, 2007, and approximately nine percent of net interest income after provision for credit losses on mortgage loans. If the FHLBank of Chicago changes the program or ceases to operate the program, this could have a negative impact on the Bank's mortgage-purchase business, and related decrease in net interest margins.

Declines in the Value of Subprime or Nontraditional Residential Mortgage Loans that Serve as Collateral May Negatively Impact the Bank's Business Operations, Financial Condition, and Future Results of Operations.

        The Bank accepts collateral from members to secure advances that include some amounts of subprime and nontraditional residential mortgage loans, as well as MBS that may be backed by subprime and nontraditional residential mortgage loans. The Bank also invests in MBS backed by some amounts of subprime and nontraditional mortgage loans, including securities backed by Alt-A loans and pay option adjustable rate mortgages (ARMs). In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime and nontraditional sectors. In addition, residential property values in many states have declined or remained stable after extended periods during which those values had appreciated. As recent market conditions have continued to exhibit ongoing deterioration in the mortgage market, if delinquency and loss rates on subprime and nontraditional mortgages continue to increase, or there is a rapid decline in residential real estate values, the Bank could be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance. Additionally, reduced collateral values could result in lower yields, lower fair values, or losses on MBS investments.

The Bank Relies on Models to Value Financial Instruments and the Assumptions Used May Have a Significant Effect on the Bank's Financial Position and Results of Operations.

        The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different models and assumptions as well as changes in market conditions could significantly affect the Bank's financial position and results of operations.

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

ITEM 3.    LEGAL PROCEEDINGS

        The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Elections were held during the fourth quarter of 2007 for directors in Massachusetts, New Hampshire, and Vermont. Members were required to submit written ballots for the election by October 25, 2007. The results of the voting were as follows:

State	Members Voting	Members Not Voting	Total Votes Cast	Total Votes Not Cast
Massachusetts	178	70	3,352,386	921,514
New Hampshire	21	11	383,050	146,498
Vermont(1)	—	—	—	—

(1)
Peter F. Crosby was unopposed for the directorship in Vermont, and therefore no votes were cast.

Name	Member	Votes Received
Massachusetts
A. James Lavoie Trustee	Middlesex Savings Bank 6 Main Street Natick, MA 01760	2,608,957
Peter J. Muise Executive Vice President and Chief Operating Officer	First Citizen's Federal Credit Union 271 Union Street Fairhaven, MA 02719	383,338
Edward H. Seksay General Counsel	Rockland Trust Company 288 Union Street Rockland, MA 02370	360,091
New Hampshire
Stephen F. Christy President and Chief Executive Officer	Mascoma Savings Bank FSB 67 North Park Street Lebanon, NH 03766	351,083
Richard Wyman Chief Financial Officer	Meredith Village Savings Bank 24 State Route 25 Meredith, NH 03253	31,967
Vermont
Peter F. Crosby President and Chief Executive Officer	Passumpic Savings Bank 497 Railroad Street St. Johnsbury, VT 05819	Unopposed

        The following individuals were elected as directors, consistent with the voting set forth above, effective January 1, 2008:

    •
    A. James Lavoie

    •
    Stephen F. Christy

    •
    Peter F. Crosby

        The term of office as a director for the following individuals continued following the vote:

    •
    Andrew J. Calamare*

    •
    Patrick E. Clancy*

    •
    Steven A. Closson

    •
    Arthur R. Connelly

    •
    John H. Ellis^

    •
    Joyce H. Errecart*^

    •
    John H. Goldsmith*

    •
    Cornelius K. Hurley*

    •
    Mark E. Macomber

    •
    Jay F. Malcynsky*

    •
    Kevin M. McCarthy

    •
    Jan A. Miller

    •
    William P. Morrissey^

    •
    Helen F. Peters*

    •
    R. David Rosato

    •
    James L. Taft, Jr.*^

    •
    Robert F. Verdonck

    *
    Appointed by the Finance Board.

    ^
    Term expired on December 31, 2007

        Additionally, on November 8, 2007 the following individuals were appointed as directors by the Finance Board to fill three year terms that began on January 1, 2008:

    •
    Joan Carty

    •
    John T. Eller

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Bank capital stock is issued and redeemed at its par value of $100 per share. The Bank's stock is not publicly traded and can be held only by the Bank's members. As of February 29, 2008, 456 members and six nonmembers held a total of 33.1 million shares of the Bank's Class B stock, which is the only class of stock outstanding.

        During 2007, 2006, and 2005, the Bank declared quarterly cash dividends as outlined in the following table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. Dividends are solely within the discretion of the Bank's board of directors. Generally, the dividend rate is based upon a spread to average short-term interest rates experienced during the quarter. There can be no assurance that the historical spreads will be sustained in the future.

Quarterly Dividends Declared
(dollars in thousands)

	2007			2006			2005
Dividends Declared in the Quarter Ending	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate
March 31	$2,338,828	$39,792	6.75%	$2,637,911	$34,148	5.25%	$2,135,423	$21,062	4.00%
June 30	2,323,418	38,671	6.75	—	—	—	2,103,558	22,289	4.25
September 30	2,403,980	38,958	6.50	2,627,716	72,467	11.06	2,100,318	22,499	4.25
December 31	2,575,484	42,195	6.50	2,550,066	36,958	5.75	2,469,586	30,190	4.85

(1)
Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)
The dividend amounts do not include the interest expense on mandatorily redeemable stock.

        In February 2008, the board of directors approved payment of a cash dividend for the first quarter of 2008 at an annualized rate of 6.00 percent, calculated on average daily shares of capital stock outstanding during the fourth quarter of 2007. The dividend amount totaled $49.6 million, and was paid on March 4, 2008.

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

        In February 2006, the board of directors of the Bank approved a transition plan for the schedule under which dividends are declared and paid. The board of directors subsequently amended this transition plan in May of 2006. The change in schedule enabled the Bank's board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. Under the transition plan, dividends for the first quarter of 2006 were declared in March 2006 and paid on the second business day of April 2006. Beginning with the second quarter of 2006, dividends were not declared until the quarter had ended and net income for the quarter was known. In keeping with this transition plan, in August 2006, the board of directors declared the dividend for the second quarter of 2006 that would previously have been declared in June 2006. Since only three dividends were to be declared in 2006, the second quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend. This dividend totaled $72.5 million, which is equivalent to an annual rate of 5.50 percent, and was paid on September 5, 2006. The dividend for the third quarter of 2006 was declared in November and paid in December 2006. In 2007, quarterly dividends were declared in February, May, August, and November and paid on the second business day of the month that followed.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data for each of the five years ended December 31, 2007, 2006, 2005, 2004, and 2003, have been derived from the Bank's audited financial statements. Financial information is included elsewhere in this report in regards to the Bank's financial condition as of December 31, 2007 and 2006, and the Bank's results of operations for the years ended December 31, 2007, 2006, and 2005. This selected financial data should be read in conjunction with the Bank's financial statements and the related notes thereto appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Statement of Condition
Total assets	$78,251,114	$57,469,781	$57,700,034	$51,755,095	$41,896,215
Investments(1)	17,362,559	11,992,161	14,466,788	15,796,108	10,566,179
Securities purchased under agreements to resell	500,000	3,250,000	—	1,500,000	500,000
Advances	55,679,740	37,342,125	38,067,896	30,208,753	26,074,230
Mortgage loans held for portfolio, net	4,091,314	4,502,182	4,886,494	4,011,981	4,536,698
Deposits and other borrowings	774,041	1,124,009	602,091	890,869	946,166
Consolidated obligations, net	73,410,156	53,241,957	53,781,976	47,770,395	37,404,025
AHP liability	48,451	44,971	35,957	33,199	32,180
Payable to REFCorp	16,318	13,275	13,366	5,137	6,032
Mandatorily redeemable capital stock	31,808	12,354	8,296	57,882	—
Class B capital stock outstanding—putable(2),(3)	3,163,793	2,342,517	2,531,145	2,085,814	—
Capital stock outstanding—putable(2)	—	—	—	—	2,427,960
Total capital	3,387,514	2,532,514	2,677,749	2,178,964	2,472,045
Results of Operations
Net interest income	$312,446	$302,188	$253,607	$215,192	$207,633
Other income (loss)	11,137	11,750	(29,734)	(53,430)	(49,211)
Other expense	53,618	49,055	46,184	39,645	33,789
AHP and REFCorp assessments	71,740	70,796	49,045	32,472	33,065
Net income	198,234	195,791	135,260	89,522	91,563
Other Information
Dividends declared	$159,616	$143,573	$96,040	$55,425	$74,483
Dividend payout ratio	80.52%	73.33%	71.00%	61.91%	81.35%
Weighted-average dividend rate(4)	6.62	5.51	4.36	2.75	3.05
Return on average equity(5)	6.97	7.23	5.81	4.25	3.65
Return on average assets	0.30	0.33	0.27	0.22	0.21
Net interest margin(6)	0.48	0.51	0.51	0.52	0.48
Total capital ratio(7)	4.37	4.42	4.64	4.33	5.94

(1)
Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.

(2)
Capital stock is putable at the option of a member.

(3)
On April 19, 2004, the Bank replaced its capital-stock subscription structure as mandated by the GLB Act.

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

(7)
Total capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital regarding the Bank's regulatory capital ratios.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This document includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank. These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "will," or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

        Forward-looking statements in this annual report include, among others, the following:

  •
  the Bank's projections regarding income, retained earnings, and dividend payouts;

  •
  the Bank's projections regarding credit losses on advances, purchased whole mortgages and mortgage-related securities;

  •
  the Bank's expectations relating to future balance-sheet growth;

  •
  the Bank's targets under the Bank's retained earnings plan; and

  •
  the Bank's expectations regarding the size of its mortgage-loan portfolio, particularly as compared to prior periods.

        Actual results may differ from forward-looking statements for many reasons, including but not limited to:

  •
  changes in economic and market conditions;

  •
  changes in demand for Bank advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

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

  •
  the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the internet, sufficient to manage the risks of the Bank's business effectively;

  •
  changes in investor demand for COs and/or the terms of interest-rate-exchange-agreements and similar agreements;

  •
  timing and volume of market activity;

  •
  ability to introduce new—or adequately adapt current—Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

  •
  realization of losses arising from litigation filed against one or more of the FHLBanks;

  •
  realization of losses arising from the Bank's joint and several liability on COs;

  •
  an increase in borrower default on mortgage loans and fluctuations in the housing market;

  •
  inflation or deflation; and

  •
  issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank's financial obligations with respect to COs, and the Bank's ability to access the capital markets.

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

Overview and Executive Summary

Financial Market Conditions

        The Bank's primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. These interest-earning asset volumes and yields are primarily impacted by economic conditions, market-interest rates, and other factors such as competition.

        During 2006, short-term interest rates continued to trend upward, with the Federal Reserve Board, through its Federal Open Market Committee, raising the target overnight federal funds rate four times, by a quarter percent at each raise. This resulted in a 100-basis- point increase in the target overnight federal funds rate to 5.25 percent. During 2007 this trend reversed as the Federal Reserve Board reduced the target overnight federal funds rate three times to 4.25 percent at yearend.

        The following table provides a summary of key market interest rates for 2007 and 2006.

	Average Rate for the Year Ended December 31,		Ending Rate as of December 31,
					Average Rate 2007 vs. 2006 Variance	Ending Rate 2007 vs. 2006 Variance
	2007	2006	2007	2006
Target Overnight Federal Funds Rate	5.05%	4.96%	4.25%	5.25%	0.09%	(1.00)%
3-month LIBOR	5.30	5.20	4.70	5.36	0.10	(0.66)
2-year U.S. Treasury	4.36	4.82	3.05	4.81	(0.46)	(1.76)
5-year U.S. Treasury	4.42	4.75	3.44	4.70	(0.33)	(1.26)
10-year U.S. Treasury	4.63	4.79	4.03	4.70	(0.16)	(0.67)
15-year residential mortgage note rate	5.94	6.03	5.60	5.93	(0.09)	(0.33)
30-year residential mortgage note rate	6.27	6.38	6.05	6.22	(0.11)	(0.17)

        The level of interest rates during a reporting period impacts the Bank's profitability, primarily due to the short-term structure of earning assets and the impact of interest rates on invested shareholder capital. As of December 31, 2007, the majority of our investments, excluding MBS, and approximately 55.7 percent of the outstanding advances, had stated original maturities of less than one year. As of December 31, 2006 45.3 percent of outstanding advances had original maturities of less than one year. Additionally, a significant portion of the Bank's assets either has floating rate-coupons or has been hedged with interest-rate-exchange agreements in which a short-term rate is received.

        The level of interest rates also directly affects the Bank's earnings on invested shareholder capital. Because the Bank operates at relatively low, but stable, net spreads between the yield earned on assets and the cost of liabilities, a relatively high proportion of net interest income is generated from the investment of member-supplied capital at the average asset yield. Because a high proportion of the Bank's assets are short-term, have variable coupons, or are hedged with interest-rate swaps on which the Bank receives a floating rate, changes in asset yields tend to have a relatively significant effect on the Bank's net income.

        During the second half of 2007, advances balances increased dramatically as a result of a liquidity shortage that affected the U.S. banking system. The liquidity crisis that followed the announcement of significant losses on MBS by several entities significantly tightened credit in the U.S. banking system, and caused many institutions to borrow from their respective FHLBanks in lieu of other sources, which became unavailable or relatively expensive. At the same time, FHLBank CO debt was viewed by many investors as a "safe haven" during the related market turmoil, which resulted in reduced funding costs for CO debt relative to LIBOR and enabled the Bank to offer advances at rates below those of other wholesale funding offerings during the period. As a result, advances outstanding increased substantially during the last four months of 2007, with the majority of the increase occurring in short-term advances products.

        The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which the Bank is exposed due to three of our activities:

  •
  making advances to members

  •
  purchasing whole mortgage loans through the MPF program, and

  •
  investing in mortgage-related securities

        These risks are discussed in the Credit Risk section of Item 7A—Quantitative and Qualitative Disclosures about Market Risk. While the Bank's risk exposure to these areas is elevated in the current environment and is likely to remain so in 2008, at this time, management does not believe that the Bank is likely to experience material losses.

Results for the year ended December 31, 2007, versus the year ended December 31, 2006

        Net income for the year ended December 31, 2007, was $198.2 million, compared with $195.8 million for the year ended December 31, 2006. This $2.4 million increase was primarily due to an increase of $10.3 million in net interest income and a $1.4 million reduction in net unrealized losses on trading securities. These increases to income were offset by a $1.7 million change in the provision for credit losses, $3.9 million increase in operating expenses, a $2.9 million reduction in net gains on derivatives and hedging activities, and a $944,000 increase in assessments.

        Net interest income for the year ended December 31, 2007, was $312.4 million, compared with $302.2 million for the year ended December 31, 2006. This $10.3 million increase was primarily attributable to strong asset and capital growth in the latter half of 2007 resulting from the liquidity shortage impacting the U.S. banking system, that was partially offset by:

  •
  the impact of margin compression resulting from aggressive advances pricing in the first half of 2007 intended to stimulate member demand for advances,

  •
  an increasing cost of maintaining short-term liquidity as the short-term yield curve steepened, and

  •
  lower year-to-date average MPF balances.

        Also prepayment-fee income recognized during 2007 compared with 2006 increased modestly by $892,000.

        For the years ended December 31, 2007 and 2006, average total assets were $65.4 billion and $59.6 billion, respectively. Return on average assets and return on average equity were 0.30 percent and 6.97 percent, respectively, for the year ended December 31, 2007, compared with 0.33 percent and 7.23 percent, respectively, for the year ended December 31, 2006. The return on average assets and the return on average equity declined due to the increases in total average assets and average total capital of 9.8 percent and 4.7 percent, respectively, during 2007 as compared to 2006, in comparison to the smaller increase in net income which increased by only 1.2 percent from 2006 to 2007.

        Net interest spread for 2007 was 0.26 percent, a two-basis-point decline from the net interest spread for 2006. Net interest margin for 2007 was 0.48 percent, a three-basis-point decline from net interest margin for 2006. See Results of Operations—Net Interest Spread and Net Interest Margin for additional discussion of these topics.

Financial Condition at December 31, 2007, versus December 31, 2006

        The composition of the Bank's total assets changed during the year ended December 31, 2007, as follows:

  •
  Advances increased to 71.2 percent of total assets at December 31, 2007, up from 65.0 percent of total assets at December 31, 2006. This increase in advances reflects an increase in member demand caused by recent market conditions. During 2007, advances balances increased by approximately $18.3 billion, ending the year at $55.7 billion. The majority of this increase was in short-term advances.

  •
  Short-term money-market investments decreased to 11.2 percent of total assets at December 31, 2007, down from 11.8 percent of total assets at December 31, 2006. As of December 31, 2007, federal funds sold and interest-bearing deposits in banks had increased by $301.5 million and $4.4 billion, respectively, while securities purchased under agreements to resell decreased by $2.8 billion.

  •
  Investment securities declined to 11.7 percent of total assets at December 31, 2007, down from 14.7 percent of total assets at December 31, 2006. The decrease is a result of the increase in advances described above, resulting in a lower proportion of total assets in investment securities. Investment securities increased by $678.9 million from December 31, 2006, to December 31, 2007.

  •
  Net mortgage loans decreased to 5.2 percent of total assets at December 31, 2007, from 7.8 percent of total assets at December 31, 2006. The decrease primarily reflects the higher proportion of advances to total assets described above, and to a lesser extent a decline in mortgage loan balances outstanding, as mortgage loan principal repayments outpaced loan-purchase activity during the year ended December 31, 2007. As of December 31, 2006, mortgage loans outstanding totaled $4.5 billion and decreased throughout 2007 to a balance of $4.1 billion as of December 31, 2007.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2007, versus the year ended December 31, 2006

Net Interest Spread and Net Interest Margin

        Net interest income for the year ended December 31, 2007, was $312.4 million, compared with $302.2 million for the year ended December 31, 2006, increasing 3.4 percent from the previous year. However, net interest margin for 2007 in comparison with 2006 decreased from 51 basis points to 48 basis points, and net interest spread declined from 28 basis points to 26 basis points.

        The increase in net interest income was largely attributable to a significant increase in the average size of the balance sheet in 2007 as compared to 2006. Average total earning assets were $5.7 billion higher in 2007 than in 2006, which was largely attributable to the $4.6 billion increase in average advances balances.

        Net interest spread for 2007 was 0.26 percent, a two-basis-point decline from the net interest spread for 2006. Net interest margin for 2007 was 0.48 percent, a three-basis-point decline from net interest margin for 2006. The decline in net interest spread is attributable to the following factors:

  •
  The amount of low-margin money-market investments and short-term advances has increased. In particular, as the yield curve steepened in the second half of the year, it became more costly for the Bank to carry a significant portfolio of overnight funds placements that are used as a source of liquidity to fund potential intraday advance demand, as these assets are funded by longer-term debt and capital.

  •
  The net interest spread to funding cost on MBS, and MPF loans has been narrower on new transactions relative to expiring transactions, so that over time, average net interest spread to these portfolios has declined.

  •
  The Bank's MPF portfolio has aged, low-cost shorter-term debt assigned to the portfolio has expired, narrowing the Bank's overall net interest spread.

        All of the above factors have contributed to lower net interest spreads, despite the fact that CO debt funding costs have declined relative to broader market interest rates, such as U.S. dollar interest-rate-swap yields.

        For the year ended December 31, 2007, the average yields on total interest-earning assets increased 17 basis points and yields on total interest-bearing liabilities increased 19 basis points, compared with the year ended December 31, 2006.

        Prepayment-fee income recognized on advances and investments increased $892,000 to $6.0 million for the year ended December 31, 2007, from $5.1 million for the year ended December 31, 2006. Excluding the impact of prepayment-fee income, net interest spread declined two basis points, from 27 to 25 basis points.

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

Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets
Advances	$44,623,835	$2,307,079	5.17%	$40,072,931	$1,991,339	4.97%	$30,935,361	$1,101,557	3.56%
Interest-bearing deposits in banks	2,160,414	113,934	5.27	1,672,489	84,820	5.07	2,044,046	64,458	3.15
Securities purchased under agreements to resell	1,133,904	59,496	5.25	1,267,878	66,307	5.23	883,712	29,638	3.35
Federal funds sold	3,913,636	204,688	5.23	3,206,919	160,109	4.99	3,803,897	122,927	3.23
Investment securities(1)	8,475,056	462,963	5.46	7,932,622	425,587	5.37	7,484,337	331,670	4.43
Mortgage loans	4,273,757	217,675	5.09	4,720,061	237,602	5.03	4,371,983	210,956	4.83
Other earning assets	274	12	4.38	178	9	5.06	96	3	3.13

Total interest-earning assets	64,580,876	3,365,847	5.21%	58,873,078	2,965,773	5.04%	49,523,432	1,861,209	3.76%
Other non-interest-earning assets	844,075			711,870			560,197

Total assets	$65,424,951	$3,365,847	5.14%	$59,584,948	$2,965,773	4.98%	$50,083,629	$1,861,209	3.72%

Liabilities and capital
Consolidated obligations
Discount notes	$25,777,636	$11,280,158	4.97%	$23,987,400	$1,177,028	4.91%	$17,738,266	$570,307	3.22%
Bonds	34,953,730	1,730,553	4.95	31,301,707	1,457,402	4.66	28,374,021	1,017,300	3.59
Deposits	866,926	40,984	4.73	610,154	27,889	4.57	663,839	17,711	2.67
Mandatorily redeemable capital stock	21,044	1,400	6.65	11,903	841	7.07	42,808	1,809	4.23
Other borrowings	8,770	306	3.49	9,707	425	4.38	14,493	475	3.28

Total interest-bearing liabilities	61,628,106	3,053,401	4.95%	55,920,871	2,663,585	4.76%	46,833,427	1,607,602	3.43%
Other non-interest-bearing liabilities	948,562			942,560			914,649
Total capital	2,848,283			2,721,517			2,335,553

Total liabilities and capital	$65,424,951	$3,053,401	4.67%	$59,584,948	$2,663,585	4.47%	$50,083,629	$1,607,602	3.21%

Net interest income		$312,446			$302,188			$253,607

Net interest spread			0.26%			0.28%			0.33%
Net interest margin			0.48%			0.51%			0.51%

(1)
The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

        The average balance of total advances increased $4.6 billion, or 11.4 percent, for the year ended December 31, 2007, compared with the same period in 2006. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and variable-rate advances showed only a moderate increase during 2007 as compared to 2006. The following table summarizes average balances of advances outstanding during 2007, 2006, and 2005 by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	2007 Average Balance	2006 Average Balance	2005 Average Balance
Overnight advances—par value	$1,035,782	$2,059,377	$2,272,280
Fixed-rate advances—par value
Short-term	20,822,525	18,479,117	10,203,118
Long-term	8,904,897	8,011,772	7,798,041
Amortizing	2,406,454	2,574,303	2,498,277
Putable	6,483,049	5,322,454	5,538,303
Callable	30,000	30,000	30,000

	38,646,925	34,417,646	26,067,739
Variable-rate indexed advances—par value
Simple variable	4,885,727	3,627,411	2,437,744
Putable, convertible to fixed	24,474	—	24,329

	4,910,201	3,627,411	2,462,073
Total average par value	44,592,908	40,104,434	30,802,092

Premiums and discounts	(12,137)	(7,164)	(2,155)
SFAS 133 hedging adjustments	43,064	(24,339)	135,424

Total average advances	$44,623,835	$40,072,931	$30,935,361

        As displayed in the above table, the total average advances increased by $4.6 billion from the year ended December 31, 2006, to the same period in 2007. The increase was attributable to the following components:

  •
  The average balance of short-term fixed-rate advances increased by approximately $2.3 billion during the year ended December 31, 2007. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank's funding cost for these advances is generally narrower for short-term products than for other products with longer terms to maturity.

  •
  Average fixed-rate putable advances increased by $1.2 billion from the year ended December 31, 2006, to the same period in 2007. Putable advances are intermediate and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period.

  •
  The average balance of variable-rate indexed advances increased $1.3 billion from the year ended December 31, 2006, to the same period in 2007. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month LIBOR, or on the offered yield on three-month FHLBank DNs, as determined by the Office of Finance.

  •
  The above factors were offset by a decline in average overnight advances of $1.0 billion for the year ended December 31, 2007. The interest rate on overnight advances changes on a daily basis and is based on market indications each day.

        Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $33.3 billion for 2007, representing 74.6 percent of the total average balance of advances outstanding during 2007. For 2006, the average balance of these advances totaled $29.5 billion, representing 73.5 percent of total average advances outstanding during 2006.

        In the past, the foregoing trend toward a higher proportion of short-term advances would generally lead to declining net interest spreads to funding costs for the overall advances portfolio. Additionally, due to reduced advance demand that the Bank had experienced in the first half of 2007, the Bank offered advances at net interest spreads that were lower than historical averages for longer-term products, further diminishing the favorable impact of long-term advances upon the Bank's net interest spread. However, in the latter half of 2007, the Bank's typical yield spread to funding cost on short-term advances increased as the Bank's cost of borrowing discount notes decreased relative to interbank borrowing interest rates, such as overnight and term federal funds rates. This led to an overall increase in income on advances for the year.

        Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the years ended December 31, 2007 and 2006, net prepayment fees on advances were $3.0 million and $909,000, and prepayment fees on investments were $3.1 million and $4.2 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Years Ended December 31,
	2007		2006		2005
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$2,304,104	5.16%	$1,990,430	4.97%	$1,092,681	3.53%
Investment securities	459,905	5.43	421,355	5.31	317,027	4.24
Total interest-earning assets	3,359,814	5.20	2,960,632	5.03	1,837,690	3.71
Net interest income	306,413		297,047		230,088
Net interest spread		0.25%		0.27%		0.28%
Net interest margin		0.47%		0.50%		0.46%

        Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, increased $1.1 billion, or 17.3 percent, from the average balances for the year ended December 31, 2006, to December 31, 2007. The higher average balances in the year ended December 31, 2007, resulted from the increased activity in federal funds sold and interest-bearing deposits in banks. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances.

        Average investment-securities balances increased $542.4 million or 6.8 percent for the year ended December 31, 2007, compared with 2006. The growth in average investments is due to the increase in average held-to-maturity MBS of $643.4 million. The increase was attributable to the Bank's expanded capacity to purchase MBS due to the increase in capital that occurred during 2007. The Bank typically strives to maintain a level of MBS investments near the 300 percent of capital limitation established by Finance Board regulation. Average total capital increased by $126.8 million during the year ended December 31, 2007, in comparison with the same period in 2006. Furthermore, due to decreased global demand for MBS stemming from recent turmoil in the mortgage market, net interest spread opportunities with respect to all types of MBS improved over the course of 2007, as compared with 2006. Accordingly, during the latter half of 2007 the Bank was able to purchase MBS at more favorable risk-adjusted net interest spreads than during 2006.

        Average mortgage-loan balances for the year ended December 31, 2007, were $446.3 million lower than the average balance for the year ended December 31, 2006, representing a decrease of 9.5 percent. This continuing decline in average mortgage-loan balances was attributable to the following:

  •
  Mortgage-loan purchases during the year ended December 31, 2007, and 2006, amounted to $174.4 million and $260.8 million, respectively, which were substantially less than the amount of mortgage-loan repayments and prepayments occurring during the same time periods. The decline in purchases is due to the fact that the Bank has not participated in any loan purchases from Balboa Reinsurance Co. since April 2006. Prior to April 2006, Balboa Reinsurance Co. had been the Bank's largest source of mortgage-loan purchases.

  •
  The FHLBank of Chicago has not purchased any participation interests in MPF loans acquired by the Bank since April 2006. See Financial Condition—Mortgage Loans for additional information regarding the FHLBank of Chicago's participation in MPF loan purchases. As a result, the Bank has avoided entering into large master commitments to purchase large volumes of mortgage loans.

        Overall, the yield on the mortgage-loan portfolio has increased six basis points for the year ended December 31, 2007, compared with the year ended December 31, 2006. This increase is attributable to the following factors:

  •
  The average stated coupon rate of the mortgage-loan portfolio increased three basis points due to the acquisition of loans at higher interest rates in the latter half of 2006 and into 2007 relative to the coupons on pre-existing loans; and

  •
  Premium/discount amortization expense has declined $2.2 million, or 27.3 percent, representing an improvement in the average yield of three basis points, due to a reduced volume of loan prepayments in the year ended December 31, 2007, versus the same period in 2006.

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Years Ended December 31,
	2007		2006		2005
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$228,255	5.34%	$250,819	5.31%	$229,937	5.26%
Premium/discount amortization	(5,938)	(0.14)	(8,164)	(0.17)	(14,672)	(0.33)
Credit-enhancement fees	(4,642)	(0.11)	(5,053)	(0.11)	(4,309)	(0.10)

Total interest income	$217,675	5.09%	$237,602	5.03%	$210,956	4.83%

        Average CO balances increased $5.4 billion, or 9.8 percent, from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was due to an increase of $3.7 billion in CO bonds and $1.8 billion in CO DNs. This increase funded the growth of the advances portfolio.

        Net interest income includes interest paid and received on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank's risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Gross interest income before effect of derivatives	$3,299,936	$2,924,474	$1,963,518
Net interest adjustment for derivatives	65,911	41,299	(102,309)

Total interest income reported	$3,365,847	$2,965,773	$1,861,209

Gross interest expense before effect of derivatives	$3,015,620	$2,546,744	$1,642,582
Net interest adjustment for derivatives	37,781	116,841	(34,980)

Total interest expense reported	$3,053,401	$2,663,585	$1,607,602

        Reported net interest margin for years ended December 31, 2007 and 2006, was 0.48 percent and 0.51 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.44 percent and 0.64 percent, respectively.

        Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Other Expense section below, interest accruals on derivatives classified as economic hedges totaled a loss of $2.9 million and a gain of $1.2 million for the years ended December 31, 2007 and 2006, respectively.

        For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Risk Management—Market and Interest-Rate Risk.

Rate and Volume Analysis

        Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is due primarily to higher average capital levels which is invested in earning assets without corresponding interest cost and an increase in average advance balances. The following table summarizes changes in interest income and interest expense between the years ended December 31, 2007 and 2006. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Years Ended December 31, 2007 vs. 2006			For the Years Ended December 31, 2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$226,147	$89,593	$315,740	$325,374	$564,408	$889,782
Interest-bearing deposits in banks	24,745	4,369	29,114	(11,717)	32,079	20,362
Securities purchased under agreements to resell	(7,007)	196	(6,811)	12,884	23,785	36,669
Federal funds sold	35,284	9,295	44,579	(19,292)	56,474	37,182
Investment securities	29,102	8,274	37,376	19,866	74,051	93,917
Mortgage loans	(22,466)	2,539	(19,927)	16,795	9,851	26,646
Other earning assets	5	(2)	3	3	3	6

Total interest income	285,810	114,264	400,074	343,913	760,651	1,104,564

Interest expense
Consolidated obligations
Discount notes	87,844	15,286	103,130	200,917	405,804	606,721
Bonds	170,038	103,113	273,151	104,967	335,135	440,102
Deposits	11,737	1,358	13,095	(1,432)	11,610	10,178
Mandatorily redeemable capital stock	646	(87)	559	(1,306)	338	(968)
Other borrowings	(41)	(78)	(119)	(157)	107	(50)

Total interest expense	270,224	119,592	389,816	302,989	752,994	1,055,983

Change in net interest income	$15,586	$(5,328)	$10,258	$40,924	$7,657	$48,581

Other Income (Loss) and Operating Expenses

        The following table presents a summary of other income (loss) for the years ended December 31, 2007, 2006, and 2005. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)
(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$8,367	$10,417	$(9,544)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	3,281	(126)	751
Trading securities	(1,695)	343	5,298
Mortgage delivery commitments	601	(1,248)	(5,637)
Net interest-accruals related to derivatives not receiving hedge accounting under SFAS 133	(2,939)	1,154	(1,711)

Net gains (losses) on derivatives and hedging activities	7,615	10,540	(10,843)
Loss on early extinguishment of debt	(641)	(215)	(13,871)
Service-fee income	4,336	3,116	2,393
Net unrealized losses on trading securities	(267)	(1,626)	(7,625)
Other	94	(65)	212

Total other income (loss)	$11,137	$11,750	$(29,734)

        As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

        Losses on early extinguishment of debt totaled $641,000 and $215,000 for the years ended December 31, 2007 and 2006, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the proceeds of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and stabilizes the net interest margin. During the years ended December 31, 2007 and 2006, the Bank extinguished debt with book values totaling $22.3 million and $2.0 million, respectively.

        Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2007 and 2006, the Bank recorded net unrealized losses on trading securities of $267,000 and $1.6 million, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank's risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a loss of $1.7 million and a gain of $343,000 for the years ended December 31, 2007 and 2006, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in gains of $616,000 and $1.2 million for the years ended December 31, 2007 and 2006, respectively.

        Operating expenses for the years ended December 31, 2007, 2006, and 2005, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Salaries, incentive compensation, and benefits	$30,214	$26,931	$25,007
Occupancy costs	4,142	4,287	3,951
Other operating expenses	14,145	13,345	13,474

Total operating expenses	$48,501	$44,563	$42,432

Ratio of operating expenses to average assets	0.07%	0.07%	0.08%

        For the year ended December 31, 2007, total operating expenses increased $3.9 million from the same period in 2006. This increase was mainly due to a $3.3 million increase in salaries and benefits and an $800,000 increase in other operating expenses. The $3.3 million increase in salaries and benefits is due primarily to a $1.2 million increase in salary expenses attributable to planned staffing increases and annual merit increases, an increase in incentive compensation and employee award programs of $934,000, and an increase of $1.2 million in employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank's pension plans. At December 31, 2007, staffing levels increased 4.7 percent to 199.0 full-time equivalent positions compared with 190.0 full-time equivalent positions at December 31, 2006.

        The $800,000 increase in other operating expenses is largely attributable to a $286,000 increase in data processing maintenance fees, an $138,000 increase in contractual services related to information security expenses and the licensing of additional credit- monitoring products, and a $144,000 increase in employee search expenses to fill vacant positions.

        The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $4.0 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively, and are included in other expense.

Comparison of the year ended December 31, 2006, versus the year ended December 31, 2005

Overview

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

        Net interest spread for 2006 was 0.28 percent, a five-basis-point decline from the net interest spread for 2005. Net interest margin for 2006 and 2005 was 0.51 percent. The decline in net interest spread in comparison to the stable net interest margin was due to the fact that average capital balances earned higher yields, as average short-term rates were higher in 2006 than in 2005. Moreover, because there is no interest expense associated with capital, higher average interest rates in 2006, as compared with 2005, provided higher interest income on the portion of assets funded by capital. Also, prepayment-fee income, which is classified within net interest income, declined during 2006 by approximately $18.4 million from the prior year. Excluding the impact of prepayment-fee income, net interest spread decreased from 0.28 percent in 2005 to 0.27 percent in 2006, while the net interest margin improved from 0.46 percent in 2005 to 0.50 percent in 2006. This improvement in net interest margin is attributable to the increased levels of interest rates experienced during 2006 as compared to 2005.

        The weighted-average dividend rate was 5.51 percent for the year ended December 31, 2006, 115 basis points higher than the weighted-average dividend rate of 4.36 percent for the year ended December 31, 2005.

Financial Condition at December 31, 2006, versus December 31, 2005

        The composition of the Bank's total assets changed during the year ended December 31, 2006, as follows:

  •
  Advances decreased to 65.0 percent of total assets at December 31, 2006, down slightly from 66.0 percent of total assets at December 31, 2005. This decrease was due to a decline in overnight and short-term advances, which was partially offset by an increase in variable-rate advances.

  •
  Short-term money-market investments decreased to 11.8 percent of total assets at December 31, 2006, nearly unchanged from 12.0 percent of total assets at December 31, 2005. As of December 31, 2006, federal funds sold and interest-bearing deposits in banks had declined by $2.2 billion and $1.2 billion, respectively, while securities purchased under agreements to resell increased by $3.3 billion.

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

        As of December 31, 2005, mortgage loans outstanding totaled $4.9 billion, and subsequently decreased throughout 2006 to a balance of $4.5 billion as of December 31, 2006. This decrease was due to both a decline in mortgage-loan-purchase activity, and the fact that principal repayments outpaced loan-purchase activity.

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

        The increase in net interest income, which occurred despite an $18.4 million reduction in prepayment-fee income, was largely attributable to a significant increase in the average size of the balance sheet in 2006 as compared to 2005. Average total earning assets were $9.3 billion higher in 2006 than in 2005, largely attributable to the $9.1 billion increase in average advances balances.

        Despite the increase in net interest income, net interest margin remained flat at 51 basis points. This occurred because although net interest spread declined five basis points, higher short-term interest rates led to higher yields on invested capital, thus offsetting the effect of the narrowed spread between interest-bearing assets and interest-bearing liabilities. The decline in net interest spread reflected, in part, a higher average proportion of low-margin, short-term advances and investments outstanding during the period. Furthermore, the decline in prepayment-fee income also contributed to the decline in net interest spread. Prepayment-fee income recognized on advances and investments declined $18.4 million to $5.1 million for the year ended December 31, 2006, from $23.5 million for the year ended December 31, 2005. Excluding the impact of prepayment-fee income, net interest spread declined one basis point, from 28 to 27 basis points.

        The average balance of total advances increased $9.1 billion, or 29.5 percent, for the year ended December 31, 2006, compared with the same period in 2005. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and variable-rate advances showed only a moderate increase during 2006 as compared to 2005.

        Total average advances increased by $9.1 billion from 2005 to 2006. This increase was primarily attributable to the activity of a few of the Bank's larger members. Additional details regarding average balances of advances during 2006 are as follows:

  •
  The average balance of overnight advances decreased by $212.9 million from 2005 to 2006. The interest rate on overnight advances changes on a daily basis, and is based on market indications each day.

  •
  The average balance of short-term fixed-rate advances increased by approximately $8.3 billion from 2005 to 2006. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank's funding cost for these advances is typically narrower for short-term advances than for other advance products.

  •
  For 2006, the average balance of variable-rate indexed advances increased by $1.2 billion from the average balance for 2005. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month LIBOR.

  •
  Average long-term fixed-rate advances increased $213.7 million. Additionally, substantially all fixed-rate putable advances are hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR.

        Therefore, a significant portion of the Bank's advances contain either a short-term rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of overnight advances, short-term fixed-rate advances, putable advances, and variable-rate advances totaled $29.5 billion for 2006, representing 73.5 percent of the total average balance of advances outstanding during 2006. For 2005, the average balance of these advances totaled $20.5 billion, representing 66.5 percent of total average advances outstanding during 2005.

        Included in net interest income are prepayment fees related to advances and investment securities. For the years ended December 31, 2006 and 2005, net prepayment fees on advances were $909,000 and $8.9 million, and prepayment fees on investments were $4.2 million and $14.6 million, respectively.

        Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, decreased $584.4 million, or 8.7 percent, from the average balances for the year ended December 31, 2005, to December 31, 2006. The higher average balances in 2005 resulted from a sharp increase in money-market- investment balances that occurred during the fourth quarter of 2004 and were a result of management responding to investment opportunities made possible by favorable funding spreads as well as maintaining adequate liquidity to meet our members' borrowing needs at the time. The average balance gradually declined over the subsequent periods as the Bank returned to more normal balances in proportion to the Bank's total assets. The yield earned on short-term money-market investments is directly tied to short-term market-interest rates.

        Average investment-securities balances increased $448.3 million or 6.0 percent for the year ended December 31, 2006, compared with the same period in 2005. The growth in average investments was primarily in held-to-maturity MBS, which increased $741.1 million. This increase during 2006 was due largely to the Bank striving to maintain a level of MBS investments near the 300 percent of capital limitation established by Finance Board regulations. Average total capital increased by $386.0 million during the year ended December 31, 2006, in comparison with the same period in 2005. The increase in held-to-maturity MBS was offset by lower balances of U.S. agency obligations and state and local housing-finance-agency obligations (HFA). The decreases are due to maturities and call activity, as well as the Bank purchasing only a minimal amount of additional U.S. agency and HFA bonds during this time period. For several years the Bank has limited its marginal purchases of state or local housing-finance-agency obligations to variable-rate bonds, while allowing the fixed-rate assets to run off.

        Average mortgage-loan balances for the year ended December 31, 2006, were $348.1 million higher than the average balance for the year ended December 31, 2005, representing an increase of 8.0 percent. This increase in average mortgage-loan balances was attributable to the following:

  •
  The increase in the 2006 average mortgage-loan balance is attributable to the growth in the mortgage-loan portfolio that occurred in the latter half of 2005. The mortgage-loan portfolio as of June 30, 2005, amounted to $4.2 billion in comparison with the December 31, 2005, balance of $4.9 billion. Although mortgage-loan balances subsequently declined over the course of 2006, the average balance for the year ended December 31, 2006, remained at a higher level than the average balance for the year ended December 31, 2005.

  •
  As interest rates rose during 2005 and into 2006, mortgage-refinancing activities remained relatively moderate, resulting in reduced prepayment activity during 2006 as compared to 2005.

        Overall, the yield on the mortgage-loan portfolio increased for the year ended December 31, 2006, over that which was experienced during the year ended December 31, 2005. This increase was attributable to the following factors:

  •
  The average stated coupon rate of the mortgage-loan portfolio increased five basis points due to the acquisition of loans at higher interest rates in the latter half of 2005 and into 2006; and

  •
  Premium/discount amortization expense has declined $6.5 million, or 44.4 percent, representing a 16-basis-point improvement in the yield on the portfolio, due to a lower amount of loan prepayments in the year ended December 31, 2006, versus the same period in 2005.

        CE fees for the year ended December 31, 2006, remained relatively consistent to those recorded for the year ended December 31, 2005.

        Average CO balances increased $9.2 billion, or 19.9 percent, from the year ended December 31, 2005, to the year ended December 31, 2006, corresponding to the increase in total average earning assets that occurred during 2006.

        Reported net interest margin for years ended December 31, 2006 and 2005, was 0.51 percent, respectively, for both years. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.64 percent and 0.65 percent, respectively.

        Interest paid and received on economic hedges, are classified as net gain (loss) on derivatives and hedging activities in other income. As discussed in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a gain (loss) of $1.2 million and $(1.7 million) for the years ended December 31, 2006 and 2005, respectively.

        Additional information about the Bank's use of derivative instruments to manage interest-rate risk is provided in the Risk Management—Market and Interest-Rate Risk section of this report.

Other Income (Loss) and Operating Expenses

        Gains attributable to the ineffectiveness of hedging derivatives were $10.4 million for the year ended December 31, 2006, versus $9.5 million loss in the year ended December 31, 2005. A portion of this favorable ineffectiveness was attributable to the recapture of unrealized losses that were attributable to hedge ineffectiveness that occurred in prior periods as hedges expired. Moreover, during the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. As a result of this error, certain amounts of hedge ineffectiveness had been incorrectly deferred in other comprehensive income rather than being recorded in the income statement. The cumulative amount of the error through the end of the third quarter of 2006 was $6.4 million, or $4.7 million after assessments. Management has determined that the effect of this error was immaterial to prior periods, and as such, the cumulative effect of this error was recorded in the income statement during the fourth quarter of 2006. The correction has resulted in an increase of $6.4 million to net gain (loss) on derivatives and hedging activities in other income.

        Additionally during the second quarter of 2005, the Bank evaluated its estimation methodology for determining the fair-value hedge adjustments for certain CO bonds for which interest-rate swaps were designated as hedges of changes in fair value due to changes in the benchmark interest rate under SFAS 133. As a result of this evaluation, we have changed the estimation methodology in favor of a method that we believe more accurately calculates the fair value of the hedged item.

        Management determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of June 30, 2005, and was reflected as a change in estimate. As of June 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $9.4 million ($6.9 million after assessments), which has been recorded in net (loss) gain on derivatives and hedging activities in other income.

        Losses on early extinguishment of debt totaled $215,000 and $13.9 million for the years ended December 31, 2006 and 2005, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. During the years ended December 31, 2006 and 2005, the Bank extinguished debt with book values totaling $2.0 million and $280.9 million, respectively.

        For the years ended December 31, 2006 and 2005, net unrealized losses on trading securities of $1.6 million and $7.6 million, respectively, were recognized. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank's risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $343,000 and $5.3 million for the years ended December 31, 2006 and 2005, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which totaled a gain of $1.2 million and a loss of $1.9 million for the years ended December 31, 2006 and 2005, respectively.

        For the year ended December 31, 2006, total operating expenses increased $2.1 million from 2005. This increase was mainly due to a $1.9 million increase in salaries and benefits and a $207,000 increase in occupancy costs and other operating expenses. The $1.9 million increase in salaries and benefits is due primarily to a $1.8 million increase in salary expenses attributable to planned staffing increases and annual merit increases, as well as approximately $406,000 attributable to employee benefits. The increases were offset by a decrease in incentive compensation and employee award programs of $358,000, which were mainly attributable to staff turnover. At December 31, 2006, staffing levels increased 4.7 percent to 190.0 full-time equivalent positions compared to 181.5 full-time equivalent positions at December 31, 2005.

        Occupancy costs and other operating expenses increased $207,000. The major components of this increase included the following:

  •
  occupancy costs increased $336,000;

  •
  travel expenses increased $96,000;

  •
  depreciation of furniture and equipment increased $353,000 due to planned furniture and equipment purchases during 2005 and 2006;

  •
  contractual services increased $236,000 due to an increase in departmental projects; and

        The above increases were offset by a $354,000 decline in professional fees related to costs of implementing information systems in 2005, and a $481,000 decrease in temporary help, which had been utilized in 2005 to assist with implementing systems and procedures to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        The cost of operating the Finance Board and the Office of Finance totaled $3.3 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively, and is included in other expense.

FINANCIAL CONDITION

Advances

        At December 31, 2007, the advances portfolio totaled $55.7 billion, an increase of $18.3 billion compared with a total of $37.3 billion at December 31, 2006. This increase was primarily the result of an $18.1 billion increase in fixed-rate advances and most of this growth occurred in the latter half of 2007. The increase was concentrated in short-term advances, which increased $14.1 billion as members increased their borrowings during 2007 in response to their own balance-sheet demands. The $18.3 billion increase in advances was largely attributable to the activity of a few of the Bank's largest advance-holding members. In part, the growth was reflective of a nationwide trend of advance growth at the FHLBanks during the second half of 2007, as the U.S. banking industry faced significant liquidity tightening during this period. At December 31, 2007, 44.3 percent of total advances outstanding had original maturities of greater than one year, compared with 54.7 percent as of December 31, 2006.

        The following table summarizes advances outstanding at December 31, 2007 and 2006, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31,
	2007		2006
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$61,496	4.64%	$8,285	5.66%
2007	—	—	21,541,880	5.12
2008	35,745,494	4.65	4,424,213	4.67
2009	6,801,904	4.59	3,811,448	4.91
2010	3,883,697	4.89	2,348,233	5.06
2011	1,974,447	4.88	1,984,555	4.92
2012	1,966,414	4.54	744,391	4.51
Thereafter	4,951,427	4.45	2,495,753	4.61

Total par value	55,384,879	4.65%	37,358,758	4.98%
Premium	4,278		4,031
Discount	(17,861)		(13,413)
SFAS 133 hedging adjustments	308,444		(7,251)

Total	$55,679,740		$37,342,125

        Advances originated by the Bank are recorded at par. However, the Bank may record premiums or discounts on advances in the following cases:

  •
  Advances may be acquired from another FHLBank when a member of the Bank acquires a member of another FHLBank. In these cases, the Bank may purchase the advance from the other FHLBank at a price that results in a fair market yield for the acquired advance.

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

  •
  When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance.

        There were no transfers of advances between the Bank and other FHLBanks during the years ended December 31, 2007 and 2006.

        As of December 31, 2007, SFAS 133 hedging adjustments increased $315.7 million from December 31, 2006. Lower market-interest rates at the end of 2007 as compared to the end of 2006 have resulted in a higher estimated fair value of the hedged advances.

        The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At December 31, 2007, and December 31, 2006, the Bank had outstanding callable advances of $30.0 million. The following table summarizes advances outstanding at December 31, 2007 and 2006, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2007	2006
Overdrawn demand-deposit accounts	$61,496	$8,285
2007	—	21,571,880
2008	35,775,494	4,424,213
2009	6,801,904	3,811,448
2010	3,883,697	2,348,233
2011	1,944,447	1,954,555
2012	1,966,414	744,391
Thereafter	4,951,427	2,495,753

Total par value	$55,384,879	$37,358,758

        The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At December 31, 2007 and 2006 the Bank had putable advances outstanding totaling $8.0 billion and $5.4 billion, respectively. The following table summarizes advances outstanding at December 31, 2007, and December 31, 2006, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31,
	2007	2006
Overdrawn demand-deposit accounts	$61,496	$8,285
2007	—	25,745,480
2008	41,613,769	4,476,013
2009	7,260,154	3,320,798
2010	2,681,797	1,120,083
2011	1,336,647	1,105,255
2012	987,864	431,791
Thereafter	1,443,152	1,151,053

Total par value	$55,384,879	$37,358,758

        The following table summarizes advances outstanding by product type at December 31, 2007 and 2006.

Advances Outstanding By Product Type
(dollars in thousands)

	December 31, 2007		December 31, 2006
	Balance	Percent of Total	Balance	Percent of Total
Overnight advances	$1,363,868	2.5%	$1,036,669	2.8%
Fixed-rate advances
Short-term	29,377,410	53.0	15,231,027	40.8
Long-term	10,088,175	18.2	8,418,729	22.5
Amortizing	2,381,301	4.3	2,593,183	6.9
Putable	7,939,325	14.3	5,405,500	14.5
Callable	30,000	0.1	30,000	0.1

	49,816,211	89.9	31,678,439	84.8
Variable-rate advances
Simple variable	4,158,800	7.5	4,643,650	12.4
Putable, convertible to fixed	46,000	0.1	—	—

	4,204,800	7.6	4,643,650	12.4
Total par value	$55,384,879	100.0%	$37,358,758	100.0%

        The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank's member institutions. At December 31, 2007, the Bank had advances outstanding to 353, or 77.2 percent, of its 457 members. At December 31, 2006, the Bank had advances outstanding to 364, or 78.3 percent, of its 465 members.

        The Bank's advances are concentrated to institutions in the financial services industry. The following table provides a summary of advances outstanding to the Bank's members by member institution type.

Advances Outstanding by Member Type
(dollars in millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other(1)	Total Par Value
December 31, 2007	$35,692.0	$16,286.0	$2,518.1	$757.8	$131.0	$55,384.9
December 31, 2006	18,585.7	15,834.0	1,773.3	938.4	227.4	37,358.8
December 31, 2005	20,582.6	14,233.3	1,802.7	1,134.8	295.2	38,048.6
December 31, 2004	14,564.0	11,814.9	1,427.6	1,079.8	1,060.0	29,946.3
December 31, 2003	7,399.4	15,720.1	1,157.8	1,004.8	103.1	25,385.2

(1)
"Other" includes advances of former members involved in mergers with nonmembers where the resulting institution is not a member of the Bank, as well as advances outstanding to eligible nonmember housing associates.

Top Five Advance-Holding Members
(dollars in millions)

			As of December 31, 2007
						Advances Interest Income for the Year Ended December 31, 2007
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted- Average Rate(1)
Bank of America Rhode Island, N.A.	Providence	RI	$23,772.5	42.9%	4.74%	$698.9
RBS Citizens, N.A.(2)	Providence	RI	6,242.0	11.3	4.62	432.6
NewAlliance Bank	New Haven	CT	2,127.4	3.8	4.84	92.0
Webster Bank	Waterbury	CT	1,044.2	1.9	4.45	38.3
MetLife Insurance Company of Connecticut	Hartford	CT	725.0	1.3	4.98	41.8

(1)
Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

(2)
During 2007, five of the Bank's members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank advances outstanding to these five member institutions were transferred to RBS Citizens, N.A. The advances interest income amount for the year ended December 31, 2007, represents income earned from all of these affiliated member institutions, whether occurring prior to or after the merger.

        The Bank prices advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with regulations, the Bank prices its advance products in a consistent and nondiscriminatory manner to all members. However, the Bank may price its products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. We are in the process of reviewing whether certain advances to one of our larger members were in compliance with our policies regarding the pricing of such advances. We are not presently able to conclude whether such member received treatment inconsistent with these policies or if any modifications to our policies or procedures are necessary. Differences in the weighted-average rates of advances outstanding to the five largest members noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

        Prepayment Fees.    Advances with a maturity of six months or less may not be prepaid, whereas advances with a term to maturity greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the year ended December 31, 2007, advances totaling $938.3 million were prepaid, resulting in gross prepayment-fee income of $4.4 million, which was partially offset by a $1.4 million loss related to fair-value hedging adjustments. For the year ended December 31, 2006, advances totaling $1.6 billion were prepaid, resulting in gross prepayment-fee income of $1.8 million, which was partially offset by a $117,000 loss related to fair-value hedging adjustments and a $778,000 premium write-off on those prepaid advances. Advance prepayments may increase as a result of changes in interest rates or other factors. A declining interest-rate environment may result in an increase in prepayment fees but also a reduced rate of return on the Bank's interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank's future earnings is unpredictable.

Investments

        At December 31, 2007, investment securities and short-term money-market instruments totaled $17.9 billion, compared with $15.2 billion at December 31, 2006. The growth in investments was due to an increase of $4.4 billion in interest-bearing deposits in banks, and a $641.7 million increase in held-to-maturity securities. These were offset by a $2.8 billion decline in securities purchased under agreements to resell. Consistent with Finance Board requirements and Bank policy, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital as measured at the previous monthend. At December 31, 2007 and 2006, the Bank's MBS and SBA holdings represented 226 percent and 292 percent of capital, respectively.

        The Bank classifies most of its investments as held to maturity. However, from time to time, the Bank invests in certain securities and simultaneously enters into matched-term interest-rate swaps to achieve a LIBOR-based variable yield, particularly when the Bank can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than it can earn between the bond's fixed yield and comparable-term fixed-rate debt. Because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security, the Bank classifies these investments as available-for-sale. The Bank also classifies certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carries them at fair value. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates the Bank's liquidity needs.

        Additional financial data on the Bank's investment securities as of December 31, 2007, 2006, and 2005, are included in the following tables.

Trading Securities
(dollars in thousands)

	December 31,
	2007	2006	2005
Mortgage-backed securities
U.S. government guaranteed	$32,827	$42,677	$55,026
Government-sponsored enterprises	47,754	63,685	85,776
Other	32,288	45,000	75,776

Total	$112,869	$151,362	$216,578

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Supranational banks	$350,603	$396,341	$351,299	$382,484	$351,955	$397,907
U.S. government corporations	213,485	237,204	213,654	225,615	213,812	230,575
Government-sponsored enterprises	143,586	156,064	184,342	191,547	184,694	196,304
Other FHLBanks' bonds	—	—	14,685	14,716	14,800	15,009

	707,674	789,609	763,980	814,362	765,261	839,795
Mortgage-backed securities
Government-sponsored enterprises	269,248	274,150	172,619	173,696	173,554	176,693

Total	$976,922	$1,063,759	$936,599	$988,058	$938,815	$1,016,488

        Unrealized losses—Supranational Banks and Government-Sponsored Enterprises.    Within the supranational banks and government-sponsored enterprises categories of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $301,000 and $581,000, respectively, as of December 31, 2007. Management believes that these unrealized losses are the result of the current interest-rate environment and illiquidity in the credit markets. Management has reviewed its available-for-sale investments and has determined that all unrealized losses are temporary given the creditworthiness of the issuers. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets, and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        Mortgage-Backed Securities.    Within the government-sponsored enterprises category of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $3.6 million as of December 31, 2007. Management believes that the unrealized losses on the Bank's investment in MBS securities is the result of the current interest-rate environment and illiquidity in the credit markets. All of these MBS are issued and guaranteed by a GSE. Management has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets, and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        The maturities, fair value, and weighted-average yields of non-MBS classified as available-for-sale as of December 31, 2007, are provided in the following table.

Redemption Terms of Available-for-Sale Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
Supranational banks	$—	—%	$—	—%	$—	—%	$350,603	6.79%	$350,603
U.S. government corporations	—	—	—	—	—	—	213,485	6.15	213,485
Government-sponsored enterprises	29,913	5.50	24,984	4.25	—	—	88,689	6.11	143,586

Total	$29,913	5.50%	$24,984	4.25%	$—	—%	$652,777	6.49%	$707,674

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency obligations	$51,634	$53,465	$62,823	$63,702	$76,457	$78,838
State or local housing-finance-agency obligations	299,653	287,228	315,545	317,914	344,372	354,366

	351,287	340,693	378,368	381,616	420,829	433,204
Mortgage-backed securities:
U.S. government guaranteed	13,661	14,297	16,226	16,669	19,968	20,652
Government-sponsored enterprises	1,658,407	1,682,370	1,022,039	1,020,801	1,188,410	1,198,000
Other	5,924,526	5,748,175	5,889,558	5,888,922	4,699,465	4,698,418

	7,596,594	7,444,842	6,927,823	6,926,392	5,907,843	5,917,070
Total	$7,947,881	$7,785,535	$7,306,191	$7,308,008	$6,328,672	$6,350,274

        State or Local Housing-Finance-Agency Obligations.    Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $14.8 million as of December 31, 2007. Management has reviewed the state or local housing-finance-agency obligations and has determined that the unrealized losses are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets, and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        Mortgage-Backed Securities.    Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $181.5 million as of December 31, 2007. Management believes that while credit concerns have arisen concerning the rise in delinquencies and foreclosures of mortgage loans underlying these securities as well as the deterioration in house prices, a significant portion of the MBS price deterioration is due to the illiquid nature of the current MBS market. The Bank has conducted extensive stress testing on the MBS portfolio under various foreclosure and loss severity scenarios. The results of the stress testing indicate that due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS portfolio at this time. Accordingly, management has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for securities issued by a U.S. government agency or GSE, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        The maturities, amortized cost, and weighted-average yields of non-MBS classified as held-to-maturity as of December 31, 2007, are provided in the following table.

Redemption Terms of Held-to-Maturity Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
U.S. agency obligations	$—	—%	$—	—%	$—	—%	$51,634	6.05%	$51,634
State or local housing-finance-agency obligations	1,020	7.32	7,793	7.18	3,743	6.94	287,097	5.65	299,653

Total	$1,020	7.32%	$7,793	7.18%	$3,743	6.94%	$338,731	5.71%	$351,287

        At December 31, 2007, the Bank held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Issuers with Total Book Value greater than 10% of Total Capital
(dollars in thousands)

Name of Issuer	Book Value(1)	Fair Value
Non-Mortgage-backed securities:
Inter-American Development Bank	$396,341	$396,341
Federal National Mortgage Association	125,749	125,749
Mortgage-backed securities:
Federal National Mortgage Association	$1,541,145	$1,561,998
Federal Home Loan Mortgage Corporation	439,166	442,275

    (1)
    Book value for trading securities and available-for-sale securities represents fair value. Book value for held-to-maturity securities represents amortized cost.

        The Bank's MBS investment portfolio consists of the following categories of securities as of December 31, 2007 and 2006.

Mortgage-Backed Securities

	December 31,
	2007	2006
Nonfederal agency residential mortgage-backed securities	69%	72%
U.S. agency residential mortgage-backed securities	25	18
Nonfederal agency commercial mortgage-backed securities	5	9
Home-equity loans	1	1

Total mortgage-backed securities	100%	100%

Mortgage Loans

        Under the MPF program, the Bank invests in fixed-rate mortgages that are purchased from members that are PFIs. The Bank manages the liquidity, interest-rate, and prepayment-option risks of the mortgages, while the member retains the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on loans generated through the program, for which they receive a CE fee.

        Mortgage loans as of December 31, 2007, totaled $4.1 billion, a decrease of $410.9 million from the December 31, 2006, balance of $4.5 billion. As of December 31, 2007, 103 of the Bank's 457 members have been approved to participate in the MPF program. The decrease in the mortgage-loan portfolio is mainly attributable to the reduction in the volume of mortgage-loan purchases, including the absence of purchases from Balboa Reinsurance Company, previously the Bank's largest volume PFI, since April 2006. Mortgage-loan purchases amounted to $173.8 million par value, for the year ending December 31, 2007, which represents a decline of 33.5 percent from the total loan purchases of $261.4 million par value for the year ending December 31, 2006. The Bank did not sell loan participations to the FHLBank of Chicago during 2007. For the year ended December 31, 2006, the Bank sold 29.5 percent of total mortgage loans acquired as participations to the FHLBank of Chicago. The decline in loan purchases is the result of the Bank's decision not to enter large master commitments with PFIs due to the relatively unattractive spreads available on purchased mortgage loans and the inability to sell participation interests in these loans to the FHLBank of Chicago.

        The following table presents information relating to the Bank's mortgage portfolio for the five-year period ended December 31, 2007.

Mortgage Loans Held in Portfolio
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Real estate
Fixed-rate 15-year single-family mortgages	$1,129,572	$1,321,762	$1,480,555	$1,267,861	$1,355,068
Fixed-rate 20- and 30-year single-family mortgages	2,938,886	3,152,175	3,370,391	2,697,010	3,118,436
Premiums	35,252	42,274	51,501	52,365	69,150
Discounts	(11,270)	(12,758)	(13,051)	(4,138)	(4,829)
Deferred derivative gains and losses	(1,001)	(1,146)	(1,059)	262	190

Total mortgage loans held for investment	4,091,439	4,502,307	4,888,337	4,013,360	4,538,015
Less: allowance for credit losses	(125)	(125)	(1,843)	(1,379)	(1,317)

Total mortgage loans, net of allowance for credit losses	$4,091,314	$4,502,182	$4,886,494	$4,011,981	$4,536,698

Volume of mortgage-loan purchases
Conventional loans
Original MPF	$122,487	$109,905	$220,823	$215,469	$287,987
MPF 125	51,293	41,473	56,474	35,346	279,168
MPF Plus	—	110,032	1,477,647	217,400	1,958,995

Total conventional loans	173,780	261,410	1,754,944	468,215	2,526,150
Government-insured loans
Original MPF for FHA/VA	—	—	—	—	750,303

Total par value purchased	$173,780	$261,410	$1,754,944	$468,215	$3,276,453

Mortgage loans outstanding
Conventional loans
Original MPF	$735,629	$684,482	$642,015	$498,945	$342,103
MPF 125	377,046	361,937	361,050	370,663	402,418
MPF Plus	2,524,915	2,914,273	3,219,238	2,235,531	2,548,576

Total conventional loans	3,637,590	3,960,692	4,222,303	3,105,139	3,293,097
Government-insured loans
Original MPF for FHA/VA	430,868	513,245	628,643	859,732	1,180,407

Total par value outstanding	$4,068,458	$4,473,937	$4,850,946	$3,964,871	$4,473,504

        The FHLBank of Chicago, which acts as the MPF provider and provides operational support to the MPF Banks and their PFIs, calculates and publishes daily prices, rates, and fees associated with the various MPF products. The Bank has the option, on a daily basis, to opt out of participation in the MPF program. To date, the Bank has never opted out of daily participation. The FHLBank of Chicago had advised the Bank that, until further notice, it would no longer purchase participation interests in MPF loans acquired by other MPF Banks including the Bank. As a result, (1) the FHLBank of Chicago will not purchase participation interests in loans originated by the Bank's PFIs, and (2) in the event that the Bank elects to opt out of purchasing MPF loans on a given day, the FHLBank of Chicago will forgo its option to purchase 100 percent of the loans originated by the Bank's PFIs on that date. Given currently available information, market conditions, and the Bank's financial management strategies for the MPF loan portfolio, the Bank's management does not believe that this business decision by the FHLBank of Chicago will have any material impact on the Bank's results of operations or financial condition, although it could from time to time require the Bank to restrict the volume of loans that it purchases from its PFIs. However, under different business conditions, the decision could have a material impact on the Bank's results of operations and financial condition. For example, if the Bank elected to opt out of purchasing MPF loans, it could adversely affect customer relationships and future business flows.

        The following table presents the Bank's retained mortgage-loan purchases from PFIs that represent greater than 10 percent of total mortgage-loan purchases.

Mortgage-Loan Purchases from PFIs
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Balboa Reinsurance Company, a subsidiary of Countrywide Financial Corporation
Dollar amount purchased	$—	$110,032	$1,448,995	$402,097	$2,298,936
Percent of total mortgage-loan purchases	—%	42%	83%	86%	70%
Newtown Savings Bank
Dollar amount purchased	$42,106	$34,786	$46,846	$1,558	$1,666
Percent of total mortgage-loan purchases	24%	13%	3%	—%	—%
Webster Bank(1)
Dollar amount purchased	$—	$—	$28,652	$—	$410,362
Percent of total mortgage-loan purchases	—%	—%	2%	—%	13%

(1)
Loans sold to the Bank in 2003 were purchased from First Federal Saving Bank of America, which was subsequently acquired by Webster Bank during the second quarter of 2004. Webster Bank then resumed selling loans to the Bank in 2005.

        As of December 31, 2007, Countrywide Financial Corporation, the holding company of Balboa Reinsurance Company, and Webster Bank individually service more than five percent of the Bank's outstanding mortgage loans. Countrywide Financial Corporation services approximately 65.7 percent of the Bank's mortgage loans and Webster Bank services approximately 6.8 percent. Webster Bank is also one of the Bank's five largest advance borrowers. Neither of these members has received preferential pricing on the mortgage loans we purchased from them as compared to any other member.

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

Summary of MPF Loan Repurchases
(dollars in thousands)

	For The Years Ended December 31,
	2007	2006	2005	2004	2003
Conventional loans	$963	$2,903	$689	$5,931	$887
Government-insured loans	2,373	2,743	276	1,901	225

Total	$3,336	$5,646	$965	$7,832	$1,112

        The increase in loan repurchases during 2006 noted in the above table resulted from a large increase in volume of repurchases by Countrywide Financial Corporation. The increase in loan repurchases during 2004 resulted in part from guidance received from the Finance Board in May 2003, which stated that FHLBanks were prohibited from purchasing loans that could not be putatively rated by an NRSRO. For example, loans subject to the Georgia Fair Lending Act, an anti-predatory lending law with liability to loan assignees when it became effective in 2003, were not putatively rated. In an effort to detect loans that may have been subject to the Georgia statute, various document deficiencies were discovered by the Bank through its quality control process. Under the MPF Origination and Servicing Guides and related agreements, the PFI was required to repurchase those loans.

        The following tables present the scheduled repayments for mortgage loans outstanding at December 31, 2007 and 2006.

Redemption Terms of Mortgage Loans
As of December 31, 2007
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$122,337	$606,062	$2,909,191	$3,637,590
Fixed-rate government-insured loans	9,258	43,073	378,537	430,868

Total par value	$131,595	$649,135	$3,287,728	$4,068,458

Redemption Terms of Mortgage Loans
As of December 31, 2006
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$143,006	$646,407	$3,171,279	$3,960,692
Fixed-rate government-insured loans	10,615	49,344	453,286	513,245

Total par value	$153,621	$695,751	$3,624,565	$4,473,937

        Allowance for Credit Losses on Mortgage Loans.    The allowance for credit losses on mortgage loans was $125,000 at both December 31, 2007 and 2006. See Critical Accounting Estimates—Allowance for Loan Losses for a description of the Bank's methodology for estimating the allowance for loan losses. The Bank recognized a total of $9,000 in net recoveries for 2007 as compared to $14,000 in net charge-offs for 2006. The ratio of net charge-offs to average loans outstanding was less than one basis point for the years ended December 31, 2007 and 2006.

        The following table presents the Bank's allowance for credit losses activity.

Allowance for Credit Losses Activity
(dollars in thousands)

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
Balance at January 1	$125	$1,843	$1,379	$1,317	$1,334
Charge-offs	—	(14)	(38)	(91)	(22)
Recoveries	9	—	—	30	—

Net recoveries (charge-offs)	9	(14)	(38)	(61)	(22)
(Reduction of) provision for credit losses	(9)	(1,704)	502	123	5

Balance at December 31	$125	$125	$1,843	$1,379	$1,317

        The following table presents the Bank's allocation of allowance for credit losses activity.

Allocation of Allowance for Credit Losses
(dollars in thousands)

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Conventional loans	$125	89.4%	$125	88.5%	$1,843	87.0%	$1,379	78.3%	$1,317	73.6%
Government-insured loans	—	10.6	—	11.5	—	13.0	—	21.7	—	26.4

Total	$125	100.0%	$125	100.0%	$1,843	100.0%	$1,379	100.0%	$1,317	100.0%

        The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at December 31, 2007 and December 31, 2006, are provided in the following tables.

Summary of Delinquent Mortgage Loans
As of December 31, 2007
(dollars in thousands)

Days Delinquent	Conventional	Government- Insured(1)	Total
30 days	$37,231	$18,074	$55,305
60 days	6,333	6,902	13,235
90 days or more and accruing	—	10,723	10,723
90 days or more and nonaccruing	7,982	—	7,982

Total delinquencies	$51,546	$35,699	$87,245

Total par value of mortgage loans outstanding	$3,637,590	$430,868	$4,068,458

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.42%	8.29%	2.14%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.22%	2.49%	0.46%

(1)
Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans
As of December 31, 2006
(dollars in thousands)

Days Delinquent	Conventional	Government- Insured(1)	Total
30 days	$40,214	$24,592	$64,806
60 days	5,279	8,730	14,009
90 days or more and accruing	—	8,544	8,544
90 days or more and nonaccruing	4,796	—	4,796

Total delinquencies	$50,289	$41,866	$92,155

Total par value of mortgage loans outstanding	$3,960,692	$513,245	$4,473,937

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.27%	8.16%	2.06%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.12%	1.66%	0.30%

(1)
Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

        The Bank's mortgage-loan portfolio is geographically diversified across all 50 states and Washington, D.C., and no single zip code represented more than one percent of outstanding mortgage loans at December 31, 2007, and December 31, 2006. The Bank observes little correlation between the geographic locations of loans and delinquency and there is no concentration of delinquent loans in any particular geographic area.

        Loan-Portfolio Analysis.    The Bank's par value of outstanding mortgage loans, nonperforming loans, and loans 90 days or more past due and accruing interest for the five-year period ended December 31, 2007, are provided in the following table.

Loan-Portfolio Analysis
(dollars in thousands)

	As of December 31,
	2007	2006	2005	2004	2003
Real-estate mortgages	$4,068,458	$4,473,937	$4,850,946	$3,964,871	$4,473,504

Nonperforming real-estate mortgages	$7,982	$4,796	$6,387	$2,708	$1,426

Real-estate mortgages past due 90 days or more and still accruing(1)	$10,723	$8,544	$6,788	$663	$261

Interest contractually due during the period	$442	$294	$388	$205	$119
Interest actually received during the period	420	278	349	177	108

Shortfall	$22	$16	$39	$28	$11

(1)
Only government-guaranteed loans (for example, FHA, VA) continue to accrue interest after 90 or more days delinquent.

        As of December 31, 2007 and 2006, loans in foreclosure were $5.3 million and $4.5 million, respectively, and real-estate owned (REO) was $2.2 million and $1.3 million, respectively. REO is recorded on the statement of condition in other assets.

        Sale of REO Assets.    During the years ended December 31, 2007, 2006, and 2005 the Bank sold REO assets with a recorded book value of $3.7 million, $932,000, and $1.1 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains (losses) totaling $112,000, $(19,000), and $104,000 on the sale of REO assets during the years ended December 31, 2007, 2006, and 2005, respectively. Gains and losses on the sale of REO assets are recorded in other income.

        The following tables provide the portfolio characteristics of mortgage loans held by the Bank.

Characteristics of the Bank's Mortgage-Loan Portfolio(1)

	December 31,
	2007	2006
Loan-to-value ratio at origination
≤ 60.00%	47%	47%
60.01% to 70.00%	13	13
70.01% to 80.00%	18	17
80.01% to 90.00%	12	12
Greater than 90.00%	10	11

Total	100%	100%

Weighted average loan-to-value ratio	62%	63%
FICO score(2)
< 620	4%	4%
620 to < 660	7	8
660 to < 700	14	14
700 to < 740	20	20
≥ 740	54	53
Not available	1	1

Total	100%	100%

Weighted average FICO score	735	733

    (1)
    Percentages calculated based on unpaid principal balance at the end of each period.

    (2)
    FICO® is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

        Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of primary MI, from an MI company rated at least double-A or Aa and acceptable to S&P.

Regional Concentration of Mortgage Loans Outstanding(1)

	December 31,
	2007	2006
Regional concentration(2)
Midwest	9%	10%
Northeast	41	38
Southeast	12	13
Southwest	13	13
West	25	26

Total	100%	100%

State concentration(3)
Massachusetts	21%	20%
California	18	19

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

        First-Loss Account.    The Bank's conventional mortgage-loan portfolio currently consists of three MPF products: Original MPF, MPF 125, and MPF Plus, which differ from each other in the way the first-loss account is determined, as described in Item 1—Business—Mortgage-Loan Finance.

        The aggregated amount of the first-loss account is memorialized and tracked but is neither recorded nor reported as a loan-loss reserve in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's CE, then to the Bank after the member's CE obligation has been met. At December 31, 2007 and 2006, the amount of FLA remaining for losses was $29.9 million and $25.7 million, respectively. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE fees otherwise paid to our PFIs.

Debt Financing—Consolidated Obligations

        At December 31, 2007 and 2006, outstanding COs, including both CO bonds and CO DNs, totaled $73.4 billion and $53.2 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or use the bond to fund assets with characteristics similar to those of the bond.

        The following is a summary of the Bank's CO bonds outstanding at December 31, 2007 and 2006, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding
by Year of Contractual Maturity
(dollars in thousands)

	December 31,
	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007	$—	—%	$14,211,705	4.45%
2008	11,247,010	4.39	9,091,950	4.51
2009	6,335,475	4.63	3,611,185	4.52
2010	3,218,350	4.57	1,635,770	4.48
2011	1,705,500	4.86	1,289,600	4.81
2012	1,836,080	5.03	1,073,500	4.93
Thereafter	9,310,000	5.74	7,720,500	5.76

Total par value	33,652,415	4.89%	38,634,210	4.76%
Premium	29,577		14,719
Discount	(3,329,419)		(3,009,308)
SFAS 133 hedging adjustments	69,414		(121,179)

Total	$30,421,987		$35,518,442

        CO bonds outstanding at December 31, 2007 and 2006, include issued callable bonds totaling $18.5 billion, and $22.3 billion, respectively. The Bank may also enter into an interest-rate swap (in which the Bank pays variable and receives fixed) with structural characteristics that directly offset the coupon and any embedded call options or other termination features of the bond. The combined sold callable swap and callable debt effectively creates floating-rate funding at rates that are more attractive than other available alternatives.

        The discount associated with CO bonds is primarily attributable to zero-coupon callable bonds. The zero-coupon callable bonds are issued at substantial discounts to their par amounts because they have very long terms with no coupon. The Bank has hedged these bonds with interest-rate swaps, resulting in a LIBOR-based funding rate on the original bond proceeds over the life of the bonds.

        SFAS 133 hedging adjustments on CO bonds increased by $190.6 million during 2007. Lower market-interest rates at the end of 2007, as compared to the end of 2006, resulted in a higher estimated fair value of the hedged CO bonds.

        The following table summarizes CO bonds outstanding at December 31, 2007 and 2006, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2007	2006
2007	$—	$26,892,705
2008	23,076,710	5,871,950
2009	4,140,475	2,176,185
2010	2,293,350	715,770
2011	671,800	569,600
2012	956,080	763,500
Thereafter	2,514,000	1,644,500

Total par value	$33,652,415	$38,634,210

        Interest-Rate-Payment Terms.    The following table details interest-rate-payment terms for CO bonds at December 31, 2007 and 2006.

Consolidated Obligation Bonds by
Interest-Rate-Payment Terms
(dollars in thousands)

	December 31,
	2007	2006
Fixed-rate bonds	$28,377,715	$33,153,210
Zero-coupon bonds	4,209,700	3,686,000
Simple variable-rate bonds	1,000,000	1,000,000
Step-up bonds	65,000	795,000

Total par value	$33,652,415	$38,634,210

        CO DNs are also a significant funding source for the Bank. CO DNs are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO DNs primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO DNs comprised 58.6 percent and 33.3 percent of outstanding COs at December 31, 2007 and 2006, respectively, but accounted for 97.8 percent and 97.7 percent of the proceeds from the issuance of COs during the years ended December 31, 2007 and 2006, respectively, due, in particular, to the Bank's frequent overnight CO DN issuances. Much of the CO DN activity reflects the refinancing of overnight CO DNs, which averaged $3.8 billion during the year ended December 31, 2007, up from an average of $2.4 billion during the year ended December 31, 2006.

        The significant increase in CO DNs outstanding of $25.3 billion at December 31, 2007, compared with December 31, 2006, corresponds with the increase in total assets of $20.8 billion, the majority of which was attributable to short-term advances. There was also a shift from CO bonds to CO DNs due to relatively more favorable spreads in the CO DN market as compared to swapped CO bonds during the year.

        The Bank's outstanding CO DNs, all of which are due within one year, were as follows:

CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
December 31, 2007	$42,988,169	$43,264,750	4.33%
December 31, 2006	17,723,515	17,780,433	5.11

Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Year Ended December 31,
	2007		2006		2005
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$3,764,623	4.79%	$2,399,834	4.91%	$2,125,688	3.01%
Term discount notes	22,013,013	5.00	21,587,566	4.91	15,612,578	3.24

Total discount notes	25,777,636	4.97	23,987,400	4.91	17,738,266	3.22
Bonds	34,953,730	4.95	31,301,707	4.66	28,374,021	3.59

Total consolidated obligations	$60,731,366	4.96%	$55,289,107	4.76%	$46,112,287	3.44%

        The average balances of COs for the year ended December 31, 2007, were higher than the average balances for the year ended December 31, 2006, which is consistent with the increase in total average assets, primarily short-term advances. The average balance of term CO DNs and overnight CO DNs increased $425.4 million and $1.4 billion, respectively, from the prior year. Average balances of CO bonds increased $3.7 billion from the prior year. The average balance of CO DNs represented approximately 42.4 percent of total average COs during the year ended December 31, 2007, as compared with 43.4 percent of total average COs during the year ended December 31, 2006, and the average balance of bonds represented 57.6 percent and 56.6 percent of total average COs outstanding during the years ended December 31, 2007 and 2006, respectively.

        Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank's outstanding COs, including COs held by other FHLBanks, was $1.2 trillion and $952.0 billion at December 31, 2007 and 2006, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. The Bank has not paid any obligations on behalf of the other FHLBanks during the years ended 2007 and 2006.

        The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the two years ended December 31, 2007.

Deposits

        The Bank offers demand and overnight deposits, custodial mortgage accounts, and term deposits to its members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' need to place excess liquidity and can fluctuate significantly. Due to the relatively small size of the Bank's deposit base and the unpredictable nature of member demand for deposits, the Bank does not rely on deposits as a core component of its funding.

        As of December 31, 2007, deposits totaled $774.0 million compared with $1.1 billion at December 31, 2006, a decrease of $350.0 million. This decrease was mainly the result of a lower level of member deposits in the Bank's overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

        For the years ended December 31, 2007, and December 31, 2006, average demand- and overnight-deposit balances were $836.1 million and $583.5 million, respectively, and the average rate paid was 4.75 percent and 4.62 percent, respectively.

        The following table presents term deposits issued in amounts of $100,000 or greater at December 31, 2007 and 2006.

Term Deposits Greater than $100,000
(dollars in thousands)

	December 31,
	2007		2006
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$3,950	4.98%	$3,000	5.09%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months(1)	26,250	4.19	26,250	4.19

Total par value	$30,200	4.29%	$29,250	4.28%

(1)
Represents eight term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

        The board of directors of the Bank may, but is not required to, declare and pay noncumulative dividends in cash, stock, or a combination thereof. Dividends may only be paid from current net earnings or previously retained earnings. See Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding the Bank's dividends.

        Regulatory Capital Requirements.    The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through December 31, 2007, as noted in the following table.

Risk-Based Capital Requirements
(dollars in thousands)

	December 31,
	2007	2006
Permanent capital
Class B capital stock	$3,163,793	$2,342,517
Mandatorily redeemable capital stock	31,808	12,354
Retained earnings	225,922	187,304

Permanent capital	$3,421,523	$2,542,175

Risk-based capital requirement
Credit-risk capital	$167,538	$143,964
Market-risk capital	112,106	119,384
Operations-risk capital	83,893	79,004

Total risk-based capital requirement	$363,537	$342,352

        The Bank's credit-risk-based capital requirement, as defined by the Finance Board's risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and tenor, increased by $23.6 million due to an increase in the Bank's total assets, specifically, the growth in advance balances and money market investments from December 31, 2006 to December 31, 2007. The Bank's market-risk-based capital requirement is equivalent to the Bank's exposure to interest rate shifts as measured by VaR plus any additional capital necessary to maintain the Bank's market value of equity to book value of equity ratio of 85 percent. This ratio was 95.8 percent as of December 31, 2007, and therefore no adjustment to the risk-based capital requirement was required. The Bank's market-risk-based capital requirement decreased by $7.3 million as of December 31, 2007, and was due to a decline in the Bank's VaR. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Market and Interest Rate Risk—Measurement of Market and Interest Rate Risk for additional information. The operations-risk-based capital requirement is calculated at an amount equal to 30 percent of the sum of the credit-risk-based and market-risk-based capital requirements.

        In addition to the risk-based capital requirements, the GLB Act specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements throughout 2006 and 2007, and remained in compliance at December 31, 2007.

        The following table provides the Bank's capital ratios as of December 31, 2007 and 2006.

Capital Ratio Requirements
(dollars in thousands)

	December 31,
	2007	2006
Capital ratio
Minimum capital (4% of total assets)	$3,130,045	$2,298,791
Actual capital (capital stock plus retained earnings)	3,421,523	2,542,175
Total assets	78,251,114	57,469,781
Capital ratio (permanent capital as a percentage of total assets)	4.4%	4.4%
Leverage ratio
Minimum leverage capital (5% of total assets)	$3,912,556	$2,873,489
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,132,284	3,813,262
Leverage ratio (leverage capital as a percentage of total assets)	6.6%	6.6%

        The Bank targets an operating range of 4.0 percent to 5.5 percent for the capital ratio. In general, due to the member stock-purchase requirements, which are based on member activity with the Bank, as member assets increase and decrease, the Bank's capital stock will increase and decrease by a proportionate amount.

Derivative Instruments

        SFAS 133 requires all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value totaled $117.8 million and $128.4 million as of December 31, 2007 and 2006, respectively. Derivative liabilities' net fair value totaled $276.4 million and $120.6 million as of December 31, 2007 and 2006, respectively.

        Effective January 1, 2008, the Bank implemented FSP FIN 39-1, which permits the Bank to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Upon the adoption of FSP FIN 39-1, the Bank will recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented. At December 31, 2007, the Bank held cash collateral, including accrued interest from derivative counterparties totaling $61.2 million classified as deposits in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount will be reclassified to derivative assets or derivative liabilities.

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

        The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $9.6 million and $6.6 million at December 31, 2007, and December 31, 2006, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

        The Bank has entered into derivative contracts with its members in which the Bank acts as an intermediary between the member and a derivative counterparty. Effective March, 2007, the Bank discontinued this program and no longer offers derivatives to its members on an intermediated basis, but will allow existing transactions to remain outstanding until expiration. The Bank also engages in derivatives directly with affiliates of certain of the Bank's members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank's own risk-management purposes and are not related to requests from the Bank's members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Members
(dollars in thousands)

			December 31, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding(1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,305,910	4.48%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	896,500	3.08
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

(1)
The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank's liquidity and capital resources are designed to support these financial strategies. The Bank's primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1—Business—Consolidated Obligations. The Bank's equity capital resources are governed by the capital plan, which is described in the following Capital section.

Liquidity

        The Bank strives to maintain the liquidity necessary to meet member credit demands, repay maturing consolidated obligations, meet other obligations and commitments, and respond to changes in membership composition. The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, and cover unforeseen liquidity demands.

        The Bank is not able to predict future trends in member credit needs since they are driven by complex interactions among a number of factors, including, but not limited to: mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing and availability of advances versus other wholesale borrowing alternatives. However, the Bank regularly monitors current trends and anticipates future debt-issuance needs in an effort to be prepared to fund its members' credit needs and its investment opportunities.

        Short-term liquidity management practices are described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members' daily liquidity needs. Through the Bank's contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank's guarantees and other commitments, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the Bank's joint and several liability for FHLBank COs, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Debt Financing-Consolidated Obligations.

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

Capital

        Total capital as of December 31, 2007, was $3.4 billion, a 33.8 percent increase from $2.5 billion as of December 31, 2006. Total capital as of December 31, 2006, of $2.5 billion, represented a decrease of 5.4 percent from the $2.7 billion as of December 31, 2005.

        The Bank's ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members are required to increase their capital-stock investment in the Bank as their outstanding advances increase. The capital-stock requirement for advances is currently based on the original term to maturity of the advances, as follows:

  •
  3.0 percent for overnight advances;

  •
  4.0 percent for advances with an original maturity greater than overnight and up to three months; and

  •
  4.5 percent for all other advances.

        The Bank's minimum capital-to-assets leverage limit is currently 4.0 percent based on Finance Board requirements. The additional capital stock from higher balances of advances expands the Bank's capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank's purchases of mortgage loans, MBS, and other investments.

        The Bank can also contract its balance-sheet and liquidity requirements in response to members' reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank's capital plan. The Bank's capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented its Excess Stock Repurchase Program to help it manage its capital by reducing the amount of excess capital stock held by members. See Item 1—Business—Capital Resources for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the year ended December 31, 2007, the Bank completed two repurchases of excess capital stock for a combined total of $77.8 million.

        Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. While historically the Bank has repurchased excess stock at a member's request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank's discretion. Also subject to a five-year stock-redemption period are shares of stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $31.8 million and $12.4 million at December 31, 2007, and December 31, 2006, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of December 31, 2007, and December 31, 2006 (dollars in thousands):

Anticipated Stock-Redemption Period	December 31, 2007	December 31, 2006
Due after one year through two years	$4,185	$—
Due after two years through three years	103	6,998
Due after three years through four years	—	103
Due after four years through five years	27,520	5,253

Total mandatorily redeemable capital stock	$31,808	$12,354

        A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year stock-redemption period. The Bank's capital plan provides that the Bank will charge the member a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with Section 7(j) of the FHLBank Act.

        At December 31, 2007 and 2006, members and nonmembers with capital stock outstanding held $233.8 million and $203.0 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of December 31, 2007 and 2006 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement(1)	Outstanding Class B Capital Stock(2)	Excess Class B Capital Stock
December 31, 2007	$489,501	$2,472,449	$2,961,830	$3,195,601	$233,771
December 31, 2006	523,561	1,628,241	2,151,826	2,354,871	203,045

(1)
Total stock investment requirement is rounded up to the nearest hundredth on an individual member basis.

(2)
Class B capital stock outstanding includes mandatorily redeemable capital stock.

        Provisions of the Bank's capital plan are more fully discussed in Note 15 to the Bank's 2007 financial statements.

        Retained Earnings Target.    In December 2007, the Bank's board of directors adopted a revised targeted minimum retained earnings level of the greater of $213.0 million, or the required amount as periodically measured by the Bank's internal retained earnings model, to be achieved by December 31,

2008, which is based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank's balance-sheet composition and on projected market conditions as of December 31, 2008. To the extent that the periodically measured retained earnings requirement as of December 31, 2008, remains below $213.0 million, the targeted minimum retained earnings level is $213.0 million. If the periodically measured retained earnings requirement as of December 31, 2008, exceeds $213.0 million, the remeasured value becomes the new requirement until such time as a subsequent remeasurement falls below $213.0 million. As of December 31, 2007, the Bank had retained earnings of $225.9 million, and its retained earnings model projected a required retained earnings minimum of $165.4 million as of December 31, 2008.

        The Bank's retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank's currently targeted level. If this occurs the Bank would continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

        The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At December 31, 2007, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $363.5 million, which was satisfied by the Bank's permanent capital of $3.4 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2006, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $342.4 million, which was satisfied by the Bank's permanent capital of $2.5 billion.

        The Bank's capital requirements are more fully discussed in Note 15 to the Bank's 2007 financial statements.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

        The Bank's significant off-balance-sheet arrangements consist of the following:

  •
  Commitments that legally bind and obligate the Bank for additional advances.

  •
  Standby letters of credit.

  •
  Commitments for unused lines-of-credit advances.

  •
  Standby bond-purchase agreements with state housing authorities.

  •
  Unsettled consolidated obligations.

        Off-balance-sheet arrangements are more fully discussed in Note 19 to the Bank's 2007 financial statements.

        The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). See Item 1—Business—Assessments for additional information regarding REFCorp and AHP assessments.

        Contractual Obligations.    The following table presents contractual obligations of the Bank as of December 31, 2007.

Contractual Obligations as of December 31, 2007
(dollars in thousands)

	Payment due by period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$33,652,415	$11,247,010	$9,553,825	$3,541,580	$9,310,000
Estimated interest payments on long-term debt(2)	4,460,642	1,251,011	1,360,375	747,555	1,101,701
Operating lease obligations	18,434	3,671	7,346	7,379	38
Purchase obligations(3)	3,963,388	3,963,388	—	—	—
Members' unused lines of credit(4)	1,424,532	1,424,532	—	—	—
Mandatorily redeemable capital stock	31,808	—	4,288	27,520	—
Consolidated obligations traded not settled(5)	819,000	730,000	49,000	—	40,000

Total contractual obligations	$44,370,219	$18,619,612	$10,974,834	$4,324,034	$10,451,739

(1)
Includes CO bonds outstanding at December 31, 2007, at par value, based on contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating rate CO bonds, the interest rate in effect as of December 31, 2007, has been used to project future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(3)
Includes standby letters of credit, unconditional commitments for advances, standby bond-purchase agreements, and commitments to fund/purchase mortgage loans.

(4)
Many of the members' unused lines of credit are not expected to be drawn upon, and therefore the commitment amount does not necessarily represent future cash requirements.

(5)
Payments due by period for COs, which were traded but not settled as of December 31, 2007, represent the eventual maturity of the COs.

CRITICAL ACCOUNTING ESTIMATES

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

        The Bank has identified five accounting estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than temporary impairment analysis. The Bank's audit committee of the board of directors has reviewed these estimates.

Accounting for Derivatives

        Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of the Bank's derivatives are either: 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 2) derivative contracts structured to offset some or all of the risk exposure inherent in its member-lending, mortgage-purchase, investment, and funding activities. Under SFAS 133, the Bank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed by SFAS 133 can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the Bank's reported earnings may exhibit considerable variability. The Bank generally employs hedging techniques that are effective under the hedge-accounting requirements of SFAS 133. However, not all of the Bank's hedging relationships meet the hedge-accounting requirements of SFAS 133. In some cases, the Bank has elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements of SFAS 133, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Board regulation and Bank policy, derivative instruments that do not qualify as hedging instruments pursuant to GAAP may be used only if the Bank documents a nonspeculative purpose.

        A hedging relationship is created from the designation of a derivative financial instrument as either hedging the Bank's exposure to changes in the fair value of a recognized asset, liability, or unrecognized firm commitment, or changes in future variable cash flows attributable to a recognized asset or liability or forecasted transaction. Fair-value hedge accounting allows for the offsetting changes in the fair value of the hedged risk in the hedged item to also be recorded in current period earnings. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO bond provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for the advances and CO bond markets. The Bank defines these market-settlement conventions to be five business days or less for advances and 30 calendar days or less, using a next business day convention, for CO bonds. In such circumstances, although the advance or CO bond will not be recognized in the financial statements until settlement date, the hedge relationship qualifies for applying the shortcut method. We then record changes in the fair value of the derivative and hedged item beginning on the trade date.

        If the hedge does not meet the criteria for shortcut accounting, it is treated as a long-haul fair-value hedge, where the change in the value of the hedged item attributable to changes in the benchmark interest rate must be measured separately from the derivative and effectiveness testing must be performed with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked through current-period earnings without any offset related to the hedged item.

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

        Given that a derivative qualifies for long-haul fair-value hedge-accounting treatment, the most important element of effectiveness testing is the price sensitivity of the derivative and the hedged item in response to changes in interest rates and volatility as expressed by their effective durations. The effective duration will be affected mostly by the final maturity and any option characteristics. In general, the shorter the effective duration, the more likely it is that effectiveness testing would fail. This is because, given a relatively short duration, the floating-rate leg of the swap is a relatively important component of the monthly change in the derivative's estimated fair value, and there is no offsetting floating-rate leg in the hedged item. In this circumstance, the slope criterion is the more likely factor to cause the effectiveness test to fail.

        The fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or mutual optional termination at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity date, the effect of fair values is normally only a timing issue.

        For derivative instruments and hedged items that meet the requirement of SFAS 133 as described above, the Bank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in earnings. As of December 31, 2007, the Bank held derivatives that are marked to market with no offsetting SFAS 133-qualifying hedged item including $429.8 million notional of interest-rate caps and floors, $180.5 million notional of interest-rate swaps, and $9.6 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2007, was an unrealized loss of $1.7 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Change in Fair Value of Undesignated Derivatives
As of December 31, 2007
(dollars in thousands)

	-100 basis points	-50 basis points	+50 basis points	+100 basis points
Change from base case
Interest-rate caps, floors, and swaps	$(1,924)	$(941)	$966	$1,970

        These derivatives economically hedge certain advances, CO bonds, and the trading securities portfolio. Although these economic hedges do not qualify or were not designated for hedge accounting under SFAS 133, they are an acceptable hedging strategy under the Bank's risk-management program. The Bank's projections of changes in value of the derivatives have been consistent with actual experience.

Fair-Value Estimates

        Certain of the Bank's assets and liabilities, including investments classified as available-for-sale and trading, and all derivatives, are presented on the statement of condition at fair value. Fair values play an important role in the valuation of certain Bank assets, liabilities, and derivative transactions. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses.

        The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different models and assumptions as well as changes in market conditions could significantly affect the Bank's financial position and results of operations.

        The fair values for the Bank's derivatives portfolio, hedged items in which the hedged risk is the risk of changes in value attributable to changes in the benchmark LIBOR interest rate, and investments classified as available-for-sale and trading are calculated internally by our Risk Management Department.

        For purposes of estimating the fair value of derivatives and items for which the Bank is hedging the changes in fair value attributable to changes in the designated benchmark interest rate, the Bank employs a valuation model which uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard bootstrapping and smoothing techniques. "Bootstrapping" is the name given to the methodology of constructing a yield curve using shorter-dated instruments to obtain near-term discount factors progressing to longer-dated instruments to obtain the longer-dated discount factors. "Smoothing techniques" refer to the use of parametric equations to estimate a continuous series of discount factors by fitting an equation (representing a curve or line) to discount factors directly observed from market data. The model also calibrates an implied volatility surface from the at-the-money LIBOR cap/floor prices and the at-the-money swaptions prices. The application uses a modified Black-Karasinski process to model the term structure of interest rates.

        Fair values of investments classified as available-for-sale or trading for which quoted market prices are not readily available are determined on the basis of spreads listed in dealer publications or dealer quotations.

Deferred Premium/Discount Associated with Prepayable Assets

        When the Bank purchases MBS, it often pays an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. SFAS 91 establishes accounting guidance that permits the Bank to amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset's estimated life.

        The Bank typically pays more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date. The net purchase premiums paid in accordance with SFAS 91 are then amortized using the constant-effective-yield method over the expected lives of the mortgages as a reduction in their book yields (that is, interest income). Similarly, if the Bank pays less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.

        The Bank estimates prepayment speeds on each individual security using the most recent three months of historical constant prepayment rates, as available, or may subscribe to third-party data services that provide estimates of cash flows, from which the Bank determines expected asset lives. The constant-effective-yield method uses actual historical prepayments received and projected future prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that should be recognized so that the book yield of each MBS is constant for each month until maturity.

        Amortization of mortgage premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also depend on the accuracy of prepayment projections compared with actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and difficult to accurately predict the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. In general, lower interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher interest rates that would tend to decelerate the amortization and accretion of premiums and discounts.

        The effect on net income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2007, 2006, and 2005, was a net reduction of income of $1.3 million, $3.3 million, and $5.4 million, respectively.

Allowance for Loan Losses

        Advances.    The Bank has experienced no credit losses on advances and management currently does not anticipate any credit losses on advances. Based on the collateral held as security for advances, management's credit analyses, and prior repayment history, no allowance for losses on advances is deemed necessary. The Bank is required by statute to obtain sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain types of qualified collateral, which are primarily U.S. government or government-agency securities, residential mortgage loans, deposits in the Bank, and other real-estate-related assets.

        At December 31, 2007, and December 31, 2006, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.

        Mortgage Loans.    The Bank purchases both conventional mortgage loans and FHA/VA mortgage loans under the MPF program. FHA/VA loans are government guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by SMI purchased by the member. The CE is the PFI's potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

        The Bank's allowance for loan-losses methodology estimates the amount of probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank's conventional loan pools is based on an analysis of the migration of the Bank's delinquent loans to default since the inception of the MPF program. The Bank then analyzes the probable loss severity on that portion of the delinquent loans that the migration analysis indicates will default within one year. The combination of these factors, as well as an additional judgmental amount determined by management due to uncertainties inherent in the estimation process, represents the estimated losses from conventional MPF loans. The Bank then applies the risk-mitigating features of the MPF program to the estimated loss.

        The process of determining the allowance for loan losses requires judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Due to variability in the data underlying the assumptions made in the process of determining the allowance for loan losses, estimates of the portfolio's inherent risks will adjust as warranted by changes in the level of delinquency in the portfolio and changes in the economy, particularly the residential mortgage market and fluctuations in house prices. The Bank periodically reviews general economic conditions to determine if the loan-loss reserve is adequate in view of economic or other risk factors that may affect markets in which the Bank's mortgage loans are located. The degree to which any particular change would affect the allowance for loan losses would depend on the severity of the change.

        As of both December 31, 2007 and 2006, the allowance for loan losses on the conventional mortgage-loan portfolio stood at $125,000. The allowance reflects the Bank's estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2007 and 2006.

Other-Than-Temporary Impairment Analysis

        The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which the Bank is exposed in its investments in mortgage-related securities. The Bank's investments in MBS and ABS are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential real estate, the Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other-than temporary.

        The Bank has increased exposure to the risk of loss on its investments in mortgage backed securities when the loans backing the MBS exhibit high rates of delinquency and foreclosure as well as losses on the sale of foreclosed properties. As part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, the Bank employs a third-party model to project the lifetime cash flows that would be passed through to its MBS investments. This model uses defined scenarios regarding borrower default rates expected over the life of the underlying loan pool, expected average percentages of the remaining unpaid principal recovered on foreclosed loans, and expected average prepayment speeds pertaining to the underlying pool of loans. The Bank performs analysis based on expected behavior of the loans and also tests scenarios in which the inputs are stressed beyond expected behavior to an assumed worst case scenario.

        For the rate of default, we use three stressed default scenarios: a) a base scenario derived from historical subprime performance, b) a second scenario which applies more adverse recent subprime behavior to the historical curve, and c) a scenario based on a highly stressed recent subprime investment. Although less than one-percent of the Bank's residential MBS issued by entities other than GSEs is backed primarily by subprime loans, we have applied this default behavior to all such MBS as a means to further stress the Bank's other MBS collateral.

        The second assumption is the prepayment rate applied to performing loans due primarily to refinancing or property sales. Normally, a fast prepayment rate is beneficial to senior class security holders as the Bank's priority positioning allows it to receive cash flows before lower class bond holders. Therefore, a slower prepayment rate represents a conservative or adverse assumption in that our position pays down more slowly, and as a result, the risk exposure due to underlying collateral defaults lasts longer. We have used conservative prepayment assumptions for all MBS analyzed in that the constant prepayment rates (CPRs) used are substantially lower than CPRs experienced on these securities to date.

        Lastly, we have stressed the loss severity for loans going to default in increments of five-percentage points, starting at 20 percent and rising to 40 percent to determine the break point at which the Bank suffers a credit loss. These loss severity assumptions are significantly higher than actual experience on most of these securities. In addition, the high loss severities are applied over the full remaining term of the security.

        The model output includes projected cash flows under the various scenarios, including any shortfalls in the capacity of the underlying collateral to fully return the Bank's original investment, plus accrued interest. Under the base scenario, no losses are expected, while under our assumed worst case scenario, aggregated losses were not material.

RECENT ACCOUNTING DEVELOPMENTS

        SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which resolves issues addressed in Statement 133 Derivatives Implementation Group (DIG) Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG D1. SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. The Bank's adoption of SFAS 155 at January 1, 2007, did not have a material impact on the Bank's earnings or statement of condition upon adoption.

        DIG Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG B40) On December 20, 2006, the FASB issued DIG B40 which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. The Bank's adoption of DIG B40 on January 1, 2007, did not have a material impact on the Bank's earnings or statement of condition.

        SFAS No. 157, Fair Value Measurements (SFAS 157). On September 15, 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

  •
  Level 1—quoted prices in active markets for identical assets or liabilities,

  •
  Level 2—directly or indirectly observable inputs other than quoted prices, and

  •
  Level 3—unobservable inputs.

        SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank's adoption of SFAS 157 on January 1, 2008, did not have a material impact on the Bank's earnings or statement of condition.

        SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159, which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank). Upon adoption of SFAS 159 on January 1, 2008, the Bank did not elect the fair value option for any existing assets or liabilities, and therefore, there was no impact to the Bank's earnings or statement of condition.

        FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. The current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement. This policy will remain in effect following the adoption of FSP FIN 39-1. At December 31, 2007, the Bank held cash collateral, including accrued interest from derivative counterparties totaling $61.2 million classified as deposits in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount was reclassified to derivative assets or derivative liabilities and the Bank does not consider this to have had a material impact to our financial condition.

        DIG Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23). On December 20, 2007, the FASB issued DIG E23 which amends paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. DIG E23 is effective for hedging relationships designated on or after January 1, 2008. The Bank's adoption of DIG E23 on January 1, 2008, did not have a material impact on the Bank's financial condition or results of operations.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Board Issues Advisory Bulletin on Nontraditional and Subprime Residential Mortgage Loans.

        On April 12, 2007, the Finance Board issued Advisory Bulletin 2007-AB-01 (Advisory Bulletin) on nontraditional and subprime residential mortgage loans. The Advisory Bulletin provided that by June 30, 2007, each FHLBank's board of directors should review its existing credit-risk-management policies and adopt any necessary additional policies related to nontraditional and subprime residential mortgage products. The Advisory Bulletin also states that the Finance Board may require periodic reporting of volumes, policies, procedures, and risk-management practices related to these types of residential mortgages. Additionally, each FHLBank should require periodic confirmation from each of its members that is subject to federal or state regulatory oversight that the member is complying with nontraditional residential mortgage and subprime mortgage lending guidance. The Bank's board of directors reviewed the Bank's existing policies in June of 2007. At that time, the board of directors approved the following two changes to the Bank's policies:

  •
  Implemented a process to review MBS that are pledged as collateral for subprime and nontraditional loans; and

  •
  Required members to certify on their periodic Qualified Collateral Reports that the subprime and nontraditional loans that they are pledging as collateral comply with applicable regulatory guidance.

        The board of directors intends to review the Bank's compliance with the Advisory Bulletin on at least an annual basis.

        Management believes the Bank has limited exposure to subprime loans due to its conservative policies pertaining to advances collateral and investments, and low credit risk in the MPF program due to the conservative loan underwriting requirements and credit enhancement structure of this program.

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

U.S. Department of the Treasury to Review GSE Debt Issuance Approval Process.

        The U.S. Department of the Treasury has announced that it will review its process for approving the GSEs' debt issuance. As a result of this review, the approval process could change again, which could affect the amount, timing, structures, and interest costs of the FHLBank System's CO issuances and which, in turn, could affect the FHLBanks' ability to continue to achieve its mission and corporate objectives. At this time, the Bank cannot predict what effects, if any, will result from actions taken as a result of the Treasury's review.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

        All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.2 trillion at December 31, 2007, and $952.0 billion at December 31, 2006.

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

        The following table provides credit ratings of each of the FHLBanks as of February 29, 2008 from S&P and Moody's.

Federal Home Loan Banks
Long-Term and Short-Term Credit Ratings
As of February 29, 2008

	S&P		Moody's
	Long-Term/ Short-Term Rating	Outlook	Long-Term/ Short-Term Rating	Outlook
FHLBank of Atlanta	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Boston	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Chicago	AA+/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Cincinnati	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Dallas	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Des Moines	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Indianapolis	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of New York	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Pittsburgh	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of San Francisco	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Seattle	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Topeka	AAA/A-1+	Stable	Aaa/P-1	Stable

        The Finance Board announced on October 10, 2007, that it had entered into a consensual cease and desist order with the FHLBank of Chicago which requires prior Finance Board approval for capital stock repurchases and redemptions, as well as payments of dividends.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Bank has a comprehensive risk-governance structure. The Bank's Risk-Management Policy identifies seven major risk categories relevant to business activities:

  •
  Credit risk is the risk to earnings or capital of an obligor's failure to meet the terms of any contract with the Bank or otherwise perform as agreed. The Credit Committee oversees credit risk primarily through ongoing oversight and limits on credit exposure.

  •
  Market risk is the risk to earnings or market value of equity (MVE) due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is primarily overseen by the Asset-Liability Committee through ongoing review of VaR and the economic value of capital. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility.

  •
  Liquidity risk is the risk that the Bank may be unable to meet its funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner. The Asset-Liability Committee, through its regular reviews of funding and liquidity, oversees liquidity risk.

  •
  Leverage risk is the risk that the capital of the Bank is not sufficient to support the level of assets. The risk results from the deterioration of the Bank's capital base, a deterioration of the assets, or from overbooking assets. The Bank's treasurer, under the direction of the chief financial officer, provides primary oversight of leverage activity.

  •
  Business risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short-and long-run. Business risk is overseen by the Management Committee through the development of the strategic business plan.

  •
  Operational risk is the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from internal or external events, inclusive of exposure to potential litigation resulting from inappropriate conduct of Bank personnel. The Operational Risk Committee primarily oversees operational risk.

  •
  Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect the Bank's ability to establish new business relationships or to maintain existing business relationships. The Management Committee oversees reputation risk.

        The board of directors defines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank's Risk-Management Policy. The Finance Committee of the board of directors provides additional oversight for market risk and credit risk. The board's Audit Committee provides additional oversight for operational risk. The board of directors also reviews the result of an annual risk assessment conducted by management for its major business processes.

        Management further delineates the Bank's risk appetite for specific business activities and provides risk oversight through the following committees:

  •
  Management Committee is the Bank's overall risk-governance, strategic-planning, and policymaking group. The committee, which is comprised of the Bank's senior officers, reviews and recommends to the board of directors for approval all revisions to major policies of the organization. All decisions by this committee are subject to final approval by the president of the Bank.

  •
  Asset-Liability Committee is responsible for approving policies and risk limits for the management of market risk, including liquidity and options risks. The Asset-Liability Committee also conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance the Bank's financial performance within established risk limits consistent with the strategic business plan.

  •
  Credit Committee oversees the Bank's credit-underwriting functions and collateral eligibility standards. The committee also reviews the creditworthiness of the Bank's investments, including purchased mortgage assets, and oversees the classification of the Bank's assets and the adequacy of its loan-loss reserves.

  •
  Operational Risk Committee reviews and assesses the Bank's exposure to operational risks and determines tolerances for potential operational threats that may arise from new products and services. The committee may also discuss operational exceptions and assess appropriate control actions to mitigate reoccurrence and improve future detection.

  •
  Information Technology and Security Oversight Committee provides senior management oversight and governance of the information technology, information security, and business-continuity functions of the Bank. The committee approves the major priorities and overall level of funding for these functions, within the context of the Bank's strategic business priorities and established risk-management objectives.

        This list of internal management committees or their respective missions may change from time to time based on new business or regulatory requirements.

Credit Risk

        Credit Risk—Advances.    The Bank minimizes credit risk on advances by monitoring the financial condition of its borrowing entities and by holding sufficient collateral to protect itself from losses. The Bank is prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral to secure the advance. The Bank has never experienced a credit loss on an advance.

        The Bank closely monitors the financial condition of all members and non member borrowers by reviewing available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members' regulatory examination reports. The Bank analyzes this information on a regular basis. Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-collateral status, or delivery-collateral status.

        The Bank assigns members that it has determined are in good financial condition to blanket-lien status. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. In addition effective February 14, 2008, members whose total advances exceed 50 percent of assets will be placed in listing-collateral status or if necessary delivery-collateral status with the Bank. The Bank assigns members that it has determined are financially weak to delivery-collateral status as well as all insurance company members that have an NRSRO long-term debt rating lower than BBB-, insurance company members that do not have an NRSRO long-term debt rating, and all non-member borrowers. Additionally, housing associates are placed in delivery-collateral status.

        The assignment of a member to a collateral status category reflects the Bank's increasing level of control over the collateral pledged by the member as a member's financial condition deteriorates. When the Bank classifies a member as being in blanket-lien status the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in blanket-lien status must specifically list with the Bank all mortgage loan collateral other than loans secured by first mortgage loans on owner-occupied one- to four-family residential property. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage loan collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank, the Bank's approved safekeeping agent, or held by a member's securities corporation. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank's approved safekeeping agent.

        The Bank's agreements with its borrowers require each borrowing entity to pledge sufficient eligible collateral to the Bank to fully secure all outstanding extensions of credit, including cash advances, accrued interest receivable, standby letters of credit, MPF credit enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the FHLBank Act. In accordance with the FHLBank Act, the Bank accepts the following assets as collateral:

  •
  Fully disbursed, whole first mortgages on improved residential property (not more than 45 days delinquent), or securities representing a whole interest in such mortgages;

  •
  Securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Corporation, and the Government National Mortgage Association);

  •
  Cash or deposits of an FHLBank;

  •
  Other real-estate-related collateral acceptable to the Bank if such collateral has a readily ascertainable value and the Bank can perfect its interest in the collateral.

        In addition, in the case of any Community Financial Institution, as defined in accordance with the FHLBank Act, the Bank may accept secured loans for small business and agriculture, or securities representing a whole interest in such secured loans.

        In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, the Bank applies a discount to the book value or market value of pledged collateral to establish the lending value of the collateral to the Bank. Collateral that the Bank has determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The Bank has analyzed the discounts applied to all eligible collateral types and concluded that the current discounts applied are sufficient to fully secure the Bank against losses in the event of a borrower default.

        The Bank generally requires all borrowing members to execute a security agreement that grants the Bank a blanket lien on substantially all assets of the member. The Bank perfects its security interest in these assets by filing a UCC financing statement in the appropriate jurisdiction. The Bank also requires that borrowing members in blanket-lien and listing-collateral status must submit to the Bank, on at least an annual basis, an audit opinion that confirms that the member is maintaining sufficient amounts of qualified collateral in accordance with the Bank's policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank's discretion, to submit such an audit opinion. Bank employees conduct on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank's eligibility requirements. The Bank may conduct an on-site collateral review at any time.

        The Bank's agreements with borrowers allow the Bank, in its sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. The Bank also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. The Bank's agreements with its borrower also afford the Bank the right, in its sole discretion, to declare any borrower to be in default if the Bank deems itself to be insecure.

        Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank perfects its security interests in the collateral pledged by its members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

        Advances outstanding to members in blanket-lien status at December 31, 2007, totaled $54.7 billion. For these advances, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling $96.3 billion as of December 31, 2007. Of this total, $5.6 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $2.3 billion of securities are held by members' securities corporations, and $33.5 billion of residential mortgage loans have been pledged by members' real-estate-investment trusts.

        The following table shows the asset quality of the one-to-four family mortgage loan portfolios held on the balance sheets of the Bank's member institutions. One-to-four family mortgage loans constitute the largest asset type pledged as collateral to the Bank. Note that these figures include all one-to-four family mortgage loans on members' balance sheets. The figures in this table include some loans that are not pledged as collateral to the Bank. Qualified collateral does not include loans that have not been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

2007 Quarterly Member Asset Quality
(dollars in millions)

	2007—Quarter Ended
	March 31	June 30	September 30	December 31
Total member assets	$434,230	$444,331	$517,310	$535,430

Total 1-4 family mortgage loans	$129,544	$131,662	$175,341	$177,264

1-4 family mortgage loans as a percent of member assets	29.83%	29.63%	33.89%	33.11%

1-4 family mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	0.48%	0.50%	0.54%	0.70%

1-4 family mortgage loans delinquent 90 days as a percentage of 1-4 family mortgage loans	0.22%	0.24%	0.30%	0.38%

REO as a percentage of 1-4 family mortgage loans	0.02%	0.02%	0.03%	0.03%

        The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at December 31, 2007, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of December 31, 2007
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral(1)	Ratio of Collateral to Advances
Listing-collateral status	16	$251,064	$448,605	178.7%
Delivery-collateral status	16	399,932	552,730	138.2

Total par value	32	$650,996	$1,001,335	153.8%

(1)
In accordance with the Bank's collateral policies, qualified collateral includes only collateral that has not been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

        The Bank allows members in blanket-lien status to pledge owner-occupied one-to-four family mortgage loans to the Bank under a blanket pledge without specific loan-level information. The Bank requires members in blanket-lien status to provide a listing of all other loan collateral pledged to the Bank. Members in listing-collateral status must provide a listing of all loan collateral that they pledge to the Bank. All securities pledged as collateral by all members must be delivered to the Bank or to a Bank-approved third-party custodian. Members in delivery-collateral status must deliver all loan and securities collateral to the Bank or a Bank-approved third-party custodian.

        The Bank assigns members to blanket-lien status, listing-collateral status, and delivery-collateral status based on the Bank's assessment of the financial condition of the member. The method by which a member pledges collateral is dependent upon the collateral status to which it is assigned based on its financial condition and on the type of collateral that the member pledges. For example, securities collateral pledged by a member that is in blanket-lien status based on its financial condition appears in the table below as being in collateral delivered to the Bank, since all securities collateral must be delivered to the Bank or to a Bank-approved third-party custodian. Based upon the method by which members pledge collateral to the Bank the following table shows the total potential lending value of the collateral that members have pledged to the Bank, net of the Bank's collateral valuation discounts.

Collateral by Pledge Type
As of December 31, 2007
(dollars in thousands)

Amount of Collateral
Collateral pledged under blanket lien	$61,823,952
Collateral specifically listed and identified	8,942,865
Collateral delivered to the Bank	33,469,011

        Based upon the collateral held as security on advances, the Bank's prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

        Credit Risk—Investments.    The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At December 31, 2007, the Bank's unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $9.1 billion to 29 counterparties and issuers, of which $2.9 billion was for overnight federal funds sold, and $6.2 billion was for other unsecured investments.

        The Bank also invests in and is subject to secured credit risk related to MBS, ABS, and HFA bonds that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank's total capital, and must be rated triple-A at the time of purchase. HFA bonds must carry a credit rating of double-A or higher as of the date of purchase.

        Credit ratings on these investments as of December 31, 2007, are provided in the following table.

Credit Ratings of Investments
As of December 31, 2007
(dollars in thousands)

	Long-Term Credit Rating(1)
Investment Category
	Triple-A	Double-A	Single-A	Unrated
Money-market instruments(2):
Interest-bearing deposits	$50	$3,205,000	$2,125,000	$—
Securities purchased under agreements to resell(3)	—	500,000	—	—
Federal funds sold	—	1,900,000	1,008,000	—
Investment securities:
U.S. agency obligations	51,634	—	—	—
U.S. government corporations	237,204	—	—	—
Government-sponsored enterprises	125,748	—	—	30,316
Supranational banks	396,341	—	—	—
State or local housing-finance-agency obligations	226,094	73,559	—	—
MBS issued by government-sponsored enterprises	2,026,799	—	—	—
MBS issued by private trusts(4)	5,911,405	—	—	—
ABS backed by home-equity loans(5)	45,409	—	—	—

Total investments	$9,020,684	$5,678,559	$3,133,000	$30,316

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)
The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)
All securities purchased under agreements to resell are fully collateralized by triple-A-rated securities.

(4)
As of March 19, 2008, there were 23 MBS with December 31, 2007 book values of $989.6 million, on review for downgrade by at least one of the three major rating agencies.

(5)
Securities with outstanding balances totaling $1.5 million at December 31, 2007 have been downgraded to A3 by Moody's and remain on negative credit watch and to single-A by S&P following the downgrade of the Financial Guaranty Insurance Company, which has insured these bonds. A security with an outstanding balance of $7.1 million as of December 31, 2007 was downgraded to A2 by Moody's and to AA- by S&P following the downgrade of XL Capital Assurance, Inc., which provides insurance on this bond. Also, as of March 19, 2008, there were two ABS with December 31, 2007 book values of $7.8 million on review for downgrade by at least one of the three major rating agencies.

        Of the Bank's $8.0 billion of MBS and ABS investments at December 31, 2007, $5.5 billion in par value are private label securities backed by residential mortgage loans. Of this amount, $4.4 billion in par value are securities backed primarily by Alt-A loans, while $1.1 billion in par value are backed primarily by prime loans. Only $39.3 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. The Bank does not hold any collateralized debt obligations.

        The following table provides additional information related to the Bank's MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2007 are stratified by year of issuance of the security, including private label commercial mortgage-backed securities (CMBS).

Private-Label Mortgage- and Asset-Backed Securities
Par Values as of December 31, 2007
(dollars in thousands)

	Private-Label MBS			Home Equity ABS
Year of Securitization							Private-Label CMBS
	Prime	Alt-A	Subprime	Prime	Alt-A	Subprime
2007	$210,897	$1,163,789	$—	$—	$—	$—	$—
2006	133,276	2,014,846	—	—	—	—	—
2005	224,941	1,060,368	—	—	—	—	—
2004	133,111	97,774	—	—	—	7,057	—
2003 and Prior	414,739	32,415	—	6,071	—	32,280	431,400

Total	$1,116,964	$4,369,192	$—	$6,071	$—	$39,337	$431,400

        In 2007, delinquency and foreclosure rates for subprime and Alt-A mortgages increased significantly nationwide, a trend that has continued through the date of this report and appears likely to continue through 2008. Moreover, home prices have begun falling in many areas, increasing the likelihood and magnitude of losses to lenders on foreclosed real estate. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by subprime and Alt-A mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

        As of March 19, 2008, substantially all of the Bank's private label MBS and ABS are rated triple-A by at least two rating agencies, although 25 securities are on review for possible downgrade by at least one of the three major rating agencies. The securities attain these ratings through credit enhancement, which generally consists of over-collateralization and the subordination of the claims of other securities backed by the same pool of mortgages. We believe that the Bank has conservative investment standards to mitigate the credit risk associated with its MBS and ABS investments. In most cases, the credit protection for investments in MBS and ABS backed by less than prime mortgage loans exceeds that required to achieve a triple-A rating currently and at the time the investment was made. The Bank also closely monitors the performance of its securities and their associated support levels, and uses simulation tools to test the adequacy of credit protections under various foreclosure and loss severity scenarios. The Bank has conducted extensive stress testing on the MBS and ABS portfolio. The results of the stress testing indicate that due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS and ABS at this time.

        Certain of the Bank's investments in HFA bonds and MBS/ABS are insured by a third-party bond insurer. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

        The following table provides the credit ratings of these third-party bond insurers, along with the amount of investment securities outstanding as of December 31, 2007.

Investments Insured by Financial Guarantors
As of December 31, 2007
(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody's/S&P) As of 2/29/2008	HFA Bonds	MBS/ABS	Total Insured Investments
Ambac Assurance Corp	AA/Aaa/AAA	$30,713	$220,513	$251,226
Financial Security Assurance, Inc.	AAA/Aaa/AAA	129,161	65,440	194,601
MBIA Insurance Corp	AAA/Aaa/AAA	54,612	18,341	72,953
XL Capital Assurance, Inc.	A/A3/A-	—	7,057	7,057
Financial Guaranty Insurance Company	AA/A3/A	—	1,504	1,504
Radian Asset Assurance, Inc.	A+/Aa3/AA	3,990	—	3,990

Total		$218,476	$312,855	$531,331

        Credit Risk—Mortgage Loans.    The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member CE obligations, the Bank also maintains an allowance for credit losses. The Bank's allowance for credit losses pertaining to mortgage loans was $125,000 at both December 31, 2007 and 2006. As of December 31, 2007, nonaccrual loans amounted to $8.0 million and consisted of 92 loans out of a total of approximately 44,700 loans. The Bank had no charge-offs related to mortgage loans foreclosed upon during 2007. The Bank had $9,000 in recoveries during 2007 from the resolution of loans previously charged off. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on an analysis of the migration rate of delinquent conventional MPF loans to default, the expected loss severity on defaulted loans, and the risk-mitigating features of the MPF program.

        The Bank is exposed to credit risk from mortgage-insurance companies that provide CEs in place of the PFI, as well as primary MI coverage on individual loans. As of December 31, 2007, the Bank was the beneficiary of primary MI coverage on $222.7 million of conventional mortgage loans, and the

Bank was the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $2.5 billion. Eight mortgage-insurance companies provide all of the coverage under these policies. As of February 29, 2008, all of these mortgage-insurance companies are rated at least AA by S&P. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The limit considers the size, capital, and financial strength of the insurance company. Due to ongoing weakness in the U.S. mortgage market, the ratings of some of the MI companies are on review for possible downgrade by S&P and Moody's. The Bank does not expect incremental losses on its mortgage-loan portfolio as a result of the potential negative rating actions. The following table shows mortgage-insurance companies as of December 31, 2007, with MI coverage greater than 10 percent of total MI coverage.

Mortgage-Insurance Companies with MI Coverage Greater than 10% of Total MI Coverage
As of December 31, 2007
(dollars in thousands)

Mortgage insurance company	MI Coverage	Percent of Total MI Coverage
United Guaranty Residential Insurance Corporation	$18,728	27.6%
Mortgage Guaranty Insurance Corporation	18,515	27.2
Genworth Mortgage Insurance Corporation	12,042	17.7

        Credit Risk—Derivative Instruments.    The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The nonmember master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of December 31, 2007, the Bank had two derivative contracts outstanding with one member institution which involved no credit exposure since they were interest-rate options sold to the member. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of December 31, 2007.

        As illustrated in the following table, the Bank's maximum credit exposure on interest-rate-exchange agreements is much less than the notional amount of the agreements. Additionally, mortgage-loan-purchase commitments are reflected in the following table as derivative instruments, in accordance with the provisions of SFAS 149. The Bank does not collateralize mortgage-loan-purchase commitments. However, should the PFI fail to deliver the mortgage loans as agreed, the member institution is charged a fee to compensate the Bank for nonperformance of the agreement.

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of December 31, 2007
Interest-rate-exchange agreements:(1)
Double-A	$20,151,961	13	$115,792	$8,661
Single-A	8,957,057	5	2,002	2,002
Unrated(2)	10,000	1	—	—

Total interest-rate-exchange agreements	29,119,018	19	117,794	10,663
Mortgage-loan-purchase commitments(3)	9,600	—	29	—

Total derivatives	$29,128,618	19	$117,823	$10,663

As of December 31, 2006
Interest-rate-exchange agreements:(1)
Triple-A	$40,725	1	$—	$—
Double-A	22,761,948	14	83,210	4,751
Single-A	7,733,930	4	45,163	296
Unrated(2)	10,000	1	—	—

Total interest-rate-exchange agreements	30,546,603	20	128,373	5,047
Mortgage-loan-purchase commitments(3)	6,573	—	—	—

Total derivatives	$30,553,176	20	$128,373	$5,047

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)
This represents two contracts with a member institution.

(3)
Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank's members.

        As of December 31, 2007 and 2006, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
Deutsche Bank AG	$4,010,358	13.8%
JP Morgan Chase Bank	3,772,555	13.0
Goldman Sachs Capital Markets LP	3,364,616	11.6
Morgan Stanley Capital Services Inc	3,204,350	11.0

	December 31, 2006
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
JP Morgan Chase Bank	$4,211,530	13.8%
Goldman Sachs Capital Markets LP	4,047,403	13.3
Deutsche Bank AG	3,648,710	11.9

        The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are overnight to 270 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank's COs and DNs.

        Contingent Credit Risk—Standby Bond Purchase Agreements.    The Bank has entered into standby bond-purchase agreements with two state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority's bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the underlying bond. All of the underlying bonds are triple-A-rated by at least two rating agencies. Total commitments for bond purchases were $501.5 million at December 31, 2007, of which $495.0 million were to one housing-finance-agency and $458.5 million of the underlying bonds to this one housing-finance-agency are guaranteed by a financial guarantor which has been put on negative watch by two rating agencies. The underlying rating of all of these guaranteed bonds remains triple-A. These liquidity facilities have never been drawn upon. However, due to current market conditions, there is an increased likelihood that they might be drawn upon in the future.

Market and Interest-Rate Risk

Sources of Market and Interest-Rate Risk

        The Bank's balance sheet is a collection of different portfolios that require different types of market and interest-rate-risk-management strategies. The majority of the Bank's balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on the Bank.

        However, the Bank's mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, its portfolio of MBS and ABS, and its portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave the Bank with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on the Bank the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest spread generated by the assets.

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

        When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if the Bank invests in LIBOR-based floating-rate assets and funds those assets with short-term DNs, potential compression in the spread between LIBOR and DN rates could adversely affect the Bank's net income.

        The Bank also faces options risk, particularly in its portfolios of advances, mortgage loans, MBS, and HFA bonds. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. In the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to redeem their obligations prior to maturity without penalty, potentially requiring the Bank to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing the Bank to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing the Bank to have to refinance the assets at higher cost. This right of redemption is effectively a call option that the Bank has written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain MBS and limit the amount by which asset coupons may increase.

Strategies to Manage Market and Interest-Rate Risk

General

        The Bank uses various strategies and techniques to manage its market and interest-rate risk. Principal among its tools for interest-rate-risk management is the issuance of debt that is used to match interest-rate-risk exposures of the Bank's assets. The Bank can issue CO debt with maturities ranging from overnight to 20 years or more. The debt may be noncallable until maturity or callable on and/or after a certain date.

        To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At December 31, 2007, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements amounted to $11.2 billion, compared with $10.7 billion at December 31, 2006. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements amounted to $3.7 billion and $4.4 billion at December 31, 2007 and 2006, respectively.

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

Advances

        In addition to the general strategies described above, one tool that the Bank uses to reduce the interest-rate risk associated with advances is a contractual provision that requires members to pay prepayment fees for advances that, if prepaid prior to maturity, might expose the Bank to a loss of income under certain interest-rate environments. In accordance with applicable regulations, the Bank has an established policy to charge fees sufficient to make the Bank financially indifferent to a member's decision to repay an advance prior to its maturity. Prepayment fees are recorded as income for the period in which they are received.

        Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt in order to maintain the Bank's asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

        The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At December 31, 2007 and 2006, this portfolio had an amortized cost of $707.7 million and $764.0 million, respectively.

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

        The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank's option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and non-callable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank's debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest rate and prepayment risks.

        To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At December 31, 2007, the Bank had no receiver swaptions.

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

        When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of December 31, 2007, the Bank had no outstanding TBA hedges.

Swapped Consolidated Obligation Debt

        The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated DNs. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $17.8 billion, or 53.0 percent of the Bank's total outstanding CO bonds at December 31, 2007, down from $22.6 billion, or 58.4 percent of total outstanding CO bonds, at December 31, 2006. Total CO DN debt used in conjunction with interest-rate-exchange agreements was $700.0 million, or 1.6 percent of the Bank's total outstanding CO DNs, at December 31, 2007. There were no interest-rate-exchange agreements for CO DNs at December 31, 2006. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's VaR calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

        The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is classified as trading securities. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

        The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2007 and 2006. The hedge designations "fair value" and "cash flow" represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The hedge designation "economic" represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2007
(dollars in thousands)

Hedged Item	Derivative	Hedged Risk	SFAS 133 Hedge Designation	Notional Amount	Estimated Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$12,535,860	$(310,871)
	Swaps	Overall fair value	Economic	29,000	(756)
	Caps and floors	Overall fair value	Economic	409,800	586

Total associated with advances				12,974,660	(311,041)
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	936,031	(129,834)
Trading securities	Swaps	Overall fair value	Economic	126,500	(1,559)
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	15,016,827	60,840
	Swaps	Overall fair value	Economic	25,000	(4)

Total associated with consolidated obligations				15,041,827	60,836
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	4,410
Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				29,119,018	(377,188)
Mortgage delivery commitments(1)				9,600	27

Total derivatives				$29,128,618	(377,161)

Accrued interest					218,569

Net derivatives					$(158,592)

Derivative asset					$117,823
Derivative liability					(276,415)

Net derivatives					$(158,592)

(1)
Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2006
(dollars in thousands)

Hedged Item	Derivative	Hedged Risk	SFAS 133 Hedge Designation	Notional Amount	Estimated Fair Value
Advances	Swaps	Benchmark interest rate	Fair value	$8,429,974	$3,271
	Swaps	Overall fair value	Economic	36,000	(219)
	Caps and floors	Benchmark interest rate	Fair value	454,800	3,842

Total associated with advances				8,920,774	6,894
Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	890,756	(92,714)
Trading securities	Swaps Caps	Overall fair value Overall fair value	Economic Economic	136,500 446,000	137 —

Total associated with trading securities				582,500	137
Mortgage loans	Swaptions	Overall fair value	Economic	150,000	—
Consolidated obligations	Swaps	Benchmark interest rate	Fair value	19,962,573	(134,381)
Deposits	Swaps	Benchmark interest rate	Fair value	20,000	3,838
Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				30,546,603	(216,226)
Mortgage delivery commitments(1)				6,573	(24)

Total derivatives				$30,553,176	(216,250)

Accrued interest					224,062

Net derivatives					$7,812

Derivative asset					$128,373
Derivative liability					(120,561)

Net derivatives					$7,812

(1)
Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Measurement of Market and Interest-Rate Risk

        The Bank measures its exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in MVE and interest income due to potential changes in interest rates, spreads, and market prices. For purposes of measuring interest-income sensitivity over time, the Bank measures the repricing gaps between its assets and liabilities. The Bank also measures the duration gap of its mortgage-loan portfolio, including all assigned funding and hedging transactions.

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

        Market Value of Equity Estimation and Risk Limit.    MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholders' equity account, MVE represents the shareholder's equity account in present-value terms. Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario's likelihood.

        VaR is defined to equal the ninety-ninth percentile potential reduction in MVE based on historical simulation of interest-rate scenarios. These scenarios correspond to interest-rate changes historically observed over 120-business-day periods starting at the most recent monthend and going back monthly to the beginning of 1978. This approach is useful in establishing risk-tolerance limits and is commonly used in asset/liability management; however, it does not imply a forecast of future interest-rate behavior. The Bank's risk-management policy requires that VaR not exceed the latest quarterend dividend-adjusted level of retained earnings plus the Bank's most recent quarterly estimate of net income over the next six months.

        The table below presents the historical simulation VaR estimate as of December 31, 2007 and 2006, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure December 31,
	2007		2006
Confidence Level	% of MVE(1)	$ (million)	% of MVE(1)	$ (million)
50%	(0.15)%	$(4.8)	(0.16)%	$(4.2)
75%	0.85	28.0	0.95	24.4
95%	2.10	68.9	2.79	71.9
99%	3.42	112.1	4.63	119.4

    (1)
    Loss exposure is expressed as a percentage of base MVE.

        As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors decreased by $7.3 million to $112.1 million as of December 31, 2007, from $119.4 million as of December 31, 2006. The primary driver behind the decrease in VaR from

December 31, 2006, was a lower market-rate environment experienced at December 31, 2007, from the prior yearend. Commencing in September 2007, the Federal Reserve Board of Governors sought to address perceived liquidity and recessionary concerns by lowering the targeted Fed funds rate; the target was lowered 100 basis points between September and December 2007. This in turn moved market rates lower as well, as three-month LIBOR was 66 basis points lower, the two-year swap rate 136 basis points lower, and the 10-year swap rate was 51 basis points lower at December 31, 2007, than at December 31, 2006.

        While the Bank seeks to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches are inevitable, primarily between the Bank's MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity (DoE). DoE, as measured by the Bank, represents the net percentage change in value between the Bank's assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A positive DoE indicates that the Bank's MVE appreciates in declining rate scenarios, and the converse holds true for rising rate environments. As of December 31, 2007, the Bank's DoE was 0.92 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate rising rate environments.

        Income Simulation and Repricing Gaps.    To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2007, showed that in the worst-case scenario, the Bank's return on equity would fall to 94 basis points above the average yield on three-month LIBOR under a steeper yield curve scenario wherein short-term interest rates instantaneously decreased by 75 basis points while longer-term interest rates increased by a like amount.

Liquidity Risk

        The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank's risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over 8- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of December 31, 2007.

Structural Liquidity
(dollars in thousands)

	Month 1	Month 2	Month 3
Contractual sources of funds	$2,492,966	$7,088,152	$7,877,655
Less: Contractual uses of funds	(5,722,427)	(7,673,835)	(12,776,744)

Equals: Net cash flow	(3,229,461)	(585,683)	(4,899,089)
Less: Cumulative contingent obligations	(14,494,078)	(22,352,350)	(29,689,150)

Equals: Net structural liquidity	(17,723,539)	(22,938,033)	(34,588,239)
Available borrowing capacity	$24,812,034	$31,773,432	$43,905,486
Ratio of available borrowing capacity to net structural liquidity need	1.40	1.39	1.27
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

        The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of December 31, 2007, and December 31, 2006, the Bank held a surplus of $9.8 billion and $7.7 billion, respectively, of liquidity (exclusive of access to CO debt issuance) within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of December 31, 2007, the Bank's contingency liquidity, as measured in accordance with Finance Board regulations, was determined as follows:

Contingency Liquidity
(dollars in thousands)

Cumulative Fifth Business Day
Contractual sources of funds	$4,794,842
Less: contractual uses of funds	(10,221,171)

Equals: net cash flow	(5,426,329)
Contingency borrowing capacity (exclusive of CO debt issuance)	15,257,973

Net contingency borrowing capacity	$9,831,644

        Additional information regarding liquidity is provided in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Leverage Risk

        The Bank has controls in place to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times total capital in an amount equal to at least 4.0 percent of total assets and a leverage ratio in an amount equal to at least 5.0 percent of total assets. In order to balance the need to maintain compliance with these regulatory requirements against the need to adequately lever shareholder equity to provide an efficient return to shareholders, the Bank maintains its ratio of total capital to total assets between 4.0 percent and 5.5 percent measured at the end of each calendar month. Leverage limits are included in the Banks board-approved risk management policy and ratios are reported to the board of directors monthly.

Business Risk

        Management's strategies for mitigating business risk include annual and long-term strategic planning exercises, continually monitoring key economic indicators, projections, and the Bank's external environment, and developing contingency plans where appropriate. The Bank's risk-assessment process also considers business risk, where appropriate, for each of the Bank's major business activities.

Operational Risk

        The Bank has instituted policies and procedures to mitigate operational risks. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls to ensure that responsibilities are adequately segregated and that the activities of the Bank are appropriately monitored and reported to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. Additionally, the Bank's Operational Risk Committee oversees the Bank's exposure to operational risk and reviews the following: new products, new processes, annual risk assessments, exceptions and related reports, new regulations affecting products and operations, and staff turnover. The Bank's Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank's adherence to established policies and procedures. However, some operational risks are beyond the Bank's control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

        Disaster-Recovery/Business Continuity Provisions.    The Bank maintains a disaster-recovery site in Westborough, Massachusetts to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term liquidity advances in the event that both of the Massachusetts facilities are inoperable. In the event that the FHLBank of Topeka's facilities are inoperable, the Bank will provide short-term liquidity advances to their members.

        Insurance Coverage.    The Bank has insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability protection for breach of duty, misappropriation of funds, negligence, and acts of omission. Additionally, comprehensive insurance coverage is currently in place for electronic data-processing equipment and software, personal property, leasehold improvements, fire/explosion/water damage, and personal injury including slander and libelous actions. The Bank maintains additional insurance protection as deemed appropriate, which covers automobiles, company credit cards, and business-travel accident and supplemental traveler's coverage for both directors and staff. The Bank uses the services of an insurance consultant who periodically conducts a comprehensive review of insurance coverage levels.

Reputation Risk

        The Bank has established a code of conduct and operational risk-management procedures to ensure ethical behavior among its staff and directors, and provides training to employees about its code of conduct. The Bank works to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, the Bank regularly conducts outreach efforts with its membership and with housing and economic-development advocacy organizations throughout New England. The Bank also cultivates relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of the Bank's mission, activities, and value to members. The Bank works closely with the Council of Federal Home Loan Banks and the Office of Finance to coordinate communications on a broader scale.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

        The following financial statements and accompanying notes, including the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-66 of this Form 10-K.

Supplementary Financial Data

        Supplementary financial data for the years ended December 31, 2007 and 2006, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for each quarterly period presented below.

2007 Quarterly Results of Operations—Unaudited
(dollars in thousands)

	2007—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$994,607	$846,505	$782,528	$742,207
Total interest expense	898,780	772,169	710,212	672,240

Net interest income before provision for credit losses	95,827	74,336	72,316	69,967
(Reduction of) provision for credit losses on mortgage loans	—	—	(9)	—

Net interest income after reduction of credit losses	95,827	74,336	72,325	69,967
Non-interest income (loss)	6,739	6,867	(4,459)	1,990
Non-interest expense	14,740	12,763	13,216	12,899

Income before assessments	87,826	68,440	54,650	59,058
Assessments	23,341	18,196	14,514	15,689

Net income	$64,485	$50,244	$40,136	$43,369

        Net income for the three months ended December 31, 2007 was $64.5 million, compared with $50.2 million for the three months ended September 30, 2007. The $14.2 million increase in net income was due primarily to an increase in net interest income of $21.5 million which was partially offset by an increase in assessments of $5.1 million. The $21.5 million increase in net interest income was due primarily to a significant increase in the Bank's advances during the fourth quarter of 2007, which was slightly offset by a decline in the average yield. Average advances for the quarter ended December 31, 2007 amounted to $58.4 billion, in comparison to $43.3 billion for the quarter ended September 30, 2007. The average yield on advances was 4.98 percent during the fourth quarter of 2007, compared with 5.25 percent for the third quarter of 2007.

2006 Quarterly Results of Operations—Unaudited
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

(1)
During the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. See the Other Income (Loss) and Operating Expenses section in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for more information. The cumulative amount of the error was $6.4 million, or $4.7 million after assessments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Bank's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the

Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Bank's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank's disclosure controls and procedures, the Bank's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank's management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

        Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank's president and chief executive officer and chief financial officer have concluded that the Bank's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this report.

Internal Control over Financial Reporting

        The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting. See Report of Management on Internal Control over Financial Reporting on page F-1.

        During the quarter ended December 31, 2007, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of the Board of Directors

        The Bank's board of directors is composed of directors appointed by the Finance Board and directors elected by the Bank's members. Each director must be a citizen of the U.S. Each appointed director must be a bona fide resident of the Bank's district, and each elected director must be an officer or director of a member of the Bank. Eligibility for appointment or election to the board and continuing service on the board is determined by Finance Board regulations. No member of Bank management can serve on the board of directors. Pursuant to its regulatory power, the Finance Board determines during each fiscal year: (1) the total number of elected directorships for the Bank for the following year, (2) the number of the total positions that will be appointed by the Finance Board, and (3) the number of those seats to be allocated to each state in the Bank's district. The Finance Board bases the allocation of its 10 elected directorships on the number of shares required to be held by members in each state in the district as of the preceding yearend, except that by statute, Massachusetts is entitled to four elected directorships.

        For 2007, the Finance Board allocated the 10 elected directorships to the six New England states as follows:

State	Number of Elected Directorships
Connecticut	1
Maine	1
Massachusetts	4
New Hampshire	1
Rhode Island	2
Vermont	1

Total	10

        On March 19, 2007, the Finance Board approved a new elective directorship on the Bank's board of directors representing Connecticut with a three-year term beginning on January 1, 2007, bringing the total number of elected directorships for 2007 to 11. On April 19, 2007, the Bank's board of directors appointed R. David Rosato to fill this newly created directorship.

        Because members in Connecticut collectively were required to hold more shares than members in Rhode Island as of December 31, 2006, a directorship was transferred from Rhode Island to Connecticut. Therefore, for 2008, the Finance Board allocated the 10 elected directorships to the six New England states as follows:

State	Number of Elected Directorships
Connecticut	2
Maine	1
Massachusetts	4
New Hampshire	1
Rhode Island	1
Vermont	1

Total	10

        Following the Finance Board's allocation of the number of available elected seats, any member located within each state that has vacancies may nominate individuals to fill the vacancies in their state and then vote for the directors to fill those seats. The board of directors has no nominating committee. The board and management are prohibited by Finance Board regulation from supporting, either directly or indirectly, the nomination or election of a particular individual for an elective directorship. An exception to this prohibition exists, however, for incumbent directors. In this regard an incumbent director acting in his or her personal capacity may support the nomination or election of any individual for an elective directorship, provided that no director may purport to represent the views of the Bank, the Finance Board, or of any other officer, employee or agent of the Bank or the Finance Board. Members may nominate directors and vote only for directors in the state where they are located. Each nominee is required to be a U.S. citizen, and be an officer, director, or trustee of a member located in the voting state to be represented by the elective directorship. A nominee's member institution must have met all of its minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator.

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

        The Finance Board designated three elective directorships for the 2007 director election, including one elective directorship for Massachusetts, New Hampshire, and Vermont. The elections were held in the fourth quarter of fiscal year 2007 and are discussed in greater detail in Item 4—Submission of Matters to a Vote of Security Holders. Following the results of the 2007 director election, an 18-member board of directors governs the Bank (10 elected directors and eight appointed directors).

        There are no family relationships between any current director (or any of the nominees from the most recent election), or any executive officer, or proposed executive officer. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of regulation S-K.

Directors Elected by Members

        The 10 directors currently serving on the board, who were elected by the Bank's members or were appointed by the board of directors to fill a vacancy among elected directorships, provided the information set forth below regarding their principal occupation, business experience, and other matters. All directors of the Bank serve a three-year term, ending on the last day of the third calendar year (including the first full or partial year of service) following the effective date of his or her election or appointment as a director. None of the Bank's directors serve as executive officers of the Bank. We also have directors that are appointed by the Finance Board, whose names and similar information are provided below in the Directors Appointed by the Finance Board section. The requirements for nomination, election, and appointment (as well as disclosure of the committees of the board of directors and our corporate governance principles) are discussed further below.

        Stephen F. Christy, age 58, president and chief executive officer of Mascoma Savings Bank, FSB located in Lebanon, New Hampshire. Mr. Christy has served as a director since January 1, 2002, and his current term as a director expires on December 31, 2010. Mr. Christy has been president and chief executive officer of Mascoma Savings Bank, FSB for the past 18 years.

        Steven A. Closson, age 58, president and chief executive officer of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson has served as a director since January 1, 2004, and his current term as a director expires on December 31, 2009. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987. He was promoted to president and chief executive officer and elected to the board of directors in 1991.

        Arthur R. Connelly, age 63, chairman and chief executive officer of South Shore Savings Bank, located in South Weymouth, Massachusetts. Mr. Connelly has served as a director since January 1, 1997, and his current term as a director expires on December 31, 2009. Mr. Connelly became chairman and chief executive officer of South Shore Savings Bank at its creation in 1997. He also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, a member of the Bank. Mr. Connelly also served as first vice chairman of America's Community Bankers; and was formerly the chairman of the Government Affairs Steering Committee of America's Community Bankers.

        Peter F. Crosby, age 57, president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, located in St. Johnsbury, Vermont. Mr. Crosby joined Passumpsic in 1973. He has served as a director of the Bank since January 1, 2005, and his current term as a director expires on December 31, 2010.

        A. James Lavoie, age 61, trustee of Middlesex Savings Bank, located in Natick, Massachusetts. Mr. Lavoie retired from Middlesex Savings Bank after a 32-year career where he had most recently served as chairman, president and chief executive officer from 1996 to 2007. His term as a director commenced on January 1, 2008, and expires on December 31, 2010. Mr. Lavoie also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, which is a member of the Bank.

        Mark E. Macomber, age 61, president, chief executive officer and director of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, ex-officio director of Northwest Community Bank located in Winsted, Connecticut; and as president and chief executive officer of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp and Northwest Community Bank. Mr. Macomber became president and chief executive officer of Litchfield Bancorp in March 1994. In addition, Mr. Macomber served as chairman of America's Community Bankers (ACB) through November 2007, and is currently an officer of the American Bankers Association, which was merged with ACB effective December 1, 2007. Mr. Macomber has served as a director since April 16, 2004, and his current term as a director expires on December 31, 2009.

        Kevin M. McCarthy, age 60, president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island. Mr. McCarthy became president and chief executive officer of Newport Federal Savings Bank in June 1993 and has served as a director of Newport Bancorp since its formation in 2006. Mr. McCarthy has served as a director since January 1, 2004, and his term as a director expires on December 31, 2008.

        Jan A. Miller, age 57, president, chief executive officer and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts. Mr. Miller is also a director of Heritage Capital Management, Inc., a wholly owned subsidiary of Wainwright Bank & Trust Company. Mr. Miller became president and chief executive officer of Wainwright Bank & Trust Company in 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller has served as a director since January 1, 2004, and his term as a director expires on December 31, 2009. Mr. Miller is the immediate past chairman of the Massachusetts Bankers Association.

        R. David Rosato, age 46, senior vice president and treasurer of People's United Bank, located in Bridgeport, Connecticut. His current term as director commenced on April 19, 2007, and will expire on December 31, 2009. Previously, Mr. Rosato served as a director from April 20, 2006, to December 31, 2006. Mr. Rosato joined People's United Bank in November 2007, and was previously the senior vice president and treasurer of Webster Bank, N.A. located in Waterbury, Connecticut, and Webster Financial Corporation, the holding company for Webster Bank. Mr. Rosato joined Webster Bank, predecessor to Webster Bank, N.A., in 1999 as senior vice president and treasurer.

        Robert F. Verdonck, age 62, president and chief executive officer of East Boston Savings Bank, located in Peabody, Massachusetts. He also serves as president of Meridian Financial Services, Inc., holding company for East Boston Savings Bank and Hampshire First Bank. He has held various positions at East Boston Savings Bank for the past 24 years. Mr. Verdonck serves as a director of The Savings Bank Life Insurance Company of Massachusetts and Hampshire First Bank, which are members of the Bank. He has served as a director of the Bank since January 1, 1998, and his term as a director will expire on December 31, 2008. Mr. Verdonck has served as chair of the board in 2004, 2005, 2006, and 2007, and has been elected to serve as chair of the board through 2008.

Directors Appointed by the Finance Board

        Directors appointed by the Finance Board provided the following information about their principal occupation, business experience, and other matters.

        Andrew J. Calamare, age 52, has served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, he served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare was appointed to the board on March 30, 2007 to fill the remainder of a three year term which expires on December 31, 2008.

        Joan Carty, age 56, of Bridgeport, Connecticut, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty was appointed to the board for a three year term commencing on January 1, 2008, and her term as a director expires on December 31, 2010.

        Patrick E. Clancy, age 61, has served as president and chief executive officer of the Boston-based nonprofit corporation, The Community Builders since 1977. Mr. Clancy was previously appointed as a director of the Bank on March 30, 2007 to fill the remainder of a three year term which expired on December 31, 2007. Mr. Clancy was subsequently reappointed to serve a three year term commencing on January 1, 2008, and his current term as a director will expire on December 31, 2010.

        John T. Eller, age 65, of Newbury, New Hampshire, has served as a director of the New Hampshire Housing Finance Authority since 2007. He is also a principal in the firm NickersonEller LLC, consulting on issues of affordable housing. Previously, he served as senior vice president/director, housing and community investment at the Bank, where he managed the Affordable Housing Program. Mr. Eller's tenure at the Bank was from January of 1991 through July of 2006. Before joining the Bank, he operated an independent consulting firm, and prior to that, served as executive director of the Massachusetts Housing Finance Agency. Mr. Eller was appointed to the board for a three year term commencing on January 1, 2008, and his term as a director will expire on December 31, 2010.

        John H. Goldsmith, age 66, has been a partner with the Boston-based banking and advisory firm The Roseview Group since 2003. Mr. Goldsmith also serves on the board of directors of Quodd Financial Information Services, and as chairman of the board of directors of AVTV Networks, Inc. He previously served as chairman and chief executive officer of Tucker Anthony Sutro, and as chairman and chief executive officer of Prescott, Ball and Turbin, a Cleveland-based regional financial services firm. Mr. Goldsmith was appointed to the board on March 30, 2007 to fill the remainder of a three year term which expires on December 31, 2009.

        Cornelius K. Hurley, age 62, director of the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts. Mr. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly-owned subsidiary of Computershare, Ltd. He previously served as managing director of The Secura Group, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Mr. Hurley was appointed to the board on March 30, 2007 to fill the remainder of a three year term which expires on December 31, 2008.

        Jay F. Malcynsky, age 54, serves as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington D.C., specializing in administrative law and regulatory compliance. He previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was appointed to his current term as a director on March 30, 2007 to fill the remainder of a three year term which expires on December 31, 2008. Mr. Malcynsky has been elected to serve as vice chair of the board in 2008.

        Helen F. Peters, age 59, Boston College professor of finance, is the former dean of the Carroll School of Management at Boston College. Prior to joining Boston College, Dr. Peters served as an investment banker, government regulator, financial strategist, and money manager. Dr. Peters was appointed to the board on March 30, 2007 to fill the remainder of a three year term which expires on December 31, 2009.

Audit Committee Financial Expert

        We have a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Andrew J. Calamare, Joan Carty, Stephen F. Christy, Patrick E. Clancy, Steven A. Closson, Peter F. Crosby, Kevin M. McCarthy, R. David Rosato, and Robert F. Verdonck, ex officio. The board has determined that Director R. David Rosato is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Rosato is not an auditor or accountant for the Bank, does not perform fieldwork, and is not an employee of the Bank. In accordance with the SEC's safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13—Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Rosato's independence.

Directors' Compensation

        The Bank pays members of the board of directors fees for each board and committee meeting that they attend subject to an annual maximum amount for each director. The Finance Board establishes the maximum annual compensation amounts for the directors of all FHLBanks on an annual basis based on the percentage increase in the Consumer Price Index for all urban consumers (CPI-U) during the year. The amounts paid to the members of the board of directors for attendance at board and committee meetings during 2007 and 2006, along with the annual maximum compensation amounts for those years, are detailed in the following table:

Director Fees

	2007	2006
Fee per board meeting
Chair of the board	$3,500	$3,500
Vice chair of the board	2,750	2,750
All other board members	2,000	2,000
Fee per committee meeting	750	750
Fee per telephonic conference call	500	500
Annual maximum compensation amounts
Chair of the board	29,944	29,357
Vice chair of the board	23,955	23,486
All other board members	17,967	17,614

Report of the Audit Committee

        The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of the Bank's financial reporting, (2) the establishment of an adequate administrative, operating, and internal accounting control system, (3) the Bank's compliance with legal and regulatory requirements, (4) the external auditor's independence, qualifications, and performance, (5) the independence and performance of the Bank's internal audit function, and (6) the Bank's compliance with internal policies and procedures. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows.

        The Audit Committee has reviewed and discussed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles used, the reasonableness of significant accounting judgments and estimates, and the clarity of disclosures in the financial statements. In addressing the quality of management's accounting judgments, members of the Audit Committee asked for representations and reviewed certifications prepared by the chief executive officer and chief financial officer that the audited financial statements of the Bank present, in all material respects, the financial condition and results of operations of the Bank, and have expressed to both management and auditors their general preference for conservative policies when a range of accounting options is available. In meeting with the independent auditors, the Audit Committee asked them to address and discuss their responses to several questions that the Audit Committee believes are particularly relevant to its oversight. These questions include:

  •
  Are there significant judgments or estimates made by management in preparing the financial statements that would have been made differently had the auditors themselves prepared and been responsible for the financial statements?

  •
  Based on the auditor's experience, and their knowledge of the Bank, do the Bank's financial statements present fairly, with clarity and completeness, the Bank's financial position and performance for the reporting period in accordance with GAAP and SEC disclosure requirements?

  •
  Based on the auditor's experience, and their knowledge of the Bank, has the Bank implemented internal controls and internal audit procedures that are appropriate for the Bank?

        The Audit Committee believes that by focusing its discussions with the independent auditors, it promotes a meaningful discussion that provides a basis for its oversight judgments.

        The Audit Committee also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standard (SAS) No. 114, The Auditors Communication with Those Charged with Governance. The Audit Committee has also received the written disclosures and the letter from the independent auditors required by ISB Standard No. 1, Independence Discussions with Audit Committees.

        In performing all of these functions, the Audit Committee acts in an oversight role. It relies on the work and assurances of the Bank's management, which has primary responsibility for the financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Bank's annual financial statements to GAAP.

        In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2007, for filing with the SEC.

Audit Committee

Stephen F. Christy, Chairman
Andrew J. Calamare*
Joan Carty*
Patrick E. Clancy*
Steven A. Closson
Peter F. Crosby
Kevin M. McCarthy
R. David Rosato
Robert F. Verdonck (ex officio)

*
Appointed by the Finance Board.

Compensation Committee Interlocks and Insider Participation

        None.

Executive Officers

        The following table sets forth the names, titles, and ages of the executive officers of the Bank:

Name	Title	Age
Michael A. Jessee	President and Chief Executive Officer	61
M. Susan Elliott	Executive Vice President, Member Services	53
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	46
William L. Oakley	Executive Vice President, Chief Administrative Officer, and Chief Information Officer	58
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	59
Earl W. Baucom	Senior Vice President and Chief Accounting Officer	61
George H. Collins	Senior Vice President and Chief Risk Officer	48
William P. Hamilton	Senior Vice President, Director of Public Affairs	52
Ellen M. McLaughlin	Senior Vice President, General Counsel, and Corporate Secretary	56

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

        Frank Nitkiewicz has served as executive vice president and chief financial officer since January 1, 2006. Prior to this position, he was senior vice president, chief financial officer, and treasurer of the Bank from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined the Bank in 1991. He holds an M.B.A. from the Kellogg

Graduate School of Management at Northwestern University and a B.S. and a B.A. from the University of Maryland.

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

        William P. Hamilton has been senior vice president and director of public affairs of the Bank since June 2000. Prior to his employment with the Bank, he served for seven years as vice president and director of external affairs for the FHLBank of Seattle. Mr. Hamilton holds a J.D. from George Washington University's National Law Center and a B.A. from Washington State University. He is also a member of the Washington State Bar Association.

        Ellen M. McLaughlin has been senior vice president, general counsel, and corporate secretary of the Bank since August 2004. She previously served as vice president, associate general counsel from 2000 to July 2004. Ms. McLaughlin joined the Bank in 1990. She earned a J.D. from Suffolk University Law School and an L.L.M. from Boston University School of Law. She is a member of the Massachusetts Bar Association.

Employment Arrangements

        The Bank has no employment arrangements with any executive officer or director.

Code of Ethics and Business Conduct

        The Bank has adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate the Bank and conduct our daily business with our customers, vendors, shareholders and with our fellow employees. The Code of Ethics and Business Conduct applies to all of the directors and employees of the Bank, including the chief executive officer, chief financial officer, and chief accounting officer of the Bank and to all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Bank's financial books and records and the preparation of its financial statements. The Code of Ethics and Business Conduct can be found on our web site (www.fhlbboston.com). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our web site. The information contained within or connected to our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

        The Bank attracts, rewards, and retains senior managers, including the Named Executive Officers, by offering a total rewards package that includes base salary as a core component, annual cash incentives, qualified and nonqualified retirement plans and certain perquisites. Compensation program objectives are defined in the Bank's Total Rewards Philosophy which was used to determine total rewards packages for the Named Executive Officers for 2007. Total rewards packages, including base salary, cash incentives and retirement plans, were set comparable to the median total rewards package for matched positions in the appropriate peer group, with flexibility to pay above or below the market median for tenure, performance, and experience. Cash incentive compensation for all Named Executive Officers, payable under the 2007 Executive Incentive Plan, was based on the Personnel Committee's assessment of the Bank and each executive's final goal achievement.

The Bank's Compensation Committee

        Pursuant to a charter approved by the Bank's board of directors, the Personnel Committee of the board (the Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support the Bank's business objectives. The Committee sets the compensation philosophy for the Bank, including that of the Named Executive Officers. The Committee also reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans and including plans in which the Named Executive Officers participate.

Objectives of the Bank's Compensation Program and What it is Designed to Reward

        The Bank is committed to attracting, rewarding, motivating, and retaining highly skilled executive officers, including the Named Executive Officers, who make significant contributions to the success of the business of the Bank.

        In November 2005, the Committee instructed management to evaluate the Bank's total compensation and benefits package with a view toward making changes that:

  •
  Appropriately reflect the Bank's overall compensation philosophy;

  •
  Align compensation, benefits, and incentive rewards with the organization's objectives to attract, retain, motivate, and reward excellent employees; and

  •
  Are cost-effective.

        Management and the Committee also decided, as part of the study, to evaluate and develop reasonable modifications to the defined benefit pension plan that would allow the Bank to reduce future costs of the plan without sacrificing the attractiveness and competitiveness of the total compensation and benefits package.

        The Bank, with the approval of the Committee and board, subsequently retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. Management worked with representatives from McLagan on data compilation and analysis, and McLagan representatives updated the Committee as the study progressed. In June 2006, McLagan representatives presented competitive analysis, findings, and recommendations to the Committee. A major outcome of the study was the adoption of a Total Rewards Philosophy for the Bank. The board approved the Total Rewards Philosophy in November 2006, and its principles were used in determining 2007 total compensation for the Named Executive Officers.

        The Total Rewards Philosophy defines goals, the Bank's competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of the Bank's compensation and benefits programs. The Committee and board are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with the Bank's overall business objectives, the competitive market, and the Bank's financial condition.

        The Bank's Total Rewards Philosophy is designed to provide a total compensation and benefits package for employees, including the Named Executive Officers, that:

  •
  Directly links total rewards opportunities to the Bank's mission, annual and long-term business strategies, and a combination of Bank, business unit/team and individual performance objectives;

  •
  Is competitive in the marketplace in which the Bank competes and therefore enables the Bank to attract, retain, motivate, and reward talent,

  •
  Delivers an optimal mix of compensation and benefits to maximize the total value derived and perceived by different employee groups while maximizing the cost-effectiveness to the Bank; and

  •
  Is tailored to the unique cooperative structure of the Bank and the FHLBank System.

        The labor market in which the Bank competes for senior managers, including the Named Executive Officers, is far broader in scope than only the FHLBank System or other GSEs, such as Fannie Mae and Freddie Mac. In fact, the local financial services labor market is dominated by high-paying asset-management firms as many of the sizeable northeastern U.S. banks, a traditional source of senior management, have been acquired by larger financial institutions. The Bank recognizes that it must be positioned to offer a nationally competitive compensation package to Named Executive Officers to ensure that it can acquire and retain talent with the specialized skills needed to maintain profitable growth while managing the complex risks of a wholesale lending and mortgage-purchase operation. When setting compensation levels, the Bank is also cognizant of the high cost of living in the Boston area.

        The Total Rewards Philosophy defines two primary competitive peer groups for the Named Executive Officers, including commercial/regional banks and the FHLBank System. Both peer groups are considered in setting the total rewards package, with the FHLBanks as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of services and are scattered among urban and smaller-city locations, which impacts labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all of the FHLBanks in the System must rely on a total rewards package for Named Executive Officers of base salary, cash incentives, and benefits only, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors.

        The second primary peer group, commercial/regional banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those Bank positions requiring financial services experience, including the Named Executive Officers. The Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas, but with a marked difference between the two in capital-market activities and market risk. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. Regional banks are most similar to the Bank in terms of product offerings, complexity, and assets and most closely align with the size and scope of responsibility at the Bank.

Elements of the Bank's Compensation Plan and Why We Chose Each

        The Bank continues to deliver total compensation to Named Executive Officers through a package that consists of a mix of base salary, awards under annual cash incentive plans, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. Due to its cooperative structure, the Bank cannot offer equity-based compensation programs, so it has used higher base salaries, an annual cash award, and strong retirement benefits to keep its compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer though equity-based compensation programs. The Named Executive Officers may also be provided with certain additional perquisites.

        The Total Rewards Philosophy states that the Bank's total rewards package, including that for Named Executive Officers, should be comparable to the median total rewards package for matched positions in the appropriate peer group, with flexibility to pay above or below the market median for tenure, performance, and experience. In general, the Committee set 2007 base salaries for each of the Named Executive Officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable to the median total rewards package at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus short-term incentives, would be comparable to the median total cash compensation of the Named Executive Officer's peers in the FHLBank System peer group. The Committee considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and short- and long-term cash incentives, but does not consider the value of retirement plans since they are generally of similar value throughout the System.

Base Salary

        Base salary is the core component of the compensation program. Base salary adjustments for all Named Executive Officers are considered at least annually as part of the yearend annual performance review process and more often if considered necessary by the Committee during the year, such as in recognition of a promotion or to ensure internal equity.

        During the 2006 total rewards study, with respect to the Named Executive Officers, McLagan recommended benchmarking to a peer group that represented current and potential labor market competitors and focused on large and mid-sized commercial/regional banks but excluded large global investment banks and securities firms. Data for this peer group, named the Commercial/Regional banks peer group, was customized by McLagan from three of their proprietary surveys, including the Banking, Finance and Credit survey, the Middle Market Corporate Banking survey, and the Finance and Business Administration survey. Positions held by the Named Executive Officers were matched to positions at the selected firms which represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions that the Named Executive Officers would be qualified for at the external firm as well as positions at the firm that the Bank would consider when recruiting for experienced executives. This approach generally resulted in the Bank comparing the Named Executive Officers to divisional rather than overall heads of businesses and functions.

        The Committee reviewed market data from this customized survey as well as from the annual FHLBank System survey of key positions in determining and recommending 2007 base salaries for all of the Named Executive Officers, including Mr. Jessee. The Committee also considered Mr. Jessee's recommendation for his direct reports, individual performance, tenure, experience, and complexity of the Named Executive Officer's position in setting 2007 compensation levels. Several of the adjustments to base salary were significant due to a Bank re-organization and promotions, increased responsibility and scope, and internal equity. Adjustments to base salary for all Named Executive Officers were effective January 1, 2007.

        A consolidated list of survey participants that were included by McLagen in the Commercial/Regional banks peer group follows:

ABN AMRO
Abbey National Bank
Allied Irish Bank
Australia & New Zealand
Banking Group
Banco Santander
Bank of America
Bank of Scotland
Bank of Tokyo—Mitsubishi
UFJ
Barclays Capital Group
BMO Financial Group
BNP Paribas
Brown Brothers
Harriman & Co.
Calyon Financial Inc.
Capital One
CIBC World Markets
Citigroup
Citizens Bank
City National Bank
Commerzbank
Compass Bancshares, Inc.	Dresdner Kleinwort
Wasserstein
DVB Bank
Fifth Third Bank
Fortis Financial Services LLC
Federal Home Loan Mortgage
Corporation
HSBC Bank
HSBC Corporate, Investment
Banking & Markets
Hypo Vereinsbank
ING Bank
IXIS Capital Markets
JP Morgan Chase
KeyCorp
Landesbank Baden-
Wurttemberg
LaSalle Bank Corporation
Lloyds TSB
M&T Bank
Mizuho Corporate Bank. Ltd.
National Australia Bank
PNC Bank	Rabobank Nederland
Royal Bank of Canada
Royal Bank of Scotland/
Greenwich Capital
Societe Generale
Standard Chartered Bank
State Street Bank & Trust
Company
Sumitomo Mitsui Banking
Corporation
SunTrust Banks
TD Securities
The Bank of Nova Scotia
The CIT Group
The Sumitomo Trust &
Banking Co., Ltd.
UBS Financial Services
Union Bank of California
Wachovia Corporation
Washington Mutual
Wells Fargo Bank
WestLB
Westpac Banking Corporation

        Benchmarking data from international banks only contained results from their U.S. operations.

Executive Incentive Program (EIP)

Plan Design

        The EIP is an annual cash-incentive plan designed to promote achievement of the Bank's financial plan and strategic objectives by aligning annual cash incentive opportunities for the Bank's corporate officers, including the Named Executive Officers, with the Bank's short-term financial performance and strategic direction. The level of awards made under the EIP is intended to provide, when considered together with the Named Executive Officer's base salary and other components of the total rewards package, a total annual compensation amount for the Named Executive Officers that is competitive with other financial institutions, including other FHLBanks, in the employment markets in which the Bank competes. Awards under the EIP are also designed to facilitate retention and commitment of key executives.

        The EIP is subject to annual review and approval by the board of directors, including determination of its plan design, specific goals, achievement level, and weighting of each, participation, administration, and payout opportunities. The Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, impact of severe economic fluctuations, or regulatory changes.

        Annual financial and nonfinancial goals are derived from the Bank's strategic business plan and are generally weighted by tier based on desired business outcomes and/or the Named Executive Officer's ability to impact the achievement of the goal. The goal achievement levels are generally set to ensure that the relative difficulty of achieving the target (that is, middle achievement level) is consistent from year to year. Specific threshold, target, and excess goal achievement levels are developed during the annual strategic planning and forecasting process. During this process, management assesses the external and internal outlook for the upcoming year, including scenario analysis of environmental factors, member needs and expectations, advances growth trends, return on equity, income forecasts, and operating expenses. Management also identifies operational initiatives that are key in the Bank's growth, profitability, and risk management, and in member service, trust, and confidence. Target growth and financial performance levels reflect an underlying assumption that management executes the Bank's business plan as approved by the board, and are assumed to be dependent on management's decisions and actions relative to the business plan. Goals may be modified during the plan year with the approval of the Committee.

        All participants are grouped into one of three tiers based on position within the organization. Participants are eligible to receive differing levels of incentive award payouts based on their assigned tier. The chief executive officer is in the president's tier and all other Named Executive Officers are in tier I.

        In the 2006 total rewards study, McLagan recommended that the Bank institute a long-term incentive plan for selected positions, including the Named Executive Officers, or increase the annual incentive payout percentage in the annual cash incentive plan to ensure that the Bank does not fall behind the other FHLBanks as their long-term incentive plans begin to pay out in the next several years. The Committee decided to recommend an increase to the annual cash incentive payout rather than establish a long-term incentive plan at that time. The Committee determined that an increase to the annual cash incentive payout would maintain a competitive total rewards package in both value and mix, provide the board with the flexibility to revisit plan payouts and goals each year, and recognize that goals in the annual cash incentive plan are consistent with franchise-enhancing goals typical in a long-term incentive plan, for example, ROE consistently in excess of LIBOR and balance-sheet growth driven by new business with customers.

Incentive Goals and Payouts

        In 2007, the EIP included six annualized goals for profitability, business growth, regulatory examination results, operational initiatives that support the Bank's annual strategic goals, individual department-specific initiatives as well as a seventh discretionary component that recognizes the participant's leadership, work ethic, attitude, or other such similar intangible attributes that contribute to the Bank's success. The individual, department-specific initiatives within the operational component goal were new in 2007 and were in response to the Committee's desire to better align incentive compensation with each participant's role in achieving strategic objectives. In 2007, the plan was designed to balance individual achievement with overall Bank goals, without resulting in competing priorities among the Named Executive Officers. The weights for some goals were the same by tier, whereas others varied by Named Executive Officer, based on the officer's ability to impact the success of the goal. Each goal represented five to 40 percent of the total payout potential.

        Within the 2007 EIP, the profitability goal is based on a non-GAAP measure of profitability. The profitability metric is the spread by which the Bank's pre-assessment (that is, pre-REFCorp and pre-AHP) return on average equity (ROE) (adjusted for net prepayment fees) exceeds the daily average of the bond-equivalent yield of three-month LIBOR. The difference between "ROE" and "ROE Adjusted for Net Prepayment Fees" is that the latter defers the net effect of prepayment fee income from advances or investments and associated debt retirement and hedge unwind expenses over the expected remaining lives of the assets that were prepaid.

        For 2007, potential cash payouts in the EIP were expressed as a percentage of yearend 2007 base compensation of the Named Executive Officers, as follows:

Name	Tier	Threshold	Target	Excess
Michael A. Jessee	President	25.00%	50.00%	75.00%
Frank Nitkiewicz	I	18.75%	37.50%	56.25%
M. Susan Elliott	I	18.75%	37.50%	56.25%
William L. Oakley	I	18.75%	37.50%	56.25%
Earl W. Baucom	I	18.75%	37.50%	56.25%

Determination of 2007 Awards

        In May 2007, the Committee exercised its discretion to modify goals during the plan year by revising the weight and/or level of achievement for two initiatives within the operational component for Mr. Jessee, Mr. Nitkiewicz, Mr. Oakley, and Mr. Baucom. These revisions were intended to emphasize a higher but balanced priority on completion of the initiatives. To increase these weights, the Committee reduced and/or eliminated the weight of one of the growth goals, the individual, department-specific initiatives in the operational component goal, and/or the discretionary component for these Named Executive Officers.

        At the end of the plan year, the final profitability and business-growth results are calculated by Bank staff and approved by management. Mr. Jessee reviews supporting documentation and (except in the case of his own award) determines the Named Executive Officer's level of achievement on operational initiatives, based on agreed-upon measures of success, and also determines an appropriate discretionary award recommendation based on his evaluation of the Named Executive Officer's leadership, work ethic, and other intangibles during 2007. Finally, Mr. Jessee prepares a self-evaluation of Bank and personal achievements and submits it to the Committee for consideration in determining his award.

        The final award amount is approved by the Committee and board of directors after the end of the plan year, based on their evaluation of the Bank's and the Named Executive Officer's achievement of the stated goals. As part of this process, the Bank's internal auditor confirms final financial results and reviews supporting documentation for the nonfinancial, operational initiatives. The Committee exercised its authority to interpret and adjust the plan at the end of the plan year for extraordinary circumstances and determined that one of the 2007 growth goals should be awarded at a 'target' level of achievement instead of 'excess'. Due to the banking liquidity crisis that emerged in August 2007, the Bank experienced extraordinary and unexpected growth in advances that caused this metric to surpass the 'excess' performance level. The Committee adjusted the performance to 'target' because the Committee believed that some portion of the growth was attributable to extraordinary market conditions, not management's efforts.

        The Committee may also, from time to time, award an additional payout beyond the maximum potential payout amount to individual participants, including the Named Executive Officers, in recognition of their significant achievements and leadership during the plan year. In 2007, the

Committee exercised this discretion and awarded Mr. Jessee a bonus amount in addition to the award he received in recognition of his achievement of stated goals. The Committee believed this additional amount to be appropriate in light of Mr. Jessee's integral role in the Bank's strong performance in 2007.

        Under the 2007 EIP, participants were entitled to payment of an award only if employed by the Bank in February 2008 when the award was paid, unless otherwise determined by the chief executive officer, with the concurrence of the Committee, at their sole discretion.

Retirement and Deferred Compensation Plans

        The Bank offers participation in qualified and nonqualified retirement plans to the Named Executive Officers as key elements of its total rewards package. The benefits received under these plans are intended to enhance the competitiveness of the Bank's total compensation and benefits relative to the market by complementing the Named Executive Officers' base salary and annual cash incentive awards. The Bank maintains four retirement plans in which the Named Executive Officer participate, including:

  •
  Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory plan that provides retirement benefits for all eligible Bank employees;

  •
  Pension Benefit Equalization Plan (Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, and in which participation is approved by the Committee and board of directors and includes the Named Executive Officers;

  •
  Pentegra Defined Contribution Plan for Financial Institutions (Pentegra Defined Contribution Plan), a 401(k) thrift plan, under which the Bank matches employee contributions for all eligible employees; and

  •
  Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the Named Executive Officers, other senior officers, and directors of the Bank.

        The Committee believes that the Thrift BEP, together with the Pension BEP, provide additional retirement benefits that are necessary for the Bank's total rewards package to remain competitive, particularly compared with competitors who may offer equity-based compensation and/or long-term incentives. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

Perquisites

        Taxable fringe benefits and perquisites for the Named Executive Officers may include the value of financial planning services, supplemental life insurance (all but Mr. Baucom), automobile and airline memberships, employee use of Bank automobiles, spouse travel during Bank business, and parking. Mr. Jessee is also eligible for medical expenses reimbursement, club memberships, and the personal use of a Bank automobile. The Committee believes that the perquisites offered to the Named Executive Officers are reasonable and are necessary for the Bank's total compensation package to remain competitive.

How the Bank Determines the Amount for Each Element

        In the case of the chief executive officer, the Committee sets annual goals and objectives. At the end of the year, the chief executive officer provides the Committee with a self-assessment of his corporate and individual achievements. Based on the Committee's evaluation of his performance and review of competitive market data for defined peer groups, the Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other Named Executive Officers, the chief executive officer reviews the individual's performance and submits market data and recommendations to the Committee regarding appropriate compensation. The Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate.

        The Committee does not set specific, predetermined targets for the allocation of total rewards between base salary, annual cash incentives, and benefits, including retirement and other health and welfare plans and perquisites. Rather, the Committee considers the value and mix of the total rewards package offered to each Named Executive Officer compared with the total rewards package for positions of comparable scope, responsibility, and complexity at the two defined peer groups, the incumbent's experience, tenure, performance, and internal equity.

Employment Status and Severance Benefits

        Pursuant to the FHLBank Act, the Bank's employees, including the Named Executive Officers as of December 31, 2007, are "at will" employees. Each may resign his or her employment at any time and the Bank may terminate his or her employment at any time for any reason or no reason, with or without cause and with or without notice. Under the Bank's Severance Policy, as revised and approved by the board of directors in February 1997, all regular full- and part-time Bank employees who work at least 1,000 hours per year whose employment is terminated involuntarily, or by mutual agreement for reasons other than "cause," are provided with severance packages reflecting their status in the organization and tenure with the Bank. The severance policy does not constitute a contractual relationship between the Bank and the Named Executive Officers, and the Bank reserves the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

        In consideration of this benefit, individuals agree to execute a general release of the Bank. In addition and at its sole discretion, the Bank may provide outplacement, extended benefits, counseling, and/or such other services as may assist in ensuring a smooth career transition. Any of these variations would require the approval of the chief executive officer.

        As chief executive officer, Mr. Jessee is eligible for 12 months of base pay. Based on their status as executive officers of the Bank, Mr. Nitkiewicz, Ms. Elliott, Mr. Oakley, and Mr. Baucom are eligible for a minimum of six months and a maximum of 12 months, depending on tenure. All severance packages for executive officers, including the Named Executive Officers, must have the approval of the chief executive officer and the Committee prior to making any award under the severance policy.

Compensation Committee Report

        The Committee serves as the Bank's Compensation Committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the Bank's annual report on the Form 10-K for the fiscal year ending December 31, 2007.

Personnel Committee

Jan A. Miller, Chairman
Arthur R. Connelly
Cornelius K. Hurley*
Mark E. Macomber
Jay F. Malcynsky*
Robert F. Verdonck (ex officio)

*
Appointed by the Finance Board.

Executive Compensation

        The following table sets forth all compensation received from the Bank for the year ended December 31, 2007 and 2006, by the Bank's Named Executive Officers.

Summary Compensation Table for 2007 and 2006

Name and Principal Position	Year	Salary(1)	Bonus	Non-equity incentive plan compensation(2)	Change in pension value and nonqualified deferred compensation earnings(3)	All Other Compensation(4)	Total
Michael A. Jessee President and Chief Executive Officer	2007 2006	$600,000 569,250	$22,500 38,045	$350,880 261,955	$742,000 539,000	$100,646 98,043	$1,816,026 1,506,293
Frank Nitkiewicz Executive Vice President and Chief Financial Officer	2007 2006	290,000 250,000	— —	119,761 83,000	77,000 57,000	24,175 22,610	510,936 412,610
M. Susan Elliott Executive Vice President Member Services	2007 2006	270,000 229,667	— —	127,281 77,024	151,000 91,000	24,293 25,588	572,574 423,279
William L. Oakley Executive Vice President, Chief Administrative Officer and Chief Information Officer	2007 2006	270,000 224,900	— —	111,502 74,667	76,000 54,000	31,149 15,026	488,651 368,593
Earl W. Baucom Senior Vice President and Chief Accounting Officer	2007 2006	235,000 213,333	— —	97,048 54,341	112,000 6,000	8,680 6,642	452,728 280,316

(1)
Amounts shown are not reduced to reflect the Named Executive Officers' elections, if any, to defer receipt of salary into a defined contribution plan or the Thrift BEP.

(2)
Represents amounts paid under the Bank's Executive Incentive Plan during 2008 in respect of service performed in 2007 and during 2007 in respect of service performed in 2006. Amounts shown are not reduced to reflect the Named Executive Officers' elections, if any, to defer receipt of compensation into the Thrift BEP. In 2006, Mr. Baucom was a Tier II participant as a first vice president. With Mr. Baucom's promotion to senior vice president in November 2006, the board of directors approved his participation in Tier I for the 2007 plan year. His increased incentive compensation amounts reflect this tier change.

(3)
The amounts shown reflect the actuarial increase in the present value of the Named Executive Officer's benefits under all pension plans established by the Bank determined using interest-rate and mortality-rate assumptions consistent with those used in the Bank's financial statements and includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested.

No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan offered by the Bank.

(4)
See the Other Compensation Table below for amounts, which include Bank match on employee contributions to the Thrift BEP and 401(k) plans, insurance premiums paid by the Bank with respect to term-life insurance, and perquisites. All Other Compensation for the year ending December 31, 2006, includes the Bank match on voided deferrals.

Other Compensation Table

Name	Year	Contributions to defined contribution plans(a)(c)	Insurance Premiums	Perquisites(b)	Bank Match on Voided Deferrals(d)		Total
Michael A. Jessee	2007 2006	$54,000 38,634	$7,110 6,510	$39,536 39,279	$	— 13,620	$100,646 98,043
Frank Nitkiewicz	2007 2006	22,380 16,382	1,795 1,645	— —		— 4,583	24,175 22,610
M. Susan Elliott	2007 2006	20,821 18,183	3,472 3,049	— —		— 4,356	24,293 25,588
William L. Oakley	2007 2006	13,040 7,378	5,943 5,460	12,166 —		— 2,188	31,149 15,026
Earl W. Baucom	2007 2006	8,680 6,492	— —	— —		— 150	8,680 6,642

(a)
Amounts include Bank contributions to the 401(k) plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

As of December 31, 2007, the Pentegra Defined Contribution Plan, a 401(k) thrift plan, excludes hourly, flex staff, and short-term employees from participation, but continues to include all other Bank employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. The Bank makes contributions based on the amount the employee contributes, up to the first three percent of plan salary, multiplied by the following factors:

•
100 percent during the second and third years of employment.

•
150 percent during the fourth and fifth years of employment.

•
200 percent upon completion of five or more years of employment.

  Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2007, the maximum elective deferral amount was $15,500 (or $20,500 per year for participants who attain age 50 in 2007), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $13,500 (three percent multiplied by two multiplied by the $225,000 compensation limit). As of the date of the Form 10-K, all of the Named Executive Officers participate in the Pentegra Defined Contribution Plan.

  A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(b)
Amount for Mr. Jessee includes the following perquisites: financial planning services, personal use of Bank-provided vehicles, club membership dues, medical expense reimbursements, and spousal travel expenses. Amount for Mr. Oakley includes the following perquisites: financial planning services, parking, and spousal travel expenses.

(c)
In early 2006, the Bank was advised by outside legal counsel that participant elective deferrals of 2005 performance-based incentive compensation to the Thrift BEP, otherwise payable in February 2006, were ineffective, because elections were not made within the time required by IRC Section 409A. Accordingly, the Bank voided the deferral elections and returned the incentive compensation that was subject to the untimely deferral election to participants in late June 2006. The Bank also credited the participant's Thrift BEP accounts with amounts intended to make up for investment losses incurred on the voided deferrals during the second quarter of 2006. These losses are reflected in the contributions to defined contribution plans column above.

(d)
Amount consists of the matching contributions noted in footnote (c) above that would otherwise have been accrued with respect to the untimely deferral elections were paid to executives as current income in late June 2006.

        The following table shows the potential payouts for the Bank's non-equity incentive plan awards for the fiscal year ended December 31, 2007, for the Bank's Named Executive Officers.

Grants of Plan-Based Awards for Fiscal Year 2007

	Estimated possible payouts under non-equity incentive plan awards(1)
Name
	Threshold	Target	Excess
Michael A. Jessee	$150,000	$300,000	$450,000
Frank Nitkiewicz	54,375	108,750	163,125
M. Susan Elliott	50,625	101,250	151,875
William L. Oakley	50,625	101,250	151,875
Earl W. Baucom	44,063	88,125	132,188

    (1)
    Amounts represent potential awards under the 2007 Executive Incentive Plan; actual amounts awarded are reflected in the Summary Compensation Table above. See the description of the EIP in the Compensation Discussion and Analysis for further discussion of performance goals and plan payouts. Additionally, the 2007 Executive Incentive Plan has been filed as Exhibit 10.3.2 with our 2006 Form 10-K, filed with the SEC on March 23, 2007.

Retirement Plan

        The following table sets forth the pension benefits for the fiscal year ended December 31, 2007 and 2006, for the Bank's Named Executive Officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2007
Michael A. Jessee	Pentegra Defined Benefit Plan Pension BEP	30.33 30.92	(3) (4)	$1,248,000 4,467,000	$	— —
Frank Nitkiewicz	Pentegra Defined Benefit Plan Pension BEP	15.83 16.83		212,000 247,000		— —
M. Susan Elliott	Pentegra Defined Benefit Plan Pension BEP	25.58 26.08		580,000 532,000		— —
William L. Oakley	Pentegra Defined Benefit Plan Pension BEP	2.58 3.58		85,000 107,000		— —
Earl W. Baucom	Pentegra Defined Benefit Plan Pension BEP	1.17 2.17		46,000 72,000		— —

(1)
Equals number of years of credited service as of December 31, 2007.

(2)
Includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested.

See Note 16—Employee Retirement Plans to the Financial Statements for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 11.83 years of service at the FHLBank of San Francisco.

(4)
Number of years of credited service for the Pension BEP includes 12.42 years of service at the FHLBank of San Francisco.

        The Bank participates in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the Named Executive Officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of the Bank's waiting period, which is one year of service with the Bank. The Pentegra Defined Benefit Plan excludes hourly paid employees and, as of December 1, 2007, also excludes flex staff and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the Named Executive Officers are participants in the Pentegra Defined Benefit Plan and are vested in their benefits pursuant to the plan's provisions.

        Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary, subject to the applicable IRC limits on annual earnings ($225,000 for 2007). The benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, Rule of 70, then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for each year that payments commence before age 65.

        In October 2006 the board of directors approved certain revisions to the Pentegra Defined Benefit Plan for those employees hired on or after January 9, 2006, including Named Executive Officers hired on or after that date. Benefits payable to these employees will be computed as one and a half percent of a participant's highest five-year average earnings, multiplied by the participant's years of benefit service. Further, retirement benefits for those participants hired on or after January 9, 2006, who retire prior to age 65 and whose age and vesting service do not total at least 70 at termination of employment, will be calculated based on actuarial equivalency instead of the three percent per year early retirement reduction factor for those employees hired prior to January 9, 2006. None of the Named Executive Officers are impacted by these revisions.

        The amount of pension payable from the Pension BEP to a Named Executive Officer is the amount that would be payable to the executive under the Pentegra Defined Benefit Plan:

  •
  Without regard to the limits on benefit levels imposed by the IRC (including the limit on annual compensation discussed above), and,

  •
  With inclusion in the definition of base salary, any amounts deferred by a participant under the Thrift BEP in the year deferred, and any incentive compensation in the year paid, and,

  •
  With recognition of the participant's full tenure with the Bank from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, and,

  •
  An increased benefit accrual rate for participants who are designated by the board as Executive Officers. All of the Named Executive Officers are designated as Executive Officers. The accrual rate is 2.375 percent applied to the participant's highest three-year average base salary, as defined in the plan, and total benefit service, and,

  •
  Reduced by the participant's actual accrued benefit from the Pentegra Defined Benefit Plan. As in the Pentegra Defined Benefit Plan for those employees hired before January 9, 2006, benefits from the Pension BEP are reduced by an early retirement factor if payments commence before the participant's normal retirement date, at the rate of three percent per year, or one and a half percent if the participant meets the Rule of 70.

        Total benefits payable under both plans, that is, the Pentegra Defined Benefit Plan and the Pension BEP, are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average compensation, as follows: Mr. Jessee, 80 percent as president; Mr. Nitkiewicz, Mr. Oakley, and Ms. Elliott, 70 percent as executive vice presidents; and Mr. Baucom, 65 percent as senior vice president. All benefits payable under the Pension BEP are paid solely out of the general assets of the Bank, or from a "rabbi trust" subject to the claims of the creditors of the Bank in the event of the Bank's insolvency. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

        The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2007, for the Bank's Named Executive Officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Year(1)	Bank Contributions in Year Ended December 31, 2007(2)	Aggregate Earnings in Year Ended December 31, 2007	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2007
Michael A. Jessee	$216,000	$40,500	$56,327	$—	$1,370,855
Frank Nitkiewicz	45,600	8,880	29,389	—	493,347
M. Susan Elliott	21,202	7,321	39,045	—	809,702
William L. Oakley	2,240	2,240	2,473	—	47,207
Earl W. Baucom	13,380	2,262	1,192	—	32,830

(1)
Amounts are also reported as salary in the Summary Compensation Table above.

(2)
Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

        Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. The Bank matches participant contributions based on the amount the employee contributes, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. The Bank's match is vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. At the end of the first three quarters in 2007, the plan record-keeper, Buck Consultants, allocated fund earnings or losses among plan participants based on the participant's fund balance, contributions and distributions during the quarter, and the actual fund performance. As of October 1, 2007, the Bank transitioned to a new record-keeper and custodian, The Principal Financial Group, and moved to daily valuation of fund positions. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 10 years or, effective January 1, 2008, not to exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

        The Thrift BEP provides participants an opportunity to defer taxation on income and to make-up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Committee and board of directors approve participation in the Thrift BEP. All of the Named Executive Officers are current participants. All benefits payable under the Thrift BEP are paid solely from the general assets of the Bank.

Post Termination Payment

        The following table represents the amount that would be payable to the Named Executive Officers as of December 31, 2007, had their employment been terminated, either involuntarily or by mutual agreement, for reasons other than "cause" (for example poor performance, poor attendance, insubordination), on that date. Under the Bank's severance policy and based on tenure for Mr. Jessee, Mr. Nitkiewicz, and Ms. Elliott, the amount is equal to 12 months' base salary, based on annual salary in effect as of December 31, 2007, and for Mr. Oakley and Mr. Baucom, the amount is equal to six months' base salary, based on annual salary in effect on that date.

Name	Cash Severance(1)
Michael A. Jessee	$600,000
Frank Nitkiewicz	290,000
M. Susan Elliott	270,000
William L. Oakley	135,000
Earl W. Baucom	117,500

    (1)
    Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

Director Compensation

        The amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2007 are detailed in the following table:

2007 Director Compensation

Fees earned or paid in cash
Robert F. Verdonck	$29,944
Joyce H. Errecart	23,955
Andrew J. Calamare	17,967
Stephen F. Christy	17,967
Patrick E. Clancy	15,000
Steven A. Closson	17,967
Arthur R. Connelly	17,967
Peter F. Crosby	17,967
John H. Ellis	17,967
John H. Goldsmith	17,250
Cornelius K. Hurley	17,967
Mark E. Macomber	17,967
Jay F. Malcynsky	17,967
Kevin M. McCarthy	17,967
Jan A. Miller	17,967
William P. Morrissey	17,967
Helen F. Peters	17,967
R. David Rosato	17,967

$337,687

        Board of director expenses paid by the Bank amounted to $407,000 for the year ended December 31, 2007.

        Directors may elect to defer the receipt of meeting fees pursuant to the Bank's Thrift BEP. Please see discussion of Retirement and Deferred Compensation Plans above.

        Messrs. Calamare, Clancy, Errecart, Goldsmith, Hurley, Malcynsky, Taft, and Ms. Peters were appointed by the Finance Board pursuant to Section 7 of the FHLBank Act (12U.S.C. §1427). Please see further discussion in Item 10—Directors, Executive Officers, and Corporate Governance for information regarding their terms of office.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Bank is a cooperative, its members or former members own all of the outstanding capital stock of the Bank, and a majority of the directors of the Bank are elected by and from the membership or their successors. The exclusive voting right of members is for the election of a portion of the Bank's directors who are not appointed by the Finance Board. Furthermore, each member is eligible to vote for the open director seats only in the state in which its principal place of business is located. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

        The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

        Member institutions, including affiliated institutions under common control of a single holding company, holding five percent or more of the outstanding capital stock of the Bank as of February 29, 2008, are noted in the following table.

Members Holding Five Percent or More of
Outstanding Capital Stock
(dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A. 111 Westminster Street Providence, Rhode Island 02903	$1,057,876	31.9%
RBS Citizens, N.A. One Citizens Plaza Providence, Rhode Island 02903	397,021	12.0

        Additionally, due to the fact that a majority of the board of directors of the Bank is elected from the membership of the Bank, these elected directors serve as officers or directors of member institutions that own the Bank's capital stock. The following table provides capital stock outstanding to member institutions whose officers or directors were serving as directors of the Bank as of February 29, 2008 (dollars in thousands):

Member Name and Address	Capital Stock	Percent of Total Capital Stock
People's United Bank 850 Main Street Bridgeport, Connecticut 06604	$19,483	0.59%
South Shore Savings Bank 1530 Main Street South Weymouth, Massachusetts 02190	10,861	0.33
Middlesex Savings Bank 6 Main Street Natick, Massachusetts 01760	9,945	0.30
Wainwright Bank & Trust Company 63 Franklin Street Boston, Massachusetts 02110	9,859	0.30
Androscoggin Savings Bank 30 Lisbon Street Lewiston, Maine 04240	6,777	0.20
Mascoma Savings Bank, FSB 67 North Park Street Lebanon, New Hampshire 03766	5,963	0.18
The Savings Bank Life Insurance Company of Massachusetts 1 Linscott Road Woburn, Massachusetts 01801	5,309	0.16

Newport Federal Savings Bank 100 Bellevue Avenue Newport, Rhode Island 02840	4,944	0.15
Northwest Community Bank* 86 Main Street Winsted, Connecticut 06098	3,633	0.11
Passumpsic Savings Bank 124 Railroad Street St. Johnsbury, Vermont 05819	3,395	0.10
East Boston Savings Bank^ 67 Prospect Street Peabody, Massachusetts 01960	3,165	0.10
Litchfield Bancorp* 294 West Street Litchfield, Connecticut 06759	2,507	0.08
Hampshire First Bank^ 80 Canal Street Manchester, New Hampshire 03101	80	—

Total stock ownership by members whose officers or directors serve as directors of the Bank	$85,921	2.60%

*
Northwest Community Bank and Litchfield Bancorp are subsidiaries of the same holding company.

^
Hampshire First Bank is 40 percent owned by Meridian Interstate Bancorp, Inc. which is the holding company for East Boston Savings Bank.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        The Bank is structured as a cooperative association. As such, capital stock ownership in the Bank is a prerequisite to transacting any member business with the Bank. Our members and certain former members or their successors own all or substantially all of the stock of the Bank, the majority of the directors of the Bank are elected by and from the membership, and the Bank conducts its advances and mortgage-loan business almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank, as well as to members who hold five percent or more of our capital stock. It is the Bank's policy that such extensions of credit are effected on market terms that are no more favorable to a member than the terms of comparable transactions with other members. We are in the process of reviewing whether certain advances to one of our larger members were in compliance with our policies regarding the pricing of such advances. We are not presently able to conclude whether such member received treatment inconsistent with these policies or if any modifications to our policies or procedures are necessary. In addition, the Bank may purchase short-term investments, federal funds, and MBS from, and enter into interest-rate-exchange agreements with, members or their affiliates whose officers or directors serve as directors of the Bank, as well as from members or their affiliates who hold five percent or more of our capital stock. All such purchase transactions are effected at the then-current market rate and all MBS are purchased through securities brokers or dealers, also at the then-current market rate.

        For the year ended December 31, 2007, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

        The Code of Ethics requires that all directors and executive officers (as well as all other Bank employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee of the Bank may have a financial interest in any member of the Bank that is not transacted in the ordinary course of the member's business and, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and financial relationships with members. Employees are also required to disclose annually certain financial interests or financial relationships with any other person or in any entity doing business with the Bank. These disclosures are reviewed by the Bank's ethics officer, who is principally responsible for enforcing the Code of Ethics on a day-to day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than the president of the Bank and, if an apparent conflict has not been resolved within 60 days, to report it to the president of the Bank for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or the Bank president to the Governance Committee of the board for resolution. The Bank's ethics officer presently is Ellen M. McLaughlin, senior vice president, general counsel and corporate secretary of the Bank.

Director Independence

General

        The board of directors of the Bank is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of the Bank's Audit Committee. Second, SEC rules require that the Bank's board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

        As of the date of this report, the Bank has 18 directors, 10 of whom were elected by the Bank's member institutions and eight of whom were appointed by the Finance Board. None of the Bank's directors is an "inside" director. That is, none of the Bank's directors is a Bank employee or officer. Further, the Bank's directors are prohibited from personally owning stock or stock options in the Bank. Each of the elected directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Board Regulations Regarding Independence

        The Finance Board director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the Finance Board's independence standards. As of March 14, 2008 each of the Bank's directors who serve on the Audit Committee was independent under these criteria.

SEC Rule regarding Independence

        SEC rules require the Bank's board of directors to adopt a standard of independence to evaluate its directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank's Audit Committee's financial expert is independent.

        After applying the NYSE independence standards, the board determined that, as of March 14, 2008, with the exception of John T. Eller, the Bank's appointed directors are independent, including Andrew J. Calamare, Joan Carty, Patrick E. Clancy, John H. Goldsmith, Cornelius K. Hurley, Jay F. Malcynsky, and Helen F. Peters. Based upon the fact that each elected director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards.

        It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director's institution), an elected director could meet the independence standard on a particular day. However, because the amount of business conducted by an elected director's institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the elected directors based upon the amount of business conducted with the Bank by any director's institution at a specific time.

        The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current elected members of the Bank's Audit Committee, including Directors Stephen F. Christy, Steven A. Closson, Peter F. Crosby, Kevin M. McCarthy, R. David Rosato, and Robert F. Verdonck, ex officio, are independent under the NYSE standards for audit committee members. The board determined that appointed Directors Andrew J. Calamare, Joan Carty, and Patrick E. Clancy, are independent under the NYSE independence standards for audit committee members. The board also determined that Director R. David Rosato is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 14, 2008, is not independent under NYSE standards. As stated above, the board determined that each member of the audit committee is independent under the Finance Board's standards applicable to the Bank's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Bank's financial statements for 2007 and 2006, as well as the fees billed by PricewaterhouseCoopers LLP for audit-related services rendered by PricewaterhouseCoopers to us during 2007 and 2006.

Audit Fees
(dollars in thousands)

	December 31,
	2007	2006
Audit fees(1)	$997	$619
Audit-related fees(2)	72	80
All other fees(3)	15	—
Tax fees	—	—

Total	$1,084	$699

    (1)
    Audit fees consist of fees incurred in connection with the audit of the Bank's financial statements, review of quarterly or annual management's discussion and analysis, and participation and review of financial information filed with the SEC.

    (2)
    Audit-related fees consist of fees related to accounting research and consultations, internal control reviews, participation and presentations at conferences, review of capital plans, and operations reviews of new products and supporting processes.

    (3)
    All other fees consist of fees related to participation in conferences and REFCorp assessment analysis.

        The Audit Committee selects the Bank's independent registered public accounting firm and preapproves all audit services to be provided by it to the Bank. The Audit Committee also reviews and preapproves all audit-related and nonaudit-related services rendered by the independent registered public accounting firm in accordance with the Audit Committee's charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)    Financial Statements

        The Bank's financial statements are set forth under Item 8—Financial Statements and Supplementary Data of this report on Form 10-K.

b)    Financial Statement Schedules

        None.

c)     Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005

4	Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 4 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated as of October 1, 1997*	Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
10.1.1	First amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan*	Filed within this Form 10-K
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated as of October 12, 2006*	Exhibit 10.2.1 to our 2006 Form 10-K filed with the Commission on March 23, 2007
10.2.2	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on July 19, 2007 effective January 1, 2008*	Filed within this Form 10-K
10.3.1	The Federal Home Loan Bank of Boston 2006 Executive Incentive Plan^*	Exhibit 10.3.1 to our 2005 Form 10-K filed with the Commission on March 30, 2006
10.3.2	The Federal Home Loan Bank of Boston 2007 Executive Incentive Plan, revised as of May 18, 2007*	Exhibit 99.1 to Form 8-K filed with the Commission on May 24, 2007
10.3.3	The Federal Home Loan Bank of Boston 2008 Executive Incentive Plan*	Filed within this Form 10-K
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston	Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
10.5	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the Commission on November 9, 2007
10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to Form 8-K filed with the Commission on June 23, 2006
10.7	The Federal Home Loan Bank of Boston 2007 Director Compensation Policy*	Exhibit 10.7 to our 2006 Form 10-K filed with the Commission on March 23, 2007

10.7.1	The Federal Home Loan Bank of Boston 2008 Director Compensation Policy*	Filed within this Form 10-K
10.9	Incentive Compensation Deferral Election and Membership Agreement between the Federal Home Loan Bank of Boston and Earl W. Baucom dated June 16, 2006*	Exhibit 10.9 to our 2006 Form 10-K filed with the Commission on March 23, 2007
10.9.1	Incentive Compensation Deferral Election and Membership Agreement between the Federal Home Loan Bank of Boston and M. Susan Elliott dated June 14, 2006*	Exhibit 10.9.1 to our 2006 Form 10-K filed with the Commission on March 23, 2007
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K

^
Confidential treatment has been requested as to portions of this exhibit.

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 20, 2008	By:	/s/ MICHAEL A. JESSEE Michael A. Jessee President and Chief Executive Officer
March 20, 2008	By:	/s/ FRANK NITKIEWICZ Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 20, 2008	By:	/s/ EARL W. BAUCOM Earl W. Baucom Senior Vice President and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2008	By:	/s/ ANDREW J. CALAMARE Andrew J. Calamare Director
March 20, 2008	By:	/s/ JOAN CARTY Joan Carty Director
March 20, 2008	By:	/s/ STEPHEN F. CHRISTY Stephen F. Christy Director
March 20, 2008	By:	/s/ PATRICK E. CLANCY Patrick E. Clancy Director
March 20, 2008	By:	/s/ STEVEN A. CLOSSON Steven A. Closson Director

March 20, 2008	By:	/s/ ARTHUR R. CONNELLY Arthur R. Connelly Director
March 20, 2008	By:	/s/ PETER F. CROSBY Peter F. Crosby Director
March 20, 2008	By:	/s/ JOHN T. ELLER John T. Eller Director
March 20, 2008	By:	/s/ JOHN H. GOLDSMITH John H. Goldsmith Director
March 20, 2008	By:	/s/ CORNELIUS K. HURLEY Cornelius K. Hurley Director
March 20, 2008	By:	/s/ A. JAMES LAVOIE A. James Lavoie Director
March 20, 2008	By:	/s/ MARK E. MACOMBER Mark E. Macomber Director
March 20, 2008	By:	/s/ JAY F. MALCYNSKY Jay F. Malcynsky Director
March 20, 2008	By:	/s/ KEVIN M. MCCARTHY Kevin M. McCarthy Director
March 20, 2008	By:	/s/ JAN A. MILLER Jan A. Miller Director
March 20, 2008	By:	/s/ HELEN F. PETERS Helen F. Peters Director
March 20, 2008	By:	/s/ R. DAVID ROSATO R. David Rosato Director
March 20, 2008	By:	/s/ ROBERT F. VERDONCK Robert F. Verdonck Director

Report of Management on Internal Control over Financial Reporting

        The management of the Federal Home Loan Bank of Boston (the Bank) is responsible for establishing and maintaining adequate internal control over financial reporting.

        The Bank's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bank's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2007, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2007, the Bank's internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

        Additionally, the Bank's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ MICHAEL A. JESSEE Michael A. Jessee President and Chief Executive Officer	/s/ FRANK NITKIEWICZ Frank Nitkiewicz Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Boston:

        In our opinion, the accompanying statement of condition and the related statements of income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2, the Bank changed its method of accounting for amortization of premiums and discounts on MPF mortgage loans on January 1, 2005.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
March 20, 2008

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$6,823	$8,197
Interest-bearing deposits in banks	5,330,050	940,050
Securities purchased under agreements to resell	500,000	3,250,000
Federal funds sold	2,908,000	2,606,500
Investments:
Trading securities	112,869	151,362
Available-for-sale securities—includes $88,844 and $54,151 pledged as collateral in 2007 and 2006 that may be repledged	1,063,759	988,058
Held-to-maturity securities (a)	7,947,881	7,306,191
Advances	55,679,740	37,342,125
Mortgage loans held for portfolio, net of allowance for credit losses of $125 at December 31, 2007 and 2006	4,091,314	4,502,182
Accrued interest receivable	457,407	213,934
Premises, software, and equipment, net	6,349	6,370
Derivative assets	117,823	128,373
Other assets	29,099	26,439

Total Assets	$78,251,114	$57,469,781

LIABILITIES
Deposits:
Interest-bearing	$767,971	$1,119,051
Non-interest-bearing	6,070	4,958

Total deposits	774,041	1,124,009

Consolidated obligations, net:
Bonds	30,421,987	35,518,442
Discount notes	42,988,169	17,723,515

Total consolidated obligations, net	73,410,156	53,241,957

Mandatorily redeemable capital stock	31,808	12,354
Accrued interest payable	280,687	357,600
Affordable Housing Program (AHP)	48,451	44,971
Payable to Resolution Funding Corporation (REFCorp)	16,318	13,275
Derivative liabilities	276,415	120,561
Other liabilities	25,724	22,540

Total liabilities	74,863,600	54,937,267

Commitments and contingencies (Note 19)
CAPITAL
Capital stock—Class B—putable ($100 par value), 31,638 shares and 23,425 shares issued and outstanding at December 31, 2007 and 2006, respectively	3,163,793	2,342,517
Retained earnings	225,922	187,304
Accumulated other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(89)	3,290
Net unrealized gain relating to hedging activities	558	1,884
Pension and postretirement benefits	(2,670)	(2,481)

Total capital	3,387,514	2,532,514

Total Liabilities and Capital	$78,251,114	$57,469,781

(a)
Fair values of held-to-maturity securities were $7,785,535 and $7,308,008 at December 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Advances	$2,304,104	$1,990,430	$1,092,681
Prepayment fees on advances, net	2,975	909	8,876
Interest-bearing deposits in banks	113,934	84,820	64,458
Securities purchased under agreements to resell	59,496	66,307	29,638
Federal funds sold	204,688	160,109	122,927
Investments:
Trading securities	7,598	10,708	13,596
Available-for-sale securities	46,909	45,152	29,374
Held-to-maturity securities	405,398	365,495	274,057
Prepayment fees on investments	3,058	4,232	14,643
Mortgage loans held for portfolio	217,675	237,602	210,956
Other	12	9	3

Total interest income	3,365,847	2,965,773	1,861,209

INTEREST EXPENSE
Consolidated obligations:
Bonds	1,730,553	1,457,402	1,017,300
Discount notes	1,280,158	1,177,028	570,307
Deposits	40,984	27,889	17,711
Mandatorily redeemable capital stock	1,400	841	1,809
Other borrowings	306	425	475

Total interest expense	3,053,401	2,663,585	1,607,602

NET INTEREST INCOME	312,446	302,188	253,607

(Reduction of) provision for credit losses	(9)	(1,704)	502

NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	312,455	303,892	253,105

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(641)	(215)	(13,871)
Service fees	4,336	3,116	2,393
Net unrealized losses on trading securities	(267)	(1,626)	(7,625)
Net gains (losses) on derivatives and hedging activities	7,615	10,540	(10,843)
Other	94	(65)	212

Total other income (loss)	11,137	11,750	(29,734)

OTHER EXPENSE
Operating	48,501	44,563	42,432
Finance Board and Office of Finance	4,035	3,340	3,141
Other	1,082	1,152	611

Total other expense	53,618	49,055	46,184

INCOME BEFORE ASSESSMENTS	269,974	266,587	177,187

AHP	22,182	21,848	15,230
REFCorp	49,558	48,948	33,815

Total assessments	71,740	70,796	49,045

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	198,234	195,791	128,142
Cumulative effect of change in accounting principle before assessments (Note 2)	—	—	7,118

NET INCOME	$198,234	$195,791	$135,260

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(dollars and shares in thousands)

	Capital Stock Class B—Putable
			Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Par Value			Total Capital
BALANCE, DECEMBER 31, 2004	20,858	$2,085,814	$95,866	$(2,716)	$2,178,964
Proceeds from sale of capital stock	8,018	801,830			801,830
Repurchase/redemption of capital stock	(3,561)	(356,091)			(356,091)
Reclassification of shares to mandatorily redeemable capital stock	(4)	(408)			(408)
Comprehensive income:
Net income			135,260		135,260
Other comprehensive income:
Net unrealized gains on available-for-sale securities				16,076	16,076
Net unrealized gains relating to hedging activities				807	807
Less: reclassification adjustment for previously deferred hedging gains and losses included in income				(2,121)	(2,121)
Minimum pension liability adjustment				(528)	(528)

Total comprehensive income					149,494

Cash dividends on capital stock (4.36%)			(96,040)		(96,040)

BALANCE, DECEMBER 31, 2005	25,311	2,531,145	135,086	11,518	2,677,749
Proceeds from sale of capital stock	5,401	540,097			540,097
Repurchase/redemption of capital stock	(7,218)	(721,797)			(721,797)
Reclassification of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			195,791		195,791
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(5,214)	(5,214)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,887)	(1,887)
Minimum pension liability adjustment				104	104

Total comprehensive income					188,794

Adjustment to initially apply SFAS 158				(1,828)	(1,828)
Cash dividends on capital stock (5.51%)			(143,573)		(143,573)

BALANCE, DECEMBER 31, 2006	23,425	2,342,517	187,304	2,693	2,532,514
Proceeds from sale of capital stock	11,304	1,130,352			1,130,352
Repurchase/redemption of capital stock	(2,730)	(273,005)			(273,005)
Reclassification of shares to mandatorily redeemable capital stock	(361)	(36,071)			(36,071)
Comprehensive income:
Net income			198,234		198,234
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(3,379)	(3,379)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,326)	(1,326)
Pension and postretirement benefits				(189)	(189)

Total comprehensive income					193,340

Cash dividends on capital stock (6.62%)			(159,616)		(159,616)

BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$198,234	$195,791	$135,260
Cumulative effect of change in accounting principle before assessments	—	—	(7,118)

Income before cumulative effect of change in accounting principle	198,234	195,791	128,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290,488	100,109	31,446
(Reduction of) provision for credit losses on mortgage loans	(9)	(1,704)	502
Change in net fair-value adjustments on derivatives and hedging activities	(7,973)	(13,827)	(7,466)
Other adjustments	529	287	13,764
Net change in:
Trading securities	38,493	65,216	78,829
Accrued interest receivable	(243,473)	(23,878)	(49,395)
Other assets	(3,108)	2,298	(2,115)
Net derivative accrued interest	5,493	(87,578)	11,751
Accrued interest payable	(76,913)	81,173	53,151
Other liabilities	13,813	12,475	14,642

Total adjustments	17,340	134,571	145,109

Net cash provided by operating activities	215,574	330,362	273,251

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits in banks	(4,390,000)	1,190,000	525,000
Securities purchased under agreements to resell	2,750,000	(3,250,000)	1,500,000
Federal funds sold	(301,500)	2,168,500	811,800
Premises, software, and equipment	(1,911)	(2,118)	(1,400)
Available-for-sale securities:
Proceeds	54,725	—	—
Purchases	(97,332)	—	—
Held-to-maturity securities:
Proceeds	2,382,271	2,460,358	2,608,740
Purchases	(3,024,498)	(3,440,239)	(2,853,845)
Advances to members:
Proceeds	725,395,321	695,115,410	724,533,225
Disbursements	(743,421,441)	(694,424,672)	(732,635,141)
Mortgage loans held for portfolio:
Proceeds	574,547	636,639	867,748
Purchases	(174,408)	(260,773)	(1,752,577)
Proceeds from sale of foreclosed assets	3,764	874	1,228

Net cash (used in) provided by investing activities	(20,250,462)	193,979	(6,395,222)

FINANCING ACTIVITIES
Net change in deposits	(350,540)	522,664	(287,709)
Net proceeds from issuance of consolidated obligations:
Discount notes	1,091,339,247	729,038,937	670,612,207
Bonds	24,816,651	17,116,107	11,713,281
Bonds transferred from other FHLBanks	—	19,872	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,066,286,091)	(735,686,223)	(666,419,142)
Bonds	(30,166,647)	(11,179,053)	(9,811,987)
Proceeds from issuance of capital stock	1,130,352	540,097	801,830
Payments for redemption of mandatorily redeemable capital stock	(16,617)	(2,870)	(49,994)
Payments for repurchase/redemption of capital stock	(273,005)	(721,797)	(356,091)
Cash dividends paid	(159,836)	(173,561)	(82,632)

Net cash provided by (used in) financing activities	20,033,514	(525,827)	6,119,763

Net decrease in cash and cash equivalents	(1,374)	(1,486)	(2,208)
Cash and cash equivalents at beginning of the year	8,197	9,683	11,891

Cash and cash equivalents at year-end	$6,823	$8,197	$9,683

Supplemental disclosures:
Interest paid	$2,851,474	$2,583,601	$1,521,953

AHP payments	$13,410	$11,142	$9,584

REFCorp assessments paid	$46,516	$49,038	$25,586

Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$4,735	$1,949	$1,105

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

        All members must purchase stock in the Bank as a condition of membership, as well as a condition of engaging in certain business activities with the Bank. Capital stock of former members will remain outstanding as long as business activities with those former members exists. See Note 15 for a complete description of the capital-stock-purchase requirements. As a result of these requirements, the Bank conducts business with related parties on a regular basis. The Bank considers related parties to be those members with capital stock outstanding in excess of 10 percent of the Bank's total capital stock outstanding. See Note 20 for additional information related to transactions with related parties.

        The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States (U.S.) government, supervises and regulates the FHLBanks and the Federal Home Loan Banks' Office of Finance (Office of Finance), the FHLBanks' fiscal agent. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations (COs) of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Board's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board is responsible for ensuring that the FHLBanks carry out their housing-finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBanks do not have any special-purpose entities or any other type of off-balance sheet conduits.

        As provided by the Federal Home Loan Bank Act of 1932 (the FHLBank Act), as amended, or Finance Board regulation, the FHLBanks' debt instruments (consolidated obligations) are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock—which is owned by the FHLBanks' members—provide other funds. Each FHLBank primarily uses these funds to provide advances to members and to purchase mortgage loans from members.

Note 1—Summary of Significant Accounting Policies

        Use of Estimates.    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

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

        The Bank classifies certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carries them at fair value. The Bank records changes in the fair value of these investments through other income as net unrealized losses on trading securities. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

        The Bank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in accumulated other comprehensive income as a net unrealized gain on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive income as net unrealized gain on available-for-sale securities.

        Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

        In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market-interest rates would not have a significant effect on the security's fair value, or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

        The Bank amortizes premiums and accretes discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated lives of the securities. This method requires a retrospective

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

adjustment of the effective yield each time the Bank changes the estimated life, based on actual prepayments received and changes in expected prepayments, as if the new estimate had been known since the original acquisition date of the securities. The Bank amortizes premiums and accretes discounts on other investments using the level-yield method to the contractual maturity of the securities.

        The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

        Investment securities issued by government-sponsored enterprises (GSEs) and U.S. government corporations are not guaranteed by the U.S. government.

        The Bank regularly evaluates outstanding available-for-sale and held-to-maturity investments for changes in fair value and records an impairment loss when a decline in fair value is deemed to be other-than-temporary. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, the Bank evaluates whether the decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment's contractual cash flows based on factors that include, but are not limited to, the creditworthiness of the issuer (rating agency actions) and the underlying collateral, the length of time and extent that fair value has been less than amortized cost, and the Bank's intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. The Bank may also evaluate the issuer's business and financial outlook as well as broader industry and sector performance indicators.

        If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the statement of income as other expense. The Bank has not experienced any other-than-temporary impairment in value of investments during 2007, 2006, or 2005.

        Advances.    The Bank reports advances (loans to members or housing associates), net of premiums and discounts, as discussed in Note 8. The Bank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. The Bank credits interest on advances to income as earned. Following the requirements of the FHLBank Act, the Bank obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real-estate-related assets. As Note 8 more fully describes, Community Financial Institutions (CFIs), FDIC-insured institutions with average assets over the preceding three-year period equal to or less than $625 million and $599 million during 2008 and 2007, respectively, are eligible to utilize expanded statutory collateral rules that include secured small-business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception. Based upon the collateral held as security for the advances and the repayment history of the Bank's advances, management believes that an allowance for credit losses on advances is unnecessary.

        Mortgage Loans Held for Portfolio.    The Bank participates in the Mortgage Partnership Finance® (MPF®) program under which the Bank invests in government (Federal Housing Authority [FHA]-insured and Veterans Affairs [VA]-guaranteed) and conventional residential fixed-rate mortgage loans that are purchased from participating members (see Note 9). The Bank manages the liquidity,

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

interest-rate, and options risk of the loans, while the member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the loans, with the Bank assuming the first-loss obligation limited by the first-loss account (FLA), and the member or a third-party insurer assuming credit losses in excess of the FLA (that is, the second-loss credit enhancement), up to the amount of the credit-enhancement obligation as specified in the master agreement. All losses in excess of the second-loss credit enhancement are assumed by the Bank.

        MPF loans are held for portfolio and, accordingly, the Bank reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.

        The participating financial institution's (PFI's) credit-enhancement obligation (CE amount) arises under its PFI agreement while the amount and nature of the obligation are determined with respect to each master commitment. Under the Finance Board's Acquired Member Asset regulation (12 C.F.R. §955) (AMA regulation) the PFI must "bear the economic consequences" of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI's credit-enhancement protection (CEP amount) may take the form of the CE amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for a supplemental mortgage insurance (SMI) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit-enhancement fee (CE fee) whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA regulation, any portion of the CE amount that is a PFI's direct liability must be collateralized by the PFI in the same way that advances from the Bank are collateralized. The PFI agreement provides that the PFI's obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI's obligations. PFIs are paid a CE fee as an incentive to minimize credit losses, to share in the risk of loss on MPF loans, and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required PFI CE amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage-loan-interest income. The Bank also pays performance-based CE fees, which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed performance-based CE fees accrued, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.

        REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is initially recorded (and subsequently carried at the lower of cost or fair value less estimated selling costs) as other assets in the statements of condition. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income.

        Mortgage-Loan Participations.    The Bank has sold participations in mortgage loans acquired under the MPF program to the FHLBank of Chicago. Under certain master commitments, the Bank entered

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

into a participation arrangement with the FHLBank of Chicago that specified an agreed upon ownership percentage for the mortgage loans that were acquired from participating members under the master commitment and related delivery commitments. Funding of mortgage loans under these master commitments ended in April 2006. The Bank and the FHLBank of Chicago both share in the pro rata purchase amounts for each respective loan acquired from the participating member; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of CE fees and credit losses; and each may hedge its share of the delivery commitments. These participations to the FHLBank of Chicago were transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations were accounted for as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140).

        Effective January 1, 2005, the Bank began computing the amortization of mortgage-loan-origination fees (premiums and discounts) paid to and received from the Bank's participating members as interest income using the contractual method. The contractual method recognizes amortization of premiums and discounts using the level-yield method over the contractual maturity of each individual loan, which results in income recognition in a manner that is effectively proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior. Prior to 2005, the Bank amortized premiums and discounts on mortgage loans using the retrospective method, as further described in Note 2.

        The Bank records CE fees paid to PFIs as a reduction to mortgage-loan-interest income. The Bank may receive and record other non-origination fees, such as delivery-commitment-extension fees, pair-off fees, and price adjustment fees, in other income. Delivery-commitment-extension fees are charged when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than 95 percent (that is, under-delivery) of the delivery-commitment amount. Price adjustment fees are received when the amount funded is greater than 105 percent (that is, over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative, which is recorded in net gains (losses) on derivatives and hedging activities. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the loan basis.

        The Bank places certain conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee of the loan, and (2) the contractual obligation of the loan servicer.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The Bank purchases both conventional mortgage loans and government (that is, FHA-insured and VA-guaranteed) mortgage loans under the MPF program. FHA/VA loans are government guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by secondary-mortgage insurance purchased by the member. The credit enhancement (CE) is the PFI's potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

        During 2006, the Bank changed its method for estimating the allowance for loan losses on its portfolio of conventional MPF loans. Under the new estimation methodology, the allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank's conventional loan pools is based on an analysis of the migration of the Bank's delinquent loans to default since the inception of the MPF program. The Bank then analyzes the probable loss severity on that portion of the delinquent loans that the migration analysis indicates will default within one year. The combination of these factors represents the estimated losses from conventional MPF loans. The Bank then applies the risk-mitigating features of the MPF program to the estimated loss. The allowance is derived from the estimated loss on defaulting MPF loans, net of the risk-mitigating features of the MPF program. The allowance also includes an uncertainty factor. The uncertainty factor is necessary due to the fact that the migration figures used by the Bank to estimate the amount of defaulting loans are from a period characterized by very strong performance in GSE-conforming residential mortgage loan portfolios, such as the MPF portfolio. The Bank notes that it is probable that the migration rates for delinquent loans may be worse in the future than the Bank's experience to date with the MPF portfolio indicates.

        Prior to 2006, management's method for estimating the allowance for loan losses was based on a comparison to peer data, such as loan loss allowance levels maintained by Freddie Mac and historical loss experience for similarly rated MBS. This estimation methodology had been used since the inception of the MPF loan-purchase program by the Bank, which began in 1999, and had been used because MPF was a relatively new lending program and the Bank had limited loss history. Management believes that the Bank's MPF loan portfolio was sufficiently seasoned by 2006 to allow the Bank to reasonably estimate probable losses based on its own actual loss experience.

        At December 31, 2007 and 2006, the allowance for loan losses on the conventional mortgage-loan portfolio was $125,000. The allowance reflects the Bank's estimate of probable incurred losses inherent in the MPF portfolio.

        Premises, Software, and Equipment.    The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment was approximately $11.6 million and $9.8 million at December 31, 2007 and 2006, respectively. The Bank computes depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. The Bank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $1.9 million, $1.8 million, and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Bank includes gains and losses on disposal of

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

premises, software, and equipment in other income. There were no realized gains or losses on disposal of premises, software, and equipment in 2007 and 2005. The net realized loss on disposal of premises, software, and equipment was $11,000 in 2006.

        The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. At both December 31, 2007 and 2006, the Bank had $2.7 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $1.0 million, $1.1 million, and $791,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

        In accordance with SFAS 133 each derivative is designated as one of the following:

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

        Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as net gains (losses) on derivatives and hedging activities.

        Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

        For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as net gains (losses) on derivatives and hedging activities.

        An economic hedge is defined as a derivative hedging specific or nonspecific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

an acceptable hedging strategy under the Bank's risk management policy. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows.

        The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income as net gains (losses) on derivatives and hedging activities.

        The differentials between accruals of interest receivables and payables on derivatives designated as fair-value or cash-flow hedges are recognized as adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities. Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the statement of cash flows.

        The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. The Bank has determined that all embedded derivatives in currently outstanding transactions as of December 31, 2007, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading under SFAS 115, as well as hybrid financial instruments accounted for under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 [SFAS 155]), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

        Derivatives are typically executed at the same time as the hedged advances or COs and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO bond that settles within the shortest period of time possible for the type of instrument based on market settlement conventions. In such circumstances, although the advance or CO bond will not be recognized in the financial statements until settlement date, the hedge meets the criteria within SFAS 133 for applying the shortcut method provided all the other criteria of SFAS 133 paragraph 68 are also met. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

        The Bank may discontinue hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

        Mandatorily Redeemable Capital Stock.    In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank will reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

        If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

        Prepayment Fees.    The Bank charges members a prepayment fee when they prepay certain advances before the original maturity. The Bank records prepayment fees net of SFAS 133 hedging fair-value adjustments included in the book basis of the advance as "prepayment fees on advances, net" in the interest income section of the statement of income.

        In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance by the same member, the Bank applies the guidance provided in Emerging Issues Task Force Issue No. 01-07, Creditor's Accounting for a Modification or Exchange of Debt Instruments (EITF 01-07) and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), and evaluates whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or as a new advance.

        If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. If the Bank determines that the advance should be treated as a new advance, it records the prepayment fee as prepayment fees on advances, net in the interest income section of the statement of income. If the modified advance is hedged, it is marked to fair value after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net gains (losses) on derivatives and hedging activities in other income. If the Bank determines that the advance should be treated as a new advance, it records the prepayment fee net of the SFAS 133 hedging

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in the interest income section of the statement of income.

        For prepaid advances that were hedged and met the hedge-accounting requirements of SFAS 133, the Bank terminates the hedging relationship upon prepayment and records the prepayment fee net of the SFAS 133 hedging fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the SFAS 133 hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

        Commitment Fees.    The Bank records commitment fees for standby letters of credit as a deferred credit when received, and amortizes these fees on a straight-line basis to service-fee income in other income over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

        Concessions on Consolidated Obligations.    The Office of Finance prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank. The Bank defers and amortizes these dealer concessions using the level-yield method over the contractual maturity of the COs. Unamortized concessions were $9.2 million and $10.8 million at December 31, 2007 and 2006, respectively, and are included in other assets on the statement of condition. Amortization of such concessions are included in CO interest expense and totaled $6.9 million, $4.6 million, and $1.3 million in 2007, 2006, and 2005, respectively.

        Discounts and Premiums on Consolidated Obligations.    The Bank accretes discounts and amortizes premiums on COs to expense using the level-yield method over the contractual maturity of the CO.

        Operating Expenses.    Included in operating expenses are salaries and employee benefits totaling $30.2 million, $26.9 million, and $25.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        Finance Board and Office of Finance Expenses.    The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank's primary regulator, and the Office of Finance, which manages the sale of COs. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank's percentage of total combined capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank's percentage of capital stock, percentage of COs issued, and percentage of COs outstanding.

        Affordable Housing Program.    The FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide grants to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank also issues AHP advances at interest rates below the customary rate for nonsubsidized advances. When the Bank makes an AHP

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance See Note 13 for more information.

        Resolution Funding Corporation.    Although the Bank is exempt from ordinary federal, state, and local taxation except for local real-estate tax, it is required to make payments to REFCorp. Each FHLBank is required to make quarterly payments to REFCorp to pay toward interest on bonds issued by REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 14 for more information.

        Estimated Fair Values.    Some of the Bank's financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses pricing services and internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 18 details the estimated fair values of the Bank's financial instruments.

        Cash Flows.    In the statement of cash flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits in banks are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

        Reclassification.    Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Note 2—Change in Accounting Principle, Accounting Adjustments, and Recently Issued Accounting Standards

Change in Accounting Principle for Amortization of MPF Mortgage-Loan Premiums and Discounts.

        Effective January 1, 2005, the Bank changed its method of accounting for premiums and discounts on MPF mortgage loans under SFAS 91 to the contractual method. Prior to 2005, amortization and accretion of premiums and discounts was computed using the retrospective method, that is, using the interest method over the estimated lives of the assets, which requires a retrospective adjustment of the effective yield each time the Bank changes its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. The retrospective method is intended to adjust prior reported amounts as if the new estimate had been known since the original acquisition of the assets. The contractual method uses the cash flows provided by the underlying loan contracts to apply the interest method. While both methods are acceptable under GAAP, we believe that the contractual method is preferable to the retrospective method because under the contractual method, the income effects of premiums and discounts are recognized in a manner that is reflective of the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Change in Accounting Principle, Accounting Adjustments, and Recently Issued Accounting Standards (Continued)

        As a result of implementing the change in accounting principle for amortization and accretion from the retrospective method to the contractual method, the Bank recorded a cumulative effect of a change in accounting principle effective January 1, 2005, that resulted in an increase to income before AHP and REFCorp assessments of $7.1 million.

Accounting Adjustments.

        During the second quarter of 2005, the Bank evaluated its estimation methodology for determining the fair-value hedge adjustments for certain CO bonds for which interest-rate swaps were designated as hedges of changes in fair value due to changes in the benchmark interest rate under SFAS 133. As a result of this evaluation, management changed the estimation methodology in favor of a method that it believes more accurately calculates the fair value of the hedged item, as further described below.

        In general, when we designate an interest-rate swap as a hedge of changes in fair value of the hedged item attributable to changes in the benchmark London Interbank Offered Rate (LIBOR) yield curve, we determine a constant spread adjustment to the LIBOR yield curve that results in a market interest rate on the hedged item at the inception of the hedging relationship. Previous to the change in our estimation methodology, when the Bank entered into this type of hedge relationship for a CO bond, in order to adjust the LIBOR yield curve for valuation purposes, we used the spread that was applied to the pay side of the associated interest-rate swap as a proxy for the market rate on the CO bond.

        After performing the evaluation in the second quarter of 2005, management believed that the aforementioned methodology was flawed because it overstated the yields used to determine the changes in the fair values of the CO bonds attributable to changes in the benchmark LIBOR yield curve. The former methodology did not consider that the pay-side LIBOR spread adjustment was set at a level designed to compensate the swap dealer for paying the swap fee and it resulted in an initial basis for the bond that is aligned with the value of the interest-rate swap immediately after the payment of the swap fee, rather than a par valuation.

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

        Management determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of June 30, 2005, and has been reflected as a change in estimate. As of June 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $9.4 million, which has been recorded in net gains (losses) on derivatives and hedging activities in other income. Additionally, it is expected that the use of the new methodology will lead to increased volatility in reported ineffectiveness associated with these hedging relationships due to the introduction of a difference in the initial valuation basis between the CO bond and the interest-rate swap that is subject to fluctuation with interest rates, and therefore there will be increased volatility in

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Change in Accounting Principle, Accounting Adjustments, and Recently Issued Accounting Standards (Continued)

the amount of gains and losses from derivative and hedging activities and reported net income in future periods. In general, when interest rates increase, ineffectiveness will generally be more negative, and when interest rates fall, ineffectiveness will generally be more positive than was the case under the previous method.

        During the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. As a result of this error, certain amounts of hedge ineffectiveness had been incorrectly deferred in other comprehensive income rather than being recorded in the income statement each period. The cumulative amount of the error through the end of the third quarter of 2006 was $6.4 million, or $4.7 million after assessments. Management has determined that the effect of this error is immaterial to prior periods, and as such, the cumulative effect of this error has been recorded in the income statement during the fourth quarter of 2006. The correction has resulted in an increase of $6.4 million to net gains (losses) on derivatives and hedging activities in other income.

Recently Issued Accounting Standards and Interpretations.

        SFAS 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which resolves issues addressed in Statement 133 Derivatives Implementation Group (DIG) Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair-value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG D1. SFAS 155 amends SFAS 140 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. The Bank's adoption of SFAS 155 on January 1, 2007, did not have a material impact on the Bank's earnings or statement of condition upon adoption.

        DIG Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets (DIG B40) On December 20, 2006, the FASB issued DIG B40 which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. The Bank's adoption of DIG B40 on January 1, 2007, did not have a material impact on the Bank's earnings or statement of condition.

        SFAS No. 157, Fair Value Measurements (SFAS 157). On September 15, 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 157 also

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Change in Accounting Principle, Accounting Adjustments, and Recently Issued Accounting Standards (Continued)

establishes a fair-value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair-value measurements and related disclosures, the fair-value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

  •
  Level 1—quoted prices in active markets for identical assets or liabilities,

  •
  Level 2—directly or indirectly observable inputs other than quoted prices, and

  •
  Level 3—unobservable inputs.

        SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair-value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank's adoption of SFAS 157 on January 1, 2008, did not have a material impact on the Bank's earnings or statement of condition.

        SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159, which creates a fair-value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank). Upon adoption of SFAS 159 on January 1, 2008, the Bank did not elect the fair-value option for any existing assets or liabilities, and therefore, there was no impact to the Bank's earnings or statement of condition.

        FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Change in Accounting Principle, Accounting Adjustments, and Recently Issued Accounting Standards (Continued)

financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. The current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement. This policy will remain in effect following the adoption of FSP FIN 39-1. At December 31, 2007, the Bank held cash collateral, including accrued interest from derivative counterparties totaling $61.2 million classified as deposits in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount was reclassified to derivative assets or derivative liabilities and the Bank does not consider this to have had a material impact to our financial condition.

        DIG Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23). On December 20, 2007, the FASB issued DIG E23 which amends paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. DIG E23 is effective for hedging relationships designated on or after January 1, 2008. The Bank's adoption of DIG E23 on January 1, 2008, did not have a material impact on the Bank's financial condition or results of operations.

Note 3—Cash and Due from Banks

        Cash Balances.    The Bank maintains collected cash balances with various commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2007 and 2006, were approximately $899,000 and $1.4 million, respectively.

        Restricted Balances.    In addition, the Bank maintained average required balances with the Federal Reserve Bank of Boston of approximately $5.8 million and $9.4 million for the years ended December 31, 2007 and 2006, respectively. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

        Pass-Through Deposit Reserves.    The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with the Federal Reserve Bank of Boston would be shown as cash and due from banks on the statement of condition. However, there were no pass-through reserves deposited at December 31, 2007 and 2006.

Note 4—Securities Purchased Under Agreements to Resell

        The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are assets on the statement of condition. The securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be decreased accordingly. The collateral received on securities purchased under agreements to resell has not been sold or repledged by the Bank. Securities purchased under agreements to resell averaged

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4—Securities Purchased Under Agreements to Resell (Continued)

$1.1 billion and $1.3 billion during 2007 and 2006, respectively, and the maximum amount outstanding at any month end during 2007 and 2006 was $3.0 billion and $3.9 billion, respectively.

Note 5—Trading Securities

        Major Security Types.    Trading securities as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006
Mortgage-backed securities
U.S. government guaranteed	$32,827	$42,677
Government-sponsored enterprises	47,754	63,685
Other	32,288	45,000

Total	$112,869	$151,362

        Net losses on trading securities for the years ended December 31, 2007 and 2006, consist of a change in net unrealized holding losses of $267,000 and $1.6 million for securities held on December 31, 2007 and 2006, respectively.

        The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 6—Available-for-Sale Securities

        Major Security Types.    Available-for-sale securities as of December 31, 2007, were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Income
		SFAS 133 Carrying Value Adjustments
	Amortized Cost		Unrealized Gains	Unrealized Losses	Estimated Fair Value
Supranational banks	$350,603	$44,075	$1,964	$(301)	$396,341
U.S. government corporations	213,485	21,715	2,004	—	237,204
Government-sponsored enterprises	143,586	12,635	424	(581)	156,064

	707,674	78,425	4,392	(882)	789,609
Mortgage-backed securities
Government-sponsored enterprises	269,248	8,501	—	(3,599)	274,150

Total	$976,922	$86,926	$4,392	$(4,481)	$1,063,759

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

        Available-for-sale securities as of December 31, 2006, were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Income
		SFAS 133 Carrying Value Adjustments
	Amortized Cost		Unrealized Gains	Unrealized Losses	Estimated Fair Value
Supranational banks	$351,299	$28,963	$2,366	$(144)	$382,484
U.S. government corporations	213,654	11,828	133	—	225,615
Government-sponsored enterprises	184,342	7,382	564	(741)	191,547
Other FHLBanks' bonds	14,685	15	16	—	14,716

	763,980	48,188	3,079	(885)	814,362
Mortgage-backed securities
Government-sponsored enterprises	172,619	(19)	1,096	—	173,696

Total	$936,599	$48,169	$4,175	$(885)	$988,058

        The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Supranational banks	$80,441	$(301)	$—	$—	$80,441	$(301)
Government-sponsored enterprises	—	—	59,665	(581)	59,665	(581)

	80,441	(301)	59,665	(581)	140,106	(882)
Mortgage-backed securities
Government-sponsored enterprises	274,150	(3,599)	—	—	274,150	(3,599)

Total temporarily impaired	$354,591	$(3,900)	$59,665	$(581)	$414,256	$(4,481)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

        Non-Mortgage-Backed Securities.    Management believes that the unrealized loss on the Bank's investment in supranational banks and GSE securities is the result of the current interest-rate environment and illiquidity in the credit markets. Management has reviewed these available-for-sale investments and has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        Mortgage-Backed Securities.    Management believes that the unrealized losses on the Bank's investment in MBS securities is the result of the current interest-rate environment and illiquidity in the credit markets. All of these MBS are issued and guaranteed by a GSE. Management has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government corporations	$37,049	$(144)	$—	$—	$37,049	$(144)
Government-sponsored enterprises	71,126	(741)	—	—	71,126	(741)

        Redemption Terms.    The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2007 and 2006, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,913	$30,315	$40,913	$40,974
Due after one year through five years	24,984	25,206	54,904	54,685
Due after five years through 10 years	—	—	14,477	14,053
Due after 10 years	652,777	734,088	653,686	704,650

	707,674	789,609	763,980	814,362
Mortgage-backed securities	269,248	274,150	172,619	173,696

Total	$976,922	$1,063,759	$936,599	$988,058

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

        As of December 31, 2006, the Bank's investment in other FHLBanks' bonds are included in the "due in one year or less" category in the above table.

        As of December 31, 2007, the amortized cost of the Bank's available-for-sale securities includes net premiums of $40.9 million. Of that amount, $40.9 million relate to non-MBS securities and $32,000 relate to MBS securities. As of December 31, 2006, the amortized cost of the Bank's available-for-sale securities includes net premiums of $45.8 million. Of that amount, $42.4 million relate to non-MBS securities and $3.4 million relate to MBS securities.

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for investment securities classified as available-for-sale at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$707,674	$763,980
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate collateralized mortgage obligations	269,248	172,619

Total	$976,922	$936,599

        As of December 31, 2007, the Bank held no investments in other FHLBanks' bonds. As of December 31, 2006, the Bank's investments in other FHLBanks' bonds were fixed-rate.

Note 7—Held-to-Maturity Securities

        Major Security Types.    Held-to-maturity securities as of December 31, 2007, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency obligations	$51,634	$1,831	$—	$53,465
State or local housing-finance-agency obligations	299,653	2,396	(14,821)	287,228

	351,287	4,227	(14,821)	340,693
Mortgage-backed securities
U.S. government guaranteed	13,661	636	—	14,297
Government-sponsored enterprises	1,658,407	26,305	(2,342)	1,682,370
Other	5,924,526	2,789	(179,140)	5,748,175

	7,596,594	29,730	(181,482)	7,444,842
Total	$7,947,881	$33,957	$(196,303)	$7,785,535

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        Held-to-maturity securities as of December 31, 2006, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency obligations	$62,823	$879	$—	$63,702
State or local housing-finance-agency obligations	315,545	3,763	(1,394)	317,914

	378,368	4,642	(1,394)	381,616
Mortgage-backed securities
U.S. government guaranteed	16,226	458	(15)	16,669
Government-sponsored enterprises	1,022,039	7,969	(9,207)	1,020,801
Other	5,889,558	8,992	(9,628)	5,888,922

	6,927,823	17,419	(18,850)	6,926,392
Total	$7,306,191	$22,061	$(20,244)	$7,308,008

        The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2007 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State or local housing-finance-agency obligations	$211,242	$(14,313)	$13,695	$(508)	$224,937	$(14,821)
Mortgage-backed securities
Government-sponsored enterprises	210,227	(285)	57,489	(2,058)	267,716	(2,343)
Other	4,371,330	(157,055)	911,997	(22,084)	5,283,327	(179,139)

	4,581,557	(157,340)	969,486	(24,142)	5,551,043	(181,482)
Total temporarily impaired	$4,792,799	$(171,653)	$983,181	$(24,650)	$5,775,980	$(196,303)

        State or Local Housing-Finance-Agency Obligations.    Management has reviewed the state or local housing-finance-agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        Mortgage-Backed Securities.    Management believes that while credit concerns have arisen concerning the rise in delinquencies and foreclosures of mortgage loans underlying these securities as well as the deterioration in house prices, a significant portion of the MBS price deterioration is due to the illiquid nature of the current MBS market The Bank has conducted extensive stress testing on the MBS portfolio under various foreclosure and loss severity scenarios. The results of the stress testing indicate that due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS portfolio at this time. Accordingly, management has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for securities issued by a U.S. government agency or GSE, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

        The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2006 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State or local housing-finance-agency obligations	$225,932	$(1,394)	$—	$—	$225,932	$(1,394)
Mortgage-backed securities
U.S. government guaranteed	847	(15)	—	—	847	(15)
Government-sponsored enterprises	109,340	(849)	355,297	(8,358)	464,637	(9,207)
Other	1,626,345	(1,726)	593,765	(7,902)	2,220,110	(9,628)

	1,736,532	(2,590)	949,062	(16,260)	2,685,594	(18,850)
Total temporarily impaired	$1,962,464	$(3,984)	$949,062	$(16,260)	$2,911,526	$(20,244)

        Redemption Terms.    The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2007 and 2006, are shown below (dollars in thousands). Expected

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,020	$1,039	$855	$866
Due after one year through five years	7,793	8,099	8,065	8,385
Due after five years through 10 years	3,743	3,927	4,265	4,471
Due after 10 years	338,731	327,628	365,183	367,894

	351,287	340,693	378,368	381,616
Mortgage-backed securities	7,596,594	7,444,842	6,927,823	6,926,392

Total	$7,947,881	$7,785,535	$7,306,191	$7,308,008

        As of December 31, 2007, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $18.7 million. Of that amount, $420,000 relate to non-MBS and $18.3 million relate to MBS. As of December 31, 2006, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $822,000. Of that amount, $471,000 relate to non-MBS and $351,000 relate to MBS.

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$155,447	$180,318
Variable-rate	195,840	198,050

	351,287	378,368
Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities:
Fixed-rate	1,173,205	924,283
Variable-rate	15,900	20,196
Collateralized mortgage obligations:
Fixed-rate	706,477	608,122
Variable-rate	5,701,012	5,375,222

	7,596,594	6,927,823

Total	$7,947,881	$7,306,191

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances

        Redemption Terms.    At December 31, 2007 and 2006, the Bank had advances outstanding, including AHP advances (see Note 13), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	2007		2006
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$61,496	4.64%	$8,285	5.66%
2007	—	—	21,541,880	5.12
2008	35,745,494	4.65	4,424,213	4.67
2009	6,801,904	4.59	3,811,448	4.91
2010	3,883,697	4.89	2,348,233	5.06
2011	1,974,447	4.88	1,984,555	4.92
2012	1,966,414	4.54	744,391	4.51
Thereafter	4,951,427	4.45	2,495,753	4.61

Total par value	55,384,879	4.65%	37,358,758	4.98%
Premiums	4,278		4,031
Discounts	(17,861)		(13,413)
SFAS 133 hedging adjustments	308,444		(7,251)

Total	$55,679,740		$37,342,125

        The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2007 and 2006, the Bank had callable advances outstanding totaling $30.0 million.

        The following table summarizes advances at December 31, 2007 and 2006, by year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006
Overdrawn demand-deposit accounts	$61,496	$8,285
2007	—	21,571,880
2008	35,775,494	4,424,213
2009	6,801,904	3,811,448
2010	3,883,697	2,348,233
2011	1,944,447	1,954,555
2012	1,966,414	744,391
Thereafter	4,951,427	2,495,753

Total par value	$55,384,879	$37,358,758

        The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2007 and 2006, the Bank had putable advances outstanding totaling $8.0 billion and $5.4 billion, respectively.

        The following table summarizes advances outstanding at December 31, 2007 and 2006, by year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date	2007	2006
Overdrawn demand-deposit accounts	$61,496	$8,285
2007	—	25,745,480
2008	41,613,769	4,476,013
2009	7,260,154	3,320,798
2010	2,681,797	1,120,083
2011	1,336,647	1,105,255
2012	987,864	431,791
Thereafter	1,443,152	1,151,053

Total par value	$55,384,879	$37,358,758

        Security Terms.    The Bank lends to financial institutions involved in housing finance within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits, and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. CFIs are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. At December 31, 2007 and 2006, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances. Based upon the financial condition of the member or borrower, the type of security agreement, and other factors, the Bank either:

  1.
  Requires a member to execute a written security agreement whereby the borrower retains possession of the collateral assigned to the Bank and agrees to hold such collateral for the benefit of the Bank; or

  2.
  Requires the member or borrower to specifically assign or place physical possession of such loan collateral with the Bank or a third-party custodian approved by the Bank; or

  3.
  Requires the member to place physical possession of such securities collateral with the Bank's safekeeping agent or held by the member's securities corporation.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        Beyond these provisions, section 10(e) of the FHLBank Act affords any security interest granted by a member or borrower to the Bank priority over the claims and rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank perfects its security interests in the collateral pledged by its members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

        Credit Risk.    While the Bank has never experienced a credit loss on an advance to a member or borrower, the expansion of collateral for CFIs and nonmember housing associates provides the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to appropriately manage this credit risk. Based on these policies, the Bank has not provided any allowances for losses on advances. The Bank's potential credit risk from advances is concentrated in commercial banks and savings institutions.

        Related-Party Activities.    The Bank defines related parties as those members whose ownership of the Bank's capital stock is in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents outstanding advances and total accrued interest receivable from advances as of December 31, 2007 and 2006 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2007
Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	42.9%	$260,666	70.1%
RBS Citizens N.A., Providence, RI(1)	6,241,960	11.3	22,661	6.1
As of December 31, 2006
Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	20.6%	$39,653	26.7%
Citizens Financial Group, Providence, RI(1)	7,005,329	18.8	28,647	19.3

(1)
During 2007, five of the Bank's members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank advances outstanding and accrued interest receivable to these five member institutions were transferred to RBS Citizens, N.A.

        The Bank held sufficient collateral to cover the advances to the above institutions and the Bank does not expect to incur any credit losses on these advances.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        The Bank recognized interest income on outstanding advances with the above members during the years ended December 31, 2007, 2006, and 2005, as follows (dollars in thousands):

Name	2007	2006	2005
Bank of America Rhode Island, N.A., Providence, RI	$698,874	$481,468	$99,216
Fleet National Bank, Providence, RI(1)	—	—	38,521
RBS Citizens N.A., Providence, RI(2)	177,603	—	—
Citizens Financial Group, Providence, RI(2)	255,019	328,532	122,589

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

(2)
During 2007, five of the Bank's members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank advances outstanding and accrued interest receivable to these five member institutions were transferred to RBS Citizens, N.A.

        The following table presents an analysis of advances activity with related parties for the year ended December 31, 2007 (dollars in thousands):

		For the Year Ended December 31, 2007
	Balance at December 31, 2006	Disbursements to Members	Payments from Members	Balance at December 31, 2007
Bank of America Rhode Island, N.A., Providence, RI	$7,708,372	$43,574,353	$(27,510,181)	$23,772,544
RBS Citizens N.A., Providence, RI(1)	7,005,329	346,670,996	(347,434,365)	6,241,960

(1)
During 2007, five of the Bank's members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc Upon consolidation, all Bank advances outstanding to these five member institutions were transferred to RBS Citizens, N.A. Advance amounts outstanding at December 31, 2006, and disbursements and payments occurring in 2007 prior to the consolidation of these members are included in the table and are aggregated at the holding company level for comparability.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for advances at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Par amount of advances
Fixed-rate	$51,044,476	$32,657,735
Variable-rate	4,340,403	4,701,023

Total	$55,384,879	$37,358,758

        Variable-rate advances noted in the above table include advances outstanding at December 31, 2007 and 2006, totaling $378.8 million and $393.8 million, respectively, which contain embedded interest-rate caps or floors.

        Prepayment Fees.    The Bank records prepayment fees received from members on prepaid advances net of any associated SFAS 133 hedging fair-value adjustments on those advances. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that the Bank is financially indifferent to the members' decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of income. For the three years ended December 31, 2007, 2006, and 2005, advance prepayment fees received from members, the associated hedging fair-value adjustments, and premium write-offs associated with prepaid advances are reflected in the following table (dollars in thousands):

	2007	2006	2005
Prepayment fees received from members	$4,368	$1,804	$15,269
Hedging fair-value adjustments	(1,393)	(117)	(6,393)
Premium write-off	—	(778)	—

Net prepayment fees	$2,975	$909	$8,876

        During 2007, the Bank received prepayment fees of $8,000 and $3,000 from Bank of America Rhode Island, N.A. and RBS Citizens N.A., respectively. The corresponding principal amount prepaid to the Bank during 2007 was $264,000 and $31,000 from Bank of America Rhode Island, N.A. and RBS Citizens N.A., respectively. The Bank did not pay or receive any prepayment fees from these members or their predecessors who were former members of the Bank during 2006 and 2005.

Note 9—Mortgage Loans Held for Portfolio

        Under the Bank's MPF program the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages are held-for-portfolio. Under the MPF program, the Bank's members originate, service, and credit-enhance residential real estate mortgages that are then sold to the Bank.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans Held for Portfolio (Continued)

        The following table presents mortgage loans held for portfolio as of December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Real estate
Fixed-rate 15-year single-family mortgages	$1,129,572	$1,321,762
Fixed-rate 20- and 30-year single-family mortgages	2,938,886	3,152,175
Premiums	35,252	42,274
Discounts	(11,270)	(12,758)
Deferred derivative gains and losses, net	(1,001)	(1,146)

Total mortgage loans held for portfolio	4,091,439	4,502,307
Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,091,314	$4,502,182

        The following table details the par value of mortgage loans held for portfolio at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Conventional loans	$3,637,590	$3,960,692
Government-insured loans	430,868	513,245

Total par value	$4,068,458	$4,473,937

        An analysis of the allowance for credit losses at December 31, 2007, 2006, and 2005, follows (dollars in thousands):

	2007	2006	2005
Balance at beginning of year	$125	$1,843	$1,379
Charge-offs	—	(14)	(38)
Recoveries	9	—	—

Net recoveries (charge-offs)	9	(14)	(38)
(Reduction of) provision for credit losses	(9)	(1,704)	502

Balance at end of year	$125	$125	$1,843

        Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At December 31, 2007 and 2006, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at December 31, 2007 and 2006, totaled $8.0 million and $4.8 million, respectively. The Bank's mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. REO at December 31, 2007 and 2006, totaled $2.2 million and $1.3 million, respectively. REO is recorded on the statement of condition in other assets.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans Held for Portfolio (Continued)

        Sale of REO Assets.    During the years ended December 31, 2007, 2006, and 2005 the Bank sold REO assets with a recorded carrying value of $3.7 million, $932,000, and $1.1 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains (losses) totaling $112,000, $(19,000), and $104,000 on the sale of REO assets during the years ended December 31, 2007, 2006, and 2005, respectively. Gains and losses on the sale of REO assets are recorded in other income.

        The Bank records CE fees as a reduction to mortgage-loan-interest income. CE fees totaled $4.6 million, $5.1 million, and $4.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 10—Derivatives and Hedging Activities

        Nature of Business Activity.    The Bank may enter into interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates.

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

        In addition to using derivatives for general asset-liability management, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets, liabilities, and anticipated transactions, (3) to hedge the duration risk of prepayable instruments, (4) to exactly offset other derivatives executed with members (when the Bank serves as an intermediary), and (5) to reduce funding costs.

        Consistent with Finance Board regulations, the Bank enters into derivatives only to reduce the interest-rate-risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank's risk-management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-efficient alternative to achieve the Bank's financial and risk-management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).

        Types of Assets and Liabilities Hedged.    The Bank formally documents at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions and its method of assessing ineffectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (1) assets and liabilities on the statement of condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical or scenario-based analyses to assess the effectiveness of its hedges. For hedges that are deemed highly effective that meet the hedge-accounting requirements of SFAS 133, the Bank applies hedge accounting. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.

        Consolidated Obligations.    While COs are the joint and several obligations of the FHLBanks, each FHLBank has COs for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances.

        In a typical transaction, fixed-rate COs are issued, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed-interest cash flows to the Bank designed to mirror in timing and amount the interest cash outflows the Bank pays on the CO. At the same time, the Bank may pay a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets. These transactions are treated as fair-value hedges under SFAS 133. This intermediation between the capital and derivatives markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

        In a typical cash-flow or economic hedge of anticipated CO issuance, the Bank enters into a hedge upon the execution of an asset transaction that is expected to be funded by a CO with similar interest-rate risk. The hedge transaction is monitored until the anticipated COs are issued, at which time the hedge is terminated at its fair value. If the hedge is designated as a cash-flow hedge and is highly effective, the gain or loss is recorded as a basis adjustment to the hedged CO. If the hedge is designated as an economic hedge or if the hedge is less than highly effective, the fair value of the hedge at termination is recorded in current net income.

        Advances.    The Bank may use interest-rate swaps to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank's funding liabilities. Typically, the Bank hedges fixed-rate advances with interest-rate swaps where the Bank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge under SFAS 133. Alternatively, the advance might have a floating-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. This type of hedge is treated as a cash-flow hedge under SFAS 133.

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

        The member's ability to prepay can create interest-rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a member's decision to prepay an advance. When the Bank offers advances (other than short-term advances) that a

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

member may prepay without a prepayment fee, it usually finances such advances with callable debt or otherwise hedges this option.

        Mortgage Loans.    The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated prepayment behavior. The Bank addresses a portion of the interest-rate risk inherent in mortgage loans by duration-matching mortgage loans and the funding liabilities. As interest rates change, the portfolio is rebalanced to maintain the targeted duration level. The Bank may also manage against prepayment, or convexity, risk by funding some mortgage loans with COs that have redemption features. In addition, the Bank may use derivatives to manage the prepayment and duration variability of mortgage loans. Net income could be reduced if the Bank replaces mortgage loans with lower-yielding assets and if the Bank's higher funding costs are not reduced concomitantly.

        Swaptions, which are options to enter into specified interest-rate swaps at a future date, may also be used to hedge prepayment risk on the mortgage loans, many of which are not designated to specific mortgage loans and, therefore, do not receive fair-value or cash-flow hedge-accounting treatment. The options are marked to market through current earnings and presented on the statement of income as net gains (losses) on derivatives and hedging activities. The Bank may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked to market through earnings.

        Firm Commitment Strategies.    In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative and Hedging Activities (SFAS 149), certain mortgage-purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank may hedge these commitments by selling MBS to be announced (TBA) or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. These hedges do not qualify for hedge accounting treatment under SFAS 133. The mortgage-purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in the current period earnings. When the mortgage-purchase-commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

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

        Investments.    The Bank invests in U.S. agency obligations, MBS, asset-backed securities, and the taxable portion of state or local housing-finance-agency obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. Finance Board regulations prohibit investments in securities issued by foreign entities (other

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

than U.S. branches of commercial banks) or securities denominated in currencies other than U.S. dollars. Moreover, the Finance Board's regulations and the Bank's policies limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. The Bank may manage against prepayment and duration risk by funding investment securities with COs that have call features by hedging the prepayment risk with caps or floors, callable swaps, or swaptions.

        For long-term securities that are classified as held-to-maturity, the Bank manages its interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, the Bank typically funds floating-rate MBS whose coupons reset monthly with short-term discount notes or with other bonds with fixed rates that have been converted to a floating rate with an interest-rate swap, while it might use long-term bonds to fund fixed-rate commercial MBS.

        For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in fair value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in value is recorded in other comprehensive income as net unrealized (loss) gain on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, the Bank records the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as net unrealized gain relating to hedging activities. The ineffective portion is recorded in other income in the statement of income and presented as net gains (losses) on derivatives and hedging activities.

        The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. These derivatives are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized losses on trading securities in the statements of income, while the changes in fair value of the associated derivatives are included in other income in the statements of income and presented as net gains (losses) on derivatives and hedging activities.

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

        Managing Credit Risk on Derivatives.    The Bank is subject to credit risk on its hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through its ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in Bank policies and Finance Board regulations. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with the Bank. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

defined threshold amount be secured by readily marketable, investment-grade U.S. Treasury, GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Rating Service (S&P) or Moody's Investor Service (Moody's) ratings. Credit exposures are then measured at least weekly and, in most cases daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. These master-netting agreements also contain bilateral ratings-tied termination events permitting the Bank to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, Bank management does not anticipate any credit losses on its derivative agreements.

        The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit-risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward interest-rate agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

        At December 31, 2007 and 2006, the Bank's credit risk as measured by current replacement cost was approximately $117.8 million and $128.4 million, respectively. These totals include $172.6 million and $180.0 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash and securities, including accrued interest with a fair value of $127.0 million and $133.7 million as collateral as of December 31, 2007 and 2006, respectively. This collateral has not been sold or repledged.

        The Bank executes derivatives with counterparties rated single-A or better by either S&P or Moody's. Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 19 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

        The Bank has not issued COs denominated in currencies other than U.S. dollars.

        Intermediation.    In the past, the Bank has acted as an intermediary between members and other counterparties by entering into derivatives with members and into offsetting derivatives with other counterparties to meet the needs of its members. The notional balance of derivatives with members in which the Bank was an intermediary was $10.0 million at December 31, 2007 and 2006, consisting of two sold options to one member. The offsetting derivatives with counterparties was $10.0 million at December 31, 2007 and 2006. Effective March 2007, the Bank has discontinued offering this service and is no longer entering into new derivatives with members.

        Financial Statement Impact and Additional Financial Information.    For the years ended December 31, 2007, 2006, and 2005, the Bank recorded net gains (losses) on derivatives and hedging activities totaling $7.6 million, $10.5 million, and $(10.8) million, respectively, in other income. Net

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

gains (losses) on derivatives and hedging activities for the years ended December 31, 2007, 2006, and 2005 were as follows (dollars in thousands):

	2007	2006	2005
Net gains (losses) related to fair-value hedge ineffectiveness	$8,367	$10,417	$(9,544)
Net (losses) gains resulting from economic hedges not receiving hedge accounting	(752)	123	(1,299)

Net gains (losses) on derivatives and hedging activities	$7,615	$10,540	$(10,843)

        There were no amounts for the years ended December 31, 2007, 2006, and 2005, that were reclassified into earnings as a result of the discontinuance of cash-flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

        As of December 31, 2007, the amount of deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is $974,000.

        The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$28,508,718	$(375,455)	$29,303,303	$(219,986)
Economic	180,500	(2,319)	172,500	(82)
Interest-rate swaptions:
Economic	—	—	150,000	—
Interest-rate caps/floors:
Fair value	—	—	454,800	3,842
Economic	409,800	586	446,000	—
Member intermediated	20,000	—	20,000	—

Total	29,119,018	(377,188)	30,546,603	(216,226)
Mortgage-delivery commitments(1)	9,600	27	6,573	(24)

Total derivatives	$29,128,618	(377,161)	$30,553,176	(216,250)

Accrued interest		218,569		224,062

Net derivatives fair value		$(158,592)		$7,812

Derivative assets		$117,823		$128,373
Derivative liabilities		(276,415)		(120,561)

Net derivatives fair value		$(158,592)		$7,812

(1)
Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        Related-Party Activities.    The following table presents an analysis of outstanding derivative contracts with related parties and affiliates of related parties for December 31, 2007 and 2006 (dollars in thousands):

			December 31, 2007		December 31, 2006
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding	Notional Outstanding	Percent of Notional Outstanding
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,305,910	4.48%	$1,567,350	5.13%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.(1)	Dealer	896,500	3.08	982,500	3.22

(1)
During 2007, five of the Bank's members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc.

Note 11—Deposits

        The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit in the Bank funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans; the Bank classifies these items as other deposits in the following table.

        Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2007 and 2006, include SFAS 133 hedging adjustments of $4.4 million and $3.8 million, respectively. The average interest rates paid on average deposits during 2007and 2006 were 4.73 percent and 4.57 percent, respectively.

        The following table details interest-bearing and non-interest-bearing deposits as of December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Interest bearing
Demand and overnight	$733,808	$1,087,454
Term	30,770	28,756
Other	3,393	2,841
Non-interest bearing
Other	6,070	4,958

Total deposits	$774,041	$1,124,009

        The aggregate amount of time deposits with a denomination of $100,000 or more was $30.2 million and $29.3 million as of December 31, 2007 and 2006, respectively.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations

        COs consist of consolidated bonds and discount notes and as provided by the FHLBank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

        Although the Bank is primarily liable for its portion of COs (that is, those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that has primary liability for such CO, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBanks' participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

        The par amounts of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $1.2 trillion and $952.0 billion at December 31, 2007 and 2006, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the COs outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

        To provide holders of COs issued prior to January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks' previous leverage limit of 12 times the FHLBanks' capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account [SAA]) if capital stock is less than 8.33 percent of COs. Mandatorily redeemable capital stock is considered capital stock for determining the Bank's compliance with this requirement. At December 31, 2007 and 2006, the FHLBanks' regulatory capital stock was 4.3 percent and 4.5 percent, respectively, of the par value of COs outstanding, and the required minimum pledged qualifying asset balance was approximately $6,000 and $26,000, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks' SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2007 and 2006, no FHLBank had a capital-to-assets ratio less than two percent;

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

therefore no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.

        General Terms.    COs are issued with either fixed-rate coupon-payment terms or variable-rate interest-payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury (CMT), Treasury Bills (T-Bills), the prime rate, Eleventh District Cost of Funds Index (COFI), and others. To meet the expected specific needs of certain investors in COs, both fixed-rate bonds and variable-rate bonds may contain features, that may result in complex coupon-payment terms and call options. When such COs are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

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

  Step-Up Bonds pay interest at increasing fixed rates for specified intervals over the life of the bond and can be called at the Bank's option on the step-up dates.

        Interest-Rate-Payment Terms.    The following table details CO bonds by interest-rate-payment type at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Par value of CO bonds
Fixed-rate bonds	$28,377,715	$33,153,210
Zero-coupon bonds	4,209,700	3,686,000
Simple variable-rate bonds	1,000,000	1,000,000
Step-up bonds	65,000	795,000

Total par value	$33,652,415	$38,634,210

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

        Redemption Terms.    The following is a summary of the Bank's participation in CO bonds outstanding at December 31, 2007 and 2006, by year of contractual maturity (dollars in thousands):

	2007		2006
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007	$—	—%	$14,211,705	4.45%
2008	11,247,010	4.39	9,091,950	4.51
2009	6,335,475	4.63	3,611,185	4.52
2010	3,218,350	4.57	1,635,770	4.48
2011	1,705,500	4.86	1,289,600	4.81
2012	1,836,080	5.03	1,073,500	4.93
Thereafter	9,310,000	5.74	7,720,500	5.76

Total par value	33,652,415	4.89%	38,634,210	4.76%
Premiums	29,577		14,719
Discounts	(3,329,419)		(3,009,308)
SFAS 133 hedging adjustments	69,414		(121,179)

Total	$30,421,987		$35,518,442

        The Bank's CO bonds outstanding at December 31, 2007 and 2006, included (dollars in thousands):

	2007	2006
Par value of CO bonds
Callable	$18,514,700	$22,336,000
Noncallable or non-putable	15,137,715	16,298,210

Total par value	$33,652,415	$38,634,210

        The following table summarizes CO bonds outstanding at December 31, 2007 and 2006, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006
2007	$—	$26,892,705
2008	23,076,710	5,871,950
2009	4,140,475	2,176,185
2010	2,293,350	715,770
2011	671,800	569,600
2012	956,080	763,500
Thereafter	2,514,000	1,644,500

Total par value	$33,652,415	$38,634,210

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

        Consolidated Obligation Discount Notes.    CO discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

        The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate(1)
December 31, 2007	$42,988,169	$43,264,750	4.33%

December 31, 2006	$17,723,515	$17,780,433	5.11%

    (1)
    The CO discount notes weighted-average rate represents a yield to maturity.

Note 13—Affordable Housing Program

        Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market-rate advances to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is defined as GAAP income before interest expense associated with mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCorp. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation determined by the Finance Board. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues this expense monthly based on its income before assessments. Calculation of the REFCorp assessment is discussed in Note 14.

        If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. In annual periods where the Bank's regulatory income is zero or less, the AHP assessment for the Bank is zero. However, if the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings in the previous year. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. There was no shortfall in either 2007, 2006, or 2005. If the Bank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the Bank may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in either 2007, 2006, or 2005.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13—Affordable Housing Program (Continued)

        The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $80.9 million and $61.3 million at December 31, 2007 and 2006, respectively.

        An analysis of the AHP liability for the years ended December 31, 2007 and 2006, follows (dollars in thousands):

Roll-forward of the AHP Liability	2007	2006
Balance at beginning of year	$44,971	$35,957
AHP expense for the year	22,182	21,848
AHP direct grant disbursements	(13,410)	(11,142)
AHP subsidy for below-market-rate advance disbursements	(5,409)	(2,077)
Return of previously disbursed grants and subsidies	117	385

Balance at end of year	$48,451	$44,971

Note 14—Resolution Funding Corporation

        Each FHLBank is required to pay to REFCorp 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCorp. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues its REFCorp assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides their net income before AHP and REFCorp to the REFCorp, which then performs the calculations for each quarter-end.

        The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCorp will be fully satisfied. The cumulative amount to be paid to REFCorp by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank's obligation to the REFCorp would be calculated based on the Bank's year-to-date GAAP net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCorp for the year.

        The Finance Board is required to extend the term of the FHLBanks' obligation to the REFCorp for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Resolution Funding Corporation (Continued)

        The FHLBanks' aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks' aggregate payments through 2007 have satisfied $24.2 million of the $75 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007, until the annuity is satisfied.

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

Note 15—Capital

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

  2.
  At least a four percent total capital-to-assets ratio. Total capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses.

  3.
  At least a five percent leverage capital-to-assets ratio. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

        The Bank was in compliance with these capital rules and requirements throughout 2007 and 2006. The following table demonstrates the Bank's compliance with these capital requirements at December 31, 2007 and 2006 (dollars in thousands).

	December 31, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$363,537	$3,421,523	$342,352	$2,542,175
Total regulatory capital	$3,130,045	$3,421,523	$2,298,791	$2,542,175
Total capital-to-asset ratio	4.0%	4.4%	4.0%	4.4%
Leverage capital	$3,912,556	$5,132,284	$2,873,489	$3,813,262
Leverage ratio	5.0%	6.6%	5.0%	6.6%

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

        Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank's compliance with these regulatory requirements.

        The Bank offers only Class B stock and members are required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, 4.0 percent for advances with an original maturity greater than overnight and up to three months, and 4.5 percent for all other advances and other specified assets related to activity between the Bank and the member. Members may redeem Class B stock by giving five years' notice. The Bank, in its discretion, can repurchase stock from the member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) and the repurchase will not cause the Bank to fail to meet any of its capital requirements. The Bank may also allow the member to sell the excess capital stock at par value to another member of the Bank. During 2007 and 2006, the Bank honored all excess capital stock-repurchase requests from members after determining that the Bank would remain in compliance with its capital requirements after making such repurchases. At December 31, 2007 and 2006, members and nonmembers with capital stock outstanding held excess capital stock totaling $233.8 million and $203.0 million, representing approximately 7.3 percent and 8.6 percent of total capital stock outstanding, respectively.

        The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership voluntary for all members. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank's capital plan, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. A five-year redemption-notice period can also be triggered by the involuntary termination of membership of a member by the Bank's board of directors or by the Finance Board, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside the six New England states. At the end of the five-year redemption-notice period, if the former member's activity-based stock-investment requirement is greater than zero, the Bank may require the associated remaining obligations to the Bank to be satisfied in full prior to allowing the member to redeem the remaining shares.

        Because the Bank's Class B shares are redeemable, the Bank can experience a reduction in its capitalization, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this potential risk, including the following:

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

  •
  Third, the Bank's concentration of ownership is limited by the $25 million maximum membership stock-investment requirement.

  •
  Fourth, the Bank's board of directors may modify the membership stock-investment requirement or the activity-based stock-investment requirement, or both, to address expected shortfalls in capitalization due to membership termination.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

  •
  Fifth, the Bank's board of directors or the Finance Board may suspend redemptions in the event that such redemptions would cause the Bank not to meet its minimum regulatory capital requirements.

        The Bank's board of directors may declare and pay dividends in either cash or capital stock.

        Mandatorily Redeemable Capital Stock.    The Bank is a cooperative whose members and former members own all of the Bank's capital stock. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value. At December 31, 2007 and 2006, the Bank had $31.8 million and $12.4 million, respectively in capital stock subject to mandatory redemption. Payment of capital stock subject to mandatory redemption is subject to a five-year waiting period and the Bank continuing to meet its minimum capital requirements. This amount has been classified as mandatorily redeemable capital stock in the liability section of the statement of condition in accordance with SFAS 150. For the years ended December 31, 2007, 2006, and 2005, dividends on mandatorily redeemable capital stock of $1.4 million, $841,000, and $1.8 million, respectively, were recorded as interest expense. The following table provides the number of stockholders and the related dollar amounts for activities recorded as mandatorily redeemable capital stock during 2007, 2006, and 2005.

	2007		2006		2005
	Number of Stockholders	Amount	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of year	5	$12,354	5	$8,296	2	$57,882
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	3	36,070	2	6,928	4	408
Repurchase of mandatorily redeemable capital stock	(2)	(16,616)	(2)	(2,870)	(1)	(49,994)

Balance at end of year	6	$31,808	5	$12,354	5	$8,296

        The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2007 and 2006 (dollars in thousands). Consistent with the capital plan currently in effect, the Bank is not required to redeem membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. Furthermore, the Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer outstanding, the Bank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital-stock redemption discussed below. The year of redemption in the following table represents the end of the five-year redemption period. However, as discussed above, if activity to which the capital stock relates

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

remains outstanding beyond the five-year redemption period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding.

	December 31,
	2007	2006
Contractual Year of Redemption
2007	$—	$—
2008	—	—
2009	4,185	6,998
2010	103	103
2011	—	5,253
2012	27,520	—

Total	$31,808	$12,354

        A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank's capital plan provides that the Bank will charge the member a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with section 7(j) of the FHLBank Act.

        Statutory and Regulatory Restrictions on Capital-Stock Redemption.    In accordance with the GLB Act, Bank stock is putable by the member. However, there are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, including the following.

  •
  The Bank may decide to suspend redemptions if it reasonably believes that such redemptions would cause the Bank to fail to meet any of its minimum capital requirements, would prevent the Bank from maintaining adequate capital against potential risks that are not adequately reflected in its minimum capital requirements, or would otherwise prevent the Bank from operating in a safe and sound manner.

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

  •
  Under the GLB Act, the Bank may only redeem stock investments that exceed the members' required minimum investment in Bank stock.

  •
  If the Bank is liquidated, after payment in full to the Bank's creditors, the Bank's stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, the Bank's board of directors shall determine the rights and

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

    preferences of the Bank's stockholders, subject to any terms and conditions imposed by the Finance Board.

        Additionally, the Bank cannot redeem or repurchase shares of capital stock from any member of the Bank if any of the following conditions are present:

  •
  If, following such redemption, the Bank would fail to satisfy its minimum capital requirements. By law, no Bank stock may be redeemed if the Bank becomes undercapitalized.

  •
  If either the Bank's board of directors or the Finance Board determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

  •
  If the principal or interest due on any CO issued through the Office of Finance on which the Bank is the primary obligor has not been paid in full when due;

  •
  If the Bank fails to provide the Finance Board quarterly certification required by section 966.9(b)(1) of the Finance Board's rules prior to declaring or paying dividends for a quarter;

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

        In addition to possessing the authority to suspend stock redemptions, the Bank's board of directors also has a statutory obligation to review and adjust member capital stock purchase requirements in order to comply with the Bank's minimum capital requirements, and each member must comply promptly with any such requirement. However, a member may be able to reduce its outstanding business with the Bank as an alternative to purchasing additional capital stock.

        Related-Party Activities.    The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding. The following

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

table presents member holdings of 10 percent or more of the Bank's total capital stock outstanding at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007		December 31, 2006
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A., Providence, RI	$1,057,094	33.1%	$324,338	13.8%
Citizens Financial Group, Providence, RI(1)	—	—	363,544	15.4
RBS Citizens N.A., Providence, RI(1)	344,634	10.8	—	—

(1)
During 2007, five of the Bank's members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all capital stock outstanding to these five member institutions was transferred to RBS Citizens, N.A.

Note 16—Employee Retirement Plans

        Employee Retirement Plans.    The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $3.5 million, $2.8 million, and, $2.8 million in the years ended December 31, 2007, 2006, and 2005, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

        Supplemental Retirement Benefits.    The Bank also maintains a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan.

        Postretirement Benefits.    The Bank sponsors a fully insured retirement benefit program that includes life insurance benefits for eligible retirees. The Bank provides life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2007	2006	2007	2006
Change in benefit obligation(1)
Benefit obligation at beginning of year	$8,330	$7,715	$344	$318
Service cost	431	458	20	24
Interest cost	554	475	14	22
Actuarial loss (gain)	667	38	(31)	(8)
Benefits paid	—	(356)	(14)	(12)

Benefit obligation at end of year	9,982	8,330	333	344
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	356	14	12
Benefits paid	—	(356)	(14)	(12)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(9,982)	$(8,330)	$(333)	$(344)

(1)
Represents projected benefit obligation and accumulated postretirement benefit obligation for the supplemental retirement plan and the postretirement benefit plan.

        Amounts recognized in other liabilities on the statement of condition for the Bank's supplemental retirement and postretirement benefit plans at December 31, 2007 and 2006, were $10.3 million and $8.7 million, respectively.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        Amounts recognized in accumulated other comprehensive income for the Bank's supplemental retirement and postretirement benefit plans as of December 31, 2007 and 2006, were (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2007	2006	2007	2006
Net actuarial loss	$2,691	$2,417	$31	$76
Prior service benefit	(52)	(31)	—	—
Transition obligation	—	19	—	—

Net amount recognized	$2,639	$2,405	$31	$76

        The accumulated benefit obligation for the supplemental retirement plan was $7.6 million and $6.6 million at December 31, 2007 and 2006, respectively.

        The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the Bank's supplemental retirement and postretirement benefit plans for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	Supplemental Retirement Plan			Postretirement Benefit Plan
	2007	2006	2005	2007	2006	2005
Net Periodic Benefit Cost
Service cost	$431	$458	$359	$20	$24	$16
Interest cost	554	475	383	14	22	16
Amortization of prior service cost	21	29	29	—	—	—
Amortization of net actuarial loss	393	347	291	3	3	2
Amortization of transition obligation	19	20	20	—	—	—

Net periodic benefit cost	1,418	1,329	1,082	37	49	34
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Amortization of prior service cost	(21)	—	—	—	—	—
Amortization of net actuarial loss	(393)	—	—	(3)	—	—
Amortization of transition obligation	(19)	—	—	—	—	—
Net actuarial loss (gain)	667	—	—	(42)	—	—

Total recognized in accumulated other comprehensive income	234	—	—	(45)	—	—

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$1,652	$1,329	$1,082	$(8)	$49	$34

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit costs for the Bank's supplemental retirement and postretirement benefit plans over the next fiscal year are (dollars in thousands):

	Supplemental Retirement Plan	Postretirement Benefit Plan
	2007	2007
Net actuarial loss	$282	$—
Prior service benefit	(17)	—

Net estimated amount to be amortized	$265	$—

        The measurement date used to determine current year's benefit obligation was December 31, 2007.

        Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank's supplemental retirement and postretirement benefit plans at December 31, 2007 and 2006, were:

	Supplemental Retirement Plan		Postretiremesnt Benefit Plan
	2007	2006	2007	2006
Benefit obligation
Discount rate	6.25%	5.75%	6.50%	5.75%
Salary increases	5.50%	5.50%	—	—
Net periodic benefit cost
Discount rate	5.75%	5.50%	5.75%	5.50%
Salary increases	5.50%	5.50%	—	—

        The discount rate for the supplemental retirement plan as of December 31, 2007, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2007, and solving for the single discount rate that produces the same present value.

        The Bank's supplemental retirement and postretirement benefit plans are not funded; therefore, no contributions will be made in 2008.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        Estimated future benefit payments for the Bank's supplemental retirement and postretirement benefit plans, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

Years	Supplemental Retirement Plan Payments	Postretirement Benefit Plan Payments
2008	$167	$14
2009	295	15
2010	396	15
2011	473	15
2012	884	16
2013-2017	4,719	93

        Defined Contribution Plan.    The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank's contributions are equal to a percentage of participants' compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contribution was $689,000, $602,000, and $533,000 in the years ended December 31, 2007, 2006, and 2005, respectively.

        The Bank also maintains the Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The Director's Nonqualified Deferred Compensation Program, a deferred compensation plan that was available to all directors prior to 2007, was merged into the Thrift BEP effective on the close of business December 31, 2006. Beginning January 1, 2007, directors of the Bank may elect to defer receipt of meeting fees to the Thrift BEP. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank's contribution to these plans totaled $106,000, $156,000, and $142,000 in the years ended December 31, 2007, 2006, and 2005, respectively. The Bank's obligation from these plans at December 31, 2007 and 2006, was $5.6 million and $5.0 million, respectively.

Note 17—Segment Information

        As part of its method of internal reporting, the Bank analyzes its financial performance based on the net interest income of two operating segments: mortgage-loan finance and all other business activity. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan-finance segment includes mortgage loans acquired through the MPF program and the related funding of those mortgage loans. Income from the mortgage-loan-finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 17—Segment Information (Continued)

        The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	Net Interest Income after (Reduction of) Provision for Credit Losses on Mortgage Loans by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Other Income/ (Loss)	Other Expense	Income Before Assessments
2007	$29,096	$283,359	$312,455	$11,137	$53,618	$269,974
2006	$37,195	$266,697	$303,892	$11,750	$49,055	$266,587
2005	$34,906	$218,199	$253,105	$(29,734)	$46,184	$177,187

        The following table presents total assets by business segment as of December 31, 2007, 2006, and 2005, and average-earning assets by business segment for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	Total Assets by Segment			Total Average-Earning Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Mortgage Loan Finance	Other Business Activities	Total
2007	$4,112,988	$74,138,126	$78,251,114	$4,273,757	$60,351,358	$64,625,115
2006	$4,525,354	$52,944,427	$57,469,781	$4,720,061	$54,198,642	$58,918,703
2005	$4,910,837	$52,789,197	$57,700,034	$4,371,983	$45,236,956	$49,608,939

Note 18—Estimated Fair Values

        The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2007 and 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

        Subjectivity of Estimates.    Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and bonds with options using the methods described below and other methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest- rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair-value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

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

        Advances.    The Bank determines the estimated fair value of advances by calculating the present value of expected cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances and loans with similar terms. In accordance with the Finance Board's advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

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

        Derivative Assets and Liabilities.    The Bank bases the estimated fair values of derivatives with similar terms on available market prices, including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability.

        Deposits.    The Bank determines estimated fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

        Consolidated Obligations.    The Bank estimates fair value based on the present value of each obligation discounted at the estimated cost of raising comparable term debt as indicated by the Office of Finance.

        Mandatorily Redeemable Capital Stock.    The fair value of capital subject to mandatory redemption is generally at par value. Capital stock can only be acquired by the Bank's members at par value and redeemed at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the Bank's cooperative structure.

        Commitments.    The estimated fair value of the Bank's standby bond-purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

        Commitments to Extend Credit for Mortgage Loans.    Certain mortgage-loan-purchase commitments are recorded as derivatives at their fair value.

        The carrying values and estimated fair values of the Bank's financial instruments at December 31, 2007, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$6,823	$—	$6,823
Interest-bearing deposits in banks	5,330,050	2,096	5,332,146
Securities purchased under agreements to resell	500,000	(3)	499,997
Federal funds sold	2,908,000	(184)	2,907,816
Trading securities	112,869	—	112,869
Available-for-sale securities	1,063,759	—	1,063,759
Held-to-maturity securities	7,947,881	(162,346)	7,785,535
Advances	55,679,740	186,075	55,865,815
Mortgage loans, net	4,091,314	(30,553)	4,060,761
Accrued interest receivable	457,407	—	457,407
Derivative assets	117,823	—	117,823
Liabilities:
Deposits	(774,041)	435	(773,606)
Consolidated obligations:
Bonds	(30,421,987)	(83,778)	(30,505,765)
Discount notes	(42,988,169)	(10,236)	(42,998,405)
Mandatorily redeemable capital stock	(31,808)	—	(31,808)
Accrued interest payable	(280,687)	—	(280,687)
Derivative liabilities	(276,415)	—	(276,415)
Other:
Commitments to extend credit for advances	—	(681)	(681)
Standby bond-purchase agreements	—	1,752	1,752
Standby letters of credit	(773)	—	(773)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

        The carrying values and estimated fair values of the Bank's financial instruments at December 31, 2006, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$8,197	$—	$8,197
Interest-bearing deposits in banks	940,050	(7)	940,043
Securities purchased under agreements to resell	3,250,000	1	3,250,001
Federal funds sold	2,606,500	(15)	2,606,485
Trading securities	151,362	—	151,362
Available-for-sale securities	988,058	—	988,058
Held-to-maturity securities	7,306,191	1,817	7,308,008
Advances	37,342,125	(52,088)	37,290,037
Mortgage loans, net	4,502,182	(101,404)	4,400,778
Accrued interest receivable	213,934	—	213,934
Derivative assets	128,373	—	128,373
Liabilities:
Deposits	(1,124,009)	622	(1,123,387)
Consolidated obligations:
Bonds	(35,518,442)	206,126	(35,312,316)
Discount notes	(17,723,515)	1,806	(17,721,709)
Mandatorily redeemable capital stock	(12,354)	—	(12,354)
Accrued interest payable	(357,600)	—	(357,600)
Derivative liabilities	(120,561)	—	(120,561)
Other:
Commitments to extend credit for advances	—	(3,303)	(3,303)
Standby bond-purchase agreements	—	915	915
Standby letters of credit	(579)	—	(579)

Note 19—Commitments and Contingencies

        As described in Note 12, as provided by the FHLBank Act or Finance Board regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the CO of another FHLBank.

        The Bank considered the guidance under FASB interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at December 31, 2007 and 2006. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable were approximately $1.1 trillion and $895.6 billion at December 31, 2007 and 2006, respectively.

        Commitments to Extend Credit.    Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $873.5 million and $76.4 million at December 31, 2007 and 2006, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary's draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006
Outstanding notional	$2,578,743	$1,792,749
Original terms	Three months to 20 years	Two months to 20 years
Final expiration year	2024	2024

        Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $773,000 and $579,000 at December 31, 2007 and 2006, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 8 for additional information. The estimated fair values of commitments as of December 31, 2007 and 2006, is reported in Note 18.

        Commitments for unused line-of-credit advances totaled approximately $1.4 billion and $1.5 billion at December 31, 2007 and 2006, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

        Mortgage Loans.    Commitments that obligate the Bank to purchase mortgage loans totaled $9.6 million and $6.6 million at December 31, 2007 and 2006, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

        Standby Bond-Purchase Agreements.    The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire after five years, currently no later than 2012. Total commitments for bond purchases were $501.5 million at December 31, 2007, with two state-housing authorities. Total commitments for bond purchases were $537.3 million at December 31, 2006,

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

with three state-housing authorities. During 2007 and 2006, the Bank was not required to purchase any bonds under these agreements. The estimated fair value of standby bond-purchase agreements as of December 31, 2007 and 2006, is reported in Note 18.

        Counterparty Credit Exposure.    The Bank executes derivatives with counterparties rated single-A or better by either S&P or Moody's, and enters into bilateral-collateral agreements. As of December 31, 2007 and 2006, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $90.0 million and $55.0 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby the counterparties had the right to sell or repledge the collateral.

        Unsettled Consolidated Obligations.    The Bank had $89.0 million and $500.0 million par value of CO bonds that had traded but not settled as of December 31, 2007 and 2006, respectively. Additionally, the Bank had $730.0 million and $29.8 million par value of CO DNs that had been traded but not settled as of December 31, 2007 and 2006, respectively.

        Lease Commitments.    The Bank charged to operating expense net rental costs of approximately $3.7 million, $3.8 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rentals at December 31, 2007, were as follows (dollars in thousands):

Year	Premises	Equipment	Total
2008	$3,655	$16	$3,671
2009	3,665	6	3,671
2010	3,675	—	3,675
2011	3,685	—	3,685
2012	3,694	—	3,694
Thereafter	38	—	38

Total	$18,412	$22	$18,434

        Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

        Legal Proceedings.    The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank's financial condition or results of operations.

        Other commitments and contingencies are discussed in Notes 8, 10, 12, 13, 14, 15, and 16.

Note 20—Transactions with Related Parties and Other FHLBanks

        Transactions with Related Parties.    The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investment in the Bank. In addition, certain former members and nonmembers that still have outstanding transactions with the Bank are also required to maintain their investment in the Bank's capital stock until the transactions mature or are paid off. All advances are issued to members, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand-deposit accounts for members primarily to

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 20—Transactions with Related Parties and Other FHLBanks (Continued)

facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between the Bank and the member institution. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members. The Bank defines related parties as 1) those members whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding and 2) other FHLBanks. As discussed in Note 15, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank's total capital stock outstanding as of December 31, 2007. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 8, 10, and 15.

        Transactions with Other FHLBanks.    The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

        Investments in Consolidated Obligations.    As of December 31, 2007, the Bank did not hold any investments in other FHLBank COs. As of December 31, 2006, the Bank's carrying value of other FHLBank COs classified as available-for-sale was $14.7 million (see Note 6). The Bank recorded interest income of $598,000, $817,000, and $822,000 from these investment securities for the years ended December 31, 2007, 2006, and 2005 respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

        Overnight Funds.    The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

        The Bank did not have any loans to other FHLBanks outstanding at December 31, 2007 and 2006. Interest income from loans to other FHLBanks during the years ended December 31, 2007, 2006, and 2005, is shown in the following table, by FHLBank (dollars in thousands):

Interest Income from Loans to Other FHLBanks	2007	2006	2005
FHLBank of Dallas	$—	$7	$—
FHLBank of Cincinnati	—	2	—
FHLBank of Pittsburgh	—	—	3
FHLBank of Topeka	12	—	—

Total	$12	$9	$3

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 20—Transactions with Related Parties and Other FHLBanks (Continued)

        The Bank did not have any borrowings from other FHLBanks outstanding at December 31, 2007 and 2006. Interest expense on borrowings from other FHLBanks for the years ended December 31, 2007, 2006, and 2005, is shown in the following table, by FHLBank (dollars in thousands):

Interest Expense on Borrowings from Other FHLBanks	2007	2006	2005
FHLBank of Atlanta	$13	$—	$1
FHLBank of Chicago	—	7	—
FHLBank of Cincinnati	113	258	196
FHLBank of Dallas	32	17	—
FHLBank of Indianapolis	—	—	3
FHLBank of Pittsburgh	—	—	2
FHLBank of San Francisco	43	14	82
FHLBank of Topeka	87	2	12

Total	$288	$298	$296

        MPF Mortgage Loans.    The Bank historically sold to the FHLBank of Chicago participations in mortgage assets that the Bank purchased from its members. During the year ended December 31, 2007, the Bank did not sell any mortgage-loan participations to the FHLBank of Chicago. During the years ended December 31, 2006, and 2005, the Bank sold to the FHLBank of Chicago approximately $109.0 million and $1.7 billion, respectively, in such mortgage-loan participations.

        The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank's participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank's statement of condition. The Bank recorded $1.0 million, $1.1 million, and $563,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the years ended December 31, 2007, 2006, and 2005, respectively, which has been recorded in the statements of income as other expense.

        Consolidated Obligations.    From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and, upon transfer, we became the primary obligor. There were no transfers of debt obligations between the Bank and other FHLBanks during the years ended December 31, 2007 and 2005. During the year ended December 31, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had been the obligation of the FHLBank of Chicago.

Note 21—Subsequent Event

        On February 14, 2008, the board of directors approved payment of a cash dividend at an annualized rate of 6.00 percent based on capital stock balances outstanding during the fourth quarter of 2007. The dividend amounted to $49.6 million and was paid on March 4, 2008.