Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Boston
filed 2008-05-12
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒ Yes                    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2008
Class B Stock, par value $100	33,770,980

Federal Home Loan Bank of Boston

Form 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$7,533	$6,823
Interest-bearing deposits in banks	4,270,050	5,330,050
Securities purchased under agreements to resell	—	500,000
Federal funds sold	2,347,000	2,908,000
Investments:
Trading securities	101,350	112,869
Available-for-sale securities - includes $234,750 and $88,844 pledged as collateral at March 31, 2008 and December 31, 2007, respectively, that may be repledged	1,107,013	1,063,759
Held-to-maturity securities (a)	8,888,698	7,947,881
Advances	59,201,071	55,679,740
Mortgage loans held for portfolio, net of allowance for credit losses of $125 at March 31, 2008, and December 31, 2007	4,053,480	4,091,314
Accrued interest receivable	348,643	457,407
Premises, software, and equipment, net	6,245	6,349
Derivative assets	74,214	67,047
Other assets	29,600	29,099

Total Assets	$80,434,897	$78,200,338

LIABILITIES
Deposits:
Interest-bearing	$1,307,224	$707,056
Non-interest-bearing	12,772	6,070
Total deposits	1,319,996	713,126

Consolidated obligations, net:
Bonds	30,987,460	30,421,987
Discount notes	43,250,909	42,988,169
Total consolidated obligations, net	74,238,369	73,410,156

Mandatorily redeemable capital stock	33,229	31,808
Accrued interest payable	314,500	280,452
Affordable Housing Program (AHP)	51,845	48,451
Payable to Resolution Funding Corporation (REFCorp)	14,039	16,318
Derivative liabilities	470,575	286,789
Other liabilities	492,978	25,724

Total liabilities	76,935,531	74,812,824
Commitments and contingencies (Note 16)

CAPITAL
Capital stock – Class B – putable ($100 par value), 33,062 shares and 31,638 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively	3,306,246	3,163,793
Retained earnings	232,450	225,922
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(36,996)	(89)
Net unrealized gain relating to hedging activities	269	558
Pension and postretirement benefits	(2,603)	(2,670)

Total capital	3,499,366	3,387,514

Total Liabilities and Capital	$80,434,897	$78,200,338

(a)   Fair values of held-to-maturity securities were $7,831,748 and $7,785,535 at March 31, 2008, and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007

INTEREST INCOME
Advances	$610,736	$485,729
Prepayment fees on advances, net	4,447	670
Interest-bearing deposits in banks	50,275	18,523
Securities purchased under agreements to resell	9,003	27,737
Federal funds sold	15,001	39,251
Investments:
Trading securities	1,554	2,071
Available-for-sale securities	9,972	11,721
Held-to-maturity securities	84,740	98,278
Prepayment fees on investments	717	1,932
Mortgage loans held for portfolio	52,260	56,295
Total interest income	838,705	742,207

INTEREST EXPENSE
Consolidated obligations:
Bonds	319,506	423,062
Discount notes	415,199	238,119
Deposits	7,056	10,804
Mandatorily redeemable capital stock	312	251
Other borrowings	151	4
Total interest expense	742,224	672,240

NET INTEREST INCOME	96,481	69,967

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(2,699)	—
Service fees	1,305	1,066
Net unrealized gains (losses) on trading securities	75	(74)
Net (losses) gains on derivatives and hedging activities	(4,306)	996
Other	16	2
Total other (loss) income	(5,609)	1,990

OTHER EXPENSE
Operating	13,044	11,559
Finance Board and Office of Finance	1,099	1,067
Other	261	273
Total other expense	14,404	12,899

INCOME BEFORE ASSESSMENTS	76,468	59,058

AHP	6,274	4,847
REFCorp	14,039	10,842
Total assessments	20,313	15,689

NET INCOME	$56,155	$43,369

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2006	23,425	$2,342,517	$187,304	$2,693	$2,532,514

Proceeds from sale of capital stock	1,340	134,024			134,024
Repurchase/redemption of capital stock	(890)	(89,027)			(89,027)
Reclassification of shares to mandatorily redeemable capital stock	(85)	(8,550)			(8,550)
Comprehensive income:
Net income			43,369		43,369
Other comprehensive income:
Net unrealized gains on available-for-sale securities				1,223	1,223
Reclassification adjustment for previously deferred hedging gains and losses included in income				(371)	(371)
Pension and postretirement benefits				67	67
Total comprehensive income					44,288
Cash dividends on capital stock (6.75%) (1)			(39,792)		(39,792)

BALANCE, MARCH 31, 2007	23,790	$2,378,964	$190,881	$3,612	$2,573,457

BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514

Pension and postretirement benefits	1,441	144,114			144,114
Repurchase/redemption of capital stock	(3)	(240)			(240)
Reclassification of shares to mandatorily redeemable capital stock	(14)	(1,421)			(1,421)
Comprehensive income:
Net income			56,155		56,155
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(36,907)	(36,907)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(289)	(289)
Pension and postretirement benefits				67	67
Total comprehensive income					19,026
Cash dividends on capital stock (6.00%) (1)			(49,627)		(49,627)

BALANCE, MARCH 31, 2008	33,062	$3,306,246	$232,450	$(39,330)	$3,499,366

(1)   Dividend rate is annualized

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES

Net income	$56,155	$43,369

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(61,712)	15,517
Change in net fair-value adjustments on derivatives and hedging activities	7,222	(781)
Other adjustments	2,676	(14)
Net change in:
Market value of trading securities	(75)	74
Accrued interest receivable	108,764	9,071
Other assets	301	(1,743)
Net derivative accrued interest	(85,792)	(14,239)
Accrued interest payable	33,938	(33,941)
Other liabilities	(1,024)	(319)

Total adjustments	4,298	(26,375)
Net cash provided by operating activities	60,453	16,994

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits in banks	1,060,000	65,000
Securities purchased under agreements to resell	500,000	250,000
Federal funds sold	561,000	(2,052,500)
Premises, software, and equipment	(378)	(92)
Trading securities:
Proceeds	11,594	17,076
Available-for-sale securities:
Proceeds	—	6,675
Purchases	(30,551)	—
Held-to-maturity securities:
Proceeds	573,598	662,841
Purchases	(1,046,077)	(438,203)
Advances to members:
Proceeds	233,687,788	107,278,137
Disbursements	(236,848,946)	(108,076,118)
Mortgage loans held for portfolio:
Proceeds	139,156	155,577
Purchases	(103,653)	(41,272)
Proceeds from sale of foreclosed assets	1,082	1,002

Net cash used in investing activities	(1,495,387)	(2,171,877)

FINANCING ACTIVITIES

Net change in deposits	605,363	9,338
Net proceeds on derivative contracts with financing elements	1,858	—
Net proceeds from issuance of consolidated obligations:
Discount notes	366,199,572	222,694,934
Bonds	9,275,851	9,145,556
Payments for maturing and retiring consolidated obligations:
Discount notes	(365,857,286)	(219,390,341)
Bonds	(8,883,960)	(10,308,625)
Proceeds from issuance of capital stock	144,114	134,024
Payments for redemption of mandatorily redeemable capital stock	—	(1,350)
Payments for repurchase/redemption of capital stock	(240)	(89,027)
Cash dividends paid	(49,628)	(40,013)

Net cash provided by financing activities	1,435,644	2,154,496

Net increase (decrease) in cash and cash equivalents	710	(387)

Cash and cash equivalents at beginning of the year	6,823	8,197

Cash and cash equivalents at period end	$7,533	$7,810

Supplemental disclosures:
Interest paid	$862,797	$695,900
AHP payments	$2,337	$3,090
REFCorp assessments paid	$16,318	$12,020
Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$1,029	$1,126

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston (the Bank) audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation, as described in Note 2 below.

Note 2 – Recently Issued Accounting Standards and Interpretations

Effective January 1, 2008, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair-value measurements. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. The effect of adopting SFAS 157 was immaterial to the Bank’s financial condition at January 1, 2008. Upon the adoption of SFAS 159, the Bank did not elect to record any additional financial assets and liabilities at fair value at January 1, 2008. For additional information on the fair value of certain financial assets and financial liabilities, see Note 15 - Estimated Fair Values.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the Financial Accounting Standards Board (FASB) issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 became effective on January 1, 2008. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. The previous and current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement. At December 31, 2007, the Bank held cash collateral, including accrued interest from derivative counterparties totaling $61.2 million, classified as deposits and accrued interest payable in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount was reclassified to derivative assets or derivative liabilities and the Bank does not consider this to have had a material impact on its financial condition. Because FSP FIN 39-1 is retroactive, we have revised the December 31, 2007, statement of condition as if FSP FIN 39-1 had been in effect on that date. As a result of this revision, we recorded the following changes to the statement of condition as of December 31, 2007 (dollars in thousands):

	As Originally	FSP FIN 39-1
	Presented	Adjustments	Revised

Derivative assets	$117,823	$(50,776)	$67,047
Total assets	78,251,114	(50,776)	78,200,338

Deposits	774,041	(60,915)	713,126
Accrued interest payable	280,687	(235)	280,452
Derivative liabilities	276,415	10,374	286,789
Total liabilities	74,863,600	(50,776)	74,812,824

DIG Issue E23. On December 20, 2007, the FASB issued DIG Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG Issue E23). DIG Issue E23 amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. DIG Issue E23 is effective for hedging relationships designated on or after January 1, 2008. The Bank’s adoption of DIG Issue E23 at January 1, 2008, did not have a material effect on its financial condition, results of operations, or cash flows.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161). On March 19, 2008, the FASB issued SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on the entities’ financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Bank), with early adoption allowed. The Bank has not yet determined the effect that the adoption of SFAS 161 will have on its financial statement disclosures.

Cash Flows from Trading Securities. SFAS 159 amends SFAS No. 95, Statement of Cash Flows (as amended) (SFAS 95), and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), to specify that cash flows from trading securities (which include securities for which an entity has elected the fair-value option) should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this statement, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities.

On a retroactive basis, beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the statement of cash flows as operating activities. While the Bank classified certain investments acquired for purposes of liquidity and asset/liability management as trading and carried them at fair value, the Bank does not participate in speculative trading practices and may hold certain trading investments indefinitely as management periodically evaluates its liquidity needs.

Note 3 – Trading Securities

Major Security Types. Trading securities as of March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Mortgage-backed securities
U.S. government guaranteed	$30,849	$32,827
Government-sponsored enterprises	44,782	47,754
Other	25,719	32,288

Total	$101,350	$112,869

Net gains (losses) on trading securities for the three months ended March 31, 2008 and 2007, consist of a change in net unrealized holding gains (losses) of $75,000 and ($74,000) for securities held on March 31, 2008 and 2007, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 4 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2008, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

Supranational banks	$350,444	$63,949	$—	$(10,775)	$403,618
U.S. government corporations	213,427	35,767	—	(13,188)	236,006
Government-sponsored enterprises	143,574	19,040	57	(5,084)	157,587

	707,445	118,756	57	(29,047)	797,211
Mortgage-backed securities
Government-sponsored enterprises	299,544	18,264	—	(8,006)	309,802

Total	$1,006,989	$137,020	$57	$(37,053)	$1,107,013

Available-for-sale securities as of December 31, 2007, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

Supranational banks	$350,603	$44,075	$1,964	$(301)	$396,341
U.S. government corporations	213,485	21,715	2,004	—	237,204
Government-sponsored enterprises	143,586	12,635	424	(581)	156,064

	707,674	78,425	4,392	(882)	789,609
Mortgage-backed securities
Government-sponsored enterprises	269,248	8,501	—	(3,599)	274,150

Total	$976,922	$86,926	$4,392	$(4,481)	$1,063,759

Impairment Analysis on Available-for-Sale Securities. Management has evaluated the available-for-sale investment securities portfolio and has concluded that no securities were other-than-temporarily impaired as of March 31, 2008.

Non-Mortgage-Backed Securities. Management believes that the unrealized loss on the Bank’s investment in supranational banks and GSE securities is the result of the current interest-rate environment and illiquidity in the credit markets. Management has reviewed these available-for-sale investments and has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Mortgage-Backed Securities. Management believes that the unrealized losses on the Bank’s investment in mortgage-backed securities (MBS) are the result of the current interest-rate environment and illiquidity in the credit markets. All of these MBS are issued and guaranteed by a GSE. Management has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2008 and December 31, 2007, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$29,909	$30,444	$29,913	$30,315
Due after one year through five years	24,987	25,555	24,984	25,206
Due after five years through 10 years	—	—	—	—
Due after 10 years	652,549	741,212	652,777	734,088
	707,445	797,211	707,674	789,609

Mortgage-backed securities	299,544	309,802	269,248	274,150

Total	$1,006,989	$1,107,013	$976,922	$1,063,759

As of March 31, 2008, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $42.3 million. Of that amount, $40.6 million relate to non-MBS and $1.7 million relate to MBS. As of December 31, 2007, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $40.9 million. Of that amount, $40.9 million relate to non-MBS and $32,000 relate to MBS.

Note 5 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of March 31, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency obligations	$49,747	$1,834	$—	$51,581
State or local housing-finance-agency obligations	289,612	2,870	(28,402)	264,080
	339,359	4,704	(28,402)	315,661

Mortgage-backed securities
U.S. government guaranteed	13,289	816	(27)	14,078
Government-sponsored enterprises	3,089,192	47,810	(14,822)	3,122,180
Other	5,446,858	752	(1,067,781)	4,379,829
	8,549,339	49,378	(1,082,630)	7,516,087

Total	$8,888,698	$54,082	$(1,111,032)	$7,831,748

Held-to-maturity securities as of December 31, 2007, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency obligations	$51,634	$1,831	$—	$53,465
State or local housing-finance-agency obligations	299,653	2,396	(14,821)	287,228
	351,287	4,227	(14,821)	340,693

Mortgage-backed securities
U.S. government guaranteed	13,661	636	—	14,297
Government-sponsored enterprises	1,658,407	26,305	(2,342)	1,682,370
Other	5,924,526	2,789	(179,140)	5,748,175
	7,596,594	29,730	(181,482)	7,444,842

Total	$7,947,881	$33,957	$(196,303)	$7,785,535

Impairment Analysis on Held-to-Maturity Securities. Due to the decline in values of residential real estate, the Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other-than temporary.

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state or local housing-finance-agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Mortgage-Backed Securities. The Bank has increased exposure to the risk of loss on its investments in mortgage backed securities when the loans backing the MBS exhibit high rates of delinquency and foreclosure as well as losses on the sale of foreclosed properties. The Bank invests in high quality, AAA-rated securities that achieve their ratings through credit enhancement, primarily over collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes. The Bank tests its MBS investments on an ongoing basis to determine whether the credit enhancement associated with each security is sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, the Bank employs a third-party model to project the lifetime cash flows that would be passed through to its MBS investments. This model uses defined scenarios regarding borrower default rates expected over the life of the underlying loan pool that are based on dealer projections for the appropriate type and origination year of the loans in the pool, expected average percentages of the remaining unpaid principal recovered on foreclosed loans, and expected average prepayment speeds pertaining to the underlying pool of loans. The Bank performs analysis based on expected behavior of the loans (the base case), whereby these loan performance scenarios are applied against each security’s credit support structure to monitor credit enhancement sufficiency to protect the Bank’s investment. The Bank also tests scenarios in which the inputs are stressed beyond expected behavior to an assumed worst case scenario. The model output includes projected cash flows under the various scenarios, including any shortfalls in the capacity of the underlying collateral to fully return the Bank’s original investment, plus accrued interest.

For the projection of the rate of default, the base case scenario is based on a composite of loan default forecasts from several major MBS dealers for the collateral type and loan origination year of the particular security. These forecasts are adjusted to reflect variances in the experience-to-date of the particular security. These default curves were validated by applying loan-level detail from a sample of securities to a second third-party model that is designed to forecast default timing and frequency based on a variety of factors such as the borrower’s credit score, the loan-to-value ratios, the geographic location of the property, and whether or not the underlying property is owner-occupied, among other inputs.

Next, we applied a loan loss severity assumption in the base case that was based on forecasts provided by several major MBS dealers. Due to ongoing uncertainty as to the timing of the decline and recovery of property values, the base case loss severity assumes that the peak projected loss severity from the MBS dealer projections is maintained in all future periods until the security is paid in full or defaults. We believe that this assumption is conservative as loss severity generally peaks as loans in the underlying pool age and then declines as the remaining loans perform and as housing prices appreciate over the long term.

The third assumption is the projected prepayment rate applied to performing loans due primarily to refinancing or property sales. Normally, a fast prepayment rate is beneficial to senior class security holders as the Bank’s priority positioning allows senior holders to receive cash flows before lower class bond holders. As the Bank generally holds senior securities, a slower prepayment rate represents a conservative or adverse assumption in that our position pays down more slowly, and as a result, the risk exposure due to underlying collateral defaults lasts longer. We used a prepayment curve that represented the slowest prepayment rate projections from among several major MBS dealer forecasts. We believe that this forecast reflects the conservative expectation that refinancing opportunities may be more limited in the near to medium term than in prior historical periods.

We tested the results of our loss modeling by applying loan-level detail from a sample of securities to a second third-party model that is designed to forecast default frequency and expected losses based on a variety of factors, such as the borrower’s credit score, the loan-to-value ratios, the geographic location of the property, and whether or not the underlying property is owner-occupied, among other inputs. This results of this testing supported the results of our loss modeling.

Under the base case scenario, we have projected no shortfalls of interest or principal on any of our investment securities, as of March 31, 2008. Given the analysis indicates that the Bank will timely receive all amounts due on these securities, we believe that the decline in MBS market values is a temporary impairment and we have not recorded any losses. While the results of our impairment analysis show no loss, if loan credit performance deteriorates beyond our forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, some of our securities could become impaired, which, given the severely depressed market values as of March 31, 2008, should they persist, could lead to significant impairment charges.

Management believes that while credit concerns have arisen concerning the increase in delinquencies and foreclosures of mortgage loans underlying these securities as well as the deterioration in house prices, a significant portion of the MBS price deterioration is due to the illiquidity in the current MBS market.

Additionally, all of the MBS investments owned by the Bank contain some form of credit protection, such as the following:

•      Excess spread – where the average coupon rate of the underlying mortgage loans in the pool are higher than the coupon rate on the MBS note. The spread differential may be used to cover any losses that may occur.

•      Over collateralization – where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available cover any losses that may occur.

•      Subordination – the structure of classes of the security, where classes with priority of distribution of cash flows is subordinated will absorb any credit losses before the senior classes.

•      Insurance wrap – where a third-party bond insurance company guarantees timely payment of principal and interest on the security. The bond insurance company is obligated to cover any losses that occur.

Due to the high level of credit protection associated with the Bank’s held-to-maturity MBS investments, the Bank does not expect any credit losses on the MBS portfolio at this time. Accordingly, management has determined that all unrealized losses reflected above are temporary given the creditworthiness of the security and the underlying collateral. In addition, for securities issued by a U.S. government agency or GSE, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is primarily attributable to illiquidity in the credit markets, as opposed to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2008, and December 31, 2007, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$1,020	$1,036	$1,020	$1,039
Due after one year through five years	7,195	7,523	7,793	8,099
Due after five years through 10 years	2,461	2,664	3,743	3,927
Due after 10 years	328,683	304,438	338,731	327,628
	339,359	315,661	351,287	340,693

Mortgage-backed securities	8,549,339	7,516,087	7,596,594	7,444,842

Total	$8,888,698	$7,831,748	$7,947,881	$7,785,535

As of March 31, 2008, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $22.2 million. Of that amount, $408,000 relate to non-MBS and $21.8 million relate to MBS. As of December 31, 2007, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $18.7 million. Of that amount, $420,000 relate to non-MBS and $18.3 million relate to MBS.

Note 6 – Advances

Redemption Terms. At March 31, 2008, and December 31, 2007, the Bank had advances outstanding, including AHP advances (see Note 11), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	March 31, 2008		December 31, 2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$2,043	2.64%	$61,496	4.64%
Due in one year or less	37,925,634	3.30	35,745,494	4.65
Due after one year through two years	6,177,740	3.92	6,801,904	4.59
Due after two years through three years	4,514,947	4.41	3,883,697	4.89
Due after three years through four years	1,863,514	4.59	1,974,447	4.88
Due after four years through five years	2,516,811	3.95	1,966,414	4.54
Thereafter	5,545,348	4.23	4,951,427	4.45

Total par value	58,546,037	3.61%	55,384,879	4.65%

Premiums	3,862		4,278
Discounts	(17,995)		(17,861)
SFAS 133 hedging adjustments	669,167		308,444

Total	$59,201,071		$55,679,740

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2008, and December 31, 2007, the Bank had callable advances outstanding totaling $35.5 million and $30.0 million, respectively.

The following table summarizes advances at March 31, 2008, and December 31, 2007, by year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$2,043	$61,496
Due in one year or less	37,961,134	35,775,494
Due after one year through two years	6,177,740	6,801,904
Due after two years through three years	4,509,447	3,883,697
Due after three years through four years	1,833,514	1,944,447
Due after four years through five years	2,516,811	1,966,414
Thereafter	5,545,348	4,951,427

Total par value	$58,546,037	$55,384,879

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2008, and December 31, 2007, the Bank had putable advances outstanding totaling $9.0 billion and $8.0 billion, respectively.

The following table summarizes advances outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date	March 31, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$2,043	$61,496
Due in one year or less	44,532,459	41,613,769
Due after one year through two years	6,421,140	7,260,154
Due after two years through three years	3,172,347	2,681,797
Due after three years through four years	1,532,214	1,336,647
Due after four years through five years	1,270,511	987,864
Thereafter	1,615,323	1,443,152

Total par value	$58,546,037	$55,384,879

Security Terms. The Bank lends to financial institutions involved in housing finance within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932 (FHLBank Act). The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits, and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. At March 31, 2008, and December 31, 2007, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

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

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents outstanding advances and total accrued interest receivable from advances as of March 31, 2008, and December 31, 2007 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of March 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$23,750,818	40.6%	$172,260	61.7%
RBS Citizens N.A., Providence, RI	8,489,055	14.5	16,900	6.1

As of December 31, 2007
Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	42.9%	$260,666	70.1%
RBS Citizens N.A., Providence, RI	6,241,960	11.3	22,661	6.1

The Bank held sufficient collateral to cover the advances to the above institutions and the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three months ended March 31, 2008 and 2007, as follows (dollars in thousands):

	For the Three Months Ended March 31,
Name	2008	2007

Bank of America Rhode Island, N.A., Providence, RI	$245,452	$107,101
RBS Citizens N.A., Providence, RI (1)	79,453	—
Citizens Financial Group, Providence, RI (1)	—	92,393

(1)   During 2007, five of the Bank’s members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank advances outstanding and accrued interest receivable to these five member institutions were transferred to RBS Citizens, N.A.

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2008 (dollars in thousands):

	Balance at	For the Three Months Ended March 31, 2008		Balance at
	December 31, 2007	Disbursements to Members	Payments from Members	March 31, 2008

Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	$15,208,357	$(15,230,083)	$23,750,818
RBS Citizens N.A., Providence, RI	6,241,960	141,205,000	(138,957,905)	8,489,055

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Par amount of advances
Fixed-rate	$54,726,487	$51,044,476
Variable-rate	3,819,550	4,340,403

Total	$58,546,037	$55,384,879

Variable-rate advances noted in the above table include advances outstanding at March 31, 2008, and December 31, 2007, totaling $145.3 million and $378.8 million, respectively, which contain embedded interest-rate caps or floors.

Note 7 – Mortgage Loans Held for Portfolio

Under the Bank’s Mortgage Partnership Finance (MPF®) program the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are then sold to the Bank.

The following table presents mortgage loans held for portfolio as of March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Real estate
Fixed-rate 15-year single-family mortgages	$1,103,081	$1,129,572
Fixed-rate 20- and 30-year single-family mortgages	2,928,480	2,938,886
Premiums	34,304	35,252
Discounts	(10,971)	(11,270)
Deferred derivative gains and losses, net	(1,289)	(1,001)

Total mortgage loans held for portfolio	4,053,605	4,091,439

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,053,480	$4,091,314

The following table details the par value of mortgage loans held for portfolio at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007

Conventional loans	$3,615,978	$3,637,590
Government-insured or guaranteed loans	415,583	430,868

Total par value	$4,031,561	$4,068,458

The Bank did not have any allowance for credit losses activity for the three months ended March 31, 2008 and 2007.

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At March 31, 2008, and December 31, 2007, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at March 31, 2008, and December 31, 2007, totaled $10.3 million and $8.0 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no concentration of delinquent loans in any geographic region. REO at March 31, 2008, and December 31, 2007, totaled $1.9 million and $2.2 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the three months ended March 31, 2008 and 2007, the Bank sold REO assets with a recorded carrying value of $1.1 million and $988,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $9,000 and $30,000 on the sale of REO assets during the three months ended March 31, 2008 and 2007, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 8 – Derivatives and Hedging Activities

For the three months ended March 31, 2008 and 2007, the Bank recorded net (losses) gains on derivatives and hedging activities totaling ($4.3 million), and $996,000, respectively, in other income. Net (losses) gains on derivatives and hedging activities for the three months ended March 31, 2008, and 2007 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Net gains related to fair-value hedge ineffectiveness	$1,698	$1,123
Net losses resulting from economic hedges not receiving hedge accounting	(6,004)	(127)

Net (losses) gains on derivatives and hedging activities	$(4,306)	$996

® “Mortgage Partnership Finance,” “MPF,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$33,237,180	$(636,360)	$28,508,718	$(375,455)
Economic	175,500	(4,542)	180,500	(2,319)

Interest-rate caps/floors:
Economic	176,300	558	409,800	586
Member intermediated	20,000	—	20,000	—

Total	33,608,980	(640,344)	29,119,018	(377,188)

Mortgage-delivery commitments (1)	26,766	69	9,600	(27)

Total derivatives	$33,635,746	(640,275)	$29,128,618	(377,161)

Accrued interest		304,361		218,569
Cash collateral		(60,447)		(61,150)

Net derivatives fair value		$(396,361)		$(219,742)

Derivative assets		$74,214		$67,047
Derivative liabilities		(470,575)		(286,789)

Net derivatives fair value		$(396,361)		$(219,742)

(1) Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

Credit Risk. At March 31, 2008, and December 31, 2007, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral and accrued interest was approximately $74.2 million and $67.0 million, respectively. These totals include $105.7 million and $92.6 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash and securities, including accrued interest with a fair value of $119.8 million and $127.0 million as collateral as of March 31, 2008, and December 31, 2007, respectively. This collateral has not been sold or repledged.

The Bank executes derivatives with counterparties rated single-A or better by either Standard & Poor’s Ratings Services (S&P) or Moody’s Investors Service (Moody’s). Some of these counterparties or their affiliates buy, sell, and distribute COs. Note 16 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with related parties and affiliates of related parties for March 31, 2008, and December 31, 2007 (dollars in thousands):

			March 31, 2008		December 31, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding	Notional Outstanding	Percent of Notional Outstanding

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$2,018,764	6.01%	$1,305,910	4.48%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	653,500	1.94	896,500	3.08

Note 9 – Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit in the Bank funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans; the Bank classifies these items as other in the following table.

The following table details interest-bearing and non-interest-bearing deposits as of March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Interest bearing
Demand and overnight	$1,275,741	$672,893
Term	28,864	30,770
Other	2,619	3,393
Non-interest bearing
Other	12,772	6,070

Total deposits	$1,319,996	$713,126

Note 10 – Consolidated Obligations

Consolidated Obligations (COs) consist of consolidated bonds and discount notes and are backed only by the financial resources of the FHLBanks. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Par value of CO bonds
Fixed-rate bonds	$29,810,265	$28,377,715
Zero-coupon bonds	4,378,700	4,209,700
Simple variable-rate bonds	—	1,000,000
Step-up bonds	—	65,000

Total par value	$34,188,965	$33,652,415

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$12,520,460	3.60%	$11,247,010	4.39%
Due after one year through two years	5,432,875	4.52	6,335,475	4.63
Due after two years through three years	3,592,050	4.04	3,218,350	4.57
Due after three years through four years	1,354,700	4.90	1,705,500	4.86
Due after four years through five years	1,838,880	4.75	1,836,080	5.03
Thereafter	9,450,000	5.72	9,310,000	5.74

Total par value	34,188,965	4.49%	33,652,415	4.89%

Premiums	41,924		29,577
Discounts	(3,456,892)		(3,329,419)
SFAS 133 hedging adjustments	213,463		69,414

Total	$30,987,460		$30,421,987

The Bank’s CO bonds outstanding at March 31, 2008, and December 31, 2007, included (dollars in thousands):

	March 31, 2008	December 31, 2007
Par value of CO bonds
Callable	$16,490,700	$18,514,700
Noncallable or non-putable	17,698,265	15,137,715

Total par value	$34,188,965	$33,652,415

The following table summarizes CO bonds outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007

Due in one year or less	$22,921,160	$23,076,710
Due after one year through two years	4,382,875	4,140,475
Due after two years through three years	2,870,050	2,293,350
Due after three years through four years	391,000	671,800
Due after four years through five years	1,018,880	956,080
Thereafter	2,605,000	2,514,000

Total par value	$34,188,965	$33,652,415

Consolidated Obligation Discount Notes. CO discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

March 31, 2008	$43,250,909	$43,423,171	2.80%

December 31, 2007	$42,988,169	$43,264,750	4.33%

(1)          The CO discount notes weighted-average rate represents a yield to maturity.

Note 11 – Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then relieves the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $81.4 million and $80.9 million at March 31, 2008, and December 31, 2007, respectively.

An analysis of the AHP liability for the three months ended March 31, 2008, and the year ended December 31, 2007, follows (dollars in thousands):

Roll-Forward of the AHP Liability	March 31, 2008	December 31, 2007

Balance at beginning of period	$48,451	$44,971
AHP expense for the period	6,274	22,182
AHP direct grant disbursements	(2,337)	(13,410)
AHP subsidy for below-market-rate advance disbursements	(563)	(5,409)
Return of previously disbursed grants and subsidies	20	117

Balance at end of period	$51,845	$48,451

Note 12 – Capital

The Bank is subject to three capital requirements under its capital structure plan and Finance Board rules and regulations. The Bank must maintain at all times:

1.               Permanent capital in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with Bank policy and Finance Board rules and regulations. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

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

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2008, and December 31, 2007 (dollars in thousands).

	March 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$978,951	$3,571,925	$363,537	$3,421,523

Total regulatory capital	$3,217,396	$3,571,925	$3,128,014	$3,421,523
Total capital-to-assets ratio	4.0%	4.4%	4.0	4.4%

Leverage capital	$4,021,745	$5,357,888	$3,910,017	$5,132,284
Leverage capital-to-assets ratio	5.0%	6.7%	5.0%	6.6%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Related-Party Activities. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$1,057,876	31.7%	$1,057,094	33.1%
RBS Citizens N.A., Providence, RI	397,021	11.9	344,634	10.8

Note 13 – Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $920,000 and $887,000 for the three months ended March 31, 2008 and 2007, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

Additionally, the Bank maintains a nonqualified, unfunded defined benefit plan covering certain senior officers, and the Bank sponsors a fully insured retirement benefit program that includes life insurance benefits for eligible retirees.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the Bank’s supplemental retirement and postretirement benefit plans for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Supplemental Retirement Plan for the Three Months Ended March 31,		Postretirement Benefit Plan for the Three Months Ended March 31,
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$128	$94	$6	$5
Interest cost	176	119	5	5
Amortization of prior service cost	(4)	5	—	—
Amortization of net actuarial loss	118	56	—	—
Amortization of transition obligation	—	5	—	—
Net periodic benefit cost	$418	$279	$11	$10

Note 14 – Segment Information

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

The following table presents net interest income by business segment, other income/(loss), other expense, and income before assessments for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Net Interest Income by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss)/ Income	Other Expense	Income Before Assessments

2008	$7,004	$89,477	$96,481	$(5,609)	$14,404	$76,468

2007	$7,901	$62,066	$69,967	$1,990	$12,899	$59,058

The following table presents total assets by business segment as of March 31, 2008, and December 31, 2007 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

March 31, 2008	$4,075,088	$76,359,809	$80,434,897

December 31, 2007	$4,112,988	$74,087,350	$78,200,338

The following table presents average-earning assets by business for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total

2008	$4,072,579	$75,856,008	$79,928,587

2007	$4,443,130	$52,335,502	$56,778,632

Note 15 – Estimated Fair Values

As discussed in Note 2 above, the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to record at fair value those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. Upon adopting SFAS 159, the Bank did not elect to record any financial assets and liabilities at fair value and did not apply the fair value option to any new assets or liabilities during the three months ended March 31, 2008.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

Described below are the Bank’s fair-value-measurement methodologies for assets and liabilities measured or disclosed at fair value.

Cash and Due from Banks. The estimated fair value approximates the recorded book balance.

Interest-Bearing Deposits in Banks. The estimated fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment securities - Fair values of investment securities that are actively traded by market participants in the secondary market are determined based on independent market-based prices received from a third-party pricing service. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid-level pricing in that market. Dealer quotes are used to determine the fair value of investment securities where a market-based price is unavailable or the security is not actively traded. When quoted prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Further, the Bank performs an internal, independent price verification function that performs testing on valuations received from third parties. Available-for-sale securities and trading securities are carried on the statement of condition at fair value.

Securities purchased under agreements to resell. The estimated fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Board’s advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

Credit risk related to advances does not have an impact on the estimated fair values of the Bank’s advances. Collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Bank enjoys certain unique advantages as a creditor to its members. The Bank has the ability to establish a blanket lien on assets of members, and in the case of FDIC-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

Mortgage Loans. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the market or modeled prices. The modeled prices start with prices for new mortgage-backed securities issued by U.S. government sponsored enterprises. Prices are then adjusted for differences in coupon, average loan rate, seasoning, and cash-flow remittance between the Bank’s mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the estimated fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable. The estimated fair value is the recorded book value.

Derivative Assets/Liabilities – interest-rate exchange agreements.. The Bank bases the estimated fair values of interest-rate exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The estimated fair value is based on the London Inter-Bank Offered Rate (LIBOR) swap curve and forward rates at period-end and, for agreements containing options, the market’s expectations of future interest-rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from/to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. Credit and nonperformance risk do not impact the estimated fair values of derivatives. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s, establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank.

Derivative assets/liabilities – mortgage loan purchase commitments. Mortgage loan purchase commitments are recorded as derivatives in the statement of condition. The estimated fair values of mortgage loan purchase commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS TBA delivery commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit enhancement features.

Deposits. The Bank determines fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank estimates fair values based on the cost of issuing comparable term debt, excluding non-interest selling costs. Fair values of consolidated obligations and discount notes without embedded options are determined based on internal valuation models which use market-based yield curve (CO curve) inputs obtained from the Office of Finance. Fair values of consolidated obligations with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally at par. Capital stock can only be acquired by the Bank’s members at par value and redeemed at par value. The Bank’s capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

Commitments. The estimated fair value of the Bank’s standby bond-purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2008, and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2008, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$7,533	$—	$7,533
Interest-bearing deposits in banks	4,270,050	1,559	4,271,609
Federal funds sold	2,347,000	(6)	2,346,994
Trading securities	101,350	—	101,350
Available-for-sale securities	1,107,013	—	1,107,013
Held-to-maturity securities	8,888,698	(1,056,950)	7,831,748
Advances	59,201,071	301,879	59,502,950
Mortgage loans, net	4,053,480	9,275	4,062,755
Accrued interest receivable	348,643	—	348,643
Derivative assets	74,214	—	74,214

Liabilities:
Deposits	(1,319,996)	546	(1,319,450)
Consolidated obligations:
Bonds	(30,987,460)	(263,976)	(31,251,436)
Discount notes	(43,250,909)	(35,239)	43,286,148
Mandatorily redeemable capital stock	(33,229)	—	(33,229)
Accrued interest payable	(314,500)	—	(314,500)
Derivative liabilities	(470,575)	—	(470,575)

Other:
Commitments to extend credit for advances	—	467	467
Standby bond-purchase agreements	—	2,478	2,478
Standby letters of credit	(546)	—	(546)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$6,823	$—	$6,823
Interest-bearing deposits in banks	5,330,050	2,096	5,332,146
Securities purchased under agreements to resell	500,000	(3)	499,997
Federal funds sold	2,908,000	(184)	2,907,816
Trading securities	112,869	—	112,869
Available-for-sale securities	1,063,759	—	1,063,759
Held-to-maturity securities	7,947,881	(162,346)	7,785,535
Advances	55,679,740	186,075	55,865,815
Mortgage loans, net	4,091,314	(30,553)	4,060,761
Accrued interest receivable	457,407	—	457,407
Derivative assets	67,047	—	67,047

Liabilities:
Deposits	(713,126)	435	(712,691)
Consolidated obligations:
Bonds	(30,421,987)	(83,778)	(30,505,765)
Discount notes	(42,988,169)	(10,236)	(42,998,405)
Mandatorily redeemable capital stock	(31,808)	—	(31,808)
Accrued interest payable	(280,452)	—	(280,452)
Derivative liabilities	(286,789)	—	(286,789)

Other:
Commitments to extend credit for advances	—	(681)	(681)
Standby bond-purchase agreements	—	1,752	1,752
Standby letters of credit	(773)	—	(773)

SFAS 157 established a fair-value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair- value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The objective of a fair-value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair-value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1       Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value generally include certain types of investments such as U.S. Treasury securities and other U.S. government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2       Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include certain investment securities, including agency and private-label mortgage-backed debt securities, and derivative contracts.

Level 3       Inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs supported by little or no market activity or by the entity’s own assumptions.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at March 31, 2008 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities	$—	$101,350	$—	$—	$101,350
Available-for-sale securities	—	1,107,013	—	—	1,107,013
Derivative assets	—	567,500	—	(493,286)	74,214
Total assets at fair value	$—	$1,775,863	$—	$(493,286)	$1,282,577

Liabilities:
Derivative liabilities	$—	$(903,414)	$—	$432,839	$(470,575)
Total liabilities at fair value	$—	$(903,414)	$—	$432,838	$(470,575)

(1)    Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral associated with derivative contracts, including accrued interest, as of March 31, 2008, totaled $60.4 million.

For instruments carried at fair-value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. If a change in classification results in an item moving into or out of the Level 3 fair-value hierarchy, such reclassification will be reported as a transfer in/out of Level 3 at fair value in the quarter in which the change occurs.

Note 16 – Commitments and Contingencies

As described in Note 10, as provided by both the FHLBank Act and Finance Board regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Board regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at March 31, 2008, and December 31, 2007. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable were approximately $1.1 trillion at both March 31, 2008, and December 31, 2007.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $89.4 million and $873.5 million at March 31, 2008, and December 31, 2007, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit as of March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31, 2008	December 31, 2007

Outstanding notional	$2,709,730	$2,578,743
Original terms	20 days to 20 years	Three months to 20 years
Final expiration year	2024	2024

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $546,000 and $773,000 at March 31, 2008, and December 31, 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion and $1.4 billion at March 31, 2008, and December 31, 2007, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $26.8 million and $9.6 million at March 31, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire within three years, currently no later than 2011. Total commitments for bond purchases were $501.5 million at both March 31, 2008, and December 31, 2007, with two state-housing authorities. For the three months ended March 31, 2008, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties rated single-A or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of March 31, 2008, and December 31, 2007, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $247.9 million and $90.0 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. Of the amounts pledged as collateral at March 31, 2008, and December 31, 2007, $236.4 million and $90.0 million, respectively, were subject to contractual agreements whereby counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $894.0 million and $89.0 million par value of CO bonds that had traded but not settled as of March 31, 2008, and December 31, 2007, respectively. Additionally, there were no unsettled CO discount notes as of March 31, 2008. The Bank had $730.0 million par value of CO discount notes that had been traded but not settled as of December 31, 2007.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as 1) those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding and 2) other FHLBanks. As discussed in Note 11, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of March 31, 2008. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6, 8, and 12.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. As of March 31, 2008, and December 31, 2007, the Bank did not hold any investments in other FHLBank COs. For the three months ended March 31, 2008, the Bank did not record any interest income from investments in other FHLBank COs. For the three months ended March 31, 2007, the Bank recorded interest income of $202,000 from these investment securities. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any loans to other FHLBanks outstanding at March 31, 2008, and December 31, 2007. The Bank did not have any interest income from loans to other FHLBanks during the three months ended March 31, 2008 and 2007.

The Bank did not have any borrowings from other FHLBanks outstanding at March 31, 2008, and December 31, 2007. Interest expense on borrowings from other FHLBanks for the three months ended March 31, 2008 and 2007, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended March 31,
Interest Expense on Borrowings from Other FHLBanks	2008	2007

FHLBank of Atlanta	$18	$—
FHLBank of Cincinnati	110	—
FHLBank of San Francisco	10	—
FHLBank of Topeka	9	—
FHLBank of Seatle	3	—

Total	$150	$—

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $255,000 and $263,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2008 and 2007, respectively, which has been recorded in the statements of income as other expense.

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

•                  increase in borrower default on mortgage loans and fluctuations in the housing market;

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007.

PRIMARY BUSINESS RELATED DEVELOPMENTS

Net interest spread. Net interest spread for the first quarter of 2008 was 0.31 percent, a four-basis-point increase from the net interest spread for the first quarter of 2007. Also net interest income increased $26.5 million to $96.5 million from March 31, 2007 to the same period in 2008. These increases are discussed in Results of Operations — Net Interest Spread and Net Interest Margin.

Finance Board Issues Advisory Bulletin on Temporary Increase in Mortgage-backed Securities Investment Authority. On March 24, 2008, the Finance Board adopted a resolution which temporarily expands the authority of the FHLBanks to purchase mortgage-backed securities under certain conditions. The resolution allows the Bank to increase its investments in MBS issued by Fannie Mae and Freddie Mac (GSE MBS) up to an amount equal to six times its capital. The resolution restricts incremental GSE MBS purchases to those securities in which the underlying loans or MBS are all guaranteed by Fannie Mae or Freddie Mac. The new authority expires on March 31, 2010. As of March 31, 2008 the Bank’s MBS and Small Business Administration (SBA) holdings represented 256 percent of capital. See Recent Legislative and Regulatory Developments within this item for additional information relating to the advisory bulletin.

Investment securities. The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which the Bank is exposed in its investments in mortgage-related securities. The Bank’s investments in MBS and ABS are directly or indirectly supported by underlying mortgage loans. The deterioration of mortgage loan credit performance and house prices, combined with the market effects of large-scale forced MBS liquidations by major holders of mortgages such as the Peloton and Carlyle Capital hedge funds and the Thornburg Mortgage Inc, real estate investment trust, caused a sharp increase in the Bank’s net unrealized loss attributable to MBS from $155.4 million as of December 31, 2007 to $1.0 billion as of March 31, 2008. Due to the decline in values of residential real estate, the Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other-than temporary. See Critical Accounting Estimates — Other-Than-Temporary Impairment Analysis within this item for additional information regarding the Bank’s investment analysis procedures. As of March 31, 2008, management has determined that none of its MBS were other-than-temporarily impaired.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2007, have been derived from the Bank’s audited financial statements. Financial highlights for the March 31, 2008 and 2007, interim periods have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA
(dollars in thousands)

	March 31,	December 31,
	2008	2007
Statement of Condition
Total assets	$80,434,897	$78,200,338
Investments (1)	16,714,111	17,362,559
Securities purchased under agreements to resell	—	500,000
Advances	59,201,071	55,679,740
Mortgage loans held for portfolio, net	4,053,480	4,091,314
Deposits and other borrowings	1,319,996	713,126
Consolidated obligations, net	74,238,369	73,410,156
AHP liability	51,845	48,451
Payable to REFCorp	14,039	16,318
Mandatorily redeemable capital stock	33,229	31,808
Class B capital stock outstanding – putable (2)	3,306,246	3,163,793
Total capital	3,499,366	3,387,514

Other Information
Total capital ratio (3)	4.4%	4.4%

	For The Three Months Ended March 31,
	2008	2007
Results of Operations
Net interest income	$96,481	$69,967
Other (loss) income	(5,609)	1,990
Other expense	14,404	12,899
AHP and REFCorp assessments	20,313	15,689
Net income	56,155	43,369

Other Information (4)
Dividends declared	$49,627	$39,792
Dividend payout ratio	88.38%	91.75%
Weighted-average dividend rate (5)	6.00	6.75
Return on average equity (6)	6.47	7.00
Return on average assets	0.28	0.31
Net interest margin (7)	0.49	0.50

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.
(2)	Capital stock is putable at the option of a member.
(3)

Total capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Capital regarding the Bank’s regulatory capital ratios.

(4)	Yields are annualized
(5)	Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.
(6)

Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive income is not included in the calculation.

(7)	Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

Quarterly Overview

Net income for the three months ended March 31, 2008, was $56.2 million, compared with $43.4 million for the same period in 2007. This $12.8 million increase was primarily due to an increase of $26.5 million in net interest income which was offset by a $7.6 million increase in other losses, $1.5 million increase in operating expenses, and a $4.6 million increase in assessments.

Net interest income for the three months ended March 31, 2008, was $96.5 million, compared with $70.0 million for the same period in 2007. This $26.5 million increase was primarily attributable to a significant increase in the average size of the balance sheet in the first quarter of 2008 as compared to the same period in 2007. Average total earning assets were $23.1 billion higher in the first quarter of 2008 than in the same period of 2007 which mainly resulted from increased advances activity due to the liquidity shortage impacting the U.S. banking system. Prepayment-fee income recognized during the three months ended March 31, 2008, compared with the same period in 2007 increased by $2.6 million.

For the quarters ended March 31, 2008 and 2007, average total assets were $80.9 billion and $57.5 billion, respectively. Return on average assets and return on average equity were 0.28 percent and 6.47 percent, respectively, for the quarter ended March 31, 2008, compared with 0.31 percent and 7.00 percent, respectively, for the quarter ended March 31, 2007. The return on average assets and the return on average equity declined as the increases in total average assets and total average capital of 40.6 percent and 38.0 percent, respectively, during the quarter exceeded the increase to net income of 29.5 percent from the quarter ended March 31, 2007, to the same period in 2008.

Net interest spread for the first quarter of 2008 was 0.31 percent, a four-basis-point increase from the net interest spread for the first quarter of 2007. Net interest margin for the first quarter of 2008 was 0.49 percent, a one-basis-point decline from net interest margin for the first quarter of 2007. See Results of Operations – Net Interest Spread and Net Interest Margin for additional discussion of these topics.

Financial Condition at March 31, 2008, versus December 31, 2007.

The composition of the Bank’s total assets changed during the three months ended March 31, 2008, as follows:

•                  Advances increased to 73.6 percent of total assets at March 31, 2008, up from 71.2 percent of total assets at December 31, 2007. This increase in advances reflects a continued increase in member demand caused by recent market conditions. As of March 31, 2008, advances balances increased by approximately $3.5 billion from December 31, 2007, ending the period at $59.2 billion.

•                  Short-term money-market investments decreased to 8.2 percent of total assets at March 31, 2008, down from 11.2 percent of total assets at December 31, 2007. As of March 31, 2008, federal funds sold, interest-bearing deposits in banks, and securities purchased under agreements to resell in total had decreased by $2.1 billion, ending the period at $6.6 billion.

•                  Investment securities increased to 12.6 percent of total assets at March 31, 2008, up from 11.7 percent of total assets at December 31, 2007. Investment securities in total increased by $972.6 million from December 31, 2007, to March 31, 2008. The increase is largely the result of $1.1 billion of MBS purchases. These purchases were made under the Bank’s pre-existing authority to purchase MBS. At March 31, 2008, the Bank’s MBS and SBA holdings represented 256 percent of capital compared to 226 percent at December 31, 2007.

•                  Net mortgage loans decreased to 5.0 percent of total assets at March 31, 2008, down from 5.2 percent of total assets at December 31, 2007. The decrease primarily reflects the decline in mortgage-loan balances outstanding, as mortgage-loan principal repayments outpaced loan-purchase activity during the three months ended March 31, 2008.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Net interest income for the three months ended March 31, 2008, was $96.5 million, compared with $70.0 million for the same period in 2007, increasing 37.9 percent from the previous year. However, net interest margin for the first quarter of 2008 in comparison with the first quarter of 2007 decreased from 50 basis points to 49 basis points, while net interest spread increased from 27 basis points to 31 basis points.

The increase in net interest income was largely attributable to a significant increase in the average size of the balance sheet in the first quarter of 2008 as compared with the same period in 2007, but also reflected an increase in the Bank’s net interest spread. Average total earning assets were $23.1 billion higher in the first quarter of 2008 than in the same period of 2007, which was largely attributable to the $21.4 billion increase in average advances balances.

Net interest spread for the first quarter of 2008 was 0.31 percent, a four-basis-point increase from the net interest spread for the first quarter of 2007. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Net interest margin for the first quarter of 2008 was 0.49 percent, a one-basis-point decline from net interest margin for the first quarter of 2007. Net interest margin is expressed as the percentage of net interest income to average earning assets. The increase in the Bank’s net interest spread was attributable to the sharp decline in the cost of discount note funding relative to the yield of assets with comparable terms, such as advances and money market investments, as well as an increase in prepayment fee income. The slight decrease in the Bank’s net interest margin reflected the offsetting impact of the investment of the Bank’s interest-free capital at lower average asset yields, reflecting the drop in short-term interest rates between the two periods.

For the three months ended March 31, 2008, the average yields on total interest-earning assets decreased 108 basis points and yields on total interest-bearing liabilities decreased 112 basis points, compared with the three months ended March 31, 2007.

Prepayment-fee income recognized on advances and investments increased $2.6 million to $5.2 million for the three months ended March 31, 2008, from $2.6 million for the three months ended March 31, 2007.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. The primary source of earnings for the Bank is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other borrowings.

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$58,934,708	$615,183	4.20%	$37,533,471	$486,399	5.26%
Interest-bearing deposits in banks (2)	4,919,242	50,275	4.11	1,404,327	18,523	5.35
Securities purchased under agreements to resell	1,006,044	9,003	3.60	2,106,667	27,737	5.34
Federal funds sold	1,914,785	15,001	3.15	2,987,642	39,251	5.33
Investment securities (3)	8,991,141	96,983	4.34	8,254,066	114,002	5.60
Mortgage loans	4,072,579	52,260	5.16	4,443,129	56,295	5.14

Total interest-earning assets	79,838,499	838,705	4.23%	56,729,302	742,207	5.31%

Other non-interest-earning assets	1,047,471			788,161

Total assets	$80,885,970	$838,705	4.17%	$57,517,463	$742,207	5.23%

Liabilities and capital
Consolidated obligations
Discount notes	$44,868,395	$415,199	3.72%	$18,469,663	$238,119	5.23%
Bonds	30,283,469	319,506	4.24	34,684,219	423,062	4.95
Deposits (4)	1,016,489	7,056	2.79	894,023	10,804	4.90
Mandatorily redeemable capital stock	32,151	312	3.90	15,439	251	6.59
Other borrowings	17,522	151	3.47	1,602	4	1.01

Total interest-bearing liabilities	76,218,026	742,224	3.92%	54,064,946	672,240	5.04%

Other non-interest-bearing liabilities	1,196,248			937,086
Total capital	3,471,696			2,515,431

Total liabilities and capital	$80,885,970	$742,224	3.69%	$57,517,463	$672,240	4.74%

Net interest income		$96,481			$69,967
Net interest spread			0.31%			0.27%
Net interest margin			0.49%			0.50%

(1)   Yields are annualized.

(2)   The average balance of cash collateral delivered to derivative counterparties is reflected in interest-bearing deposits in banks to properly calculate the average yield and net interest spread and net interest margin, while the period-end balance of such cash collateral is reflected in either derivative assets or derivative liabilities on the statement of condition.

(3)   The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

(4)   The average balance of cash collateral received from derivative counterparties is reflected in deposits to properly calculate the average yield and net interest spread and net interest margin, while the period-end balance of such cash collateral is reflected in either derivative assets or derivative liabilities on the statement of condition.

The average balance of total advances increased $21.4 billion, or 57.0 percent, for the three months ended March 31, 2008, compared with the same period in 2007. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and variable-rate advances showed only a moderate increase during the three months ended March 31, 2008, as compared with the same period in 2007. The following table summarizes average balances of advances outstanding during the three months ended March 31, 2008 and 2007, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Three Months Ending March 31,
	2008	2007

Overnight advances – par value	$3,015,061	$1,062,346

Fixed-rate advances – par value
Short-term	29,405,929	14,729,833
Long-term	10,894,173	8,363,011
Amortizing	2,359,064	2,509,790
Putable	8,607,418	5,575,722
Callable	30,423	30,000
	51,297,007	31,208,356

Variable-rate indexed advances – par value
Simple variable	4,078,723	5,279,794
Putable, convertible to fixed	46,000	—
	4,124,723	5,279,794

Total average par value	58,436,791	37,550,496

Premiums and discounts	(14,030)	(9,777)
SFAS 133 hedging adjustments	511,947	(7,248)

Total average advances	$58,934,708	$37,533,471

As displayed in the above table, the total average advances increased by $21.4 billion from the three months ended March 31, 2007, to the same period in 2008. The increase was attributable to the following components:

•                  The average balance of short-term fixed-rate advances increased by approximately $14.7 billion during the three months ended March 31, 2008, as compared with the same period in 2007. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank’s funding cost for these advances is generally narrower for short-term products than for other products with longer terms to maturity.

•                  Average fixed-rate putable advances increased by $3.0 billion from the three months ended March 31, 2007, to the same period in 2008. Putable advances are intermediate and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period.

•                  Average overnight advances increased by $2.0 billion from the three months ended March 31, 2007, as compared with the same period in 2008. The interest rate on overnight advances changes on a daily basis and is based on market indications each day.

•                  The above increases were offset by a decline in average variable-rate indexed advances of $1.2 billion from the three months ended March 31, 2007, to the same period in 2008. These advances have coupon rates that reset on a predetermined basis based on changes in an index, typically one- or three-month LIBOR, or on the offered yield on three-month FHLBank DNs, as determined by the Office of Finance.

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $45.2 billion for the three months ended March 31, 2008, representing 77.3 percent of the total average balance of advances outstanding during the three months ended March 31, 2008. For the three months ended March 31, 2007, the average balance of these advances totaled $26.6 billion, representing 71.0 percent of total average advances outstanding during the three months ended March 31, 2007.

In the past, the foregoing trend toward a higher proportion of short-term advances would generally lead to declining net interest spreads to funding costs for the overall advances portfolio. Additionally, due to reduced advance demand that the Bank had experienced in the first half of 2007, the Bank offered advances at net interest spreads that were lower than historical averages for longer-term products, further diminishing the favorable impact of long-term advances upon the Bank’s net interest spread. However, in the latter half of 2007, the Bank’s typical yield spread to funding cost on short-term advances increased as the Bank’s cost of borrowing DNs decreased relative to interbank borrowing interest rates, such as overnight and term federal funds rates. This led to an overall increase in net interest income on advances for the year ended December 31, 2007. This trend has persisted through the three months ended March 31, 2008 as discount notes have continued to command a premium price as short-term, high-quality security amid significant market turmoil and uncertainty.

During the three months ended March 31, 2008, advances totaling $337.1 million were prepaid, resulting in gross prepayment-fee income of $5.2 million, which was partially offset by a $799,000 loss related to fair-value hedging adjustments. For the three months ended March 31, 2007, advances totaling $260.0 million were prepaid, resulting in gross prepayment-fee income of $1.3 million, which was offset by a $633,000 loss related to fair-value hedging adjustments on those prepaid advances. For the three months ended March 31, 2008 and 2007, net prepayment fees on advances were $4.4 million and $670,000, and prepayment fees on investments were $717,000 and $1.9 million, respectively.

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

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2008		2007
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$610,736	4.17%	$485,729	5.25%
Investment securities	96,266	4.31	112,070	5.51
Total interest-earning assets	833,541	4.20	739,605	5.29

Net interest income	91,317		67,365
Net interest spread		0.28%		0.25%
Net interest margin		0.46%		0.48%

(1)          Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits in banks, securities purchased under agreements to resell, and federal funds sold, increased $1.3 billion, or 20.6 percent, from the average balances for the three months ended March 31, 2007, to March 31, 2008. The higher average balances in the three months ended March 31, 2008, resulted from the increased activity in interest-bearing deposits in banks. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances increased $737.1 million or 8.9 percent for the three months ended March 31, 2008, compared with the same period in 2007. The growth in average investments is due to the increase in average held-to-maturity securities of $704.3 million. The increase was attributable to the Bank’s capacity to purchase MBS due to the increase in capital that occurred during 2007 and into 2008, and which were made under the Bank’s pre-existing authority to purchase MBS up to 300 percent of capital. Average total capital increased by $956.3 million during the three months ended March 31, 2008, in comparison with the same period in 2007. Furthermore, due to decreased global demand for MBS stemming from recent turmoil in the mortgage market, net interest spread opportunities with respect to all types of MBS improved over the course of 2007 and 2008, as compared with 2006. Accordingly, during the latter half of 2007 and into 2008 the Bank was able to purchase MBS at more favorable risk-adjusted net interest spreads than during 2006.

Average mortgage-loan balances for the three months ended March 31, 2008, were $370.6 million lower than the average balance for the three months ended March 31, 2007, representing a decrease of 8.3 percent. This continuing decline in average mortgage-loan balances was attributable to mortgage loan principal repayments that outpaced loan-purchase activity during the three months ended March 31, 2008.

Overall, the yield on the mortgage-loan portfolio has increased two basis points for the three months March 31, 2008, compared with the same period in 2007. This increase is attributable to the following factors:

•                  The premium/discount amortization expense has declined $543,000, or 31.4 percent, representing an improvement in the average yield of four basis points which was partially offset as described below.

•                  The average stated coupon rate of the mortgage-loan portfolio decreased two basis points due to the acquisition of loans at lower interest rates in the latter half of 2007 and into 2008 relative to the coupons on pre-existing loans.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended March 31,
	2008		2007
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$54,550	5.39%	$59,213	5.41%
Premium/discount amortization	(1,188)	(0.12)	(1,731)	(0.16)
Credit-enhancement fees	(1,102)	(0.11)	(1,187)	(0.11)

Total interest income	$52,260	5.16%	$56,295	5.14%

(1)          Yields are annualized.

Average CO balances increased $22.0 billion, or 41.4 percent, from the three months ended March 31, 2007, to the three months ended March 31, 2008. This increase was largely due to a $26.4 billion increase in CO discount notes which was offset by a decrease of $4.4 billion in CO bonds. The increase in COs funded the growth of the advances portfolio.

Net interest income includes interest paid and received on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting under SFAS 133. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate risk-management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank’s risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007

Gross interest income before effect of derivatives	$846,525	$727,879
Net interest adjustment for derivatives	(7,820)	14,328

Total interest income reported	$838,705	$742,207

Gross interest expense before effect of derivatives	$767,318	$658,427
Net interest adjustment for derivatives	(25,094)	13,813

Total interest expense reported	$742,224	$672,240

Reported net interest margin for three months ended March 31, 2008 and 2007, was 0.49 percent and 0.50 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.40 percent and 0.50 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a loss of $106,000 and a gain of $195,000 for the three months ended March 31, 2008 and 2007, respectively.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is due primarily to higher average capital levels that are invested in earning assets without corresponding interest cost and an increase in average advance balances. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2008 and 2007. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended March 31, 2008 vs. 2007
	Increase (decrease) due to
	Volume	Rate	Total
Interest income
Advances	$277,340	$(148,556)	$128,784
Interest-bearing deposits in banks	46,362	(14,610)	31,752
Securities purchased under agreements to resell	(14,491)	(4,243)	(18,734)
Federal funds sold	(14,095)	(10,155)	(24,250)
Investment securities	10,180	(27,199)	(17,019)
Mortgage loans	(4,695)	660	(4,035)

Total interest income	300,601	(204,103)	96,498

Interest expense
Consolidated obligations
Discount notes	340,344	(163,264)	177,080
Bonds	(53,678)	(49,878)	(103,556)
Deposits	1,480	(5,228)	(3,748)
Mandatorily redeemable capital stock	272	(211)	61
Other borrowings	40	107	147

Total interest expense	288,458	(218,474)	69,984

Change in net interest income	$12,143	$14,371	$26,514

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2008 and 2007. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Gains on derivatives and hedging activities:
Net gain related to fair-value hedge ineffectiveness	$1,699	$1,122
Net unrealized (losses) gains related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	(801)	(24)
Trading securities	(1,450)	(305)
Mortgage loans	(3,375)	—
Mortgage delivery commitments	(273)	8
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	(106)	195
Net (losses) gains on derivatives and hedging activities	(4,306)	996

Loss on early extinguishment of debt	(2,699)	—
Service-fee income	1,305	1,066
Net unrealized gain (loss) on trading securities	75	(74)
Other	16	2

Total other (loss) income	$(5,609)	$1,990

As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

Losses on early extinguishment of debt totaled $2.7 million for the three months ended March 31, 2008 due to the extinguishment of debt with a book value of $84.0 million. There was no loss on early extinguishment of debt during the three months ended March 31, 2007. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the proceeds of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and to stabilize the net interest margin.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended March 31, 2008 and 2007, the Bank recorded net unrealized gains (losses) on trading securities of $75,000 and ($74,000), respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a loss of $1.5 million and $305,000 for the three months ended March 31, 2008 and 2007, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in (losses) gains of ($318,000) and $195,000 for the three months ended March 31, 2008 and 2007, respectively.

Operating expenses for the three months ended March 31, 2008 and 2007, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007

Salaries, incentive compensation, and benefits	$8,482	$7,686
Occupancy costs	1,076	1,050
Other operating expenses	3,486	2,823

Total operating expenses	$13,044	$11,559

Ratio of operating expenses to average assets	0.06%	0.08%

For the three months ended March 31, 2008, total operating expenses increased $1.5 million from the same period in 2007. This increase was mainly due to a $796,000 increase in salaries and benefits and a $663,000 increase in other operating expenses. The $796,000 increase in salaries and benefits is due primarily to a $554,000 increase in salary expenses attributable to planned staffing increases and annual merit increases and an increase of $230,000 in employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank’s pension plans.

The $663,000 increase in other operating expenses is largely attributable to a $167,000 increase in travel expenses for the Bank’s officers and directors, a $119,000 increase in contractual services, and a $223,000 increase in legal fees.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $1.1 million for both the three months ended March 31, 2008 and 2007, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At March 31, 2008, the advances portfolio totaled $59.2 billion, an increase of $3.5 billion compared with a total of $55.7 billion at December 31, 2007. This increase was primarily the result of a $1.1 billion increase in overnight advances and a $2.5 billion increase in fixed-rate advances. The increase in fixed-rate advances was concentrated in long-term advances and putable advances, which increased $1.4 billion and $994.4 million, respectively, as members increased their borrowings during 2008 in response to their own balance-sheet demands. In part, the growth was reflective of a nationwide trend of advance growth at the FHLBanks during the second half of 2007 and into 2008, as the U.S. banking industry faced significant liquidity tightening during this period. At March 31, 2008, 43.8 percent of total advances outstanding had original maturities of greater than one year, compared with 44.3 percent as of December 31, 2007.

The following table summarizes advances outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity

(dollars in thousands)

	March 31, 2008		December 31, 2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$2,043	2.64%	$61,496	4.64%
Due in one year or less	37,925,634	3.30	35,745,494	4.65
Due after one year through two years	6,177,740	3.92	6,801,904	4.59
Due after two years through three years	4,514,947	4.41	3,883,697	4.89
Due after three years through four years	1,863,514	4.59	1,974,447	4.88
Due after four years through five years	2,516,811	3.95	1,966,414	4.54
Thereafter	5,545,348	4.23	4,951,427	4.45

Total par value	58,546,037	3.61%	55,384,879	4.65%

Premiums	3,862		4,278
Discounts	(17,995)		(17,861)
SFAS 133 hedging adjustments	669,167		308,444

Total	$59,201,071		$55,679,740

As of March 31, 2008, SFAS 133 hedging adjustments increased $360.7 million from December 31, 2007. Lower market-interest rates at the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, have resulted in a higher estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At March 31, 2008, and December 31, 2007, the Bank had outstanding callable advances of $35.5 million and $30.0 million, respectively.

The following table summarizes advances outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$2,043	$61,496
Due in one year or less	37,961,134	35,775,494
Due after one year through two years	6,177,740	6,801,904
Due after two years through three years	4,509,447	3,883,697
Due after three years through four years	1,833,514	1,944,447
Due after four years through five years	2,516,811	1,966,414
Thereafter	5,545,348	4,951,427

Total par value	$58,546,037	$55,384,879

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the advance on specific dates through its term. At March 31, 2008, and December 31, 2007, the Bank had putable advances outstanding totaling $9.0 billion and $8.0 billion, respectively. The following table summarizes advances outstanding at March 31, 2008, and December 31, 2007, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date

(dollars in thousands)

Year of Contractual Maturity or Next Put Date	March 31, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$2,043	$61,496
Due in one year or less	44,532,459	41,613,769
Due after one year through two years	6,421,140	7,260,154
Due after two years through three years	3,172,347	2,681,797
Due after three years through four years	1,532,214	1,336,647
Due after four years through five years	1,270,511	987,864
Thereafter	1,615,323	1,443,152

Total par value	$58,546,037	$55,384,879

The following table summarizes advances outstanding by product type at March 31, 2008, and December 31, 2007.

Advances Outstanding by Product Type

(dollars in thousands)

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$2,437,691	4.2%	$1,363,868	2.5%

Fixed-rate advances
Short-term	29,398,678	50.2	29,377,410	53.0
Long-term	11,518,337	19.7	10,088,175	18.2
Amortizing	2,415,356	4.1	2,381,301	4.3
Putable	8,933,675	15.2	7,939,325	14.3
Callable	35,500	0.1	30,000	0.1
	52,301,546	89.3	49,816,211	89.9

Variable-rate advances
Simple variable	3,760,800	6.4	4,158,800	7.5
Putable, convertible to fixed	46,000	0.1	46,000	0.1
	3,806,800	6.5	4,204,800	7.6

Total par value	$58,546,037	100.0%	$55,384,879	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At March 31, 2008, the Bank had advances outstanding to 358, or 78.7 percent, of its 455 members.

At December 31, 2007, the Bank had advances outstanding to 353, or 77.2 percent, of its 457 members.

Top Five Advance-Holding Members

(dollars in millions)

			As of March 31, 2008			Advances Interest Income for the Three Months Ended
			Par Value of	Percent of Total	Weighted-Average
Name	City	State	Advances	Advances	Rate (1)	March 31, 2008

Bank of America Rhode Island, N.A.	Providence	RI	$23,750.8	40.6%	3.23%	$245.5
RBS Citizens, N.A.	Providence	RI	8,489.1	14.5	2.98	79.5
NewAlliance Bank	New Haven	CT	2,202.4	3.8	4.64	25.6
Webster Bank	Waterbury	CT	861.3	1.5	4.13	11.0
Salem Five Cents Savings Bank	Salem	MA	730.1	1.2	4.21	7.7

(1)   Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At March 31, 2008, investment securities and short-term money-market instruments totaled $16.7 billion, compared with $17.9 billion at December 31, 2007. The decline in investments was due to a decrease of $2.1 billion in money-market instruments, offset by a $940.8 million increase in held-to-maturity securities. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the SBA are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At March 31, 2008, and December 31, 2007, the Bank’s MBS and SBA holdings represented 256 percent and 226 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of March 31, 2008, and December 31, 2007, are included in the following tables.

Trading Securities

(dollars in thousands)

	March 31, 2008	December 31, 2007
Mortgage-backed securities
U.S. government guaranteed	$30,849	$32,827
Government-sponsored enterprises	44,782	47,754
Other	25,719	32,288

Total	$101,350	$112,869

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Supranational banks	$350,444	$403,618	$350,603	$396,341
U.S. government corporations	213,427	236,006	213,485	237,204
Government-sponsored enterprises	143,574	157,587	143,586	156,064
	707,445	797,211	707,674	789,609

Mortgage-backed securities
Government-sponsored enterprises	299,544	309,802	269,248	274,150

Total	$1,006,989	$1,107,013	$976,922	$1,063,759

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. agency obligations	$49,747	$51,581	$51,634	$53,465
State or local housing-finance-agency obligations	289,612	264,080	299,653	287,228
	339,359	315,661	351,287	340,693

Mortgage-backed securities:
U.S. government guaranteed	13,289	14,078	13,661	14,297
Government-sponsored enterprises	3,089,192	3,122,180	1,658,407	1,682,370
Other	5,446,858	4,379,829	5,924,526	5,748,175
	8,549,339	7,516,087	7,596,594	7,444,842

Total	$8,888,698	$7,831,748	$7,947,881	$7,785,535

The Bank’s MBS investment portfolio consists of the following categories of securities as of March 31, 2008, and December 31, 2007.

Mortgage-Backed Securities

	March 31, 2008	December 31, 2007

Private-label residential mortgage-backed securities	57.1%	68.6%
U.S. government guaranteed and GSE residential mortgage-backed securities	38.9	25.4
Private-label commercial mortgage-backed securities	3.5	5.4
Home-equity loans	0.5	0.6

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans as of March 31, 2008, totaled $4.1 billion, a decrease of $37.8 million from the December 31, 2007, balance of $4.1 billion. The following table presents information relating to the Bank’s mortgage portfolio as of March 31, 2008, and December 31, 2007.

Mortgage Loans Held in Portfolio

(dollars in thousands)

	March 31, 2008	December 31, 2007
Real estate
Fixed-rate 15-year single-family mortgages	$1,103,081	$1,129,572
Fixed-rate 20- and 30-year single-family mortgages	2,928,480	2,938,886
Premiums	34,304	35,252
Discounts	(10,971)	(11,270)
Deferred derivative gains and losses, net	(1,289)	(1,001)

Total mortgage loans held for portfolio	4,053,605	4,091,439

Less: allowance for credit losses	(125)	(125)

Total mortgage loans, net of allowance for credit losses	$4,053,480	$4,091,314

The following table details the par value of mortgage loans held for portfolio at March 31, 2008, and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007

Conventional loans	$3,615,978	$3,637,590
Government-insured loans	415,583	430,868

Total par value	$4,031,561	$4,068,458

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

The following table presents purchases of mortgage loans during the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Conventional loans
Original MPF	$79,746	$30,027
MPF 125	23,322	11,103

Total par value	$103,068	$41,130

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $125,000 at both March 31, 2008, and December 31, 2007. See the Bank’s Annual Report on Form 10-K Item 7 – Critical Accounting Estimates – Allowance for Loan Losses for a description of the Bank’s methodology for estimating the allowance for loan losses. The Bank did not have any allowance for credit losses activity for the three months ended March 31, 2008 and 2007.

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at March 31, 2008, and December 31, 2007, are provided in the following tables.

Summary of Delinquent Mortgage Loans

As of March 31, 2008

(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured (1)	Total

30 days	$29,368	$13,729	$43,097
60 days	6,081	5,434	11,515
90 days or more and accruing	—	10,363	10,363
90 days or more and nonaccruing	10,259	—	10,259

Total delinquencies	$45,708	$29,526	$75,234

Total par value of mortgage loans outstanding	$3,615,978	$415,583	$4,031,561

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.26%	7.10%	1.87%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.28%	2.49%	0.51%

(1)   Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans

As of December 31, 2007

(dollars in thousands)

		Government-
Days Delinquent	Conventional	Insured (1)	Total

30 days	$37,231	$18,074	$55,305
60 days	6,333	6,902	13,235
90 days or more and accruing	—	10,723	10,723
90 days or more and nonaccruing	7,982	—	7,982

Total delinquencies	$51,546	$35,699	$87,245

Total par value of mortgage loans outstanding	$3,637,590	$430,868	$4,068,458

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.42%	8.29%	2.14%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.22%	2.49%	0.46%

(1)   Government-insured loans continue to accrue interest after 90 or more days delinquent since the U.S. government guarantees the repayment of principal and interest.

Sale of REO Assets. During the three months ended March 31, 2008 and 2007, the Bank sold REO assets with a recorded book value of $1.1 million and $988,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $9,000, and $30,000 on the sale of REO assets during the three months ended March 31, 2008 and 2007, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At March 31, 2008, and December 31, 2007, outstanding COs, including both CO bonds and CO discount notes, totaled $74.2 billion and $73.4 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or use the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at March 31, 2008, and December 31, 2007, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity

(dollars in thousands)

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$12,520,460	3.60%	$11,247,010	4.39%
Due after one year through two years	5,432,875	4.52	6,335,475	4.63
Due after two years through three years	3,592,050	4.04	3,218,350	4.57
Due after three years through four years	1,354,700	4.90	1,705,500	4.86
Due after four years through five years	1,838,880	4.75	1,836,080	5.03
Thereafter	9,450,000	5.72	9,310,000	5.74

Total par value	34,188,965	4.49%	33,652,415	4.89%

Premiums	41,924		29,577
Discounts	(3,456,892)		(3,329,419)
SFAS 133 hedging adjustments	213,463		69,414

Total	$30,987,460		$30,421,987

CO bonds outstanding at March 31, 2008, and December 31, 2007, include issued callable bonds totaling $16.5 billion and $18.5 billion, respectively.

SFAS 133 hedging adjustments on CO bonds increased by $144.0 million from December 31, 2007, to March 31, 2008. Lower market interest rates at the end of the first quarter of 2008, as compared with the end of the same period in 2007, resulted in a higher estimated fair value of the hedged CO bonds.

The following table summarizes CO bonds outstanding at March 31, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007

Due in one year or less	$22,921,160	$23,076,710
Due after one year through two years	4,382,875	4,140,475
Due after two years through three years	2,870,050	2,293,350
Due after three years through four years	391,000	671,800
Due after four years through five years	1,018,880	956,080
Thereafter	2,605,000	2,514,000

Total par value	$34,188,965	$33,652,415

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 58.3 percent and 58.6 percent of outstanding COs at March 31, 2008, and December 31, 2007, respectively, but accounted for 97.5 percent and 97.8 percent of the proceeds from the issuance of COs during the three months ended March 31, 2008, and the year ended December 31, 2007, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

The Bank’s outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
March 31, 2008	$43,250,909	$43,423,171	2.80%
December 31, 2007	42,988,169	43,264,750	4.33

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended March 31,
	2008		2007
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$5,311,588	2.79%	$3,050,670	5.23%
Term discount notes	39,556,807	3.85	15,418,993	5.23
Total discount notes	44,868,395	3.72	18,469,663	5.23

Bonds	30,283,469	4.24	34,684,219	4.95

Total consolidated obligations	$75,151,864	3.93%	$53,153,882	5.04%

(1)   Yields are annualized.

The average balances of COs for the three months ended March 31, 2008, were higher than the average balances for the same period in 2007, which is consistent with the increase in total average assets, primarily short-term advances. The average balance of term CO discount notes and overnight CO discount notes increased $24.1 billion and $2.3 billion, respectively, from the prior period. Average balances of CO bonds decreased $4.4 billion from the prior period. The average balance of CO discount notes represented approximately 59.7 percent of total average COs during the three months ended March 31, 2008, as compared with 34.7 percent of total average COs during the three months ended March 31, 2007, and the average balance of bonds represented 40.3 percent and 65.3 percent of total average COs outstanding during the three months ended March 31, 2008 and 2007, respectively.

Deposits

As of March 31, 2008, deposits totaled $1.3 billion compared with $713.1 million at December 31, 2007, an increase of $606.9 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at March 31, 2008, and December 31, 2007.

Term Deposits Greater than $100,000

(dollars in thousands)

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$—	—%	$3,950	4.98%
Over three months through six months	1,000	3.12	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$27,250	4.15%	$30,200	4.29%

(1)   Represents eight term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Board. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through March 31, 2008, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	March 31, 2008	December 31, 2007
Permanent capital
Class B capital stock	$3,306,246	$3,163,793
Mandatorily redeemable capital stock	33,229	31,808
Retained earnings	232,450	225,922

Permanent capital	$3,571,925	$3,421,523

Risk-based capital requirement
Credit-risk capital	$167,116	$167,538
Market-risk capital	585,923	112,106
Operations-risk capital	225,912	83,893

Total risk-based capital requirement	$978,951	$363,537

The increase in the Bank’s market-risk capital requirement reflects the sharp decline in the ratio of the Bank’s market value of equity to its book value of equity from 95.9 percent at December 31, 2007 to 70.9 percent at March 31, 2008, which resulted from the sharp decline in the market value of MBS during the first quarter of 2008. See Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest Rate Risk for further discussion. Under Finance Board regulations, the dollar amount by which the Bank’s market value of equity is less than 85 percent of its book value of equity must be added to the market risk component of its risk-based capital requirement. Therefore, the Bank’s market risk component increased from $112.1 million at December 31, 2007 to $585.9 million at March 31, 2008. Management believes that the decline in the ratio of the Bank’s market value of equity to its book value of equity is temporary and will recover as liquidity returns to the MBS market. However, management cannot predict how long MBS prices will remain depressed, and the current situation could persist for an indefinite period of time.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 (GLB Act) specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements through March 31, 2008.

The following table provides the Bank’s capital ratios as of March 31, 2008, and December 31, 2007.

Capital Ratio Requirements

(dollars in thousands)

	March 31, 2008	December 31, 2007
Capital ratio
Minimum capital (4% of total assets)	$3,217,396	$3,128,014
Actual capital (capital stock plus retained earnings)	3,571,925	3,421,523
Total assets	80,434,897	78,200,338
Capital ratio (permanent capital as a percentage of total assets)	4.4%	4.4%

Leverage ratio
Minimum leverage capital (5% of total assets)	$4,021,745	$3,910,017
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,357,888	5,132,284
Leverage ratio (leverage capital as a percentage of total assets)	6.7%	6.6%

Derivative Instruments

SFAS 133 requires all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value net of cash collateral and accrued interest totaled $74.2 million and $67.0 million as of March 31, 2008, and December 31, 2007, respectively. Derivative liabilities’ net fair value net of cash collateral and accrued interest totaled $470.6 million and $286.8 million as of March 31, 2008, and December 31, 2007, respectively.

Effective January 1, 2008, the Bank implemented FSP FIN 39-1, which permits the Bank to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Upon the adoption of FSP FIN 39-1, the Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented. At December 31, 2007, the Bank held cash collateral, including accrued interest from derivative counterparties totaling $61.2 million classified as deposits and accrued interest payable in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount was reclassified to derivative assets or derivative liabilities.

The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $26.8 million and $9.6 million at March 31, 2008, and December 31, 2007, respectively. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The Bank has entered into derivative contracts with its members in which the Bank acts as an intermediary between the member and a derivative counterparty. Effective March 2007, the Bank discontinued this program and no longer offers derivatives to its members on an intermediated basis, but will allow existing transactions to remain outstanding until expiration. The Bank also engages in derivatives directly with affiliates of certain of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the Bank’s members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Members

(dollars in thousands)

			March 31, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$2,018,764	6.01%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	653,500	1.94
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

(1)   The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in the Bank’s Annual Report on Form 10-K in Item 1 – Business – Consolidated Obligations. The Bank’s equity capital resources are governed by the capital plan, which is described in the Capital section below.

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

Short-term liquidity management practices are described in Part 1 Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets. For further information and discussion of the Bank’s guarantees and other commitments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the Bank’s joint and several liability for FHLBank COs, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Debt Financing-Consolidated Obligations.

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

Capital

Total capital as of March 31, 2008, and December 31, 2007, was $3.5 billion, a 3.3 percent increase from $3.4 billion as of December 31, 2007.

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

•      4.0 percent for advances with an original maturity greater than overnight and up to three months; and

•      4.5 percent for all other advances.

On April 17, 2008, the board of directors of the Bank voted to adjust the activity-based stock-investment requirement for mortgage loans that members sell to the Bank under the MPF program to 4.50 percent. The adjustment to the activity-based stock-investment requirement will support any future growth in the Bank’s MPF portfolio. Effective June 1, 2008, the 4.50 percent activity-based stock-investment requirement will affect outstanding balances for loans funded under MPF master commitments entered into, or amended, from April 18, 2008, forward. Loans funded pursuant to MPF master commitments prior to April 18, 2008, will continue to be subject to the activity-based stock-investment requirement that applied prior to April 18, 2008, if any.

The Bank’s minimum capital-to-assets leverage limit is currently 4.0 percent based on Finance Board requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of mortgage loans, MBS, and other investments.

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented its Excess Stock Repurchase Program to help it manage its capital by reducing the amount of excess capital stock held by members. See the Bank’s 2006 annual report on From 10-K – Item 1– Business – Capital Resources for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the three months ended March 31, 2008, the Bank did not complete any repurchases of excess capital stock.

Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock-investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. While historically the Bank has repurchased excess capital stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion. Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $33.2 million and $31.8 million at March 31, 2008, and December 31, 2007, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of March 31, 2008, and December 31, 2007 (dollars in thousands):

Anticipated Stock-Redemption Period	March 31, 2008	December 31, 2007

Due after one year through two years	$4,185	$4,185
Due after two years through three years	103	103
Due after three years through four years	—	—
Due after four years through five years	28,941	27,520

Total mandatorily redeemable capital stock	$33,229	$31,808

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

At March 31, 2008, and December 31, 2007, members and nonmembers with capital stock outstanding held $259.0 million and $233.8 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of March 31, 2008, and December 31, 2007 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

March 31, 2008	$496,972	$2,583,440	$3,080,434	$3,339,475	$259,041

December 31, 2007	489,501	2,472,449	2,961,830	3,195,601	233,771

(1)     Total stock investment requirement is rounded up to the nearest hundredth on an individual member basis.

(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

Provisions of the Bank’s capital plan are more fully discussed in Note 15 to the Bank’s 2007 financial statements.

Retained Earnings Target. In December 2007, the Bank’s board of directors adopted a revised targeted minimum retained earnings level of the greater of $213.0 million, or the required amount as periodically measured by the Bank’s internal retained earnings model, to be achieved by December 31, 2008, which is based on strategic growth assumptions and market-rate forecasts. This new target is remeasured periodically based on projected changes to the Bank’s balance-sheet composition and on projected market conditions as of December 31, 2008. To the extent that the periodically measured retained earnings requirement as of December 31, 2008, remains below $213.0 million, the targeted minimum retained earnings level is $213.0 million. If the periodically measured retained earnings requirement as of December 31, 2008, exceeds $213.0 million, the remeasured value becomes the new requirement until such time as a subsequent remeasurement falls below $213.0 million. As of March 31, 2008, the Bank had retained earnings of $232.5 million, and its retained earnings model projected a required retained earnings minimum of $146.8 million as of December 31, 2008.

The Bank’s retained earnings target could be superseded by Finance Board mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. Moreover, management and the board of directors of the Bank may, at any time, change the Bank’s methodology or assumptions for modeling the Bank’s retained earnings requirement. If either of these occur, the Bank would continue its initiative to grow retained earnings and may reduce its dividend payout, as considered necessary.

Capital Requirements

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Board has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At March 31, 2008, the Bank had a total capital-to-assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.7 percent, and a risk-based capital requirement of $979.0 million, which was satisfied by the Bank’s permanent capital of $3.6 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2007, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $363.5 million, which was satisfied by the Bank’s permanent capital of $3.4 billion. See Financial Condition – Capital for discussion concerning the increase in the Bank’s risk-based capital requirement.

The Bank’s capital requirements are more fully discussed in Note 15 to the Bank’s 2007 financial statements.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

The Bank’s significant off-balance-sheet arrangements consist of the following:

•      Commitments that legally bind and obligate the Bank for additional advances.

•      Standby letters of credit.

•      Commitments for unused lines-of-credit advances.

•      Standby bond-purchase agreements with state housing authorities.

•      Unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Note 19 to the Bank’s 2007 financial statements.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See the Bank’s Annual Report on Form 10-K - Item 1 - Business - Assessments for additional information regarding REFCorp and AHP assessments.

CRITICAL ACCOUNTING ESTIMATES

The Bank’s financial statements and reported results of operations are based on GAAP, which requires the Bank to use estimates and assumptions that may affect our reported results and disclosures. Management believes the application of the following accounting policies involve the most critical or complex estimates and assumptions used in preparing the Bank’s financial statements: accounting for derivatives, the use of fair-value estimates, amortization of deferred premium/discount associated with prepayable assets, the allowance for loan losses, and other-than-temporary impairment analysis. The assumptions involved in applying these policies are discussed in the Bank’s 2007 Annual Report on Form 10-K.

As of March 31, 2008, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements, except as described below.

Fair-Value Estimates

The Bank measures certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair values play an important role in the valuation of certain Bank assets, liabilities, and derivative transactions. The Bank adopted SFAS 157, Fair Value Measurements, on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair-value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair-value measurements.

SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:

•      discounted cash flows, using market estimates of interest rates and volatility; or

•      dealer prices and prices of similar instruments.

Pricing models and their underlying assumptions are based on management’s best estimate with respect to:

•      discount rates;

•      prepayments;

•      market volatility; and

•      other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

The Bank categorizes its financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions.

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

For purposes of estimating the fair value of derivatives and items for which the Bank is hedging the changes in fair value attributable to changes in the designated benchmark interest rate, the Bank employs a valuation model that uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard bootstrapping and smoothing techniques. “Bootstrapping” is the name given to the methodology of constructing a yield curve using shorter-dated instruments to obtain near-term discount factors progressing to longer-dated instruments to obtain the longer-dated discount factors. “Smoothing techniques” refer to the use of parametric equations to estimate a continuous series of discount factors by fitting an equation (representing a curve or line) to discount factors directly observed from market data. The model also calibrates an implied volatility surface from the at-the-money LIBOR cap/floor prices and the at-the-money swaptions prices. The application uses a modified Black-Karasinski process to model the term structure of interest rates.

The SFAS 133 valuation adjustments for the Bank’s hedged items in which the designated risk is the risk of changes in fair value attributable to changes in the benchmark LIBOR interest rate are calculated using the same model that is used to calculate the fair values of the associated hedging derivatives.

Fair values of investment securities classified as available-for-sale or trading for which quoted market prices are not readily available are determined on the basis of spreads listed in dealer publications or dealer quotations.

Other-Than-Temporary Impairment Analysis

The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which the Bank is exposed in its investments in mortgage-related securities. The Bank’s investments in MBS and ABS are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential real estate, the Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other than temporary.

The Bank has increased exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosure as well as losses on the sale of foreclosed properties. As discussed in Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk – Investments, the Bank invests in high quality, Triple-A-rated securities that achieve their ratings through credit enhancement, primarily over collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes. The Bank tests its MBS investments on an ongoing basis to determine whether the credit enhancement associated with each security is sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, the Bank employs a third-party model to project the lifetime cash flows that would be passed through to its MBS investments. This model uses defined scenarios regarding borrower default rates expected over the life of the underlying loan pool that are based on dealer projections for the appropriate type and origination year of the loans in the pool, expected average percentages of the remaining unpaid principal recovered on foreclosed loans, and expected average prepayment speeds pertaining to the underlying pool of loans. The Bank performs analysis based on expected behavior of the loans (the base case), whereby these loan performance scenarios are applied against each security’s credit support structure to monitor credit enhancement sufficiency to protect the Bank’s investment. The Bank also tests scenarios in which the inputs are stressed beyond expected behavior to an assumed worst case scenario. The model output includes projected cash flows under the various scenarios, including any shortfalls in the capacity of the underlying collateral to fully return the Bank’s original investment, plus accrued interest.

For the projection of the rate of default, the base case scenario is based on a composite of loan default forecasts from several major MBS dealers for the collateral type and loan origination year of the particular security. These forecasts are adjusted to reflect variances in the experience-to-date of the particular security. These default curves were validated by applying loan-level detail from a sample of securities to a second third-party model that is designed to forecast default timing and frequency based on a variety of factors such as the borrower’s credit score, the loan-to-value ratios, the geographic location of the property, and whether or not the underlying property is owner-occupied, among other inputs.

Next, we applied a loan loss severity assumption in the base case that was based on forecasts provided by several major MBS dealers. Due to ongoing uncertainty as to the timing of the decline and recovery of property values, the base case loss severity assumes that the peak projected loss severity from the MBS dealer projections is maintained in all future periods until the security is paid in full or defaults. We believe that this assumption is conservative as loss severity generally peaks as loans in the underlying pool age and then declines as the remaining loans perform and as housing prices appreciate over the long term.

The third assumption is the projected prepayment rate applied to performing loans due primarily to refinancing or property sales. Normally, a fast prepayment rate is beneficial to senior class security holders as the Bank’s priority positioning allows senior holders to receive cash flows before lower class bond holders. As the Bank generally holds senior securities, a slower prepayment rate represents a conservative or adverse assumption in that our position pays down more slowly, and as a result, the risk exposure due to underlying collateral defaults lasts longer. We used a prepayment curve that represented the slowest prepayment rate projections from among several major MBS dealer forecasts. We believe that this forecast reflects the conservative expectation that refinancing opportunities may be more limited in the near to medium term than in prior historical periods.

We tested the results of our loss modeling by applying loan-level detail from a sample of securities to a second third-party model that is designed to forecast default frequency and expected losses based on a variety of factors, such as the borrower’s credit score, the loan-to-value ratios, the geographic location of the property, and whether or not the underlying property is owner-occupied, among other inputs. This results of this testing supported the results of our loss modeling.

Under the base case scenario, we have projected no shortfalls of interest or principal on any of our investment securities, as of March 31, 2008. Additionally, as discussed in Item 3 – Quantitative and Qualitative Disclosures about Market Risk – Credit Risk - Investments, certain investment securities are insured by a third-party bond insurance company which guarantees timely payment of principal and interest on the security.

Given the analysis indicates that the Bank will timely receive all amounts due on these securities, we believe that the decline in MBS market values is a temporary impairment and we have not recorded any losses. While the results of our impairment analysis show no loss, if loan credit performance deteriorates beyond our forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, some of our securities could become impaired, which, given the severely depressed market values as of March 31, 2008, should they persist, could lead to significant impairment charges.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 157, Fair Value Measurements (SFAS 157). On September 15, 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair-value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair-value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•      Level 1 - quoted prices in active markets for identical assets or liabilities,

•      Level 2 - directly or indirectly observable inputs other than quoted prices, and

•      Level 3 - unobservable inputs.

SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair-value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank) and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Bank’s adoption of SFAS 157 on January 1, 2008, did not have a material impact on the Bank’s earnings or statement of condition.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159, which creates a fair-value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of condition. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank). Upon adoption of SFAS 159 on January 1, 2008, the Bank did not elect the fair-value option for any existing assets or liabilities, and therefore, there was no impact to the Bank’s earnings or statement of condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, (January 1, 2008, for the Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. The current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement. This policy remained in effect following the adoption of FSP FIN 39-1. At December 31, 2007, the Bank held cash collateral, including accrued interest from derivative counterparties totaling $61.2 million classified as deposits and accrued interest payable in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount was reclassified to derivative assets or derivative liabilities and did not have a material impact to our financial condition.

DIG Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23). On December 20, 2007, the FASB issued DIG E23, which amends paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. DIG E23 is effective for hedging relationships designated on or after January 1, 2008. The Bank’s adoption of DIG E23 on January 1, 2008, did not have a material impact on the Bank’s financial condition or results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161). On March 19, 2008, the FASB issued SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Bank), with early adoption allowed. The Bank has not yet determined the effect that the adoption of SFAS 61 will have on its financial statement disclosures.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed Changes to GSE Regulation

On May 8, 2008, the U.S. House of Representatives approved legislation designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation would eliminate the Finance Board and replace it with a new regulator overseeing the FHLBanks, Fannie Mae and Freddie Mac. The Bank is unable to predict whether the Senate will approve similar legislation and what form any legislation, if enacted, would take or what effect any legislation would ultimately have on the Finance Board or the FHLBanks.

Proposal to Treat Municipal Bonds Guaranteed by FHLBanks as Tax-Exempt Bonds.

On April 9, 2008, the U.S. House of Representatives’ Ways and Means Committee approved a broad housing tax bill that included a provision to temporarily allow municipal, industrial and other private activity bonds that are guaranteed by standby letters of credit by the FHLBanks to be eligible for treatment as tax-exempt bonds regardless of whether the bonds are used to finance housing programs. Currently, municipal bonds that are guaranteed by FHLBanks cannot qualify as tax-exempt bonds unless the bonds are used to finance housing programs. The House is expected to consider this legislation as part of a broader housing bill in May. The U.S. Senate is also expected to consider similar housing legislation in the near future, though it is unclear whether such legislation will include a similar FHLBank provision as in the House version. Ultimately, given the uncertain nature of the legislative process, it is not possible to predict the chances of this legislation being enacted.

Finance Board Authorizes Temporary Increase in Mortgage-Backed Securities Investment Authority.

On March 24, 2008, the Finance Board adopted a resolution that temporarily expands the authority of the FHLBanks to purchase MBS under certain conditions. The resolution allows the Bank to exceed the prior limit of three times capital for investments in MBS, collateralized mortgage obligations (CMO), real estate mortgage investment conduits (REMIC), and asset-backed securities (ABS), under certain circumstances. The resolution permits the Bank to make investments in excess of the prior limit in an amount equal to an additional three times capital. The incremental purchases are restricted to MBS issued by, or backed by pools of mortgages guaranteed by Freddie Mac or Fannie Mae, including CMO or REMIC backed by such MBS (GSE MBS). The new authority expires on March 31, 2010. However, the FHLBanks will not have to sell GSE MBS that are purchased under this authority at that time; an FHLBank will be permitted to hold those securities until they mature or the FHLBank chooses to sell them.

All mortgage loans underlying any GSE MBS purchased under this authority must be originated after January 1, 2008 and must be underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007.

In accordance with the resolution and a related Finance Board advisory bulletin, the Bank must notify the Finance Board’s Office of Supervision of its intention to exercise the new authority at least 10 business days in advance of its first commitment to purchase additional GSE MBS under the incremental authority. That notice must include a board approved strategy regarding the types of GSE MBS the Bank will acquire and the qualitative and quantitative standards the Bank will apply in connection with such purchases. The Bank’s notice is expected to address its strategy for funding those purchases and hedging the associated risks as well as identifying any changes to the Bank’s balance-sheet management, interest-rate-risk management, and capital-management policies and practices.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.2 trillion at both March 31, 2008, and December 31, 2007.

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

The Finance Board announced on October 10, 2007, that it had entered into a consensual cease and desist order with the FHLBank of Chicago which requires prior Finance Board approval for capital stock repurchases and redemptions, as well as payments of dividends. On April 7, 2008, the FHLBank of Chicago announced the termination of previously announced merger discussions with the FHLBank of Dallas. Following this announcement, S&P said that it has placed the FHLBank of Chicago’s credit ratings on review for possible downgrade.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank has a comprehensive risk-governance structure. The Bank’s Risk-Management Policy identifies seven major risk categories relevant to business activities:

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

•      Leverage risk is the risk that the capital of the Bank is not sufficient to support the level of assets. The risk results from the deterioration of the Bank’s capital base, a deterioration of the assets, or from overbooking assets. The Bank’s treasurer, under the direction of the chief financial officer, provides primary oversight of leverage activity.

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

Credit Risk

Credit Risk – Advances. The Bank endeavors to minimize credit risk on advances by monitoring the financial condition of its borrowing entities and by holding sufficient collateral to protect itself from losses. The Bank is prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral to secure the advance. The Bank has never experienced a credit loss on an advance.

The Bank closely monitors the financial condition of all members and nonmember borrowers by reviewing available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members’ regulatory examination reports. The Bank analyzes this information on a regular basis. Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-collateral status, or delivery-collateral status.

The Bank assigns members that it has determined are in good financial condition to blanket-lien status. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. In addition, the Bank established an advances borrowing limit of 50 percent of the member’s assets. This limit may be waived by the President of the Bank after considering factors such as, the member’s credit rating, collateral quality and earnings stability.  Members whose total advances exceed 50 percent of assets are placed in listing-collateral status or, if necessary, delivery-collateral status with the Bank. As of March 31, 2008, only Bank of America Rhode Island, N.A. had advances outstanding that exceeded 50 percent of its assets. Also, the Bank assigns members that it has determined are financially weak to delivery-collateral status as well as all insurance company members that have a nationally recognized statistical-rating organization (NRSRO) long-term debt rating lower than BBB-, insurance company members that do not have an NRSRO long-term debt rating, and all non-member borrowers. Additionally, housing associates are placed in delivery-collateral status.

The assignment of a member to a collateral status category reflects the Bank’s increasing level of control over the collateral pledged by the member as a member’s financial condition deteriorates. When the Bank classifies a member as being in blanket-lien status, the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in blanket-lien status must specifically list with the Bank all mortgage-loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage-loan collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank, the Bank’s approved safekeeping agent, or held by a member’s securities corporation. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank’s approved safekeeping agent.

The Bank’s agreements with its borrowers require each borrowing entity to pledge sufficient eligible collateral to the Bank to fully secure all outstanding extensions of credit, including cash advances, accrued interest receivable, standby letters of credit, MPF credit- enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the FHLBank Act. In accordance with the FHLBank Act, the Bank accepts the following assets as collateral:

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

In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, the Bank applies a discount to the book value or market value of pledged collateral to establish the lending value of the collateral to the Bank. Collateral that the Bank has determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The Bank has analyzed the discounts applied to all eligible collateral types and concluded that the current discounts are sufficient to fully secure the Bank against losses in the event of a borrower default.

The Bank generally requires all borrowing members to execute a security agreement that grants the Bank a blanket lien on substantially all assets of the member. The Bank perfects its security interest in these assets by filing a UCC financing statement in the appropriate jurisdiction. The Bank also requires that borrowing members in blanket-lien and listing-collateral status must submit to the Bank, on at least an annual basis, an audit opinion that confirms that the member is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank’s discretion, to submit such an audit opinion. Bank employees conduct on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank’s eligibility requirements. The Bank may conduct an on-site collateral review at any time.

The Bank’s agreements with borrowers allow the Bank, in its sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. The Bank also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. The Bank’s agreements with its borrower also afford the Bank the right, in its sole discretion, to declare any borrower to be in default if the Bank deems itself to be insecure.

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

Advances outstanding to members in blanket-lien status at March 31, 2008, totaled $34.1 billion. For these advances, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling $72.3 billion as of March 31, 2008. Of this total, $4.7 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.4 billion of securities are held by members’ securities corporations, and $9.4 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at March 31, 2008, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of March 31, 2008

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Collateral (1)	Ratio of Collateral to Advances

Listing-collateral status	19	$24,039,802	$25,265,792	105.1%
Delivery-collateral status	16	424,008	565,120	133.3

Total par value	35	$24,463,810	$25,830,912	105.6%

(1)   In accordance with the Bank’s collateral policies, qualified collateral includes only collateral that has not been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

The Bank allows members in blanket-lien status to pledge owner-occupied one- to four-family mortgage loans to the Bank under a blanket pledge without specific loan-level information. The Bank requires members in blanket-lien status to provide a listing of all other loan collateral pledged to the Bank. Members in listing-collateral status must provide a listing of all loan collateral that they pledge to the Bank. All securities pledged as collateral by all members must be delivered to the Bank or to a Bank-approved third-party custodian. Members in delivery-collateral status must deliver all loan and securities collateral to the Bank or a Bank-approved third-party custodian.

The Bank assigns members to blanket-lien status, listing-collateral status, and delivery-collateral status based on the Bank’s assessment of the financial condition of the member. The method by which a member pledges collateral is dependent upon the collateral status to which it is assigned based on its financial condition and on the type of collateral that the member pledges. For example, securities collateral pledged by a member that is in blanket-lien status based on its financial condition appears in the table below as being in collateral delivered to the Bank, since all securities collateral must be delivered to the Bank or to a Bank-approved third-party custodian. Based upon the method by which members pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that members have pledged to the Bank, net of the Bank’s collateral valuation discounts.

Collateral by Pledge Type

As of March 31, 2008

(dollars in thousands)

Amount of Collateral

Collateral pledged under blanket lien	$62,822,647
Collateral specifically listed and identified	7,834,017
Collateral delivered to the Bank	33,596,150

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk – Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A on an unsecured basis for terms of up to 270 days; most such placements expire within 90 days. Management actively monitors the credit quality of these counterparties. At March 31, 2008, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $7.5 billion to 29 counterparties and issuers, of which $2.4 billion was for overnight federal funds sold, and $5.1 billion was for other unsecured investments.

The Bank also invests in and is subject to secured credit risk related to MBS, ABS, and state and local housing-finance-agency obligations (HFA) that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated triple-A at the time of purchase. HFA bonds must carry a credit rating of double-A or higher as of the date of purchase.

Credit ratings on these investments as of March 31, 2008, are provided in the following table.

Credit Ratings of Investments at Book Value

As of March 31, 2008

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Unrated

Money-market instruments (2):
Interest-bearing deposits	$50	$1,785,000	$2,485,000	$—	$—
Federal funds sold	—	1,722,000	625,000	—	—

Investment securities:
U.S. agency obligations	49,747	—	—	—	—
U.S. government corporations	236,006	—	—	—	—
Government-sponsored enterprises	127,143	—	—	—	30,444
Supranational banks	403,618	—	—	—	—
State or local housing-finance-agency obligations (3)	170,516	119,096	—	—	—
MBS issued by government-sponsored enterprises	3,487,914	—	—	—	—
MBS issued by private trusts (4)	5,429,279	—	—	—	—
ABS backed by home-equity loans (5)	35,057	—	6,760	1,481	—

Total investments	$9,939,330	$3,626,096	$3,116,760	$1,481	$30,444

(1)	Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.
(2)	The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.
(3)

On April 4, 2008, four state housing-finance-agency bonds with March 31, 2008 book values of $44.9 million were downgraded by Fitch from AAA to AA following Fitch’s downgrade of MBIA Insurance Corporation, which has insured these bonds.

(4)

On April 24, 2008, one MBS with a March 31, 2008 book value of $38.5 million was downgraded by Moody’s from AAA to AA, and one MBS with a book value of $28.8 million was downgraded by Moody’s from AAA to A. Additionally, as of April 30, 2008, there were 39 triple-A rated MBS with March 31, 2008 book values of $1.4 billion on review for downgrade by at least one of the three major rating agencies.

(5)

As of April 30, 2008, there was one triple-A rated ABS with a March 31, 2008 book value of $2.4 million and three triple-B rated ABS with book values of $1.5 million on review for downgrade by at least one of the three major rating agencies.

Of the Bank’s $8.5 billion in par value of MBS and ABS investments at March 31, 2008, $5.2 billion in par value are private label securities backed by residential mortgage loans. Of this amount, $4.3 billion in par value are securities backed primarily by Alt-A loans, while $852.7 million in par value are backed primarily by prime loans. Only $37.9 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. The Bank does not hold any collateralized debt obligations.

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of March 31, 2008, are stratified by year of issuance of the security, including private label commercial mortgage-backed securities (CMBS).

Private-Label Mortgage- and Asset-Backed Securities

Par Values as of March 31, 2008

(dollars in thousands)

	Private-Label MBS			Home Equity ABS			Private-Label
Year of Securitization	Prime	Alt-A	Subprime	Prime	Alt-A	Subprime	CMBS

2007	$180,169	$1,148,646	$—	$—	$—	$—	$—
2006	128,952	1,911,057	—	—	—	—	—
2005	112,822	1,100,056	—	—	—	—	—
2004	122,757	90,547	—	—	—	6,760	—
2003 and Prior	302,566	24,600	—	5,413	—	31,125	314,519

Total	$847,266	$4,274,906	$—	$5,413	$—	$37,885	$314,519

In 2007 and 2008, delinquency and foreclosure rates for subprime and Alt-A mortgages increased significantly nationwide, a trend that has continued through the date of this report and appears likely to continue through 2008. Moreover, home prices have begun falling in many areas, increasing the likelihood and magnitude of losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by subprime and Alt-A mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

Prices of many of the Bank’s private-label MBS dropped dramatically during the three months ended March 31, 2008 as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid in late February and March 2008. The following graph demonstrates how average prices declined with respect to various asset classes in the Bank’s MBS portfolio during the first quarter of 2008:

As of April 30, 2008, $5.4 billion or 99 percent of the Bank’s private-label MBS and ABS are rated triple-A by at least two rating agencies, although $1.4 billion or 25.6 percent of these securities are on review for possible downgrade by at least one of the three major rating agencies. The securities attain these ratings through credit enhancement, which generally consists of over-collateralization and the subordination of the claims of other securities backed by the same pool of mortgages. We believe that the Bank has conservative investment standards to mitigate the credit risk associated with its MBS and ABS investments. In most cases, the credit protection for investments in MBS and ABS backed by less than prime mortgage loans exceeds that required to achieve a triple-A rating currently and at the time the investment was made. The Bank also closely monitors the performance of its securities and their associated support levels, and uses simulation tools to test the adequacy of credit protections under various foreclosure and loss severity scenarios. The Bank has conducted extensive stress testing on the MBS and ABS portfolio. The results of the stress testing indicate that due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS and ABS at this time.

Certain of the Bank’s investments in HFA bonds and MBS/ABS are insured by a third-party bond insurer. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The following table provides the credit ratings of these third-party bond insurers, along with the amount of investment securities outstanding as of March 31, 2008.

Investments Insured by Financial Guarantors

Book Values as of March 31, 2008

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody’s/S&P) As of April 30, 2008	HFA Bonds	MBS/ABS	Total Insured Investments

Ambac Assurance Corp	AA/Aaa/AAA	$30,584	$209,361	$239,945
Financial Security Assurance, Inc.	AAA/Aaa/AAA	127,771	61,825	189,596
MBIA Insurance Corp	AA/Aaa/AAA	54,167	17,816	71,983
XL Capital Assurance, Inc.	BB/A3/A-	—	6,760	6,760
Financial Guaranty Insurance Company	BBB/Baa3/BB	—	1,481	1,481

Total		$212,522	$297,243	$509,765

Credit Risk – Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $125,000 at both March 31, 2008, and December 31, 2007. As of March 31, 2008, nonaccrual loans amounted to $10.3 million and consisted of 116  loans out of a total of approximately 44,200 loans. The Bank places certain conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. The Bank had no charge-offs related to mortgage loans foreclosed upon during the three months ended March 31, 2008. The Bank had no recoveries during the three months ended March 31, 2008, from the resolution of loans previously charged off. The evaluation of the allowance for credit losses pertaining to mortgage loans is based on an analysis of the migration rate of delinquent conventional MPF loans to default, the expected loss severity on defaulted loans, and the risk-mitigating features of the MPF program.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancements in place of the PFI, as well as primary MI coverage on individual loans. As of March 31, 2008, the Bank was the beneficiary of primary MI coverage on $225.7 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance (SMI) coverage on mortgage pools with a total unpaid principal balance of $2.4 billion. Eight MI companies provide all of the coverage under these policies.

Subsequent to March 31, 2008, four of these MI companies were downgraded by at least one NRSRO, citing weaker than expected results for the fourth quarter of 2007 and the continued deterioration in key variables that influence claims for mortgage insurance. Specifically, S&P downgraded Mortgage Guaranty Insurance Corporation to single-A, PMI Mortgage Insurance Company to single-A+, and Radian Guaranty, Inc. to single-A. All three of these companies remain rated at AA- or higher by Moody’s and Fitch. Additionally, Triad Guaranty Insurance Corporation was downgraded by S&P to BBB, by Moody’s to Baa3, and by Fitch to BB. All four of these MI companies currently have a negative rating outlook or continue to be on negative watch by at least one NRSRO. These four mortgage-insurance companies rated lower than double-A are not eligible to write new SMI policies on master commitments or new primary MI policies on loans sold into the MPF program.

The Bank has analyzed its potential loss exposure to all of the mortgage-insurance companies and does not expect incremental losses due to these rating actions. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The following table shows mortgage-insurance companies as of March 31, 2008, with MI coverage greater than 10 percent of total MI coverage.

Mortgage-Insurance Companies with MI Coverage Greater than 10% of Total MI Coverage

As of March 31, 2008

(dollars in thousands)

Mortgage Insurance Company	Mortgage-Insurance Company Ratings (Fitch/Moody’s/S&P) As of April 30, 2008	Balance of Loans with Primary MI	Primary MI	SMI	MI Coverage	Percent of Total MI Coverage

Mortgage Guaranty Insurance Corporation	AA/A2/A	$65,567	$13,780	$5,592	$19,372	29.2%

United Guaranty Residential Insurance Corporation	AA+/Aa2/AA+	18,150	3,760	14,113	17,873	26.9

Genworth Mortgage Insurance Corporation	AA/Aa2/AA	58,630	12,932	—	12,932	19.5

All other MI companies		83,369	15,761	423	16,184	24.4

		$225,716	$46,233	$20,128	$66,361	100.0%

Credit Risk – Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The nonmember master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The non-member agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of March 31, 2008, the Bank had two derivative contracts outstanding with one member institution which involved no credit exposure since they were interest-rate options sold to the member. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of March 31, 2008.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of March 31, 2008
Interest-rate-exchange agreements: (1)
Double-A	$24,303,698	13	$66,775	$11,556
Single-A	9,295,282	5	7,336	7,336
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	33,608,980	19	74,111	18,892
Mortgage-loan-purchase commitments (3)	26,766	—	103	—

Total derivatives	$33,635,746	19	$74,214	$18,892

As of December 31, 2007
Interest-rate-exchange agreements: (1)
Double-A	$20,151,961	13	$65,016	$8,661
Single-A	8,957,057	5	2,002	2,002
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	29,119,018	19	67,018	10,663
Mortgage-loan-purchase commitments (3)	9,600	—	29	—

Total derivatives	$29,128,618	19	$67,047	$10,663

(1)   Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)   This represents two contracts with a member institution.

(3)   Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank’s members.

As of March 31, 2008, and December 31, 2007, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	March 31, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$5,044,908	15.0%
Credit Suisse First Boston International	3,579,810	10.7
Barclays Bank PLC	3,572,950	10.6
JP Morgan Chase Bank	3,425,405	10.2
Morgan Stanley Capital Services Inc	3,364,400	10.0

	December 31, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$4,010,358	13.8%
JP Morgan Chase Bank	3,772,555	13.0
Goldman Sachs Capital Markets LP	3,364,616	11.6
Morgan Stanley Capital Services Inc	3,204,350	11.0

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

Contingent Credit Risk– Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the underlying bond. All of the underlying bonds are triple-A-rated by at least two rating agencies. Total commitments for bond purchases were $501.5 million at March 31, 2008, of which $495.0 million were to one housing-finance agency and $458.5 million of the underlying bonds to this one housing-finance agency are guaranteed by a financial guarantor which has been put on negative watch by two rating agencies. The underlying rating of all of these guaranteed bonds remains triple-A. These liquidity facilities have never been drawn upon. However, due to current market conditions, there is an increased likelihood that they might be drawn upon in the future.

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

When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if the Bank invests in LIBOR-based floating-rate assets and funds those assets with short-term discount notes, potential compression in the spread between LIBOR and discount note rates could adversely affect the Bank’s net income.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At March 31, 2008, fixed-rate noncallable debt not hedged by interest-rate-exchange agreements amounted to $11.0 billion, compared with $11.2 billion at December 31, 2007. Fixed-rate callable debt not hedged by interest-rate-exchange agreements amounted to $3.1 billion and $3.7 billion at March 31, 2008, and December 31, 2007, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At March 31, 2008, and December 31, 2007, this portfolio had an amortized cost of $707.4 million and $707.7 million, respectively.

The Bank also manages the market and interest-rate risk in its MBS portfolio in several ways. For MBS classified as held-to-maturity, the Bank uses debt that matches the characteristics of the portfolio assets. For example, for floating-rate ABS, the Bank uses debt that reprices on a short-term basis, such as CO discount notes or bonds that are swapped to a LIBOR-based floating-rate. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, the Bank may use fixed-rate debt. For MBS that are classified as trading securities, the Bank uses interest-rate swaps to economically hedge the duration characteristics and interest-rate caps to economically hedge the option risk in these assets.

Mortgage Loans

The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank’s option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and noncallable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At March 31, 2008, the Bank had no receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of March 31, 2008, the Bank had no outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $20.0 billion, or 58.6 percent of the Bank’s total outstanding CO bonds at March 31, 2008, up from $17.8 billion, or 53.0 percent of total outstanding CO bonds, at December 31, 2007. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $700.0 million, or 1.6 percent of the Bank’s total outstanding CO discount notes, at March 31, 2008, which was largely unchanged from the Bank’s total outstanding CO discount notes at December 31, 2007. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s VaR calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is classified as trading securities. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2008, and December 31, 2007. The hedge designations “fair value” and “cash flow” represent the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

As of March 31, 2008

(dollars in thousands)

			SFAS 133
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$14,912,884	$(671,721)
	Swaps	Overall fair value	Economic	29,000	(1,534)
	Caps and floors	Overall fair value	Economic	176,300	558

Total associated with advances				15,118,184	(672,697)

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	964,686	(181,542)

Trading securities	Swaps	Overall fair value	Economic	146,500	(3,008)

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	17,339,610	211,579

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	5,324

Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				33,608,980	(640,344)

Mortgage delivery commitments (1)				26,766	69

Total derivatives				$33,635,746	(640,275)

Accrued interest					304,361
Cash collateral					(60,447)

Net derivatives					$(396,361)

Derivative asset					$74,214
Derivative liability					(470,575)

Net derivatives					$(396,361)

(1)   Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

Hedged Item and Hedge-Accounting Treatment

As of December 31, 2007

(dollars in thousands)

			SFAS 133
			Hedge	Notional	Estimated
Hedged Item	Derivative	Hedged Risk	Designation	Amount	Fair Value

Advances	Swaps	Benchmark interest rate	Fair value	$12,535,860	$(310,871)
	Swaps	Overall fair value	Economic	29,000	(756)
	Caps and floors	Overall fair value	Economic	409,800	586

Total associated with advances				12,974,660	(311,041)

Available-for-sale securities	Swaps	Benchmark interest rate	Fair value	936,031	(129,834)

Trading securities	Swaps	Overall fair value	Economic	126,500	(1,559)

Consolidated obligations	Swaps	Benchmark interest rate	Fair value	15,016,827	60,840
	Swaps	Overall fair value	Economic	25,000	(4)

Total associated with consolidated obligations				15,041,827	60,836

Deposits	Swaps	Benchmark interest rate	Fair value	20,000	4,410

Member intermediated	Caps and floors	Not applicable	Not applicable	20,000	—

Total				29,119,018	(377,188)

Mortgage delivery commitments (1)				9,600	27

Total derivatives				$29,128,618	(377,161)

Accrued interest					218,569
Cash collateral					(61,150)

Net derivatives					$(219,742)

Derivative asset					$67,047
Derivative liability					(286,789)

Net derivatives					$(219,742)

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

Market Value of Equity Estimation and Risk Limit. MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholders’ equity account, MVE represents the shareholder’s equity account in present-value terms. Specifically, the MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. The MVE, and in particular, the ratio of the MVE to the book value of equity (BVE), can be a indicator of future net income to the extent that it demonstrates the impact of prior interest rate movements on the capacity of the current balance sheet to generate net interest income. For example, a liability-sensitive bank that has a lower MVE following an increase in interest rates can be expected to earn less net interest income in the future, as the increase in interest rates would have reduced the market value of assets to a greater extent than the market value of liabilities. On the other hand, the MVE does not always provide an accurate indication of future net income. Even a bank with perfectly-matched asset and liability repricing characteristics might experience fluctuations in its MVE if the discount rates used to evaluate assets and liabilities change differentially due to basis risk. For example, if yields used to discount assets increase more rapidly than yields used to discount liabilities, MVE will decline, despite the fact that the change in interest rates does not affect yields on current balance sheet items. As another example, an entity whose debt securities decline in value due to credit concerns about the entity will show an increase in MVE if asset values do not fall by as much. Therefore, care must be taken to properly interpret the results of the MVE analysis.

The ratio of the MVE to the BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. At December 31, 2007, the Bank’s MVE was $3.3 billion and its book value of equity was $3.4 billion. At March 31, 2008, the Bank’s MVE had declined to $2.5 billion while its BVE had increased to $3.5 billion. Therefore, the Bank’s ratio of MVE to BVE was 70.9 percent at March 31, 2008, down sharply from 95.9 percent at December 31, 2007. The decline in this ratio is almost fully attributable to the decline in market values of the Bank’s MBS portfolio. In turn, the decline in the market values of the Bank’s MBS was attributable to investor concerns about credit risk associated primarily with private-label MBS that have experienced unprecedented high rates of loan delinquencies and foreclosures, which have been exacerbated by the illiquidity attending the ongoing credit crisis. As noted previously, management believes that this impairment is temporary at this time.

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

The table below presents the historical simulation VaR estimate as of March 31, 2008, and December 31, 2007, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	March 31, 2008		December 31, 2007
Confidence Level	% of MVE (1)	$ (million)	% of MVE (1)	$ (million)

50%	-0.01%	$(0.2)	-0.15%	$(4.8)
75%	0.96	23.9	0.85	28.0
95%	2.61	65.5	2.10	68.9
99%	3.50	87.8	3.42	112.1

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors decreased by $24.3 million to $87.8 million as of March 31, 2008, from $112.1 million as of December 31, 2007. The primary driver behind the decrease in VaR from December 31, 2007, was a lower market-rate environment experienced at March 31, 2008, from the prior yearend. Commencing in September 2007, the Federal Reserve Board of Governors sought to address perceived liquidity and recessionary concerns by lowering the targeted Fed funds rate; the target was lowered 100 basis points between September and December 2007 and a further 200 basis points during the three months ended March 31, 2008. In turn, other market rates moved lower as well, as three-month LIBOR was 201 basis points lower, the two-year swap rate 139 basis points lower, and the 10-year swap rate was 60 basis points lower at March 31, 2008, than at December 31, 2007. VaR incorporates the impact of changes in market rates and volatility on the value of the Bank’s assets, liabilities, and derivative positions, and does not include further potential price deterioration that is due to market illiquidity and is independent of rate changes.

While we seek to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank’s MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A positive duration of equity indicates that the Bank’s MVE appreciates in declining rate scenarios, and the converse holds true for rising rate environments. As of March 31, 2008, the Bank’s duration of equity was 0.25 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate rising rate environments.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for March 31, 2008, showed that in the worst-case scenario, the Bank’s return on equity would fall to 74 basis points above the average yield on three-month LIBOR under a steeper yield curve scenario wherein interest rates instantaneously rise by 300 basis points.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of March 31, 2008.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$1,384,527	$4,723,070	$1,607,678
Less: Contractual uses of funds	(5,289,118)	(10,574,535)	(7,932,198)
Equals: Net cash flow	(3,904,591)	(5,851,465)	(6,324,520)

Less: Cumulative contingent obligations	(15,959,651)	(23,133,153)	(29,189,547)
Equals: Net structural liquidity	(19,864,242)	(28,984,618)	(35,514,067)

Available borrowing capacity	$27,279,944	$34,827,627	$40,851,633

Ratio of available borrowing capacity to net structural liquidity need	1.37	1.20	1.15
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to CO debt issuance. As of March 31, 2008, and December 31, 2007, the Bank held a surplus of $8.2 billion and $9.8 billion, respectively, of liquidity (exclusive of access to CO debt issuance) within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments that can provide a ready source of liquidity during stressed market conditions. As of March 31, 2008, the Bank’s contingency liquidity, as measured in accordance with Finance Board regulations, was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$7,377,043
Less: contractual uses of funds	(10,233,513)
Equals: net cash flow	(2,856,470)

Contingency borrowing capacity (exclusive of CO debt issuance)	11,055,190

Net contingency borrowing capacity	$8,198,720

Additional information regarding liquidity is provided in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times total capital in an amount equal to at least 4.0 percent of total assets and a leverage ratio in an amount equal to at least 5.0 percent of total assets. In order to balance the need to maintain compliance with these regulatory requirements against the need to adequately lever shareholder equity to provide an efficient return to shareholders, the Bank maintains its ratio of total capital to total assets between 4.0 percent and 5.5 percent measured at the end of each calendar month. Leverage limits are included in the Banks board-approved risk-management policy and ratios are reported to the board of directors monthly.

Business Risk

Management’s strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, projections, and the Bank’s external environment; and developing contingency plans where appropriate. The Bank’s risk-assessment process also considers business risk, where appropriate, for each of the Bank’s major business activities.

Operational Risk

The Bank has instituted policies and procedures to mitigate operational risks. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls to ensure that responsibilities are adequately segregated and that the activities of the Bank are appropriately monitored and reported to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. Additionally, the Bank’s Operational Risk Committee oversees the Bank’s exposure to operational risk and reviews the following: new products, new processes, annual risk assessments, exceptions and related reports, new regulations affecting products and operations, and staff turnover. The Bank’s Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank’s adherence to established policies and procedures. However, some operational risks are beyond the Bank’s control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

Disaster-Recovery/Business Continuity Provisions. The Bank maintains a disaster-recovery site in Westborough, Massachusetts to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term liquidity advances in the event that both of the Massachusetts facilities are inoperable. In the event that the FHLBank of Topeka’s facilities are inoperable, the Bank will provide short-term liquidity advances to their members.

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

Internal Control Over Financial Reporting

During the first quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A.              Risk Factors

There are no material changes for the risk factors as previously disclosed in the Bank’s Form 10-K for the year ended December 31, 2007, as filed with the Securities Exchange Commission on March 20, 2008.

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

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

May 12, 2008	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2008	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)