Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Boston
filed 2008-11-12
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2008
Class B Stock, par value $100	37,688,430

Federal Home Loan Bank of Boston

Form 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$109,283	$6,823
Interest-bearing deposits in banks	110	50
Securities purchased under agreements to resell	—	500,000
Federal funds sold	4,241,000	2,908,000
Investments:
Trading securities	77,803	112,869
Available-for-sale securities – includes $153,697 and $88,844 pledged as collateral at September 30, 2008, and December 31, 2007, respectively, that may be repledged	1,100,900	1,063,759
Held-to-maturity securities – includes $15,273 pledged as collateral at September 30, 2008 that may be repledged (a)	11,111,272	13,277,881
Advances	63,787,274	55,679,740
Mortgage loans held for portfolio, net of allowance for credit losses of $225 and $125 at September 30, 2008, and December 31, 2007	4,051,173	4,091,314
Accrued interest receivable	298,786	457,407
Premises, software, and equipment, net	5,477	6,349
Derivative assets	12,137	67,047
Other assets	40,185	29,099

Total Assets	$84,835,400	$78,200,338

LIABILITIES
Deposits:
Interest-bearing	$1,203,969	$707,056
Non-interest-bearing	7,877	6,070
Total deposits	1,211,846	713,126

Consolidated obligations, net:
Bonds	35,296,741	30,421,987
Discount notes	43,656,858	42,988,169
Total consolidated obligations, net	78,953,599	73,410,156

Mandatorily redeemable capital stock	93,175	31,808
Accrued interest payable	312,741	280,452
Affordable Housing Program (AHP)	57,120	48,451
Payable to Resolution Funding Corporation (REFCorp)	12,433	16,318
Derivative liabilities	366,997	286,789
Other liabilities	32,080	25,724

Total liabilities	81,039,991	74,812,824
Commitments and contingencies (Note 16)

CAPITAL
Capital stock – Class B – putable ($100 par value), 35,662 shares and 31,638 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	3,566,192	3,163,793
Retained earnings	276,757	225,922
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(44,107)	(89)
Net unrealized (loss) gain relating to hedging activities	(160)	558
Pension and postretirement benefits	(3,273)	(2,670)

Total capital	3,795,409	3,387,514

Total Liabilities and Capital	$84,835,400	$78,200,338

(a)          Fair values of held-to-maturity securities were $9,757,490 and $13,117,631 at September 30, 2008, and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Advances	$464,467	$573,073	$1,526,730	$1,570,948
Prepayment fees on advances, net	162	479	4,652	2,964
Interest-bearing deposits in banks	1	1	2	2
Securities purchased under agreements to resell	175	8,409	10,636	53,251
Federal funds sold	4,453	67,696	27,706	172,918
Investments:
Trading securities	1,114	1,854	3,987	5,860
Available-for-sale securities	6,647	11,337	23,495	34,874
Held-to-maturity securities	107,030	129,929	357,915	362,789
Prepayment fees on investments	1,762	205	3,843	2,865
Mortgage loans held for portfolio	51,893	53,522	155,775	164,769
Total interest income	637,704	846,505	2,114,741	2,371,240

INTEREST EXPENSE
Consolidated obligations:
Bonds	301,387	462,120	908,919	1,329,052
Discount notes	247,081	298,799	922,699	791,699
Deposits	4,353	10,714	16,251	32,849
Mandatorily redeemable capital stock	437	468	1,072	904
Other borrowings	296	68	653	117
Total interest expense	553,554	772,169	1,849,594	2,154,621

NET INTEREST INCOME	84,150	74,336	265,147	216,619

Provision for (reduction of) credit losses	100	—	100	(9)

NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	84,050	74,336	265,047	216,628

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	—	(2,699)	(641)
Service fees	1,042	1,108	3,649	3,111
Net unrealized (losses) gains on trading securities	(177)	191	(789)	(668)
Net (losses) gains on derivatives and hedging activities	(2,826)	5,508	(6,995)	2,525
Realized loss from sale of available-for-sale securities	(80)	—	(80)	—
Realized loss from sale of held-to-maturity securities	(52)	—	(52)	—
Other	19	60	82	71
Total other (loss) income	(2,074)	6,867	(6,884)	4,398

OTHER EXPENSE
Operating	12,885	11,547	38,445	35,161
Finance Board, Finance Agency, and Office of Finance	1,052	936	3,217	2,900
Other	276	280	817	817
Total other expense	14,213	12,763	42,479	38,878

INCOME BEFORE ASSESSMENTS	67,763	68,440	215,684	182,148

AHP	5,576	5,635	17,716	14,962
REFCorp	12,438	12,561	39,594	33,437
Total assessments	18,014	18,196	57,310	48,399

NET INCOME	$49,749	$50,244	$158,374	$133,749

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, JUNE 30, 2007	24,277	$2,427,656	$192,346	$8,271	$2,628,273

Proceeds from sale of capital stock	6,478	647,835			647,835
Repurchase/redemption of capital stock	(3)	(311)			(311)
Reclassification of shares to mandatorily redeemable capital stock	(250)	(25,000)			(25,000)
Comprehensive income:
Net income			50,244		50,244
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(576)	(576)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(320)	(320)
Pension and postretirement benefits				(215)	(215)
Total comprehensive income					49,133
Cash dividends on capital stock (6.50%) (1)			(38,958)		(38,958)

BALANCE, SEPTEMBER 30, 2007	30,502	$3,050,180	$203,632	$7,160	$3,260,972

BALANCE, JUNE 30, 2008	33,804	$3,380,380	$252,464	$(28,006)	$3,604,838

Proceeds from sale of capital stock	3,374	337,368			337,368
Repurchase/redemption of capital stock	(1,516)	(151,556)			(151,556)
Comprehensive income:
Net income			49,749		49,749
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(19,223)	(19,223)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(190)	(190)
Pension and postretirement benefits				(201)	(201)
Total comprehensive income					30,215
Cash dividends on capital stock (3.05%) (1)			(25,456)		(25,456)

BALANCE, SEPTEMBER 30, 2008	35,662	$3,566,192	$276,757	$(47,540)	$3,795,409

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2006	23,425	$2,342,517	$187,304	$2,693	$2,532,514

Proceeds from sale of capital stock	8,363	836,328			836,328
Repurchase/redemption of capital stock	(951)	(95,114)			(95,114)
Reclassification of shares to mandatorily redeemable capital stock	(335)	(33,551)			(33,551)
Comprehensive income:
Net income			133,749		133,749
Other comprehensive income:
Net unrealized gains on available-for-sale securities				6,122	6,122
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,009)	(1,009)
Pension and postretirement benefits				(646)	(646)
Total comprehensive income					138,216
Cash dividends on capital stock (6.45%) (1)			(117,421)		(117,421)

BALANCE, SEPTEMBER 30, 2007	30,502	$3,050,180	$203,632	$7,160	$3,260,972

BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514

Proceeds from sale of capital stock	6,447	644,692			644,692
Repurchase/redemption of capital stock	(1,545)	(154,505)			(154,505)
Reclassification of shares to mandatorily redeemable capital stock	(878)	(87,788)			(87,788)
Comprehensive income:
Net income			158,374		158,374
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(44,098)	(44,098)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(718)	(718)
Pension and postretirement benefits				(603)	(603)
Total comprehensive income					113,035
Cash dividends on capital stock (4.35%) (1)			(107,539)		(107,539)

BALANCE, SEPTEMBER 30, 2008	35,662	$3,566,192	$276,757	$(47,540)	$3,795,409

(1)          Dividend rate is annualized.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES

Net income	$158,374	$133,749

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(128,644)	111,436
Provision for (Reduction of) credit losses on mortgage loans	100	(9)
Change in net fair-value adjustments on derivatives and hedging activities	(12,814)	(4,352)
Other adjustments	2,625	558
Realized loss from sale of available-for-sale securities	80	—
Realized loss from sale of held-to-maturity securities	52	—
Net change in:
Market value of trading securities	789	668
Accrued interest receivable	158,621	(44,436)
Other assets	(8,129)	(3,260)
Net derivative accrued interest	(22,448)	(107,025)
Accrued interest payable	32,204	45,769
Other liabilities	2,601	6,885

Total adjustments	25,037	6,234
Net cash provided by operating activities	183,411	139,983

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits in banks	(60)	—
Securities purchased under agreements to resell	500,000	3,250,000
Federal funds sold	(1,333,000)	(643,500)
Premises, software, and equipment	(618)	(1,170)
Trading securities:
Proceeds	34,277	31,499
Available-for-sale securities:
Proceeds from maturity	—	45,875
Proceeds from sales	2,740	—
Purchases	(58,740)	—
Held-to-maturity securities:
Net decrease (increase) in short-term	3,756,000	(1,842,000)
Proceeds from maturity	1,847,143	1,847,464
Proceeds from sales	5,648	—
Purchases	(3,430,498)	(2,387,614)
Advances to members:
Proceeds	773,368,326	410,246,829
Disbursements	(781,455,034)	(429,123,673)
Mortgage loans held for portfolio:
Proceeds	439,116	461,994
Purchases	(407,730)	(117,396)
Proceeds from sale of foreclosed assets	3,528	2,439

Net cash used in investing activities	(6,728,902)	(18,229,253)

FINANCING ACTIVITIES

Net change in deposits	530,190	(93,730)
Net proceeds on derivative contracts with financing elements	37,929	—
Net proceeds from issuance of consolidated obligations:
Discount notes	1,069,225,755	683,243,288
Bonds	21,683,731	17,209,040
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,068,403,386)	(664,139,254)
Bonds	(16,782,494)	(18,738,746)
Proceeds from issuance of capital stock	644,692	836,328
Payments for redemption of mandatorily redeemable capital stock	(26,421)	(16,617)
Payments for repurchase/redemption of capital stock	(154,505)	(95,114)
Cash dividends paid	(107,540)	(117,641)

Net cash provided by financing activities	6,647,951	18,087,554

Net increase (decrease) in cash and cash equivalents	102,460	(1,716)

Cash and cash equivalents at beginning of the year	6,823	8,197

Cash and cash equivalents at period end	$109,283	$6,481

Supplemental disclosures:
Interest paid	$2,003,044	$2,102,687
AHP payments	$8,213	$8,629
REFCorp assessments paid	$43,478	$34,151
Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$4,467	$3,125

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Background Information

The Federal Home Loan Bank of Boston (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation except real property taxes and is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, low-cost source of funds to its member institutions and eligible housing associates in the six New England states, which are Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, and Connecticut. Certain regulated financial institutions and insurance companies organized in one or more of the New England states and engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (HERA), the newly-established, independent Federal Housing Finance Agency (Finance Agency) became the new regulator of the FHLBanks, effective July 30, 2008. All existing regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded. The Finance Board will be abolished one year after the date of enactment of HERA.

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the Bank’s audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certificates of Deposit. During the third quarter of 2008, on a retrospective basis, the Bank reclassified investments in certain certificates of deposit, previously reported as interest-bearing deposits in banks, as held-to-maturity securities in the statements of condition and income based on the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets or net interest income and net income. Certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits in banks on the statements of condition and income.

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation, as described above and in Note 2 below.

Note 2 – Recently Issued Accounting Standards and Interpretations

Effective January 1, 2008, the Bank adopted SFAS No. 157, Fair Value Measurements (SFAS 157, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair-value measurements. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. The effect of adopting SFAS 157 was immaterial to the Bank’s financial condition at January 1, 2008. Upon the adoption of SFAS 159, the Bank did not elect to record any additional financial assets and liabilities at fair value at January 1, 2008. For additional information on the fair value of certain financial assets and financial liabilities, see Note 15 - Estimated Fair Values.

FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3).On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-3, which clarifies the application of SFAS 157 to a financial asset when the market for that asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset in such circumstances. FSP FAS 157-3 is effective upon issuance and has retroactive application for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), paragraph 19). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Bank’s adoption of FSP FAS 157-3 upon its issuance on October 10, 2008 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. The decision whether to offset such fair-value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 became effective on January 1, 2008. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair-value amounts recognized for derivative instruments under master-netting arrangements. The previous and current accounting policy of the Bank is to offset derivative instruments of the same counterparty under a master-netting arrangement. At December 31, 2007, the Bank held cash collateral, including accrued interest, from derivative counterparties totaling $61.2 million, classified as deposits and accrued interest payable in the statement of condition. Upon adoption of FSP FIN 39-1 on January 1, 2008, this amount was reclassified to derivative assets or derivative liabilities and the Bank does not consider this to have had a material impact on its financial condition. Because FSP FIN 39-1 is retroactive, we have revised the December 31, 2007, statement of condition as if FSP FIN 39-1 had been in effect on that date. As a result of this revision, we recorded the following changes to the statement of condition as of December 31, 2007 (dollars in thousands):

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

EITF Issue No. 08-5. On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Bank). The Bank does not believe the adoption of EITF 08-5 will have a material effect on its financial condition, results of operations or cash flows.

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4), FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5,57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). FSP FAS 133-1 and FIN 45-4 also amends FAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. While the Bank does not currently enter into credit derivatives, it does however have guarantees, the FHLBanks’ joint and several liability on consolidated obligations and letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the Bank). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the Bank). The Bank has determined that the adoption of FSP FAS 133-1 and FIN 45-4 might result in increased financial statement disclosures.

Cash Flows from Trading Securities. SFAS 159 amends SFAS No. 95, Statement of Cash Flows (as amended) (SFAS 95), and SFAS 115, to specify that cash flows from trading securities (which include securities for which an entity has elected the fair-value option) should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this statement, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities.

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

Note 3 – Trading Securities

Major Security Types. Trading securities as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Mortgage-backed securities
U.S. government guaranteed	$27,912	$32,827
Government-sponsored enterprises	37,982	47,754
Other	11,909	32,288

Total	$77,803	$112,869

Net losses on trading securities for the nine months ended September 30, 2008 and 2007, consist of a change in net unrealized holding losses of $789,000 and $668,000 for securities held on September 30, 2008 and 2007, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 4 – Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2008, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

Supranational banks	$350,075	$55,308	$—	$(12,221)	$393,162
U.S. government corporations	213,339	33,131	—	(16,348)	230,122
Government-sponsored enterprises	143,546	16,757	31	(8,426)	151,908
State or local housing-finance-agency obligations	28,189	—	—	—	28,189
	735,149	105,196	31	(36,995)	803,381

Mortgage-backed securities
Government-sponsored enterprises	296,357	8,305	—	(7,143)	297,519

Total	$1,031,506	$113,501	$31	$(44,138)	$1,100,900

Available-for-sale securities as of December 31, 2007, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Income
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

Supranational banks	$350,603	$44,075	$1,964	$(301)	$396,341
U.S. government corporations	213,485	21,715	2,004	—	237,204
Government-sponsored enterprises	143,586	12,635	424	(581)	156,064
	707,674	78,425	4,392	(882)	789,609

Mortgage-backed securities
Government-sponsored enterprises	269,248	8,501	—	(3,599)	274,150

Total	$976,922	$86,926	$4,392	$(4,481)	$1,063,759

During the nine months ended September 30, 2008, the Bank purchased $28.2 million of bonds under standby-bond-purchase agreements. Under the conditions specified in the standby-bond-purchase agreements, the state-housing authority has authorized a remarketing agent to continue to pursue a resale of these bonds to a new investor. If an investor cannot be found after 60 days, the state-housing authority will be obligated to repurchase the bonds from the Bank according to a term-out period of two years or upon the effective date of any event of default or the relevant commitment expiry date. There were no purchases of bonds under standby-bond-purchase agreements for the year ended December 31, 2007.

The following table summarizes available-for-sale securities with unrealized losses as of September 30, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Supranational banks	$393,162	$(12,221)	$—	$—	$393,162	$(12,221)
U.S. government corporations	230,122	(16,348)	—	—	230,122	(16,348)
Government-sponsored enterprises	65,087	(2,076)	56,860	(6,350)	121,947	(8,426)
	688,371	(30,645)	56,860	(6,350)	745,231	(36,995)

Mortgage-backed securities
Government-sponsored enterprises	297,519	(7,143)	—	—	297,519	(7,143)

Total temporarily impaired	$985,890	$(37,788)	$56,860	$(6,350)	$1,042,750	$(44,138)

Impairment Analysis on Available-for-Sale Securities. Management has evaluated the available-for-sale investment securities portfolio and has concluded that no securities were other-than-temporarily impaired as of September 30, 2008.

Non-Mortgage-Backed Securities. Management believes that the unrealized loss on non-mortgage-backed securities is the result of the current interest-rate environment, elevated investor yield requirements arising from perceived credit risk, and illiquidity in the credit markets. Investments in government-sponsored enterprise (GSE) securities, specifically debentures issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), were negatively impacted by investor credit concerns during most of the nine months ended September 30, 2008. However, the United States Department of the Treasury’s (U.S. Treasury) purchase of $1 billion in senior preferred stock in each of Fannie Mae and Freddie Mac and the placement of these two GSEs under regulatory conservatorship on September 7, 2008, may provide some support to the Bank’s investments in senior debt non-mortgage backed securities issued by those entities. The Bank does not own any subordinated debt or preferred stock issued by Fannie Mae or Freddie. Management has reviewed these available-for-sale securities and has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Mortgage-Backed Securities. Management believes that the unrealized losses on the Bank’s investment in mortgage-backed securities (MBS) are the result of the current interest-rate environment, elevated investor yield requirements arising from perceived credit risk, and illiquidity in the credit markets. All of these MBS are issued and guaranteed by a GSE. Investments in GSE-issued MBS, specifically Fannie Mae and Freddie Mac, were impacted by investor credit concerns during most of the nine months ending September 30, 2008. However, the U.S. Treasury’s purchase of $1 billion in senior preferred stock in each of Fannie Mae and Freddie Mac and the placement of these two GSEs under regulatory conservatorship on September 7, 2008, may provide some support to the Bank’s investments in MBS issued by those entities. Management has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is largely attributable to illiquidity in the credit markets and not solely to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

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

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2008, and December 31, 2007, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$54,892	$55,102	$29,913	$30,315
Due after one year through five years	28,189	28,189	24,984	25,206
Due after five years through 10 years	—	—	—	—
Due after 10 years	652,068	720,090	652,777	734,088
	735,149	803,381	707,674	789,609

Mortgage-backed securities	296,357	297,519	269,248	274,150

Total	$1,031,506	$1,100,900	$976,922	$1,063,759

As of September 30, 2008, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $41.3 million. Of that amount, $40.1 million relate to non-MBS and $1.2 million relate to MBS. As of December 31, 2007, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $40.9 million. Of that amount, all but $32,000 relate to non-MBS.

Loss on Sale. During the third quarter of 2008, the Bank sold available-for-sale MBS with a carrying value of $2.7 million and recognized a loss of $80,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman Brothers Special Financing, Inc. (Lehman) on out-of-the-money derivative transactions. On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank’s derivative transactions with Lehman, and in connection with those terminations, the Bank requested a return of the related collateral from Lehman. However, Lehman did not honor this request. Accordingly, the Bank netted the value of the collateral with the amounts due to Lehman on those outstanding derivative transactions. See Note 8 – Derivative and Hedging Activities for additional information regarding the derivative transactions and Note 5 – Held to Maturity Securities for information regarding other securities affected by this event. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale does not impact the Bank’s ability and intent to hold remaining available-for-sale securities that are in an unrealized loss position through to a recovery of fair value, which may be maturity. The Bank did not have any other sales of available-for-sale investment securities during the nine months ended September 30, 2008 and 2007.

Note 5 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Certificates of deposit	$1,574,000	$190	$(181)	$1,574,009
U.S. agency obligations	43,813	805	—	44,618
State or local housing-finance-agency obligations	278,279	1,312	(24,026)	255,565
	1,896,092	2,307	(24,207)	1,874,192

Mortgage-backed securities
U.S. government guaranteed	12,316	573	(14)	12,875
Government-sponsored enterprises	4,596,018	13,751	(41,892)	4,567,877
Other	4,606,846	10	(1,304,310)	3,302,546
	9,215,180	14,334	(1,346,216)	7,883,298

Total	$11,111,272	$16,641	$(1,370,423)	$9,757,490

Held-to-maturity securities as of December 31, 2007, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Certificates of deposit	$5,330,000	$2,096	$—	$5,332,096
U.S. agency obligations	51,634	1,831	—	53,465
State or local housing-finance-agency obligations	299,653	2,396	(14,821)	287,228
	5,681,287	6,323	(14,821)	5,672,789

Mortgage-backed securities
U.S. government guaranteed	13,661	636	—	14,297
Government-sponsored enterprises	1,658,407	26,305	(2,342)	1,682,370
Other	5,924,526	2,789	(179,140)	5,748,175
	7,596,594	29,730	(181,482)	7,444,842

Total	$13,277,881	$36,053	$(196,303)	$13,117,631

The following table summarizes held-to-maturity securities with unrealized losses as of September 30, 2008 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Certificates of deposit	$483,820	$(181)	$—	$—	$483,820	$(181)
State or local housing-finance-agency obligations	35,007	(473)	179,647	(23,553)	214,654	(24,026)
	518,827	(654)	179,647	(23,553)	698,474	(24,207)

Mortgage-backed securities
U.S. government guaranteed	1,448	(14)	—	—	1,448	(14)
Government-sponsored enterprises	3,169,902	(40,089)	49,319	(1,803)	3,219,221	(41,892)
Other	727,529	(230,505)	2,568,618	(1,073,805)	3,296,147	(1,304,310)
	3,898,879	(270,608)	2,617,937	(1,075,608)	6,516,816	(1,346,216)

Total temporarily impaired	$4,417,706	$(271,262)	$2,797,584	$(1,099,161)	$7,215,290	$(1,370,423)

Impairment Analysis on Held-to-Maturity Securities. The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on loans underlying MBS, poses risks to the Bank with respect to the ultimate collection of principal and interest due on its private label collateralized mortgage obligation holdings. While the resultant illiquidity in the capital markets due to the turmoil in housing credit has been the principal driver behind the decline in the fair value of the Bank’s private label collateralized mortgage obligation securities since December 31, 2007, the Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other than temporary.

State or Local Housing-Finance-Agency Obligations. Management has reviewed its investments in state or local housing-finance-agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Mortgage-Backed Securities. The Bank invests in high-quality securities, which must be rated the highest long-term debt rating at the time of purchase. Each of the securities contains one or more of the following forms of credit protection:

•                  Guarantee of principal and interest – The issuer guarantees the timely payment of principal and interest.

•                  Excess spread – The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS note. The spread differential may be used to offset any losses that may be realized.

•                  Overcollateralization – The total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

•                  Subordination – The structure of classes of the security, where subordinated classes absorb any credit losses before the senior classes.

•                  Insurance wrap – A third-party bond insurance company guarantees payment of principal and interest to certain classes of the security.

Credit safeguards for the Bank’s MBS consist of either guarantee of principal and interest in the case of U.S. government-guaranteed MBS and GSE MBS, or credit enhancement for residential MBS issued by entities other than GSEs (private label MBS). Credit enhancements for private label MBS primarily consist of overcollateralization and senior-subordinated shifting interest features; the latter results in the prioritization of payments to senior classes over junior classes. For its investments in MBS, the Bank solely invests in senior classes of GSE and private label MBS.

The Bank has higher exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosure and high losses on the sale of foreclosed properties. With respect to its GSE MBS holdings, the Bank has concluded that despite the ongoing deterioration in the nation’s housing markets, the guarantee of principal and interest on the Bank’s GSE MBS by Fannie Mae and Freddie Mac is still assured, and therefore the securities are not other-than-temporarily impaired. This position is further bolstered by the equity investments of up to $100 billion for each of Fannie Mae and Freddie Mac that have been pledged in conjunction with the conservatorship of these two GSEs. No U.S. government-guaranteed or GSE MBS is considered by the Bank to be other-than-temporarily impaired at September 30, 2008.

Since the surety of the Bank’s private label MBS holdings relies on credit enhancements and the quality and performance of the underlying loan collateral, the Bank tests these MBS investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of its analysis of private label MBS, the Bank employs a third-party model to project expected loan collateral losses and the lifetime cash flows that would be passed through to its MBS investments. This third-party model evaluates individual loans within a security based on borrower credit qualities and sensitivity of these borrowers to changes in external market conditions, such as forward interest rates and housing-price changes. These factors are used by the third-party model to derive resultant voluntary and involuntary prepayments and attendant loss severities as the basis of collateral loss projections.

After underlying loan collateral cash flows are modeled, the Bank determines whether each security’s credit support structure is sufficient to absorb projected principal losses and interest shortfall, if any. A second third-party model is used to monitor the sufficiency of each security’s credit support structure to fully return the Bank’s original investment plus accrued interest. Based on the loan collateral loss forecast, the Bank creates a default projection that is unique for each security that takes into account the vintage, collateral type, and historical default experience of the particular MBS. Loss severities, also known as losses given default (LGD), are modeled in order to project the actual loss to individual loans after defaults occur, based on projected realized value net of servicing costs. The Bank uses consensus economic forecasts to determine degree and timing of continuing housing-price depreciation, and constructs LGD projections that account for severities to date and projected ongoing housing-price deterioration. In addition, the LGD projections incorporate collateral type and vintage to refine loss assumptions further. The Bank uses voluntary prepayment speeds that are derived from a consensus of research opinions from major MBS dealers to model the impact of prepayments to its MBS holdings’ senior class position within the respective deal structures. Generally, faster voluntary prepayments benefit the Bank as principal and interest are first applied towards the senior classes the Bank owns prior to application to subordinated classes, which the Bank does not own, allowing the Bank’s holdings to be paid off before subordinated classes are eroded to a point wherein the subordinated classes cannot absorb collateral losses. These factors are modeled through the third-party model to determine the sufficiency of credit support to absorb the expected cash flows. The third-party model applies the collateral cash flows to the deal structure waterfalls, applying shifting interest triggers where applicable. For those securities whose performance is further enhanced by third-party financial guarantors, the third-party model incorporates that credit enhancement into its analysis.

Under the base-case scenario described above, the Bank’s private-label MBS may show a projected loss of principal and interest, from which the Bank will determine whether or not those securities are other-than-temporarily impaired. As of September 30, 2008, five securities demonstrated base case principal and/or interest shortfalls that were less than or equal to 0.06 percent of the outstanding principal amount of each security, which the Bank viewed to be primarily reflective of the unusually high LIBOR rate levels observed as of the date. The elevated LIBOR levels projected by the model as of September 30, 2008 caused a significant reduction of projected excess spread, which serves as a form of loss protection, from the affected securities. We believe that the spike in LIBOR that occurred between mid-September and the end of October 2008 was temporary and abnormal. Since that time, LIBOR has returned to levels that are a better indication of our expected trend.

 If loan credit performance of the Bank’s private-label MBS portfolio deteriorates beyond the forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, some of the Bank’s securities could become impaired, which, in the event that the severely depressed market values as of September 30, 2008, persist, could lead to a significant impairment charge. If it is determined that an impairment is other than temporary, then an impairment loss will be recognized in earnings equal to the entire difference between the investment’s then current carrying amount and its fair value. The fair value of the investment would then become the new cost basis of the investment. In periods subsequent to the recognition of an other-than-temporary impairment loss, the Bank would account for the other-than-temporarily impaired debt security as if the debt security had been purchased on the measurement date of the other-than-temporary impairment. The resulting discount or reduced premium recorded for the debt security, based on the new cost basis, would be amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows.

Since the severely depressed market value is attributable to elevated investor yield requirements arising from perceived credit risk and illiquidity in the credit markets, as opposed to the magnitude of potential losses under even severely-deteriorating loan performance scenarios, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider its investments in private label MBS to be other-than-temporarily impaired at September 30, 2008.

The following table summarizes held-to-maturity securities with unrealized losses as of December 31, 2007 (dollars in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2008, and December 31, 2007, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$1,574,000	$1,574,009	$5,331,020	$5,333,135
Due after one year through five years	6,651	6,850	7,793	8,099
Due after five years through 10 years	35,178	35,077	3,743	3,927
Due after 10 years	280,263	258,256	338,731	327,628
	1,896,092	1,874,192	5,681,287	5,672,789

Mortgage-backed securities	9,215,180	7,883,298	7,596,594	7,444,842

Total	$11,111,272	$9,757,490	$13,277,881	$13,117,631

As of September 30, 2008, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $15.2 million. Of that amount, $274,000 relate to non-MBS and $14.9 million relate to MBS. As of December 31, 2007, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $18.7 million. Of that amount, $420,000 relate to non-MBS and $18.3 million relate to MBS.

Loss on Sale. During the third quarter of 2008, the Bank sold held-to-maturity MBS with a carrying value of $5.7 million and recognized a loss of $52,000 on the sale of these securities. These MBS sold had been pledged as collateral to Lehman on out-of-the-money derivatives transactions. On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank’s derivative transactions with Lehman, and in connection with those terminations the Bank requested a return of the related collateral. However, Lehman did not honor this request. Accordingly, the Bank netted the value of the collateral with the amounts due to Lehman on those outstanding derivative transactions. See Note 8 – Derivative and Hedging Activities for additional information regarding the derivative transactions and Note 4 – Available for Sale Securities for additional information regarding other securities affected in this event. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale does not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. The Bank did not have any other sales of held-to-maturity investment securities during the nine months ended September 30, 2008 and 2007.

Note 6 – Advances

Redemption Terms. At September 30, 2008, and December 31, 2007, the Bank had advances outstanding, including AHP advances (see Note 11 – Affordable Housing Program), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	September 30, 2008		December 31, 2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$6,572	2.51%	$61,496	4.64%
Due in one year or less	39,354,287	2.74	35,745,494	4.65
Due after one year through two years	5,543,195	4.35	6,801,904	4.59
Due after two years through three years	5,512,481	3.84	3,883,697	4.89
Due after three years through four years	2,429,920	4.38	1,974,447	4.88
Due after four years through five years	4,920,000	3.24	1,966,414	4.54
Thereafter	5,705,132	4.15	4,951,427	4.45

Total par value	63,471,587	3.21%	55,384,879	4.65%

Premiums	9,322		4,278
Discounts	(20,131)		(17,861)
SFAS 133 hedging adjustments	326,496		308,444

Total	$63,787,274		$55,679,740

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2008, and December 31, 2007, the Bank had callable advances outstanding totaling $5.5 million and $30.0 million, respectively.

The following table summarizes advances at September 30, 2008, and December 31, 2007, by year of contractual maturity or next call date for callable advances (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$6,572	$61,496
Due in one year or less	39,359,787	35,775,494
Due after one year through two years	5,543,195	6,801,904
Due after two years through three years	5,506,981	3,883,697
Due after three years through four years	2,429,920	1,944,447
Due after four years through five years	4,920,000	1,966,414
Thereafter	5,705,132	4,951,427

Total par value	$63,471,587	$55,384,879

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank can exercise when interest rates increase above a certain interest rate specified in the related putable advance contract, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2008, and December 31, 2007, the Bank had putable advances outstanding totaling $9.4 billion and $8.0 billion, respectively.

The following table summarizes advances outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity or next put date for putable advances (dollars in thousands):

Year of Contractual Maturity or Next Put Date	September 30, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$6,572	$61,496
Due in one year or less	46,087,207	41,613,769
Due after one year through two years	5,126,545	7,260,154
Due after two years through three years	4,892,781	2,681,797
Due after three years through four years	1,741,170	1,336,647
Due after four years through five years	4,131,206	987,864
Thereafter	1,486,106	1,443,152

Total par value	$63,471,587	$55,384,879

Security Terms. The Bank lends to financial institutions and insurance companies chartered within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act requires the Bank to obtain sufficient collateral on advances to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits, and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. However, the capital stock investment in the Bank is not eligible as collateral to originate a new advance. Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. At September 30, 2008, and December 31, 2007, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

Credit Risk. While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions along with the expansion of collateral for CFIs and nonmember housing associates provide the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage this credit risk. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowances for losses on advances. The Bank’s potential credit risk from advances is concentrated in federally insured depository institutions, including commercial banks, savings institutions, and credit unions.

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents outstanding advances and total accrued interest receivable from advances as of September 30, 2008, and December 31, 2007 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of September 30, 2008
Bank of America Rhode Island, N.A., Providence, RI	$21,623,280	34.1%	$129,075	54.1%
RBS Citizens N.A., Providence, RI	12,489,032	19.7	18,691	7.8

As of December 31, 2007
Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	42.9%	$260,666	70.1%
RBS Citizens N.A., Providence, RI	6,241,960	11.3	22,661	6.1

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three and nine months ended September 30, 2008 and 2007, as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Name	2008	2007	2008	2007

Bank of America Rhode Island, N.A., Providence, RI	$149,498	$161,679	$560,393	$404,847
RBS Citizens N.A., Providence, RI (1)	76,359	49,268	210,837	49,268
Citizens Financial Group, Providence, RI (1)	—	69,376	—	255,019

(1)   During the third quarter of 2007, five of the Bank’s members: Citizens Bank of Connecticut, Citizens Bank of Massachusetts, Citizens Bank of New Hampshire, Citizens Bank of Rhode Island, and RBS National Bank, were merged into Citizens Bank, N.A. Following the consolidation, Citizens Bank, N.A. was renamed RBS Citizens, N.A. Prior to the merger, these five members were independent subsidiaries of Citizens Financial Group, Inc. Upon consolidation, all Bank advances outstanding and accrued interest receivable to these five member institutions were transferred to RBS Citizens, N.A.

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2008 (dollars in thousands):

	Balance at	For the Nine Months Ended September 30, 2008		Balance at
	December 31, 2007	Disbursements to Members	Payments from Members	September 30, 2008

Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	$43,841,444	$(45,990,708)	$21,623,280
RBS Citizens N.A., Providence, RI	6,241,960	385,045,300	(378,798,228)	12,489,032

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Par amount of advances
Fixed-rate	$57,451,184	$51,044,476
Variable-rate	6,020,403	4,340,403

Total	$63,471,587	$55,384,879

Variable-rate advances noted in the above table include advances outstanding at September 30, 2008, and December 31, 2007, totaling $68.5 million and $378.8 million, respectively, which contain embedded interest-rate caps or floors.

Note 7 – Mortgage Loans Held for Portfolio

Under the Bank’s Mortgage Partnership Finance® (MPF®) program the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are then sold to the Bank.

“Mortgage Partnership Finance,” “MPF,” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

The following table presents mortgage loans held for portfolio as of September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Real estate
Fixed-rate 15-year single-family mortgages	$1,051,886	$1,129,572
Fixed-rate 20- and 30-year single-family mortgages	2,980,596	2,938,886
Premiums	31,973	35,252
Discounts	(11,693)	(11,270)
Deferred derivative gains and losses, net	(1,364)	(1,001)

Total mortgage loans held for portfolio	4,051,398	4,091,439

Less: allowance for credit losses	(225)	(125)

Total mortgage loans, net of allowance for credit losses	$4,051,173	$4,091,314

The following table details the par value of mortgage loans held for portfolio at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007

Conventional loans	$3,647,633	$3,637,590
Government-insured or guaranteed loans	384,849	430,868

Total par value	$4,032,482	$4,068,458

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2008 and 2007 follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$125	$125	$125	$125
Recoveries	—	—	—	9
Provision for (reduction of) credit losses	100	—	100	(9)

Balance at end of period	$225	$125	$225	$125

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At September 30, 2008, and December 31, 2007, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at September 30, 2008, and December 31, 2007, totaled $15.3 million and $8.0 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at September 30, 2008, and December 31, 2007, totaled $2.8 million and $2.2 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the nine months ended September 30, 2008 and 2007, the Bank sold REO assets with a recorded carrying value of $3.5 million and $2.4 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $61,000 and $74,000 on the sale of REO assets during the nine months ended September 30, 2008 and 2007, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 8 – Derivatives and Hedging Activities

For the three months ended September 30, 2008 and 2007, the Bank recorded net (losses) gains on derivatives and hedging activities totaling ($2.8 million) and $5.5 million, respectively, in other income. For the nine months ended September 30, 2008 and 2007, the Bank recorded net (losses) gains on derivatives and hedging activities totaling ($7.0 million) and $2.5 million, respectively. Net (losses) gains on derivatives and hedging activities for the three months and nine months ended September 30, 2008 and 2007, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2008	2007

Net (losses) gains related to fair-value hedge ineffectiveness	$(2,379)	$6,218
Net losses resulting from economic hedges not receiving hedge accounting	(447)	(710)

Net (losses) gains on derivatives and hedging activities	$(2,826)	$5,508

	For the Nine Months Ended September 30,
	2008	2007

Net (losses) gains related to fair-value hedge ineffectiveness	$(1,921)	$2,695
Net losses resulting from economic hedges not receiving hedge accounting	(5,074)	(170)

Net (losses) gains on derivatives and hedging activities	$(6,995)	$2,525

The following table presents outstanding notional balances and estimated fair values of derivatives outstanding at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$31,905,361	$(501,837)	$28,508,718	$(375,455)
Economic	182,750	(1,730)	180,500	(2,319)

Interest-rate caps/floors:
Economic	99,500	304	409,800	586
Member intermediated	15,000	(3)	20,000	—

Forward contracts:
Economic	10,000	(34)	—	—

Total	32,212,611	(503,300)	29,119,018	(377,188)

Mortgage-delivery commitments (1)	33,804	(213)	9,600	27

Total derivatives	$32,246,415	(503,513)	$29,128,618	(377,161)

Accrued interest		241,017		218,569
Cash collateral		(92,364)		(61,150)

Net derivatives fair value		$(354,860)		$(219,742)

Derivative assets		$12,137		$67,047
Derivative liabilities		(366,997)		(286,789)

Net derivatives fair value		$(354,860)		$(219,742)

(1) Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

Credit Risk. At September 30, 2008, and December 31, 2007, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral and accrued interest was approximately $12.1 million and $67.0 million, respectively. These totals include $2.6 million and $92.6 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $92.2 million as collateral as of September 30, 2008. The Bank held cash and securities, including accrued interest with a fair value of $127.0 million as collateral as of December 31, 2007. The securities collateral held on December 31, 2007, had not been sold or repledged.

The Bank executes derivatives with counterparties rated single-A or better by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s) at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute consolidated obligations. Note 10 discusses consolidated obligations and Note 16 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank’s derivative transactions with Lehman on September 19, 2008, which had a total notional amount of $3.0 billion and a net fair value of $14.0 million owed to Lehman. The payment made to Lehman was netted against the fair value of MBS that had been pledged as collateral to Lehman. See Note 4 – Available for Sale Securities and Note 5 – Held-to-Maturity Securities for a description of the sales of collateral to Lehman. The Bank then replaced $1.6 billion (notional amount) of the terminated derivative transactions with new derivative counterparties. Management determined that the remaining $1.4 billion (notional amount) of previously hedged transactions would not be re-hedged.

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with related parties and affiliates of related parties at September 30, 2008, and December 31, 2007 (dollars in thousands):

			September 30, 2008		December 31, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Notional Outstanding	Notional Outstanding	Percent of Notional Outstanding

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,103,804	9.64%	$1,305,910	4.48%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	1,516,760	4.71	896,500	3.08
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	10,000	0.03	—	—

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

The following table details interest-bearing and non-interest-bearing deposits at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Interest bearing
Demand and overnight	$1,138,677	$672,893
Term	62,542	30,770
Other	2,750	3,393
Non-interest bearing
Other	7,877	6,070

Total deposits	$1,211,846	$713,126

Note 10 – Consolidated Obligations

Consolidated obligations (COs) consist of consolidated bonds and discount notes and are backed only by the financial resources of the 12 district FHLBanks. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than their par value and are redeemed at par value when they mature.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Par value of CO bonds
Fixed-rate bonds	$32,235,425	$28,377,715
Zero-coupon bonds	3,755,000	4,209,700
Simple variable-rate bonds	2,250,000	1,000,000
Step-up bonds	—	65,000

Total par value	$38,240,425	$33,652,415

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$13,688,560	3.20%	$11,247,010	4.39%
Due after one year through two years	8,208,815	3.61	6,335,475	4.63
Due after two years through three years	3,543,270	3.91	3,218,350	4.57
Due after three years through four years	1,390,780	4.68	1,705,500	4.86
Due after four years through five years	2,930,000	4.31	1,836,080	5.03
Thereafter	8,479,000	5.69	9,310,000	5.74

Total par value	38,240,425	4.04%	33,652,415	4.89%

Premiums	76,215		29,577
Discounts	(3,011,802)		(3,329,419)
SFAS 133 hedging adjustments	(8,097)		69,414

Total	$35,296,741		$30,421,987

The Bank’s CO bonds outstanding at September 30, 2008, and December 31, 2007, included (dollars in thousands):

	September 30, 2008	December 31, 2007
Par value of CO bonds
Callable	$13,643,000	$18,514,700
Noncallable or non-putable	24,597,425	15,137,715

Total par value	$38,240,425	$33,652,415

The following table summarizes CO bonds outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007

Due in one year or less	$22,605,560	$23,076,710
Due after one year through two years	7,829,815	4,140,475
Due after two years through three years	2,536,270	2,293,350
Due after three years through four years	625,780	671,800
Due after four years through five years	2,139,000	956,080
Thereafter	2,504,000	2,514,000

Total par value	$38,240,425	$33,652,415

Consolidated Obligation Discount Notes. CO discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 365 days. These notes are issued at less than their par value and redeemed at par value when they mature.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

September 30, 2008	$43,656,858	$43,814,573	2.15%

December 31, 2007	$42,988,169	$43,264,750	4.33%

(1)   The CO discount notes weighted-average rate represents a yield to maturity.

Note 11 – Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $81.4 million and $80.9 million at September 30, 2008, and December 31, 2007, respectively.

The following table is an analysis of the AHP liability for the nine months ended September 30, 2008, and the year ended December 31, 2007 (dollars in thousands):

Roll-Forward of the AHP Liability	September 30, 2008	December 31, 2007

Balance at beginning of period	$48,451	$44,971
AHP expense for the period	17,716	22,182
AHP direct grant disbursements	(8,213)	(13,410)
AHP subsidy for below-market-rate advance disbursements	(1,070)	(5,409)
Return of previously disbursed grants and subsidies	236	117

Balance at end of period	$57,120	$48,451

Note 12 – Capital

The Bank is subject to three capital requirements under its capital structure plan and Finance Agency rules and regulations. The Bank must maintain at all times:

1.     Permanent capital in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with Bank policy and Finance Agency rules and regulations. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

2.     At least a four percent total capital-to-assets ratio. Total capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.     At least a five percent leverage capital-to-assets ratio. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2008, and December 31, 2007 (dollars in thousands).

	September 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$984,251	$3,936,124	$363,537	$3,421,523

Total regulatory capital	$3,393,416	$3,936,124	$3,128,014	$3,421,523
Total capital-to-assets ratio	4.0%	4.6%	4.0%	4.4%

Leverage capital	$4,241,770	$5,904,186	$3,910,017	$5,132,284
Leverage capital-to-assets ratio	5.0%	7.0%	5.0%	6.6%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Related-Party Activities. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$1,082,548	29.6%	$1,057,094	33.1%
RBS Citizens N.A., Providence, RI	545,590	14.9	344,634	10.8

Note 13 – Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $670,000 and $850,000 for the three months ended September 30, 2008 and 2007, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.4 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

Additionally, the Bank maintains a nonqualified, unfunded defined benefit plan covering certain senior officers, and the Bank sponsors a fully insured retirement benefit program that includes life insurance benefits for eligible retirees.

The following tables present the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the Bank’s supplemental retirement and postretirement benefit plans for the three months and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Supplemental Retirement Plan for the Three Months Ended September 30,		Postretirement Benefit Plan for the Three Months Ended September 30,
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$128	$107	$5	$6
Interest cost	176	138	6	5
Amortization of prior service cost	(4)	5	—	—
Amortization of net actuarial loss	118	99	—	1
Amortization of transition obligation	—	5	—	—
Net periodic benefit cost	$418	$354	$11	$12

	Supplemental Retirement Plan for the Nine Months Ended September 30,		Postretirement Benefit Plan for the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$383	$323	$15	$19
Interest cost	528	415	16	15
Amortization of prior service cost	(13)	16	—	—
Amortization of net actuarial loss	354	295	—	2
Amortization of transition obligation	—	14	—	—
Net periodic benefit cost	$1,252	$1,063	$31	$36

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

The following tables present net interest income after reduction of provision for credit losses on mortgage loans by business segment, other income/(loss), other expense, and income before assessments for the three months and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Net Interest Income after Provision for (Reduction of) Credit Losses on Mortgage Loans by Segment
For the Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss) / Income	Other Expense	Income Before Assessments

2008	$6,151	$77,899	$84,050	$(2,074)	$14,213	$67,763

2007	$6,846	$67,490	$74,336	$6,867	$12,763	$68,440

	Net Interest Income after Provision for (Reduction of) Credit Losses on Mortgage Loans by Segment
For the Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss)/ Income	Other Expense	Income Before Assessments

2008	$20,707	$244,340	$265,047	$(6,884)	$42,479	$215,684

2007	$22,043	$194,585	$216,628	$4,398	$38,878	$182,148

The following table presents total assets by business segment at September 30, 2008, and December 31, 2007 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

September 30, 2008	$4,073,422	$80,761,978	$84,835,400

December 31, 2007	$4,112,988	$74,087,350	$78,200,338

The following tables present average-earning assets by business for the three months and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total

2008	$4,039,868	$77,478,385	$81,518,253

2007	$4,202,916	$59,417,296	$63,620,212

	Total Average-Earning Assets by Segment
For the Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total

2008	$4,056,379	$76,700,222	$80,756,601

2007	$4,324,282	$55,550,148	$59,874,430

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

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to record at fair value those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair-value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Upon adopting SFAS 159, the Bank did not elect to record any financial assets and liabilities at fair value and did not apply the fair-value option to any new assets or liabilities during the nine months ended September 30, 2008.

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

Investment Securities. Fair values of investment securities that are actively traded in orderly transactions by market participants in the secondary market are determined based on independent market-based prices received from a third-party pricing service. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid-level pricing in that market. Two factors may be used to determine the fair value of investment securities when the security is not actively traded in orderly transactions, (1) dealer quotes or (2) estimated fair value determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Further, the Bank performs an internal, independent price verification function that tests valuations received from third parties. Available-for-sale securities and trading securities are carried on the statement of condition at fair value.

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

Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency’s advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk. Credit risk related to advances does not have an impact on the estimated fair values of the Bank’s advances. Collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Bank enjoys certain unique advantages as a creditor to its members. The Bank has the ability to establish a blanket lien on assets of members, and in the case of Federal Deposit Insurance Corporation (FDIC)-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

Derivative Assets/Liabilities – Interest-Rate Exchange Agreements. The Bank bases the estimated fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The estimated fair value is based on the London Inter-Bank Offered Rate (LIBOR) swap curve and forward rates at period-end and, for agreements containing options, the market’s expectations of future interest-rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from/to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s, establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and nonperformance risk and has determined that no adjustments were significant to the overall fair value measurements.

Derivative Assets/Liabilities – Mortgage-Loan-Purchase Commitments. Mortgage-loan-purchase commitments are recorded as derivatives in the statement of condition. The estimated fair values of mortgage-loan-purchase commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS to be announced (TBA) delivery-commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

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

Commitments. The estimated fair value of the Bank’s standby bond-purchase agreements is based on the present value of the estimated fees the Bank is to receive for providing these agreements, taking into account the remaining terms of such agreements. For fixed-rate advance commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2008, and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2008, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain (Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$109,283	$—	$109,283
Interest-bearing deposits in banks	110	—	110
Federal funds sold	4,241,000	(248)	4,240,752
Trading securities	77,803	—	77,803
Available-for-sale securities	1,100,900	—	1,100,900
Held-to-maturity securities	11,111,272	(1,353,782)	9,757,490
Advances	63,787,274	(106,538)	63,680,736
Mortgage loans, net	4,051,173	(49,293)	4,001,880
Accrued interest receivable	298,786	—	298,786
Derivative assets	12,137	—	12,137

Liabilities:
Deposits	(1,211,846)	1,100	(1,210,746)
Consolidated obligations:
Bonds	(35,296,741)	372,847	(34,923,894)
Discount notes	(43,656,858)	36,675	(43,620,183)
Mandatorily redeemable capital stock	(93,175)	—	(93,175)
Accrued interest payable	(312,741)	—	(312,741)
Derivative liabilities	(366,997)	—	(366,997)

Other:
Commitments to extend credit for advances	—	250	250
Standby bond-purchase agreements	—	1,000	1,000
Standby letters of credit	(329)	—	(329)

The carrying values and estimated fair values of the Bank’s financial instruments at December 31, 2007, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain (Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$6,823	$—	$6,823
Interest-bearing deposits in banks	50	—	50
Securities purchased under agreements to resell	500,000	(3)	499,997
Federal funds sold	2,908,000	(184)	2,907,816
Trading securities	112,869	—	112,869
Available-for-sale securities	1,063,759	—	1,063,759
Held-to-maturity securities	13,277,881	(160,250)	13,117,631
Advances	55,679,740	186,075	55,865,815
Mortgage loans, net	4,091,314	(30,553)	4,060,761
Accrued interest receivable	457,407	—	457,407
Derivative assets	67,047	—	67,047

Liabilities:
Deposits	(713,126)	435	(712,691)
Consolidated obligations:
Bonds	(30,421,987)	(83,778)	(30,505,765)
Discount notes	(42,988,169)	(10,236)	(42,998,405)
Mandatorily redeemable capital stock	(31,808)	—	(31,808)
Accrued interest payable	(280,452)	—	(280,452)
Derivative liabilities	(286,789)	—	(286,789)

Other:
Commitments to extend credit for advances	—	(681)	(681)
Standby bond-purchase agreements	—	1,752	1,752
Standby letters of credit	(773)	—	(773)

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

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at September 30, 2008 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities	$—	$77,803	$—	$—	$77,803
Available-for-sale securities	—	1,100,900	—	—	1,100,900
Derivative assets	—	144,134	—	(131,997)	12,137
Total assets at fair value	$—	$1,322,837	$—	$(131,997)	$1,190,840

Liabilities:
Derivative liabilities	$(34)	$(406,596)	$—	$39,633	$(366,997)
Total liabilities at fair value	$(34)	$(406,596)	$—	$39,633	$(366,997)

(1)

Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral associated with derivative contracts, including accrued interest, as of September 30, 2008, totaled $92.4 million.

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

Note 16 – Commitments and Contingencies

As described in Note 10, as provided by both the FHLBank Act and Finance Agency regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the CO of another FHLBank.

The Bank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulation and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at September 30, 2008, and December 31, 2007. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $1.2 trillion and $1.1 trillion at September 30, 2008, and December 31, 2007, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $3.5 billion and $873.5 million at September 30, 2008, and December 31, 2007, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members for a fee. A standby letter of credit is a contingent financing arrangement between the Bank and a member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30, 2008	December 31, 2007

Outstanding notional	$1,245,435	$2,578,743
Original terms	One month to 20 years	Three months to 20 years
Final expiration year	2024	2024

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $329,000 and $773,000 at September 30, 2008, and December 31, 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments for unused line-of-credit advances totaled approximately $1.4 billion at both September 30, 2008, and December 31, 2007, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $33.8 million and $9.6 million at September 30, 2008, and December 31, 2007, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated remarketing agent can find a new investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The bond-purchase commitments entered into by the Bank expire within three years, currently no later than 2011. Total outstanding commitments for bond purchases were $332.0 million and $501.5 million, respectively, at September 30, 2008, and December 31, 2007, with two state-housing authorities. During the nine months ended September 30, 2008, the Bank purchased $28.2 million of bonds under these agreements. These bonds are classified as available-for-sale in the statement of condition. See Note 4 – Available-for-Sale Securities for additional information regarding the purchase of these securities. Once the bonds are remarketed or repurchased by the state-housing authority the commitment amount of standby bond-purchase agreements will increase by the amount of the bonds, as long as the standby bond-purchase agreement has not expired.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties rated single-A or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of September 30, 2008, and December 31, 2007, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $170.5 million and $90.0 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby counterparties typically had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $300.0 million and $89.0 million par value of CO bonds that had traded but not settled as of September 30, 2008, and December 31, 2007, respectively. Additionally, the Bank had $913.7 million and $730.0 million par value of CO discount notes that had been traded but not settled as of September 30, 2008 and December 31, 2007, respectively.

Lending Agreement Collateral. On September 9, 2008, the Bank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is an additional source of liquidity for the FHLBanks, Fannie Mae, and Freddie Mac. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. The Bank has agreed to submit to the U.S. Treasury a weekly list of eligible collateral based on the lending agreement. As of September 30, 2008, the Bank had provided the U.S. Treasury with a listing of eligible collateral amounting to $23.5 billion. As of September 30, 2008, the Bank had not drawn on this available source of liquidity.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 – Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as 1) those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding and 2) other FHLBanks. As discussed in Note 11, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of September 30, 2008. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6, 8, and 12.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Investments in Consolidated Obligations. As of September 30, 2008, and December 31, 2007, the Bank did not hold any investments in other FHLBank COs. For the three and nine months ended September 30, 2008, the Bank did not record any interest income from investments in other FHLBank COs. For the three and nine months ended September 30, 2007, the Bank recorded interest income of $116,000 and $521,000, respectively, from these investment securities. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any borrowings from other FHLBanks outstanding at September 30, 2008, and December 31, 2007. Interest expense on borrowings from other FHLBanks for the three months and nine months ended September 30, 2008 and 2007, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Expense to Other FHLBanks	2008	2007	2008	2007

FHLBank of Atlanta	$8	$—	$32	$—
FHLBank of Chicago	4	—	4	—
FHLBank of Cincinnati	30	19	191	54
FHLBank of Dallas	14	31	50	31
FHLBank of Des Moines	16	—	24	—
FHLBank of Indianapolis	5	—	27	—
FHLBank of New York	18	—	18	—
FHLBank of Pittsburgh	—	—	4	—
FHLBank of San Francisco	84	—	130	3
FHLBank of Seattle	1	—	5	—
FHLBank of Topeka	12	15	36	15

Total	$192	$65	$521	$103

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $271,000 and $255,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2008 and 2007, respectively, which has been recorded in the statements of income as other expense. The Bank recorded $788,000 and $778,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the nine months ended September 30, 2008 and 2007, respectively.

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

PRIMARY BUSINESS RELATED DEVELOPMENTS

Investment Securities. The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the United States increase the level of credit risk to which the Bank is exposed in its investments in mortgage-related securities. The Bank’s investments in MBS and asset-backed securities (ABS) are directly or indirectly supported by underlying mortgage loans. The deterioration of mortgage loan credit performance and house prices, combined with the market effects of distressed MBS liquidations by major holders of mortgages caused a sharp decrease in MBS prices and resulted in an increase in the Bank’s net unrealized loss attributable to MBS from $155.4 million as of December 31, 2007, to $1.3 billion as of September 30, 2008. Due to the decline in values of residential real estate, the Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other than temporary. See Critical Accounting Estimates — Other-Than-Temporary Impairment Analysis within this item for additional information regarding the Bank’s investment analysis procedures. As of September 30, 2008, management has determined that none of its MBS is other-than-temporarily impaired.

Enactment of the Housing and Economic Recovery Act of 2008. On July 30, 2008, the President signed into law the Housing and Economic Recovery Act of 2008, which is designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation eliminates the Finance Board and replaces it with a new regulator, the Finance Agency, overseeing the FHLBanks, Fannie Mae, and Freddie Mac. See Recent Legislative and Regulatory Developments within this item for additional information.

Government Sponsored Enterprise Credit Facility. On September 9, 2008, the Bank entered into a lending agreement with the United States Department of the Treasury (U.S. Treasury). Each of the other 11 FHLBanks has also entered into its own lending agreement with the U.S. Treasury that is identical to the lending agreement entered into by the Bank. The FHLBanks entered into these lending agreements in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), which is an additional source of liquidity for the FHLBanks, Fannie Mae, and Freddie Mac. The Housing and Economic Recovery Act of 2008 provided the U.S. Treasury with the authority to establish the GSECF. See Financial Condition — Liquidity and Capital Resources – Liquidity within this item for additional information.

Legislation and Federal Programs to Stabilize the Credit Markets and Economy. Legislation and other federal programs and actions to stabilize the credit markets and economy, including the Emergency Economic Stabilization Act of 2008 (EESA), and the Temporary Liquidity Guarantee Program, and a proposed rule by the FDIC to increase premiums on institutions it insures, each as described in Item 2 - Recent Regulatory and Legislative Developments, as well a large increase in the amount of funding available to the banking industry from the Federal Reserve’s term auction facility (TAF) and  the creation of a federal commercial paper funding facility (CPFF) for the purchase of commercial paper with the highest short-term ratings from a U.S. issuer, may have an adverse impact on the Bank. However, the ultimate impact of such programs and actions on the Bank cannot be predicted at this time. For example, alternative funding via the EESA, including the Troubled Asset Relief Program (TARP), the increase in available funding via TAF, and the federal support of the commercial paper market via CPFF may have the net effect of reducing member demand for advances from the Bank due to alternative means of raising funds pursuant to these or other programs. Alternatively, capital injections pursuant to the TARP may increase member ability to make loans and members may increase their demand for advances from the Bank to fund such loans. Likewise, the proposed rule by the FDIC to increase premiums, if enacted as proposed, would have the effect of increasing the borrowing costs for members, including when borrowing from the Bank, which may tend to reduce member demand for advances from the Bank. The Bank cannot predict, however, whether the final rule will be adopted as proposed. Further, due to the explicit guarantee by the FDIC of eligible debt by participating financial institutions pursuant to the Temporary Liquidity Guarantee Program, the program may decrease the funding costs of such participating financial institutions, which may reduce member demand for advances from the Bank. Alternatively, the uncertainty that the program may have created may tend to increase investor demand for the FHLBanks’ short term discount notes thereby lowering the FHLBanks’ funding costs pending increased certainty as to the Temporary Liquidity Guarantee Program and the extent of related federal actions as well.

Liquidity. During the period covered by this report and subsequent to that period, the FHLBanks have been experiencing limited demand for CO debt with maturities longer than six months, and therefore, have become increasingly reliant on CO discount notes for funding, which has resulted in a significant proportion of FHLBank funding maturing within one year. Accordingly, the FHLBanks are receiving a large proportion of their funding from investors that are attracted to high-quality, short-term debt, particularly money funds. Any significant change in market conditions that results in an overall decline in money fund assets, or money funds reallocating portfolio holdings out of FHLBank debt, has the potential to raise funding costs as CO discount notes mature and are replaced with CO discount notes bearing an increase in pricing sufficient to attract alternative investors. See Financial Condition – Liquidity and Capital Resources within this Item for additional information.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2007, have been derived from the Bank’s audited financial statements. Financial highlights for the September 30, 2008 and 2007, interim periods have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA
(dollars in thousands)

	September 30,	December 31,
	2008	2007
Statement of Condition
Total assets	$84,835,400	$78,200,338
Investments (1)	16,531,085	17,362,559
Securities purchased under agreements to resell	—	500,000
Advances	63,787,274	55,679,740
Mortgage loans held for portfolio, net	4,051,173	4,091,314
Deposits and other borrowings	1,211,846	713,126
Consolidated obligations, net	78,953,599	73,410,156
AHP liability	57,120	48,451
Payable to REFCorp	12,433	16,318
Mandatorily redeemable capital stock	93,175	31,808
Class B capital stock outstanding – putable (2)	3,566,192	3,163,793
Total capital	3,795,409	3,387,514

Other Information
Total capital ratio (3)	4.6%	4.4%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Results of Operations
Net interest income	$84,150	$74,336	$265,147	$216,619
Other (loss) income	(2,074)	6,867	(6,884)	4,398
Other expense	14,213	12,763	42,479	38,878
AHP and REFCorp assessments	18,014	18,196	57,310	48,399
Net income	49,749	50,244	158,374	133,749

Other Information (4)
Dividends declared	$25,456	$38,958	$107,539	$117,421
Dividend payout ratio	51.17%	77.54%	67.90%	87.79%
Weighted-average dividend rate (5)	3.05	6.50	4.35	6.45
Return on average equity (6)	5.19	7.20	5.82	6.81
Return on average assets	0.24	0.31	0.26	0.29
Net interest margin (7)	0.41	0.46	0.44	0.48

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits in banks, and federal funds sold.
(2)	Capital stock is putable at the option of a member.
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

QUARTERLY OVERVIEW

Third Quarter of 2008 Compared with Third Quarter of 2007. Net income for the three months ended September 30, 2008, was $49.7 million, compared with $50.2 million for the same period in 2007. This $495,000 decrease was primarily due to an $8.3 million increase in net losses on derivatives and hedging activities, and a $1.3 million increase in operating expenses, which were partially offset by an increase of $9.8 million in net interest income.

Net interest income for the three months ended September 30, 2008, was $84.2 million, compared with $74.3 million for the same period in 2007. This $9.8 million increase was primarily attributable to a significant increase in the average size of the balance sheet in the third quarter of 2008 as compared with the same period in 2007. Average total earning assets were $17.9 billion higher in the third quarter of 2008 than in the same period of 2007, primarily due to increased advances activity due to the liquidity shortage impacting the U.S. banking system. Prepayment-fee income recognized during the three months ended September 30, 2008, compared with the same period in 2007, increased by $1.2 million. The favorable impact of the growth in the average size of the balance sheet was constrained by lower short-term interest rates.

For the quarters ended September 30, 2008 and 2007, average total assets were $82.1 billion and $64.4 billion, respectively. Return on average assets and return on average equity were 0.24 percent and 5.19 percent, respectively, for the quarter ended September 30, 2008, compared with 0.31 percent and 7.20 percent, respectively, for the quarter ended September 30, 2007.

Net interest spread for the third quarter of 2008 was 0.27 percent, a four basis-point increase from the net interest spread for the third quarter of 2007. Net interest margin for the third quarter of 2008 was 0.41 percent, a five basis-point decline from net interest margin for the third quarter of 2007. See Results of Operations – Net Interest Spread and Net Interest Margin in this item for additional discussion of these topics.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007. Net income for the nine months ended September 30, 2008, was $158.4 million, compared with $133.7 million for the same period in 2007. This $24.6 million increase was primarily due to an increase of $48.5 million in net interest income which was partially offset by a $2.1 million increase in loss on extinguishment of debt, a $9.5 million increase in net losses on derivatives and hedging activities, a $3.3 million increase in operating expenses, and an $8.9 million increase in assessments.

Net interest income for the nine months ended September 30, 2008, was $265.1 million, compared with $216.6 million for the same period in 2007. This $48.5 million increase was primarily attributable to a significant increase in the average size of the balance sheet in the first nine months of 2008 compared with the same period in 2007. Average total earning assets were $20.8 billion higher in the first nine months of 2008 than in the same period of 2007, mainly due to increased advances activity due to the liquidity shortage impacting the U.S. banking system. Prepayment-fee income recognized during the nine months ended September 30, 2008, compared with the same period in 2007, increased by $2.7 million. The favorable impact of the growth in the average size of the balance sheet was constrained by lower short-term interest rates.

For the nine months ended September 30, 2008 and 2007, average total assets were $81.5 billion and $60.6 billion, respectively. Return on average assets and return on average equity were 0.26 percent and 5.82 percent, respectively, for the nine months ended September 30, 2008, compared with 0.29 percent and 6.81 percent, respectively, for the nine months ended September 30, 2007.

Net interest spread for the nine months ended September 30, 2008, was 0.29 percent, a four-basis-point increase from the net interest spread for the same period in 2007. Net interest margin for the first nine months of 2008 was 0.44 percent, a four-basis-point decline from net interest margin for the same period of 2007. See Results of Operations – Net Interest Spread and Net Interest Margin in this item for additional discussion of these topics.

Financial Condition at September 30, 2008, versus December 31, 2007.

The composition of the Bank’s total assets changed during the nine months ended September 30, 2008, as follows:

•

Advances increased to 75.2 percent of total assets at September 30, 2008, up from 71.2 percent of total assets at December 31, 2007. This increase in advances reflects a continued increase in member demand caused by recent market conditions. As of September 30, 2008, advances balances increased by approximately $8.1 billion from December 31, 2007, ending the period at $63.8 billion.

•

Short-term money-market investments increased to 5.0 percent of total assets at September 30, 2008, up from 4.4 percent of total assets at December 31, 2007. As of September 30, 2008, federal funds sold and securities purchased under agreements to resell in total had increased by $833.0 million ending the period at $4.2 billion.

•

Investment securities decreased to 14.5 percent of total assets at September 30, 2008, down from 18.5 percent of total assets at December 31, 2007. Investment securities in total decreased by $2.2 billion from December 31, 2007, to September 30, 2008. The decrease is due to a $3.8 billion decline in held-to-maturity certificates of deposits, which was partially offset by a $1.6 billion increase in held-to-maturity MBS. The increase in held-to-maturity MBS was due to increased purchases of GSE MBS of $3.5 billion in the first nine months of 2008. These purchases were made under the Bank’s pre-existing authority to purchase MBS up to 300 percent of capital and have not used the temporary increase in MBS investment authority granted to the FHLBanks by the Finance Board at its March 24, 2008, board meeting. At September 30, 2008, the Bank’s MBS and Small Business Administration (SBA) holdings represented 243 percent of capital compared with 226 percent at December 31, 2007.

•

Net mortgage loans decreased to 4.8 percent of total assets at September 30, 2008, down from 5.2 percent of total assets at December 31, 2007. The decrease primarily reflects the increase in total assets during the period.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Third Quarter of 2008 Compared with Third Quarter of 2007. Net interest income for the three months ended September 30, 2008, was $84.2 million, compared with $74.3 million for the same period in 2007, increasing 13.2 percent from the previous year. However, net interest margin for the third quarter of 2007 in comparison with the third quarter of 2008 decreased from 46 basis points to 41 basis points, while net interest spread increased from 23 basis points to 27 basis points, respectively.

The increase in net interest income was largely attributable to a significant increase in the average size of the balance sheet in the third quarter of 2008 as compared with the same period in 2007, but also reflected an increase in the Bank’s net interest spread. Average total earning assets were $17.9 billion higher in the third quarter of 2008 than in the same period of 2007, which was largely attributable to the $20.8 billion increase in average advances balances.

Net interest spread for the third quarter of 2008 was 0.27 percent, a four-basis-point increase from the net interest spread for the third quarter of 2007. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities. Net interest margin for the third quarter of 2008 was 0.41 percent, a five-basis-point decline from net interest margin for the third quarter of 2007. Net interest margin is expressed as the percentage of net interest income to average earning assets. The increase in the Bank’s net interest spread was attributable to the sharp decline in the cost of CO discount note funding relative to the yield of assets with comparable terms, such as advances and money-market investments, the relatively elevated yields obtained on GSE MBS purchased during the first nine months of 2008, and an increase in prepayment-fee income. The decrease in the Bank’s net interest margin reflected the offsetting impact of the investment of the Bank’s interest-free capital at lower average asset yields, reflecting the drop in short-term interest rates between the two periods.

For the three months ended September 30, 2008, the average yields on total interest-earning assets decreased 217 basis points and yields on total interest-bearing liabilities decreased 221 basis points, compared with the three months ended September 30, 2007.

Prepayment-fee income recognized on advances and investments increased $1.2 million to $1.9 million for the three months ended September 30, 2008, from $684,000 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007. Net interest income for the nine months ended September 30, 2008, was $265.1 million, compared with $216.6 million for the same period in 2007, increasing 22.4 percent from the previous year. However, net interest margin for the first nine months of 2007 in comparison with the same period in 2008 decreased from 48 basis points to 44 basis points, while net interest spread increased from 25 basis points to 29 basis points, respectively.

The increase in net interest income was largely attributable to a significant increase in the average size of the balance sheet in the first nine months of 2008 as compared with the same period in 2007, but also reflected an increase in the Bank’s net interest spread. Average total earning assets were $20.8 billion higher in the first nine months of 2008 than in the same period of 2007, which was largely attributable to the $21.3 billion increase in average advances balances.

Net interest spread for the first nine months of 2008 was 0.29 percent, a four-basis-point increase from the net interest spread for the same period in 2007. Net interest margin for the first nine months of 2008 was 0.44 percent, a four-basis-point decline from net interest margin for the same period in 2007. The increase in the Bank’s net interest spread was attributable to the sharp decline in the cost of CO discount note funding relative to the yield of assets with comparable terms, such as advances and money-market investments, as well as an increase in prepayment-fee income. The decrease in the Bank’s net interest margin reflected the offsetting impact of the investment of the Bank’s interest-free capital at lower average asset yields, reflecting the drop in short-term interest rates between the two periods.

For the nine months ended September 30, 2008, the average yields on total interest-earning assets decreased 180 basis points and yields on total interest-bearing liabilities decreased 184 basis points, compared with the nine months ended September 30, 2007.

Prepayment-fee income recognized on advances and investments increased $2.7 million to $8.5 million for the nine months ended September 30, 2008, from $5.8 million for the nine months ended September 30, 2007.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. The primary source of earnings for the Bank is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other borrowings.

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$64,172,854	$464,629	2.88%	$43,337,620	$573,552	5.25%
Interest-bearing deposits in banks (2)	113	1	3.52	55	1	7.21
Securities purchased under agreements to resell	30,707	175	2.27	628,261	8,409	5.31
Federal funds sold	853,022	4,453	2.08	5,035,563	67,696	5.33
Investment securities (3)	12,354,880	116,553	3.75	10,390,860	143,325	5.47
Mortgage loans	4,039,868	51,893	5.11	4,202,916	53,522	5.05

Total interest-earning assets	81,451,444	637,704	3.11%	63,595,275	846,505	5.28%

Other non-interest-earning assets	674,635			830,702

Total assets	$82,126,079	$637,704	3.09%	$64,425,977	$846,505	5.21%

Liabilities and capital
Consolidated obligations
Discount notes	$41,316,300	$247,081	2.38%	$23,237,825	$298,799	5.10%
Bonds	34,948,190	301,387	3.43	36,510,900	462,120	5.02
Deposits (4)	1,018,015	4,353	1.70	881,593	10,714	4.82
Mandatorily redeemable capital stock	93,175	437	1.87	28,744	468	6.46
Other borrowings	65,119	296	1.81	7,051	68	3.83

Total interest-bearing liabilities	77,440,799	553,554	2.84%	60,666,113	772,169	5.05%

Other non-interest-bearing liabilities	903,065			986,660
Total capital	3,782,215			2,773,204

Total liabilities and capital	$82,126,079	$553,554	2.68%	$64,425,977	$772,169	4.76%

Net interest income		$84,150			$74,336
Net interest spread			0.27%			0.23%
Net interest margin			0.41%			0.46%

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$61,313,359	$1,531,382	3.34%	$39,968,723	$1,573,912	5.26%
Interest-bearing deposits in banks (2)	119	2	2.24	56	2	4.77
Securities purchased under agreements to resell	434,398	10,636	3.27	1,334,432	53,251	5.34
Federal funds sold	1,420,662	27,706	2.61	4,336,752	172,918	5.33
Investment securities (3)	13,453,293	389,240	3.86	9,871,818	406,388	5.50
Mortgage loans	4,056,379	155,775	5.13	4,324,282	164,769	5.09

Total interest-earning assets	80,678,210	2,114,741	3.50%	59,836,063	2,371,240	5.30%

Other non-interest-earning assets	830,851			810,845

Total assets	$81,509,061	$2,114,741	3.47%	$60,646,908	$2,371,240	5.23%

Liabilities and capital
Consolidated obligations
Discount notes	$42,945,669	$922,699	2.87%	$20,450,100	$791,699	5.18%
Bonds	32,779,493	908,919	3.70	35,696,322	1,329,052	4.98
Deposits (4)	1,037,165	16,251	2.09	899,838	32,849	4.88
Mandatorily redeemable capital stock	55,603	1,072	2.58	17,703	904	6.83
Other borrowings	41,316	653	2.11	4,326	117	3.62

Total interest-bearing liabilities	76,859,246	1,849,594	3.21%	57,068,289	2,154,621	5.05%

Other non-interest-bearing liabilities	1,042,054			947,112
Total capital	3,607,761			2,631,507

Total liabilities and capital	$81,509,061	$1,849,594	3.03%	$60,646,908	$2,154,621	4.75%

Net interest income		$265,147			$216,619
Net interest spread			0.29%			0.25%
Net interest margin			0.44%			0.48%

(1)	Yields are annualized.
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
(4)

The average balance of cash collateral received from derivative counterparties is reflected in deposits to properly calculate the average yield, net interest spread, and net interest margin, while the period-end balance of such cash collateral is reflected in either derivative assets or derivative liabilities on the statement of condition.

The average balance of total advances increased $21.3 billion, or 53.4 percent, for the nine months ended September 30, 2008,

compared with the same period in 2007. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and putable fixed-rate advances showed only a moderate increase during the nine months ended September 30, 2008, as compared with the same period in 2007. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2008 and 2007, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Nine Months Ending September 30,
	2008	2007

Overnight advances – par value	$3,170,650	$1,025,794

Fixed-rate advances – par value
Short-term	29,516,888	16,744,293
Long-term	11,869,688	8,689,916
Amortizing	2,460,735	2,412,562
Putable	9,031,699	6,117,043
Callable	13,887	30,000
	52,892,897	33,993,814

Variable-rate indexed advances – par value
Simple variable	4,822,764	4,944,980
Putable, convertible to fixed	12,000	17,220
	4,834,764	4,962,200

Total average par value	60,898,311	39,981,808

Premiums and discounts	(14,141)	(11,446)
SFAS 133 hedging adjustments	429,189	(1,639)

Total average advances	$61,313,359	$39,968,723

As displayed in the above table, the total average advances increased by $21.3 billion from the nine months ended September 30, 2007, to the same period in 2008. The increase reflects a continued increase in member demand caused by recent market conditions and was attributable to the following components:

•

The average balance of short-term fixed-rate advances increased by approximately $12.8 billion during the nine months ended September 30, 2008, as compared with the same period in 2007. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank’s funding cost for these advances is generally narrower for short-term products than for other products with longer terms to maturity.

•	The average balance of long-term fixed rate advances increased by approximately $3.2 billion during the nine months ended September 30, 2008.

•

Average fixed-rate putable advances increased by $2.9 billion from the nine months ended September 30, 2007, to the same period in 2008. Putable advances are intermediate and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period.

•

Average overnight advances increased by $2.1 billion from the nine months ended September 30, 2007, as compared with the same period in 2008. The interest rate on overnight advances changes on a daily basis and is based on market indications each day.

•

The above increases were offset by a decline in average variable-rate indexed advances of $127.4 million from the nine months ended September 30, 2007, to the same period in 2008. These advances have coupon rates that reset on a predetermined basis due to changes in an index, typically one- or three-month LIBOR, or on the offered yield on three-month FHLBank CO discount notes, as determined by the Office of Finance.

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $46.6 billion for the nine months ended September 30, 2008, representing 76.4 percent of the total average balance of advances outstanding during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the average balance of these advances totaled $28.8 billion, representing 72.2 percent of total average advances outstanding during the nine months ended September 30, 2007.

In the past, the foregoing trend toward a higher proportion of short-term advances would generally lead to declining net interest spreads to funding costs for the overall advances portfolio. Additionally, due to reduced advance demand that the Bank had experienced in the first half of 2007, the Bank offered advances at net interest spreads that were lower than historical averages for longer-term products, further diminishing the favorable impact of long-term advances upon the Bank’s net interest spread. However, in the latter half of 2007, the Bank’s typical yield spread to funding cost on short-term advances increased as the Bank’s cost of borrowing CO discount notes decreased relative to interbank borrowing interest rates, such as overnight and term federal funds rates. This led to an overall increase in net interest income on advances for the year ended December 31, 2007. This trend has diminished through the nine months ended September 30, 2008, as the yield spreads available from the issuance of CO discount notes compressed during the third quarter of 2008 toward long-term historical averages.

Third Quarter of 2008 Compared with Third Quarter of 2007. During the three months ended September 30, 2008, advances totaling $30.5 million were prepaid, resulting in gross prepayment-fee income of $95,000 and a $67,000 gain related to fair-value hedging adjustments. For the three months ended September 30, 2007, advances totaling $192.1 million were prepaid, resulting in gross prepayment-fee income of $1.2 million, which was partially offset by a loss of $710,000 related to fair value hedging adjustments on those prepaid advances.

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

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007. During the nine months ended September 30, 2008, advances totaling $843.2 million were prepaid, resulting in gross prepayment-fee income of $5.4 million, which was partially offset by a $732,000 loss related to fair-value hedging adjustments. For the nine months ended September 30, 2007, advances totaling $742.3 million were prepaid, resulting in gross prepayment-fee income of $4.4 million, which was partially offset by a $1.4 million loss related to fair-value hedging adjustments on those prepaid advances.

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended September 30,
	2008		2007
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$464,467	2.88%	$573,073	5.25%
Investment securities	114,791	3.70	143,120	5.46
Total interest-earning assets	635,780	3.11	845,821	5.28

Net interest income	82,226		73,652
Net interest spread		0.27%		0.23%
Net interest margin		0.40%		0.46%

	For the Nine Months Ended September 30,
	2008		2007
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$1,526,730	3.33%	$1,570,948	5.25%
Investment securities	385,397	3.83	403,523	5.47
Total interest-earning assets	2,106,246	3.49	2,365,411	5.29

Net interest income	256,652		210,790
Net interest spread		0.28%		0.24%
Net interest margin		0.42%		0.47%

(1)   Yields are annualized.

Average short-term money-market investments, securities purchased under agreements to resell, and federal funds sold, decreased $3.8 million, or 67.3 percent, from the average balances for the nine months ended September 30, 2007, to the same period in 2008. The lower average balances in the nine months ended September 30, 2008, resulted from the decreased activity in federal funds sold and securities purchased under agreements to resell. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances increased $3.6 billion or 36.3 percent for the nine months ended September 30, 2008, compared with the same period in 2007. The growth in average investments is due to the increase in average held-to-maturity securities, specifically MBS and certificates of deposit, which increased $1.8 billion and $1.7 billion, respectively. The increase in held-to-maturity MBS was attributable to the Bank’s capacity to purchase MBS due to the increase in capital that occurred during 2007 and into 2008, and which were made under the Bank’s pre-existing authority to purchase MBS up to 300 percent of capital. Average total capital increased by $976.3 million during the nine months ended September 30, 2008, compared with the same period in 2007. Furthermore, due to decreased global demand for MBS stemming from recent turmoil in the mortgage market, net interest spread opportunities with respect to all types of MBS improved over the course of 2008 and 2007, as compared with prior periods. Accordingly, the Bank has been able to purchase MBS at more favorable risk-adjusted net interest spreads than during prior periods.

On March 24, 2008, the Board of Directors of the Finance Board passed a resolution that authorizes each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution requires, among other things, that the FHLBank notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk-management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, Fannie Mae or Freddie Mac, including collateralized mortgage obligations or real estate mortgage-investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks, dated October 4, 2006, and the Statement on Subprime Mortgage Lending, dated July 10, 2007. On July 18, 2008, the board of directors of the Bank authorized the Bank to invest up to an additional 100 percent of its capital in agency MBS pursuant to the Finance Board’s resolution. The Bank has not notified the FHFA that it intends to use this expanded authority.

Average mortgage-loan balances for the nine months ended September 30, 2008 and 2007, amounted to $4.1 billion and $4.3 billion, respectively. The $267.9 million decrease in the average balance for the nine months ended September 30, 2008, in comparison with the same period in 2007, represented a decline of 6.2 percent. This continuing decline in average mortgage-loan balances was attributable to mortgage-loan principal repayments that outpaced loan-purchase activity during the nine months ended September 30, 2008.

Overall, the yield on the mortgage-loan portfolio has increased six basis points for the three months ended September 30, 2008, compared with the same period in 2007. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased five basis points due to the acquisition of mortgage loans at higher interest rates in 2008 relative to the coupons on pre-existing loans.

•                  The premium/discount amortization expense has declined $231,000, or 16.2 percent, representing an increase in the average yield of one basis point.

Overall, the yield on the mortgage-loan portfolio has increased four basis points for the nine months ended September 30, 2008, compared with the same period in 2007. This increase is attributable to the following factors:

•                  The premium/discount amortization expense has declined $875,000, or 18.5 percent, representing an increase in the average yield of three basis points.

•                  The average stated coupon rate of the mortgage-loan portfolio increased one basis point due to the acquisition of loans at higher interest rates in the latter half of 2007 and into 2008 relative to the coupons on pre-existing loans.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended September 30,
	2008		2007
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$54,181	5.34%	$56,096	5.29%
Premium/discount amortization	(1,195)	(0.12)	(1,426)	(0.13)
Credit-enhancement fees	(1,093)	(0.11)	(1,148)	(0.11)

Total interest income	$51,893	5.11%	$53,522	5.05%

	For the Nine Months Ended September 30,
	2008		2007
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$162,894	5.36%	$173,014	5.35%
Premium/discount amortization	(3,852)	(0.12)	(4,727)	(0.15)
Credit-enhancement fees	(3,267)	(0.11)	(3,518)	(0.11)

Total interest income	$155,775	5.13%	$164,769	5.09%

(1)          Yields are annualized.

Average CO balances increased $19.6 billion, or 34.9 percent, from the nine months ended September 30, 2007, to the nine months ended September 30, 2008. This increase was largely due to a $22.5 billion increase in CO discount notes that was partially offset by a decrease of $2.9 billion in CO bonds. The increase in COs funded the growth of the advances portfolio.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Gross interest income before effect of derivatives	$700,095	$830,029	$2,243,106	$2,324,601
Net interest adjustment for derivatives	(62,391)	16,476	(128,365)	46,639

Total interest income reported	$637,704	$846,505	$2,114,741	$2,371,240

Gross interest expense before effect of derivatives	$588,629	$761,132	$1,957,091	$2,122,118
Net interest adjustment for derivatives	(35,075)	11,037	(107,497)	32,503

Total interest expense reported	$553,554	$772,169	$1,849,594	$2,154,621

Reported net interest margin for the three months ended September 30, 2008 and 2007, was 0.41 percent and 0.46 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.54 percent and 0.43 percent, respectively.

Reported net interest margin for the nine months ended September 30, 2008 and 2007, was 0.44 percent and 0.48 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.47 percent and 0.45 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a loss of $1.0 million and a gain of $3.0 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, interest accruals on derivatives classified as economic hedges totaled a loss of $1.9 million and a gain of $3.4 million, respectively.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is due primarily to higher average capital levels that are invested in earning assets without corresponding interest cost and an increase in average advance balances. The following table summarizes changes in interest income and interest expense between the three months and nine months ended September 30, 2008 and 2007. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended September 30, 2008 vs. 2007			For the Nine Months Ended September 30, 2008 vs. 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$275,744	$(384,667)	$(108,923)	$840,522	$(883,052)	$(42,530)
Interest-bearing deposits in banks	1	(1)	—	2	(2)	—
Securities purchased under agreements to resell	(7,998)	(236)	(8,234)	(35,916)	(6,699)	(42,615)
Federal funds sold	(56,228)	(7,015)	(63,243)	(116,272)	(28,940)	(145,212)
Investment securities	27,090	(53,862)	(26,772)	147,437	(164,585)	(17,148)
Mortgage loans	(2,076)	447	(1,629)	(10,208)	1,214	(8,994)

Total interest income	236,533	(445,334)	(208,801)	825,565	(1,082,064)	(256,499)

Interest expense
Consolidated obligations
Discount notes	232,459	(284,177)	(51,718)	870,887	(739,887)	131,000
Bonds	(19,779)	(140,954)	(160,733)	(108,600)	(311,533)	(420,133)
Deposits	1,658	(8,019)	(6,361)	5,013	(21,611)	(16,598)
Mandatorily redeemable capital stock	1,049	(1,080)	(31)	1,935	(1,767)	168
Other borrowings	560	(332)	228	1,000	(464)	536

Total interest expense	215,947	(434,562)	(218,615)	770,235	(1,075,262)	(305,027)

Change in net interest income	$20,586	$(10,772)	$9,814	$55,330	$(6,802)	$48,528

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months and nine months ended September 30, 2008 and 2007. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
(Losses) gains on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(2,379)	$6,218	$(1,921)	$2,695
Net unrealized (losses) gains related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	196	(2,820)	(161)	(2,644)
Trading securities	328	(903)	713	(810)
Mortgage loans	(3)	—	(3,378)	—
Mortgage delivery commitments	60	53	(380)	(73)
Net interest accruals related to derivatives not receiving hedge accounting under SFAS 133	(1,028)	2,960	(1,868)	3,357
Net (losses) gains on derivatives and hedging activities	(2,826)	5,508	(6,995)	2,525

Loss on early extinguishment of debt	—	—	(2,699)	(641)
Service-fee income	1,042	1,108	3,649	3,111
Net unrealized (loss) gain on trading securities	(177)	191	(789)	(668)
Realized loss from sale of available-for-sale securities	(80)	—	(80)	—
Realized loss from sale of held-to-maturity securities	(52)	—	(52)	—
Other	19	60	82	71

Total other (loss) income	$(2,074)	$6,867	$(6,884)	$4,398

Third Quarter of 2008 Compared with Third Quarter of 2007. As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

There were no losses on early extinguishment of debt for the three months ended September 30, 2008 and 2007. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generates fee income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the fees of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and to stabilize the net interest margin.

Changes in the fair value of trading securities are recorded in other income (loss). For the three months ended September 30, 2008 and 2007, the Bank recorded net unrealized (losses) gains on trading securities of ($177,000) and $191,000, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to net gains (losses) of $328,000 and ($903,000) for the three months ended September 30, 2008 and 2007, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in losses of $597,000 and gains of $151,000 for the three months ended September 30, 2008 and 2007, respectively.

During the third quarter of 2008, the Bank sold available-for-sale MBS with a carrying value of $2.7 million and recognized a loss of $80,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman Brothers Special Financing, Inc. (Lehman) on out-of-the-money derivatives transactions. See Financial Statements and Notes – Note 4 – Available-for-Sale Securities for additional information regarding the transaction. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, management determined that the sale does not impact the Bank’s ability and intent to hold the remaining available-for-sale securities that are in an unrealized loss position through to a recovery of fair value, which may be maturity. The Bank did not have any other sales of available-for-sale investment securities during the nine months ended September 30, 2008 and 2007.

During the third quarter of 2008, the Bank sold held-to-maturity MBS with a carrying value of $5.7 million and recognized a loss of $52,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman on out-of-the-money derivatives transactions. See Financial Statements and Notes –Note 5 – Held-to-Maturity Securities for additional information regarding the transaction. Management determined that the sale does not impact the Bank’s ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. The Bank did not have any other sales of held-to-maturity investment securities during the nine months ended September 30, 2008 and 2007.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007. Losses on early extinguishment of debt totaled $2.7 million for the nine months ended September 30, 2008, due to the extinguishment of debt with a book value of $84.0 million. Losses on early extinguishment of debt totaled $641,000 for the nine months ended September 30, 2007, due to the extinguishment of debt with a book value of $22.3 million.

Changes in the fair value of trading securities are recorded in other income (loss). For the nine months ended September 30, 2008 and 2007, the Bank recorded net unrealized losses on trading securities of $789,000 and $668,000, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to net gains (losses) of $713,000 and ($810,000) for the nine months ended September 30, 2008 and 2007, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in losses of $1.6 million and gains of $548,000 for the nine months ended September 30, 2008 and 2007, respectively.

The following table summarizes operating expenses for the three months and nine months ended September 30, 2008 and 2007:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Salaries, incentive compensation, and benefits	$8,036	$7,376	$24,507	$22,537
Occupancy costs	1,068	1,053	3,171	3,067
Other operating expenses	3,781	3,118	10,767	9,557

Total operating expenses	$12,885	$11,547	$38,445	$35,161

Annualized ratio of operating expenses to average assets	0.06%	0.07%	0.06%	0.08%

Third Quarter of 2008 Compared with Third Quarter of 2007. For the three months ended September 30, 2008, total operating expenses increased $1.3 million from the same period in 2007. This increase was mainly due to a $660,000 increase in salaries and benefits and a $663,000 increase in other operating expenses. The $660,000 increase in salaries in benefits is due primarily to a $566,000 increase in salary expenses attributable to planned staffing increases and annual merit increases.

The $663,000 increase in other operating expenses was largely attributable to a $267,000 increase in contractual services, a $108,000 increase in equipment expenses, and a $195,000 increase in legal services.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board, the Finance Agency, and the Office of Finance. These expenses totaled $1.1 million and $936,000 for the three months ended September 30, 2008 and 2007, respectively, and are included in other expense.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007. For the nine months ended September 30, 2008, total operating expenses increased $3.3 million from the same period in 2007. This increase was mainly due to a $2.0 million increase in salaries and benefits and a $1.2 million increase in other operating expenses. The $2.0 million increase in salaries and benefits is due primarily to a $1.5 million increase in salary expenses attributable to planned staffing increases and annual merit increases and an increase of $297,000 in employee benefits. The increase in employee benefits was attributable to an increase in costs associated with the Bank’s pension plans and health plans.

The $1.2 million increase in other operating expenses is largely attributable to a $466,000 increase in contractual services, a $389,000 increase in equipment expenses, and a $360,000 increase in legal services.

Finance Board, Finance Agency, and Office of Finance expenses totaled $3.2 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At September 30, 2008, the advances portfolio totaled $63.8 billion, an increase of $8.1 billion compared with a total of $55.7 billion at December 31, 2007. This increase was primarily the result of a $5.7 billion increase in fixed-rate advances, a $1.8 billion increase in variable rate advances and a $637.4 million increase in overnight advances. The increase in fixed-rate advances was concentrated in long-term advances and putable advances, which increased $2.9 billion and $1.4 billion, respectively, as members increased their borrowings during 2008 in response to their own balance-sheet demands. In part, the growth was reflective of a nationwide trend of advance growth at the FHLBanks during the second half of 2007 and through the first half of 2008, as the U.S. banking industry faced significant liquidity tightening during this period. At September 30, 2008, 48.1 percent of total advances outstanding had original maturities of greater than one year, compared with 44.3 percent as of December 31, 2007.

The following table summarizes advances outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity

(dollars in thousands)

	September 30, 2008		December 31, 2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$6,572	2.51%	$61,496	4.64%
Due in one year or less	39,354,287	2.74	35,745,494	4.65
Due after one year through two years	5,543,195	4.35	6,801,904	4.59
Due after two years through three years	5,512,481	3.84	3,883,697	4.89
Due after three years through four years	2,429,920	4.38	1,974,447	4.88
Due after four years through five years	4,920,000	3.24	1,966,414	4.54
Thereafter	5,705,132	4.15	4,951,427	4.45

Total par value	63,471,587	3.21%	55,384,879	4.65%

Premiums	9,322		4,278
Discounts	(20,131)		(17,861)
SFAS 133 hedging adjustments	326,496		308,444

Total	$63,787,274		$55,679,740

As of September 30, 2008, SFAS 133 hedging adjustments increased $18.1 million from December 31, 2007. Lower market-interest rates at September 30, 2008, as compared with December 31, 2007, resulted in a higher estimated fair value of the hedged advances.

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At September 30, 2008, and December 31, 2007, the Bank had outstanding callable advances of $5.5 million and $30.0 million, respectively.

The following table summarizes advances outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$6,572	$61,496
Due in one year or less	39,359,787	35,775,494
Due after one year through two years	5,543,195	6,801,904
Due after two years through three years	5,506,981	3,883,697
Due after three years through four years	2,429,920	1,944,447
Due after four years through five years	4,920,000	1,966,414
Thereafter	5,705,132	4,951,427

Total par value	$63,471,587	$55,384,879

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At September 30, 2008, and December 31, 2007, the Bank had putable advances outstanding totaling $9.4 billion and $8.0 billion, respectively. The following table summarizes advances outstanding at September 30, 2008, and December 31, 2007, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date

(dollars in thousands)

Year of Contractual Maturity or Next Put Date	September 30, 2008	December 31, 2007

Overdrawn demand-deposit accounts	$6,572	$61,496
Due in one year or less	46,087,207	41,613,769
Due after one year through two years	5,126,545	7,260,154
Due after two years through three years	4,892,781	2,681,797
Due after three years through four years	1,741,170	1,336,647
Due after four years through five years	4,131,206	987,864
Thereafter	1,486,106	1,443,152

Total par value	$63,471,587	$55,384,879

The following table summarizes advances outstanding by product type at September 30, 2008, and December 31, 2007.

Advances Outstanding by Product Type

(dollars in thousands)

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Balance	Total	Balance	Total

Overnight advances	$2,001,293	3.2%	$1,363,868	2.5%

Fixed-rate advances
Short-term	30,537,347	48.1	29,377,410	53.0
Long-term	12,941,485	20.4	10,088,175	18.2
Amortizing	2,622,287	4.1	2,381,301	4.3
Putable	9,366,675	14.8	7,939,325	14.3
Callable	5,500	—	30,000	0.1
	55,473,294	87.4	49,816,211	89.9

Variable-rate advances
Simple variable	5,997,000	9.4	4,158,800	7.5
Putable, convertible to fixed	—	—	46,000	0.1
	5,997,000	9.4	4,204,800	7.6

Total par value	$63,471,587	100.0%	$55,384,879	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At September 30, 2008, the Bank had advances outstanding to 367, or 80.1 percent, of its 458 members.

At December 31, 2007, the Bank had advances outstanding to 353, or 77.2 percent, of its 457 members.

Top Five Advance-Holding Members

(dollars in thousands)

						Advances Interest Income for the
			As of September 30, 2008			Three Months	Nine Months
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted-Average Rate (1)	Ended September 30, 2008	Ended September 30, 2008

Bank of America Rhode Island, N.A	Providence	RI	$21,623,280	34.1%	2.69%	$149,498	$560,393
RBS Citizens, N.A.	Providence	RI	12,489,032	19.7	2.32	76,346	210,837
NewAlliance Bank	New Haven	CT	2,168,533	3.4	4.60	25,959	77,427
Webster Bank	Waterbury	CT	1,350,301	2.1	3.25	10,781	33,448
Washington Trust Company	Westerly	RI	747,414	1.2	4.16	8,014	23,153

(1)

Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At September 30, 2008, investment securities and short-term money-market instruments totaled $16.5 billion, compared with $17.9 billion at December 31, 2007. The decline in investments was due to a decrease of $3.8 billion in held-to-maturity certificates of deposit, partially offset by a $1.6 billion increase in held-to-maturity MBS, and an $833.1 million increase in money-market instruments. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the SBA are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. At September 30, 2008, and December 31, 2007, the Bank’s MBS and SBA holdings represented 243 percent and 226 percent of capital, respectively.

Additional financial data on the Bank’s investment securities as of September 30, 2008, and December 31, 2007, are included in the following tables.

Trading Securities

(dollars in thousands)

	September 30, 2008	December 31, 2007
Mortgage-backed securities
U.S. government guaranteed	$27,912	$32,827
Government-sponsored enterprises	37,982	47,754
Other	11,909	32,288

Total	$77,803	$112,869

Available-for-Sale Securities

(dollars in thousands)

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Supranational banks	$350,075	$393,162	$350,603	$396,341
U.S. government corporations	213,339	230,122	213,485	237,204
Government-sponsored enterprises	143,546	151,908	143,586	156,064
State or local housing-finance-agency obligations	28,189	28,189	—	—
	735,149	803,381	707,674	789,609

Mortgage-backed securities
Government-sponsored enterprises	296,357	297,519	269,248	274,150

Total	$1,031,506	$1,100,900	$976,922	$1,063,759

Held-to-Maturity Securities

(dollars in thousands)

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Certificates of deposit	$1,574,000	$1,574,009	$5,330,000	$5,332,096
U.S. agency obligations	43,813	44,618	51,634	53,465
State or local housing-finance-agency obligations	278,279	255,565	299,653	287,228
	1,896,092	1,874,192	5,681,287	5,672,789

Mortgage-backed securities:
U.S. government guaranteed	12,316	12,875	13,661	14,297
Government-sponsored enterprises	4,596,018	4,567,877	1,658,407	1,682,370
Other	4,606,846	3,302,546	5,924,526	5,748,175
	9,215,180	7,883,298	7,596,594	7,444,842

Total	$11,111,272	$9,757,490	$13,277,881	$13,117,631

The Bank’s MBS investment portfolio consists of the following categories of securities as of September 30, 2008, and December 31, 2007.

Mortgage-Backed Securities

	September 30, 2008	December 31, 2007

Private-label residential mortgage-backed securities	45.9%	68.6%
U.S. government-guaranteed and GSE residential mortgage-backed securities	51.9	25.4
Private-label commercial mortgage-backed securities	1.8	5.4
Home-equity loans	0.4	0.6

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans as of September 30, 2008, totaled $4.1 billion, a decrease of $40.1 million from the December 31, 2007, balance of $4.1 billion. The following table presents information relating to the Bank’s mortgage portfolio as of September 30, 2008, and December 31, 2007.

Mortgage Loans Held in Portfolio

(dollars in thousands)

	September 30, 2008	December 31, 2007
Real estate
Fixed-rate 15-year single-family mortgages	$1,051,886	$1,129,572
Fixed-rate 20- and 30-year single-family mortgages	2,980,596	2,938,886
Premiums	31,973	35,252
Discounts	(11,693)	(11,270)
Deferred derivative gains and losses, net	(1,364)	(1,001)

Total mortgage loans held for portfolio	4,051,398	4,091,439

Less: allowance for credit losses	(225)	(125)

Total mortgage loans, net of allowance for credit losses	$4,051,173	$4,091,314

The following table details the par value of mortgage loans held for portfolio at September 30, 2008, and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007

Conventional loans	$3,647,633	$3,637,590
Government-insured or guaranteed loans	384,849	430,868

Total par value	$4,032,482	$4,068,458

The FHLBank of Chicago, which acts as the MPF provider and provides operational support to the FHLBanks participating in the MPF program (MPF Banks) and their participating financial institution members (PFIs), calculates and publishes daily prices, rates, and fees associated with the various MPF products. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage Loans of the Bank’s Annual Report on Form 10-K for additional information regarding the Bank’s relationship with the FHLBank of Chicago as MPF Provider.

The following table presents purchases of mortgage loans during the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the Nine Months Ended September 30,
	2008	2007

Conventional loans
Original MPF	$286,409	$84,857
MPF 125	61,855	32,220
MPF Plus	58,306	—
Total conventional loans	406,570	117,077

Government-insured or guaranteed loans	853	—

Total par value	$407,423	$117,077

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $225,000 and $125,000 at September 30, 2008, and December 31, 2007, respectively. See the Bank’s Annual Report on Form 10-K Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Allowance for Loan Losses for a description of the Bank’s methodology for estimating the allowance for loan losses. The Bank increased the allowance by $100,000 during the nine months ended September 30, 2008, due to an increase in loan delinquencies.

The following table presents the Bank’s allowance for credit losses activity.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$125	$125	$125	$125
Recoveries	—	—	—	9
Provision for (reduction of) credit losses	100	—	100	(9)

Balance at end of period	$225	$125	$225	$125

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at September 30, 2008, and December 31, 2007, is provided in the following tables.

Summary of Delinquent Mortgage Loans

As of September 30, 2008

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$36,860	$17,921	$54,781
60 days	9,604	6,023	15,627
90 days or more and accruing	—	12,303	12,303
90 days or more and nonaccruing	15,261	—	15,261

Total delinquencies	$61,725	$36,247	$97,972

Total par value of mortgage loans outstanding	$3,647,633	$384,849	$4,032,482

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.69%	9.42%	2.43%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.42%	3.20%	0.68%

(1)	Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans

As of December 31, 2007

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$37,231	$18,074	$55,305
60 days	6,333	6,902	13,235
90 days or more and accruing	—	10,723	10,723
90 days or more and nonaccruing	7,982	—	7,982

Total delinquencies	$51,546	$35,699	$87,245

Total par value of mortgage loans outstanding	$3,637,590	$430,868	$4,068,458

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.42%	8.29%	2.14%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.22%	2.49%	0.46%

(1)	Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Sale of REO Assets. During the nine months ended September 30, 2008 and 2007, the Bank sold REO assets with a recorded carrying value of $3.5 million and $2.4 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $61,000 and $74,000 on the sale of REO assets during the nine months ended September 30, 2008 and 2007, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At September 30, 2008, and December 31, 2007, outstanding COs, including both CO bonds and CO discount notes, totaled $79.0 billion and $73.4 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at September 30, 2008, and December 31, 2007, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity

(dollars in thousands)

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$13,688,560	3.20%	$11,247,010	4.39%
Due after one year through two years	8,208,815	3.61	6,335,475	4.63
Due after two years through three years	3,543,270	3.91	3,218,350	4.57
Due after three years through four years	1,390,780	4.68	1,705,500	4.86
Due after four years through five years	2,930,000	4.31	1,836,080	5.03
Thereafter	8,479,000	5.69	9,310,000	5.74

Total par value	38,240,425	4.04%	33,652,415	4.89%

Premiums	76,215		29,577
Discounts	(3,011,802)		(3,329,419)
SFAS 133 hedging adjustments	(8,097)		69,414

Total	$35,296,741		$30,421,987

CO bonds outstanding at September 30, 2008, and December 31, 2007, include issued callable bonds totaling $13.6 billion and $18.5 billion, respectively.

The following table summarizes CO bonds outstanding at September 30, 2008, and December 31, 2007, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007

Due in one year or less	$22,605,560	$23,076,710
Due after one year through two years	7,829,815	4,140,475
Due after two years through three years	2,536,270	2,293,350
Due after three years through four years	625,780	671,800
Due after four years through five years	2,139,000	956,080
Thereafter	2,504,000	2,514,000

Total par value	$38,240,425	$33,652,415

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 55.3 percent and 58.6 percent of outstanding COs at September 30, 2008, and December 31, 2007, respectively, but accounted for 98.0 percent and 97.8 percent of the proceeds from the issuance of all COs during the nine months ended September 30, 2008, and the year ended December 31, 2007, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

The Bank’s outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
September 30, 2008	$43,656,858	$43,814,573	2.15%
December 31, 2007	42,988,169	43,264,750	4.33

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended September 30,
	2008		2007
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$3,791,404	1.84%	$3,891,846	4.91%
Term discount notes	37,524,896	2.43	19,345,979	5.14
Total discount notes	41,316,300	2.38	23,237,825	5.10

Bonds	34,948,190	3.43	36,510,900	5.02

Total consolidated obligations	$76,264,490	2.86%	$59,748,725	5.05%

	For the Nine Months Ended September 30,
	2008		2007
	Average Balance	Yield (1)	Average Balance	Yield (1)
Overnight discount notes	$4,864,781	2.24%	$3,116,733	5.08%
Term discount notes	38,080,888	2.95	17,333,367	5.19
Total discount notes	42,945,669	2.87	20,450,100	5.18

Bonds	32,779,493	3.70	35,696,322	4.98

Total consolidated obligations	$75,725,162	3.23%	$56,146,422	5.05%

(1)          Yields are annualized.

The average balances of COs for the nine months ended September 30, 2008, were higher than the average balances for the same period in 2007, which is consistent with the increase in total average assets, primarily short-term advances. The average balance of term CO discount notes and overnight CO discount notes increased $20.7 billion and $1.7 billion, respectively, from the prior period. Average balances of CO bonds decreased $2.9 billion from the prior period. The average balance of CO discount notes represented approximately 56.7 percent of total average COs during the nine months ended September 30, 2008, as compared with 36.4 percent of total average COs during the nine months ended September 30, 2007, and the average balance of bonds represented 43.3 percent and 63.6 percent of total average COs outstanding during the nine months ended September 30, 2008 and 2007, respectively.

Deposits

As of September 30, 2008, deposits totaled $1.2 billion compared with $713.1 million at December 31, 2007, an increase of $498.7 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at September 30, 2008, and December 31, 2007.

Term Deposits Greater than $100,000

(dollars in thousands)

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$27,500	2.23%	$3,950	4.98%
Over three months through six months	8,000	2.89	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$61,750	3.15%	$30,200	4.29%

(1)          Represents eight term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Agency. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through September 30, 2008, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	September 30, 2008	December 31, 2007
Permanent capital
Class B capital stock	$3,566,192	$3,163,793
Mandatorily redeemable capital stock	93,175	31,808
Retained earnings	276,757	225,922

Permanent capital	$3,936,124	$3,421,523

Risk-based capital requirement
Credit-risk capital	$210,294	$167,538
Market-risk capital	546,822	112,106
Operations-risk capital	227,135	83,893

Total risk-based capital requirement	$984,251	$363,537

The increase in the Bank’s market-risk capital requirement reflects the sharp decline in the ratio of the Bank’s market value of equity to its book value of equity from 95.9 percent at December 31, 2007 to 72.3 percent at September 30, 2008, which primarily resulted from the sharp decline in the market value of MBS during the first half of 2008. See Item 3 — Quantitative and Qualitative Disclosures about Market Risk – Measurement of Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank’s market value of equity is less than 85 percent of its book value of equity must be added to the market risk component of its risk-based capital requirement. As of September 30, 2008, this incremental risk-based capital total was $468.7 million, and was the principal driver behind the increase in the Bank’s market risk component from $112.1 million at December 31, 2007, to $546.8 million at September 30, 2008. Management believes that the decline in the ratio of the Bank’s market value of equity to its book value of equity is temporary and will recover as liquidity returns to the MBS market. However, management cannot predict how long MBS prices will remain depressed, and the current situation could persist for an indefinite period of time.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements through September 30, 2008.

The following table provides the Bank’s capital ratios as of September 30, 2008, and December 31, 2007.

Capital Ratio Requirements

(dollars in thousands)

	September 30, 2008	December 31, 2007
Capital ratio
Minimum capital (4% of total assets)	$3,393,416	$3,128,014
Actual capital (capital stock plus retained earnings)	3,936,124	3,421,523
Total assets	84,835,400	78,200,338
Capital ratio (permanent capital as a percentage of total assets)	4.6%	4.4%

Leverage ratio
Minimum leverage capital (5% of total assets)	$4,241,770	$3,910,017
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,904,186	5,132,284
Leverage ratio (leverage capital as a percentage of total assets)	7.0%	6.6%

Derivative Instruments

SFAS 133 requires all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value net of cash collateral and accrued interest totaled $12.1 million and $67.0 million as of September 30, 2008, and December 31, 2007, respectively. Derivative liabilities’ net fair value net of cash collateral and accrued interest totaled $367.0 million and $286.8 million as of September 30, 2008, and December 31, 2007, respectively.

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

The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $33.8 million and $9.6 million at September 30, 2008, and December 31, 2007, respectively. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2008, and December 31, 2007. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133 and are hedged with the benchmark interest rate. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

(dollars in thousands)

		SFAS 133	September 30, 2008		December 31, 2007
		Hedge	Notional	Estimated	Notional	Estimated
Hedged Item	Derivative	Designation	Amount	Fair Value	Amount	Fair Value

Advances	Swaps	Fair value	$15,792,359	$(337,508)	$12,535,860	$(310,871)
	Swaps	Economic	111,250	(885)	29,000	(756)
	Caps and floors	Economic	99,500	304	409,800	586

Total associated with advances			16,003,109	(338,089)	12,974,660	(311,041)

Available-for-sale securities	Swaps	Fair value	962,031	(158,605)	936,031	(129,834)

Trading securities	Swaps	Economic	71,500	(845)	126,500	(1,559)

Consolidated obligations	Swaps	Fair value	15,130,971	(9,962)	15,016,827	60,840
	Swaps	Economic	—	—	25,000	(4)

Total associated with consolidated obligations			15,130,971	(9,962)	15,041,827	60,836

Deposits	Swaps	Fair value	20,000	4,238	20,000	4,410

Member intermediated	Caps and floors	Not applicable	15,000	(3)	20,000	—

Total			32,202,611	(503,266)	29,119,018	(377,188)

Mortgage delivery commitments (1)			33,804	(213)	9,600	27
Forward contracts			10,000	(34)	—	—

Total derivatives			$32,246,415	(503,513)	$29,128,618	(377,161)

Accrued interest				241,017		218,569
Cash collateral				(92,364)		(61,150)

Net derivatives				$(354,860)		$(219,742)

Derivative asset				$12,137		$67,047
Derivative liability				(366,997)		(286,789)

Net derivatives				$(354,860)		$(219,742)

(1)	Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

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

Outstanding Derivative Contracts with Members and Affiliates of Members

(dollars in thousands)

			September 30, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,103,804	9.64%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	1,516,760	4.71
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	10,000	0.03
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

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

During the latter half of July 2008, investor confidence in the capital adequacy of Fannie Mae and Freddie Mac adversely affected their access to the capital markets. This market unrest also impacted the FHLBanks’ issuance of COs, which generally are grouped into the same GSE asset class as Fannie Mae and Freddie Mac. During the latter half of the quarter covered by this report, the capital markets experienced a series of substantial shocks, including, among others, the Director of the Finance Agency’s appointment of the Finance Agency to act as conservator for each of Fannie Mae and Freddie Mac; Lehman Brothers Holding Inc.’s petition for bankruptcy; the U.S. Treasury’s multi-billion dollar loan to American International Group Inc. so it could avoid bankruptcy, Bank of America Corporation’s acquisition of Merrill Lynch & Co.; the petition for bankruptcy by IndyMac Bancorp Inc., and the mergers of Washington Mutual, Inc. into JPMorgan Chase & Co. and Wachovia Corporation into Wells Fargo & Company. These shocks created severe volatility and illiquidity in the capital markets, causing investors to assume a very defensive posture that favored investments in short-term, high-quality securities. Moreover, the FDIC’s Temporary Liquidity Guarantee Program, announced October 14, 2008, under which it will guarantee unsecured obligations of banks and other financial institutions (with maturities of three years or less) in an amount that is up to 125 percent of borrowed funds maturing between September 30, 2008 and June 30, 2009 for a premium of 75 basis points, appeared to have a negative impact on the cost of CO debt with terms of longer than six months. This guarantee has reduced the perceived relative value of CO debt in the marketplace, causing yield spreads for CO debt with maturities of greater than six months to widen significantly.

Due to the market demand for short-term, high quality investments, the FHLBanks were able to continue issuing short-term CO discount notes in sufficient amounts and at funding costs comparable to historical norms during the period covered by this report, notwithstanding the shocks described in the previous paragraph. However, the FHLBanks have recently experienced limited demand for CO debt with maturities longer than six months, and therefore, have become increasingly reliant on CO discount notes for funding. Over time, this trend may have a negative impact on the Bank’s liquidity for the reasons discussed in Primary Business Developments in this Item.

On September 9, 2008, the Bank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF). The GSECF is a lending facility that is an additional source of liquidity for the FHLBanks, Freddie Mac, and Fannie Mae. Funding thereunder would be provided directly by the U.S. Treasury in exchange for eligible collateral, which is limited to guaranteed MBS issued by Freddie Mac and Fannie Mae as well as advances by the Bank to its members. Loans will be for short-term durations and no loans will be made with a maturity date beyond December 31, 2009. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. As of September 30, 2008, the Bank had not drawn on the GSECF.

Subsequent to the period covered by this report, various federal banking agencies have taken actions intended to alleviate the continuing volatility and illiquidity described in this section, including, but not limited to, the TARP and the Temporary Liquidity Guarantee Program described in Recent Legislative and Regulatory Developments in this item. However these actions have coincided with another rise in the FHLBanks’ funding costs for longer term debt comparable to historical norms relative to comparable-term U.S. dollar interest rate swap yields even above the already heightened levels described above. It is unclear whether these actions are responsible for this rise in the FHLBanks’ funding costs and whether this trend will persist or reverse for the reasons discussed in Primary Business Developments in this Item.

Capital

Total capital as of September 30, 2008, was $3.8 billion, a 12.0 percent increase from $3.4 billion as of December 31, 2007.

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

The Bank’s minimum capital-to-assets leverage limit is currently 4.0 percent based on Finance Agency requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of mortgage loans, MBS, and other investments.

The Bank can also contract its balance sheet and liquidity requirements in response to members’ reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. The Bank’s Excess Stock Repurchase Program helps it manage its capital by reducing the amount of excess capital stock held by members. During the nine months ended September 30, 2008, the Bank did not complete any repurchases of excess capital stock under this program.

Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock-investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. While historically the Bank has repurchased excess capital stock at a member’s request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank’s discretion at all times. During the nine months ended September 30, 2008 the Bank repurchased capital stock totaling $154.5 million. Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $93.2 million and $31.8 million at September 30, 2008, and December 31, 2007, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of September 30, 2008, and December 31, 2007 (dollars in thousands):

Anticipated Stock-Redemption Period	September 30, 2008	December 31, 2007

Due in one year or less	$4,185	$—
Due after one year through two years	10	4,185
Due after two years through three years	93	103
Due after three years through four years	—	—
Due after four years through five years	88,887	27,520

Total mandatorily redeemable capital stock	$93,175	$31,808

The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the termination of the related activity. If activity-based stock becomes excess capital stock as a result of the termination of the related activity, the Bank may, in its sole discretion, repurchase the excess activity-based stock prior to the expiration of the five-year redemption notice period, provided that it would continue to meet its minimum regulatory capital requirements after the redemption.

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

At September 30, 2008, and December 31, 2007, members and nonmembers with capital stock outstanding held $368.1 million and $233.8 million, respectively, in excess capital stock. The following table summarizes member capital-stock requirements as of September 30, 2008, and December 31, 2007 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

September 30, 2008	$499,066	$2,792,132	$3,291,219	$3,659,367	$368,148

December 31, 2007	489,501	2,472,449	2,961,830	3,195,601	233,771

(1)     Total stock-investment requirement is rounded up to the nearest hundred on an individual member basis.

(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

Provisions of the Bank’s capital plan are more fully discussed in Note 15 to the Bank’s 2007 financial statements in the Bank’s Annual Report on Form 10-K.

Retained Earnings Target. In July 2008, the Bank’s board of directors adopted a revised targeted retained earnings range of $375.0 million to $400.0 million to address the challenges presented by the continuing downturn in the housing market and volatility in the credit and capital markets. While no specific date has been set for reaching this level of retained earnings, it is expected that the increase of retained earnings will occur over the next several years. The Bank expects the increased target will result in dividend yield spreads that will be somewhat narrower to short-term interest rates until the target range is achieved, though there can be no assurance of a specific dividend level. As of September 30, 2008, the Bank had retained earnings of $276.8 million.

The Bank’s retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. Moreover, management and the board of directors of the Bank may, at any time, change the Bank’s methodology or assumptions for modeling the Bank’s retained earnings requirement. If either of these occur, the Bank would continue its initiative to increase retained earnings and may reduce its dividend payout, as necessary.

Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Agency has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At September 30, 2008, the Bank had a total capital-to-assets ratio of 4.6 percent, a leverage capital to assets ratio of 7.0 percent, and a risk-based capital requirement of $984.3 million, which was satisfied by the Bank’s permanent capital of $3.9 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2007, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $363.5 million, which was satisfied by the Bank’s permanent capital of $3.4 billion. See Financial Condition – Capital in this item for discussion concerning the increase in the Bank’s risk-based capital requirement.

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

During the nine months ended September 30, 2008, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements, except as described below.

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

Other-Than-Temporary Impairment Assessment

The fair value of the Bank’s investment security portfolio has been declining as a result of continuing stress in the credit markets. Due to these conditions as well as the subjective and complex nature of management’s other-than-temporary impairment assessment, the

Bank has determined that its quarterly evaluation of other-than-temporary impairment is a critical accounting policy. The evaluation of unrealized losses for other-than-temporary impairment contemplates numerous factors. The Bank performs the evaluation on a security-by-security basis considering all available information. Important factors include an analysis of cash flows based on default and prepayment assumptions, and our intent and ability to retain the security in order to allow for a recovery in fair value. Implicit in the cash-flow analysis is information relevant to expected cash flows (such as default and prepayment assumptions) that also underlies the other impairment factors mentioned above, and the Bank qualitatively considers all available information when assessing whether an impairment is other than temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Based on the results of this evaluation, if it is determined that the impairment is other than temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings.

In evaluating whether we could maintain our assertion that we have the ability and intent to hold our remaining securities in unrealized loss positions until the earlier of recovery or maturity, we consider expectations about market conditions, projections of future results, and liquidity needs.

The Bank invests in high quality, senior class securities rated the highest long-term debt rating at the time of purchase that achieve their ratings through either guarantee of timely payment of principal and interest or credit enhancement, primarily over collateralization and senior-subordinated shifting interest features; the latter results in the prioritization of payments to senior classes over junior classes. The Bank tests its MBS investments on an ongoing basis to determine whether the credit enhancement associated with each security is sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, the Bank employs third-party models to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank’s MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. The Bank performs analysis based on expected behavior of the loans, whereby these loan performance scenarios are applied against each security’s credit-support structure to monitor credit-enhancement sufficiency to protect the Bank’s investment. The model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return the Bank’s original investment, plus accrued interest.

See Item 1 – Notes to the Financial Statements – Note 5 – Held-to-Maturity Securities and Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Credit Risk – Investments for additional information related to management’s other-than-temporary impairment analysis for the current period.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 157, Fair Value Measurements. On September 15, 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair-value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair-value measurements and related disclosures, the fair-value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3).On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 to a financial asset when the market for that asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset in such circumstances. FSP FAS 157-3 is effective upon issuance and has retroactive application for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), paragraph 19). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Bank’s adoption of FSP FAS 157-3 upon its issuance on October 10, 2008 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

EITF Issue No. 08-5. On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Bank). The Bank does not believe the adoption of EITF 08-5 will have a material effect on its financial condition, results of operations or cash flows.

FSP FAS 133-1 and FIN 45-4. On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4), FSP FAS 133-1 and FIN 45-4 amends SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5,57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). FSP FAS 133-1 and FIN 45-4 also amends FAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. While the Bank does not currently enter into credit derivatives, it does however have guarantees, the FHLBanks’ joint and several liability on consolidated obligations and letters of credit. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the Bank). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the Bank). The Bank has determined that the adoption of FSP FAS 133-1 and FIN 45-4 might result in increased financial statement disclosures.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Enactment of the Housing and Economic Recovery Act of 2008

On July 30, 2008, the President signed into law the Housing and Economic Recovery Act of 2008, which is designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation will eliminate the Finance Board within one year of the date of enactment and immediately creates a new regulator, the Finance Agency, which began overseeing the FHLBanks, Fannie Mae, and Freddie Mac upon enactment. The Finance Agency assumed the existing regulatory authorities previously held by the Finance Board. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

Key provisions of the new law:

•      require the director of the Finance Agency (Director) to consider the differences between the FHLBanks and FannieMae/Freddie Mac before taking supervisory, regulatory, or enforcement action;

•      allocate responsibility to the Director for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products;

•      require independent directors be nominated by the FHLBanks boards of directors and elected by an FHLBank’s members;

•      repeal the statutory limits on the compensation of FHLBank directors;

•      require the Director to prohibit excessive executive officer compensation and authorize the Director to prohibit or limit golden parachute payments and indemnification payments;

•      eliminate the prohibition on the FHLBanks establishing joint offices;

•      require assessments collected from the FHLBanks by the Finance Agency not exceed the costs and expenses related to the FHLBanks;

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

Interim Final Regulation Regarding Golden Parachute Payments

The Finance Agency promulgated an interim final regulation effective September 16, 2008, and amended on each of September 19, 2008, and September 23, 2008, which provides regulatory guidance on the Director’s authority under HERA to prohibit or limit golden parachute payments by an FHLBank that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director. The interim final regulation also provides the list of factors the Director must consider in determining whether to prohibit or limit any “golden parachute payment.” The Finance Agency has requested comments on the interim final regulation in its rulemaking for a final regulation on golden parachute payments. The Bank is unable to predict what effect either the interim final regulation or the final regulation will ultimately have on the FHLBanks.

Finance Agency Order Regarding Eligibility and Elections of Board of Directors

On September 8, 2008, the Director issued an order to implement the provisions of HERA that address the size and composition of the FHLBanks’ boards of directors. The order:

•      rescinds the Finance Board prior designation of directorships for the 2008 elections;

•      designates the number of independent directors and member directors for each FHLBank’s board in 2009, which for the Bank has been designated to be seven (a reduction of one independent directorship) and ten, respectively;

•      specifies the number of member and independent directors to be elected by each FHLBank in 2008, including the minimum number of public interest directors to be elected, which for the Bank is two;

•      specifies the terms of office for each directorship to be elected in 2008, some of which are less than four years;

•      deems current elective directorships to be member directorships; and

•      deems current appointive directorships to be independent directorships.

Interim Final Regulation Regarding Eligibility and Elections of Board of Directors

The Director promulgated an interim final regulation to implement the provisions of HERA concerning the nomination and election of directors effective September 26, 2008, with a request for comments thereon for a final regulation. The interim final regulation generally continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors, including the addition of a requirement that each independent director nominee receive at least twenty percent of the votes eligible to be cast in the election. The Bank must identify additional nominees and conduct additional elections until each independent directorship is filled with an independent director that has received at least twenty percent of the eligible votes. In addition and among other provisions, the interim final regulation:

•      provides that the Director annually will determine the size of the board for each FHLBank, with the designation of member directorships based on the number of shares of FHLBank stock required to be held by members in each state using the method of equal proportions, which for the Bank beginning in 2009 will be two for Connecticut, one for Maine, three for

Massachusetts (a reduction of one directorship), one for New Hampshire, two for Rhode Island (an increase of one directorship), and one for Vermont;

•      sets terms for each directorship commencing after January 1, 2009, at four years; and

•      modifies related conflict-of-interest rules to:

•      prohibit independent directors from serving as officers, employees, or directors of any member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank, consistent with HERA;

•      create a safe-harbor for serving as an officer, employee, or director of a holding company that controls a member or a recipient of advances if the assets of the member or recipient of advances are less than 35 percent of the holding company’s assets;

•      attribute to independent directors any officer, employee, or director positions held by the director’s spouse;

•      remove the safe harbor for gifts of token value and for reasonable and customary entertainment;

•      permit officers, attorneys, employees, agents, the board, the Advisory Council, and directors to support the candidacy of the board’s nominees for independent directorships; and

•      permit directors, officers, employees, attorneys, and agents, acting in their personal capacity, to support the nomination or election of candidates for member directorships.

The Bank is unable to predict what effect either the interim final regulation or the final regulation will ultimately have on the FHLBanks.

Emergency Economic Stabilization Act of 2008

On October 2, 2008, the President signed into law the EESA. Among other things, the EESA established the TARP under which the U.S. Treasury is authorized to purchase up to $700 billion of assets, including mortgage loans and mortgage-backed securities, from financial institutions. The U.S. Treasury has also determined that it can use authority under the TARP to make direct investments in financial institutions in connection with its stabilization activities. The implementation details of the TARP are under development by the U.S. Treasury. The Bank is unable to predict what effect the EESA will ultimately have on the FHLBanks. See Primary Business Related Developments and — Liquidity and Capital Resources—Liquidity, each in this Item for additional discussion of the EESA.

FDIC Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced an immediately effective program known as the Temporary Liquidity Guarantee Program, and promulgated an interim rule for this program effective October 23, 2008, to guarantee newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating non-foreign-insured institutions, participating U.S. bank holding companies and U.S. savings and loan holding companies that have at least one operating, non-foreign insured depository institution within its holding company structure, as well as certain affiliates of non-foreign insured institutions as permitted by the FDIC where such debt is issued on or before June 30, 2009 for a fee of 75 basis points on new debt issues by each participating institution. The amount of debt covered by the guarantee is 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured. Additionally, the FDIC has agreed to guarantee all funds in non-interest-bearing transaction deposit accounts held by participating FDIC-insured banks until December 31, 2009 subject to certain increase surcharges. See Primary Business Related Developments and Liquidity and Capital Resources —Liquidity, each in this Item for additional discussion of the Temporary Liquidity Guarantee Program.

FDIC Notice of Proposed Rulemaking on Deposit Insurance Assessments

On October 7, 2008, the FDIC announced deposit insurance increases to restore the Deposit Insurance Fund. The new premiums proposed by the FDIC would be higher for institutions that use secured liabilities in excess of 15 percent of deposits. Secured liabilities are defined to include FHLBank advances. The Bank is unable to predict what effect adoption of the proposed rule would ultimately have on the FHLBanks but it may tend to decrease member demand for advances due to the increase in the effective all in cost due to the increased premiums. See Primary Business Related Developments and — Liquidity and Capital Resources —Liquidity, each in this Item for additional discussion of this proposed rule.

Federal Banking Agencies Proposal to Lower Capital Risk Weightings for Fannie Mae and Freddie Mac

The federal banking agencies (FDIC, Comptroller of the Currency, Federal Reserve, and Office of Thrift Supervision) on October 27, 2008 promulgated a proposed a rule that would lower the capital risk weighting that banks assign to Fannie Mae and Freddie Mac debt from 20 to 10 percent. The proposal specifically requested comments on the potential effects of the proposal on FHLBank debt. The Bank is unable to predict what effect adoption of the proposed rule would ultimately have on the cost on the FHLBanks, but it may tend to increase FHLBank debt pricing because FHLBank debt risk weighting would remain at 20 percent.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.3 trillion and $1.2 trillion, respectively, at September 30, 2008, and December 31, 2007.

Some of the FHLBanks have recently been the subject of regulatory actions pursuant to which their boards of directors and/or management have agreed with the Finance Agency to, among other things, maintain higher levels of capital. While supervisory agreements generally are publicly announced by the Finance Agency, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks. In addition, the Bank or any other FHLBank may be the subject of regulatory actions in the future.

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

The Bank has evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit-rating downgrades as of each period-end presented. Management believes that the probability that the Bank will be required by the Finance Agency to repay any principal or interest associated with COs for which the Bank is not the primary obligor has not materially increased.

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

•      Market risk is the risk to earnings or market value of equity (MVE) due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is primarily overseen by the Asset-Liability Committee through ongoing review of value at risk and the economic value of capital. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility.

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

The Bank assigns members that it has determined are in good financial condition to blanket-lien status. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member’s assets. This limit may be waived by the president of the Bank after considering factors such as, the member’s credit rating, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of assets are placed in listing-collateral status or, if necessary, delivery-collateral status with the Bank. As of September 30, 2008, only Bank of America Rhode Island, N.A. had advances outstanding that exceeded 50 percent of its assets and is in listing-collateral status. The Bank assigns members that it has determined are financially weak to delivery-collateral status. The Bank also assigns all insurance company members that have a nationally recognized statistical-rating organization (NRSRO) long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, all nonmember borrowers, and housing associates to delivery-collateral status.

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

In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, the Bank applies a discount to the book value or market value of pledged collateral to establish the lending value of the collateral to the Bank. Collateral that the Bank has determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The Bank has analyzed the discounts applied to all eligible collateral types and concluded that the current discounts are sufficient to fully secure the Bank against losses in the event of a borrower default. The Bank’s agreements with its members and borrowers grant the Bank authority, in its sole discretion, to adjust the discounts applied to collateral at any time based on the Bank’s assessment of the member’s financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

The Bank generally requires all borrowing members to execute a security agreement that grants the Bank a blanket lien on substantially all assets of the member. The Bank protects its security interest in these assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. The Bank also requires that borrowing members in blanket-lien and listing-collateral status must submit to the Bank, on at least an annual basis, an audit opinion that confirms that the member is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank’s discretion, to submit such an audit opinion. Bank employees conduct onsite reviews of collateral pledged by members to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank’s eligibility requirements. The Bank may conduct an onsite collateral review at any time.

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

Advances outstanding to members in blanket-lien status at September 30, 2008, totaled $41.0 billion. For these advances, the Bank had access to collateral through security agreements, where the member agrees to hold such collateral for the benefit of the Bank, totaling $69.6 billion as of September 30, 2008. Of this total, $5.0 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.2 billion of securities are held by members’ securities corporations, and $34.7 billion of residential mortgage loans have been pledged by members’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at September 30, 2008, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of September 30, 2008

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral (1)	Ratio of Collateral to Advances

Listing-collateral status	22	$21,970,274	$23,966,019	109.1%
Delivery-collateral status	19	501,763	2,641,434	526.4

Total par value	41	$22,472,037	$26,607,453	118.4%

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

Collateral by Pledge Type

As of September 30, 2008

(dollars in thousands)

Amount of Collateral

Collateral pledged under blanket lien	$59,688,020
Collateral specifically listed and identified	7,668,795
Collateral delivered to the Bank	37,603,139

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk – Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments and bonds issued by U.S. agencies and instrumentalities. The Bank places funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A on an unsecured basis for terms of up to 95 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At September 30, 2008, the Bank’s unsecured credit exposure, including accrued interest related to investment securities and money-market instruments, was $6.6 billion to 23 counterparties and issuers, of which $4.2 billion was for overnight federal funds sold, and $2.4 billion was for debentures and term federal funds. As of September 30, 2008, there was one counterparty which accounted for more than 10 percent of the Bank’s total unsecured credit exposure. This counterparty accounted for 10.4 percent of total unsecured credit exposure.

The Bank also invests in and is subject to secured credit risk related to MBS, ABS, and state and local housing-finance-agency obligations (HFA) that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated the highest long-term debt rating at the time of purchase. HFA bonds must carry a credit rating of double-A or higher as of the date of purchase.

Credit ratings on these investments as of September 30, 2008, are provided in the following table.

Credit Ratings of Investments at Book Value

As of September 30, 2008

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated

Money-market instruments (2):
Interest-bearing deposits	$110	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,369,000	205,000	—	—
Federal funds sold	—	825,000	3,416,000	—	—	—

Investment securities:
U.S. agency obligations	43,813	—	—	—	—	—
U.S. government corporations	230,122	—	—	—	—	—
Government-sponsored enterprises	121,947	—	—	—	—	29,961
Supranational banks	393,162	—	—	—	—	—
State or local housing-finance-agency obligations (3)	184,523	67,146	54,799	—	—	—
GSE MBS	4,971,747	—	—	—	—	—
Private-label MBS (4)	3,078,558	542,507	232,911	339,488	384,951	—
ABS backed by home-equity loans	24,737	7,752	6,508	1,343	—	—

Total investments	$9,048,719	$1,442,405	$5,079,218	$545,831	$384,951	$29,961

(1)        Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)        The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)        The following downgrades occurred during the period from October 1, 2008 through November 10, 2008. All book values are as of September 30, 2008.

•      $3.3 million was downgraded from double-A to triple-B.

•      $2.1 million was downgraded from single-A to triple-B.

(4)        The following downgrades occurred during the period from October 1, 2008 through November 10, 2008. All book values are as of September 30, 2008.

•      Downgrades from triple-A: $105.2 to double-A and $17.9 million to single-A.

•      Downgrades from double-A: $29.7 million to single-A, $12.2 million to triple-B, and $61.1 million to single-B.

•      Downgrades from single-A: $48.8 million to triple-B and $164.2 million to double-B.

•      Downgrades from triple-B: $32.3 million to double-B and $16.9 million to single-B.

•      Downgrade from double-B: $50.0 million to single-B.

Of the Bank’s $9.6 billion in par value of MBS and ABS investments at September 30, 2008, $4.4 billion in par value are private label securities backed by residential mortgage loans. Of this amount, $3.8 billion in par value are securities backed primarily by Alt-A loans, while $630.1 million in par value are backed primarily by prime loans. Only $35.9 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. The Bank does not hold any collateralized debt obligations.

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2008, are stratified by year of issuance of the security, including private label commercial mortgage-backed securities (CMBS).

Private-Label Mortgage- and Asset-Backed Securities

Par Values as of September 30, 2008

(dollars in thousands)

	Private-Label MBS			Home Equity ABS			Private-Label
Year of Issuance	Prime	Alt-A	Subprime	Prime	Alt-A	Subprime	CMBS

2007	$158,257	$1,053,157	$—	$—	$—	$—	$—
2006	117,619	1,662,737	—	—	—	—	—
2005	94,310	961,332	—	—	—	—	—
2004	111,345	81,894	—	—	—	6,008	—
2003 and Prior	144,076	22,026	—	4,478	—	29,854	176,330

Total	$625,607	$3,781,146	$—	$4,478	$—	$35,862	$176,330

The following table shows the summary credit enhancements associated with the Bank’s residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of September 30, 2008, reflect the percentage of subordinated class outstanding balance as of September 30, 2008, to the Bank’s senior class holding outstanding balances as of September 30, 2008, weighted by the par value of the Bank’s respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of September 30, 2008, are indicative of the ability of subordinated classes to absorb loan collateral, lost principal, and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank’s credit protection in its private label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate return of the Bank’s investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of September 30, 2008

(dollars in thousands)

					Credit Enhancement Statistics
	Par Value	Book Value	Fair Value	Weighted Average Collateral Delinquency (1)	Original Weighted Average	Current Weighted Average	Monoline Financial Guaranteed Amount
Prime
2007	$158,257	$157,711	$146,041	1.17%	10.55%	11.34%	$—
2006	117,619	117,520	108,554	3.57	8.88	10.27	—
2005	94,310	93,895	76,212	10.42	20.26	24.58	—
2004	111,345	111,680	96,431	9.11	10.37	19.17	—
2003 and Prior	148,554	148,829	137,747	3.38	3.57	11.37	4,478
Total prime	630,085	629,635	564,985	4.93	10.01	14.51	4,478

Alt-A
2007	1,053,157	1,051,342	714,213	27.20	24.65	25.48	158,538
2006	1,662,737	1,662,195	1,052,923	30.86	27.22	27.74	21,099
2005	961,332	959,557	700,900	19.53	26.43	32.11	45,724
2004	81,894	81,926	61,897	12.53	14.40	22.40	—
2003 and Prior	22,026	22,026	20,116	2.31	4.17	18.71	2,199
Total Alt-A	3,781,146	3,777,046	2,550,049	26.40	25.89	28.06	227,560

Subprime
2007	—	—	—	—	—	—	—
2006	—	—	—	—	—	—	—
2005	—	—	—	—	—	—	—
2004	6,008	6,008	4,630	17.80	7.35	22.14	6,008
2003 and Prior	29,854	29,854	25,211	27.77	9.35	44.55	29,854
Total subprime	35,862	35,862	29,841	26.10	9.02	40.79	35,862

Total	$4,447,093	$4,442,543	$3,144,875	23.35%	23.51%	26.24%	$267,900

(1)   Represents loans that are 60 days or more delinquent.

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank’s private-label mortgage and asset-backed securities as of September 30, 2008.

Geographic Concentration of Private-Label Mortgage and Asset-Backed Securities

September 30, 2008

State concentration
California	40.0%
Florida	12.3
Nevada	4.5
Virginia	4.3
Arizona	4.2
All Other	34.7

100.0%

Metropolitan Statistical Area
Los Angeles – Long Beach, CA	9.2%
Washington, D.C.-MD-VA-WV	6.0
Riverside – San Bernardino, CA	4.6
Las Vegas, NV-AZ	4.2
San Diego, CA	4.1
All Other	71.9

100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

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

Prices of many of the Bank’s private-label MBS dropped dramatically during the nine months ended September 30, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid in late February and March 2008. This illiquidity has increased the amount of management judgment required to value its private-label MBS. The following graph demonstrates how average prices declined with respect to various asset classes in the Bank’s MBS portfolio during the first nine months of 2008:

The following table provides further information regarding the Bank’s private label MBS through disclosure of pro forma impacts associated with stress-test scenarios applied to the private label MBS holdings. In addition to the other-than-temporary-impairment (OTTI) testing, described in Note 5 of the Notes to the Financial Statements, the Bank also performs stress tests of key variable assumptions to assess potential exposure of the Bank’s private label MBS to changes in assumptions. The Bank assumes instantaneous adverse shifts to its conservative base case OTTI assumptions, and measures potential principal and interest shortfall. Similar to the methodology described in Note 5 of the Notes to the Financial Statements, the Bank uses third-party models to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank’s MBS investments. For its key variable stress testing, the Bank assumes that the key variable is instantly shocked above the OTTI testing level while all other assumptions are held constant.

The following table indicates potential principal and interest shortfall resulting from increases in securities’ default rates, loss severities, or voluntary prepayment rates.

•      Base case OTTI loss severity assumptions, as described in Note 5 of the Notes to the Financial Statements, are shocked by an additive five percentage points through final maturity to determine the impact of increased collateral loan losses realized at final disposition of defaulted pool loans.

•      The Bank’s base case OTTI assumption for each individual security in respect to default rates, as described in Note 5 of the Notes to the Financial Statements, is shocked by an additive 10 percentage points through final maturity to determine the impact of increases in the unpaid principal balances on the mortgage loans underlying each individual security which is defaulted upon by borrowers.

•      Voluntary prepayment rates were adjusted downward by a proportional 15 percent through final maturity to estimate the impact on the Bank’s holdings if cash flows slowed, potentially exposing the Bank to risk if the subordinate classes eroded prior to the Bank’s receipt of its principal and interest due.

All principal and interest shortfall are presented in non-discounted dollars. Similar to the table above, the following table indicates whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2008, are stratified by year of issuance.

Private-Label Mortgage Backed Securities

Stress-Test Scenarios

As of September 30, 2008

(dollars in thousands)

				Stress Test Scenarios: Principal and Interest Shortfall
	Par Value	Book Value	Fair Value	5 Percentage Point Increase in Loss Severities	10 Percentage Point Increase in Conditional Default Rates	15 Percent Proportional Decrease in Voluntary Prepayment Rates
Prime
2007	$158,257	$157,711	$146,041	$—	$—	$—
2006	117,619	117,520	108,554	—	—	—
2005	94,310	93,895	76,212	—	—	—
2004	111,345	111,680	96,431	109	2	—
2003 and prior	148,554	148,829	137,747	—	—	—
Total prime	630,085	629,635	564,985	109	2	—

Alt-A
2007	1,053,157	1,051,342	714,213	6,012	4,463	1,726
2006	1,662,737	1,662,195	1,052,923	7,200	5,786	833
2005	961,332	959,557	700,900	—	—	—
2004	81,894	81,926	61,897	—	—	—
2003 and prior	22,026	22,026	20,116	—	—	—
Total Alt-A	3,781,146	3,777,046	2,550,049	13,212	10,249	2,559

Subprime
2007	—	—	—	—	—	—
2006	—	—	—	—	—	—
2005	—	—	—	—	—	—
2004	6,008	6,008	4,630	10	1,905	—
2003 and prior	29,854	29,854	25,211	424	973	—
Total subprime	35,862	35,862	29,841	434	2,878	—

Total private label MBS	$4,447,093	$4,442,543	$3,144,875	$13,755	$13,129	$2,559

The scenarios and associated results presented in the table above do not represent the Bank’s current expectations for performance in its private label MBS portfolio, but rather an indicative measure if assumptions used in its OTTI assessment described in Note 5 of the Notes to the Financial Statements change under further deterioration within U.S. housing markets. The differential between potential losses under stress-test scenarios and unrealized fair value losses as of September 30, 2008, are representative of the Bank’s assertion that the depressed market values associated with its private label MBS holdings are due to illiquidity currently experienced in MBS markets, and not reflective of OTTI due to credit.

When loss severities are increased by five percentage points, potential principal and interest shortfall is $13.8 million, or 0.31 percent of par value as of September 30, 2008; the unrealized loss in fair value associated with the securities impacted in this scenario is $491.6 million as of September 30, 2008. When default rates are increased by 10 percentage points, projected principal and interest shortfall, according to the stress test scenario results, is $13.1 million, or 0.30 percent of par value as of September 30, 2008, while the unrealized loss in fair value is $468.4 million as of September 30, 2008. When voluntary prepayment rates are decreased by a proportional 15 percent, according to the stress test scenario results, the potential principal and interest shortfall is $2.6 million, or 0.06 percent of par value as of September 30, 2008, while the unrealized loss in fair value for the affected securities is $194.1 million as of September 30, 2008. If it is determined that an impairment is OTTI, then an impairment loss will be recognized in earnings equal to the entire difference between the investment’s then current carrying amount and its fair value. The fair value of the investment would then become the new cost basis of the investment. In periods subsequent to the recognition of an OTTI loss, the Bank would account for the OTTI impaired debt security as if the debt security had been purchased on the measurement date of the OTTI. The resulting discount or reduced premium recorded for the debt security, based on the new cost basis, would be amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows.

Certain of the Bank’s investments in HFA bonds and MBS/ABS are insured by a third-party bond insurer. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. For securities that are protected by such third-party insurance, the Bank looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, overcollateralization and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make probable the timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. In the case that 1) it is probable that the underlying security will experience shortfalls in the timely repayment of principal or interest, and 2) the third-party bond insurer is deemed unlikely to be able to cover any such shortfalls, the security will be deemed other-than-temporarily impaired.

The following table provides the credit ratings of these third-party bond insurers, along with the amount of investment securities outstanding as of September 30, 2008.

Investments Insured by Financial Guarantors

Book Values as of September 30, 2008

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings(Fitch/Moody’s/S&P) As of November 10, 2008	HFA Bonds	MBS/ABS	Total Insured Investments

Ambac Assurance Corp, (1)	wd/Baa1/AA	$58,632	$189,168	$247,800
Financial Security Assurance, Inc.	AAA*/Aaa*/AAA *	125,425	53,411	178,836
MBIA Insurance Corp. (1)	Wd/Baa1/AA	53,320	17,387	70,707
Syncora Guarantee Inc. (formerly XL Capital Assurance, Inc.) (1)	wd/Caa1/BBB*	—	6,008	6,008
Financial Guaranty Insurance Company	CCC/B1*/BB*	—	1,343	1,343

Total		$237,377	$267,317	$504,694

*Rating is on negative watch for possible downgrade

(1) Fitch rating withdrawn

Credit Risk – Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards and member credit enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $225,000 and $125,000 at September 30, 2008, and December 31, 2007, respectively. As of September 30, 2008, nonaccrual loans amounted to $15.3 million and consisted of 172 loans out of a total of approximately 43,200 loans. The Bank places certain conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations -Financial Condition – Mortgage Loans for additional information. The Bank had no charge-offs related to mortgage loans foreclosed upon during the nine months ended September 30, 2008. The Bank had no recoveries during the nine months ended September 30, 2008, from the resolution of loans previously charged off.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancements in place of the PFI on MPF Plus-type master commitments, as well as primary MI coverage on individual loans in all types of conventional master commitments. As of September 30, 2008, the Bank was the beneficiary of primary MI coverage on $242.3 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance (SMI) coverage on mortgage pools with a total unpaid principal balance of $2.3 billion. Eight MI companies provide all of the coverage under these policies.

As of October 31, 2008, six of these MI companies have been downgraded to a rating lower than double-A minus by at least one NRSRO, citing poor results for the first half of 2008 and the continued deterioration in key variables that influence claims for mortgage insurance. The table below shows the ratings of these companies as of October 31, 2008.

The Bank has analyzed its potential loss exposure to all of the MI companies and does not expect incremental losses due to these rating actions. This expectation is based on the credit-enhancement features of the Bank’s master commitments (exclusive of MI), the underwriting characteristics of the loans that back the Bank’s master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The following table shows MI companies as of September 30, 2008.

Mortgage-Insurance Companies That Provide MI Coverage

As of September 30, 2008

(dollars in thousands)

Mortgage Insurance Company	Mortgage-Insurance Company Ratings (Fitch/Moody’s/S&P) As of October 31, 2008	Balance of Loans with Primary MI	Primary MI	SMI	MI Coverage	Percent of Total MI Coverage

United Guaranty Residential Insurance Corporation	AA-/Aa3/A-*	$21,356	$4,417	$16,290	$20,707	29.1%

Mortgage Guaranty Insurance Corporation	A-/A1*/A	73,367	15,488	2,845	18,333	25.7

Genworth Mortgage Insurance Corporation	A+/Aa3/AA-	63,478	14,292	—	14,292	20.1

PMI Mortgage Insurance Company	BBB+/A3*/A-	26,192	5,226	—	5,226	7.3

Radian Guaranty Incorporated	NR/A2*/BBB+	21,031	3,829	759	4,588	6.4

Republic Mortgage Insurance Company	A+/A1*/A+	18,527	3,645	563	4,208	5.9

CMG Mortgage Insurance Company	AA/NR/AA-	11,347	2,646	—	2,646	3.7

Triad Guaranty Insurance Corporation	NR/NR/NR	7,051	1,276	—	1,276	1.8

		$242,349	$50,819	$20,457	$71,276	100.0%

*      Rating is on watch for possible downgrade.

Credit Risk – Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and all master derivatives agreements are subject to early termination ratings’ triggers. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s at the time of the transaction. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The nonmember master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The nonmember agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. As of September 30, 2008, the Bank had two derivative contracts outstanding with one member institution which involved no credit exposure since they were interest-rate options sold to the member. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of September 30, 2008.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value	Net Exposure after Collateral
As of September 30, 2008
Interest-rate-exchange agreements: (1)
Double-A	$29,100,440	14	$10,755	$10,755
Single-A	3,092,171	3	1,367	1,367
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	32,202,611	18	12,122	12,122
Mortgage-loan-purchase commitments (3)	33,804	—	15	—
Forward contracts	10,000	1	—	—

Total derivatives	$32,246,415	19	$12,137	$12,122

As of December 31, 2007
Interest-rate-exchange agreements: (1)
Double-A	$20,151,961	13	$65,016	$8,661
Single-A	8,957,057	5	2,002	2,002
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	29,119,018	19	67,018	10,663
Mortgage-loan-purchase commitments (3)	9,600	—	29	—

Total derivatives	$29,128,618	19	$67,047	$10,663

(1)   Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)   This represents two contracts with a member institution.

(3)   Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank’s members.

As of September 30, 2008, and December 31, 2007, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$5,092,860	15.8%
Barclays Bank PLC	3,872,575	12.0
Credit Suisse First Boston International	3,533,005	11.0
JP Morgan Chase Bank	3,491,323	10.8

	December 31, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$4,010,358	13.8%
JP Morgan Chase Bank	3,772,555	13.0
Goldman Sachs Capital Markets LP	3,364,616	11.6
Morgan Stanley Capital Services Inc	3,204,350	11.0

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

Contingent Credit Risk– Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority’s bonds until the designated remarketing agent can find a new investor or the housing authority repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. All of the subject bonds are rated the highest long-term debt rating by at least two rating agencies. Total commitments for bond purchases were $332.0 million at September 30, 2008, of which $325.7 million were to the Connecticut Housing Finance Authority. All of the bonds underlying the commitments to the Connecticut Housing Finance Authority maintain standalone ratings of triple-A from two rating agencies. A double-A rated financial guarantor has guaranteed $289.3 million of these bonds. An additional $6.2 million to another housing authority are guaranteed by another financial guarantor whose triple-A ratings are on negative watch.

At September 30, 2008, the Connecticut Housing Finance Authority had drawn upon $28.2 million of the Bank’s standby bond-purchase agreements causing the Bank to purchase the related bonds, which the Bank now owns and holds as available-for-sale investments. The related agreements require the related remarketing agents to use their best efforts to remarket these bonds on behalf of the Bank. If these bonds are not fully remarketed within 60 days of the Bank’s purchase of them, the Connecticut Housing Finance Authority must purchase them in four equal and consecutive semiannual principal installments commencing on a certain repurchase date following such sixtieth day in accordance with the related standby bond-purchase agreement at a price of 100 percent of the outstanding principal balance plus accrued interest thereon. Notwithstanding the immediately prior sentence, upon the effective date of any event of default or the related commitment expiry date, the Connecticut Housing Finance Authority is required to immediately purchase the related bonds owned by the Bank. At September 30, 2008, the Connecticut Housing Finance Authority was rated the highest long-term debt rating by each of the major rating agencies then rating it.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At September 30, 2008, fixed-rate noncallable debt not hedged by interest-rate-exchange agreements amounted to $13.3 billion, compared with $11.2 billion at December 31, 2007. Fixed-rate callable debt not hedged by interest-rate-exchange agreements amounted to $4.6 billion and $3.7 billion at September 30, 2008, and December 31, 2007, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, supranational banks, and state or local housing-finance-agency obligations as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At September 30, 2008, and December 31, 2007, this portfolio had an amortized cost of $735.1 million and $707.7 million, respectively.

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

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At September 30, 2008, the Bank had no receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of September 30, 2008, the Bank had $10.0 million of outstanding TBA hedges. The total fair value of these hedges as of September 30, 2008, was an unrealized loss of $34,000.

Swapped Consolidated Obligation Debt

The Bank may also issue CO bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $18.0 billion, or 47.2 percent of the Bank’s total outstanding CO bonds at September 30, 2008, up from $17.8 billion, or 53.0 percent of total outstanding CO bonds, at December 31, 2007. There was no CO discount note debt used in conjunction with interest-rate-exchange agreements as of September 30, 2008. As of December 31, 2007, total CO discount note debt used in conjunction with interest-rate-exchange agreements was $700.0 million, or 1.6 percent of the Bank’s total outstanding CO discount notes. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s value at risk calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

The ratio of the MVE to the BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. At December 31, 2007, the Bank’s MVE was $3.3 billion and its BVE was $3.4 billion. At September 30, 2008, the Bank’s MVE had declined to $2.7 billion while its BVE had increased to $3.8 billion. Therefore, the Bank’s ratio of MVE to BVE was 72.3 percent at September 30, 2008, down from 95.9 percent at December 31, 2007. The decline in this ratio is almost fully attributable to the decline in market values of the Bank’s MBS portfolio. In turn, the decline in the market values of the Bank’s MBS was attributable to investor concerns about credit risk associated primarily with private-label MBS that have experienced unprecedented high rates of loan delinquencies and foreclosures, which have been exacerbated by the illiquidity attending the ongoing credit crisis. As noted previously, management believes that this impairment is temporary at this time.

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

The table below presents the historical simulation VaR estimate as of September 30, 2008, and December 31, 2007, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	September 30, 2008		December 31, 2007
Confidence Level	% of MVE (1)	$ (million)	% of MVE (1)	$ (million)

50%	0.06%	$1.7	-0.15%	$(4.8)
75%	0.46	12.9	0.85	28.0
95%	1.24	35.1	2.10	68.9
99%	2.76	78.2	3.42	112.1

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors decreased by $33.9 million to $78.2 million as of September 30, 2008, from $112.1 million as of December 31, 2007. The primary driver behind the decrease in VaR from December 31, 2007, was a lower market-rate environment experienced at September 30, 2008, from the prior yearend. Commencing in September 2007, the Federal Reserve Board of Governors sought to address perceived liquidity and recessionary concerns by lowering the targeted Fed funds rate; the target was lowered 100 basis points between September and December 2007 and a further 225 basis points during the nine months ended September 30, 2008. In turn, other market rates moved lower as well, as three-month LIBOR was 65 basis points lower, and the two-year swap rate had declined by 36 basis points at

September 30, 2008, from its December 31, 2007, level. VaR incorporates the impact of changes in market rates and volatility on the value of the Bank’s assets, liabilities, and derivative positions, and does not include further potential price deterioration that is due to market illiquidity and is independent of rate changes.

While the Bank seeks to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank’s MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A negative duration of equity indicates that the Bank’s MVE depreciates in declining rate scenarios, and the converse holds true for rising rate environments. As of September 30, 2008, the Bank’s duration of equity was -1.60 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate declining rate environments.

The negative duration of equity observed by the Bank as of September 30, 2008 reflected a pronounced rise in market yields for the Bank’s debt relative to yields on assets and interest rate swaps held by the Bank. The increase in yields on the Bank’s outstanding debt caused an increase in the duration of callable debt reflecting the reduced likelihood of redemption on call exercise dates. The lengthening of the Bank’s duration of liabilities was not matched by an attendant lengthening of the duration of the Bank’s mortgage loans, as projected mortgage current coupon yields declined, implying a higher probability of prepayments. This increased mortgage prepayment sensitivity is conditioned on normal functioning mortgage markets, and may not be realized if current housing market issues continue to impede mortgage refinancing for an extended period of time.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for September 30, 2008, showed that in the worst-case scenario, the Bank’s return on equity would fall to 144 basis points above the average yield on three-month LIBOR under a steeper yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of September 30, 2008.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$4,198,611	$7,262,828	$3,221,707
Less: Contractual uses of funds	(4,465,504)	(10,151,293)	(8,827,641)
Equals: Net cash flow	(266,893)	(2,888,465)	(5,605,934)

Less: Cumulative contingent obligations	(19,815,853)	(27,452,117)	(33,535,212)
Equals: Net structural liquidity	(20,082,746)	(30,340,582)	(39,141,146)

Available borrowing capacity	$32,050,660	$41,375,632	$49,119,391

Ratio of available borrowing capacity to net structural liquidity need	1.60	1.36	1.25
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank is required to ensure that it can meet its liquidity needs for a minimum of five business days without access to proceeds of CO issuance. As of September 30, 2008, and December 31, 2007, the Bank held a surplus of $6.6 billion and $9.8 billion, respectively, of liquidity (exclusive of access to CO issuance) within the first five prospective business days. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments and also has access to the GSECF, described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity, each of which can provide a ready source of liquidity during stressed market conditions. As of September 30, 2008, the Bank’s contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$9,535,272
Less: contractual uses of funds	(13,861,748)
Equals: net cash flow	(4,326,476)

Contingency borrowing capacity (exclusive of CO debt issuance)	10,937,765

Net contingency borrowing capacity	$6,611,289

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

Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A.              Risk Factors

In addition to the risk factors provided below and other risks described herein, readers should carefully consider the risk factors set forth in the Bank’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 20, 2008 (2007 Form 10-K), which could materially affect the Bank’s business, financial condition, or future results. The risks described below, elsewhere in this report and in the Bank’s 2007 Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The impact on the Bank of recently enacted legislation, in particular the EESA, including the TARP, and the Temporary Liquidity Guarantee Program, as well as the proposed rule by the FDIC to increase premiums, may have an adverse impact on the Bank, but the effects cannot be predicted at this time.

The programs established or to be established under the EESA, including the TARP, and the Temporary Liquidity Guarantee Program as well as a proposed rule by the FDIC to increase premiums on institutions it insures, each as described in Item 2 - Recent Regulatory and Legislative Developments, may have an adverse impact on the Bank, but the ultimate impact of such programs and proposed rule on the Bank cannot be predicted at this time. For example, the EESA, including the TARP, may have the net effect of reducing member demand for advances from the Bank due to alternative means of raising funds pursuant to these or other programs. Alternatively, capital injections pursuant to the TARP may increase member ability to make loans and members may increase their demand for advances from the Bank to fund such loans. Likewise, the proposed rule by the FDIC to increase premiums, if enacted as proposed, would have the effect of increasing the all in borrowing costs for members, including when borrowing from the Bank, which may tend to reduce member demand for advances from the Bank. However, the final rule by the FDIC cannot be known at this time. Further, the Temporary Liquidity Guarantee Program may tend to increase the FHLBanks’ funding costs due to the explicit guarantee by the FDIC of eligible debt by participating financial institutions or, alternatively, the uncertainty that the program may have created may tend to increase investor demand for the FHLBanks’ short term discount notes thereby lowering the FHLBanks’ funding costs pending increased certainty as to the Temporary Liquidity Guarantee Program and the extent of related federal actions as well.

The recent enactment of HERA and subsequent actions by the Bank’s new regulator, the Finance Agency, to adopt or modify regulations, orders or policies, including interpretations or applications by the Bank’s prior regulator, the Finance Board, may have a material adverse impact on our business, operations, and/or financial condition.

On July 30, 2008, HERA was enacted into law. See Item 2 — Recent Legislative and Regulatory Developments for a description of HERA. We cannot predict how HERA or subsequent actions by the Finance Agency involving the adoption or modification of regulations, orders or policies, including interpretations or applications by the Finance Board, may have a material adverse impact on our business, operations, and/or financial condition.

A continuing, or broader, decline in U.S. home prices or in activity in the U.S. housing market could negatively impact the Bank’s earnings and financial condition.

The deterioration of the U.S. housing market and national decline in home prices in 2007, along with the continuing declines in 2008, may adversely affect the financial condition of a number of the Bank’s members, particularly those whose businesses are concentrated in the mortgage industry. One or more of the Bank’s members may default in its obligations to the Bank for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures or insolvency. In addition, the value of residential mortgage loans pledged by the Bank’s members to the Bank as collateral may decrease. If a member defaulted, and the Bank was unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely affect the Bank’s results of operations and financial condition.

The Bank has geographic concentration risks related to its private label MBS portfolio that may negatively impact its financial condition and performance.

The Bank has geographic concentrations of private-label MBS secured by mortgage properties. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments for additional information. To the extent that any of these geographic areas experience significant further declines in the local housing markets, declining economic conditions or a natural disaster, the Bank could experience increased losses on these investments.

The Bank is subject to increased credit risk exposures related to subprime and Alt-A mortgage loans that back its MBS investments, and any increased delinquency rates and credit losses could adversely affect the yield on or value of these investments.

The Bank invests in private label MBS, some of which are backed by subprime and Alt-A mortgage loans. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing those securities, some of those securities have subsequently been downgraded. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments for a description of the Bank’s portfolio of investments in these securities. Throughout 2008, MBS backed by subprime and Alt-A mortgage loans have been experiencing increased delinquencies and loss severities.

In addition, market prices for the privately issued subprime and Alt-A securities the Bank holds have deteriorated since year end December 31, 2007 due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007 could further reduce the fair value of the Bank’s portfolio of MBS. As a result, the Bank could experience other-than-temporary impairment on those investment securities in the future which could result in significant losses. See Item 3 Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments for more information on values of the Bank’s subprime and Alt-A MBS.

As described in Item 2 — Critical Accounting Estimates, OTTI assessment is a subjective and complex assessment by management.  Although the Bank does not consider its investments in private label MBS to be OTTI at September 30, 2008, if loan credit performance of the Bank’s private-label MBS portfolio deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds, it may be determined that certain of the private-label securities in the portfolio are OTTI, and the Bank would recognize an impairment loss equal to the aggregate difference between each affected security’s then-current carrying amounts and its fair value. Under each of the three stress test scenarios described in Item 3 —Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments, the Bank would recognize substantial losses, and in two of those stress scenarios losses would be in excess of the level of retained earnings at September 30, 2008. The Bank is subject to certain minimum capitalization requirements, as described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Requirements of the 2007 Form 10-K, and, if the Bank experienced losses that resulted in the Bank not meeting required capitalization levels, the Bank would be prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency which could have a material adverse impact on a member’s investment in our capital stock.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of the Bank’s MBS investments may be adversely affected.

As mortgage loans continue to experience increased delinquencies and loss severities, mortgage servicers continue their efforts to modify these loans in order to mitigate losses. Such loan modifications increasingly may include reductions in interest rate and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received.

In addition, many servicers are contractually required to advance principal and interest payments on delinquent loans backing MBS investments, regardless of whether the servicer has received payment from the borrower provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements, combined with decreasing property values in many areas may result in higher losses being allocated to the Bank’s MBS investments backed by such loans than the Bank may have expected or experienced to date.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

10.1	United States Department of the Treasury Lending Agreement, dated September 9, 2008

10.2	Federal Home Loan Bank of Boston 2008 Director Compensation Plan revised as of October 17, 2008

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

November 12, 2008	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2008	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)