Form 10-Q/A
period 2008-09-30
Federal Home Loan Bank of Boston
filed 2008-12-17
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Federal Home Loan Bank of Boston

Form 10-Q/A

(Amendment No. 1)

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, which we originally filed with the Securities and Exchange Commission, or SEC, on November 12, 2008, to add Exhibit 10. 2.3, The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated, and Exhibit 10.2.4, the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan, as amended and restated. These exhibits were omitted from the original filing.

This Amendment No. 1 continues to speak as of the date of our original quarterly report, and we have not updated the disclosure contained in that original quarterly report to reflect any subsequent events. Accordingly, you should read the filings we have made with the SEC since the time we filed that original quarterly report.

Part II – OTHER INFORMATION

Item 6.      Exhibits

10.1	United States Department of the Treasury Lending Agreement, dated September 9, 2008†

10.2	Federal Home Loan Bank of Boston 2008 Director Compensation Plan revised as of October 17, 2008†

10.2.3	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on July 18, 2008 effective January 1, 2008

10.2.4	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan, as amended and restated July 25, 2008 effective January 1, 2008

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†              Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

December 17, 2008	By:	/s/	Michael A. Jessee
Michael A. Jessee
President and Chief Executive Officer
(Principal Executive Officer)

December 17, 2008	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)