Form 10-K
period 2008-12-31
Federal Home Loan Bank of Boston
filed 2009-04-10
CIK 1331463

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. Employer Identification Number)
111 Huntington Avenue Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2008 the aggregate par value of the stock held by members of the registrant was $3,473,554,400. As of February 28, 2009, we had 36,868,981outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.    BUSINESS

General

        The Federal Home Loan Bank of Boston (the Bank) is a federally chartered corporation organized by Congress in 1932 and is a government-sponsored enterprise (GSE). The Bank is privately capitalized and its mission is to serve the residential-mortgage and community-development lending activities of its member institutions and housing associates located in the New England region. Altogether, there are 12 district Federal Home Loan Banks (FHLBanks) located across the United States (U.S.), each supporting the lending activities of member financial institutions within their specific regions. Each FHLBank is a separate entity with its own board of directors, management, and employees.

        Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to "the Bank," "we," "us," "our" or similar references mean the Federal Home Loan Bank of Boston.

        The Bank combines private capital and public sponsorship that enables its member institutions and housing associates to assure the flow of credit and other services for housing and community development. The Bank serves the public through its member institutions and housing associates by providing these institutions with a readily available, low-cost source of funds, thereby enhancing the availability of residential-mortgage and community-investment credit. In addition, the Bank provides members a means of liquidity through a mortgage-purchase program. Under this program, members are offered the opportunity to originate mortgage loans for sale to the Bank. The Bank's primary source of income is derived from the spread between interest-earning assets and interest-bearing liabilities. The Bank borrows funds at favorable rates due to its GSE status.

        The Bank's members and housing associates are comprised of institutions located throughout the New England region. The region is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Institutions eligible for membership include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, and insurance companies that are active in housing finance. The Bank is also authorized to lend to certain nonmember institutions (called housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold the Bank's capital stock for advances and certain other activities transacted with the Bank. The par value of the Bank's capital stock is $100 and is not publicly traded on any stock exchange. In addition, the U.S. government guarantees neither the member's investment in nor any dividend on the Bank's stock. The Bank is capitalized by the capital stock purchased by its members and by retained earnings. Members may receive dividends, which are determined by the Bank's board of directors, and may redeem their capital stock at par value after satisfying certain requirements discussed further in the Capital section in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

        As of February 28, 2009, the Bank had 206 full-time and two part-time employees.

Membership

        The Bank's members are financial institutions with their principal places of business located in the six New England states. The following table summarizes the Bank's membership, by type of institution, as of December 31, 2008, 2007, and 2006.

Membership Summary
Number of Members by Institution Type

	December 31,
	2008	2007	2006
Commercial banks	72	77	86
Thrift institutions	225	225	234
Credit unions	145	142	134
Insurance companies	19	13	11

Total members	461	457	465

        As of December 31, 2008, 2007, and 2006, approximately 80.3 percent, 77.2 percent, and 78.3 percent, respectively, of the Bank's members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and nonmember borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. Nonmember borrowers are required to hold capital stock to support outstanding advances with the Bank until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with the Bank is terminated. In addition, nonmember borrowers are required to deliver all required collateral to the Bank or the Bank's safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances and are not permitted to extend or renew the assumed advances.

        The Bank's membership includes the majority of Federal Deposit Insurance Company (FDIC)-insured institutions and large credit unions in its district that are eligible to become members. The Bank does not anticipate that a substantial number of additional FDIC-insured institutions will become members. Most other eligible nonmembers, such as insurance companies and smaller credit unions, have thus far elected not to join the Bank.

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

        Community Financial Institutions (CFIs) are defined in HERA as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). CFIs are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. HERA also adds secured loans for community development activities as a permitted purpose, and as eligible collateral, for advances to CFIs.

Business Segments

        The Bank has identified two main operating business segments: traditional business activities and mortgage-loan finance, which are further described below. The products and services provided reflect the manner in which financial information is evaluated by management. Refer to Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 17—Segment Information for additional financial information related to the Bank's business segments.

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

        Advances.    The Bank serves as a source of liquidity and makes loans, called advances, to its members and eligible housing associates on the security of mortgages and other collateral that members pledge. The Bank had 370 members, four eligible housing associates, and four nonmember institutions with advances outstanding as of December 31, 2008.

        The Bank establishes either a blanket lien on all financial assets of the member that may be eligible to be pledged as collateral or, for insurance company members in some instances and subject to the Bank's receipt of additional safeguards from such a member, a specific lien on assets specifically pledged as collateral to the Bank to secure outstanding advances. The Bank also reserves the right to require either specific listing of eligible collateral or specific delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for Bank advances includes: fully disbursed whole first mortgage loans on improved residential real estate; debt instruments issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first mortgage loans on improved residential real estate; and cash on deposit at the Bank that is specifically pledged to the Bank as collateral. The Bank also accepts secured small-business, small agri-business, and small-farm loans from member CFIs. In certain circumstances, other real-estate-related collateral may be considered by the

Bank. Such real-estate-related collateral must have a readily ascertainable value, and the Bank must be able to perfect a security interest in it. In accordance with Finance Agency regulations, the Bank accepts home-equity loans, home-equity lines of credit, and first mortgage loans on commercial real estate as well as other real-estate-related collateral. The Bank applies a collateral discount to all eligible collateral, based on the Bank's analysis of the risk factors inherent in the collateral. The Bank reserves the right, in its sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. or any agency thereof. The Bank's collateral policy complies with all applicable regulatory requirements.

        All parties that pledge collateral to the Bank are required to execute a representations and warranties document with respect to any mortgage loans and MBS pledged as collateral to the Bank. This document requires the pledging party to certify to knowledge of the Bank's anti-predatory lending policies, and to their compliance with those policies. In the event that any loan in a collateral pool or MBS that is pledged as collateral is (1) found not to comply in all material respects with applicable local, state, and federal laws, or (2) not accepted as qualified collateral as defined by the Bank, the pledging party must immediately remove said loan or MBS and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold the Bank harmless for any and all claims of any kind relating to the loans and MBS pledged to the Bank as collateral.

        Insurance company members may borrow from the Bank pursuant to a structure that either uses the Bank's ordinary advance agreements or a funding agreement. From the Bank's perspective, advances provided pursuant to funding agreements are generally treated in the same manner as advances under the Bank's ordinary advances agreement. As of December 31, 2008, the Bank had approximately $525.0 million of advances outstanding to Metlife Insurance Company of Connecticut pursuant to a funding agreement structure.

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

        In addition to member institutions, the Bank is permitted under the Federal Home Loan Bank Act of 1932 (FHLBank Act) to make advances to eligible housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital-stock-purchase requirements; however, they are subject to the same underwriting standards as members, but may be more limited in the forms of collateral that they may pledge to secure advances.

        Advances support the Bank's members' and housing associates' short-term and long-term borrowing needs, including their liquidity and funding requirements as well as funding mortgage loans and other assets retained in their portfolios. Advances may also be used to provide funds to any member CFIs. Because members may originate loans that they are unwilling or unable to sell in the secondary mortgage market, the Bank's advances can serve as a funding source for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members and housing associates that choose to sell or securitize their mortgages, the Bank's advances can provide interim funding.

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

        The Bank's advances products can also help members in their asset-liability management. The Bank offers advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) as amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms are offered up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2008, the Bank held $2.6 billion in amortizing advances.

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

  •
  Putable advances are intermediate- and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates, with an adjustable rate to the first put date, or with a capped floating rate. Members may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2008, the Bank held $9.3 billion in putable advances.

  •
  LIBOR-indexed collared floating-rate advances adjust monthly or quarterly and are capped and floored at strike levels chosen by the member. At December 31, 2008, the Bank had no outstanding collared floating-rate advances.

  •
  LIBOR-indexed capped floating-rate advances adjust monthly or quarterly and are capped at a strike level chosen by the member. At December 31, 2008, the Bank held $20.0 million in outstanding capped floating-rate advances.

  •
  Callable advances are fixed-rate and term structures that include a provision whereby the member may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2008, the Bank held $5.5 million in callable advances.

  •
  Symmetrical prepayment-fee advances allow the member to receive a fee when prepaying an advance in a rising interest-rate environment. At December 31, 2008, the Bank held $58.0 million in outstanding symmetrical prepayment-fee advances.

  •
  Slider advances are floating-rate advances with a defined strike rate, below which the advance's rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2008, the Bank held $15.5 million in outstanding Slider advances.

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

        Investments.    The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To better meet potential member credit needs at times when access to the CO debt market is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance), the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, and securities purchased under agreements to resell (secured by securities that have the highest rating from a nationally recognized statistical-rating organization (NRSRO)). The Bank endeavors to enhance interest income and further support its contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, supranational banks, MBS, and asset-backed securities (ABS) that are issued either by GSE mortgage agencies or by other private-sector entities provided that they carried the highest ratings from an NRSRO as of the date of purchase. The Bank's ABS holdings are limited to securities backed by loans secured by real estate. The Bank has also purchased bonds issued by housing-finance agencies that have at least the second-highest generic rating from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets.

        Under Finance Agency regulations, the Bank is prohibited from investing in certain types of securities, including:

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

        The Finance Agency's requirements limit the Bank's investment in MBS and ABS to 300 percent of the Bank's previous monthend capital on the day it purchases the securities. In addition, the Bank is prohibited from purchasing:

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

        On March 24, 2008, the board of directors of the Finance Board passed a resolution that authorizes each FHLBank to temporarily invest up to an additional 300 percent of its total capital in agency mortgage securities. The resolution requires, among other things, that the FHLBank notify the Finance Agency prior to its first acquisition under the expanded authority and include in its notification a description of the risk-management practices underlying its purchases. The expanded authority is limited to MBS issued by, or backed by pools of mortgages guaranteed by, The Federal National Mortgage Association (Fannie Mae) or The Federal Home Loan Mortgage Corporation (Freddie Mac), including collateralized mortgage obligations or real estate mortgage-investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks, dated October 4, 2006, and the Statement on Subprime Mortgage Lending, dated July 10, 2007. On July 18, 2008, the board of directors of the Bank authorized the Bank to invest up to an additional 100 percent of its capital in agency MBS pursuant to the Finance Agency's resolution. At this time the Bank does not intend to use this expanded authority.

        Other Banking Activities.    The Bank offers standby letters of credit (LOC), which are financial instruments issued by the Bank at the request of a member, promising payment to a third party (beneficiary) on behalf of a member. The Bank agrees to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, the Bank assists the member in facilitating its transaction with the beneficiary and receives a fee in return. The Bank evaluates a member for eligibility, collateral requirements, limits on maturity, and other credit standards required by the Bank before entering into any LOC transactions. Members must fully collateralize LOCs to the same extent that they are required to collateralize advances. The Bank may also issue LOCs on behalf of housing associates such as state and local housing agencies upon approval by the Bank. For the years ended December 31, 2008 and 2007, the fee income earned in connection with the issuance of LOC totaled $2.0 million and $2.3 million, respectively. During those two years, the Bank did not make any payment to any beneficiary to satisfy its obligation for the guarantee.

        The Bank enters into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. Each of the outstanding bond-purchase commitments entered into by the Bank expires either three or five years following the start of the commitment. For the years ended December 31, 2008 and 2007, the fee income earned in connection with standby bond-purchase agreements totaled $759,000 and $536,000, respectively.

        The Bank provides correspondent services, such as the purchase, sale, and safekeeping of securities on behalf of and solely at the direction of its members.

Mortgage-Loan Finance

Introduction

        The Bank invests or facilitates investments by Fannie Mae in mortgage loans through the Mortgage Partnership Finance®(MPF®) program, which is a secondary mortgage market structure under which the Bank either purchases or facilitates Fannie Mae's purchase of eligible mortgage loans from participating financial institution members (PFIs) (collectively, MPF loans). MPF loans are conforming conventional and government mortgage loans that are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) fixed-rate mortgage loans secured by one- to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans. MPF loans that are government loans are called MPF Government loans.

        The Bank offers five MPF loan products from which PFIs may choose. These products (Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra) are closed-loan products in which either the Bank, or Fannie Mae in the case of MPF Xtra, purchases loans that have been acquired or have already been closed by the PFI with its own funds. The PFI performs all the traditional retail loan origination functions under these MPF products.

        The FHLBank of Chicago developed the MPF program in order to help fulfill the housing mission of the FHLBanks, to diversify assets beyond the traditional member finance segment, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. Finance Agency regulations define the acquisition of acquired member assets (AMA regulation) as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation requirements, purchases are structured so that the credit risk associated with MPF loans is shared with PFIs.

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

        For conventional MPF loan products, PFIs assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement (CE amount) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI's CE amount covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account (FLA). PFIs are paid a credit enhancement fee (CE fee) for managing credit risk and in some instances all or a portion of the CE fee may be performance based. See the MPF Credit Enhancement Structure section, below, for a detailed discussion of the credit enhancement and risk-sharing arrangements for the MPF program.

®
"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

        On March 4, 2009, the Bank began offering the MPF Xtra product which provides the Bank's PFIs with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the MPF Provider who concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on the Bank's balance sheet and the related credit and market risk are transferred to Fannie Mae. Unlike other MPF products, PFIs under the MPF Xtra product do not provide any CE amount and do not receive CE fees because the credit risk of such loans is transferred to Fannie Mae. The MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the PFIs, and the MPF Provider pays the Bank a counterparty fee for the costs and expenses of marketing activities for these loans. The Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the PFI regarding the sold loans. The Bank may, in turn, seek reimbursement from the related PFI in any such circumstance, however the value of such a reimbursement right may be limited in the event of the related PFI's insolvency. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Mortgage Loans for additional discussion of such credit risk.

MPF Provider

        The term MPF Provider refers to FHLBank of Chicago, which establishes the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF program. They have also contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs, and in some cases a PFI acts as self-custodian.

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

Mortgage Standards

        Mortgage loans delivered under the MPF program must meet the underwriting and eligibility requirements in the MPF guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF guides. PFIs may utilize an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

  •
  Mortgage characteristics.  MPF loans must be qualifying five-year to 30-year conforming conventional or government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one- to -four unit single-family residential properties, and single unit second homes. Conforming loan size is established annually as required by Finance Agency regulations. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower). Loans secured by manufactured homes are subject to additional restrictions as set forth in the MPF Underwriting Guides.

  •
  Loan-to-Value Ratio and Primary Mortgage Insurance.  The maximum loan-to-value ratio (LTV) for conventional MPF loans must not exceed 95 percent, or 90 percent for loans sold under MPF Xtra that are for amounts in excess of generally applicable agency loan limits but are within agency requirements for high-cost areas, while FHLBank AHP mortgage loans may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value with the total amount of all mortgages outstanding against a property). Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance (MI), called primary MI, from an MI company that is rated at least triple-B by Standard & Poor's Ratings Services (S&P) and is acceptable to S&P.

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

        PFIs are required to comply with the MPF program policies contained in the MPF guides which include anti-predatory lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation, and custodian requirements, as well as detailing the PFI's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

MPF Loan Delivery Process

        In order to deliver mortgage loans under the MPF program, the PFI and MPF Bank will enter into a best efforts master commitment (master commitment), which provides the general terms under which the PFI will deliver mortgage loans to either an MPF Bank or the MPF Provider for concurrent transfers to Fannie Mae in the case of MPF Xtra, including a maximum loan delivery amount, maximum CE amount, if applicable, and expiration date. For MPF Xtra, the Bank assigns each master commitment entered into with its PFIs to the MPF Provider. PFIs may then request to enter into one or more mandatory purchase commitments (each, a delivery commitment), which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans. Each MPF loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected by the MPF Provider. Each MPF loan under a delivery commitment is linked to a master commitment so that the cumulative credit enhancement level can be determined for each master commitment.

        The sum of MPF loans delivered by the PFI under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee. Delivery commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a PFI for failing to deliver the amount of loans specified in a delivery commitment) or extension fees (fees charged to a PFI for extending the time deadline to deliver loans on a delivery commitment), which protect the MPF Bank, or Fannie Mae in the case of MPF Xtra, against changes in market prices.

        In connection with each sale to an MPF Bank, or the MPF Provider for concurrent transfer to Fannie Mae in the case of MPF Xtra, the PFI makes customary representations and warranties in the PFI agreement and under the MPF guides. These include eligibility and conformance of the MPF loans with the requirements in the MPF guides, compliance with predatory lending laws, and the integrity of the data transmitted to the MPF Provider. In addition, the MPF guides require each PFI to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements. Once an MPF loan is purchased, the PFI must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package meets MPF program requirements.

        The MPF Provider conducts an initial quality assurance review of a selected sample of MPF loans from each PFI's initial MPF loan delivery. The MPF Provider also performs periodic reviews of a sample of MPF loans to determine whether the reviewed MPF loans complied with the MPF program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the PFI and can result in the suspension or termination of a PFI's ability to deliver new MPF loans if the concern is not adequately addressed.

        Reasons for which a PFI could be required to repurchase an MPF loan include but are not limited to, MPF loan ineligibility, breach of representation or warranty under the PFI agreement or the MPF guides, failure to deliver the required MPF loan document package to an approved custodian, servicing breach, or fraud.

        The Bank does not currently conduct any quality assurance reviews of MPF Government loans. However, the Bank does allow its PFIs to repurchase delinquent MPF Government loans so that they may comply with loss-mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the MPF Government loan. In addition, just as for conventional MPF loans, if a PFI fails to comply with the requirements of the PFI agreement, MPF guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the affected MPF Government loans.

MPF Products

        A variety of MPF loan products have been developed to meet the differing needs of PFIs. The Bank offers five MPF products that its PFIs may choose from: Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra. The products have different credit-risk-sharing characteristics based upon the different levels for the FLA and CE amount and the types of CE fees (performance-based, fixed amount or none). There is no FLA, CE amount, or CE fees for MPF Xtra because the credit risk for such loans is transferred to Fannie Mae. The table below provides a comparison of the MPF products.

MPF Product Comparison Chart

Product Name	Bank's First-Loss Account Size	PFI Credit- Enhancement Size Description	Credit- Enhancement Fee Paid to the Member	Credit- Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	4 to 7 basis points/added each year	Equivalent to double-A rating.	7 to 10 basis points/year paid monthly	No	25 basis points/year
MPF Government	N/A	N/A Unreimbursed servicing expenses.	N/A	N/A	44 basis points/year plus 2 basis points/year(2)
MPF 125	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A rating.	7-10 basis points/year paid monthly; performance based	Yes	25 basis points/year
MPF Plus	35 basis points fixed	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A rating.	7 basis points/year fixed plus 6 to 7 basis points/year performance based (delayed for 1 year) all fees paid monthly	Yes	25 basis points/year
MPF Xtra	N/A	N/A	None	N/A	25 basis points/year

(1)
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA.

(2)
For master commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month end outstanding aggregate principal balance of the master commitment which is in addition to the customary 0.44 percent (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 2, 2007, and that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF Government loans.

MPF Loan Participations

        The Bank previously sold participation interests to other MPF Banks at the time MPF loans were acquired, although it is the Bank's intent to hold all MPF loans for investment, excluding loans sold by

PFIs under MPF Xtra because such loans are sold to Fannie Mae rather than to the Bank. The participation percentages in such loans varied by each master commitment, by agreement of the MPF Bank selling the participation interests (the Owner Bank), and the MPF Provider. To date, the Bank has only sold participation interests to the MPF Provider. The MPF Provider has ceased purchasing participation interests from the Bank. Loans sold pursuant to MPF Xtra cannot be participated.

        The Bank is responsible for evaluating, monitoring, and certifying to any participant MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter. The Bank is responsible for ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI's CE amount. The Bank is also responsible for enforcing the PFI's obligations under its PFI agreement.

        Participation percentages for MPF loans (excluding those originated under the MPF Xtra program) range from 100 percent to be retained by the Owner Bank to 100 percent participated to another MPF Bank. The participation percentages do not change during the period that a master commitment is open unless the MPF Banks contractually agree to change their respective shares or the Owner Bank exercises the right to require the MPF Provider to acquire a 100 percent participation for delivery commitments for a particular day. If the specified participation percentage in a master commitment never changes, then the percentage for risk-sharing of losses remains unchanged throughout the life of the master commitment.

        The risk-sharing and rights of the Owner Bank and participating MPF Bank(s) were as follows:

  •
  each paid its pro rata share of each MPF loan acquired under a delivery commitment and related master commitment based upon the participation percentage in effect at the time;

  •
  each receives its pro rata share of principal and interest payments and is responsible for CE fees based upon its participation percentage for each MPF loan under the related delivery commitment;

  •
  each is responsible for its pro rata share of FLA exposure and losses incurred with respect to the master commitment based upon the overall risk-sharing percentage for the master commitment; and

  •
  each may economically hedge its share of the delivery commitments as they are issued during the open period.

        Other than for the MPF Xtra for which there is no FLA or CE amount, the FLA and CE amount apply to all the MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank's specified participation percentage was 25 percent under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank risk-sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changed its initial percentage in the master commitment, the risk-sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.

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

        If an MPF loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. The MPF guides permit certain types of forbearance plans. Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the PFI's default management activities for that MPF loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the PFI, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance (MI) requirements, if applicable, and conformity to the cost and timeliness standards of the MPF guides. The master servicer disallows the reimbursement to the PFI of any servicing advances related to the PFI's failure to perform in accordance with the MPF guides. If there is a loss on a conventional MPF loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate-owned property to the MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interest in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the PFI.

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

MPF Credit Enhancement Structure

Overview

        Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, the MPF Bank and PFI share the risk of credit losses on MPF loans under the MPF programs by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF product selected by the PFI and is referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI, in its role as credit enhancer, would be required to cover losses. The FLA is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance-based CE fees, the MPF Bank may withhold CE fees to recover losses at the FLA level, essentially transferring a portion of the first layer risk of credit loss to the PFI.

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

        The PFI receives a CE fee in exchange for providing the CE amount which may be used to pay for SMI. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans under the master commitment. The CE fee and CE amount may vary depending on the MPF product selected. CE fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF loan interest income when paid by us. We also pay performance CE fees which are based on actual performance of the pool of MPF loans in each master commitment. For the Original MPF product, the CE fee is a fixed payment to the PFI. For the MPF 125 product, the CE fee is performance-based and losses to the MPF Bank can be reimbursed by the MPF Bank withholding the performance-based CE fee. Under the MPF Plus product, we also pay performance-based and fixed CE fees. For the MPF Government product, the PFI is paid a CE fee equal to 0.02 percent (two basis points) per annum for master commitments issued prior to February 2, 2007 but no CE fee for master commitments issued after that date. There are no CE fees for MPF Xtra product. Losses experienced by the MPF Bank in this product can be reimbursed by the MPF Bank withholding the performance-based CE fee. The fixed fee can be used to pay the SMI premium. To the extent that losses in the current month exceed performance CE fees accrued, the remaining losses may be recovered from withholding future performance CE fees payable to the PFI.

Loss Allocation

        Other than MPF Xtra, credit losses on conventional MPF loans not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and PFI as follows:

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

  •
  Second, to the PFI under its CE obligation, losses for each master commitment in excess of the FLA, if any, up to the CE amount. The CE amount may consist of a direct liability of the PFI to pay credit losses up to a specified amount, a contractual obligation of the PFI to provide SMI or a combination of both. For a description of the CE amount calculation see Mortgage-Loan Finance—Setting Credit Enhancement Levels below.

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

Setting Credit Enhancement Levels

        Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, Finance Agency regulations require that MPF loans be sufficiently credit enhanced at the time of purchase so that the Bank's risk of loss is limited to the losses of an investor in a double-A-rated MBS. In cases where the Bank's risk of loss is greater than that of an investor in a double-A-rated MBS, the Bank holds additional credit risk-based capital in accordance with Finance Agency regulations based on the putative credit rating of the pool. The MPF Provider analyzes the risk characteristics of each MPF loan (as provided by the PFI) using S&P's LEVELS® model in order to determine the required CE amount for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology). The PFI's CE amount (including the SMI policy for MPF Plus) is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a double-A-rated MBS and our initial FLA exposure (which is zero for the Original MPF product).

        For MPF Plus, the PFI is required to provide an SMI policy covering the MPF loans in the master commitment and having a deductible initially equal to the FLA. Depending upon the amount of the SMI policy (determined in part by the amount of the CE fees paid to the PFI), the PFI may or may not have any direct liability on the CE amount.

        The Bank is required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF loans.

Credit Enhancement Fees

        The structure of the CE fee payable to the PFI depends upon the product type selected. There is no CE amount and accordingly no CE fee payable to the PFI for MPF Xtra. For Original MPF, the PFI is paid a monthly CE fee between 0.07 percent and 0.10 percent (seven to 10 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF loans in the master commitment.

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

        Only MPF Government loans are eligible for sale under the MPF Government product. The PFI provides and maintains insurance or a guaranty from the applicable federal agency (that is, the FHA, VA, RHS, or HUD) for MPF Government loans and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government loans. Only PFIs that are licensed or qualified to originate and service government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government loans under the MPF program.

        The table below summarizes the average PFI CE fee of all master commitments:

Average PFI CE Fee as a Percent of Master Commitments

	December 31,
Loan Type	2008	2007
Original MPF	0.10%	0.10%
MPF 125	0.10	0.10
MPF Plus	0.13	0.13
MPF Government	0.02	0.02
MPF Xtra	N/A	N/A

Credit Risk Exposure on MPF Loans

        The Bank's credit risk from MPF loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate collateral securing the MPF loan, offset by the PFI's CE amount, other than for MPF Xtra under which there is no CE amount because the credit risk of the loans is transferred to Fannie Mae. Under the MPF program, the PFI's CE amount may take the form of a contingent performance-based CE fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment and the CE amount (which represents a direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment). Under the AMA regulation, any portion of the CE amount that is a PFI's direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI agreement provides that the PFI's obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that we may request additional collateral to secure the PFI's obligations.

        The Bank also has credit risk of loss on MPF loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance-based CE fees, or from an SMI insurer, as applicable. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Mortgage Loans.

        The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks' percentage interest in the master commitment. Accordingly, the credit risk assumed by the Bank is driven by its percentage interest in each master commitment. See Mortgage-Loan Finance—MPF Loan Participations in this Item.

Deposits

        The Bank offers demand and overnight-deposit programs to its members and housing associates. Term deposit programs are also offered to members. The Bank cannot predict the timing and amount of deposits that it receives from members and therefore does not rely on deposits as a funding source for advances and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that the Bank can liquidate deposits on request.

        The Bank must maintain compliance with statutory liquidity requirements that require the Bank to hold cash, obligations of the U.S., and advances with a maturity of less than five years in an amount not less than the amount of deposits of members. The following table provides the Bank's liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2008	2007
Liquid assets
Cash and due from banks	$5,735	$6,823
Interest-bearing deposits	3,279,075	50
Advances maturing within five years	50,390,148	50,433,452

Total liquid assets	53,674,958	50,440,325
Total deposits	611,070	713,126

Excess liquid assets	$54,286,028	$51,153,451

        Refer to the Liquidity Risk section in Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further information regarding the Bank's liquidity requirements.

Consolidated Obligations

        The Bank funds its assets primarily through the sale of debt securities known as consolidated obligations, and referred to herein as COs. The Bank's ability to access the money and capital markets—across a wide maturity spectrum, in a variety of debt structures through the sale of COs—has historically allowed the Bank to manage its balance sheet effectively and efficiently. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

        COs, consisting of bonds and discount notes, represent the primary source of debt used by the Bank to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service (Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the predicted likelihood of timely payment of principal and interest on the COs. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with excellent capital-market access. However, the Bank's funding environment remains stressed as the impact of the financial market turmoil persists. There has been a wide array of both intended and unintended consequences from the wide variety of governmental actions intended to support credit markets. During the fourth quarter, spreads on FHLBank term debt widened due in part to continued institutional investor de-levering, increasing competition for funds including competition with FDIC-guaranteed paper through the Temporary Liquidity Guarantee Program, and continuing flight to quality with investors seeking the most liquid on-the-run Treasury investments. However, the Federal Reserve Board has recently initiated a program to purchase GSE debt, which has offset somewhat the widening spreads. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity for more information.

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

        CO bonds are traditionally issued to raise intermediate and long-term funds for the Bank. The FHLBanks are among the world's most active issuers of debt, issuing on a near-daily basis. The Bank frequently participates in these issuances, sometimes engaging in several issuances in a single day. The Bank places orders through the Office of Finance or responds to inquiries by authorized underwriters. The Office of Finance endeavors to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested amount. In some cases, proceeds from partially fulfilled offerings must be allocated in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank.

        Discount Notes.    CO discount notes are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to 365 days (or 366 in a leap year). The Bank generally participates in CO discount note issuance on a daily basis as a means of funding short-term assets and managing its short-term funding gaps. During 2008, the Bank also periodically funded longer-term assets through the issuance of CO discount notes rather than CO bonds when CO discount notes could be issued at more favorable pricing than CO bonds, as further discussed under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Liquidity. Each FHLBank submits commitments to issue CO discount notes in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits that the Bank has specified in its commitment, above which the Bank will not accept funding. CO discount notes are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors. The selling group dealers receive no selling concession if the bonds are sold at auction. Otherwise, the Bank pays them a selling concession.

        Finance Agency regulations require that each FHLBank maintain the following types of assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank's participation in the total COs outstanding:

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

        The following table illustrates the Bank's compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2008	2007
Non-pledged asset totals
Cash and due from banks	$5,735	$6,823
Advances	56,926,267	55,679,740
Investments(1)	18,864,899	17,862,559
Mortgage loans, net	4,153,537	4,091,314
Accrued interest receivable	288,753	457,407
Less: pledged assets	(916,068)	(88,844)

Total non-pledged assets	$79,323,123	$78,008,999

Total consolidated obligations	$74,726,268	$73,410,156

Ratio of non-pledged assets to consolidated obligations	1.06	1.06

    (1)
    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

        Although each FHLBank is primarily liable for the portion of COs corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs. Under Finance Agency regulations, if the principal or interest on any CO issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

        To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding, or on any other basis the Finance Agency may determine.

        Neither the Finance Agency nor any predecessor regulator of the Bank has ever required the Bank to repay obligations in excess of the Bank's participation nor have they allocated to the Bank any outstanding liability of any other FHLBank's COs.

Capital Resources

        Capital Plan.    The Bank's Class B stock may be issued, redeemed, and repurchased by the Bank only at its par value of $100 per share. Capital stock outstanding is redeemable by a withdrawing member on five years' notice. At the end of the five-year stock-redemption period, the Bank must comply with the redemption request unless doing so would cause the Bank to fail to comply with its minimum regulatory capital requirements, or would violate any other regulatory prohibitions. Members that withdraw from membership may not reapply for membership in any FHLBank for five years. At the Bank's discretion, members may redeem at par value any capital stock greater than their minimum investment requirement or sell it to other Bank members at par value. The Bank's Class B stock is exempt from registration under the Securities Act of 1933. The Bank's capital plan is provided as Exhibit 4 to this Form 10-K.

        Activity-Based Stock-Investment Requirement (ABSIR).    Members must hold Class B stock based on outstanding activity with the Bank. The ABSIR for advances is as follows:

For advances with a term of:	The ABSIR is the following portion of outstanding balances
Overnight (one business day)	3.0%
More than one business day through three months	4.0
Greater than three months	4.5

        For standby letters of credit, the ABSIR is 4.5 percent of the credit equivalent amount of the standby letter of credit as defined in Finance Agency regulations (currently 50 percent of the face amount of the standby letter of credit). For outstanding member-intermediated derivatives, the ABSIR is 4.5 percent of the sum of 1) the current credit exposure of the derivative, and 2) the potential future exposure as defined in Finance Agency regulations.

        Membership Stock-Investment Requirement (MSIR).    In addition to the ABSIR, members must hold the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25 million.

        Total Stock-Investment Requirement (TSIR).    The sum of the ABSIR and the MSIR is the TSIR. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2008, members and nonmembers with capital stock outstanding held excess capital stock totaling $677.3 million, representing approximately 18.4 percent of total capital stock outstanding.

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

        The Bank has implemented an Excess Stock Repurchase Program (ESRP) that is intended to enhance the Bank's ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. Under the ESRP, on a monthly basis, management determines available capital required to support incremental business activity and determines the desired amount of stock, if any, to repurchase from members. Under the ESRP, the Bank may unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their minimum TSIR amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset fluctuations. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. Under the program the Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member's capital-stock balance being less than the member's TSIR amount plus $200,000. For the year ended December 31, 2008, the Bank did not repurchase excess capital stock under the ESRP. Without regard to the ESRP, members who hold shares in excess of their TSIR may submit written requests for the Bank to repurchase excess stock at any time. The Bank, at its sole discretion, can approve these requests, in whole or in part, based on an assessment of the Bank's business interests and its current and projected capital position. During 2008, the Bank repurchased $455.6 million in excess capital stock in response to members' requests.

        Effective December 8, 2008, the Bank placed a moratorium on all excess stock repurchases to help preserve the Bank's capital in the light of certain liquidity challenges for the Bank that have arisen during 2008 and continue to develop into 2009. These liquidity challenges are discussed under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Liquidity.

        The Bank's board of directors has a right and an obligation to call for additional capital-stock purchases by the Bank's members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than double-A from an NRSRO.

        Mandatorily Redeemable Capital Stock.    In compliance with Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassifies stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2008, the Bank had $93.4 million in capital stock subject to mandatory redemption from eight former members or withdrawing members. This amount has been classified as a liability for mandatorily redeemable capital stock in the statement of condition in accordance with SFAS 150. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, at its sole discretion, repurchase the excess activity-based stock as described above.

        Retained Earnings.    The Bank's methodology for determining retained earnings adequacy incorporates the Bank's assessment of the various risks that could potentially adversely affect retained earnings if trigger stress scenario conditions occurred. Principal elements of this risk are market risk and credit risk. Market risk is represented through the Bank's value-at-risk (VaR) market-risk measurement which captures 99 percent of potential changes in the Bank's market value of equity due to potential parallel and nonparallel shifts in yield curves applicable to the Banks' assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due to but not limited to potential adverse ratings migrations for the Bank's assets and potential defaults.

        On December 14, 2008, the Bank's board of directors adopted a retained earnings target of $600.0 million. See Item 5—Management's Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a discussion of the Bank's retained earnings target and the quarterly dividend payout restriction. The Bank's retained earnings target could be revised in response to potential Finance Agency mandates or due to potential changes in the Bank's risk profile. See Item 1A—Risk Factors. At December 31, 2008, the Bank had an accumulated deficit of $19.7 million.

        Dividends.    The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. Refer to Item 5—Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank's board of directors may declare and pay dividends in either cash or capital stock. In no event may the Bank pay a dividend if, having done so, the Bank's retained earnings level would be less than zero. On December 14, 2008, the Bank's board of directors adopted a policy under which the Bank may pay up to 50 percent of the prior quarter's net income while the Bank's retained earnings are less than its targeted retained earnings level. On February 26, 2009, the Bank announced that dividend payments for 2009 are unlikely. At December 31, 2008, the Bank had an accumulated deficit of $19.7 million and became prohibited from paying dividends until the Bank generates sufficient net income to eliminate the accumulated deficit.

Interest-Rate-Exchange Agreements

        Finance Agency regulations establish guidelines for interest-rate-exchange agreements. The Bank can use interest-rate swaps, swaptions, interest-rate-cap and floor agreements, calls, puts, futures, and forward contracts as part of its interest-rate-risk management and funding strategies. Finance Agency regulations require the documentation of non-speculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

        In general, the Bank uses interest-rate-exchange agreements in three ways: 1) by designating them as a fair-value or cash-flow hedge of a hedged financial instrument, firm commitments, or a forecasted transaction, 2) economic hedges in asset-liability management that are not designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), or, 3) by acting as an intermediary between members and the capital markets. For example, the Bank uses interest-rate-exchange agreements in its overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets, including advances, investments, and mortgage loans, and/or to adjust the interest-rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate-exchange agreements to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.

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

        For fixed-rate bullet advances that receive only interest payments until maturity and that do not contain an option for the member to accelerate repayment without a make-whole prepayment fee, the Bank may decide to enter into an interest-rate swap that effectively converts the fixed rate to a floating rate. The Bank funds these synthetic floating-rate advances with synthetic floating-rate debt or discount notes. In deciding whether to swap fixed-rate bullet advances, the Bank analyzes the disparity between the cost of funds/swap-curve spread and the three-month discount note/LIBOR spread. In the case where this disparity is large, the Bank would likely swap the advance and pass the savings in the form of lower advance rates to our members.

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

Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may also have access to federal funds, negotiable certificates of deposit, bankers' acceptances, and medium-term notes, and may also have independent access to the national and global credit markets and the Federal Reserve Discount Window. Additionally, some large commercial banks that have memberships in the FHLBanks have issued covered bonds in the European bond market and may issue covered bonds in the nascent U.S. covered bond market, each of which are funding strategies that may be adopted by other members of FHLBanks. More recently members have accessed the myriad of liquidity programs established in response to the continuing volatility in the global capital markets and the U.S. economic and housing recession, including the Troubled Assets Relief Program's (the TARP's) capital injections which directly increases each recipient's ability to lend, favorable changes to the Federal Reserve Board's requirements for borrowing directly from the Federal Reserve Banks, the Federal Reserve Board's commercial paper facility, and the FDIC's Temporary Liquidity Guarantee Program as surrogates to the Bank's traditional advance products, each as described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral. Further, demand for the Bank's advances may be adversely impacted by certain legislative and regulatory developments. For example, on February 27, 2009, the FDIC approved a final rule to increase deposit insurance premium assessments based on secured liabilities, including the Bank's advances, to the extent that the institution's ratio of secured liabilities to domestic deposits exceeds 25 percent as further described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments. The demand for advances from Bank members impacted by this final rule may decrease due to the increased all-in cost from their increased premium assessments.

        Mortgage Loans Held for Portfolio.    The activities of the Bank's MPF portfolio are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured loans. The Bank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Historically, the most direct competition for mortgages came from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac. The recently announced Federal Reserve Board agency MBS purchase program, as described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislation and Regulatory Developments, may dramatically alter the market for fixed-rate mortgage loans. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency mortgage pricing. Comparative MPF price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF products could diminish.

        Debt Issuance and Interest-Rate Exchange Agreements.    The Bank competes with corporate, sovereign, and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. More recently, the FHLBanks have faced competition in their funding operations from debt issued by banks under the Temporary Liquidity Guarantee Program, as more fully discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity. These factors may adversely impact the Bank's ability to effectively complete transactions in the swap market. Because the Bank uses interest-rate-exchange agreements to modify the terms of many of its CO bond issues, conditions in the swap market may affect the Bank's cost of funds.

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

Assessments

        REFCorp Assessment.    Although the Bank is exempt from all federal, state, and local taxation, except for property taxes, it is obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. There is no REFCorp payment obligation when net earnings are zero or less, as was the case for 2008. The REFCorp contribution requirement was established by Congress in 1989 to provide funds to pay a portion of the interest on debt issued by the Resolution Trust Corporation that was used to assist failed savings and loan institutions. These interest payments totaled $300 million per year, or $75 million per quarter for the 12 FHLBanks through 1999. In 1999, the Gramm-Leach-Bliley Act of 1999 (GLB Act) changed the annual assessment to a flat rate of 20 percent of net earnings (defined as net income determined in accordance with accounting principles generally accepted in the United States of America (GAAP)) after AHP expense. Since 2000, the FHLBanks have been required to make payments to REFCorp until the total amount of payments made is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. The expiration of the obligation is shortened as the 12 FHLBanks make payments in excess of $75 million per quarter.

        Because the FHLBanks contribute a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid have exceeded the required $75 million per quarter for the past several years. As specified in the Finance Agency regulation that implements Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon Treasury bonds to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate zero-coupon yields used in this calculation. Through December 31, 2008, the FHLBanks' aggregate payments have satisfied $42.5 million of the $75 million requirement for April 15, 2013 and all scheduled payments thereafter. These defeased payments, or portions thereof, could be restored in the future if actual REFCorp payments of the 12 FHLBanks fall short of $75 million in any given quarter. Contributions to REFCorp will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBanks, the total cumulative amount to be paid by the Bank to REFCorp is not determinable.

        If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank's obligation to the REFCorp would be calculated based on the Bank's year-to-date GAAP net income. The Bank would be able to reduce future assessment payments by the amounts paid in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCorp for the year.

        During the fourth quarter of 2008, the Bank recorded a loss before assessments of $331.5 million which resulted in an overpayment of the Bank's 2008 REFCorp obligation. The amount of the overpayment is recorded as a prepaid asset on the statement of condition and will be used towards future assessments.

        AHP Assessment.    Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before charges for AHP and interest expense associated with mandatorily redeemable capital stock (regulatory net income). This definition of regulatory net income for purposes of calculating the AHP assessment has been determined by the Finance Agency.

        In annual periods where the Bank's regulatory net income is zero or less, as was the case for 2008, the AHP assessment for the Bank is zero. However, if the annual 10 percent contribution provided by each individual FHLBank is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. REFCorp determines allocation of this shortfall. There was no such shortfall in any of the preceding three years.

        The actual amount of the AHP contribution is dependent upon both the Bank's regulatory net income minus payments to REFCorp, and the income of the other FHLBanks; thus future contributions are not determinable.

        Through the AHP, the Bank is able to address some of the affordable-housing needs of the communities served by its members. The Bank partners with member financial institutions to work with housing organizations to apply for funds to support initiatives that serve very low- to moderate-income households. The Bank uses funds contributed to the AHP program to award grants and low-interest-rate advances to its member financial institutions that make application for such funds for eligible, largely nonprofit, affordable housing development organizations in their respective communities. Such funds are awarded on the basis of an AHP Implementation Plan adopted by the Bank's board of directors, which implements a nationally based scoring methodology mandated by the Finance Agency.

        The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides its net income before AHP and REFCorp assessments to the REFCorp, which then performs the calculations at each quarterend date.

ITEM 1A.    RISK FACTORS

        The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. The risks described below, if realized, could adversely impact the Bank's business operations, financial condition, and future results of operations, and, among other things, could result in the Bank being prohibited from paying dividends and/or repurchasing and redeeming its common stock.

The Bank May Become Liable for All or a Portion of the Consolidated Obligations of the FHLBanks, Which Could Adversely Impact the Bank's Financial Condition and Results of Operations.

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

        The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could adversely impact the Bank's financial condition and results of operations.

The Bank is Subject to Increased Credit Risk Exposures Related to Subprime and Alt-A Mortgage Loans that Back its MBS Investments, and Any Increased Delinquency Rates and Credit Losses Could Adversely Affect the Yield on or Value of These Investments.

        The Bank invests in private-label MBS, some of which are backed by subprime and Alt-A mortgage loans. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing those securities, some of those securities have subsequently been downgraded. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for a description of the Bank's portfolio of investments in these securities. Throughout 2008, MBS backed by subprime and Alt-A mortgage loans experienced increased delinquencies and loss severities.

        In addition, market prices for the privately issued subprime and Alt-A securities the Bank holds have deteriorated since yearend December 31, 2007, due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007, could further reduce the fair value of the Bank's portfolio of MBS. As a result, the Bank could experience additional other-than-temporary impairment charges on those investment securities in the future, which could result in significant losses. See Item 7A Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for more information on values of the Bank's subprime and Alt-A MBS.

        As described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex assessment by management. The Bank incurred a charge of $381.7 million for MBS that management determined were other other-than-temporarily impaired as of December 31, 2008, which represented the aggregate difference between the fair value and current book value of the affected MBS at that date. If loan credit performance of the Bank's private-label MBS portfolio deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds, it may be determined that other private-label securities in the portfolio are other-than-temporarily impaired, and the Bank would recognize an impairment loss equal to the aggregate difference between each affected security's then-current carrying amounts and its fair value. For example, when loss severities are increased by five percentage points, potential principal and interest shortfall is $62.8 million, or 1.48 percent of par value as of December 31, 2008; the unrealized loss in fair value associated with the securities impacted in this scenario is $313.6 million as of December 31, 2008. When default rates are increased by 10 percentage points, projected principal and interest shortfall, according to the stress test scenario results, is $62.5 million, or 1.48 percent of par value as of December 31, 2008, while the unrealized loss in fair value is $327.5 million as of December 31, 2008. When voluntary prepayment rates are decreased by a proportional 15 percent, according to the stress test scenario results, the potential principal and interest shortfall is $42.3 million, or 1.00 percent of par value as of December 31, 2008, while the unrealized loss in fair value for the affected securities is $134.2 million as of December 31, 2008. Under each of these three stress test scenarios, the Bank would recognize substantial losses. At December 31, 2008, the Bank had an accumulated deficit of $19.7 million. The Bank is subject to certain minimum capitalization requirements, as described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Requirements, and, if the Bank experienced losses that resulted in the Bank not meeting required capitalization levels, the Bank would be subject to certain capital restoration requirements and prohibited from redeeming or repurchasing capital stock without the prior approval of the Finance Agency which could adversely impact a member's investment in the Bank's capital stock.

Other FHLBank Determinations of Other-Than-Temporary-Impairment of Investments Commonly Held with the Bank May Cause the Bank to Recognize Other-Than-Temporary-Impairment Charges on Those Same Investments.

        As described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates, OTTI assessment is a subjective and complex assessment. The Bank qualitatively considers all available information when assessing whether an impairment is other than temporary. Such information can include information the Bank has concerning whether another FHLBank has determined that the security being assessed is other than temporarily impaired. Since the Bank's financial statements are combined and published with the other FHLBanks in connection with the debt issuance process of the FHLBank System, the Bank from time to time may consider this qualitative factor in its assessment of OTTI.

        During the process of completing the Bank's other-than-temporary assessment of its investments for yearend 2008, the Bank was informed that there were three private-label MBS in the Bank's portfolio that were also owned by other FHLBanks which had concluded that these securities were other-than-temporarily impaired. While the Bank's quantitative assessment of the cash flows project no credit loss for these three securities, the Bank recognized these securities to be other-than-temporarily impaired and recorded an associated impairment charge of $42.7 million. While the Bank cannot provide any assurance that all results of its OTTI assessment are or will be consistent with all other FHLBanks, this action was taken to provide consistent reporting on these securities in the FHLBanks' Combined Financial Report and is reflective of a qualitative factor in our OTTI assessment.

Ratings Downgrades and Decreases in the Fair Value of the Bank's Investments May Increase the Bank's Risk-Based Capital Requirement.

        The Bank is subject to certain minimum capital requirements including a risk-based capital requirement, as described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital. The risk-based capital requirement is the sum of credit-risk, market-risk, and operations-risk capital requirements. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. Each of the Bank's investments carries a credit-risk capital requirement that is based on the rating of the investment, and for non-mortgage investments and advances, based on tenor, and the total credit-risk capital requirement is the sum of each investment's credit-risk capital requirement. Accordingly, ratings downgrades on individual investments cause the total credit-risk-based capital requirement to rise. Declines in the fair value of the Bank's investments below 85 percent of book value of equity increase the Bank's market-risk capital requirement. The operations-risk capital requirement is impacted by increases in credit-risk and market-risk capital requirements, because the operations-risk capital requirement is 30 percent of the sum of the credit-risk and market-risk capital requirements.

        At December 31, 2008, the Bank's total risk-based capital requirement was approximately $2.1 billion in comparison with approximately $363.5 million at December 31, 2007, which primarily resulted from the sharp decline in the market value of MBS during the first half of 2008. At December 31, 2008, the Bank had permanent capital of $3.6 billion and so was in excess of its risk-based capital requirement by $1.5 billion. The credit rating of several of the Bank's investments have been downgraded since yearend 2008, in some cases to below investment grade ratings, and the total risk-based capital requirement at February 28, 2009, was $2.4 billion. At February 28, 2009, the Bank had permanent capital of $3.7 billion and so was in excess of its risk-based capital requirement by $1.3 billion. However, further ratings downgrades on the Bank's investments or decreases in the fair value of the Bank's investments may further increase the Bank's risk-based capital requirement. If the Bank is unable to satisfy its risk-based capital requirement, the Bank would be subject to certain capital restoration requirements and prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and redeeming or repurchasing capital stock without the prior approval of the Finance Agency which could adversely impact a member's investment in the Bank's capital stock.

Proposed Legislation in Response to the U.S. Housing and Economic Recession May Adversely Impact the Bank's Investments in MBS and Loans and Member Borrowing Capacity.

        Certain proposed federal legislation in responses to the continuing U.S. housing and economic recession may adversely impact the Bank's investments in MBS and loans and member borrowing capacity. For example, federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, such reduction currently being prohibited by the Bankruptcy Reform Act of 1994. Some of the private-label MBS in which the Bank has invested contains a cap on bankruptcy losses, and when such cap is exceeded, bankruptcy losses are allocated among all classes of such MBS on a pro-rata basis among the classes of such MBS rather than by seniority. In the event that this legislation is enacted so as to apply to all existing mortgage debt (including first mortgages of owner-occupied homes), then the Bank could face increased risk of credit losses on its private-label MBS that include such bankruptcy caps due to the erosion of its credit protection it would have otherwise had via its senior class of such MBS and any such credit losses may lead to other-than-temporary impairment charges for affected private-label MBS in the Bank's held-to-maturity portfolio. Additionally, bankruptcy cramdowns could adversely impact the value of the collateral held in support of the Bank's loans to members, resulting in reduction of member borrowing capacity, and could adversely impact value of the MPF mortgage loans held by the Bank. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Legislative and Regulatory Developments for additional discussion of this proposed legislation and its possible impact on the Bank.

The Bank is Subject to a Complex Body of Laws and Regulations, Which Could Change in a Manner Detrimental to the Bank's Operations.

        The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Agency, an independent agency in the executive branch of the federal government, that regulates the Bank. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks, and (2) the manner in which the FHLBanks carry out their housing-finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact the Bank's ability to conduct business, or on the cost of doing business.

        The enactment of the HERA on July 31, 2008, and subsequent actions by the Bank's new regulator, the Finance Agency, to adopt or modify regulations, orders or policies, including interpretations or applications by the Bank's prior regulator, the Finance Board, could adversely impact the Bank's business, operations, and/or financial condition. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments for a description of HERA. The Bank cannot predict how HERA or subsequent actions by the Finance Agency involving the adoption or modification of regulations, orders or policies, including interpretations or applications by the Finance Agency, may adversely impact the Bank's business, operations, and/or financial condition.

        In accordance with HERA, effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks, described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital. The interim rule has a comment deadline of May 15, 2009, following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks. The interim final rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Finance Agency has discretion to re-classify an FHLBank and to modify or add to corrective action requirements for a particular capital classification. If the Bank becomes classified into a capital classification other than adequately capitalized, the Bank may be adversely impacted by the corrective action requirements for that capital classification. Although the Bank cannot predict the content of the final capital classification rule, such final rule may include additional requirements that could adversely impact the Bank.

        The Bank cannot predict whether additional regulations will be promulgated or whether additional legislation will be enacted, and the Bank cannot predict the effect of any such additional regulations or legislation on the Bank's operations. Additional changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-purchase-program activities, which could adversely impact the Bank's financial condition and results of operations. The enactment of legislation and regulations may also have an indirect, adverse impact on the Bank. See "The Bank Faces Competition for Loan Demand and Loan Purchases, Which Could Adversely Impact Earnings" in this Item for discussion of the enactment of certain federal legislation and regulations that have increased competition to the Bank as a supplier of advances, which may adversely impact the Bank's earnings. See "Proposed Legislation in Response to the U.S. Housing and Economic Recession May Adversely Impact the Bank's Investments in MBS and Loans and Member Borrowing Capacity" in this Item for a discussion of proposed legislation that may adversely impact the Bank's investments and member borrowing capacity.

The Loss of Significant Members May Adversely Impact the Bank's Capital and Result in Lower Demand for the Bank's Products and Services.

        At December 31, 2008, the Bank's five largest members held 51.6 percent of the Bank's stock. The loss of significant members or a significant reduction in the level of business they conduct with the Bank could result in a reduction of the Bank's capital and lower demand for the Bank's products and services in the future. Effective December 8, 2008, the Bank placed a moratorium on all excess stock repurchases, and on February 26, 2009, the Bank announced that dividend payments for 2009 are unlikely. At December 31, 2008, the Bank recorded a net loss of $274.2 million for the quarter ended December 31, 2008, resulting in an accumulated deficit of $19.7 million and became prohibited from paying dividends until the Bank generates sufficient net income to have retained earnings. The inability to pay dividends and the moratorium on all excess stock purchases may be an incentive for members to either withdraw from membership or reduce demand for the Bank's products and services.

        Also, consolidations within the financial services industry may reduce the number of current and potential members in the Bank's district. A financial institution acquiring a member of the Bank would be precluded from becoming a member unless it maintained a charter in one of the New England states. Industry consolidation of large members could lead to the concentration of large members in some FHLBank districts and a related decrease in membership and significant loss of business for some FHLBanks. Industry consolidation could also cause the Bank to lose members whose business and stock investments are so substantial that their loss could threaten the viability of the Bank. In turn, the Bank might be forced to seek a merger with another FHLBank district.

        A decrease in demand for the Bank's products and services and an increase in redemptions of the Bank's capital stock due to the loss of significant members may adversely impact the Bank's results of operations and financial condition, the impact of which may be greater during periods when the Bank is experiencing losses or reduced net income.

Changes in Interest Rates Could Significantly Affect the Bank's Earnings.

        Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank's outstanding loans and investments and interest paid on the Bank's borrowings and other liabilities, as measured by its net interest spread. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when either the Bank's interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low-interest-rate environments, or will remain outstanding at below-market yields when interest rates increase. In any case, interest rate moves contrary to the Bank's position could adversely impact the Bank's financial condition and results of operations.

The Bank Relies Upon Derivative Instruments to Reduce its Interest-Rate Risk, and the Bank May Not Be Able to Enter Into Effective Derivative Instruments on Acceptable Terms.

        The Bank uses derivative instruments to reduce its interest-rate risk and mortgage-prepayment risk. The Bank's management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends upon the ability of the Bank's management to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding obligations. If the Bank is unable to manage its hedging positions properly, or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to effectively manage its interest-rate and other risks, which could adversely impact the Bank's financial condition and results of operations.

Counterparty Credit Risk Could Adversely Affect the Bank.

        The Bank assumes unsecured credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreement could have an adverse effect on the Bank's financial condition and results of operations. For example, the Bank had engaged in certain derivatives transactions with Lehman Brothers Special Financing, Inc., and the petition for bankruptcy by Lehman Brothers Holdings, its parent, in the third quarter of 2008 precipitated the terminations of those derivative transactions. Although the Bank experienced no loss based on those terminations, no assurance can be made that the Bank will not experience a loss in the event of the insolvency of another counterparty in the future.

Changes in the Bank's or Other FHLBanks' Credit Ratings or Other Negative News May Adversely Impact the Bank's Ability to Issue Consolidated Obligations on Acceptable Terms.

        The Bank currently has the highest credit rating from Moody's and S&P. In addition, the COs of the FHLBanks have been rated Aaa/P-1 by Moody's and AAA/A-1+ by S&P. These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. S&P has assigned two FHLBanks a stable rating with long-term ratings of AA and AA+ as of February 28, 2009. Although the credit ratings of the COs of the FHLBanks have not been affected by these ratings, similar ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue COs on acceptable terms, which could adversely impact the Bank's financial condition and results of operations. Similarly, in the absence of rating-agency actions, the revelation of negative news affecting any FHLBank, such as material losses or increased risk of losses, may also adversely impact the Bank's cost of funds.

The Bank's Funding Depends upon its Ability to Access the Capital Markets.

        The Bank's primary source of funds is the sale of COs in the capital markets. The Bank's ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank's control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed, the Bank's ability to support and continue its operations would be adversely impacted, which would, in turn, adversely impact the Bank's financial condition and results of operations.

        Throughout 2008 and continuing into 2009, the Bank's funding costs associated with issuing long-term CO bonds became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities, reflecting dealers' reluctance to sponsor, and investors' continuing reluctance to buy longer-term GSE debt, coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and discount notes. As a result, the Bank has also become more reliant on the issuance of discount notes for funding. Any significant disruption in the short-term debt markets could have an adverse impact on the Bank. If any such disruption was prolonged the Bank may not be able to obtain funding on acceptable terms and the higher cost of longer-term liabilities would likely cause the Bank to increase advance rates, which could adversely impact demand for advances and, in turn, the Bank's results of operations. Alternatively, continuing to fund longer-term assets with very short-term liabilities, such as discount notes, could adversely impact the Bank's results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. If the Bank cannot access funding when needed on acceptable terms, its ability to support and continue its operations could be adversely impacted, which could adversely impact its financial condition and results of operations, and the value of membership in the Bank.

        The rise in the Bank's long-term funding costs has been offset somewhat by a Federal Reserve Board initiative to purchase GSE debt, including FHLBank debts, as further discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Liquidity. The Bank could be adversely impacted if this support were removed and resulted in a rise in the Bank's long-term funding costs.

Compliance with Regulatory Contingency Liquidity Guidance Could Adversely Impact the Bank's Earnings.

        On March 6, 2009, the Bank received final guidance from the Finance Agency requiring the Bank to maintain sufficient liquidity through short-term investments in an amount at least equal to the Bank's cash outflows under two different scenarios, as discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. Prior to this time, regulations required the Bank to maintain five calendar days of contingent liquidity. The new requirement revises and formalizes guidance provided to the FHLBanks in the third quarter of 2008 and is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, the Bank maintains balances in shorter-term investments, which may earn lower interest rates than alternate investment options and may, in turn, adversely impact net interest income. In certain circumstances, the Bank may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing the Bank's short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make the Bank's advances less competitive, advance levels and, therefore, the Bank's net interest income may be adversely impacted.

The Bank Faces Competition for Loan Demand and Loan Purchases, Which Could Adversely Impact Earnings.

        The Bank's primary business is providing liquidity to its member primarily by making advances to, and purchasing mortgage loans from, its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Many of the Bank's competitors are not subject to the same body of regulation applicable to the Bank. This is one factor among several that may enable them to offer wholesale funding on terms that the Bank is not able to offer and that members deem more desirable than the terms offered by the Bank on its advances.

        Certain of the federal government's responses to the continuing U.S. economic recession, such as the Emergency Economic Stabilization Act of 2008 (the EESA), including the TARP which is part of the EESA, changes to the Federal Reserve Board's borrowing requirements, the Federal Reserve Board's commercial paper funding facility, the FDIC's Temporary Liquidity Guarantee Program, and a final rule by the FDIC to increase premium assessments on secured liabilities in some instances, including FHLBank advances, each as described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Legislative and Regulatory Developments, have increased competition to the Bank as a supplier of advances, which may have an adverse impact on the Bank's earnings. The TARP's direct investments in financial institutions improve each recipient's capitalization, which directly increases each recipient's ability to lend. Any such lending may be made to the Bank's members and such lending would be in direct competition with the Bank's advances. Certain changes to the Federal Reserve Board's borrowing requirements, such as a reduction on the required discount on pledged collateral and lowered interest rates, have increased the attractiveness of Federal Reserve Bank loans, which are in direct competition with the Bank's advances. The Federal Reserve Board's commercial paper funding facility provides eligible institutions with the ability to raise funds and therefore directly competes with the Bank's advances. The Temporary Liquidity Guarantee Program may decrease the funding costs of any Bank member that participates in the program which, in turn, may reduce member demand for advances from the Bank. The final rule by the FDIC to increase premium assessments on secured liabilities, including FHLBank advances, may decrease demand for advances by affected members due to the increase in the effective all-in cost of FHLBank advances for such members.

        Similarly, certain federal government responses to the continuing U.S. economic recession have increased competition to the Bank's purchases of loans through the MPF Program which may have an adverse impact on the Bank's earnings. For example, beginning in November 2008, deterioration in FHLBank funding levels combined with a dramatic increase in mortgage prices, due in part to recent moves by the U.S. Treasury and Federal Reserve Board to initiate agency MBS purchase programs, as described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments, adversely impacted prospective MPF volume estimates. To offset this dislocation, enhancements to MPF pricing were adopted in December 2008 to better incorporate the Bank's cost of funding and hedging MPF loans. The immediate impact of the changes was to make MPF pricing less competitive compared with Fannie Mae's and Freddie Mac's pricing. So long as pricing remains less competitive than Fannie Mae's and Freddie Mac's pricing, the Bank expects member demand for MPF products to be weak.

        The availability to the Bank's members of different products from alternative funding sources, the terms of which may be more desirable than the terms of products offered by the Bank, may significantly decrease the demand for the Bank's advances and/or loan purchases. Further, any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the profitability on advances, may reduce earnings, and, in turn, the Bank's available funds to pay dividends. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the Bank's profitability on advances and/or loan purchases may adversely impact the Bank's financial condition and results of operations.

Increased AHP Contribution Rates by the Bank Could Decrease Available Funds to Pay as Dividends to Members.

        If the total annual net income before AHP expenses of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10 percent of its net income after REFCorp expenses to its AHP to meet the minimum $100 million annual contribution. Increasing the Bank's AHP contribution in such a scenario would reduce the Bank's net income after AHP charges and, in turn, reduce available funds to pay as dividends.

The Bank Relies Heavily Upon Information Systems and Other Technology.

        The Bank relies heavily upon information systems and other technology to conduct and manage its business. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. While the Bank has implemented a Disaster Recovery and Business Continuity Plan, the Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, which could adversely impact the Bank's financial condition and results of operations.

The Bank May Not Be Able to Pay Dividends at Rates Consistent with Past Practices.

        The Bank's board of directors may declare dividends on the Bank's capital stock, payable to members, from the Bank's previously retained earnings and current net income. On December 14, 2008, the Bank's board of directors adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more than 50 percent of quarterly earnings in the event that the retained earnings target exceeds the Bank's current level of retained earnings, although the Bank's board of directors retains full discretion over the amount, if any, and timing of any dividend payout, subject to this payout restriction. The Bank's retained earnings target is $600.0 million. At December 31, 2008, the Bank recorded a net loss of $274.2 million for the quarter ended December 31, 2008, resulting in an accumulated deficit of $19.7 million. Accordingly, the Bank was prohibited from paying a dividend for the quarter, and the Bank will continue to be prohibited from paying dividends until the Bank generates sufficient net income to eliminate the accumulated deficit. On February 26, 2009, the Bank announced that dividend payments for 2009 are unlikely.

        The Bank's ability to pay dividends is also subject to statutory and regulatory requirements. For example, potential promulgation of regulations requiring higher levels of retained earnings or mandated revisions to the Bank's retained earnings model could lead to higher required levels of retained earnings, and thus, lower amounts of net income available to be paid out as dividends.

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

The Bank May Not Be Able to Repurchase or Redeem Members' Capital Stock Consistent with Past Practices.

        The Bank must meet its minimum regulatory capital requirements at all times. If the Bank were to fail to maintain an adequate level of total capital to comply with minimum regulatory capital requirements, it would be precluded from repurchasing excess capital stock or from redeeming capital stock until it restored compliance, which could cause members to withdraw from membership.

        Effective December 8, 2008, the Bank placed a moratorium on all excess stock repurchases in the light of certain liquidity challenges for the Bank that have arisen during 2008 and continue to develop into 2009. These liquidity challenges are discussed under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Liquidity. This moratorium may be an incentive for members to withdraw from membership and a disincentive to prospective members from becoming members, either of which could have an adverse impact on the Bank.

The Public Perception of Government-Sponsored Enterprises May Adversely Impact the Bank's Business Activities, Future Advance Balances, and the Cost of Raising Capital.

        The housing-related GSEs, Fannie Mae, Freddie Mac, and the FHLBank System, issue triple-A-rated agency debt to fund their operations. From time to time negative announcements by Fannie Mae and Freddie Mac concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.

        The FHLBank System may have to pay a higher rate of interest on its COs to make them attractive to investors. If the Bank maintains its existing pricing on advances, the resulting increased costs of issuing COs may adversely impact the Bank's financial condition and results of operations and could cause advances to be less profitable for the Bank. If, in response to this decrease in spreads, the Bank changes the pricing of its advances, the advances may be less attractive to members, and the amount of new advances and the Bank's outstanding advance balances may decrease. In either case, the increased cost of issuing COs may adversely impact the Bank's financial condition and results of operations.

The Bank Relies on the FHLBank of Chicago in Participating in the MPF Program in that FHLBank's Capacity as MPF Provider and Could Be Adversely Impacted if the FHLBank of Chicago Changed or Ceased to Operate the MPF Program, or Experienced Information Systems, Technological Interruptions, or Failures in its Capacity as MPF Provider.

        As part of its business, the Bank participates in the MPF program with the FHLBank of Chicago, which accounts for 5.2 percent of the Bank's total assets as of December 31, 2008, and 7.7 percent of interest income. The Bank relies on the FHLBank of Chicago as the MPF provider to operate and administer the MPF program. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, the Bank's mortgage-purchase business could be adversely affected, and the Bank could experience a related decrease in its net interest margin, financial condition, and profitability. In the same way, the Bank could be adversely affected if any of the FHLBank of Chicago's third-party vendors it engages in the operation of the MPF program were to experience operational or technological difficulties.

The Bank Could Be Adversely Impacted from its Exposure to SMI Providers through the MPF Program.

        PFIs that sell mortgage loans to the Bank under the MPF Plus product provide required credit enhancement to the Bank for such mortgage loans by providing SMI purchased for the benefit of the Bank. Any such required SMI must be provided by mortgage insurers with a credit rating of AA- or better. At December 31, 2008, only one SMI provider satisfied this ratings requirement. Credit ratings indicate the assessments of nationally recognized statistical-rating organizations of the rated agencies to satisfy their obligations. The Bank had credit exposure to downgraded SMI providers of $563,000 at December 31, 2008. If an SMI provider fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans, subject to any other credit-risk-sharing arrangements with the related PFIs. Any such losses could have an adverse impact on the Bank.

        See Item 1—Business—Mortgage Loan Finance and Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Mortgage Loans for additional discussion of the MPF Program.

The Bank Relies on Models to Value Financial Instruments and the Assumptions Used May have a Significant Effect on the Bank's Financial Position and Results of Operations.

        The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different models and assumptions, as well as changes in market conditions, could significantly affect the Bank's financial position and results of operations.

A Continuing or Broader Decline in U.S. Home Prices or in Activity in the U.S. Housing Market Could Adversely Impact the Bank's Earnings and Financial Condition.

        The deterioration of the U.S. housing market and national decline in home prices that began in 2007 continued and accelerated throughout 2008 and continues into 2009, and may adversely impact the financial condition of a number of the Bank's members, particularly those whose businesses are concentrated in the mortgage industry. One or more of the Bank's members may default on its obligations to the Bank for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged by the Bank's members to the Bank as collateral may decrease. If a member defaulted, and the Bank were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

Declines in the Value of Subprime or Nontraditional Residential Mortgage Loans that Serve as Collateral May Negatively Impact the Bank's Business Operations, Financial Condition, and Future Results of Operations.

        To secure advances, the Bank accepts collateral from members that includes some amounts of subprime and nontraditional residential mortgage loans, as well as MBS that may be backed by subprime and nontraditional residential mortgage loans. The Bank also invests in private-label MBS backed by some amounts of subprime and nontraditional mortgage loans, including securities backed by Alt-A loans and pay option adjustable-rate mortgages. During 2008, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime and nontraditional sectors. In addition, residential property values in many states have declined or remained stable after extended periods during which those values had appreciated. As recent market conditions have continued to exhibit ongoing deterioration in the mortgage market, if delinquency and loss rates on subprime and nontraditional mortgages continue to increase, or if there is a further rapid decline in residential real estate values continues, the Bank could be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance. Additionally, reduced collateral values could result in lower yields, lower fair values, or losses on MBS investments.

The Bank has Geographic Concentration Risks Related to its Private-Label MBS Portfolio that May Adversely Impact its Financial Condition and Performance.

        The Bank has geographic concentrations of private-label MBS secured by mortgage properties. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for additional information. To the extent that any of these geographic areas experiences significant further declines in the local housing markets, declining economic conditions, or a natural disaster, the Bank could experience increased losses on these investments.

The Bank has Geographic Concentration Risks Related to Collateral that May Negatively Impact its Financial Condition and Performance.

        The Bank has geographic concentrations of loans secured by mortgage properties that are pledged as collateral for advances. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Advances for additional information. To the extent that any of these geographic areas experience significant further declines in the local housing markets, declining economic conditions, or a natural disaster, the Bank could be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance.

As Mortgage Servicers Continue Their Loan Modification and Liquidation Efforts, the Yield on or Value of the Bank's MBS Investments May Be Adversely Impacted.

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

        In addition, many servicers are contractually required to advance principal and interest payments on delinquent loans backing MBS investments, regardless of whether the servicer has received payment from the borrower; provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements, combined with decreasing property values in many areas, may result in higher losses being allocated to the Bank's MBS investments backed by such loans than the Bank may have expected or experienced to date.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Bank held elections for two member and two independent directorships during the fourth quarter of 2008. See Item 10—Directors, Executive Officers, and Corporate Governance for information regarding member directors and independent directors and the directors' terms of office.

Election of Member Directorships

        The elections for the two member directorships were for Rhode Island directorships and voting was limited to the Bank's Rhode Island voting members. Members were required to submit written ballots for the election by November 28, 2008. The results of the voting were as follows:

State	Members Voting	Members Not Voting	Total Votes Cast	Total Votes Not Cast
Rhode Island	16	6	2,914,150	1,402,502

Nominee Name	Member	Votes Received
Edward T. Novakoff	RBS Citizens, N.A. Providence, Rhode Island 02903	1,787,828
Kevin M. McCarthy	Newport Federal Savings Bank Newport, Rhode Island 02719	826,062
William A. White	Coastway Credit Union Cranston, Rhode Island 02910	287,682
Richard L. Shaw, II	Union Federal Savings Bank North Providence, Rhode Island 02904	12,578

Election of Independent Directorships

        All of the Bank's voting members were eligible to vote for the Bank's two independent directorships open for election in 2008. Members were required to submit written ballots for the election by December 8, 2008. The results of the voting were as follows:

Members Voting(1)	Members Not Voting	Total Votes Cast(2)	20% Threshold Requirement
296	159	12,984,665	1,833,365

    (1)
    Although 298 members cast votes two members' ballots were disqualified due to those ballots' failure to comply with technical requirements.

    (2)
    The Finance Agency's interim final regulation regarding eligibility and elections of members of the board of directors requires each independent director to receive at least 20 percent of all eligible votes to be cast in order to be elected as an independent director. See Item 10—Directors, Executive Officers, and Corporate Governance for further discussion.

Nominee Name	Votes Received
Jay F. Malcynsky	4,938,800
Andrew J. Calamare	4,034,034
Cornelius K. Hurley	4,011,831

        The following individuals were elected as independent directors, effective January 1, 2009, for four-year terms:

  •
  Jay F. Malcynsky; and
  •
  Andrew J. Calamare

        The term of office as a director for the following individuals continued following the elections:

  •
  Andrew J. Calamare*
  •
  Joan Carty*
  •
  Stephen F. Christy
  •
  Patrick E. Clancy*
  •
  Steven A. Closson
  •
  Arthur R. Connelly
  •
  Peter F. Crosby
  •
  John T. Eller*
  •
  John H. Goldsmith*
  •
  Cornelius K. Hurley*^
  •
  A. James Lavoie
  •
  Mark E. Macomber
  •
  Jay F. Malcynsky*
  •
  Kevin M. McCarthy
  •
  Jan A. Miller
  •
  Helen F. Peters*
  •
  R. David Rosato
  •
  Robert F. Verdonck^

  *
  Independent directorship
  ^
  Term expired on December 31, 2008

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Bank capital stock is issued and redeemed at its par value of $100 per share. The Bank's stock is not publicly traded and can be purchased only by the Bank's members. As of February 28, 2009, 462 members and four nonmembers held a total of 36.9 million shares of the Bank's Class B stock, which is the only class of stock outstanding.

        During 2008, 2007, and 2006, the Bank declared quarterly cash dividends as outlined in the following table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. Dividends are solely within the discretion of the Bank's board of directors. Generally, the dividend rate is based upon a spread to average short-term interest rates experienced during the quarter.

Quarterly Dividends Declared
(dollars in thousands)

	2008			2007			2006
Dividends Declared in the Quarter Ending	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate
March 31	$3,281,473	$49,627	6.00%	$2,338,828	$39,792	6.75%	$2,637,911	$34,148	5.25%
June 30	3,263,508	32,456	4.00	2,323,418	38,671	6.75	—	—	—
September 30	3,356,801	25,456	3.05	2,403,980	38,958	6.50	2,627,716	72,467	11.06
December 31	3,549,547	22,306	2.50	2,575,484	42,195	6.50	2,550,066	36,958	5.75

(1)
Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)
The dividend amounts do not include the interest expense on mandatorily redeemable stock.

        On December 14, 2008, the Bank's board of directors adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more than 50 percent of quarterly earnings in the event that the retained earnings target exceeds the Bank's current level of retained earnings. Based on the Bank's fourth quarter net loss for 2008, the Bank had an accumulated deficit of $19.7 million at December 31, 2008, and the Bank became prohibited from paying dividends until the Bank generates sufficient net income to eliminate the accumulated deficit. On February 26, 2009, the Bank announced that dividend payments for 2009 are unlikely.

        Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Agency regulations, the Bank may not declare a dividend if the Bank is not in compliance with its minimum capital requirements, if the Bank would fall below its minimum capital requirements, or if the Bank would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the Finance Agency's (the Director's) permission. Further, the Bank may not pay dividends to its members if the principal and interest due on any CO issued through the Office of Finance on which it is the primary obligor has not been paid in full, or under certain circumstances, if the Bank becomes a noncomplying FHLBank as that term is defined in Finance Agency regulations as a result of its inability to either comply with regulatory liquidity requirements or satisfy its current obligations.

        In February 2006, the board of directors of the Bank approved a transition plan for the schedule under which dividends are declared and paid. The board of directors subsequently amended this transition plan in May of 2006. The change in schedule enabled the Bank's board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. Under the transition plan, dividends for the first quarter of 2006 were declared in March 2006 and paid on the second business day of April 2006. Beginning with the second quarter of 2006, dividends were not declared until the quarter had ended and net income for the quarter was known. In keeping with this transition plan, in August 2006, the board of directors declared the dividend for the second quarter of 2006 that would previously have been declared in June 2006. Since only three dividends were to be declared in 2006, the second quarter dividend was calculated based on a 183-day period, representing the number of days in the second and third quarters of 2006, effectively providing shareholders the equivalent of a two-quarter dividend. This dividend totaled $72.5 million, which is equivalent to an annual rate of 5.50 percent, and was paid on September 5, 2006. The dividend for the third quarter of 2006 was declared in November and paid in December 2006. In 2008 and 2007, quarterly dividends were declared in February, May, August, and November and paid on the second business day of the month that followed.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data for each of the five years ended December 31, 2008, 2007, 2006, 2005, and 2004, have been derived from the Bank's audited financial statements. Financial information is included elsewhere in this report in regards to the Bank's financial condition as of December 31, 2008 and 2007, and the Bank's results of operations for the years ended December 31, 2008, 2007, and 2006. This selected financial data should be read in conjunction with the Bank's financial statements and the related notes thereto appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Statement of Condition(1)
Total assets	$80,353,167	$78,200,338	$57,387,952	$57,675,766	$51,735,634
Investments(2)	16,364,899	17,362,559	11,992,161	14,466,788	15,796,108
Securities purchased under agreements to resell	2,500,000	500,000	3,250,000	—	1,500,000
Advances	56,926,267	55,679,740	37,342,125	38,067,896	30,208,753
Mortgage loans held for portfolio, net	4,153,537	4,091,314	4,502,182	4,886,494	4,011,981
Deposits and other borrowings	611,070	713,126	1,040,560	577,305	869,980
Consolidated obligations, net	74,726,268	73,410,156	53,241,957	53,781,976	47,770,395
Mandatorily redeemable capital stock	93,406	31,808	12,354	8,296	57,882
Class B capital stock outstanding—putable(3)	3,584,720	3,163,793	2,342,517	2,531,145	2,085,814
Total capital	3,430,225	3,387,514	2,532,514	2,677,749	2,178,964
Results of Operations
Net interest income	$332,667	$312,446	$302,188	$253,607	$215,192
Realized loss on held-to-maturity securities	(381,745)	—	—	—	—
Other (loss) income	(10,215)	11,137	11,750	(29,734)	(53,430)
Other expense	56,308	53,618	49,055	46,184	39,645
AHP and REFCorp assessments	—	71,740	70,796	49,045	32,472
Net (loss) income	(115,826)	198,234	195,791	135,260	89,522
Other Information
Dividends declared	$129,845	$159,616	$143,573	$96,040	$55,425
Dividend payout ratio(4)	N/A	80.52%	73.33%	71.00%	61.91%
Weighted-average dividend rate(5)	3.86%	6.62	5.51	4.36	2.75
Return on average equity(6)	(3.13)	6.97	7.23	5.81	4.25
Return on average assets	(0.14)	0.30	0.33	0.27	0.22
Net interest margin(7)	0.41	0.48	0.51	0.51	0.52
Total capital ratio(8)	4.55	4.37	4.42	4.64	4.33

(1)
The statements of condition for years 2007, 2006, 2005, and 2004 have been revised to recognize the effects of adopting FSP FIN 39-1. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 1—Summary of Significant Accounting Policies for additional information.

(2)
Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, and federal funds sold.

(3)
Capital stock is putable at the option of a member.

(4)
The dividend payout ratio for 2008 is not meaningful.

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

(8)
Total capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital regarding the Bank's regulatory capital ratios.

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

  •
  changes in the financial health of the Bank's members;

  •
  an increase in borrower defaults on mortgage loans and fluctuations in the housing market;

  •
  deterioration in the loan credit performance of the Bank's private-label MBS portfolio beyond forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds resulting in the realization of additional other-than-temporary impairment charges;

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

  •
  the pace of technological change and the ability of the Bank to develop and support technology and information systems sufficient to manage the risks of the Bank's business effectively;

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

        During 2008 the Federal Reserve Board reduced the target overnight federal finds rate seven times to a targeted range of between 0.00 percent and 0.25 percent at yearend.

        The following table provides a summary of key market interest rates for 2008 and 2007.

	Average Rate for the Year Ended December 31,		Ending Rate as of December 31,
					Average Rate 2008 vs. 2007 Variance	Ending Rate 2008 vs. 2007 Variance
	2008	2007	2008	2007
Target Overnight Federal Funds Rate	2.08%	5.05%	0.00 - 0.25%	4.25%	(2.97)%	(4.25) - (4.00)%
3-month LIBOR	2.93	5.30	1.43	4.70	(2.37)	(3.27)
2-year U.S. Treasury	2.01	4.36	0.76	3.05	(2.35)	(2.29)
5-year U.S. Treasury	2.80	4.42	1.55	3.44	(1.62)	(1.89)
10-year U.S. Treasury	3.66	4.63	2.25	4.03	(0.97)	(1.78)
15-year residential mortgage note rate	5.59	5.94	4.80	5.60	(0.35)	(0.80)
30-year residential mortgage note rate	6.02	6.27	5.03	6.05	(0.25)	(1.02)

        The level of interest rates during a reporting period impacts the Bank's profitability, primarily due to the short-term structure of earning assets and the impact of interest rates on invested shareholder capital. As of December 31, 2008, the majority of our investments, excluding MBS, and approximately 45.9 percent of the outstanding advances, had stated original maturities of less than one year. As of December 31, 2007, 55.7 percent of outstanding advances had original maturities of less than one year. Additionally, a significant portion of the Bank's assets either has floating-rate coupons or has been hedged with interest-rate-exchange agreements in which a short-term rate is received.

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

        Advance balances in the first half of 2008 continued to grow as the Bank's yield spread to funding cost on short-term advances remained competitive as the Bank's cost of borrowing CO discount notes relative to interbank borrowing interest rates, such as overnight and term federal funds rates, remained attractive. This trend diminished in the latter half of 2008, as the yield spreads available from the issuance of CO discount notes compressed during the third quarter of 2008 toward long-term historical averages. Due in part to this trend, advance balances correspondingly declined over the latter half of the year. Additionally, due to stresses in the agency debt market and concerns over capital markets access, the Bank increased its on-balance sheet structural liquidity early in the fourth quarter via term discount note issuance. Subsequently, interest rates sharply declined resulting in net interest margin compression as yields on overnight money market assets trailed short-term CO discount note pricing.

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

        These risks are discussed in the Credit Risk section of Item 7A—Quantitative and Qualitative Disclosures about Market Risk. The Bank's risk exposure to these areas is elevated in the current environment and is likely to remain so in 2009.

Results for the year ended December 31, 2008, versus the year ended December 31, 2007

        Net loss for the year ended December 31, 2008, was $115.8 million, compared with net income of $198.2 million for the year ended December 31, 2007. This $314.1 million decrease was primarily due to an other-than-temporary impairment charge of $381.7 million on held-to-maturity securities which was partially offset by a reduction in assessments of $71.7 million and an increase in net interest income of $20.2 million.

        Net interest income for the year ended December 31, 2008, was $332.7 million, compared with $312.4 million for the year ended December 31, 2007. This $20.2 million increase was primarily attributable to strong asset and capital growth during 2008 resulting from continued growth in advances due to the liquidity shortage that impacted the U.S. banking system throughout the year that was partially offset by:

  •
  a sharp drop in interest rates associated with deepening weakness in the economy,

  •
  an increasing cost of maintaining short-term liquidity as the short-term yield curve steepened,

  •
  higher relative borrowing costs associated with long-term debt through much of the year, and

  •
  an increased cost arising from the Bank's contingency-liquidity plans, which were modified in accordance with Finance Agency guidance in the second half of 2008 to add a requirement that the Bank maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios, as discussed in

    Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. This modification was made to enhance the Bank's protection against temporary disruptions in access to the CO debt markets in response to a rise in capital markets volatility at that time, as further discussed in Liquidity and Capital Resources-Liquidity in this Item. To satisfy this additional requirement, the Bank has had to maintain significantly higher balances in shorter-term investments, earning a much lower interest rate than alternate investment options and, in turn, negatively impacting net interest income. The Bank's contingency-liquidity plans are discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk.

        Additionally, prepayment-fee income recognized during 2008 compared with 2007 increased modestly by $2.5 million.

        For the years ended December 31, 2008 and 2007, average total assets were $82.5 billion and $65.4 billion, respectively. Return on average assets and return on average equity were (0.14) percent and (3.13) percent, respectively, for the year ended December 31, 2008, compared with 0.30 percent and 6.97 percent, respectively, for the year ended December 31, 2007. The return on average assets and the return on average equity declined due to the net loss in 2008 primarily resulting from the other-than-temporary impairment of held-to-maturity securities.

        Net interest spread was 0.26 percent for both 2008 and 2007. Net interest margin for 2008 was 0.41 percent, a seven-basis-point decline from net interest margin for 2007. See Results of Operations—Net Interest Spread and Net Interest Margin for additional discussion of these topics.

Financial Condition at December 31, 2008, versus December 31, 2007

        The composition of the Bank's total assets changed during the year ended December 31, 2008, as follows:

  •
  Advances decreased to 70.8 percent of total assets at December 31, 2008, down from 71.2 percent of total assets at December 31, 2007. This decrease in the proportion of advances to assets reflects an increase in investments and cash outstanding at December 31, 2008, as the Bank increased its liquid investments to satisfy its modified contingent-liquidity plans, as discussed above, as well as to maintain an adequate capital to asset ratio based on the Bank's growth in excess capital stock resulting from the Bank's moratorium on the repurchase of excess stock. During 2008, advances balances increased by approximately $1.2 billion, ending the year at $56.9 billion.

  •
  Short-term money-market investments increased to 10.4 percent of total assets at December 31, 2008, up from 4.4 percent of total assets at December 31, 2007. As of December 31, 2008, interest-bearing deposits had increased by $3.3 billion due to the increase in the Bank's account with the Federal Reserve Bank of Boston, and securities purchased under agreements to resell increased by $2.0 billion while federal funds sold decreased by $368.0 million from December 31, 2007, to December 31, 2008.

  •
  Investment securities declined to 13.1 percent of total assets at December 31, 2008, down from 18.5 percent of total assets at December 31, 2007. From December 31, 2007, to December 31, 2008, investment securities decreased by $3.9 billion. The decrease is due to a $4.8 billion decline in held-to-maturity certificates of deposits, which was partially offset by a $788.5 million increase in held-to-maturity MBS. The increase in held-to-maturity MBS was due to increased purchases of GSE MBS of $3.4 billion during 2008. These purchases were made under the Bank's ongoing authority to purchase MBS up to 300 percent of capital. The Bank has not used the temporary increase in MBS investment authority granted to the FHLBanks by the Finance Board at its March 24, 2008, board meeting. At December 31, 2008, and December 31, 2007, the

    Bank's MBS and Small Business Administration (SBA) holdings represented 225 percent and 226 percent of capital, respectively.

  •
  Net mortgage loans remained consistent at 5.2 percent of total assets at December 31, 2007, and December 31, 2008.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2008, versus the year ended December 31, 2007

Net Interest Spread and Net Interest Margin

        Net interest income for the year ended December 31, 2008, was $332.7 million, compared with $312.4 million for the year ended December 31, 2007, increasing 6.5 percent from the previous year. However, net interest margin for 2008 in comparison with 2007 decreased from 48 basis points to 41 basis points, and net interest spread remained consistent at 26 basis points.

        The increase in net interest income was largely attributable to a significant increase in the average size of the balance sheet in 2008 as compared to 2007. Average total earning assets were $17.1 billion higher in 2008 than in 2007, which was largely attributable to the $17.0 billion increase in average advances balances.

        Net interest margin for 2008 was 0.41 percent, a seven-basis-point decline from net interest margin for 2007 which is attributable to the following factors:

  •
  The average yield on interest-bearing assets funded by non-interest-bearing equity capital dropped in 2008 as a result of lower interest rates; and

  •
  the amount of low-margin money-market investments and short-term advances has increased. In particular, as the yield curve steepened in the second half of the year, it became more costly for the Bank to carry a significant portfolio of overnight funds placements that are used as a source of liquidity to fund potential intraday advance demand, as these assets are funded by longer-term debt and capital.

        Both of the above factors have contributed to lower net interest spreads, despite the fact that CO debt funding costs have declined relative to broader market interest rates, such as U.S. dollar interest-rate-swap yields.

        For the year ended December 31, 2008, the average yields on total interest-earning assets decreased 188 basis points and yields on total interest-bearing liabilities decreased 188 basis points, compared with the year ended December 31, 2007.

        Prepayment-fee income recognized on advances and investments increased $2.5 million to $8.6 million for the year ended December 31, 2008, from $6.0 million for the year ended December 31, 2007. Excluding the impact of prepayment-fee income, net interest spread remained at 25 basis points and net interest margin declined seven basis points to 40 basis points from December 31, 2007, to December 31, 2008.

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

Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$61,578,072	$1,984,347	3.22%	$44,623,835	$2,307,079	5.17%	$40,072,931	$1,991,339	4.97%
Interest-bearing deposits	69,137	178	0.26	55	3	5.45	50	2	4.00
Securities purchased under agreements to resell	719,331	12,035	1.67	1,133,904	59,496	5.25	1,267,878	66,307	5.23
Federal funds sold	2,427,441	34,593	1.43	3,913,636	204,688	5.23	3,206,919	160,109	4.99
Investment securities(1)	12,857,390	480,170	3.73	10,635,415	576,894	5.42	9,605,061	510,405	5.31
Mortgage loans	4,065,776	208,841	5.14	4,273,757	217,675	5.09	4,720,061	237,602	5.03
Other earning assets	—	—	—	274	12	4.38	178	9	5.06

Total interest-earning assets	81,717,147	2,720,164	3.33%	64,580,876	3,365,847	5.21%	58,873,078	2,965,773	5.04%
Other non-interest-earning assets	787,377			844,075			711,870

Total assets	$82,504,524	$2,720,164	3.30%	$65,424,951	$3,365,847	5.14%	$59,584,948	$2,965,773	4.98%

Liabilities and capital
Consolidated obligations
Discount notes	$43,506,235	$1,154,405	2.65%	$25,777,636	$1,280,158	4.97%	$23,987,400	$1,177,028	4.91%
Bonds	33,199,670	1,214,031	3.66	34,953,730	1,730,553	4.95	31,301,707	1,457,402	4.66
Deposits	970,153	17,171	1.77	866,926	40,984	4.73	610,154	27,889	4.57
Mandatorily redeemable capital stock	65,063	1,189	1.83	21,044	1,400	6.65	11,903	841	7.07
Other borrowings	37,775	701	1.86	8,770	306	3.49	9,707	425	4.38

Total interest-bearing liabilities	77,778,896	2,387,497	3.07%	61,628,106	3,053,401	4.95%	55,920,871	2,663,585	4.76%
Other non-interest-bearing liabilities	1,075,120			948,562			942,560
Total capital	3,650,508			2,848,283			2,721,517

Total liabilities and capital	$82,504,524	$2,387,497	2.89%	$65,424,951	$3,053,401	4.67%	$59,584,948	$2,663,585	4.47%

Net interest income		$332,667			$312,446			$302,188

Net interest spread			0.26%			0.26%			0.28%
Net interest margin			0.41%			0.48%			0.51%

(1)
The average balances of available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

        The average balance of total advances increased $17.0 billion, or 38.0 percent, for the year ended December 31, 2008, compared with the same period in 2007. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and variable-rate advances showed only a moderate increase during 2008 as compared to 2007. The following table summarizes average balances of advances outstanding during 2008, 2007, and 2006 by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	2008 Average Balance	2007 Average Balance	2006 Average Balance
Overnight advances—par value	$2,795,805	$1,035,782	$2,059,377
Fixed-rate advances—par value
Short-term	29,510,796	20,822,525	18,479,117
Long-term	12,116,430	8,904,897	8,011,772
Amortizing	2,485,658	2,406,454	2,574,303
Putable	9,103,145	6,483,049	5,322,454
Callable	11,779	30,000	30,000

	53,227,808	38,646,925	34,417,646
Variable-rate indexed advances—par value
Simple variable	5,093,352	4,885,727	3,627,411
Putable, convertible to fixed	12,000	24,474	—

	5,105,352	4,910,201	3,627,411
Total average par value	61,128,965	44,592,908	40,104,434

Premiums and discounts	(13,385)	(12,137)	(7,164)
SFAS 133 hedging adjustments	462,492	43,064	(24,339)

Total average advances	$61,578,072	$44,623,835	$40,072,931

        As displayed in the above table, the total average advances increased by $17.0 billion from the year ended December 31, 2007, to the same period in 2008. The increase reflects a continued increase in member demand caused by recent market conditions and was attributable to the following product types:

  •
  The average balance of short-term fixed-rate advances increased by approximately $8.7 billion during the year ended December 31, 2008. All short-term fixed-rate advances have a maturity of one year or less, with interest rates that closely follow short-term market interest-rate trends. The yield spread to the Bank's funding cost for these advances is generally narrower for short-term products than for other products with longer terms to maturity.

  •
  The average balance of long-term fixed-rate advances increased by approximately $3.2 billion during the year ended December 31, 2008.

  •
  Average fixed-rate putable advances increased by $2.6 billion from the year ended December 31, 2007, to the same period in 2008. Putable advances are intermediate and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period.

  •
  The average balance of variable-rate indexed advances increased $195.2 million from the year ended December 31, 2007, to the same period in 2008. These advances have coupon rates that reset on a predetermined basis due to changes in an index, typically one- or three-month LIBOR, or on the offered yield on three-month FHLBank discount notes, as determined by the Office of Finance.

  •
  Average overnight advances increased $1.8 billion from the year ended December 31, 2007, to the same period in 2008. The interest rate on overnight advances changes on a daily basis and is based on market indications each day.

        Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, 52.5 percent of average long-term fixed rate advances were similarly hedged with interest rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $46.5 billion for 2008, representing 76.1 percent of the total average balance of advances outstanding during 2008. For 2007, the average balance of these advances totaled $33.3 billion, representing 74.6 percent of total average advances outstanding during 2007.

        Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the years ended December 31, 2008 and 2007, net prepayment fees on advances were $4.7 million and $3.0 million, respectively, and prepayment fees on investments were $3.9 million and $3.1 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Years Ended December 31,
	2008		2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$1,979,653	3.21%	$2,304,104	5.16%	$1,990,430	4.97%
Investment securities	476,286	3.70	573,836	5.40	506,173	5.27
Total interest-earning assets	2,711,586	3.32	3,359,814	5.20	2,960,632	5.03
Net interest income	324,089		306,413		297,047
Net interest spread		0.25%		0.25%		0.27%
Net interest margin		0.40%		0.47%		0.50%

        Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.8 billion, or 36.3 percent, for the year ended December 31, 2008 from the average balances for the year ended December 31, 2007. The lower average balances in the year ended December 31, 2008, resulted from the decreased activity in federal funds sold and securities purchased under agreements to resell. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances.

        Average investment-securities balances increased $2.2 billion or 20.9 percent for the year ended December 31, 2008, compared with the year ended December 31, 2007. The growth in average investments is the result of the increase in average held-to-maturity MBS of $1.7 billion, which is mainly due to the increase in purchases of agency MBS. The increase was attributable to the Bank's expanded capacity to purchase MBS due to the increase in capital that occurred during the first half of 2008. The Bank typically strives to maintain a level of MBS investments near the 300 percent of capital limitation established by Finance Agency regulation. Average total capital increased by $802.2 million during the year ended December 31, 2008, in comparison with the same period in 2007. Furthermore, due to decreased global demand for agency MBS stemming from recent turmoil in the mortgage market, net interest spread opportunities with respect to agency MBS improved over the course of 2007 and 2008, as compared with prior periods. Accordingly, the Bank was able to purchase agency MBS at more favorable risk-adjusted net interest spreads during the first half of 2008 than during prior periods. After September 2008, the Bank did not purchase MBS due to reduced investor demand for CO debt which reduced funding volumes and increased relative cost of CO debt that would be used to fund MBS.

        Average mortgage-loan balances for the year ended December 31, 2008, were $208.0 million lower than the average balance for the year ended December 31, 2007, representing a decrease of 4.9 percent, although year-ending balances increased $62.2 million or 1.5 percent, from December 31, 2007, to December 31, 2008. The decline in average mortgage-loan balances reflects the fact that balances had been declining steadily through 2007 and the first three quarters of 2008, before beginning to trend modestly upward.

        Overall, the yield on the mortgage-loan portfolio increased five basis points for the year ended December 31, 2008, compared with the year ended December 31, 2007. This increase is attributable to the following factors:

  •
  The average stated coupon rate of the mortgage-loan portfolio increased two basis points due to the acquisition of loans at higher interest rates in the latter half of 2007 and into 2008 relative to the coupons on pre-existing loans; and

  •
  Premium/discount amortization expense has declined $1.2 million, or 19.7 percent, representing an improvement in the average yield of two basis points, due to a reduced volume of loan prepayments in the year ended December 31, 2008, versus the same period in 2007.

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Years Ended December 31,
	2008		2007		2006
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$217,975	5.36%	$228,255	5.34%	$250,819	5.31%
Premium/discount amortization	(4,770)	(0.12)	(5,938)	(0.14)	(8,164)	(0.17)
Credit-enhancement fees	(4,364)	(0.10)	(4,642)	(0.11)	(5,053)	(0.11)

Total interest income	$208,841	5.14%	$217,675	5.09%	$237,602	5.03%

        Average CO balances increased $16.0 billion, or 26.3 percent, from the year ended December 31, 2007, to the year ended December 31, 2008. This increase was due to an increase of $17.7 billion in CO discount notes offset by a decline of $1.8 billion in CO bonds. This increase funded the growth of the advances portfolio.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Gross interest income before effect of derivatives	$2,891,406	$3,299,936	$2,924,474
Net interest adjustment for derivatives	(171,242)	65,911	41,299

Total interest income reported	$2,720,164	$3,365,847	$2,965,773

Gross interest expense before effect of derivatives	$2,510,106	$3,015,620	$2,546,744
Net interest adjustment for derivatives	(122,609)	37,781	116,841

Total interest expense reported	$2,387,497	$3,053,401	$2,663,585

        Reported net interest margin for the years ended December 31, 2008 and 2007, was 0.41 percent and 0.48 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.47 percent and 0.44 percent, respectively.

        Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a loss of $2.2 million and $2.9 million for the years ended December 31, 2008 and 2007, respectively.

        For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Market and Interest-Rate Risk.

Rate and Volume Analysis

        Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is due primarily to higher average capital levels that are invested in earning assets without corresponding interest cost and an increase in average advance balances. The following table summarizes changes in interest income and interest expense between the years ended December 31, 2008 and 2007. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

 Rate and Volume Analysis
(dollars in thousands)

	For the Years Ended December 31, 2008 vs. 2007			For the Years Ended December 31, 2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$876,544	$(1,199,276)	$(322,732)	$226,147	$89,593	$315,740
Interest-bearing deposits	3,768	(3,593)	175	—	1	1
Securities purchased under agreements to resell	(21,753)	(25,708)	(47,461)	(7,007)	196	(6,811)
Federal funds sold	(77,730)	(92,365)	(170,095)	35,284	9,295	44,579
Investment securities	120,526	(217,250)	(96,724)	54,752	11,737	66,489
Mortgage loans	(10,593)	1,759	(8,834)	(22,466)	2,539	(19,927)
Other earning assets	(12)	—	(12)	5	(2)	3

Total interest income	890,750	(1,536,433)	(645,683)	286,715	113,359	400,074

Interest expense
Consolidated obligations
Discount notes	880,430	(1,006,183)	(125,753)	87,844	15,286	103,130
Bonds	(86,843)	(429,679)	(516,522)	170,038	103,113	273,151
Deposits	4,880	(28,693)	(23,813)	11,737	1,358	13,095
Mandatorily redeemable capital stock	2,928	(3,139)	(211)	646	(87)	559
Other borrowings	1,012	(617)	395	(41)	(78)	(119)

Total interest expense	802,407	(1,468,311)	(665,904)	270,224	119,592	389,816

Change in net interest income	$88,343	$(68,122)	$20,221	$16,491	$(6,233)	$10,258

Other Income (Loss) and Operating Expenses

        The following table presents a summary of other (loss) income for the years ended December 31, 2008, 2007, and 2006. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

 Other Income (Loss)
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$1,210	$8,367	$10,417
Net unrealized gains (losses) related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	(4,997)	3,281	(126)
Trading securities	(855)	(1,695)	343
Consolidated obligations	(3,375)	—	—
Mortgage delivery commitments	(945)	601	(1,248)
Net interest-accruals related to derivatives not receiving hedge accounting under SFAS 133	(2,183)	(2,939)	1,154

Net (losses) gains on derivatives and hedging activities	(11,145)	7,615	10,540
Realized loss on held-to-maturity securities	(381,745)	—	—
Loss on early extinguishment of debt	(2,699)	(641)	(215)
Service-fee income	4,564	4,336	3,116
Net unrealized losses on trading securities	(937)	(267)	(1,626)
Realized loss from sale of available-for-sale securities	(80)	—	—
Realized loss from sale of held-to-maturity securities	(52)	—	—
Other	134	94	(65)

Total other (loss) income	$(391,960)	$11,137	$11,750

        As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

        The current market pricing of private-label MBS, which reflects a significant discount to cost, has been adversely impacted by a significant reduction in the liquidity of these securities and market perceptions that defaults on the mortgages underlying these securities will increase significantly. As a result, the current fair value of some of these securities is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities.

        During the fourth quarter of 2008, it was determined that 19 of the Bank's private-label MBS had become other-than-temporarily impaired. Although we have recognized other-than-temporary impairment equal to the difference between the amortized cost basis and the fair value of these securities, we anticipate at this time, based on the expected cash flows of the securities, that we will recover some of these impairment amounts. For 16 of these Alt-A securities classified as held-to-maturity for which we recognized other-than-temporary impairment during 2008, the average credit enhancement was not sufficient to cover projected expected economic losses. The average credit enhancement as of December 31, 2008, was approximately 15.8 percent and the expected average collateral loss was approximately 24.5 percent, resulting in a principal and interest shortfall of $38.7 million. The estimated credit loss for these securities, which is the difference between the amortized cost basis and the present value of the cash flows expected to be collected, discounted at the effective yield of each security, is $30.3 million. However, the other-than-temporary impairment charge recorded on these Alt-A securities totaled $339.1 million for 2008, reflected in the statement of income as a realized loss on held-to-maturity securities.

        In addition, we were informed that there were three other private-label MBS in our portfolio that were also owned by other FHLBanks which had concluded that these securities were other-than-temporarily impaired. While the Bank's quantitative assessment of the cash flows project no credit loss for these three securities, we have recognized that these securities are other-than-temporarily impaired and recorded an associated impairment charge of $42.7 million. While the Bank cannot provide any assurance that all results of its OTTI assessment are or will be consistent with all other FHLBanks, this action was taken to provide consistent reporting on these securities in the FHLBanks' Combined Financial Report and is reflective of a qualitative factor in our OTTI assessment. The Bank's process for OTTI evaluation of its securities portfolio is described in Critical Accounting Estimates—Other-Than-Temporary Impairment of Investment Securities in this Item.

        In subsequent periods we will account for the other-than-temporarily impaired securities as if the securities had been purchased on the measurement date of the other-than-temporary impairment. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the cost basis of these securities over the remaining life of the securities.

        We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance sheet date. As conditions in the housing and mortgage markets continue to change over time, the amount of projected credit losses could also change. Additionally, if there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other-than-temporary impairment amounts in the future. See Item 1A—Risk Factors for a discussion of the risks related to potential future write-downs of our investment securities.

        The following table summarizes other-than-temporary impairment charges recorded by the Bank at December 31, 2008.

Other-Than-Temporarily Impaired Securities
As of December 31, 2008
(dollars in thousands)

	Duration of Unrealized Losses Prior to Impairment
					Other-Than- Temporary Impairment Charge
Held-to-Maturity Private-label MBS backed by:	Less than 12 Months	12 Months or Greater	Amortized Cost Prior to Impairment	Fair Value
Prime	$—	$—	$—	$—	$—
Alt-A	—	381,425	727,270	345,845	381,425
Subprime	—	320	714	394	320

	$—	$381,745	$727,984	$346,239	$381,745

        Losses on early extinguishment of debt totaled $2.7 million and $641,000 for the years ended December 31, 2008 and 2007, respectively. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generate fee income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the fees of prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and stabilize the net interest margin. During the years ended December 31, 2008 and 2007, the Bank extinguished debt with book values totaling $84.0 million and $22.3 million, respectively.

        Changes in the fair value of trading securities are recorded in other (loss) income. For the years ended December 31, 2008 and 2007, the Bank recorded net unrealized losses on trading securities of $937,000 and $267,000, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank's risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a loss of $855,000 and $1.7 million for the years ended December 31, 2008 and 2007, respectively. Also included in other (loss) income are interest accruals on these economic hedges, which resulted in (losses) gains of ($1.9) million and $616,000 for the years ended December 31, 2008 and 2007, respectively.

        During the third quarter of 2008, the Bank sold available-for-sale MBS with a book value of $2.7 million and recognized a loss of $80,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman Brothers Special Financing, Inc. (Lehman) on out-of-the-money derivatives transactions. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 6—Available-for-Sale Securities for additional information regarding the transaction. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, management determined that the sale does not impact the Bank's ability and intent to hold the remaining available-for-sale securities that are in an unrealized loss position through to a recovery of fair value, which may be maturity. The Bank did not have any other sales of available-for-sale investment securities during the years ended December 31, 2008 and 2007.

        During the third quarter of 2008, the Bank sold held-to-maturity MBS with a book value of $5.7 million and recognized a loss of $52,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman on out-of-the-money derivatives transactions. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities for additional information regarding the transaction. Management determined that the sale does not impact the Bank's ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. The Bank did not have any other sales of held-to-maturity investment securities during the years ended December 31, 2008 and 2007.

        Operating expenses for the years ended December 31, 2008, 2007, and 2006, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Salaries, incentive compensation, and benefits	$30,595	$30,214	$26,931
Occupancy costs	4,251	4,142	4,287
Other operating expenses	15,811	14,145	13,345

Total operating expenses	$50,657	$48,501	$44,563

Ratio of operating expenses to average assets	0.06%	0.07%	0.07%

        For the year ended December 31, 2008, total operating expenses increased $2.2 million from the same period in 2007. This increase was mainly due to a $381,000 increase in salaries and benefits and a $1.7 million increase in other operating expenses. The $381,000 increase in salaries and benefits is due primarily to a $2.1 million increase in salary expenses attributable to planned staffing increase and annual merit increases, an increase of $162,000 in employee benefits, and an increase of $133,000 in employee training. These increases were offset by a decline of $2.1 million in incentive compensation, which was impacted by the large growth in unrealized losses in the Bank's portfolio of held-to-maturity private-label MBS and related need to preserve and build capital in 2008. At December 31, 2008, staffing levels increased 3.5 percent to 206.0 full-time equivalent positions compared with 199.0 full-time equivalent positions at December 31, 2007.

        The $1.7 million increase in other operating expenses is largely attributable to a $342,000 increase legal expenses in connection with a review of regulatory compliance matters, a $641,000 increase in contractual services, a $353,000 increase in equipment expenses, and a $277,000 increase in director fees due to the board eliminating the cap on fees. See Item 11—Executive Compensation—Director Compensation for additional information regarding the elimination on director fee caps.

        The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board, Finance Agency, and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac, and HERA prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments. These expenses totaled $4.5 million and $4.0 million for the years ended December 31, 2008 and 2007, respectively, and are included in other expense.

Comparison of the year ended December 31, 2007, versus the year ended December 31, 2006

Overview

        Net income for the year ended December 31, 2007, was $198.2 million, compared with $195.8 million for the year ended December 31, 2006. This $2.4 million increase was primarily due to an increase of $10.3 million in net interest income and a $1.4 million reduction in net unrealized losses on trading securities. These increases to income were offset by a $1.7 million change in the provision for credit losses, a $3.9 million increase in operating expenses, a $2.9 million reduction in net gains on derivatives and hedging activities, and a $944,000 increase in assessments.

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

Financial Condition at December 31, 2007, versus December 31, 2006

        The composition of the Bank's total assets changed during the year ended December 31, 2007, as compared to the year ended December 31, 2006, as follows:

  •
  Advances increased to 71.2 percent of total assets at December 31, 2007, up from 65.1 percent of total assets at December 31, 2006. This increase in advances reflects an increase in member demand caused by market conditions in 2007. During 2007, advances balances increased by approximately $18.3 billion, ending the year at $55.7 billion. The majority of this increase was in short-term advances.

  •
  Short-term money-market investments decreased to 4.4 percent of total assets at December 31, 2007, down from 10.2 percent of total assets at December 31, 2006. As of December 31, 2007, securities purchased under agreements to resell decreased by $2.8 billion which was offset by an increase in federal funds sold of $301.5 million as compared to December 31, 2006.

  •
  Investment securities increased to 18.5 percent of total assets at December 31, 2007, up from 16.4 percent of total assets at December 31, 2006. The increase is a result of the increase in held-to-maturity certificates of deposit of $4.4 billion. Investment securities increased by $5.1 billion from December 31, 2006, to December 31, 2007.

  •
  Net mortgage loans decreased to 5.2 percent of total assets at December 31, 2007, down from 7.8 percent of total assets at December 31, 2006. The decrease primarily reflects the higher proportion of advances to total assets described above, and to a lesser extent a decline in mortgage loan balances outstanding, as mortgage loan principal repayments outpaced loan-purchase activity during the year ended December 31, 2007. As of December 31, 2006, mortgage loans outstanding totaled $4.5 billion and decreased throughout 2007 to a balance of $4.1 billion as of December 31, 2007.

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

        Net interest spread for 2007 was 0.26 percent, a two-basis-point decline from the net interest spread for 2006. Net interest margin for 2007 was 0.48 percent, a three-basis-point decline from net interest margin for 2006. The decline in net interest spread was attributable to the following factors:

  •
  The amount of low-margin money-market investments and short-term advances had increased. In particular, as the yield curve steepened in the second half of 2007, it became more costly for the Bank to carry a significant portfolio of overnight funds placements that were used as a source of liquidity to fund potential intraday advance demand, as these assets were funded by longer-term debt and capital.

  •
  The net interest spread to funding cost on MBS and MPF loans had been narrower on new transactions relative to expiring transactions, so that over time, average net interest spread to these portfolios had declined.

  •
  The Bank's MPF portfolio has aged, and low-cost shorter-term debt assigned to the portfolio had expired, narrowing the Bank's overall net interest spread.

        All of the above factors contributed to lower net interest spreads in 2007, despite the fact that CO debt funding costs had declined relative to broader market interest rates, such as U.S. dollar interest-rate-swap yields.

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

  •
  The above factors were offset by a decline in average overnight advances of $1.0 billion for the year ended December 31, 2007, as compared to the year ended December 31, 2006.

        Putable advances that are classified as fixed-rate advances are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $33.3 billion for 2007, representing 74.6 percent of the total average balance of advances outstanding during 2007. For 2006, the average balance of these advances totaled $29.5 billion, representing 73.5 percent of total average advances outstanding during 2006.

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

        Average short-term money-market investments for the year ended December 31, 2007, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $572.7 million, or 12.8 percent, from the average balances for the year ended December 31, 2006. The higher average balances in the year ended December 31, 2007, resulted from the increased activity in federal funds sold. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances.

        Average investment-securities balances increased $1.0 billion or 10.7 percent for the year ended December 31, 2007, compared with 2006. The growth in average investments was due to the increase in average held-to-maturity MBS of $643.4 million. The increase was attributable to the Bank's expanded capacity to purchase MBS due to the increase in capital that occurred during 2007. Average total capital increased by $126.8 million during the year ended December 31, 2007, compared with the same period in 2006. Furthermore, due to decreased global demand for MBS stemming from recent turmoil in the mortgage market, net interest spread opportunities with respect to all types of MBS improved over the course of 2007, as compared with 2006. Accordingly, during the latter half of 2007 the Bank was able to purchase MBS at more favorable risk-adjusted net interest spreads than during 2006.

        Average mortgage-loan balances for the year ended December 31, 2007, were $446.3 million lower than the average balance for the year ended December 31, 2006, representing a decrease of 9.5 percent. This continuing decline in average mortgage-loan balances was attributable to the following:

  •
  Mortgage-loan purchases during the year ended December 31, 2007 and 2006, amounted to $174.4 million and $260.8 million, respectively, which were substantially less than the amount of mortgage-loan repayments and prepayments occurring during the same time periods. The decline in purchases was due to the fact that the Bank had not participated in any loan purchases from Balboa Reinsurance Co. since April 2006. Prior to April 2006, Balboa Reinsurance Co. had been the Bank's largest source of mortgage-loan purchases.

  •
  The FHLBank of Chicago has not purchased any participation interests in MPF loans acquired by the Bank since April 2006. See Financial Condition—Mortgage Loans for additional information regarding the FHLBank of Chicago's participation in MPF loan purchases. As a result, the Bank avoided entering into large master commitments to purchase large volumes of mortgage loans.

        Overall, the yield on the mortgage-loan portfolio had increased six basis points for the year ended December 31, 2007, compared with the year ended December 31, 2006. This increase was attributable to the following factors:

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

        Average CO balances increased $5.4 billion, or 9.8 percent, from the year ended December 31, 2006, to the year ended December 31, 2007. This increase was due to an increase of $3.7 billion in CO bonds and $1.8 billion in CO discount notes. This increase funded the growth of the advances portfolio.

        Reported net interest margin for the years ended December 31, 2007 and 2006, was 0.48 percent and 0.51 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.44 percent and 0.64 percent, respectively.

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

Other Income (Loss) and Operating Expenses

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

        For the year ended December 31, 2007, total operating expenses increased $3.9 million from the same period in 2006. This increase was mainly due to a $3.3 million increase in salaries and benefits and an $800,000 increase in other operating expenses. The $3.3 million increase in salaries and benefits was due primarily to a $1.2 million increase in salary expenses attributable to planned staffing increases and annual merit increases, an increase in incentive compensation and employee award programs of $934,000, and an increase of $1.2 million in employee benefits. The increase in employee benefits was primarily attributable to an increase in costs associated with the Bank's pension plans. At December 31, 2007, staffing levels increased 4.7 percent to 199.0 full-time equivalent positions compared with 190.0 full-time equivalent positions at December 31, 2006.

        The $800,000 increase in other operating expenses was largely attributable to a $286,000 increase in data processing maintenance fees, a $138,000 increase in contractual services related to information security expenses and the licensing of additional credit-monitoring products, and a $144,000 increase in employee search expenses to fill vacant positions.

        The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Board and the Office of Finance. These expenses totaled $4.0 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

        At December 31, 2008, the advances portfolio totaled $56.9 billion, an increase of $1.2 billion compared with a total of $55.7 billion at December 31, 2007. This increase was primarily the result of a $1.7 billion increase in floating-rate advances, a $987.0 million increase in overnight advances, a $799.4 million increase in FAS 133 hedging adjustments offset by a $2.2 billion decline in fixed-rate advances. The decline in fixed-rate advances was due to the decrease in short-term advances of $6.5 billion offset by an increase in long-term advances of $2.8 billion and putable advances of $1.3 billion. At December 31, 2008, 54.1 percent of total advances outstanding had original maturities of greater than one year, compared with 44.3 percent as of December 31, 2007.

        The following table summarizes advances outstanding at December 31, 2008 and 2007, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31,
	2008		2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$28,444	0.46%	$61,496	4.64%
2008	—	—	35,745,494	4.65
2009	32,363,291	2.42	6,801,904	4.59
2010	5,418,310	4.23	3,883,697	4.89
2011	4,953,624	3.27	1,974,447	4.88
2012	2,507,092	4.30	1,966,414	4.54
2013	5,119,387	2.43	865,192	4.83
Thereafter	5,439,874	4.13	4,086,235	4.37

Total par value	55,830,022	2.92%	55,384,879	4.65%
Premium	9,279		4,278
Discount	(20,883)		(17,861)
SFAS 133 hedging adjustments	1,107,849		308,444

Total	$56,926,267		$55,679,740

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

        There were no transfers of advances between the Bank and other FHLBanks during the years ended December 31, 2008 and 2007.

        As of December 31, 2008, SFAS 133 hedging adjustments increased $799.4 million from December 31, 2007. Lower market-interest rates at the end of 2008 as compared to the end of 2007 have resulted in a higher estimated fair value of the hedged advances.

        The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At December 31, 2008, and December 31, 2007, the Bank had outstanding callable advances of $5.5 million and $30.0 million, respectively. The following table summarizes advances outstanding at December 31, 2008 and 2007, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2008		2007
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$28,444	—%	$61,496	0.1%
2008	—	—	35,775,494	64.6
2009	32,368,791	58.0	6,801,904	12.3
2010	5,418,310	9.7	3,883,697	7.0
2011	4,948,124	8.9	1,944,447	3.5
2012	2,507,092	4.5	1,966,414	3.5
2013	5,119,387	9.2	865,192	1.6
Thereafter	5,439,874	9.7	4,086,235	7.4

Total par value	$55,830,022	100.0%	$55,384,879	100.0%

        The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At December 31, 2008 and 2007, the Bank had putable advances outstanding totaling $9.3 billion and $8.0 billion, respectively. The following table summarizes advances outstanding at December 31, 2008, and December 31, 2007, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31,
	2008		2007
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$28,444	—%	$61,496	0.1%
2008	—	—	41,613,769	75.1
2009	39,061,566	70.0	7,260,154	13.1
2010	4,529,960	8.1	2,681,797	4.8
2011	4,906,824	8.8	1,336,647	2.4
2012	1,599,042	2.9	987,864	1.8
2013	4,277,587	7.7	476,592	0.9
Thereafter	1,426,599	2.5	966,560	1.8

Total par value	$55,830,022	100.0%	$55,384,879	100.0%

        The following table summarizes advances outstanding by product type at December 31, 2008 and 2007.

Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2008		December 31, 2007
	Balance	Percent of Total	Balance	Percent of Total
Overnight advances	$2,350,846	4.2%	$1,363,868	2.5%
Fixed-rate advances
Short-term	22,893,070	41.0	29,377,410	53.0
Long-term	12,866,170	23.1	10,088,175	18.2
Amortizing	2,565,761	4.6	2,381,301	4.3
Putable	9,273,175	16.6	7,939,325	14.3
Callable	5,500	—	30,000	0.1

	47,603,676	85.3	49,816,211	89.9
Variable-rate advances
Simple variable	5,875,500	10.5	4,158,800	7.5
Putable, convertible to fixed	—	—	46,000	0.1

	5,875,500	10.5	4,204,800	7.6
Total par value	$55,830,022	100.0%	$55,384,879	100.0%

        The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank's member institutions. At December 31, 2008, the Bank had advances outstanding to 370, or 80.3 percent, of its 461 members. At December 31, 2007, the Bank had advances outstanding to 353, or 77.2 percent, of its 457 members.

        The Bank's advances are concentrated to institutions in the financial services industry. The following table provides a summary of advances outstanding to the Bank's members by member institution type for each of the last five fiscal years.

Advances Outstanding by Member Type
(dollars in millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other(1)	Total Par Value
December 31, 2008	$32,151.1	$18,930.7	$3,751.8	$857.1	$139.3	$55,830.0
December 31, 2007	35,692.0	16,286.0	2,518.1	757.8	131.0	55,384.9
December 31, 2006	18,585.7	15,834.0	1,773.3	938.4	227.4	37,358.8
December 31, 2005	20,582.6	14,233.3	1,802.7	1,134.8	295.2	38,048.6
December 31, 2004	14,564.0	11,814.9	1,427.6	1,079.8	1,060.0	29,946.3

(1)
"Other" includes advances of former members involved in mergers with nonmembers where the resulting institution is not a member of the Bank, as well as advances outstanding to eligible nonmember housing associates.

Top Five Advance-Holding Members
(dollars in thousands)

			As of December 31, 2008
						Advances Interest Income for the Year Ended December 31, 2008
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted-Average Rate(1)
Bank of America Rhode Island, N.A.	Providence	RI	$14,200,378	25.4%	2.59%	$693,776
RBS Citizens, N.A.	Providence	RI	11,409,138	20.4	1.72	284,099
NewAlliance Bank	New Haven	CT	2,185,118	3.9	4.47	102,698
Webster Bank	Waterbury	CT	1,331,197	2.4	2.36	42,795
Washington Trust Company	Westerly	RI	829,616	1.5	3.63	30,923

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

        Prepayment Fees.    Advances with a maturity of six months or less may not be prepaid, whereas advances with a term to maturity greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the year ended December 31, 2008, advances totaling $1.0 billion were prepaid, resulting in gross prepayment-fee income of $6.5 million, which was partially offset by a $1.8 million loss related to fair-value hedging adjustments and a $7,000 premium write-off on those prepaid advances. During the year ended December 31, 2007, advances totaling $938.3 million were prepaid, resulting in gross prepayment-fee income of $4.4 million, which was partially offset by a $1.4 million loss related to fair-value hedging adjustments. Advance prepayments may increase as a result of changes in interest rates or other factors. A declining interest-rate environment may result in an increase in prepayment fees but also a reduced rate of return on the Bank's interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank's future earnings is unpredictable.

Investments

        At December 31, 2008, investment securities and short-term money-market instruments totaled $18.9 billion, compared with $17.9 billion at December 31, 2007. The growth in investments was due to an increase of $3.3 billion in interest-bearing deposits, and a $2.0 billion increase in securities purchased under agreements to resell. These were partially offset by a $4.0 billion decline in held-to-maturity securities. Under the Bank's pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital as measured at the previous monthend. At December 31, 2008 and 2007, the Bank's MBS and SBA holdings represented 225 percent and 226 percent of capital, respectively.

Held-to-Maturity Securities

        The Bank classifies most of its investments as held-to-maturity. The following table provides a summary of the Bank's held-to-maturity securities.

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$565,000	$565,157	$5,330,000	$5,332,096	$940,000	$939,993
U.S. agency obligations	39,995	41,259	51,634	53,465	62,823	63,702
State or local housing-finance-agency obligations	278,128	196,122	299,653	287,228	315,545	317,914

	883,123	802,538	5,681,287	5,672,789	1,318,368	1,321,609
Mortgage-backed securities:
U.S. government guaranteed	11,870	12,515	13,661	14,297	16,226	16,669
Government-sponsored enterprises	4,384,215	4,359,784	1,658,407	1,682,370	1,022,039	1,020,801
Other	3,989,016	2,409,945	5,924,526	5,748,175	5,889,558	5,888,922

	8,385,101	6,782,244	7,596,594	7,444,842	6,927,823	6,926,392
Total	$9,268,224	$7,584,782	$13,277,881	$13,117,631	$8,246,191	$8,248,001

        State or Local Housing-Finance-Agency Obligations.    Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $82.7 million as of December 31, 2008. Management has reviewed the state or local housing-finance-agency obligations and has determined that the unrealized losses in this category of investments are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral. As of December 31, 2008, none of the Bank's held-to-maturity investments in state or local housing-finance-agency obligations were rated below investment grade by a nationally recognized statistical ratings organization (NRSRO). Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets, and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        Mortgage-Backed Securities.    Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $1.7 billion as of December 31, 2008. Due to the loan credit performance of the Bank's private-label MBS portfolio deteriorating beyond the forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, 19 of the Bank's securities became other-than-temporarily impaired. An other-than-temporary impairment loss of $381.7 million was recorded in the statement of income as realized loss on held-to-maturity securities which was equal to the entire difference between the impaired investments' carrying amount of $728.0 million and their fair value of $346.2 million. The fair value of these investments became the new cost basis of these investments at the time of impairment. In subsequent periods the Bank will account for the other-than-temporarily impaired debt securities as if the debt securities had been purchased on the measurement date of the other-than-temporary impairment. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the cost basis of these securities over the remaining life of the securities.

        The maturities, amortized cost, and weighted-average yields of non-MBS classified as held-to-maturity as of December 31, 2008, are provided in the following table.

Redemption Terms of Held-to-Maturity Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
Certificates of deposit	$565,000	2.10%	$—	—%	$—	—%	$—	—%	$565,000
U.S. agency obligations	—	—	—	—	12,645	5.94	27,350	6.10	39,995
State or local housing-finance-agency obligations	—	—	6,653	7.18	30,126	6.31	241,349	2.48	278,128

Total	$565,000	2.10%	$6,653	7.18%	$42,771	6.20%	$268,699	2.85%	$883,123

Available-for-Sale Securities

        From time to time, the Bank invests in certain securities and simultaneously enters into matched-term interest-rate swaps to achieve a LIBOR-based variable yield, particularly when the Bank can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than it can earn between the bond's fixed yield and comparable-term fixed-rate debt. Because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security, the Bank classifies these investments as available-for-sale. The following table provides a summary of the Bank's available-for-sale securities.

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	December 31,
	2008		2007		2006
	Adjusted Cost(1)	Fair Value	Adjusted Cost(1)	Fair Value	Adjusted Cost(1)	Fair Value
Supranational banks	$501,890	$458,984	$394,678	$396,341	$380,262	$382,484
U.S. government corporations	334,345	275,856	235,200	237,204	225,482	225,615
Government-sponsored enterprises	164,478	143,130	156,221	156,064	191,724	191,547
State or local housing-finance-agency obligations	21,685	21,685	—	—	—	—
Other FHLBanks' bonds	—	—	—	—	14,700	14,716

	1,022,398	899,655	786,099	789,609	812,168	814,362
Mortgage-backed securities
Government-sponsored enterprises	322,486	314,749	277,749	274,150	172,600	173,696

Total	$1,344,884	$1,214,404	$1,063,848	$1,063,759	$984,768	$988,058

(1)
Includes amortized cost and SFAS 133 carrying value adjustments

        Unrealized Losses—Supranational Banks, U.S Government Corporations, and Government-Sponsored Enterprises.    Within the supranational banks, U.S. government corporations, and GSE categories of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $42.9 million, $58.5 million, and $21.5 million, respectively, as of December 31, 2008. Management believes that the unrealized losses on non MBS are the result of the current interest-rate environment, elevated investor yield requirements arising from perceived credit risk, and illiquidity in the credit markets. Investments in GSE securities, specifically debentures issued by Fannie Mae and Freddie Mac, were negatively impacted by investor credit concerns during most of the year ended December 31, 2008. However, the Federal Reserve Board's commitment to purchase GSE debt, as discussed in Recent Legislative and Regulatory Developments, may provide some support to the Bank's investments in senior debt non MBS issued by those entities. Management has reviewed its available-for-sale investments and has determined that all unrealized losses are temporary given the creditworthiness of the issuers. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        Mortgage-Backed Securities.    Within the GSE category of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $7.7 million as of December 31, 2008. Management believes that the unrealized losses on the Bank's investment in MBS are the result of the current interest-rate environment, elevated investor yield requirements arising from perceived credit risk, and illiquidity in the credit markets. All of these MBS are issued and guaranteed by a GSE. Investments in GSE-issued MBS, specifically Fannie Mae and Freddie Mac, were impacted by investor credit concerns during most of the year ending December 31, 2008. However, the Federal Reserve Board's commitment to purchase up to $500 billion in GSE-issued MBS, as discussed in Recent Legislative and Regulatory Developments, may provide some support to the Bank's investments in MBS issued by those entities. Management has determined that all unrealized losses in this category of investments are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is attributable to illiquidity in the credit markets and not solely to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        The maturities, fair value, and weighted-average yields of non-MBS classified as available-for-sale as of December 31, 2008, are provided in the following table.

Redemption Terms of Available-for-Sale Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
Supranational banks	$—	—%	$—	—%	$—	—%	$349,865	6.79%	$349,865
U.S. government corporations	—	—	—	—	—	—	213,308	6.15	213,308
Government-sponsored enterprises	24,995	4.25	—	—	—	—	88,641	6.11	113,636
State or local housing-finance-agency obligations	—	—	21,685	2.60	—	—	—	—	21,685

Total	$24,995	4.25%	$21,685	2.60%	$—	—%	$651,814	6.49%	$698,494

Trading Securities

        The Bank also classifies certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carries them at fair value. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates the Bank's liquidity needs. The following table provides a summary of the Bank's trading securities.

Trading Securities
(dollars in thousands)

	December 31,
	2008	2007	2006
Mortgage-backed securities
U.S. government guaranteed	$26,533	$32,827	$42,677
Government-sponsored enterprises	36,663	47,754	63,685
Other	—	32,288	45,000

Total	$63,196	$112,869	$151,362

        At December 31, 2008, the Bank held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Issuers with Total Book Value Greater than 10% of Total Capital
(dollars in thousands)

Name of Issuer	Book Value(1)	Fair Value
Non-Mortgage-backed securities:
Inter-American Development Bank	$458,983	$458,983
Federal National Mortgage Association	143,130	143,130
Mortgage-backed securities:
Federal National Mortgage Association	$3,529,954	$3,531,202
Federal Home Loan Mortgage Corporation	1,205,673	1,179,995

    (1)
    Book value for trading securities and available-for-sale securities represents fair value. Book value for held-to-maturity securities represents amortized cost.

        The Bank's MBS investment portfolio consists of the following categories of securities as of December 31, 2008 and 2007.

Mortgage-Backed Securities

	December 31,
	2008	2007
Private-label residential mortgage-backed securities	43.4%	68.6%
U.S. government-guaranteed and GSE residential mortgage-backed securities	54.5	25.4
Private-label commercial mortgage-backed securities	1.6	5.4
Home-equity loans	0.5	0.6

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

        Under the MPF program (other than MPF Xtra), the Bank invests in fixed-rate mortgages that are purchased from members that are PFIs. In the case of MPF Xtra the Bank facilitates Fannie Mae's investment in certain mortgages purchased from PFIs, as further described in Item 1—Business—Mortgage Loan Finance and Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Mortgage Loans. The Bank manages the liquidity, interest-rate, and prepayment-option risks of the mortgages it purchases, while the member retains the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on loans the Bank purchases, for which PFIs receive a CE fee.

        Mortgage loans as of December 31, 2008, totaled $4.2 billion, an increase of $62.2 million from the December 31, 2007, balance of $4.1 billion. As of December 31, 2008, 134 of the Bank's 461 members have been approved to participate in the MPF program. Mortgage-loan purchases amounted to $620.3 million par value, for the year ending December 31, 2008, and $173.8 million par value for the year ending December 31, 2007. The increase in mortgage-loan purchases was due to the Bank increasing its marketing of the MPF program and adding additional PFIs during 2008.

        Notwithstanding the increase in the Bank's purchases of mortgage loans in 2008 through the MPF program, the recently announced agency Federal Reserve Board MBS purchase programs, as described in Recent Legislative and Regulatory Developments in this Item, may adversely impact member demand for MPF products. These programs, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency mortgage pricing. Comparative MPF price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF products could diminish.

        The following table presents information relating to the Bank's mortgage portfolio for the five-year period ended December 31, 2008.

Mortgage Loans Held for Investment
(dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Real estate
Fixed-rate 15-year single-family mortgages	$1,027,058	$1,129,572	$1,321,762	$1,480,555	$1,267,861
Fixed-rate 20- and 30-year single-family mortgages	3,107,424	2,938,886	3,152,175	3,370,391	2,697,010
Premiums	32,476	35,252	42,274	51,501	52,365
Discounts	(11,576)	(11,270)	(12,758)	(13,051)	(4,138)
Deferred derivative gains and losses	(1,495)	(1,001)	(1,146)	(1,059)	262

Total mortgage loans held for investment	4,153,887	4,091,439	4,502,307	4,888,337	4,013,360
Less: allowance for credit losses	(350)	(125)	(125)	(1,843)	(1,379)

Total mortgage loans, net of allowance for credit losses	$4,153,537	$4,091,314	$4,502,182	$4,886,494	$4,011,981

Volume of mortgage-loan purchases
Conventional loans
Original MPF	$479,766	$122,487	$109,905	$220,823	$215,469
MPF 125	74,264	51,293	41,473	56,474	35,346
MPF Plus	60,684	—	110,032	1,477,647	217,400

Total conventional loans	614,714	173,780	261,410	1,754,944	468,215
Government-insured or guaranteed loans
MPF Government	5,567	—	—	—	—

Total par value purchased	$620,281	$173,780	$261,410	$1,754,944	$468,215

Mortgage loans outstanding
Conventional loans
Original MPF	$1,120,573	$735,629	$684,482	$642,015	$498,945
MPF 125	403,016	377,046	361,937	361,050	370,663
MPF Plus	2,231,626	2,524,915	2,914,273	3,219,238	2,235,531

Total conventional loans	3,755,215	3,637,590	3,960,692	4,222,303	3,105,139
Government-insured or guaranteed loans
MPF Government	379,267	430,868	513,245	628,643	859,732

Total par value outstanding	$4,134,482	$4,068,458	$4,473,937	$4,850,946	$3,964,871

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

Mortgage-Loan Purchases from PFIs
(dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Cape Cod Cooperative Bank
Dollar amount purchased	$75,316	$11,030	—	—	—
Percent of total mortgage-loan purchases	12%	6%	—	—	—
Newtown Savings Bank
Dollar amount purchased	$67,692	$42,106	$34,786	$46,846	$1,558
Percent of total mortgage-loan purchases	11%	24%	13%	3%	—%
First Southeast Reinsurance Co. Inc
Dollar amount purchased	$62,942	—	—	—	—
Percent of total mortgage-loan purchases	10%	—	—	—	—
Balboa Reinsurance Company, a subsidiary of Countrywide Financial Corporation(1)
Dollar amount purchased	—	—	$110,032	$1,448,995	$402,097
Percent of total mortgage-loan purchases	—	—	42%	83%	86%

(1)
Countrywide Financial Corporation became a subsidiary of Bank of America Corporation in the third quarter of 2008.

        As of December 31, 2008, Countrywide Home Loans Servicing L.P, a subsidiary of Bank of America Corporation holding company that also owns Balboa Reinsurance Company, and Webster Bank individually service more than five percent of the Bank's outstanding mortgage loans. As of December 31, 2008, Countrywide Home Loans Servicing LP serviced approximately 55.5 percent of the Bank's mortgage loans and Webster Bank services approximately 5.9 percent. Webster Bank is also one of the Bank's five largest advance borrowers. Neither of these members has received preferential pricing on the mortgage loans the Bank purchased from them as compared to any other member.

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

Summary of MPF Loan Repurchases
(dollars in thousands)

	For The Years Ended December 31,
	2008	2007	2006	2005	2004
Conventional loans	$3,107	$963	$2,903	$689	$5,931
Government-insured or guaranteed loans	106	2,373	2,743	276	1,901

Total	$3,213	$3,336	$5,646	$965	$7,832

        The increase in loan repurchases during 2006 noted in the above table resulted from a large increase in volume of repurchases by Countrywide Financial Corporation.

        The following tables present the scheduled repayments for mortgage loans outstanding at December 31, 2008 and 2007.

Redemption Terms of Mortgage Loans
As of December 31, 2008
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$136,123	$624,771	$2,994,321	$3,755,215
Fixed-rate government-insured or guaranteed loans	8,702	40,450	330,115	379,267

Total par value	$144,825	$665,221	$3,324,436	$4,134,482

Redemption Terms of Mortgage Loans
As of December 31, 2007
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$122,337	$606,062	$2,909,191	$3,637,590
Fixed-rate government-insured or guaranteed loans	9,258	43,073	378,537	430,868

Total par value	$131,595	$649,135	$3,287,728	$4,068,458

        Allowance for Credit Losses on Mortgage Loans.    The allowance for credit losses on mortgage loans was $350,000 and $125,000 at December 31, 2008 and 2007, respectively. See Critical Accounting Estimates—Allowance for Loan Losses for a description of the Bank's methodology for estimating the allowance for loan losses. The Bank did not recognize any recoveries during 2008. The Bank recognized a total of $9,000 in net recoveries for 2007. The ratio of net charge-offs to average loans outstanding was less than one basis point for the years ended December 31, 2008 and 2007.

        The following table presents the Bank's allowance for credit losses activity.

Allowance for Credit Losses Activity
(dollars in thousands)

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
Balance at January 1	$125	$125	$1,843	$1,379	$1,317
Charge-offs	—	—	(14)	(38)	(91)
Recoveries	—	9	—	—	30

Net recoveries (charge-offs)	—	9	(14)	(38)	(61)
Provision for credit losses	225	(9)	(1,704)	502	123

Balance at December 31	$350	$125	$125	$1,843	$1,379

        The following table presents the Bank's allocation of allowance for credit losses activity.

Allocation of Allowance for Credit Losses
(dollars in thousands)

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Conventional loans	$350	90.8%	$125	89.4%	$125	88.5%	$1,843	87.0%	$1,379	78.3%
Government-insured or guaranteed loans	—	9.2	—	10.6	—	11.5	—	13.0	—	21.7

Total	$350	100.0%	$125	100.0%	$125	100.0%	$1,843	100.0%	$1,379	100.0%

        The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at December 31, 2008, and December 31, 2007, are provided in the following tables.

Summary of Delinquent Mortgage Loans
As of December 31, 2008
(dollars in thousands)

Days Delinquent	Conventional	Government(1)	Total
30 days	$37,101	$17,709	$54,810
60 days	10,354	7,130	17,484
90 days or more and accruing	—	14,207	14,207
90 days or more and nonaccruing	21,325	—	21,325

Total delinquencies	$68,780	$39,046	$107,826

Total par value of mortgage loans outstanding	$3,755,215	$379,267	$4,134,482

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.83%	10.30%	2.61%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.57%	3.75%	0.86%

(1)
Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans
As of December 31, 2007
(dollars in thousands)

Days Delinquent	Conventional	Government(1)	Total
30 days	$37,231	$18,074	$55,305
60 days	6,333	6,902	13,235
90 days or more and accruing	—	10,723	10,723
90 days or more and nonaccruing	7,982	—	7,982

Total delinquencies	$51,546	$35,699	$87,245

Total par value of mortgage loans outstanding	$3,637,590	$430,868	$4,068,458

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.42%	8.29%	2.14%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.22%	2.49%	0.46%

(1)
Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

        The Bank's mortgage-loan portfolio is geographically diversified across all 50 states and Washington, D.C., and no single zip code represented more than one percent of outstanding mortgage loans at either December 31, 2008 or December 31, 2007. The Bank observes little correlation between the geographic locations of loans and delinquency and there is no concentration of delinquent loans in any particular geographic area.

        Loan-Portfolio Analysis.    The Bank's par value of outstanding mortgage loans, nonperforming loans, and loans 90 days or more past due and accruing interest for the five-year period ended December 31, 2008, are provided in the following table.

Loan-Portfolio Analysis
(dollars in thousands)

	As of December 31,
	2008	2007	2006	2005	2004
Real-estate mortgages	$4,134,482	$4,068,458	$4,473,937	$4,850,946	$3,964,871

Nonperforming real-estate mortgages	$21,325	$7,982	$4,796	$6,387	$2,708

Real-estate mortgages past due 90 days or more and still accruing(1)	$14,207	$10,723	$8,544	$6,788	$663

Interest contractually due during the period	$1,120	$442	$294	$388	$205
Interest actually received during the period	1,041	420	278	349	177

Shortfall	$79	$22	$16	$39	$28

(1)
Only government-guaranteed loans (for example, FHA, VA) continue to accrue interest after 90 or more days delinquent.

        As of December 31, 2008 and 2007, loans in foreclosure were $12.0 million and $5.3 million, respectively, and real-estate owned (REO) was $3.9 million and $2.2 million, respectively. REO is recorded on the statement of condition in other assets.

        Sale of REO Assets.    During the years ended December 31, 2008, 2007, and 2006, the Bank sold REO assets with a recorded book value of $5.3 million, $3.7 million, and $932,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains (losses) totaling $122,000, $112,000, and $(19,000) on the sale of REO assets during the years ended December 31, 2008, 2007, and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income.

        The following tables provide the portfolio characteristics of mortgage loans held by the Bank.

Characteristics of the Bank's Mortgage-Loan Portfolio(1)

	December 31,
	2008	2007
Loan-to-value ratio at origination
≤ 60.00%	46%	47%
60.01% to 70.00%	14	13
70.01% to 80.00%	17	18
80.01% to 90.00%	13	12
Greater than 90.00%	10	10

Total	100%	100%

Weighted average loan-to-value ratio	63%	62%
FICO score(2)
< 620	3%	4%
620 to < 660	7	7
660 to < 700	13	14
700 to < 740	20	20
≥ 740	56	54
Not available	1	1

Total	100%	100%

Weighted average FICO score	738	735

    (1)
    Percentages calculated based on unpaid principal balance at the end of each period.

    (2)
    FICO® is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

        Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of primary MI, from an MI company rated at least triple-B (or equivalent rating).

Regional Concentration of Mortgage Loans Outstanding(1)

	December 31,
	2008	2007
Regional concentration(2)
Midwest	8%	9%
Northeast	49	41
Southeast	12	12
Southwest	10	13
West	21	25

Total	100%	100%

State concentration(3)
Massachusetts	25%	21%
California	16	18

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

        First-Loss Account.    The Bank's conventional mortgage-loan portfolio currently consists of four MPF products: Original MPF, MPF 125, MPF Government, and MPF Plus, which differ from each other in the way the first-loss account is determined, as described in Item 1—Business—Mortgage-Loan Finance.

        The aggregated amount of the first-loss account is memorialized and tracked but is neither recorded nor reported as a loan-loss reserve in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's CE, then to the Bank after the member's CE obligation has been met. At December 31, 2008 and 2007, the amount of FLA remaining for losses was $30.6 million and $29.9 million, respectively. Except with respect to Original MPF, our losses incurred under the FLA can be recovered by withholding future performance CE fees otherwise paid to our PFIs.

Debt Financing—Consolidated Obligations

        At December 31, 2008 and 2007, outstanding COs, including both CO bonds and CO discount notes, totaled $74.7 billion and $73.4 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or use the bond to fund assets with characteristics similar to those of the bond.

        The following is a summary of the Bank's CO bonds outstanding at December 31, 2008 and 2007, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding
by Year of Contractual Maturity
(dollars in thousands)

	December 31,
	2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$—	—%	$11,247,010	4.39%
2009	15,200,275	2.85	6,335,475	4.63
2010	5,338,110	3.49	3,218,350	4.57
2011	2,598,350	3.87	1,705,500	4.86
2012	1,735,580	4.70	1,836,080	5.03
2013	2,454,000	4.06	1,759,000	4.82
Thereafter	6,005,000	5.58	7,551,000	5.96

Total par value	33,331,315	3.71%	33,652,415	4.89%
Premium	80,586		29,577
Discount	(1,481,762)		(3,329,419)
SFAS 133 hedging adjustments	323,863		69,414

Total	$32,254,002		$30,421,987

        CO bonds outstanding at December 31, 2008 and 2007, include issued callable bonds totaling $9.4 billion, and $18.5 billion, respectively. The Bank may also enter into an interest-rate swap (in which the Bank pays variable and receives fixed) with structural characteristics that directly offset the coupon and any embedded call options or other termination features of the bond. The combined sold callable swap and callable debt effectively creates floating-rate funding at rates that are more attractive than other available alternatives.

        The discount associated with CO bonds is primarily attributable to zero-coupon callable bonds. The zero-coupon callable bonds are issued at substantial discounts to their par amounts because they have very long terms with no coupon. The Bank has hedged these bonds with interest-rate swaps, resulting in a LIBOR-based funding rate on the original bond proceeds over the life of the bonds.

        SFAS 133 hedging adjustments on CO bonds increased by $254.4 million during 2008. Lower market-interest rates at the end of 2008, as compared to the end of 2007, resulted in a higher estimated fair value of the hedged CO bonds.

        The following table summarizes CO bonds outstanding at December 31, 2008 and 2007, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31,
	2008	2007
2008	$—	$23,076,710
2009	19,800,275	4,140,475
2010	5,959,110	2,293,350
2011	2,258,350	671,800
2012	1,230,580	956,080
2013	1,878,000	654,000
Thereafter	2,205,000	1,860,000

Total par value	$33,331,315	$33,652,415

        Interest-Rate-Payment Terms.    The following table details interest-rate-payment terms for CO bonds at December 31, 2008 and 2007.

Consolidated Obligation Bonds by
Interest-Rate-Payment Terms
(dollars in thousands)

	December 31,
	2008	2007
Fixed-rate bonds	$28,151,315	$28,377,715
Simple variable-rate bonds	3,050,000	1,000,000
Zero-coupon bonds	1,780,000	4,209,700
Step-up bonds	350,000	65,000

Total par value	$33,331,315	$33,652,415

        CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 56.8 percent and 58.6 percent of outstanding COs at December 31, 2008 and 2007, respectively, but accounted for 98.1 percent and 97.8 percent of the proceeds from the issuance of COs during the years ended December 31, 2008 and 2007, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances. Much of the CO discount note activity reflects the refinancing of overnight CO discount notes, which averaged $4.0 billion during the year ended December 31, 2008, up from an average of $3.8 billion during the year ended December 31, 2007.

        The Bank's outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
December 31, 2008	$42,472,266	$42,567,305	1.59%
December 31, 2007	42,988,169	43,264,750	4.33

Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Year Ended December 31,
	2008		2007		2006
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$4,019,432	2.04%	$3,764,623	4.79%	$2,399,834	4.91%
Term discount notes	39,486,803	2.72	22,013,013	5.00	21,587,566	4.91

Total discount notes	43,506,235	2.65	25,777,636	4.97	23,987,400	4.91
Bonds	33,199,670	3.66	34,953,730	4.95	31,301,707	4.66

Total consolidated obligations	$76,705,905	3.09%	$60,731,366	4.96%	$55,289,107	4.76%

        The average balances of COs for the year ended December 31, 2008, were higher than the average balances for the year ended December 31, 2007, which is consistent with the increase in total average assets, primarily short-term advances. The average balance of term CO discount notes and overnight CO discount notes for the year ended December 31, 2008 increased $17.5 billion and $254.8 million, respectively, from the prior year. Average balances of CO bonds decreased $1.8 billion from the prior year. The average balance of CO discount notes represented approximately 56.7 percent of total average COs during the year ended December 31, 2008, as compared with 42.4 percent of total average COs during the year ended December 31, 2007, and the average balance of bonds represented 43.3 percent and 57.6 percent of total average COs outstanding during the years ended December 31, 2008 and 2007, respectively.

        Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank's outstanding COs, including COs held by other FHLBanks, was $1.3 trillion and $1.2 trillion at December 31, 2008 and 2007, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. The Bank has not paid any obligations on behalf of the other FHLBanks during the years ended December 31, 2008 and 2007.

        The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2008.

        On November 25, 2008, the Federal Reserve Board announced an initiative to purchase GSE debt, including FHLBank debt. See Item 7—Liquidity and Capital Resources—Liquidity for a discussion of this initiative's impact on the Bank.

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

        As of December 31, 2008, deposits totaled $611.1 million compared with $713.1 million at December 31, 2007, a decrease of $102.1 million. This decrease was mainly the result of a lower level of member deposits in the Bank's overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

        For the years ended December 31, 2008, and December 31, 2007, average demand- and overnight-deposit balances were $923.2 million and $836.1 million, respectively, and the average rate paid was 1.74 percent and 4.75 percent, respectively.

        The following table presents term deposits issued in amounts of $100,000 or greater at December 31, 2008 and 2007.

Term Deposits Greater than $100,000
(dollars in thousands)

	December 31,
	2008		2007
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$37,000	1.96%	$3,950	4.98%
Over three months through six months	1,000	2.98	—	—
Over six months through 12 months	—	—	—	—
Greater than 12 months(1)	26,250	4.19	26,250	4.19

Total par value	$64,250	2.89%	$30,200	4.29%

(1)
Represents eight term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

        The board of directors of the Bank may, but is not required to, declare and pay noncumulative dividends in cash, stock, or a combination thereof. Dividends may only be paid from current net earnings or previously retained earnings. Further, on December 14, 2008, the Bank's board of directors adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more than 50 percent of quarterly earnings in the event that the retained earnings target exceeds the Bank's current level of retained earnings, although the Bank's board of directors retains full discretion over the amount, if any, and timing of any dividend payout, subject to this payout restriction. See Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding the Bank's dividends. At December 31, 2008, the Bank had an accumulated deficit of $19.7 million and became prohibited from paying dividends until the Bank generates sufficient net income to eliminate the accumulated deficit.

        Regulatory Capital Requirements.    The Bank is subject to risk-based capital rules established by the Finance Agency. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through December 31, 2008, as noted in the following table.

Risk-Based Capital Requirements
(dollars in thousands)

	December 31,
	2008	2007
Permanent capital
Class B capital stock	$3,584,720	$3,163,793
Mandatorily redeemable capital stock	93,406	31,808
(Accumulated deficit) retained earnings	(19,749)	225,922

Permanent capital	$3,658,377	$3,421,523

Risk-based capital requirement
Credit-risk capital	$215,514	$167,538
Market-risk capital	1,425,551	112,106
Operations-risk capital	492,319	83,893

Total risk-based capital requirement	$2,133,384	$363,537

        The Bank's credit-risk-based capital requirement, as defined by the Finance Agency's risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and non-mortgage assets, tenor, increased by $48.0 million due to downgrades of the credit ratings of private-label MBS assets and the growth in advance balances and money-market investments from December 31, 2007 to December 31, 2008.

        The increase in the Bank's market-risk capital requirement reflects the sharp decline in the ratio of the Bank's market value of equity to its book value of equity from 95.9 percent at December 31, 2007, to 48.3 percent at December 31, 2008, which primarily resulted from the sharp decline in the market value of MBS during the first half of 2008. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Measurement of Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank's market value of equity is less than 85 percent of its book value of equity must be added to the market risk component of its risk-based capital requirement. As of December 31, 2008, this incremental risk-based capital total was $1.3 billion, and was the principal driver behind the increase in the Bank's market risk component from $112.1 million at December 31, 2007, to $1.4 billion at December 31, 2008. This increase was due to the decline in the market value of the Bank's portfolio of privatelabel MBS as well as downgrades in the credit ratings of many of these securities. Management believes that the decline in the ratio of the Bank's market value of equity to its book value of equity is temporary and will recover as liquidity returns to the MBS market. However, management cannot predict how long MBS prices will remain depressed, and the current situation could persist for an extended period of time. Further, in the event of further credit deterioration in excess of the Bank's expectations, realized credit losses in the Bank's private-label MBS investments would serve to limit the recovery of capital ratios including the risk-based capital ratio. To date, though, the Bank has not realized any loss of contractual principal and interest in these holdings.

        Subsequent to December 31, 2008, and through February 28, 2009, the credit risk-based capital requirement for MBS investments increased $352.2 million due to downgrades in the ratings of private-label MBS. In particular, the downgrade of several private-label MBS with a book value of $983.4 million to CCC has had a significant upward impact on the credit-risk-based capital requirement for the MBS portfolio. Finance Agency regulations require the Bank to hold credit-risk-based capital for CCC rated assets equal to 34 percent of their book value. In additional to the increase in credit-risk-based capital due to the recent downgrades, Finance Agency regulations require an additional 30 percent of that amount be added for operations-risk-based capital, which equals $105.7 million. Further declines in credit ratings of private-label MBS will further increase the Bank's risk-based capital requirement.

        In addition to the risk-based capital requirements, the GLB Act specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements throughout 2007 and 2008, and remained in compliance at December 31, 2008.

        The following table provides the Bank's capital ratios as of December 31, 2008 and 2007.

Capital Ratio Requirements
(dollars in thousands)

	December 31,
	2008	2007
Capital ratio
Minimum capital (4% of total assets)	$3,214,127	$3,128,014
Actual capital (capital stock plus retained earnings)	3,658,377	3,421,523
Total assets	80,353,167	78,200,338
Capital ratio (permanent capital as a percentage of total assets)	4.6%	4.4%
Leverage ratio
Minimum leverage capital (5% of total assets)	$4,017,658	$3,910,017
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,487,565	5,132,284
Leverage ratio (leverage capital as a percentage of total assets)	6.8%	6.6%

        The Bank targets an operating range of 4.0 percent to 5.5 percent for the capital ratio. In general, due to the member stock-purchase requirements, which are based on member activity with the Bank, as member assets increase and decrease, the Bank's capital stock will increase and decrease by a proportionate amount.

Derivative Instruments

        SFAS 133 requires all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value net of cash collateral and accrued interest totaled $28.9 million and $67.0 million as of December 31, 2008 and 2007, respectively. Derivative liabilities' net fair value net of cash collateral and accrued interest totaled $1.2 billion and $286.8 million as of December 31, 2008 and 2007, respectively.

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

        The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $32.7 million and $9.6 million at December 31, 2008, and December 31, 2007, respectively. Under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), all mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

        The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2008, and December 31, 2007. The hedge designation "fair value" represents the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133 and are hedged with the benchmark interest rate. The hedge designation "economic" represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment
As of December 31, 2008 and 2007
(dollars in thousands)

			December 31, 2008		December 31, 2007
Hedged Item	Derivative	SFAS 133 Hedge Designation	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances	Swaps	Fair value	$15,401,359	$(1,113,240)	$12,535,860	$(310,871)
	Swaps	Economic	111,250	(5,716)	29,000	(756)
	Caps and floors	Economic	66,500	294	409,800	586

Total associated with advances			15,579,109	(1,118,662)	12,974,660	(311,041)
Available-for-sale securities	Swaps	Fair value	932,131	(394,526)	936,031	(129,834)
Trading securities	Swaps	Economic	46,500	(2,413)	126,500	(1,559)
Consolidated obligations	Swaps	Fair value	14,190,223	321,139	15,016,827	60,840
	Swaps	Economic	—	—	25,000	(4)

Total associated with consolidated obligations			14,190,223	321,139	15,041,827	60,836
Deposits	Swaps	Fair value	20,000	6,414	20,000	4,410
Member intermediated	Caps and floors	Not applicable	15,000	—	20,000	—

Total			30,782,963	(1,188,048)	29,119,018	(377,188)
Mortgage delivery commitments(1)			32,672	(365)	9,600	27
Forward contracts			10,000	(133)	—	—

Total derivatives			$30,825,635	(1,188,546)	$29,128,618	(377,161)

Accrued interest				89,788		218,569
Cash collateral				(46,101)		(61,150)

Net derivatives				$(1,144,859)		$(219,742)

Derivative asset				$28,935		$67,047
Derivative liability				(1,173,794)		(286,789)

Net derivatives				$(1,144,859)		$(219,742)

(1)
Mortgage delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in their fair value recorded in other income.

        The following four tables provide a summary of the Bank's hedging relationships for fair value hedges of advances and COs which qualify for hedge accounting under SFAS 133, by year of contractual maturity, next put date for putable advances, next call date for callable COs. Interest accruals on interest-rate exchange agreements in SFAS 133-qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of income. The notional amount of derivatives in SFAS 133-qualifying hedge relationships of advances and COs totals $29.6 billion, representing 96.0 percent of all derivatives outstanding as of December 31, 2008. Economic hedges are not included within the four tables below.

SFAS 133 Fair Value Hedge Relationships of Advances
By Year of Contractual Maturity
As of December 31, 2008
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		Advances			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	SFAS 133 Fair Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
2009	$2,692,500	$(40,181)	$2,692,500	$40,454	4.32%	3.08%	4.28%	3.12%
2010	3,098,324	(144,154)	3,098,324	143,270	4.58	2.54	4.50	2.62
2011	2,127,750	(117,385)	2,127,750	117,209	4.08	2.74	3.99	2.83
2012	1,703,550	(140,618)	1,703,550	140,423	4.34	2.39	4.25	2.48
2013	1,593,760	(125,224)	1,593,760	124,992	3.83	2.96	3.73	3.06
Thereafter	4,185,475	(545,678)	4,185,475	541,501	4.02	2.79	3.89	2.92

Total	$15,401,359	$(1,113,240)	$15,401,359	$1,107,849	4.21%	2.76%	4.12%	2.85%

(1)
The SFAS 133 fair value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2008.

SFAS 133 Fair Value Hedge Relationships of Advances
By Year of Contractual Maturity or Next Put Date for Putable Advances
As of December 31, 2008
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		Advances			Derivatives
Year of Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	SFAS 133 Fair Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
2009	$9,350,525	$(692,503)	$9,350,525	$687,495	4.39%	2.78%	4.26%	2.91%
2010	2,220,474	(107,227)	2,220,474	106,858	3.92	2.57	3.90	2.59
2011	2,106,950	(135,974)	2,106,950	135,832	3.72	2.89	3.65	2.96
2012	806,250	(78,550)	806,250	78,717	4.25	2.38	4.21	2.42
2013	744,960	(70,812)	744,960	70,868	4.05	3.16	4.02	3.19
Thereafter	172,200	(28,174)	172,200	28,079	4.97	2.34	4.99	2.32

Total	$15,401,359	$(1,113,240)	$15,401,359	$1,107,849	4.21%	2.76%	4.12%	2.85%

(1)
The SFAS 133 fair value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2008.

SFAS 133 Fair Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity
As of December 31, 2008
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		CO Bonds & Discount Notes			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	SFAS 133 Fair Value Adjustment(1)	CO Bonds & DNs	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
2009	$9,431,671	$26,948	$9,431,671	$(28,512)	2.66%	2.65%	2.26%	2.27%
2010	1,566,260	36,070	1,566,260	(36,084)	2.99	3.08	2.66	2.57
2011	535,000	15,012	535,000	(15,075)	4.14	3.91	2.04	2.27
2012	430,000	22,848	430,000	(23,172)	4.74	4.74	3.34	3.34
2013	1,086,000	63,798	1,086,000	(64,265)	3.95	3.82	2.37	2.50
Thereafter	1,141,292	156,462	1,141,292	(158,020)	5.46	5.47	2.53	2.52

Total	$14,190,223	$321,138	$14,190,223	$(325,128)	3.14%	3.12%	2.36%	2.38%

(1)
The SFAS 133 fair value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2008. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

SFAS 133 Fair Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations
As of December 31, 2008
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		CO Bonds & Discount Notes			Derivatives
Year of Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	SFAS 133 Fair Value Adjustment(1)	CO Bonds & DNs	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
2009	$10,350,530	$44,957	$10,350,530	$(47,673)	2.89%	2.88%	2.27%	2.28%
2010	1,658,693	45,462	1,658,693	(45,160)	3.23	3.32	2.58	2.49
2011	325,000	11,443	325,000	(11,472)	3.64	3.25	2.16	2.55
2012	150,000	15,968	150,000	(15,968)	4.63	4.62	4.55	4.56
2013	971,000	60,925	971,000	(61,233)	3.80	3.65	2.31	2.46
Thereafter	735,000	142,383	735,000	(143,622)	5.07	5.08	2.79	2.78

Total	$14,190,223	$321,138	$14,190,223	$(325,128)	3.14%	3.12%	2.36%	2.38%

(1)
The SFAS 133 fair value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2008. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

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

Outstanding Derivative Contracts with Members and Affiliates of Members
(dollars in thousands)

			December 31, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding(1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,083,587	10.01%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	1,451,760	4.71
Auburn Savings Bank	Auburn Savings Bank	Member	10,000	0.03

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

        As further discussed below, during the second half of 2008, the CO debt market became volatile. In response to this volatility and as additional protection against temporary disruptions in access to the CO debt markets and in accordance with related Finance Agency guidance, the Bank strengthened its contingency-liquidity plans to add a requirement that the Bank maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under certain scenarios, as more fully described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. The Bank also has contingent liquidity through a lending agreement the Bank entered in the third quarter of 2008 with the U.S. Treasury in connection with the U.S. Treasury's establishment of the Government Sponsored Enterprise Credit Facility (GSECF). The GSECF is a lending facility that is an additional source of liquidity for the FHLBanks, Freddie Mac, and Fannie Mae. Funding thereunder would be provided directly by the U.S. Treasury in exchange for eligible collateral, which is limited to guaranteed MBS issued by Freddie Mac and Fannie Mae as well as advances by the Bank to its members. Loans will be for short-term durations and no loans will be made with a maturity date beyond December 31, 2009. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. As of December 31, 2008, the Bank had not drawn on the GSECF. The Bank's contingency-liquidity plans are further described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. During 2008, the first full year of an ongoing credit crisis that began in mid-2007, the Bank's funding market access and funding costs varied greatly as the credit crisis deepened and a U.S. economic recession commenced, as determined by the National Bureau of Economic Research.

        During the first half of 2008, investor demand increased for short-term, high-quality debt, including discount notes resulting from an increase in investor risk aversion due to deterioration in the capital markets, and a sharp decline in world equity markets

        Throughout the second half of 2008, the Bank's funding costs associated with issuing long-term CO bonds became increasingly volatile, and, for maturities longer than one year, rose sharply compared with similar term U.S. dollar interest-rate swap rates and U.S. Treasury security yields, reflecting dealers' reluctance to sponsor, and investors' continuing reluctance to buy longer-term GSE debt, coupled with strong investor demand for high-quality, short-term debt instruments such as U.S. Treasury securities and discount notes. The growth in investor demand for high-quality, short-term debt instruments coincided with various shocks to the global capital markets, including the conservatorship of Fannie Mae and Freddie Mac, Lehman Brothers Holding Inc.'s petition for bankruptcy; the U.S. Treasury's multi-billion dollar loan to American International Group Inc. so it could avoid bankruptcy, Bank of America Corporation's acquisition of Merrill Lynch & Co.; the petition for bankruptcy by IndyMac Bancorp Inc., and the mergers of Washington Mutual, Inc. into JPMorgan Chase & Co. and Wachovia Corporation into Wells Fargo & Company.

        The increase in the Bank's funding costs associated with issuing long-term CO bonds in the second half of 2008 also coincided with a deepening and broadening U.S. economic recession and certain U.S. federal government responses to the U.S. economic recession and the shocks to the global capital markets, including the FDIC's Temporary Liquidity Guarantee Program, which is described in this Item under Recent Legislative and Regulatory Developments. The FDIC's Temporary Liquidity Guarantee Program, under which the FDIC guarantees certain unsecured obligations of banks and other financial institutions and is backed by the full faith and credit of the United States, has reduced the perceived relative value of CO debt in the marketplace, causing yield spreads for CO debt with maturities of greater than six months to widen significantly. Also in October 2008, the FDIC proposed a rule to lower a banking institution's risk weight for certain Fannie Mae and Freddie Mac claims, including debentures and MBS, from 20 percent to 10 percent, which is described in this Item under Recent Legislative and Regulatory Developments. The proposal excluded FHLBank debt obligations which may have added to the market perception that FHLBank debt would have a lesser degree of government support if the FHLBanks were unable to honor their debt obligations, which adversely impacted FHLBank System term debt pricing. This rule has not yet been finalized.

        As a result of the rise in funding costs for long-term CO bonds, the Bank has decreased its term money-market holdings and maintained a significant portion of its liquidity in overnight investments. The Bank has also become more reliant on the issuance of discount notes for funding. Any significant disruption in the short-term debt markets could have an adverse impact on the Bank. If any such disruption were prolonged the Bank may not be able to obtain funding on acceptable terms and the higher cost of longer-term liabilities would likely cause the Bank to increase advance rates, which could adversely impact demand for advances and, in turn, the Bank's results of operations. Alternatively, continuing to fund longer-term assets with very short-term liabilities, such as discount notes, could adversely impact the Bank's results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded.

        The rise in the Bank's long-term funding costs has been offset somewhat by a Federal Reserve Board initiative for the Federal Reserve Bank of New York to purchase GSE debt, including FHLBank debt, announced November 25, 2008. Following this announcement, FHLBank long-term CO bond pricing improved somewhat relative to U.S. Treasury securities and interest rate swaps, a trend which continued into 2009. Through March 20, 2009, the Federal Reserve Bank of New York has purchased approximately $46.8 billion in such term debt, of which approximately $11.1 billion was FHLBank term debt.

Capital

        Total capital as of December 31, 2008, was $3.4 billion, which was substantially unchanged from the balance as of December 31, 2007. Total capital as of December 31, 2007, at $3.4 billion, was a 33.8 percent increase from $2.5 billion as of December 31, 2006.

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

  •
  4.0 percent for advances with an original maturity greater than overnight and up to three months; and

  •
  4.5 percent for all other advances.

        On April 17, 2008, the board of directors of the Bank voted to adjust the activity-based stock-investment requirement for mortgage loans that members sell to the Bank under the MPF program to 4.5 percent. The adjustment to the activity-based stock-investment requirement will support any future growth in the Bank's MPF portfolio. Effective June 1, 2008, the 4.5 percent activity-based stock-investment requirement affects outstanding balances for loans funded under MPF master commitments entered into, or amended, from April 18, 2008, forward. Loans funded pursuant to MPF master commitments prior to April 18, 2008, will continue to be subject to the activity-based stock-investment requirement that applied prior to April 18, 2008, if any.

        The Bank's minimum capital-to-assets leverage limit is currently 4.0 percent based on Finance Agency requirements. The additional capital stock from higher balances of advances expands the

Bank's capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank's purchases of mortgage loans, MBS, and other investments.

        The Bank can also contract its balance-sheet and liquidity requirements in response to members' reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank's capital plan. The Bank's capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented its Excess Stock Repurchase Program to help it manage its capital by reducing the amount of excess capital stock held by members. See Item 1—Business—Capital Resources for a discussion on the program. The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. During the year ended December 31, 2008, the Bank did not complete any repurchases of excess capital stock under this program.

        Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock-investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements. While historically the Bank has repurchased excess capital stock at a member's request prior to the expiration of the redemption period, the decision to repurchase remains at the Bank's discretion at all times. Further, effective December 8, 2008, the Bank placed a moratorium on all excess stock repurchases to help preserve the Bank's capital in the light of the various challenges to the Bank, including the growth in unrealized losses on the Bank's portfolio of held to maturity private-label MBS, discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments, as well as growth in competition for advances based on certain U.S. federal government responses to the shocks to the global capital markets and the broadening and deepening U.S. economic recession, including the responses discussed in this Item under Recent Legislative and Regulatory Developments.

        During the year ended December 31, 2008, the Bank repurchased capital stock totaling $455.6 million. Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $93.4 million and $31.8 million at December 31, 2008, and December 31, 2007, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of December 31, 2008, and December 31, 2007 (dollars in thousands):

Anticipated Stock-Redemption Period	December 31, 2008	December 31, 2007
Due less than one year	$4,185	$—
Due after one year through two years	103	4,185
Due after two years through three years	—	103
Due after three years through four years	2,520	—
Due after four years through five years	86,598	27,520

Total mandatorily redeemable capital stock	$93,406	$31,808

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

        At December 31, 2008 and 2007, members and nonmembers with capital stock outstanding held $677.3 million and $233.8 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of December 31, 2008 and 2007 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement(1)	Outstanding Class B Capital Stock(2)	Excess Class B Capital Stock
December 31, 2008	$530,263	$2,470,559	$3,000,843	$3,678,126	$677,283
December 31, 2007	489,501	2,472,449	2,961,830	3,195,601	233,771

(1)
Total stock-investment requirement is rounded up to the nearest hundredth on an individual member basis.

(2)
Class B capital stock outstanding includes mandatorily redeemable capital stock.

        Provisions of the Bank's capital plan are also discussed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 15—Capital.

        Retained Earnings Target.    On December 14, 2008, the Bank's board of directors adopted a retained earnings target of $600.0 million (the retained earnings target was $213.0 million at December 31, 2007) in connection with the Bank's efforts to preserve capital in light of the various challenges to the Bank, including the growth in unrealized losses on the Bank's portfolio of held to maturity private-label MBS, discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments, as well as growth in competition for advances based on certain U.S. federal government responses to the shocks to the global capital markets and the broadening and deepening U.S. economic recession, including such responses discussed in this Item under Recent Legislative and Regulatory Developments. While no specific date has been set for reaching this level of retained earnings, it is expected that the increase of retained earnings will occur over the next several years. At December 31, 2008, the Bank had an accumulated deficit of $19.7 million.

        The Bank's retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank's currently targeted level. Moreover, management and the board of directors of the Bank may, at any time, change the Bank's methodology or assumptions for modeling the Bank's retained earnings requirement. Either of these could result in the Bank further increasing its retained earnings target or reducing the dividend payout, as necessary.

Capital Requirements

        The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Agency has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At December 31, 2008, the Bank had a total capital to assets ratio of 4.6 percent, a leverage capital to assets ratio of 6.8 percent, and a risk-based capital requirement of $2.1 billion, which was satisfied by the Bank's permanent capital of $3.6 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. At December 31, 2007, the Bank had a total capital to assets ratio of 4.4 percent, a leverage capital to assets ratio of 6.6 percent, and a risk-based capital requirement of $363.5 million, which was satisfied by the Bank's permanent capital of $3.4 billion. See Financial Condition—Capital in this Item for discussion concerning the increase in the Bank's risk-based capital requirement.

        Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule). The Interim Capital Rule, among other things, established criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Director to determine on no less than a quarterly basis the capital classification of each FHLBank. The Director has not yet made this determination for the Bank. Each FHLBank is required to notify the Director within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification. The following describes each capital classification and its related corrective action requirements, if any.

  •
  Adequately capitalized.  An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements.

  •
  Undercapitalized.  An FHLBank is undercapitalized if it does not have sufficient permanent or total capital to meet one or more of its risk-based and minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as significantly undercapitalized or critically undercapitalized. An FHLBank classified as undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and not permit growth of its average total assets in any calendar quarter beyond the average total assets of the preceding quarter unless otherwise approved by the Director.

  •
  Significantly undercapitalized.  An FHLBank is significantly undercapitalized if either (i) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (ii) an undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. An FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director.

  •
  Critically undercapitalized.  An FHLBank is critically undercapitalized if either (i) the amount of total capital held by the FHLBank is less than two percent of the Bank's total assets or (ii) a significantly undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. The Director may place an FHLBank in conservatorship or receivership. An FHLBank will be placed in mandatory receivership if (1) the assets of an FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not, been paying its debts on a regular basis. Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

  •
  Each required capital restoration plan must be submitted within 10 calendar days following notice from the Director unless an extension is granted and is subject to the Director's review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

        The Director has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the FHLBank's compliance with its risk-based and minimum capital requirements. Further, the Interim Capital Rule provides the Director discretion to reclassify an FHLBank's capital classification if the Director determines that:

  •
  the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital;

  •
  the value of collateral pledged to the FHLBank has decreased significantly;

  •
  the value of property subject to mortgages owned by the FHLBank has decreased significantly;

  •
  the FHLBank is in an unsafe and unsound condition following notice to the FHLBank and an informal hearing before the Director; or

  •
  the FHLBank is engaging in an unsafe and unsound practice because the FHLBank's asset quality, management, earnings, or liquidity were found to be less than satisfactory during the most recent examination, and such deficiency has not been corrected.

        The Bank's capital requirements are more fully discussed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 15—Capital.

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

  •
  unsettled COs.

        Off-balance-sheet arrangements are more fully discussed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 19—Commitments and Contingencies.

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

        Contractual Obligations.    The following table presents contractual obligations of the Bank as of December 31, 2008.

Contractual Obligations as of December 31, 2008
(dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$33,331,315	$15,200,275	$7,936,460	$4,189,580	$6,005,000
Estimated interest payments on long-term debt(2)	5,461,118	1,018,622	1,131,662	713,585	2,597,249
Operating lease obligations	14,763	3,671	7,360	3,732	—
Purchase obligations(3)	1,686,669	1,686,669	—	—	—
Members' unused lines of credit(4)	1,460,340	1,460,340	—	—	—
Mandatorily redeemable capital stock	93,406	4,185	103	89,118	—
Consolidated obligations traded not settled(5)	1,018,000	123,000	430,000	225,000	240,000

Total contractual obligations	$43,065,611	$19,496,762	$9,505,585	$5,221,015	$8,842,249

(1)
Includes CO bonds outstanding at December 31, 2008, at par value, based on contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2008, has been used to project future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(3)
Includes standby letters of credit, unconditional commitments for advances, standby bond-purchase agreements, and commitments to fund/purchase mortgage loans.

(4)
Many of the members' unused lines of credit are not expected to be drawn upon, and therefore the commitment amount does not necessarily represent future cash requirements.

(5)
Payments due by period for COs, which were traded but not settled as of December 31, 2008, represent the eventual maturity of the COs.

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

        The Bank has identified five accounting estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Bank's audit committee of the board of directors has reviewed these estimates.

Accounting for Derivatives

        Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of the Bank's derivatives are either: 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the

MPF program, or 2) derivative contracts structured to offset some or all of the risk exposure inherent in its member-lending, mortgage-purchase, investment, and funding activities. Under SFAS 133, the Bank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed by SFAS 133 can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the Bank's reported earnings may exhibit considerable variability. The Bank generally employs hedging techniques that are effective under the hedge-accounting requirements of SFAS 133. However, not all of the Bank's hedging relationships meet the hedge-accounting requirements of SFAS 133. In some cases, the Bank has elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements of SFAS 133, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Agency regulation and Bank policy, derivative instruments that do not qualify as hedging instruments pursuant to GAAP may be used only if the Bank documents a nonspeculative purpose.

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

        For derivative transactions that potentially qualify for long-haul fair-value hedge-accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging changes in the estimated fair values of the hedged items attributable to the risks being hedged. Hedge-effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis. The Bank performs testing at hedge inception based on regression analysis of the hypothetical performance of the hedge relationship using historical market data. The Bank then performs regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month the Bank uses a consistently applied statistical methodology that uses a sample of at least 31 historical interest-rate environments and includes an R-square test, a slope test, and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-square must be greater than 0.8, the slope must be between -0.8 and -1.25, and the computed F-statistic test significance must be less than 0.05.

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

        For derivative instruments and hedged items that meet the requirement of SFAS 133 as described above, the Bank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in earnings. As of December 31, 2008, the Bank held derivatives that are marked to market with no offsetting SFAS 133-qualifying hedged item including $81.5 million notional of interest-rate caps and floors, $157.8 million notional of interest-rate swaps, $10.0 million notional of forward contracts and $32.7 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2008, was an unrealized loss of $8.3 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Change in Fair Value of Undesignated Derivatives
As of December 31, 2008
(dollars in thousands)

	-100 basis points	-50 basis points	+50 basis points	+100 basis points
Change from base case
Interest-rate caps, floors, and swaps(1)	$—	$(1,773)	$1,693	$3,287
Forward contracts	(313)	(165)	185	395

Total change from base case	$(313)	$(1,938)	$1,878	$3,682

(1)
Given the low interest-rate environment experienced as a result of central banks' responses to the ongoing credit crisis, the Bank does not believe that technical valuations generated through a down 100 basis point rate shock is representative of potential shifts in the instruments' values.

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

Fair-Value Estimates

        The Bank measures certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a non-recurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair values play an important role in the valuation of certain Bank assets, liabilities, and derivative transactions. As discussed more fully in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 2—Accounting Adjustments and Recently Issued Accounting Standards, the Bank adopted SFAS 157, Fair Value Measurements, on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair-value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair-value measurements. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 18—Estimated Fair Values.

        In September 2008, the SEC and FASB issued joint guidance providing clarification of issues surrounding the determination of fair value measurements under the provisions of SFAS 157 in the current market environment. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which amended SFAS 157 to provide an illustrative example of how to determine the fair value of a financial asset when the market for that financial asset is not active. The SEC and FASB guidance did not have an impact on the Bank's application of SFAS 157.

        We generally consider a market to be inactive if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes we receive vary significantly either over time or among independent pricing services or dealers; and (4) there is a limited availability of public market information.

        SFAS 157 defines "fair value" as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

        Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either:

  •
  discounted cash flows, using market estimates of interest rates and volatility; or

  •
  dealer prices and prices of similar instruments.

        Pricing models and their underlying assumptions are based on management's best estimate with respect to:

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

        SFAS 157 establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the SFAS 157 fair value hierarchy are described below:

  •
  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

  •
  Level 2—Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

  •
  Level 3—Unobservable inputs.

        Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement. The majority of our financial instruments carried at fair value fall within the level 2 category and are valued primarily using inputs and assumptions that are observable in the market, that can be derived from observable market data or that can be corroborated by recent trading activity of similar instruments with similar characteristics.

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

        The SFAS 133 valuation adjustments for the Bank's hedged items in which the designated risk is the risk of changes in fair value attributable to changes in the benchmark LIBOR interest rate are calculated using the same model that is used to calculate the fair values of the associated hedging derivatives.

        Certain held-to-maturity private-label MBS carried at amortized cost that have been written down to fair value during the fourth quarter of 2008 due to impairment are classified as non-recurring. The fair value of these level 3 non-recurring financial assets totaled $346.2 million at December 31, 2008.

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

        Amortization of mortgage premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also depend on the accuracy of prepayment projections compared with actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. In general, lower interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher interest rates that would tend to decelerate the amortization and accretion of premiums and discounts.

        The effect on net income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2008, 2007, and 2006, was a net reduction of income of $8.4 million, $1.3 million, and $3.3 million, respectively.

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

        At December 31, 2008, and December 31, 2007, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.

        Mortgage Loans.    The Bank purchases both conventional mortgage loans and government-guaranteed or - insured mortgage loans under the MPF program. Management has determined that no allowance for losses is necessary for government-guaranteed or -insured loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by SMI purchased by the member. The CE is the PFI's potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

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

        As of December 31, 2008 and 2007, the allowance for loan losses on the conventional mortgage-loan portfolio was $350,000 and $125,000, respectively. The allowance reflects the Bank's estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2008 and 2007.

Other-Than-Temporary Impairment of Investment Securities

        The Bank evaluates held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. This evaluation is based on an assessment of whether it is probable that the Bank will collect all of the contractual amounts due and the Bank's ability and intent to hold the securities in an unrealized loss position until they recover in value. This evaluation requires management judgment and a consideration of many factors, including but not limited to, the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, an analysis of cash flows based on default and prepayment assumptions, and external credit ratings. Although external rating agency action or a change in a security's external rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

        The Bank invests in senior-class securities that at the time of purchase are high quality and have the highest long-term debt rating that achieve their ratings through either guarantee of timely payment of principal and interest or credit enhancement, primarily over collateralization and senior-subordinated shifting interest features, the latter resulting in the prioritization of payments to senior classes over junior classes. The Bank tests its MBS investments on an ongoing basis to determine whether the credit enhancement associated with each security is sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, the Bank employs third-party models to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank's MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. The Bank performs analysis based on expected behavior of the loans, whereby these loan performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect the Bank's investment. The model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return all contractual cash flows. Any changes to management's assumptions for other-than-temporary impairment analysis as set forth in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges which may be substantial.

        Implicit in the cash-flow analysis is information relevant to expected cash flows (such as default and prepayment assumptions) that also underlies the other impairment factors mentioned above, and the Bank qualitatively considers all available information when assessing whether an impairment is other than temporary. Such information can include information the Bank has concerning whether another FHLBank has determined that the security being assessed is other-than-temporarily impaired. Since the Bank's financial statements are combined and published with the other FHLBanks in connection with the debt issuance process of the FHLBank System, the Bank from time to time may consider this qualitative factor in its assessment of OTTI. The relative importance of the other qualitative information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Based on the results of this evaluation, if it is determined that the impairment is other than temporary, the amount of the other-than-temporary impairment is determined by reference to the security's current fair value, rather than the expected cash flows of the security. The other-than-temporarily impaired security is written down to its current fair value, a loss is recognized through earnings, and a new cost basis for the security is established based on the current fair value. The fair value measurement used to determine the amount of the other-than-temporary impairment may be less than the actual amount that we expect to realize by holding the security to maturity. Accordingly, the difference between the current fair value and the estimated credit loss on the security is accreted into interest income over the remaining life of the security based on the amount and timing of future estimated cash flows.

        See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for additional information related to management's other-than-temporary impairment analysis for the current period.

RECENT ACCOUNTING DEVELOPMENTS

        SFAS No. 157, Fair Value Measurements (SFAS 157). Effective January 1, 2008, the Bank adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair-value measurements. SFAS 157 defines "fair value" as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The effect of adopting SFAS 157 was immaterial to the Bank's financial condition at January 1, 2008. For additional information on the fair value of certain financial assets and financial liabilities, see Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 18—Estimated Fair Values.

        FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies, but does not change, the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

  •
  A fair-value measurement represents the price at which a transaction would occur between market participants at the measurement date.

  •
  In determining a financial asset's fair value, use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

  •
  Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

        FSP FAS 157-3 was effective upon issuance and has retroactive application for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate consistent with FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Bank's adoption of FSP FAS 157-3 upon its issuance on October 10, 2008, did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

        SFAS 159. On February 15, 2007, the FASB issued SFAS 159, which creates a fair-value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to display separately the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the statement of condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. Upon the adoption of SFAS 159 on January 1, 2008, the Bank did not elect to record any additional financial assets and liabilities at fair value. For additional information on the fair value of certain financial assets and liabilities, see Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 18—Estimated Fair Values.

        FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, FASB issued FSP FIN 39-1, which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement.

Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 1—Summary of Significant Accounting Policies for the revised statement of condition as of December 31, 2007, as a result of the Bank's adoption and retrospective application of FSP FIN 39-1.

        Derivatives Implementation Group (DIG) Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG Issue E23). On December 20, 2007, the FASB issued DIG Issue E23, which amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. The Bank's adoption of DIG Issue E23 at January 1, 2008, did not have a material effect on its financial condition, results of operations, or cash flows.

        SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS 161). On March 19, 2008, the FASB issued SFAS 161 which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for the Bank), with early adoption allowed. The adoption of SFAS 161 is not expected to have a material effect on the Bank's financial statement disclosures.

        EITF Issue No. 08-5. On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 08-5, Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). The objective of EITF 08-5 is to determine the issuer's unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009, for the Bank). The Bank does not believe the adoption of EITF 08-5 will have a material effect on its financial condition, results of operations, or cash flows.

        FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS 133 and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 also amends FAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair-value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. While the Bank does not currently enter into credit derivatives, it does, however, have guarantees, the FHLBanks' joint and several liability on COs, and letters of credit. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material effect on the Bank's financial statement disclosures. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for the Bank). Additionally, FSP FAS 133-1 and FIN 45-4 clarify that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for the Bank).

        FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). On January 12, 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20) to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008, for the Bank). The Bank's adoption of FSP EITF 99-20-1 at December 31, 2008, did not have a material effect on its financial condition, results of operations, or cash flows.

        FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted (January 1, 2009 if the Bank early adopts). An entity early adopting this FSP must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP FAS 115-2 and FAS 124-2 could have a material effect on the Bank's results of operations to the extent that the Bank has material other-than-temporary impairment charges in the future.

        The Bank is currently evaluating whether or not the FSP will be adopted in the first quarter or second quarter of 2009. If the FSP is adopted in the first quarter of 2009, a cumulative effect adjustment will be recorded to the opening balance of (accumulated deficit) retained earnings and accumulated other comprehensive income as of January 1, 2009, which we estimate would have the following effect:

Impact of Adopting FSP FAS 115-2 and FAS 124-2
As of January 1, 2009
(dollars in thousands)

	Amount prior to Adoption	Effect of Adoption	Amount after Adoption
CAPITAL
Capital stock—Class B—putable ($100 par value), 35,847 shares and 31,638 shares issued and outstanding at December 31, 2008 and 2007, respectively	$3,584,720	$—	$3,584,720
(Accumulated deficit) retained earnings	(19,749)	351,408	331,659
Accumulated other comprehensive loss:
Net unrealized loss on held-to-maturity securities	—	(351,408)	(351,408)
Net unrealized loss on available-for-sale securities	(130,480)	—	(130,480)
Net unrealized loss relating to hedging activities	(379)	—	(379)
Pension and postretirement benefits	(3,887)	—	(3,887)

Total Capital	$3,430,225	$—	$3,430,225

        FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). On April 9, 2009, FASB issued FSP FAS 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, Fair Value Measurements. The FSP will be applied prospectively and retrospective application will not be permitted. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Bank has not yet determined the impact of adopting FSP FAS 157-4, and is currently evaluating whether FSP FAS 157-4 will be adopted in the first quarter or second quarter of 2009.

        FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). On April 9, 2009, FASB issued FSP FAS 107-1 and APB 28-1 which will amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The FSP will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The FSP would apply to all financial instruments within the scope of Statement 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Bank's financial statement disclosures.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Enactment of the Housing and Economic Recovery Act of 2008

        On July 30, 2008, the President signed into law the Housing and Economic Recovery Act of 2008 (HERA), which is designed to strengthen the regulation of Fannie Mae, Freddie Mac, and the FHLBanks and to address other GSE reform issues. The legislation will eliminate the Finance Board within one year of the date of enactment and immediately creates a new regulator, the Finance Agency, which began overseeing the FHLBanks, Fannie Mae, and Freddie Mac upon enactment. The Finance Agency assumed the existing regulatory authorities previously held by the Finance Board. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

        Key provisions of HERA:

  •
  require the Director to consider the differences between the FHLBanks and FannieMae/Freddie Mac before taking supervisory, regulatory, or enforcement action;

  •
  allocate responsibility to the Director for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products;

  •
  require independent directors be nominated by the FHLBanks' boards of directors and elected by an FHLBank's members;

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

  •
  increase to $1 billion in assets institutions that may meet the definition of a community financial institution;

  •
  authorize the FHLBanks on behalf of members to issue letters of credit to support tax-exempt bond issuances; and

  •
  temporarily authorize the Secretary of the Treasury to purchase the obligations of any FHLBank.

        The Finance Agency is charged with implementing much of HERA and has implemented certain of its provisions as discussed in this Item. However, certain of the provisions are not yet implemented, and the Bank is unable to predict what effect the new law will ultimately have on it in the absence of regulatory guidance.

Interim Capital Rule

        In accordance with HERA, effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule). The Interim Capital Rule is more fully described in this Item under—Liquidity and Capital Resources—Capital. The Interim Capital Rule has a comment deadline of May 15, 2009, following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks (the Final Capital Rule). The Interim Capital Rule, among other things, established criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Finance Agency has discretion to reclassify an FHLBank and to modify or add to corrective action requirements for a particular capital classification so the Bank cannot predict the impact of the Interim Capital Rule on the Bank. Further, the Final Capital Rule is subject to comment and so the Bank cannot predict what impact the Final Capital Rule will have on the Bank.

Regulation Regarding Golden Parachute Payments

        In accordance with HERA, the Finance Agency promulgated an interim final regulation effective September 16, 2008, and amended on each of September 19, 2008, and September 23, 2008, which provides regulatory guidance on the Director's authority under HERA to prohibit or limit golden parachute payments by an FHLBank that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director. The final regulation includes a list of factors the Director must consider in determining whether to prohibit or limit any "golden parachute payment." Such factors primarily relate to the relative culpability of the proposed recipient of the payment in such FHLBank's becoming insolvent, entering into conservatorship or receivership, or being in a troubled condition. Effective January 29, 2009, the Finance Agency promulgated a final regulation regarding golden parachute payments that adopted the interim final regulation's requirements as originally promulgated in all material respects. The Bank cannot predict what impact this regulation will have on it.

Proposed Regulation Regarding Prohibited Indemnification Payments

        In accordance with HERA, the Finance Agency promulgated a proposed regulation regarding prohibited indemnification payments on November 14, 2008, with a comment deadline of December 29, 2008. If adopted as proposed, the regulation would generally prohibit payments to entity-affiliated parties for any civil money penalty or judgment resulting from any administrative or civil action instituted by the Finance Agency that results in a final order or settlement pursuant to which such person is assessed a civil money penalty, removed from office or prohibited from participating in the conduct of the affairs of the related FHLBank, or required to cease and desist from an action or take any affirmative action pursuant to a notice of charges or an order from the Director. Entity-affiliated parties include, among others, any Bank director, officer, employee, agent, certain independent contractors, and the Office of Finance. The proposed regulation does permit certain payments to entity-affiliated parties for commercial insurance policies, fidelity bonds, legal expenses, and civil penalties in some limited circumstances. The Bank cannot predict what impact this proposed regulation will have on it.

Finance Agency Order Regarding Eligibility and Elections of Board of Directors

        On September 8, 2008, the Director issued an order to implement the provisions of HERA that address the size and composition of the FHLBanks' boards of directors. The order:

  •
  rescinds the Finance Board's prior designation of directorships for the 2008 elections;

  •
  designates the number of independent directors and member directors for each FHLBank's board in 2009, which for the Bank has been designated to be seven (a reduction of one independent directorship) and 10, respectively;

  •
  specifies the number of member and independent directors to be elected by each FHLBank in 2008, including the minimum number of independent directors to be elected, which for the Bank is two;

  •
  specifies the terms of office for each directorship to be elected in 2008, some of which are less than four years;

  •
  deems current elective directorships to be member directorships; and

  •
  deems current appointive directorships to be independent directorships.

Interim Final Regulation Regarding Eligibility and Elections of Board of Directors

        The Director promulgated an interim final regulation to implement the provisions of HERA concerning the nomination and election of directors effective September 26, 2008, with a request for comments thereon for a final regulation. The interim final regulation generally continues the prior rules governing elected director nominations, balloting, voting, and reporting of results, while making certain modifications for the election of independent directors, including the addition of a requirement that each independent director nominee receive at least 20 percent of the votes eligible to be cast in the election. The Bank must identify additional nominees and conduct additional elections until each independent directorship is filled with an independent director that has received at least 20 percent of the eligible votes. In addition, and among other provisions, the interim final regulation:

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

  •
  create a safe harbor for serving as an officer, employee, or director of a holding company that controls a member or a recipient of advances if the assets of the member or recipient of advances are less than 35 percent of the holding company's assets;

  •
  attribute to independent directors any officer, employee, or director positions held by the director's spouse;

  •
  remove the safe harbor for gifts of token value and for reasonable and customary entertainment;

  •
  permit officers, attorneys, employees, agents, the board, the Bank's advisory council, and directors to support the candidacy of the board's nominees for independent directorships; and

  •
  permit directors, officers, employees, attorneys, and agents, acting in their personal capacity, to support the nomination or election of candidates for member directorships.

        This interim final regulation together with the Finance Agency's order regarding eligibility and elections of board of directors have changed the Bank's governance structure in accordance therewith as further described in Item 4—Submission of Matters to a Vote of Security Holders and Item 10—Directors, Executive Officers, and Corporate Governance.

Emergency Economic Stabilization Act of 2008

        On October 2, 2008, the President signed into law the Emergency Economic Stabilization Act (the EESA). Among other things, the EESA established the Troubled Asset Relief Program (the TARP) under which the U.S. Treasury is authorized to purchase up to $700 billion of assets, including mortgage loans and MBS, from financial institutions. However, the U.S. Treasury has also determined that it can use authority under the TARP to make direct investments in financial institutions in connection with its stabilization activities, and these funds have not yet been applied to the purchase of assets. The TARP's direct investments in financial institutions increase each recipient's capitalization, directly increasing each recipient's ability to lend, which may include lending to the Bank's members. Because any such lending would be in direct competition with the Bank's advances, the TARP may materially adversely impact the Bank. However, if the TARP is used to purchase assets, such as through the Public-Private Investment Program described under U.S. Treasury Department's Financial Stability Plan, the fair value of the classes of such assets, including such assets in the Bank's investment portfolio, may rise, which would likely benefit the Bank.

U.S. Treasury Department's Financial Stability Plan

        On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan (the Financial Stability Plan) to address the global capital markets crisis and U.S. economic recession that continues into 2009. The plan consists of comprehensive stress tests of certain financial institutions, the provision of capital injections to certain financial institutions, controls on the use of capital injections, a purchase program for certain illiquid assets, limits on executive compensation, antiforeclosure and housing support requirements, and small-business and community-lending initiatives. Although some details have been provided such details are insufficient to enable the Bank to predict what impact the plan is likely to have on it

        On March 23, 2009, in accordance with the Financial Stability Plan's initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (the Public-Private Investment Program), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally rated triple-A) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. If this program is used to purchase classes of assets the same as, or similar to, assets in the Bank's investment portfolio, the fair value of such assets may rise, which would likely benefit the Bank.

Federal Reserve Board GSE Debt Purchase Initiative

        On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. Through March 20, 2009, the Federal Reserve Bank of New York has purchased approximately $46.8 billion in such term debt, of which approximately $11.1 billion was FHLBank term debt. See Liquidity and Capital Resources—Liquidity in this Item for a discussion of this initiative's impact on the Bank.

Federal Reserve Board Program to Purchase MBS Issued by Housing GSEs.

        On November 25, 2008, the Federal Reserve Board announced it will initiate a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac, and the Government National Mortgage Association to reduce the cost and increase the availability of credit for the purchase of houses. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $750 billion of such MBS. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency mortgage pricing. Comparative MPF price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF products could diminish.

Changes to Federal Reserve Borrowing Requirements

        During the second half of 2008, the Federal Reserve Board (the Federal Reserve) lowered the interest rate on borrowing directly from the Federal Reserve Banks and reduced the required discount on collateral that increased the attractiveness of borrowing from the Federal Reserve Banks for eligible financial institutions. Such lending is in direct competition with the Bank's advances and so these changes may adversely impact the Bank.

Commercial Paper Funding Facility

        On October 7, 2008, the Federal Reserve Board announced the creation of a commercial paper funding facility that would fund purchases of commercial paper of three-month maturity from eligible issuers in an effort to provide additional liquidity to the short-term debt markets. The ability to raise funds via this facility directly competes with the Bank's advances and so this facility may adversely impact the Bank.

FDIC Temporary Liquidity Guarantee Program

        On October 14, 2008, the FDIC announced an immediately effective program known as the Temporary Liquidity Guarantee Program, and promulgated an interim rule for this program effective October 23, 2008, to guarantee newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating nonforeign-insured institutions, participating U.S. bank holding companies, and U.S. savings and loan holding companies that have at least one operating, nonforeign-insured depository institution within its holding company structure, as well as certain affiliates of nonforeign-insured institutions as permitted by the FDIC where such debt is issued on or before June 30, 2009, for a fee of 75 basis points on new debt issues by each participating institution. The amount of debt covered by the guarantee is 125 percent of debt that was outstanding as of September 30, 2008, that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured. Additionally, the FDIC has agreed to guarantee all funds in noninterest-bearing transaction-deposit accounts held by participating FDIC-insured banks until December 31, 2009, subject to certain increased surcharges. On November 26, 2008, the FDIC promulgated a final rule for this program that adopted the interim rule's program as originally promulgated in all material respects and also provided that debt guaranteed by the Temporary Liquidity Guarantee Program is backed by the full faith and credit of the U.S. On February 10, 2009, the FDIC announced an extension to the guarantee of eligible debt under this program from June 30, 2009, to October 31, 2009, in exchange for an additional premium for the guarantee. The Temporary Liquidity Guarantee Program is believed to have caused yield spreads for CO debt with maturities of greater than six months to widen. See Liquidity and Capital Resources—Liquidity, in this Item for additional discussion of the Temporary Liquidity Guarantee Program's possible impact on the Bank.

FDIC Rulemaking on Deposit Insurance Assessments

        On February 27, 2009, the FDIC adopted a final rule on increases in deposit insurance premium assessments to restore the Deposit Insurance Fund. The final rule is effective April 1, 2009. The assessments adopted by the FDIC are higher for institutions that use secured liabilities in excess of 25 percent of deposits. Secured liabilities are defined to include FHLBank advances. The rule may tend to decrease demand for advances from Bank members affected by the rule due to the increase in the effective all-in cost from the increased premium assessments.

Federal Banking Agencies Proposal to Lower Capital Risk Weightings for Fannie Mae and Freddie Mac

        The federal banking agencies (FDIC, Comptroller of the Currency, Federal Reserve, and Office of Thrift Supervision) on October 27, 2008, promulgated a proposed a rule that would lower the capital risk weighting that banks assign to Fannie Mae and Freddie Mac debt from 20 to 10 percent. The proposal specifically requested comments on the potential effects of the proposal on FHLBank debt. The Bank is unable to predict what effect adoption of the proposed rule would ultimately have on it, but it may tend to increase FHLBank debt pricing because FHLBank debt-risk weighting would remain at 20 percent.

Proposed Federal Legislation Permitting Bankruptcy Cramdowns on First Mortgages of Owner-Occupied Homes

        Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, which is prohibited by the Bankruptcy Reform Act of 1994. Some of the private-label MBS in which the Bank has invested contain a cap on bankruptcy losses, and when such cap is exceeded, bankruptcy losses are allocated among all classes of such MBS on a pro-rata basis among the classes of such MBS rather than by seniority. The Bank only invests in senior classes of private-label MBS. In the event that this legislation is enacted so as to apply to all existing mortgage debt (including first mortgages of owner-occupied homes), then the Bank could face increased risk of credit losses on its private-label MBS that include such bankruptcy caps due to the erosion of the credit protection it would have otherwise had via its senior class of such MBS. Any such credit losses may also lead to other-than-temporary impairment charges for affected private-label MBS in the Bank's held-to-maturity portfolio. As of December 31, 2008, the Bank had a book value $499.4 million in MBS with such bankruptcy caps. Additionally, bankruptcy cramdowns could adversely impact the value of the collateral held in support of the Bank's loans to members, resulting in further reduction of member borrowing capacity, and could adversely impact the value of MPF mortgage loans held by the Bank. However, some iterations of this proposed legislation could make any such bankruptcy caps in MBS unenforceable as contrary to public policy, which, if included in any enacted legislation and legally effective, would mitigate or eliminate the potential adverse impacts of this proposed legislation on the Bank.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

        All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.3 trillion at December 31, 2008, and $1.2 trillion at December 31, 2007.

        Some of the FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or management have agreed with the Office of Supervision of the Finance Agency to, among other things, maintain higher levels of capital. While supervisory agreements generally are publicly announced by the Finance Agency, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks. In addition, the Bank or any other FHLBank may be the subject of regulatory actions in the future.

        The following table provides credit ratings of each of the FHLBanks as of February 28, 2009, from S&P and Moody's.

Federal Home Loan Banks
Long-Term and Short-Term Credit Ratings
As of February 28, 2009

	S&P		Moody's
	Long-Term/ Short-Term Rating	Outlook	Long-Term/ Short-Term Rating	Outlook
FHLBank of Atlanta	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Boston	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Chicago	AA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Cincinnati	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Dallas	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Des Moines	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Indianapolis	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of New York	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Pittsburgh	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of San Francisco	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Seattle	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Topeka	AAA/A-1+	Stable	Aaa/P-1	Stable

        On June 12, 2008, S&P lowered the counterparty credit rating of the FHLBank of Chicago to double-A, with a stable outlook. At the request of the FHLBank of Chicago, on July 24, 2008, the Finance Board amended a cease and desist order it had entered into with the FHLBank of Chicago which required prior Finance Board approval for capital stock repurchases and redemption, as well as payments of dividends. This amendment allows the FHLBank of Chicago, under certain conditions, to repurchase or redeem any capital stock issued to support new advances after repayment of those new advances.

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

  •
  Leverage risk is the risk that the capital of the Bank is not sufficient to support the level of assets. The risk results from a deterioration of the Bank's capital base, a deterioration of the assets, or from overbooking assets. The Bank's treasurer, under the direction of the chief financial officer, provides primary oversight of leverage activity.

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

        The board of directors defines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank's Risk-Management Policy. The Risk and Finance Committees of the board of directors provide additional oversight for market risk and credit risk. The board of director's Audit Committee provides additional oversight for operational risk. The board of directors also reviews the result of an annual risk assessment conducted by management for its major business processes.

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

        The Bank assigns members that it has determined are in good financial condition to blanket-lien status. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member's assets. This limit may be waived by the president of the Bank after considering factors such as, the member's credit rating, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of assets are placed in listing-collateral status or, if necessary, delivery-collateral status with the Bank. The Bank assigns members that it has determined are financially weak to delivery-collateral status. The Bank also assigns all insurance company members that have a NRSRO long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, all nonmember borrowers, and housing associates to delivery-collateral status.

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

        In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, the Bank applies a discount to the book value or market value of pledged collateral to establish the lending value of the collateral to the Bank. Collateral that the Bank has determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The Bank has analyzed the discounts applied to all eligible collateral types and concluded that the current discounts are sufficient to fully secure the Bank against losses in the event of a borrower default. The Bank's agreements with its members and borrowers grant the Bank authority, in its sole discretion, to adjust the discounts applied to collateral at any time based on the Bank's assessment of the member's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

        The Bank generally requires all borrowing members and housing associates to execute a security agreement that grants the Bank a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property, U.S. federal, state, and municipal obligations, GSE securities, corporate debt obligations, commercial paper, funds placed in deposit accounts at the Bank, FHLBank COs, such other items or property of the borrower that are offered to the Bank by the borrower as collateral, and all proceeds of all of the foregoing. In the case of insurance companies in some instances, the Bank establishes a specific lien instead of a blanket lien subject to the Bank's receipt of additional safeguards from such members. The Bank protects its security interest in these assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. The Bank also requires that borrowers in blanket-lien and listing-collateral status submit to the Bank, on at least an annual basis, an audit opinion that confirms that the borrower is maintaining sufficient amounts of qualified collateral in accordance with the Bank's policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank's discretion, to submit such an audit opinion. Bank employees conduct onsite reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank's eligibility requirements. The Bank may conduct an onsite collateral review at any time.

        The Bank's agreements with borrowers allow the Bank, in its sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. The Bank also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. The Bank's agreements with its borrowers also afford the Bank the right, in its sole discretion, to declare any borrower to be in default if the Bank deems itself to be insecure.

        Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

        Advances outstanding to borrowers in blanket-lien status at December 31, 2008, totaled $40.7 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $72.4 billion as of December 31, 2008. Of this total, $5.7 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.8 billion of securities are held by borrowers' securities corporations, and $32.0 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

        The following table shows the asset quality of the one-to-four family mortgage loan portfolios held on the balance sheets of the Bank's borrower institutions. One- to four-family mortgage loans constitute the largest asset type pledged as collateral to the Bank. Note that these figures include all one- to four-family mortgage loans on borrowers' balance sheets. The figures in this table include some loans that are not pledged as collateral to the Bank. Qualified collateral does not include loans that have not been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

2008 Quarterly Borrower Asset Quality
(dollars in thousands)

	2008—Quarter Ended
	March 31	June 30	September 30	December 31
Total borrower assets	$545,678,671	$506,257,758	$500,718,831	$620,041,142

Total 1-4 family mortgage loans	$178,280,180	$172,937,077	$175,348,283	$173,288,373

1-4 family mortgage loans as a percent of borrower assets	32.67%	34.16%	35.02%	27.95%

1-4 family mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	0.66%	0.60%	0.71%	1.15%

1-4 family mortgage loans delinquent 90 days as a percentage of 1-4 family mortgage loans	0.44%	0.52%	0.64%	0.88%

REO as a percentage of 1-4 family mortgage loans	0.02%	0.06%	0.08%	0.11%

        The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at December 31, 2008, along with their corresponding collateral balances.

Advances Outstanding by Borrower
Collateral Status
As of December 31, 2008
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral(1)	Ratio of Collateral to Advances
Listing-collateral status	24	$14,678,795	$24,490,556	166.8%
Delivery-collateral status	18	490,772	2,059,526	419.7

Total par value	42	$15,169,567	$26,550,082	175.0%

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

        The Bank allows borrowers in blanket-lien status to pledge owner-occupied one- to four-family mortgage loans to the Bank under a blanket pledge without specific loan-level information. The Bank requires borrowers in blanket-lien status to provide a listing of all other loan collateral pledged to the Bank. Borrowers in listing-collateral status must provide a listing of all loan collateral that they pledge to the Bank. All securities pledged as collateral by all borrowers must be delivered to the Bank or to a Bank-approved third-party custodian. Borrowers in delivery-collateral status must deliver all loan and securities collateral to the Bank or a Bank-approved third-party custodian.

        The Bank assigns borrowers to blanket-lien status, listing-collateral status, and delivery-collateral status based on the Bank's assessment of the financial condition of the borrower. The method by which a borrower pledges collateral is dependent upon the collateral status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. For example, securities collateral pledged by a borrower that is in blanket-lien status based on its financial condition appears in the table below as being in collateral delivered to the Bank, since all securities collateral must be delivered to the Bank or to a Bank-approved third-party custodian. Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank's collateral valuation discounts.

Collateral by Pledge Type
As of December 31, 2008
(dollars in thousands)

Amount of Collateral
Collateral pledged under blanket lien	$59,545,853
Collateral specifically listed and identified	9,118,115
Collateral delivered to the Bank	35,582,816

        Based upon the collateral held as security on advances, the Bank's prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

        Credit Risk—Investments.    The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At December 31, 2008, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $4.0 billion to 11 counterparties and issuers, of which $566.3 million was for certificates of deposit, $2.5 billion was for overnight federal funds sold, and $932.5 million was for debentures. As of December 31, 2008, there were six counterparties or issuers which individually accounted for more than 10 percent of the Bank's total unsecured credit exposure of $4.0 billion. These counterparties accounted for a total of 87.3 percent of total unsecured credit exposure.

        The Bank also invests in and is subject to secured credit risk related to MBS, ABS, and state and local housing-finance-agency obligations (HFA) that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank's total capital, and must be rated the highest long-term debt rating at the time of purchase. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

        Credit ratings on these investments as of December 31, 2008, are provided in the following table.

Credit Ratings of Investments at Book Value
As of December 31, 2008
(dollars in thousands)

	Long-Term Credit Rating(1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments(2):
Interest-bearing deposits	$3,279,075	$—	$—	$—	$—	$—
Certificates of deposit	565,000	—	—	—	—	—
Federal funds sold	—	700,000	1,840,000	—	—	—
Securities purchased under agreements to resell	—	1,000,000	1,000,000	—	—	500,000
Investment securities:
U.S. agency obligations	39,995	—	—	—	—	—
U.S. government corporations	275,856	—	—	—	—	—
Government-sponsored enterprises	143,130	—	—	—	—	—
Supranational banks	458,984	—	—	—	—	—
State or local housing-finance-agency obligations	52,577	189,108	—	58,128	—	—
GSE MBS	4,774,030	—	—	—	—	—
Private-label MBS	2,342,667	475,667	181,021	414,482	535,947	—
ABS backed by home-equity loans	21,468	7,472	5,770	4,522	—	—

Total investments	$11,952,782	$2,372,247	$3,026,791	$477,132	$535,947	$500,000

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)
The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

        Of the Bank's $9.2 billion in par value of MBS and ABS investments at December 31, 2008, $4.4 billion in par value are private-label MBS. Of this amount, $3.6 billion in par value are securities backed primarily by Alt-A loans, while $750.5 million in par value are backed primarily by prime loans. Only $35.2 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. The Bank does not hold any collateralized debt obligations.

        The following table stratifies the Bank's private-label MBS by credit rating.

Credit Ratings of Private-label MBS at Book Value
As of December 31, 2008
(dollars in thousands)

Investment Grade	Book Value	Net Unrealized Losses	Weighted Average Collateral Delinquency %
Home equity loans:
Prime AA	$4,341	$(1,262)	2.45%
Subprime AAA	21,468	(4,944)	24.95
Subprime AA	3,131	(1,318)	34.57
Subprime A	5,770	(1,314)	18.15
Subprime BBB	4,522	(1,972)	28.52

Total Home Equity Loans	39,232	(10,810)	22.68
Private-label residential MBS:
Prime AAA	485,041	(126,647)	6.30
Prime AA	28,296	(9,117)	2.12
Prime A	64,208	(12,398)	5.82
Prime BBB	22,793	(4,356)	3.53
Alt-A AAA	1,713,398	(812,448)	26.60
Alt-A AA	447,371	(189,509)	28.49
Alt-A A	116,813	(57,555)	38.07
Alt-A BBB	391,689	(184,159)	38.78
Alt-A below investment grade	535,947	(147,316)	36.13

Total private-label residential MBS	3,805,556	(1,543,505)	27.25
Private-label commercial MBS:
Prime AAA	144,228	(24,756)	2.18

Total private-label MBS	$3,989,016	$(1,579,071)	26.38%

        The following two tables provide a summary of credit ratings downgrades that have occurred during the period from January 1, 2009, through March 20, 2009, for the Bank's private-label MBS.

Private-label MBS Ratings Downgrades
During the Period from January 1, 2009, through March 20, 2009
(dollars in thousands)

	To AA		To A		To BBB		To Below Investment Grade		Total
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
Downgraded from AAA
Private-label RMBS	$138,961	$68,317	$117,212	$70,752	$266,006	$141,810	$968,213	$451,769	$1,490,392	$732,648
Downgraded from AA
Private-label RMBS			22,006	19,863	45,358	38,424	284,380	142,634	351,744	200,921
Home equity loans			4,341	3,079	—	—	—	—	4,341	3,079
Downgraded from A
Private-label RMBS					—	—	116,813	59,258	116,813	59,258
Downgraded from BBB
Private-label RMBS							287,557	142,007	287,557	142,007
Home equity loans							480	263	480	263

Total	$138,961	$68,317	$143,559	$93,694	$311,364	$180,234	$1,657,443	$795,931	$2,251,327	$1,138,176

Investment Securities
Downgraded and/or Placed on Negative Watch
from January 1, 2009 through March 20, 2009
(dollars in thousands)

	Based on Book Values as of December 31, 2008
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch
Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade	$1,656,963	$—	$—
Percentage of total private-label residential MBS	43.5%	—%	—%
Home equity loan investments:
Amount of home equity loan investments rated below investment grade	$480	$—	$—
Percentage of total home equity loan investments	1.2%	—%	—%
Total private-label residential MBS and home equity loan investments:
Amount of total private-label RMBS and home equity loan investments rated below investment grade	$1,657,443	$—	$—
Percentage of total investment securities	15.7%	—%	—%

        The following table stratifies the Bank's private-label MBS by collateral type at December 31, 2008 and 2007.

Characteristics of Private-Label MBS by Type of Collateral
Par Values as of December 31, 2008 and 2007
(dollars in thousands)

	December 31, 2008			December 31, 2007
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$38,662	$563,229	$601,891	$50,435	$942,977	$993,412
Alt-A	121,315	3,471,077	3,592,392	155,543	4,337,201	4,492,744
Subprime	—	—	—	—	—	—

Total PL RMBS	159,977	4,034,306	4,194,283	205,978	5,280,178	5,486,156
Private-label commercial MBS
Prime	144,311	—	144,311	431,400	—	431,400
Home equity loans
Prime	—	4,341	4,341	—	6,071	6,071
Alt-A	—	—	—	—	—	—
Subprime	16,495	18,717	35,212	18,810	20,527	39,337

Total home equity loans	16,495	23,058	39,553	18,810	26,598	45,408
Total par value of private-label MBS	$320,783	$4,057,364	$4,378,147	$656,188	$5,306,776	$5,962,964

        The following table provides additional information related to the Bank's MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2008, are stratified by year of issuance of the security, including private-label commercial MBS.

Par Value of Private-Label Mortgage-Backed Securities and
Home Equity Loan Investments by Year of Securitization
At December 31, 2008
(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2007	$102,708	$28,296	$—	$22,793	$—	$153,797
2006	50,459	—	64,307	—	—	114,766
2005	87,283	—	—	—	—	87,283
2004	107,593	—	—	—	—	107,593
2003 and prior	138,452	—	—	—	—	138,452

Total residential MBS prime	486,495	28,296	64,307	22,793	—	601,891
Alt-A
2007	328,892	58,874	23,124	176,377	420,933	1,008,200
2006	667,901	291,813	72,295	217,605	315,734	1,565,348
2005	672,535	125,265	21,398	50,798	48,903	918,899
2004	78,670	—	—	—	—	78,670
2003 and prior	21,275	—	—	—	—	21,275

Total residential MBS Alt-A	1,769,273	475,952	116,817	444,780	785,570	3,592,392
Total Private-label residential MBS	2,255,768	504,248	181,124	467,573	785,570	4,194,283
Home equity loans
Prime
2003 and prior	—	4,341	—	—	—	4,341
Subprime
2004	—	—	5,770	—	—	5,770
2003 and prior	21,469	3,131	—	4,842	—	29,442

Total subprime	21,469	3,131	5,770	4,842	—	35,212
Total home equity	21,469	7,472	5,770	4,842	—	39,553
Private-label commercial MBS
Prime
2003 and prior	144,311	—	—	—	—	144,311
Total Prime	630,806	32,637	64,307	22,793	—	750,543
Total Alt-A	1,769,273	475,952	116,817	444,780	785,570	3,592,392
Total Subprime	21,469	3,131	5,770	4,842	—	35,212

Total private-label MBS	$2,421,548	$511,720	$186,894	$472,415	$785,570	$4,378,147

        The following table stratifies the Bank's private-label MBS by fair value as a percent of par value through 2008.

Fair Value as a Percent of Par Value by Year of Securitization

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Private-label residential MBS
Prime
2007	79%	92%	92%	91%	99%
2006	82	92	97	96	99
2005	54	81	89	85	99
2004	68	87	91	94	98
2003 and prior	81	93	97	97	99

Total prime	74	90	94	94	99
Alt-A
2007	52	68	75	78	98
2006	47	63	71	72	96
2005	54	73	81	80	97
2004	53	76	87	93	98
2003 and prior	79	91	91	91	98

Total Alt-A	51	67	75	76	97

Total Private-label residential MBS	54%	71%	78%	79%	97%
Home equity loans
Prime
2003 and prior	71%	76%	75%	81%	98%
Subprime
2004	77	77	78	70	98
2003 and Prior	71	84	89	91	97

Total subprime	72	83	87	87	97

Total home equity	72%	82%	85%	86%	97%
Private-label commercial MBS
Prime
2003 and prior	83%	96%	98%	98%	100%
Total Prime	76%	91%	95%	95%	99%
Total Alt-A	51%	67%	75%	76%	97%
Total Subprime	72%	83%	87%	87%	97%
Total private-label MBS	55%	72%	79%	80%	97%

        The following table shows the summary credit enhancements associated with the Bank's residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of December 31, 2008, reflect the percentage of subordinated class outstanding balance as of December 31, 2008, to the Bank's senior class holding outstanding balances as of December 31, 2008, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of December 31, 2008, are indicative of the ability of subordinated classes to absorb loan collateral, lost principal, and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities
Summary Credit Enhancements
As of December 31, 2008
(dollars in thousands)

	Par Value	Book Value	Fair Value	Weighted Average Market Price	Original Weighted Average	Current Weighted Average	Minimum Current Credit Support	Weighted Average Collateral Delinquency(1)
Private-label residential MBS:
Prime
2007	$153,797	$152,836	$121,571	79.05%	10.55%	11.44%	4.79%	2.58%
2006	114,766	114,668	93,623	81.58	8.89	10.27	4.67	4.28
2005	87,283	86,661	46,703	53.51	20.78	24.91	12.38	12.27
2004	107,593	107,638	73,279	68.11	10.42	19.07	4.08	9.53
2003 and prior	138,452	138,535	112,643	81.36	3.64	11.56	4.50	4.29

Total prime	601,891	600,338	447,819	74.40	10.10	14.56	4.08	5.94
Alt-A
2007	1,008,200	934,179	524,535	52.13	23.81	24.04	8.10	32.41
2006	1,565,348	1,254,466	736,130	47.03	26.50	27.79	4.79	35.36
2005	918,899	916,636	494,867	53.87	27.15	32.63	10.06	22.68
2004	78,670	78,670	41,844	53.19	14.39	22.66	10.30	14.44
2003 and prior	21,275	21,267	16,853	79.22	4.19	18.91	6.99	3.06

Total Alt-A	3,592,392	3,205,218	1,814,229	50.50	25.45	27.65	4.79	30.82
Total private-label RMBS	4,194,283	3,805,556	2,262,048	53.93	23.25	25.78	4.08	27.25
Home equity loans:
Prime
2003 and prior	4,341	4,341	3,079	70.93	1.50	4.69	4.69	2.45
Subprime
2004	5,770	5,770	4,456	77.22	7.35	22.84	22.84	18.15
2003 and prior	29,442	29,121	20,891	70.96	9.45	43.70	—	26.56

Total subprime	35,212	34,891	25,347	71.98	9.11	40.28	—	25.18
Total home equity	39,553	39,232	28,426	71.87	8.27	36.37	—	22.68
Private-label commercial MBS
Prime
2003 and prior	144,311	144,228	119,471	82.79	21.47	26.34	13.79	2.18
Total Prime	750,543	748,907	570,369	75.99	12.24	16.77	4.08	5.20
Total Alt-A	3,592,392	3,205,218	1,814,229	50.50	25.45	27.65	4.79	30.82
Total Subprime	35,212	34,891	25,347	71.98	8.27	36.35	—	22.68
Total private-label MBS	$4,378,147	$3,989,016	$2,409,945	55.04%	23.06%	25.89%	—%	26.38%

(1)
Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position
As of December 31, 2008
(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	December 31, 2008 % AAA	March 20, 2009 % AAA	March 20, 2009 % Investment Grade	March 20, 2009 % Below Investment Grade	March 20, 2009 % Watch List
Private-label residential MBS backed by:
Prime first lien	$601,891	$600,338	$(152,519)	5.94%	80.8%	68.2%	89.1%	10.9%	45.5%
Alt-A option ARM	1,207,284	1,162,091	(624,248)	28.97	93.7	0.5	32.3	67.7	3.7
Alt-A Other	1,732,007	1,729,356	(766,740)	28.73	35.6	17.0	39.8	60.2	13.6

Total PL RMBS	3,541,182	3,491,785	(1,543,507)	24.94	63.1	20.0	45.6	54.4	15.6
PL commercial MBS backed by:
Prime first lien	144,311	144,228	(24,757)	2.18	100.0	100.0	100.0	—	—
Home equity loans backed by:
Prime first lien	4,341	4,341	(1,262)	2.45	—	—	100.0	—	—
Subprime first lien	30,656	30,336	(9,549)	24.54	55.2	55.2	98.4	1.6	21.0

Total home equity	34,997	34,677	(10,811)	21.80	48.3	48.3	98.6	1.4	18.4

Total private-label MBS	$3,720,490	$3,670,690	$(1,579,075)	24.03%	64.4%	23.4%	48.3%	51.7%	15.1%

         The following table shows the FHLBanks' private-label MBS and home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label Mortgage-Backed Securities and
Home Equity Loan Investments by Year of Securitization
At December 31, 2008
(dollars in thousands)

	AMBAC Assurance Corp		Financial Security Assurance Inc		MBIA Insurance Corp		XL Capital Insurance Inc.		Financial Guaranty Insurance
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by year of securitization
Prime
2003 and prior	$4,341	$(1,262)	$—	$—	$—	$—	$—	$—	$—	$—
Alt-A
2007	107,869	(34,161)	41,701	(7,927)	—	—	—	—	—	—
2006	20,714	(3,781)	—	—	—	—	—	—	—	—
2005	43,899	(19,214)	—	—	—	—	—	—	—	—
2003 and prior	2,111	(81)	—	—	—	—	—	—	—	—

Total Alt-A	174,593	(57,237)	41,701	(7,927)	—	—	—	—	—	—
Subprime
2004	—	—	—	—	—	—	5,770	(1,315)	—	—
2003 and prior	3,042	(1,397)	7,768	(3,307)	17,312	(3,172)	—	—	1,320	(358)

Total subprime	3,042	(1,397)	7,768	(3,307)	17,312	(3,172)	5,770	(1,315)	1,320	(358)

Total private-label MBS	$181,976	$(59,896)	$49,469	$(11,234)	$17,312	$(3,172)	$5,770	$(1,315)	$1,320	$(358)

        The following table provides the credit ratings of the third-party insurers.

Monoline Insurance of Private-Label Mortgage-Backed Securities and
Home Equity Loan Investments: Credit Ratings and Outlook
As of March 20, 2009

	Moody's		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
AMBAC Assurance Corporation	Baa1	Negative Watch	A	Negative	Not Rated	Not Rated
Financial Security Assurance, Inc.	Aa3	Developing	AAA	Negative Watch	AAA	Negative Watch
MBIA Insurance Corporation	B3	Developing	BBB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc. (formerly XL Capital Assurance, Inc.)	Ca	Developing	CC	Negative	Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Caa1	Negative	CCC	Negative	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

        The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of December 31, 2008.

Geographic Concentration of Private-Label Mortgage and Asset-Backed Securities

December 31, 2008
State concentration
California	39.6%
Florida	12.4
New York	4.3
Arizona	4.3
Nevada	4.2
All Other	35.2

100.0%

Metropolitan Statistical Area
Los Angeles—Long Beach, CA	9.3%
Washington, D.C.-MD-VA-WV	5.7
Riverside—San Bernardino, CA	4.5
Orange County, CA	3.9
San Diego, CA	3.9
All Other	72.7

100.0%

        The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

        In 2007 and 2008, delinquency and foreclosure rates for subprime and Alt-A mortgages increased significantly nationwide, a trend that has continued through the date of this report and may continue through 2009. Moreover, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by subprime and Alt-A mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

        Prices of many of the Bank's private-label MBS dropped dramatically during the year ended December 31, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid beginning in late February and March 2008. This illiquidity has increased the amount of management judgment required to value its private-label MBS. The following graph demonstrates how average prices declined with respect to various asset classes in the Bank's MBS portfolio during the year ended December 31, 2008:

Average Month end MBS Prices by Category

        The following table provides further information regarding the Bank's private-label MBS through disclosure of pro forma impacts associated with stress-test scenarios applied to the private-label MBS holdings. In addition to the other-than-temporary impairment testing, described in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities, the Bank also performs stress tests of key variable assumptions to assess potential exposure of the Bank's private-label MBS to changes in assumptions. The Bank assumes instantaneous adverse shifts to its conservative base-case other-than-temporary-impairment assumptions, and measures potential principal and interest shortfall. Similar to the methodology described in Note 5 of the Notes to the Financial Statements, the Bank uses third-party models to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank's MBS investments. For its key variable stress testing, the Bank assumes that the key variable is instantly shocked above the other-than-temporary-impairment testing level while all other assumptions are held constant.

        The following table indicates potential principal and interest shortfall resulting from increases in securities' default rates, loss severities, or voluntary prepayment rates.

  •
  Base-case other-than-temporary-impairment loss severity assumptions, as described in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities, are shocked by an additive five percentage points through final maturity to determine the impact of increased collateral loan losses realized at final disposition of defaulted pool loans.

  •
  The Bank's base-case other-than-temporary-impairment assumption for each individual security in respect to default rates, as described in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities, is shocked by an additive 10 percentage points through final maturity to determine the impact of increases in the unpaid principal balances on the mortgage loans underlying each individual security that is defaulted upon by borrowers.

  •
  Voluntary prepayment rates were adjusted downward by a proportional 15 percent through final maturity to estimate the impact on the Bank's holdings if cash flows slowed, potentially exposing the Bank to risk if the subordinate classes eroded prior to the Bank's receipt of its principal and interest due.

        All principal and interest shortfall are presented in nondiscounted dollars. Similar to the table above, the following table indicates whether the underlying residential mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2008, are stratified by year of issuance.

Private-Label Mortgage Backed Securities
Stress-Test Scenarios
As of December 31, 2008
(dollars in thousands)

				Stress Test Scenarios: Principal and Interest Shortfall
	Par Value	Book Value	Fair Value	5 Percentage Point Increase in Loss Severities	10 Percentage Point Increase in Conditional Default Rates	15 Percent Proportional Decrease in Voluntary Prepayment Rates
Prime
2007	$153,797	$152,836	$121,571	$—	$—	$—
2006	114,766	114,668	93,623	—	—	—
2005	87,283	86,661	46,703	—	—	—
2004	107,593	107,638	73,279	—	—	—
2003 and prior	142,793	142,876	115,722	—	—	—

Total prime	606,232	604,679	450,898	—	—	—
Alt-A
2007	1,008,200	934,179	524,535	16,641	15,291	9,990
2006	1,565,348	1,254,466	736,130	44,870	45,610	32,216
2005	918,899	916,636	494,867	451	214	108
2004	78,670	78,670	41,844	—	—	—
2003 and prior	21,275	21,267	16,853	—	—	—

Total Alt-A	3,592,392	3,205,218	1,814,229	61,962	61,115	42,314
Subprime
2004	5,770	5,770	4,456	—	—	—
2003 and prior	29,442	29,121	20,891	880	1,420	—

Total subprime	35,212	34,891	25,347	880	1,420	—
Total private-label MBS	$4,233,836	$3,844,788	$2,290,474	$62,842	$62,535	$42,314

        The scenarios and associated results presented in the table above do not represent the Bank's current expectations for performance in its private-label MBS portfolio, but rather an indicative measure if assumptions used in its other-than-temporary-impairment assessment described in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities change under further deterioration within U.S. housing markets. The differential between potential losses under stress-test scenarios and unrealized fair-value losses as of December 31, 2008, are representative of the Bank's assertion that the depressed market values associated with its private-label MBS holdings are due to illiquidity currently experienced in MBS markets, and not reflective of other-than-temporary-impairment due to credit.

        When loss severities are increased by five percentage points, potential principal and interest shortfall is $62.8 million, or 1.48 percent of par value as of December 31, 2008; the unrealized loss in fair value associated with the securities impacted in this scenario is $313.6 million as of December 31, 2008. When default rates are increased by 10 percentage points, projected principal and interest shortfall, according to the stress test scenario results, is $62.5 million, or 1.48 percent of par value as of December 31, 2008, while the unrealized loss in fair value is $327.5 million as of December 31, 2008. When voluntary prepayment rates are decreased by a proportional 15 percent, according to the stress test scenario results, the potential principal and interest shortfall is $42.3 million, or 1.00 percent of par value as of December 31, 2008, while the unrealized loss in fair value for the affected securities is $134.2 million as of December 31, 2008. If it is determined that an impairment is other than temporary, an impairment loss will be recognized in earnings equal to the entire difference between the investment's then current carrying amount and its fair value. The fair value of the investment would then become the new cost basis of the investment. In periods subsequent to the recognition of an other-than-temporary-impairment loss, the Bank would account for the other than temporarily impaired debt security as if the debt security had been purchased on the measurement date of the impairment. We will accrete into interest income the portion of the amounts we expect to recover that exceeds the cost basis of these securities over the remaining life of the securities.

        Certain of the Bank's investments in HFA bonds and MBS/ABS are insured by a third-party bond insurer. The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. For MBS/ABS that are protected by such third-party insurance, the Bank looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make probable the timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. In the case that 1) it is probable that the underlying security will experience shortfalls in the timely repayment of principal or interest, and 2) the third-party bond insurer is deemed unlikely to be able to cover any such shortfalls, the security will be deemed other-than-temporarily impaired. For the Bank's other-than-temporary impairment analysis as of December 31, 2008, the Bank determined that none of its investments in HFA bonds or MBS/ABS were reliant upon a third-party bond insurer for purposes of returning contractual payment of principal and interest.

        The following table provides the credit ratings of these third-party bond insurers, along with the amount of investment securities outstanding as of December 31, 2008.

Investments Insured by Financial Guarantors
Book Values as of December 31, 2008
(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody's/S&P) As of March 20, 2009	HFA Bonds	MBS/ABS	Total Insured Investments
Ambac Assurance Corp.(1)	wd/Baa1*/A	$52,128	$181,243	$233,371
Financial Security Assurance, Inc.	AAA*/Aa3/AAA*	125,289	49,469	174,758
MBIA Insurance Corp.(1)(2)	wd/B3/BBB+	—	17,312	17,312
MBIA Insurance Corp. of Illinois(2)	NR/Baa1/AA-	53,320	—	53,320
Syncora Guarantee Inc. (formerly XL Capital Assurance, Inc.)(1)	wd/Ca/CC	—	5,770	5,770
Financial Guaranty Insurance Company	wd/Caa1/CCC	—	1,000	1,000

Total		$230,737	$254,794	$485,531

*
Rating is on negative watch for possible downgrade / on Credit Watch Negative

(1)
Fitch rating withdrawn

(2)
The existing domestic public finance portfolio of MBIA Insurance Corp was transferred to MBIA Insurance Corp of Illinois on February 18, 2009.

        Credit Risk—Mortgage Loans.    The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member CE obligations, the Bank also maintains an allowance for credit losses. The Bank's allowance for credit losses pertaining to mortgage loans was $350,000 and $125,000 at December 31, 2008 and 2007. As of December 31, 2008, nonaccrual loans amounted to $21.3 million and consisted of 228 loans out of a total of approximately 43,400 loans. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Mortgage Loans for additional information regarding the Bank's delinquent loans. The Bank had no charge-offs related to mortgage loans foreclosed upon during 2008. The Bank had no recoveries during 2008 from the resolution of loans previously charged off.

        The Bank is also subject to credit risk through MPF Xtra, even though it does not acquire mortgage loans through this program. For MPF Xtra, the Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the PFI regarding the sold loans. The Bank may, in turn, seek reimbursement from the related PFI in any such circumstance, at which point it is exposed to the credit risk of the PFI. The PFI's reimbursement obligation in such a circumstance would become an obligation under such PFI's advances agreement with the Bank. However, in the event that such a PFI became insolvent and the Bank lacked sufficient collateral under the advances agreement to satisfy the obligation the Bank would sustain a loss in the amount of such collateral shortfall.

        The Bank is exposed to credit risk from MI companies that provide CE in place of the PFI, as well as primary MI coverage on individual loans. As of December 31, 2008, the Bank was the beneficiary of primary MI coverage on $266.3 million of conventional mortgage loans, and the Bank was the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $59.7 million. Eight MI companies provide all of the coverage under these policies.

        As of February 28, 2009, seven of these MI companies have been downgraded to a rating lower than double-A minus (or its equivalent) by at least one NRSRO, citing poor results for 2008 and the continued deterioration in key variables that influence claims for mortgage insurance. The table below shows the ratings of these companies as of February 28, 2009.

        The Bank has analyzed its potential loss exposure to all of the MI companies and does not expect incremental losses due to these rating actions. This expectation is based on the CE features of the Bank's master commitments (exclusive of MI), the underwriting characteristics of the loans that back the Bank's master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The following table shows MI companies as of December 31, 2008.

Mortgage-Insurance Companies That Provide MI Coverage
As of December 31, 2008
(dollars in thousands)

Mortgage Insurance Company	Mortgage-Insurance Company Ratings (Fitch/Moody's/S&P) As of March 20, 2009	Balance of Loans with Primary MI	Primary MI	SMI	MI Coverage	Percent of Total MI Coverage
United Guaranty Residential Insurance Corporation	AA-/A3/A-*	$21,234	$4,381	$—	$4,381	7.6%
Mortgage Guaranty Insurance Corporation	BBB/Ba2/BB*	76,691	16,348	—	16,348	28.5
Genworth Mortgage Insurance Corporation	NR/Baa2/A+*	68,420	15,685	—	15,685	27.3
PMI Mortgage Insurance Company	BB/Ba3/A-*	27,332	5,601	—	5,601	9.8
Radian Guaranty Incorporated	NR/Ba3/BBB+*	19,931	3,647	—	3,647	6.4
Republic Mortgage Insurance Company	A+/Baa2/A	17,727	3,489	563	4,052	7.1
CMG Mortgage Insurance Company	AA*/NR/AA-	28,202	6,411	—	6,411	11.2
Triad Guaranty Insurance Corporation	NR/NR/NR	6,783	1,221	—	1,221	2.1

		$266,320	$56,783	$563	$57,346	100.0%

*
Rating is on watch for possible downgrade.

        Credit Risk—Derivative Instruments.    The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not currently enter into standalone interest-rate-exchange agreements with members. However as of December 31, 2008, the Bank had two legacy derivative contracts outstanding with one member institution which involved no credit exposure since they were interest-rate options sold to the member. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of December 31, 2008.

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

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value(4)	Net Exposure after Collateral
As of December 31, 2008
Interest-rate-exchange agreements:(1)
Double-A	$10,829,574	7	$19,201	$19,201
Single-A	19,943,389	10	9,730	9,730
Unrated(2)	10,000	1	—	—

Total interest-rate-exchange agreements	30,782,963	18	28,931	28,931
Mortgage-loan-purchase commitments(3)	32,672	—	4	—
Forward Contracts	10,000	1	—	—

Total derivatives	$30,825,635	19	$28,935	$28,931

As of December 31, 2007
Interest-rate-exchange agreements:(1)
Double-A	$20,151,961	13	$65,016	$8,661
Single-A	8,957,057	5	2,002	2,002
Unrated(2)	10,000	1	—	—

Total interest-rate-exchange agreements	29,119,018	19	67,018	10,663
Mortgage-loan-purchase commitments(3)	9,600	—	29	—

Total derivatives	$29,128,618	19	$67,047	$10,663

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)
This represents two contracts with a member institution.

(3)
Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank's members.

(4)
Total net exposure at fair value has been netted with cash collateral received from derivative counterparties.

        As of December 31, 2008 and 2007, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
Deutsche Bank AG	$4,914,103	16.0%
Barclays Bank PLC	3,806,575	12.4
Credit Suisse First Boston International	3,373,005	11.0
Bank of America, N.A	3,083,587	10.0

	December 31, 2007
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding
Deutsche Bank AG	$4,010,358	13.8%
JP Morgan Chase Bank	3,772,555	13.0
Goldman Sachs Capital Markets LP	3,364,616	11.6
Morgan Stanley Capital Services Inc.	3,204,350	11.0

        The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are overnight to 275 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank's COs and discount notes.

        Contingent Credit Risk—Standby Bond Purchase Agreements.    The Bank has entered into standby bond-purchase agreements with two state-housing finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agencies' unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. All of the subject bonds are rated the highest long-term debt rating by at least two rating agencies. Total commitments for bond purchases were $333.4 million at December 31, 2008, of which $327.7 million were to one in-district housing finance agency. All of the bonds underlying the commitments to this housing finance agency maintain standalone ratings of triple-A from two rating agencies, even though their financial guarantor AMBAC Assurance Corporation has been downgraded below triple-A. The bonds underlying an additional $5.7 million to another in-district housing finance agency are split rated triple-A- negative watch /AA which ratings reflect those of the bonds' financial guarantor, Financial Security Assurance, Inc.

        During the year ended December 31, 2008, one housing finance agency had drawn upon $61.1 million of the Bank's standby bond-purchase agreements causing the Bank to purchase the related bonds. As of December 31, 2008 the Bank held $21.7 million as available-for-sale investments. The related agreements require the related remarketing agents to use their best efforts to remarket these bonds on behalf of the Bank. If these bonds are not fully remarketed within 60 days of the Bank's purchase of them, the housing finance agency must purchase the bonds in four equal and consecutive semiannual principal installments commencing on a certain repurchase date following such sixtieth day in accordance with the related standby bond-purchase agreement at a price of 100 percent of the outstanding principal balance plus accrued interest thereon. Notwithstanding the immediately prior sentence, upon the effective date of any event of default or upon the related commitment's expiry date, the housing finance agency is required to immediately purchase the related bonds owned by the Bank. At December 31, 2008, the housing finance agency was rated the highest long-term debt rating by each of the major rating agencies then rating it.

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

        When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if the Bank invests in LIBOR-based floating-rate assets and funds those assets with short-term discount notes, potential compression in the spread between LIBOR and discount note rates could adversely affect the Bank's net income.

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

        To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At December 31, 2008, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements amounted to $11.8 billion, compared with $11.2 billion at December 31, 2007. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements amounted to $3.0 billion and $3.7 billion at December 31, 2008 and 2007, respectively.

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

Investments

        The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, state or local housing-finance-agencies, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At December 31, 2008 and 2007, this portfolio had an amortized cost of $698.5 million and $707.7 million, respectively.

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

        To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At December 31, 2008, the Bank had no receiver swaptions.

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

        When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of December 31, 2008, the Bank had $10.0 million of outstanding TBA hedges. The total fair value of these hedges as of December 31, 2008, was an unrealized loss of $133,000.

Swapped Consolidated Obligation Debt

        The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $15.5 billion, or 46.4 percent of the Bank's total outstanding CO bonds at December 31, 2008, down from $17.8 billion, or 53.0 percent of total outstanding CO bonds, at December 31, 2007. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $249.4 million, or 0.6 percent of the Bank's total outstanding CO discount notes, at December 31, 2008. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $700.0 million, or 1.6 percent of the Bank's total outstanding CO discount notes, at December 31, 2007. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's VaR calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

        Market Value of Equity Estimation and Risk Limit.    MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), can be an indicator of future net income to the extent that it demonstrates the impact of prior interest-rate movements on the capacity of the current balance sheet to generate net interest income. For example, a liability-sensitive bank that has a lower MVE following an increase in interest rates can be expected to earn less net interest income in the future, as the increase in interest rates would have reduced the market value of assets to a greater extent than the market value of liabilities. However, MVE does not always provide an accurate indication of future net income. Even a bank with perfectly matched asset and liability repricing characteristics might experience fluctuations in its MVE if the discount rates used to evaluate assets and liabilities change differentially due to basis risk. For example, if yields used to discount assets increase more rapidly than yields used to discount liabilities, MVE will decline, despite the fact that the change in interest rates does not affect yields on current balance-sheet items. As another example, an entity whose debt securities decline in value due to credit concerns about the entity will show an increase in MVE if asset values do not fall by as much. Therefore, care must be taken to properly interpret the results of the MVE analysis.

        The ratio of the MVE to the BVE is one of the metrics used to track the Bank's potential future exposure to losses or reduced net income. At December 31, 2007, the Bank's MVE was $3.3 billion and its BVE was $3.4 billion. At December 31, 2008, the Bank's MVE had declined to $1.8 billion while its BVE had increased to $3.7 billion. Therefore, the Bank's ratio of MVE to BVE was 48.3 percent at December 31, 2008, down from 95.9 percent at December 31, 2007. The decline in this ratio is almost fully attributable to the decline in market values of the Bank's MBS portfolio. In turn, the decline in the market values of the Bank's MBS was attributable to investor concerns about credit risk associated primarily with private-label MBS that have experienced unprecedented high rates of loan delinquencies and foreclosures, which have been exacerbated by the illiquidity attending the ongoing credit crisis. As noted previously, management believes that this impairment is temporary.

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

        The table below presents the historical simulation VaR estimate as of December 31, 2008, and December 31, 2007, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure December 31,
	2008		2007
Confidence Level	% of MVE(1)	$ million	% of MVE(1)	$ million
50%	0.18%	$3.2	(0.15)%	$(4.8)
75%	(0.84)	(14.8)	0.85	28.0
95%	(2.52)	(44.6)	2.10	68.9
99%	5.05	84.6	3.42	112.1

    (1)
    Loss exposure is expressed as a percentage of base MVE.

        The following table outlines the Bank's VaR exposure to the 99th percentile, consistent with FHFA regulations, over 2008 and 2007. As noted, the primary driver underlying the lower VaR's experienced throughout 2008 from the prior year was the overall decline in market rates resultant from Federal Reserve initiatives to resolve the U.S. financial crisis.

Value-at-Risk
99th Percentile
(dollars in millions)

	2008	2007
Year ending December 31	$84.6	$112.1
Average VaR for year ending December 31	91.6	132.6
Maximum VaR for year ending December 31	134.1	171.4
Minimum VaR for year ending December 31	57.3	96.1

        As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors decreased by $27.5 million to $84.6 million as of December 31, 2008, from $112.1 million as of December 31, 2007. The primary driver behind the decrease in VaR from December 31, 2007, was a lower market-rate environment experienced at December 31, 2008, from the prior yearend. Commencing in September 2007, the Federal Reserve Board of Governors sought to address perceived liquidity and recessionary concerns by lowering the targeted Fed funds rate; the target was lowered 100 basis points between September and December 2007 and a further 400 to 425 basis points during the year ended December 31, 2008. In turn, other market rates moved lower as well, as three-month LIBOR was 327 basis points lower, and the two-year swap rate had declined by 233 basis points at December 31, 2008, from its December 31, 2007, level. VaR incorporates the impact of changes in market rates and volatility on the value of the Bank's assets, liabilities, and derivative positions, and does not include further potential price deterioration that is due to market illiquidity and is independent of rate changes.

        While the Bank seeks to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank's MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank's assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A negative duration of equity indicates that the Bank's MVE depreciates in declining rate scenarios, and the converse holds true for rising rate environments. As of December 31, 2008, the Bank's duration of equity was -2.4 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate declining rate environments.

        The negative duration of equity observed by the Bank as of December 31, 2008, reflected a pronounced rise in market yields for the Bank's debt relative to yields on assets and interest-rate swaps held by the Bank. The increase in yields on the Bank's outstanding debt caused an increase in the duration of callable debt reflecting the reduced likelihood of redemption on call exercise dates. The lengthening of the Bank's duration of liabilities was not matched by an attendant lengthening of the duration of the Bank's mortgage loans, as projected mortgage current coupon yields declined, implying a higher probability of prepayments. This increased mortgage prepayment sensitivity is conditioned on normal functioning mortgage markets, and may not be realized if current housing market issues continue to impede mortgage refinancing for an extended period of time.

        Income Simulation and Repricing Gaps.    To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2008, showed that in the worst-case scenario, the Bank's return on equity would fall to 175 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Liquidity Risk

        The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank's risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of December 31, 2008.

Structural Liquidity
(dollars in thousands)

	Month 1	Month 2	Month 3
Contractual sources of funds	$5,781,996	$7,340,695	$(1,629,844)
Less: Contractual uses of funds	(4,663,451)	(13,994,018)	(8,292,159)

Equals: Net cash flow	1,118,545	(6,653,323)	(9,922,003)
Less: Cumulative contingent obligations	(16,509,974)	(22,944,930)	(28,001,757)

Equals: Net structural liquidity	(15,391,429)	(29,598,253)	(37,923,760)
Available borrowing capacity	$31,726,312	$45,159,623	$52,855,341
Ratio of available borrowing capacity to net structural liquidity need	2.06	1.53	1.39
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

        The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of December 31, 2008, and December 31, 2007, the Bank held a surplus of $10.7 billion and $9.8 billion, respectively, of liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. In addition, on March 6, 2009, the Finance Agency provided final guidance revising and formalizing requests made for additional increases in liquidity that were provided to the FHLBanks in the third quarter of 2008. This final guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. For further discussion of how this may impact the Bank, see Item 1A—Risk Factors—Compliance with Regulatory Contingency Liquidity Guidance Could Adversely Impact the Bank's Earnings. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments and also has access to the GSECF, described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity, each of which can provide a ready source of liquidity during stressed market conditions. As of December 31, 2008, the Bank's contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity
(dollars in thousands)

Cumulative Fifth Business Day
Contractual sources of funds	$6,783,301
Less: contractual uses of funds	(9,369,522)

Equals: net cash flow	(2,586,221)
Contingency borrowing capacity (exclusive of CO debt issuance)	13,310,209

Net contingency borrowing capacity	$10,723,988

        Additional information regarding liquidity is provided in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Leverage Risk

        The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank's regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. In order to balance the need to maintain compliance with these regulatory requirements against the need to adequately lever shareholder equity to provide an efficient return to shareholders, the Bank maintains its ratio of total capital to total assets between 4.0 percent and 5.5 percent measured at the end of each calendar month. Leverage limits are included in the Banks board-approved risk-management policy and ratios are reported to the board of directors monthly.

        The Bank's ratio of unweighted total regulatory capital to assets was 4.6 percent at December 31, 2008. If the Bank experiences significant losses due to other-than-temporary impairments of investment securities, the Bank might fail to comply with its minimum required ratio of total regulatory capital to total assets. In such a scenario the Bank would be subject to the capital restoration plan requirements, as described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources, and be prohibited from paying dividends, irrespective of whether the Bank has eliminated its accumulated deficit, and either repurchasing or redeeming the Bank's stock.

Business Risk

        Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, projections, and the Bank's external environment; and developing contingency plans where appropriate. The Bank's risk-assessment process also considers business risk, where appropriate, for each of the Bank's major business activities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

        The following financial statements and accompanying notes, including the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-78 of this Form 10-K.

Supplementary Financial Data

        Supplementary financial data for the years ended December 31, 2008 and 2007, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for each quarterly period presented below.

2008 Quarterly Results of Operations—Unaudited
(dollars in thousands)

	2008—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$605,423	$637,704	$638,332	$838,705
Total interest expense	537,903	553,554	553,816	742,224

Net interest income before provision for credit losses	67,520	84,150	84,516	96,481
Provision for credit losses on mortgage loans	125	100	—	—

Net interest income after provision for credit losses	67,395	84,050	84,516	96,481
Non-interest (loss) income	(385,076)	(2,074)	799	(5,609)
Non-interest expense	13,829	14,213	13,862	14,404

(Loss) Income before assessments	(331,510)	67,763	71,453	76,468
Assessments	(57,310)	18,014	18,983	20,313

Net (loss) income	$(274,200)	$49,749	$52,470	$56,155

        Included in non-interest (loss) income for the quarter ended December 31, 2008, is a realized loss on held-to-maturity securities totaling $381.7 million related to other-than-temporary impairment charges. See additional discussion in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.

2007 Quarterly Results of Operations—Unaudited
(dollars in thousands)

	2007—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$994,607	$846,505	$782,528	$742,207
Total interest expense	898,780	772,169	710,212	672,240

Net interest income before provision for credit losses	95,827	74,336	72,316	69,967
Provision for credit losses on mortgage loans	—	—	(9)	—

Net interest income after provision for credit losses	95,827	74,336	72,325	69,967
Non-interest income (loss)	6,739	6,867	(4,459)	1,990
Non-interest expense	14,740	12,763	13,216	12,899

Income before assessments	87,826	68,440	54,650	59,058
Assessments	23,341	18,196	14,514	15,689

Net income	$64,485	$50,244	$40,136	$43,369

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

        During the quarter ended December 31, 2008, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On April 10, 2009, the Bank received notification from Dr. Helen F. Peters that she is resigning from the board of directors. Dr. Peters has indicated to the Bank that her decision to resign is based on competing professional commitments. The Bank is grateful to Dr. Peters for her service.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of the Board of Directors

        The Bank's board of directors is currently comprised of 10 member directors and six independent directors. Two of the independent directors are public interest directors. Member directors are elected by the members located in the state where a member directorship is to be filled, and independent directors are elected by the Bank's members irrespective of the state in which each member is located, as further described in this item under Election Process and Director Nominee Requirements. Public interest directors are independent directors who have at least four years of service representing consumer or community interests.

        Until September 8, 2008, however, the Bank's board of directors was comprised of eight appointive directors appointed by the Finance Board and 10 elective directors elected by the Bank's members. On September 8, 2008, the Director issued an order deeming each elective directorship to be a member directorship and each appointive director to be an independent directorship, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments—Finance Agency Order Regarding Eligibility and Elections of Board of Directors. Effective September 26, 2008, the Director promulgated an interim final regulation concerning the eligibility and election of FHLBank directors (the Election Interim Regulation), which, among other things, gives members the ability to vote on independent directors, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments—Interim Final Regulation Regarding Eligibility and Elections of Board of Directors.

        Until the creation of the Finance Agency upon the enactment of HERA on July 30, 2008, the Finance Board determined each fiscal year the number of elective and appointive directorships, and the number of elective directorships to be allocated among the states in the Bank's district. The Finance Board based the allocation of the 10 elective directorships on the number of shares required to be held by members in each state in the district as of the preceding yearend, except that by statute, Massachusetts was entitled to three elective directorships.

        For 2008, the 10 elective directorships were allocated among the six New England states as follows:

State	Number of Elective Directorships
Connecticut	2
Maine	1
Massachusetts	4
New Hampshire	1
Rhode Island	1
Vermont	1

Total	10

        The Election Interim Regulation gives the Director the annual responsibility to determine the size of the board of directors for each FHLBank. For 2009, the Director has determined that a 17-member board of directors will govern the Bank, comprised of 10 member directors and seven independent directors, two of the independent directors being public interest directors. The Election Interim Regulation also gives the Director the annual responsibility to designate the number of member directorships among each FHLBank's district's states based on the number of shares of FHLBank stock required to be held by members in each state using the method of equal proportions, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments—Interim Final Regulation Regarding Eligibility and Elections of Board of Directors. Based on this method, the Director allocated the 10 member directorships among the six New England states for 2009 as follows:

State	Number of Elected Directorships
Connecticut	2
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	2
Vermont	1

Total	10

        The elections were held in the fourth quarter of fiscal year 2008 and involved elections for two Rhode Island member directorships and two independent directorships, as discussed in greater detail in Item 4—Submission of Matters to a Vote of Security Holders.

Election Process and Director Nominee Requirements

        For member directorships, each member located within each state that has vacancies may nominate individuals to fill any membership directorship vacancies in its state and then may vote for the directors to fill those seats. The Bank's board of directors has no nominating committee for either member directorships or independent directorships. The Election Interim Requirement permits any of the Bank's directors, Advisory Council, officers, employees, attorneys, and agents to support the nomination or election of a candidate for any member directorship provided that no such person may purport to represent the views of the Bank, the Finance Agency, or of any other officer, employee, or agent of the Bank or the Finance Agency. Members may nominate member directors and vote only for member directors in the state where they are located. Each nominee's member institution is required to have met all of its minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator. Each nominee must also be a U.S. citizen and an officer or director of a member of the Bank.

        For independent directorships, the Election Interim Regulation requires the Bank to nominate candidates for independent directorships to be filled after consultation with the Bank's Advisory Council. The Bank must submit potential nominees to the Finance Agency prior to nomination for the Finance Agency's review. Candidates for independent directorships must receive at least 20 percent of the number of votes eligible to be cast in the election and are elected by a plurality of the vote of the Bank's membership. If no nominee receives at least 20 percent of the eligible votes, the Election Interim Regulation requires the Bank to identify additional nominees and conduct elections until the directorship is filled. The Election Interim Regulation permits the Bank's officers, attorneys, employees, agents, Advisory Council, and directors to support the candidacy of the Bank's nominees for independent directorships in either a personal or official capacity.

        The Election Interim Regulation requires each director to be a U.S. citizen, each independent director to be a bona fide resident of the Bank's district, and each member director to be an officer or director of a member of the Bank. No member of the Bank's management is permitted to serve on the board of directors. Eligibility for appointment or election to the board and continuing service on the board is determined in accordance with the Finance Agency's regulations.

        For additional discussion of the Election Interim Regulation, refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments—Interim Final Regulation Regarding Eligibility and Elections of Board of Directors.

        The Bank does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in the election. Members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A member may not split its votes among multiple nominees for a single directorship. Eligible shares consist of those shares a member was required to hold as of the preceding December 31 subject to the limitation that no member may cast more votes than the average number of shares of Bank stock that are required to be held by all members located in the state to be represented.

        There are no family relationships between any current director (or any of the nominees from the most recent election), any executive officer, and any proposed executive officer. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Directors

        All directors of the Bank serve either a three-year term, in the case of directors elected prior to the Bank's election in the fourth quarter of 2008, or a four-year term, in the case of all other directors, ending on the last day of the third or fourth calendar year, as applicable (including the first full or partial year of service), following the effective date of his or her election or appointment as a director. None of the Bank's directors serve as an executive officer of the Bank.

Member Directors

        The 10 member directors currently serving on the board, who were elected by the Bank's members or were appointed by the board of directors to fill a vacancy among elected directorships, provided the information set forth below regarding their principal occupation, business experience, and other matters.

        Stephen F. Christy, age 59, president and chief executive officer of Mascoma Savings Bank, FSB located in Lebanon, New Hampshire. Mr. Christy has served as a director since January 1, 2002, and his current term as a director expires on December 31, 2010. Mr. Christy has been president and chief executive officer of Mascoma Savings Bank, FSB for the past 18 years.

        Steven A. Closson, age 59, president and chief executive officer of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson has served as a director since January 1, 2004, and his current term as a director expires on December 31, 2009. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987. He was promoted to president and chief executive officer and elected to the board of directors in 1991.

        Arthur R. Connelly, age 64, chairman and chief executive officer of South Shore Savings Bank, located in South Weymouth, Massachusetts. Mr. Connelly has served as a director since January 1, 1997, and his current term as a director expires on December 31, 2009. Mr. Connelly became chairman and chief executive officer of South Shore Savings Bank at its creation in 1997. He also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, a member of the Bank. Mr. Connelly currently serves as chairman of the American Bankers Association. He also served as first vice chairman of America's Community Bankers; and was formerly the chairman of the Government Affairs Steering Committee of America's Community Bankers.

        Peter F. Crosby, age 58, president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, located in St. Johnsbury, Vermont. Mr. Crosby joined Passumpsic in 1973. He has served as a director of the Bank since January 1, 2005, and his current term as a director expires on December 31, 2010.

        A. James Lavoie, age 62, trustee of Middlesex Savings Bank, located in Natick, Massachusetts. Mr. Lavoie retired from Middlesex Savings Bank after a 32-year career where he had most recently served as chairman, president and chief executive officer from 1996 to 2007. His term as a director commenced on January 1, 2008, and expires on December 31, 2010. Mr. Lavoie also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, which is a member of the Bank. He is the former chair of the Massachusetts Bankers Association and served on the board of the American Bankers Association where he was also chair of the Government Relations Council. He also served for three years as chairman of the Depositors Insurance Fund of Massachusetts.

        Mark E. Macomber, age 62, president, chief executive officer and director of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, ex-officio director of Northwest Community Bank located in Winsted, Connecticut; and as president and chief executive officer of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp and Northwest Community Bank. Mr. Macomber became president and chief executive officer of Litchfield Bancorp in March 1994. In addition, Mr. Macomber served as chairman of America's Community Bankers (ACB) through November 2007, and served as director, co-chairman of the nominating committee and member of the executive committee of the American Bankers Association, which was merged with ACB effective December 1, 2007. Mr. Macomber has served as a director since April 16, 2004, and his current term as a director expires on December 31, 2009.

        Kevin M. McCarthy, age 61, president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island. Mr. McCarthy became president and chief executive officer of Newport Federal Savings Bank in June 1993 and has served as a director of Newport Bancorp since its formation in 2006. Mr. McCarthy has served as a director since January 1, 2004, and his term as a director expires on December 31, 2012.

        Jan A. Miller, age 58, president, chief executive officer and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts. Mr. Miller is also a director of Heritage Capital Management, Inc., a wholly owned subsidiary of Wainwright Bank & Trust Company. Mr. Miller became president and chief executive officer of Wainwright Bank & Trust Company in 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller has served as a director since January 1, 2004, and his term as a director expires on December 31, 2009. Mr. Miller is a past chairman of the Massachusetts Bankers Association and a member of the American Bankers Association Government Relations Council Administration Committee. Mr. Miller has been elected to serve as chair of the board in 2009.

        Edward T. Novakoff, age 45, senior vice president and treasury executive of RBS Citizens, N.A., located in Providence, Rhode Island. Prior to joining RBS Citizens, N.A., in 2006, Mr. Novakoff was senior vice president-treasury and manager of wholesale funding at FleetBoston Financial. His term as a director commenced on January 1, 2009, and expires on December 31, 2012.

        R. David Rosato, age 47, senior vice president and treasurer of People's United Bank, located in Bridgeport, Connecticut. His current term as director commenced on April 19, 2007, and will expire on December 31, 2009. Previously, Mr. Rosato was selected by a majority vote to fill a vacancy and served as a director from April 20, 2006, to December 31, 2006. Mr. Rosato joined People's United Bank in November 2007, and was previously the senior vice president and treasurer of Webster Bank, N.A. located in Waterbury, Connecticut, and Webster Financial Corporation, the holding company for Webster Bank. Mr. Rosato joined Webster Bank, predecessor to Webster Bank, N.A., in 1999 as senior vice president and treasurer.

Independent Directors

        Six of the Bank's directors are independent directors, which are directors that are approved by the Finance Agency and elected by plurality vote of eligible shares of the Bank's membership, whose names and similar information are provided below. The independent directors provided the following information about their principal occupation, business experience, and other matters.

        Andrew J. Calamare, age 53, has served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, he served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director since March 30, 2007, and his current term as a director expires on December 31, 2012.

        Joan Carty, age 57, of Bridgeport, Connecticut, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty was appointed to the board for a three-year term commencing on January 1, 2008, and her term as a director expires on December 31, 2010.

        Patrick E. Clancy, age 62, has served as president and chief executive officer of the Boston-based nonprofit corporation, The Community Builders, since 1977. Mr. Clancy was previously appointed as a director of the Bank on March 30, 2007 to fill the remainder of a three-year term which expired on December 31, 2007. Mr. Clancy was subsequently reappointed to serve a three-year term commencing on January 1, 2008, and his current term as a director will expire on December 31, 2010.

        John T. Eller, age 66, of Newbury, New Hampshire, has served as a director of the New Hampshire Housing Finance Authority since 2007. He is also a principal in the firm NickersonEller LLC, consulting on issues of affordable housing. Previously, he served as senior vice president/director, housing and community investment at the Bank, where he managed the Affordable Housing Program. Mr. Eller's tenure at the Bank was from January of 1991 through July of 2006. Before joining the Bank, he operated an independent consulting firm, and prior to that, served as executive director of the Massachusetts Housing Finance Agency. Mr. Eller was appointed to the board for a three-year term commencing on January 1, 2008, and his term as a director will expire on December 31, 2010.

        John H. Goldsmith, age 67, has been a partner with the Boston-based banking and advisory firm The Roseview Group since 2003. Mr. Goldsmith also serves on the board of directors of Quodd Financial Information Services, and as chairman of the board of directors of AVTV Networks, Inc. He previously served as chairman and chief executive officer of Tucker Anthony Sutro, and as chairman and chief executive officer of Prescott, Ball and Turbin, a Cleveland-based regional financial services firm. Mr. Goldsmith was appointed to the board on March 30, 2007, to fill the remainder of a three-year term which expires on December 31, 2009.

        Jay F. Malcynsky, age 55, serves as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington D.C., specializing in administrative law and regulatory compliance. He previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky has served as a director since March 30, 2007, and his current term as a director expires on December 31, 2012. Mr. Malcynsky has been elected to serve as vice chair of the board in 2009.

Audit Committee Financial Expert

        The Bank has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Andrew J. Calamare, Stephen F. Christy, Patrick E. Clancy, Kevin M. McCarthy, R. David Rosato, and Jan A. Miller, ex officio. The board has determined that Director R. David Rosato is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Rosato is not an auditor or accountant for the Bank, does not perform fieldwork, and is not an employee of the Bank. In accordance with the SEC's safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13—Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Rosato's independence.

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

        The Audit Committee also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standard (SAS) No. 114, The Auditors Communication with Those Charged with Governance. The Audit Committee has also received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence.

        In performing all of these functions, the Audit Committee acts in an oversight role. It relies on the work and assurances of the Bank's management, which has primary responsibility for the financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of the Bank's annual financial statements to GAAP.

        In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2008, for filing with the SEC.

Audit Committee

Stephen F. Christy, Chair
Andrew J. Calamare*
Patrick E. Clancy*
Kevin M. McCarthy
R. David Rosato
Jan A. Miller (ex officio)

*
Independent Director

Executive Officers

        The following table sets forth the names, titles, and ages of the executive officers of the Bank:

Name	Title	Age
Michael A. Jessee	President and Chief Executive Officer	62
M. Susan Elliott	Executive Vice President, Member Services	54
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	48
William L. Oakley	Executive Vice President, Chief Administrative Officer, and Chief Information Officer	59
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	60
Earl W. Baucom	Senior Vice President and Chief Accounting Officer	62
George H. Collins	Senior Vice President and Chief Risk Officer	49
William P. Hamilton	Senior Vice President, Director of Public Affairs	53
Ellen M. McLaughlin	Senior Vice President, General Counsel, and Corporate Secretary	57

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

Code of Ethics and Business Conduct

        The Bank has adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate the Bank and conduct our daily business with our customers, vendors, shareholders and with its employees. The Code of Ethics and Business Conduct applies to all of the directors and employees of the Bank, including the chief executive officer, chief financial officer, and chief accounting officer of the Bank and to all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Bank's financial books and records and the preparation of its financial statements. The Code of Ethics and Business Conduct can be found on our web site (www.fhlbboston.com). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our web site. The information contained within or connected to our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

        The Bank attracts, rewards, and retains senior managers, including its president, chief financial officer, and three other most highly-compensated executive officers (the Named Executive Officers), by offering a total rewards package that includes base salary as a core component, annual cash incentives, qualified and nonqualified retirement plans, and certain perquisites. Compensation program objectives are defined in the Bank's Total Rewards Philosophy which was used to determine total rewards packages for the Named Executive Officers for 2008. Total rewards packages, including base salary, cash incentives, and retirement plans, were set comparable to the median total rewards package for matched positions in the appropriate peer group, with flexibility to pay above or below the market median for tenure, performance, and experience. Cash incentive compensation, an element of total compensation providing the Personnel Committee flexibility to adjust total compensation based on the Personnel Committee's assessment of the Bank's and each Named Executive Officer's final goal achievement, is determined in accordance with the 2008 Executive Incentive Plan. As discussed later in this Item under Determination of 2008 Awards, the Personnel Committee awarded no or low amounts of cash incentive compensation compared with the potential cash payouts under the 2008 Executive Incentive Plan to the Named Executive Officers primarily based on the large growth throughout 2008 in unrealized losses on the Bank's held-to-maturity portfolio of private-label MBS and related need to preserve and build capital, each as further discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

The Bank's Compensation Committee

        Pursuant to a charter approved by the Bank's board of directors, the Personnel Committee (the Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support the Bank's business objectives. The Committee sets the compensation philosophy for the Bank, including that of the Named Executive Officers. The Committee also reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans and including plans in which the Named Executive Officers participate.

Personnel Committee

Mark E. Macomber, Chair
A. James Lavoie, Vice Chair
Joan Carty
Steven A. Closson
Arthur R. Connelly
Jay F. Malcynsky
Jan A. Miller (ex officio)

Compensation Committee Interlocks and Insider Participation

        No member of the Committee has at any time been an officer or employee of the Bank. None of the Bank's executive officers has served or is serving on the Bank's board of directors or the compensation committee of any entity whose executive officers served on the Committee or the Bank's board of directors.

Objectives of the Bank's Compensation Program and What it is Designed to Reward

        The Bank is committed to attracting, rewarding, motivating, and retaining highly skilled executive officers, including the Named Executive Officers, who make significant contributions to the success of the business of the Bank.

        In 2006, the Bank, with the approval of the Committee and board of directors, retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of a "Total Rewards Philosophy" for the Bank. The board approved the Total Rewards Philosophy in November 2006, and its principles were used in determining 2007 and 2008 total compensation for the Named Executive Officers.

        The Total Rewards Philosophy defines goals, the Bank's competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of the Bank's compensation and benefits programs. The Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with the Bank's overall business objectives, the competitive market, and the Bank's financial condition.

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

        The Total Rewards Philosophy defines two primary competitive peer groups for the Named Executive Officers, including commercial/regional banks and the FHLBank System. Both peer groups are considered in setting the total rewards package, with the FHLBanks as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of services and are scattered among urban and smaller-city locations, which impacts labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all of the FHLBanks in the FHLBank System must rely on a total rewards package for Named Executive Officers of base salary, cash incentives, and benefits only, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors.

        The second primary peer group, commercial/regional banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those Bank positions requiring financial services experience, including the Named Executive Officers. The commercial/regional bank peer group focuses on large and mid-sized commercial/regional banks but excludes large global investment banks and securities firms. The Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas, but with a marked difference between the two in capital-market activities and market risk. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. Regional banks are most similar to the Bank in terms of product offerings, complexity, and assets and most closely align with the size and scope of responsibility at the Bank.

Elements of the Bank's Compensation Plan and Why Each Element is Selected

        The Bank provides total compensation to the Named Executive Officers through a package that consists of a mix of base salary, awards under annual cash incentive plans, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. Due to its cooperative structure, the Bank cannot offer equity-based compensation programs, so it has used higher base salaries, an annual cash award, and strong retirement benefits to keep its compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The Named Executive Officers may also be provided with certain additional perquisites.

        The Total Rewards Philosophy states that the Bank's total rewards package, including that for Named Executive Officers, should be comparable to the median total rewards package for matched positions in the appropriate peer group, with flexibility to pay above or below the market median for tenure, performance, and experience. In general, the Committee set 2008 base salaries for each of the Named Executive Officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable to the median total rewards package at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus short-term incentives, would be comparable to the median total cash compensation of the Named Executive Officer's peers at other FHLBanks, particularly the Atlanta, Chicago, Dallas, New York, and San Francisco FHLBanks since these FHLBanks are also located in high cost of living urban areas. The Committee considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and short- and long-term cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System.

Base Salary

        Base salary is the core component of the compensation program. Base salary adjustments for all Named Executive Officers are considered at least annually as part of the yearend annual performance review process and more often if considered necessary by the Committee during the year, such as in recognition of a promotion or to ensure internal equity.

        In 2007, the Bank participated in the 2007 Federal Home Loan Bank Survey, a proprietary survey conducted by McLagan, on behalf of the FHLBanks. The Bank also worked with McLagan to match several of the positions held by the Named Executive Officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2007 Finance and Business Services Survey. Named Executive Officer positions were matched to those survey positions which represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions that the Named Executive Officers would be qualified for at the external firm as well as positions at the firm that the Bank would consider when recruiting for experienced executives. This approach generally resulted in the Bank comparing the Named Executive Officers to divisional rather than overall heads of businesses and functions.

        In addition to the McLagan survey data, the Committee reviewed market data from the annual FHLBank System survey of key positions in determining and recommending 2008 base salaries for all of the Named Executive Officers, including Mr. Jessee. The Committee also considered Mr. Jessee's recommendation for his direct reports, individual performance, tenure, experience, and complexity of the Named Executive Officer's position in setting 2008 base salaries. In 2007, Mr. Jessee recommended, and several of the other Named Executive Officers received, significant adjustments to base salary as a result of the Bank's re-organization and promotions that increased each such Named Executive Officer's responsibility and authority. Mr. Jessee only recommended merit increases for the other Named Executive Officers for 2008. Adjustments to base salary for all Named Executive Officers were effective January 1, 2008.

        The following is a representative, consolidated list of survey participants that were included by McLagan in the commercial/regional banks peer group.

Aareal Capital Corporation	Credit Industriel et Commercial	Nord/LB
Australia & New Zealand Banking Group	Dexia	Nordea Bank
Banco Bilbao Vizcaya Argentaria	DVB Bank	PNC Bank
Bank Hapoalim	DZ Bank	Rabobank Nederland
Bank of America	Eurohypo AG	Regions Financial Corporation
Bank of China	Fannie Mae	Royal Bank of Canada
Bank of Ireland Corporate Banking	Fifth Third Bank	Royal Bank of Scotland (Including ABN Amro)
Bank of Scotland	First Tennessee Bank/ First Horizon	Skandinaviska Enskilda Banken
Bank of the West	Fortis Financial Services LLC	Societe Generale
Bank of Tokyo - Mitsubishi UFJ	Freddie Mac	Sovereign Bank
Bayerische Landesbank	GE Commercial Finance	Standard Bank
BMO Financial Group	Glitnir	Standard Chartered Bank
BNP Paribas	GMAC	State Street Bank & Trust Company
BOK Financial Corporation	HSBC Bank	Sumitomo Mitsui Banking Corporation
Branch Banking & Trust Co.	HSBC Global Banking and Markets	SunTrust Banks
Brown Brothers Harriman & Co.	Hypo Vereinsbank	TD Securities
Calyon	ING	The Bank Of New York Mellon
Capital One	JP Morgan Chase	The Bank of Nova Scotia
CIBC World Markets	KBC Bank	The CIT Group
Citigroup	KeyCorp	The Northern Trust Corporation
Citizens Bank	Landesbank Baden-Wuerttemberg	The Sumitomo Trust & Banking Co., Ltd.
City National Bank	Lloyds TSB	U.S. Bancorp
Cohen & Steers	M&T Bank Corporation	Union Bank of California
Colonial Savings, FA	Marshall & Ilsley Corporation	Wachovia Corporation
Comerica	Mitsubishi UFJ Trust & Banking Corporation (USA)	Washington Mutual
Commerzbank	Mizuho Corporate Bank, Ltd.	Wells Fargo Bank
Compass Bancshares, Inc.	National Australia Bank	Westpac Banking Corporation
Countrywide Financial Corp.	Natixis

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

        The EIP is subject to annual review and approval by the board of directors, including determination of its plan design, specific goals, achievement level, and weighting of each, participation, administration, and payout opportunities. The Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in business strategy, termination or commencement of business lines, impact of severe economic fluctuations, significant growth or consolidation of the membership base, or significant regulatory or other changes impacting the Bank or FHLBank System.

        Annual financial and nonfinancial goals are derived from the Bank's strategic business plan and are generally weighted by tier based on desired business outcomes and/or the Named Executive Officer's ability to impact the achievement of the goal. The goal achievement levels are generally set to ensure that the relative difficulty of achieving the target (that is, middle achievement level) is consistent from year to year. Specific threshold, target, and excess goal achievement levels are developed during the annual strategic planning and forecasting process. During this process, management assesses the external and internal outlook for the upcoming year, including scenario analysis of environmental factors, member needs and expectations, advances growth trends, return on equity, income forecasts, and operating expenses. Depending on the annual plan design, management also identifies Bank-wide operational initiatives that are key in the Bank's growth, profitability, and risk management, and in member service, trust, and confidence, or individual, department-specific operational initiatives and projects that contribute to the success of the Bank. Target growth and financial performance levels reflect an underlying assumption that management executes the Bank's business plan as approved by the board, and are assumed to be dependent on management's decisions and actions relative to the business plan. Goals may be modified during the plan year with the approval of the Committee.

        All participants are grouped into one of three tiers based on position within the organization. Participants are eligible to receive differing levels of incentive award payouts based on their assigned tier. The chief executive officer is in the president's tier and all other Named Executive Officers are in tier I.

Incentive Goals and Payouts

        In December 2007, the board appointed a six-member subcommittee to review the design of the EIP and retained McLagan to advise them. Representatives from McLagan interviewed members of the subcommittee and provided a written analysis of the plan and recommendations to the group and the Committee. The Committee subsequently requested that management make certain revisions to the EIP for 2008 (the 2008 EIP), including revisions to the profitability goal and the weight of certain other goals.

        The 2008 EIP includes annualized goals for the Named Executive Officers, including goals for profitability, business growth, and regulatory examination results, and a discretionary component.

  •
  The profitability goal is based on the spread by which the Bank's return on average equity exceeds the daily average of the bond-equivalent yield of three-month LIBOR. However, no payout based on this goal is awarded unless the Bank achieves at least 85 percent of projected net income as per the Bank's 2008 strategic business plan, which amounted to $148.6 million. This goal was not achieved in 2008. The profitability goal metric is based on a non-GAAP measure of profitability. This goal's profitability metric is the spread by which the Bank's return on average equity exceeds the daily average of the bond-equivalent yield of three-month LIBOR, excluding the impact of REFCorp and AHP payments, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, and net gains (or losses) on trading securities. The difference between GAAP return on equity and this profitability metric is that GAAP return on equity does not provide for the exclusions described in the immediately prior sentence. The weight of this goal is 25 percent of yearend 2008 base salary for the president tier and 20 percent of yearend 2008 base salary for tier I participants, which includes the other Named Executive Officers.

  •
  The business growth goals included growth targets in average credit extensions to members and advances to community development organizations. The weight of this goal is 30 percent of yearend 2008 base salary for the president tier and 25 percent of yearend 2008 base salary for tier I participants, which includes the other Named Executive Officers.

  •
  The regulatory examination results goal is based on the Finance Agency's examination report of the Bank and provides the Committee flexibility to reduce or eliminate payout under the 2008 EIP based on adverse findings in that report occurring in the individual participant's areas of responsibility. The weight of this goal is 15 percent for all Named Executive Officers.

        The 2008 EIP also includes a discretionary component, which gives the Committee the opportunity to differentiate compensation awards among the Named Executive Officers. The discretionary component's weight is 30 percent of yearend 2008 base salary for the president tier and 40 percent of yearend 2008 base salary for tier I participants, which includes the other Named Executive Officers. The discretionary component considers the participant's contributions in areas such as the achievement of the individual and department-specific operational initiatives established at the beginning of the plan year, expense control and operational efficiency, risk management and control, board of directors communication, and succession planning. Further, the discretionary component considers the participant's leadership, work ethic, attitude, or other such similar intangible attributes that contribute to the Bank's success. The 2008 EIP allows pro rata incentive awards for participants who terminate during the plan year and are eligible to retire at that time, subject to the discretion of the Bank's chief executive officer and the Committee, achievement of plan goals, and certain service criteria.

        Potential cash payouts under the 2008 EIP, expressed as a percentage of yearend 2008 base salary of the Named Executive Officers, were as follows:

Name	Tier	Threshold	Target	Excess
Michael A. Jessee	President	25.00%	50.00%	75.00%
Frank Nitkiewicz	I	18.75%	37.50%	56.25%
M. Susan Elliott	I	18.75%	37.50%	56.25%
William L. Oakley	I	18.75%	37.50%	56.25%
Earl W. Baucom	I	18.75%	37.50%	56.25%

Determination of 2008 Awards under 2008 EIP

        At the end of the plan year, the final profitability and business-growth results are calculated by the Bank's staff and approved by management. Mr. Jessee reviews supporting documentation and (except in the case of his own award) determines the Named Executive Officer's appropriate discretionary award recommendation. Mr. Jessee bases his recommendation for the discretionary component of the 2008 EIP based on his evaluation of the Named Executive Officer's individual and department-specific goals and review of the factors considered for the discretionary component, as described earlier in this Item under Incentive Goals and Payouts. Finally, Mr. Jessee prepares a self-evaluation of the Bank's and his personal annual achievements and submits it to the Committee for consideration in determining his award. The final award amount is approved by the Committee and board of directors after the end of the plan year, based on their evaluation of the Bank's and the Named Executive Officer's achievement of the stated goals. As part of this process, the Bank's internal auditor confirms final financial results and reviews supporting documentation for the nonfinancial discretionary component.

        For 2008, the Committee exercised its authority to interpret and adjust the plan at the end of the plan year for extraordinary circumstances as permitted under the 2008 EIP, as described earlier in this Item under Plan Design, and determined that individual 2008 EIP awards for all participants, including the Named Executive Officers would be capped at 10 percent of yearend 2008 base salary. The Committee further determined that Mr. Jessee and Mr. Nitkiewicz would receive no 2008 EIP award. The Committee primarily based these determinations on the large growth throughout 2008 in unrealized losses on the Bank's held-to-maturity portfolio of private-label MBS and related need to preserve and build capital, each as further discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

        In connection with the Finance Agency's requirements, as described in this Item under Finance Agency Oversight—Executive Compensation, the Bank submits proposed incentive awards to the Finance Agency for a four-week review period prior to final action by the board of directors approving any awards. Awards were paid at the expiration of the four-week period and following final approval by the board of directors.

Retirement and Deferred Compensation Plans

        The Bank offers participation in qualified and nonqualified retirement plans to the Named Executive Officers as key elements of its total rewards package. The benefits received under these plans are intended to enhance the competitiveness of the Bank's total compensation and benefits relative to the market by complementing the Named Executive Officers' base salary and annual cash incentive awards. The Bank maintains four retirement plans in which the Named Executive Officers participate, including:

  •
  Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory plan that provides retirement benefits for all eligible Bank employees;

  •
  Pension Benefit Equalization Plan (the Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, and in which participation is approved by the Committee and board of directors and includes the Named Executive Officers;

  •
  Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) thrift plan, under which the Bank matches employee contributions for all eligible employees; and

  •
  Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the Named Executive Officers, other senior officers, and directors of the Bank.

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

Perquisites

        Taxable fringe benefits and perquisites for the Named Executive Officers may include the value of financial planning services, supplemental life insurance (all but Mr. Baucom), automobile and airline memberships, employee use of Bank automobiles, spouse travel during Bank business, and parking. Mr. Jessee is also eligible for club memberships and the personal use of a Bank automobile. Mr. Jessee was also eligible for medical expenses reimbursement until March 14, 2008, when the board of directors standardized health benefits for the Bank's officers, including the Named Executive Officers, by eliminating the payment of such reimbursements. The Committee believes that the perquisites offered to the Named Executive Officers are reasonable and are necessary for the Bank's total compensation package to remain competitive.

How the Bank Determines the Amount for Each Element of the Bank's Compensation Plan

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

Finance Agency Oversight—Executive Compensation

        Section 1113 of HERA requires that the Director prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In October 2008, the Finance Agency directed the FHLBanks to submit all compensation actions involving a Named Executive Officer to the Finance Agency for review at least four weeks in advance of any planned board of director decision with respect to those actions. Compensation decisions for all of the Bank's Named Executive Officers require board of director action. Accordingly, in December 2008 and January 2009 the Bank submitted proposed 2009 base salary increases and 2008 incentive awards, respectively, to the Finance Agency for the four-week review period prior to final action by the board of directors. Base salary increases were implemented retroactive to January 1, 2009, and incentive awards were paid at the expiration of the four-week period and following final approval by the board of directors. At this time, the Bank does not expect Section 1113 of HERA or related Finance Agency actions to have a material impact on the Bank's executive compensation plans. In addition to Section 1113 of HERA, the Finance Agency has promulgated certain regulations that may impact Named Executive Officer compensation, including a regulation regarding golden parachute payments and a proposed regulation on indemnification payments, each of which are discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments.

Employment Status and Severance Benefits

        Pursuant to the FHLBank Act, the Bank's employees, including the Named Executive Officers as of December 31, 2008, are "at will" employees. Each may resign his or her employment at any time and the Bank may terminate his or her employment at any time for any reason or no reason, with or without cause and with or without notice. Under the Bank's severance policy, as revised and approved by the board of directors in February 1997, all regular full- and part-time Bank employees who work at least 1,000 hours per year whose employment is terminated involuntarily, or by mutual agreement for reasons other than "cause," are provided with severance packages reflecting their status in the organization and tenure with the Bank. The severance policy does not constitute a contractual relationship between the Bank and the Named Executive Officers, and the Bank reserves the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

        In consideration of this benefit, individuals agree to execute a general release of the Bank. In addition and at its sole discretion, the Bank may provide outplacement, extended benefits, counseling, and/or such other services as may assist in ensuring a smooth career transition. Any of these variations would require the approval of the chief executive officer.

        As chief executive officer, Mr. Jessee is eligible for 12 months of base pay under the severance policy. Based on their status as executive officers of the Bank, Mr. Nitkiewicz, Ms. Elliott, Mr. Oakley, and Mr. Baucom are eligible for a minimum of six months and a maximum of 12 months, of base pay under the severance policy, depending on tenure of employment at the Bank. All severance packages for executive officers, including the Named Executive Officers, must have the approval of the chief executive officer and the Committee prior to making any award under the severance policy.

        On January 7, 2009, the Bank announced that Mr. Jessee would retire effective April 30, 2009, and the board and Mr. Jessee entered into an agreement, attached as Exhibit 10.8 to this annual report on Form 10-K, which provided for 18 months of salary continuation at his 2008 rate of base pay (an extension of six months more than Mr. Jessee is already entitled under the severance policy) following his resignation. This agreement provided additional perquisites aggregating $51,000, which includes the board's agreement to continue to either pay Mr. Jessee or pay on Mr. Jessee's behalf an amount equal to the same percentage of the insurance premium for the Bank's group health plan for coverage equivalent to that provided at yearend 2008 until Mr. Jessee reaches age 65, a benefit worth approximately $44,000. Mr. Jessee was also provided with a new computer and a payment to partially defray professional fees incurred in the review of the agreement. The agreement also contains standard confidentiality obligations and a non-disparagement agreement on behalf of both Mr. Jessee and the Bank.

Compensation Committee Report

        The Committee serves as the Bank's Compensation Committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the Bank's annual report on the Form 10-K for the fiscal year ending December 31, 2008.

Executive Compensation

        The following table sets forth all compensation received from the Bank for the year ended December 31, 2008, 2007, and 2006, by the Bank's Named Executive Officers.

 Summary Compensation Table for 2008, 2007 and 2006

Name and Principal Position	Year	Salary(1)	Bonus	Non-equity Incentive Plan compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Michael A. Jessee	2008	$630,000	$—	$—	$1,437,000	$110,847	$2,177,847
President and	2007	600,000	22,500	350,880	742,000	100,646	1,816,026
Chief Executive Officer	2006	569,250	38,045	261,955	539,000	98,043	1,506,293
Frank Nitkiewicz	2008	305,000	—	—	210,000	27,453	542,453
Executive Vice President	2007	290,000	—	119,761	77,000	24,175	510,936
and Chief Financial	2006	250,000	—	83,000	57,000	22,610	412,610
Officer
M. Susan Elliott	2008	284,000	—	28,400	359,000	28,637	700,037
Executive Vice President	2007	270,000	—	127,281	151,000	24,293	572,574
Member Services	2006	229,667	—	77,024	91,000	25,588	423,279
William L. Oakley	2008	284,000	—	28,400	135,000	34,693	482,093
Executive Vice President,	2007	270,000	—	111,502	76,000	31,149	488,651
Chief Administrative	2006	224,900	—	74,667	54,000	15,026	368,593
Officer and Chief Information Officer
Earl W. Baucom	2008	246,500	—	22,979	93,000	11,231	373,710
Senior Vice President and	2007	235,000	—	97,048	112,000	8,680	452,728
Chief Accounting Officer	2006	213,333	—	54,341	6,000	6,642	280,316

(1)
Amounts shown are not reduced to reflect the Named Executive Officers' elections, if any, to defer receipt of salary into a defined contribution plan or the Thrift BEP.

(2)
Represents amounts paid under the Bank's Executive Incentive Plan during 2009 in respect of service performed in 2008, during 2008 in respect of service performed in 2007, and during 2007 in respect of service performed in 2006. Amounts shown are not reduced to reflect the Named Executive Officers' elections, if any, to defer receipt of compensation into the Thrift BEP. In 2006, Mr. Baucom was a Tier II participant as a first vice president. With Mr. Baucom's promotion to senior vice president in November 2006, the board of directors approved his participation in Tier I for the 2007 plan year. His increased incentive compensation amounts reflect this tier change. In 2007, the annual cash payout potential was increased to maintain a competitive total rewards package based on a recommendation from McLagan.

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

(4)
See the Other Compensation Table below for amounts, which include the Bank match on employee contributions to the Thrift BEP and 401(k) plans, insurance premiums paid by the Bank with respect to term-life insurance, and perquisites. All other compensation for the year ending December 31, 2006, includes the Bank match on voided deferrals.

 Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(a)(c)	Insurance Premiums	Perquisites(b)	Bank Match on Voided Deferrals(d)	Total
Michael A. Jessee	2008	$60,203	$7,960	$42,684	$—	$110,847
	2007	54,000	7,110	39,536	—	100,646
	2006	38,634	6,510	39,279	13,620	98,043
Frank Nitkiewicz	2008	25,486	1,967	—	—	27,453
	2007	22,380	1,795	—	—	24,175
	2006	16,382	1,645	—	4,583	22,610
M. Susan Elliott	2008	24,677	3,960	—	—	28,637
	2007	20,821	3,472	—	—	24,293
	2006	18,183	3,049	—	4,356	25,588
William L. Oakley	2008	17,798	6,363	10,532	—	34,693
	2007	13,040	5,943	12,166	—	31,149
	2006	7,378	5,460	—	2,188	15,026
Earl W. Baucom	2008	11,231	—	—	—	11,231
	2007	8,680	—	—	—	8,680
	2006	6,492	—	—	150	6,642

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

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2008, the maximum elective deferral amount was $15,500 (or $20,500 per year for participants who attain age 50 in 2008), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $13,800 (three percent multiplied by two multiplied by the $230,000 compensation limit). As of the date of the Form 10-K, all of the Named Executive Officers participate in the Pentegra Defined Contribution Plan.

A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(b)
Amount for Mr. Jessee includes the following perquisites: financial planning services, personal use of Bank-provided vehicles, club membership dues, medical expense reimbursements until March 24, 2008, and spousal travel expenses. Amount for Mr. Oakley includes the following perquisites: financial planning services, parking, and spousal travel expenses. In March 2008, the board of directors agreed to standardize health benefits for the Bank's officers, including the Named Executive Officers, by eliminating the reimbursement of medical expenses.

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

        The following table shows the potential payouts for the Bank's non-equity incentive plan awards for the fiscal year ended December 31, 2008, for the Bank's Named Executive Officers.

Grants of Plan-Based Awards for Fiscal Year 2008

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards(1)
Name	Threshold	Target	Excess
Michael A. Jessee	$157,500	$315,000	$472,500
Frank Nitkiewicz	57,188	114,375	171,563
M. Susan Elliott	53,250	106,500	159,750
William L. Oakley	53,250	106,500	159,750
Earl W. Baucom	46,219	92,438	138,656

(1)
Amounts represent potential awards under the 2008 Executive Incentive Plan; actual amounts awarded were substantially reduced or eliminated at the board of directors' discretion and are reflected in the Summary Compensation Table above. See the description of the 2008 EIP in the Compensation Discussion and Analysis for further discussion of performance goals and plan payouts. Additionally, the 2008 Executive Incentive Plan has been filed as Exhibit 10.3.3 with the Bank's annual report on Form 10-K for fiscal year 2007, filed with the SEC on March 20, 2008.

Retirement Plan

        The following table sets forth the pension benefits for the fiscal year ended December 31, 2008, for the Bank's Named Executive Officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2008
Michael A. Jessee	Pentegra Defined Benefit Plan	31.33	(3)	$1,440,000	$—
	Pension BEP	31.92	(4)	5,712,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	16.83		303,000	—
	Pension BEP	17.83		366,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	26.58		740,000	—
	Pension BEP	27.08		731,000	—
William L. Oakley	Pentegra Defined Benefit Plan	3.58		136,000	—
	Pension BEP	4.58		191,000	—
Earl W. Baucom	Pentegra Defined Benefit Plan	2.17		95,000	—
	Pension BEP	3.17		116,000	—

(1)
Equals number of years of credited service as of December 31, 2008.

(2)
Includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 16—Employee Retirement Plans for a description of valuation methods and assumptions.

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

        Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary, subject to the applicable IRC limits on annual earnings ($230,000 for 2008). The benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested.

Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70", then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for each year that payments commence before age 65.

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

        The amount of pension payable from the Pension BEP to a Named Executive Officer is the amount that would be payable to the executive under the Pentegra Defined Benefit Plan:

  •
  ignoring the limits on benefit levels imposed by the IRC (including the limit on annual compensation discussed above);

  •
  including in the definition of salary any amounts deferred by a participant under the Thrift BEP in the year deferred and any incentive compensation in the year paid;

  •
  recognizing the participant's full tenure with the Bank or any other employer participating in the Pentegra Defined Benefit Plan from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan;

  •
  applying an increased benefit accrual rate of 2.375 percent of the participant's highest three-year average salary multiplied by the participant's total benefit service; and

  •
  reducing the participant's actual accrued benefit from the Pentegra Defined Benefit Plan. As in the Pentegra Defined Benefit Plan for those employees hired before January 9, 2006, benefits from the Pension BEP are reduced by an early retirement factor if payments commence before the participant's normal retirement date, at the rate of three percent per year, or one and a half percent if the participant meets the Rule of 70.

        Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as follows: Mr. Jessee, 80 percent as president; Mr. Nitkiewicz, Mr. Oakley, and Ms. Elliott, 70 percent as executive vice presidents; and Mr. Baucom, 65 percent as senior vice president. All benefits payable under the Pension BEP are paid solely from either the general assets of the Bank or from a "rabbi trust" subject to the claims of the creditors of the Bank in the event of the Bank's insolvency. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

        In July 2008, the board approved certain revisions to the Pension BEP to comply with IRC Section 409(A) and to modify the plan so that a participant appointed as an executive officer, including as a Named Executive Officer, after January 1, 2008, is not eligible for the increased accrual rate but instead is eligible for the same accrual rate as in the Pentegra Defined Benefit Plan.

        In 2008, the Bank offered a transition election as permitted under IRC Section 409(A) to all Pension BEP participants, including the Named Executive Officers. The transition election allowed participants to make an election regarding the time and form of distribution of all benefits earned and vested on or after January 1, 2005, provided the election did not affect payments that the participant would otherwise receive in 2008 or cause payments to be made in 2008. All of the Named Executive Officers completed a transition election

Nonqualified Deferred Compensation

        The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2008, for the Bank's Named Executive Officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Year(1)	Bank Contributions in Year Ended December 31, 2008(2)	Aggregate Earnings in Year Ended December 31, 2008	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2008
Michael A. Jessee	$264,528	$46,403	$(451,397)	$—	$1,230,389
Frank Nitkiewicz	19,279	11,686	(68,287)	—	456,025
M. Susan Elliott	41,128	10,877	(320,560)	—	541,147
William L. Oakley	12,271	7,448	(23,629)	—	43,296
Earl W. Baucom	61,301	3,515	(18,448)	—	79,199

(1)
Amounts are also reported as salary in the Summary Compensation Table above.

(2)
Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

        Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. The Bank matches participant contributions based on the amount the employee contributes, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. The Bank's match is vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

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

        In 2008, the Bank offered a final transition election as permitted under Internal Revenue Code Section 409(A) to all Thrift BEP participants, including the Named Executive Officers. The transition election allowed participants to change the time and form of payment for all existing fund balances provided the election did not cause payments to be made in 2008 or affect payments otherwise scheduled to be made in 2008. All of the Named Executive Officers elected to receive distribution of all existing balances in January 2009 and two elected to receive in-service distributions of 2008 EIP compensation payouts in 2009.

Post-Termination Payment

        The following table represents the amount that would be payable to the Named Executive Officers as of December 31, 2008, had their employment been terminated, either involuntarily or by mutual agreement, for reasons other than "cause" (for example poor performance, poor attendance, insubordination), on that date. Under the Bank's severance policy and based on tenure for Mr. Jessee, Mr. Nitkiewicz, and Ms. Elliott, the amount is equal to 12 months' base salary, based on annual salary in effect as of December 31, 2008, and for Mr. Oakley and Mr. Baucom, the amount is equal to six months' base salary, based on annual salary in effect on that date.

Name	Cash Severance(1)
Michael A. Jessee	$630,000
Frank Nitkiewicz	305,000
M. Susan Elliott	284,000
William L. Oakley	142,000
Earl W. Baucom	123,250

    (1)
    Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

Director Compensation

        The Bank pays members of the board of directors' fees for each board and committee meeting that they attend. The amounts paid to the members of the board of directors for attendance at board and committee meetings during 2008 and 2007, along with the annual maximum compensation amounts for those years, are detailed in the following table:

Director Fees

	2008	2007
Fee per board meeting
Chair of the board	$3,650	$3,500
Vice chair of the board	2,850	2,750
All other board members	2,075	2,000
Fee per committee meeting	750	750
Fee per telephonic conference call	500	500
Annual maximum compensation amounts
Chair of the board	*	29,944
Vice chair of the board	*	23,955
All other board members	*	17,967

    *
    In accordance with the FHLBank Act, under the 2008 Director Compensation Policy, filed as Exhibit 10.7.1 with the Bank's annual report on Form 10-K for fiscal year 2007, filed with the SEC on March 20, 2008, director fees were subject to annual caps. These caps were $31,232 for Mr. Verdonck, the chair of the board, $24,986 for Mr. Malcynsky, the vice-chair of the board, and $18,739 for each other director. However, HERA, which was enacted July 30, 2008, removed the statutory caps on FHLBank director compensation and required a standard of reasonableness in setting compensation for directors. In September 2008, McLagan reviewed the results of a study of director compensation at financial services firms with the FHLB System chairs and vice chairs. The study included analysis of director compensation at commercial banks, Farm Credit Banks, the 10 largest Farm Credit Associations, and S&P 1500 firms. McLagan recommended that the FHLBanks use a straight annual retainer at the low-end of the commercial bank benchmarks, inline with Farm Credit Bank benchmarks, and on the high-end of Top 10 Farm Credit Associations. McLagan further recommended additional retainers of $5,000 to $10,000 per year for certain committee chairs and the chair of the board commensurate with additional responsibilities and meeting time. The additional retainers would be less than commercial banks and S&P 1500 firms but greater than Farm Credit Banks and the Farm Credit Associations. Based on this study and consistent with the intent of the majority of the other FHLBanks, the 2008 Director Compensation Policy was revised October 17, 2008, to remove all caps on director compensation. On December 12, 2008, the 2008 Director Compensation Policy was revised to add a cap on annual director compensation of $60,000 per director to ensure that the chair's compensation did not exceed $60,000 in 2008. Concurrent with the revisions of the 2008 Director Compensation Policy, directors were paid fees that would have been paid but for the original caps under the 2008 Director Compensation Policy but subject to the $60,000 cap imposed on December 12, 2008. Given the per meeting fees in the 2008 Director Compensation Policy, directors approved removal of the caps with the expectation that 2008 fees would not exceed $45,000 per director, $50,000 to $55,000 for committee chairs, $55,000 for the vice chair and $60,000 for the chair. As illustrated in the 2008 Director Compensation chart below, no director exceeded these expected caps.

        In January 2009 the 2009 Director Compensation policy, included as Exhibit 10.7.4, was approved including caps of $60,000 for the chair, $55,000 for the vice chair and the Audit Committee chair, $50,000 for all other committee chairs and $45,000 for directors.

        The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2008 are detailed in the following table:

2008 Director Compensation

Fees Earned or Paid in Cash
Robert F. Verdonck	$60,000
Andrew J. Calamare	33,000
Joan Carty	33,000
Stephen F. Christy	28,600
Patrick E. Clancy	30,175
Steven A. Closson	35,825
Arthur R. Connelly	24,925
Peter F. Crosby	32,575
John T. Eller	33,575
John H. Goldsmith	35,825
Cornelius K. Hurley	34,325
A. James Lavoie	33,500
Mark E. Macomber	34,325
Jay F. Malcynsky	40,350
Kevin M. McCarthy	31,675
Jan A. Miller	31,325
Helen F. Peters	30,675
R. David Rosato	34,750

$618,425

        Directors may elect to defer the receipt of meeting fees pursuant to the Bank's Thrift BEP. Please see discussion of Retirement and Deferred Compensation Plans above. In accordance with Finance Agency regulations and the FHLBank Act, the Bank has adopted a policy governing the payment or reimbursement of certain expenses incurred by members of the Bank's board of directors. Such paid and reimbursed board of director expenses aggregated to $426,000 for the year ended December 31, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Bank is a cooperative, its members or former members own all of the outstanding capital stock of the Bank, and the directors of the Bank are elected by and a majority are from the Bank's membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. See Item 4—Submission of Matters to a Vote of Security Holders and Item 10—Directors, Executive Officers, and Corporate Governance for additional information on the election of the Bank's directors. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

        The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

        Member institutions, including affiliated institutions under common control of a single holding company, holding five percent or more of the outstanding capital stock of the Bank as of February 28, 2009, are noted in the following table.

Members Holding Five Percent or More of
Outstanding Capital Stock
(dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A.	$1,082,548	29.36%
111 Westminster Street Providence, Rhode Island 02903
RBS Citizens, N.A.	515,748	13.99
One Citizens Plaza Providence, Rhode Island 02903

        Additionally, due to the fact that a majority of the board of directors of the Bank is elected from the membership of the Bank, these elected directors serve as officers or directors of member institutions that own the Bank's capital stock. The following table provides capital stock outstanding to member institutions whose officers or directors were serving as directors of the Bank as of February 28, 2009 (dollars in thousands):

Member Name and Address	Capital Stock	Percent of Total Capital Stock
RBS Citizens, N.A.	$515,748	13.99%
One Citizens Plaza Providence, Rhode Island 02903
People's United Bank	31,130	0.84
850 Main Street Bridgeport, Connecticut 06604
Middlesex Savings Bank	18,215	0.49
6 Main Street Natick, Massachusetts 01760
Wainwright Bank & Trust Company	12,081	0.33
63 Franklin Street Boston, Massachusetts 02110
South Shore Savings Bank	11,072	0.30
1530 Main Street South Weymouth, Massachusetts 02190
Androscoggin Savings Bank	6,884	0.19
30 Lisbon Street Lewiston, Maine 04240
Mascoma Savings Bank, FSB	6,544	0.18
67 North Park Street Lebanon, New Hampshire 03766
Newport Federal Savings Bank	5,730	0.16
100 Bellevue Avenue Newport, Rhode Island 02840
The Savings Bank Life Insurance Company of Massachusetts	5,578	0.15
1 Linscott Road Woburn, Massachusetts 01801
Passumpsic Savings Bank	3,793	0.10
124 Railroad Street St. Johnsbury, Vermont 05819
Northwest Community Bank*	3,633	0.10
86 Main Street Winsted, Connecticut 06098
Litchfield Bancorp*	2,679	0.07
294 West Street Litchfield, Connecticut 06759

Total stock ownership by members whose officers or directors serve as directors of the Bank	$623,087	16.90%

    *
    Northwest Community Bank and Litchfield Bancorp are subsidiaries of the same holding company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

        The Bank is structured as a cooperative association. As such, capital stock ownership in the Bank is a prerequisite to transacting any member business with the Bank. Our members and certain former members or their successors own all of the stock of the Bank, the majority of the directors of the Bank are elected by and from the membership, and the Bank conducts its advances and mortgage-loan business almost exclusively with members. Therefore, in the normal course of business, the Bank extends credit to members whose officers and directors may serve as directors of the Bank, as well as to members who hold five percent or more of our capital stock. It is the Bank's policy that such extensions of credit are effected on market terms that are no more favorable to a member than the terms of comparable transactions with other members. In addition, the Bank may purchase short-term investments, federal funds, and MBS from, and enter into interest-rate-exchange agreements with, members or their affiliates whose officers or directors serve as directors of the Bank, as well as from members or their affiliates who hold five percent or more of our capital stock. All such purchase transactions are effected at the then-current market rate and all MBS are purchased through securities brokers or dealers, also at the then-current market rate.

        For the year ended December 31, 2008, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

Director Independence

General

        The board of directors of the Bank is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of the Bank's Audit Committee. Second, SEC rules require that the Bank's board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

        As of the date of this report, the Bank's board of directors is comprised of 10 member directors and six independent directors, each of whom are elected by the Bank's member institutions as discussed in Item 4—Submission of Matters to a Vote of Security Holders, and Item 10—Directors, Executive Officers, and Corporate Governance. None of the Bank's directors is an "inside" director. That is, none of the Bank's directors is a Bank employee or officer. Further, the Bank's directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with the Bank from time to time in the ordinary course of the Bank's business.

Finance Agency Regulations Regarding Independence

        The Finance Agency regulations on director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the Finance Agency's regulations on these independence standards. As of March 20, 2009 each of the Bank's directors who serve on the Audit Committee was independent under these criteria.

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

        After applying the NYSE independence standards, the board determined that, as of March 20, 2009, with the exception of John T. Eller, the Bank's independent directors are independent, including Andrew J. Calamare, Joan Carty, Patrick E. Clancy, John H. Goldsmith, and Jay F. Malcynsky. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

        It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director's institution at a specific time.

        The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current member directors on the Bank's Audit Committee, including Stephen F. Christy, Kevin M. McCarthy, R. David Rosato, and Jan A. Miller, ex officio, are independent under the NYSE standards for audit committee members. The board determined that both of the independent Directors on the Bank's Audit Committee Andrew J. Calamare and Patrick E. Clancy, are independent under the NYSE independence standards for audit committee members. The board also determined that Director R. David Rosato is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 20, 2009, is not independent under NYSE standards. As stated above, the board determined that each director on the audit committee is independent under the Finance Agency's standards applicable to the Bank's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Bank's financial statements for 2008 and 2007, as well as the fees billed by PricewaterhouseCoopers LLP for audit-related services rendered by PricewaterhouseCoopers to us during 2008 and 2007.

Audit Fees
(dollars in thousands)

	Year Ended December 31,
	2008	2007
Audit fees(1)	$1,194	$997
Audit-related fees(2)	28	72
All other fees(3)	77	15
Tax fees	—	—

Total	$1,299	$1,084

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)    Financial Statements

        The Bank's financial statements are set forth under Item 8—Financial Statements and Supplementary Data of this report on Form 10-K.

b)    Financial Statement Schedules

        None.

c)     Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
4	Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 4 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated as of October 1, 1997*	Exhibit 10.1 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated as of October 1, 1997*	Exhibit 10.1.1 to our 2007 Form 10-K filed with the Commission on March 20, 2008
10.1.2	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated on July 25, 2008 effective January 1, 2008*	Exhibit 10.2.4 to our Third Quarter 2008 Form 10-Q/A filed with the Commission on December 17, 2008
10.1.3	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated on December 30, 2008 effective January 1, 2009*	Filed within this Form 10-K
10.1.4	United States Department of the Treasury Lending Agreement, dated September 9, 2008	Exhibit 10.1 to our Third Quarter 2008 Form 10-Q filed with the Commission on November 12, 2008

Number	Exhibit Description	Reference
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on July 19, 2007 effective January 1, 2008*	Exhibit 10.2.2 to our 2007 Form 10-K filed with the Commission on March 20, 2008
10.2.2	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on July 18, 2008 effective January 1, 2008*	Exhibit 10.2.3 to our Third Quarter 2008 Form 10-Q/A filed with the Commission on December 17, 2008
10.2.3	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008 effective January 1, 2009*	Filed within this Form 10-K
10.3.1	The Federal Home Loan Bank of Boston 2007 Executive Incentive Plan, revised as of May 18, 2007*	Exhibit 99.1 to Form 8-K filed with the Commission on May 24, 2007
10.3.2	The Federal Home Loan Bank of Boston 2008 Executive Incentive Plan *	Exhibit 10.3.3 to our 2007 Form 10-K filed with the Commission on March 20, 2008
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston	Exhibit 10.4 to our Registration Statement on Form 10 filed with the Commission on October 31, 2005
10.5	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the Commission on November 9, 2007
10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to Form 8-K filed with the Commission on June 23, 2006
10.7	The Federal Home Loan Bank of Boston 2007 Director Compensation Policy*	Exhibit 10.7 to our 2006 Form 10-K filed with the Commission on March 23, 2007
10.7.1	The Federal Home Loan Bank of Boston 2008 Director Compensation Policy*	Exhibit 10.7.1 to our 2007 Form 10-K filed with the Commission on March 20, 2008
10.7.2	Federal Home Loan Bank of Boston 2008 Director Compensation Plan revised as of October 17, 2008*	Exhibit 10.2 to our Third Quarter 2008 Form 10-Q filed with the Commission on November 12, 2008
10.7.3	Federal Home Loan Bank of Boston 2008 Director Compensation Plan revised as of December 12, 2008*	Filed within this Form 10-K
10.7.4	The Federal Home Loan Bank of Boston 2009 Director Compensation Policy*	Filed within this Form 10-K

Number	Exhibit Description	Reference
10.8	Severance Agreement and General Release between Michael A. Jessee and the Federal Home Loan Bank of Boston dated December 31, 2008*	Filed within this Form 10-K
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
April 10, 2009	By:	/s/ MICHAEL A. JESSEE Michael A. Jessee President and Chief Executive Officer
April 10, 2009	By:	/s/ FRANK NITKIEWICZ Frank Nitkiewicz Executive Vice President and Chief Financial Officer
April 10, 2009	By:	/s/ EARL W. BAUCOM Earl W. Baucom Senior Vice President and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2009	By:	/s/ ANDREW J. CALAMARE Andrew J. Calamare Director
April 10, 2009	By:	/s/ JOAN CARTY Joan Carty Director
April 10, 2009	By:	/s/ STEPHEN F. CHRISTY Stephen F. Christy Director
April 10, 2009	By:	/s/ PATRICK E. CLANCY Patrick E. Clancy Director
April 10, 2009	By:	/s/ STEVEN A. CLOSSON Steven A. Closson Director

April 10, 2009	By:	/s/ ARTHUR R. CONNELLY Arthur R. Connelly Director
April 10, 2009	By:	/s/ PETER F. CROSBY Peter F. Crosby Director
April 10, 2009	By:	/s/ JOHN T. ELLER John T. Eller Director
April 10, 2009	By:	/s/ JOHN H. GOLDSMITH John H. Goldsmith Director
April 10, 2009	By:	/s/ A. JAMES LAVOIE A. James Lavoie Director
April 10, 2009	By:	/s/ MARK E. MACOMBER Mark E. Macomber Director
April 10, 2009	By:	/s/ JAY F. MALCYNSKY Jay F. Malcynsky Director
April 10, 2009	By:	/s/ KEVIN M. MCCARTHY Kevin M. McCarthy Director
April 10, 2009	By:	/s/ JAN A. MILLER Jan A. Miller Director
April 10, 2009	By:	/s/ EDWARD T. NOVAKOFF Edward T. Novakoff Director
April 10, 2009	By:	/s/ R. DAVID ROSATO R. David Rosato Director

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

        Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2008, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2008, the Bank's internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

        Additionally, the Bank's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ MICHAEL A. JESSEE Michael A. Jessee President and Chief Executive Officer	/s/ FRANK NITKIEWICZ Frank Nitkiewicz Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Boston:

        In our opinion, the accompanying statement of condition and the related statements of income, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

April 10, 2009

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$5,735	$6,823
Interest-bearing deposits	3,279,075	50
Securities purchased under agreements to resell	2,500,000	500,000
Federal funds sold	2,540,000	2,908,000
Investments:
Trading securities	63,196	112,869
Available-for-sale securities—includes $143,624 and $88,844 pledged as collateral in 2008 and 2007, respectively that may be repledged	1,214,404	1,063,759
Held-to-maturity securities includes $170,436 pledged as collateral in 2008 that may be repledged(a)	9,268,224	13,277,881
Advances	56,926,267	55,679,740
Mortgage loans held for portfolio, net of allowance for credit losses of $350 and $125 at December 31, 2008 and 2007, respectively	4,153,537	4,091,314
Accrued interest receivable	288,753	457,407
Resolution Funding Corporation (REFCorp) prepaid assessment	40,236	—
Premises, software, and equipment, net	5,841	6,349
Derivative assets	28,935	67,047
Other assets	38,964	29,099

Total Assets	$80,353,167	$78,200,338

LIABILITIES
Deposits:
Interest-bearing	$600,481	$707,056
Non-interest-bearing	10,589	6,070

Total deposits	611,070	713,126

Consolidated obligations, net:
Bonds	32,254,002	30,421,987
Discount notes	42,472,266	42,988,169

Total consolidated obligations, net	74,726,268	73,410,156

Mandatorily redeemable capital stock	93,406	31,808
Accrued interest payable	258,530	280,452
Affordable Housing Program (AHP)	34,815	48,451
Payable to REFCorp	—	16,318
Derivative liabilities	1,173,794	286,789
Other liabilities	25,059	25,724

Total liabilities	76,922,942	74,812,824

Commitments and contingencies (Note 19)
CAPITAL
Capital stock—Class B—putable ($100 par value), 35,847 shares and 31,638 shares issued and outstanding at December 31, 2008 and 2007, respectively	3,584,720	3,163,793
(Accumulated deficit) retained earnings	(19,749)	225,922
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(130,480)	(89)
Net unrealized (loss) gain relating to hedging activities	(379)	558
Pension and postretirement benefits	(3,887)	(2,670)

Total capital	3,430,225	3,387,514

Total Liabilities and Capital	$80,353,167	$78,200,338

(a)
Fair values of held-to-maturity securities were $7,584,782 and $13,117,631 at December 31, 2008 and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Advances	$1,979,653	$2,304,104	$1,990,430
Prepayment fees on advances, net	4,694	2,975	909
Interest-bearing deposits	178	3	2
Securities purchased under agreements to resell	12,035	59,496	66,307
Federal funds sold	34,593	204,688	160,109
Investments:
Trading securities	4,843	7,598	10,708
Available-for-sale securities	31,693	46,909	45,152
Held-to-maturity securities	439,750	519,329	450,313
Prepayment fees on investments	3,884	3,058	4,232
Mortgage loans held for portfolio	208,841	217,675	237,602
Other	—	12	9

Total interest income	2,720,164	3,365,847	2,965,773

INTEREST EXPENSE
Consolidated obligations:
Bonds	1,214,031	1,730,553	1,457,402
Discount notes	1,154,405	1,280,158	1,177,028
Deposits	17,171	40,984	27,889
Mandatorily redeemable capital stock	1,189	1,400	841
Other borrowings	701	306	425

Total interest expense	2,387,497	3,053,401	2,663,585

NET INTEREST INCOME	332,667	312,446	302,188

Provision for credit losses	225	(9)	(1,704)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	332,442	312,455	303,892

OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(2,699)	(641)	(215)
Service fees	4,564	4,336	3,116
Net unrealized losses on trading securities	(937)	(267)	(1,626)
Net (losses) gains on derivatives and hedging activities	(11,145)	7,615	10,540
Realized loss from sale of available-for-sale securities	(80)	—	—
Realized loss from sale of held-to-maturity securities	(52)	—	—
Realized loss on held-to-maturity securities	(381,745)	—	—
Other	134	94	(65)

Total other (loss) income	(391,960)	11,137	11,750

OTHER EXPENSE
Operating	50,657	48,501	44,563
Finance Board, Finance Agency and Office of Finance	4,534	4,035	3,340
Other	1,117	1,082	1,152

Total other expense	56,308	53,618	49,055

(LOSS) INCOME BEFORE ASSESSMENTS	(115,826)	269,974	266,587

AHP	—	22,182	21,848
REFCorp	—	49,558	48,948

Total assessments	—	71,740	70,796

NET (LOSS) INCOME	$(115,826)	$198,234	$195,791

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(dollars and shares in thousands)

	Capital Stock Class B—Putable
				Accumulated Other Comprehensive Income (Loss)
			Retained Earnings		Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2005	25,311	$2,531,145	$135,086	$11,518	$2,677,749
Proceeds from sale of capital stock	5,401	540,097			540,097
Repurchase/redemption of capital stock	(7,218)	(721,797)			(721,797)
Reclassification of shares to mandatorily redeemable capital stock	(69)	(6,928)			(6,928)
Comprehensive income:
Net income			195,791		195,791
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(5,214)	(5,214)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,887)	(1,887)
Minimum pension liability adjustment				104	104

Total comprehensive income					188,794
Adjustment to initially apply SFAS 158				(1,828)	(1,828)
Cash dividends on capital stock (5.51%)			(143,573)		(143,573)

BALANCE, DECEMBER 31, 2006	23,425	2,342,517	187,304	2,693	2,532,514
Proceeds from sale of capital stock	11,304	1,130,352			1,130,352
Repurchase/redemption of capital stock	(2,730)	(273,005)			(273,005)
Reclassification of shares to mandatorily redeemable capital stock	(361)	(36,071)			(36,071)
Comprehensive income:
Net income			198,234		198,234
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(3,379)	(3,379)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,326)	(1,326)
Pension and postretirement benefits				(189)	(189)

Total comprehensive income					193,340

Cash dividends on capital stock (6.62%)			(159,616)		(159,616)

BALANCE, DECEMBER 31, 2007	31,638	3,163,793	225,922	(2,201)	3,387,514
Proceeds from sale of capital stock	9,646	964,587			964,587
Repurchase/redemption of capital stock	(4,557)	(455,641)			(455,641)
Reclassification of shares to mandatorily redeemable capital stock	(880)	(88,019)			(88,019)
Comprehensive loss:
Net loss			(115,826)		(115,826)
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(130,471)	(130,471)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(937)	(937)
Pension and postretirement benefits				(1,217)	(1,217)

Total comprehensive loss					(248,371)

Cash dividends on capital stock (3.86%)			(129,845)		(129,845)

BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(115,826)	$198,234	$195,791
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(216,091)	290,488	100,109
Provision for credit losses on mortgage loans	225	(9)	(1,704)
Change in net fair-value adjustments on derivatives and hedging activities	(9,122)	(7,973)	(13,827)
Realized loss on held-to-maturity securities	381,745	—	—
Other adjustments	2,564	529	287
Realized loss from sale of available-for-sale securities	80	—	—
Realized loss from sale of held-to-maturity securities	52	—	—
Net change in:
Market value of trading securities	937	267	1,626
Accrued interest receivable	168,654	(243,473)	(23,878)
Other assets	(7,552)	(3,108)	2,298
Net derivative accrued interest	128,781	5,493	(87,578)
Accrued interest payable	(22,151)	(76,913)	81,173
Other liabilities	(71,655)	13,813	12,475

Total adjustments	356,467	(20,886)	70,981

Net cash provided by operating activities	240,641	177,348	266,772

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(3,279,025)	—	—
Securities purchased under agreements to resell	(2,000,000)	2,750,000	(3,250,000)
Federal funds sold	368,000	(301,500)	2,168,500
Premises, software, and equipment	(1,463)	(1,911)	(2,118)
Trading securities:
Proceeds	48,735	38,226	63,590
Available-for-sale securities:
Proceeds from maturity	30,558	54,725	—
Proceeds from sales	41,512	—	—
Purchases	(91,666)	(97,332)	—
Held-to-maturity securities:
Net decrease (increase) in short-term	4,765,000	(4,390,000)	1,190,000
Proceeds from maturity	2,287,669	2,382,271	2,460,358
Proceeds from sales	5,648	—	—
Purchases	(3,437,748)	(3,024,498)	(3,440,239)
Advances to members:
Proceeds	955,149,820	725,395,321	695,115,410
Disbursements	(955,594,963)	(743,421,441)	(694,424,672)
Mortgage loans held for portfolio:
Proceeds	546,766	574,547	636,639
Purchases	(622,230)	(174,408)	(260,773)
Proceeds from sale of foreclosed assets	5,472	3,764	874

Net cash (used in) provided by investing activities	(1,777,915)	(20,212,236)	257,569

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
FINANCING ACTIVITIES
Net change in deposits	(118,882)	(350,540)	522,664
Net proceeds on derivative contracts with a financing element	35,062	—	—
Net proceeds from issuance of consolidated obligations:
Discount notes	1,221,133,927	1,091,339,247	729,038,937
Bonds	23,756,634	24,816,651	17,116,107
Bonds transferred from other FHLBanks	—	—	19,872
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,221,517,211)	(1,066,286,091)	(735,686,223)
Bonds	(22,106,023)	(30,166,647)	(11,179,053)
Proceeds from issuance of capital stock	964,587	1,130,352	540,097
Payments for redemption of mandatorily redeemable capital stock	(26,421)	(16,617)	(2,870)
Payments for repurchase/redemption of capital stock	(455,641)	(273,005)	(721,797)
Cash dividends paid	(129,846)	(159,836)	(173,561)

Net cash provided by (used in) financing activities	1,536,186	20,033,514	(525,827)

Net decrease in cash and cash equivalents	(1,088)	(1,374)	(1,486)
Cash and cash equivalents at beginning of the year	6,823	8,197	9,683

Cash and cash equivalents at yearend	$5,735	$6,823	$8,197

Supplemental disclosures:
Interest paid	$2,553,254	$2,851,474	$2,583,601

AHP payments	$11,400	$13,410	$11,142

REFCorp assessments paid	$56,554	$46,516	$49,038

Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$7,601	$4,735	$1,949

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

Background Information

        The Federal Home Loan Bank of Boston (the Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (the FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, competitively-priced source of funds to its member institutions and housing associates located within the six New England states which are Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, and Connecticut. Certain regulated financial institutions and insurance companies with their principal places of business in the New England states and engaged in residential housing finance may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. The Bank is a cooperative; current and former members own all of the outstanding capital stock of the Bank and may receive dividends on their investment. The Bank does not have any wholly or partially owned subsidiaries, and the Bank does not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership.

        All members must purchase stock in the Bank as a condition of membership, as well as a condition of engaging in certain business activities with the Bank. Capital stock of former members will remain outstanding as long as business activities with those former members exists. See Note 15—Capital for a complete description of the capital-stock-purchase requirements. As a result of these requirements, the Bank conducts business with related parties on a regular basis. The Bank considers related parties to be those members with capital stock outstanding in excess of 10 percent of the Bank's total capital stock outstanding. See Note 20—Transactions with Related Parties and Other FHLBanks for additional information related to transactions with related parties.

        The Federal Housing Finance Board (the Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks' Office of Finance (Office of Finance) through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (HERA), the Federal Housing Finance Agency (the Finance Agency) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. All existing regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded.

        The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations (COs) and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Agency's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency is responsible for ensuring that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the HERA and the authorizing statutes, and each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the HERA and the authorizing statutes and the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBanks do not have any special-purpose entities or any other type of off-balance sheet conduits.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

        As provided by the Federal Home Loan Bank Act of 1932 (the FHLBank Act), as amended, and applicable regulations, COs are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock—which is owned by the FHLBanks' current and former members—provide other funds. Each FHLBank primarily uses these funds to provide advances to members and also to fund other investments used for liquidity and leverage management. Certain FHLBanks also use these funds to purchase mortgage loans from members. In addition, some FHLBanks offer their member institutions correspondent services, such as wire transfer, security safekeeping and settlement services.

Note 1—Summary of Significant Accounting Policies

        Use of Estimates.    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates which include but are not limited to, fair value estimates, other-than-temporary impairment analysis, the allowance for loan losses, and deferred premium/discounts associated with prepayable assets. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

        Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold.    These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financings.

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

        The Bank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments is recorded in accumulated other comprehensive income as a net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive income as net unrealized loss on available-for-sale securities.

        The Bank carries, at cost, certain investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments and amortization of premiums and accretion of discounts using the level-yield method.

        The Bank also invests in certain certificates of deposit (CDs) that meet the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and are recorded as held-to-maturity.

        Under SFAS 115, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

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

        The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other (loss) income.

        Investment securities issued by government-sponsored enterprises (GSEs) and U.S. government corporations are not guaranteed by the U.S. government.

        The Bank evaluates its individual available-for-sale and held-to-maturity investment securities holdings for other-than-temporary impairment on at least a quarterly basis. The evaluation is based on an assessment of whether it is probable that the Bank will collect all of the contractual amounts due and the Bank's intent and ability to hold the securities until recovery of any unrealized losses. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security including structural credit protections such as subordination of other classes of investors, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO® credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations, and the security's performance. If the Bank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment security is written down to fair value (its new cost basis), any deferred amounts related to the investment security are written off, and a realized loss is recognized in non-interest income. The Bank will accrete into interest income, the portion of the amounts we expect to recover that exceeds the cost basis of the security over the remaining life of the

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

investment security based on the amount and timing of future expected cash flows. In subsequent periods, if the fair value of an investment security has further declined below its then-current carrying value and there has been a decrease in the estimated cash flows the Bank expects to receive, then the Bank will review the security for further impairment charges.

        When there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the statement of income as realized loss on held-to-maturity securities. The Bank recognized an other-than-temporary impairment loss of $381.7 million during 2008 related to private-label MBS in the held-to-maturity portfolio. The Bank did not experience any other-than-temporary impairment in value of investments during 2007 or 2006. See Note 7—Held-to-Maturity Securities for more information.

        Advances.    The Bank reports advances (loans to members or housing associates), net of premiums and discounts, as discussed in Note 8—Advances. The Bank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. The Bank records interest on advances to income as earned. In accordance with the requirements of the FHLBank Act, the Bank obtains eligible collateral on advances sufficient to protect it from losses. The FHLBank Act generally limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real-estate-related assets. However, as Note 8—Advances more fully describes, Community Financial Institutions (CFIs) which were redefined by the HERA to also include community development activities, are eligible to utilize expanded statutory collateral rules. The Bank has not incurred any credit losses on advances since its inception. Based upon management's analysis of the credit standing of its members and the collateral held as security for its advances and the repayment history of the Bank's advances, management believes that an allowance for credit losses on advances is unnecessary at December 31, 2008.

        Mortgage Loans Held for Portfolio.    The Bank participates in the Mortgage Partnership Finance® (MPF®) program under which the Bank invests in government mortgage loans that are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) and conventional residential fixed-rate mortgage loans that are purchased from participating members (see Note 9—Mortgage Loans). The Bank manages the liquidity, interest-rate, and options risks of the loans, while the participating member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the loans, with the Bank assuming the first-loss obligation limited by the first-loss account (FLA), and the member or a third-party insurer assuming credit losses in excess of the FLA (that is, the second-loss credit enhancement), up to the amount of the credit-enhancement obligation as specified in the master agreement. All losses in excess of the second-loss credit enhancement are assumed by the Bank.

        The Bank's investments in MPF loans are held for portfolio and, accordingly, the Bank reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank has the intent and ability to hold these mortgage loans to maturity.

        Each of the Bank's members selling MPF loans, referred to as participating financial institution's (PFI's) has a credit-enhancement obligation (CE amount) that arises under its PFI agreement and the amount and nature of the obligation are determined with respect to each master commitment. Under

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

the Acquired Member Asset regulation (12 C.F.R. §955) (the AMA regulation) the PFI must "bear the economic consequences" of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI's credit-enhancement protection may take the form of the CE amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for a supplemental mortgage insurance (SMI) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit-enhancement fee (CE fee) whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA regulation, any portion of the CE amount that is a PFI's direct liability must be collateralized by the PFI in the same way that advances from the Bank are collateralized. The PFI agreement provides that the PFI's obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI's obligations. PFIs are paid a CE fee as an incentive to minimize credit losses, to share in the risk of loss on MPF loans, and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE amount may vary depending on the MPF product alternatives selected. CE fees are recorded as an offset to mortgage-loan-interest income. The Bank also pays performance-based CE fees, which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed performance-based CE fees accrued, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.

        The Bank's REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is initially recorded as other assets in the statements of condition and is carried at the lower of cost or fair value less estimated selling costs. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, the Bank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income.

        Mortgage-Loan Participations.    The Bank has sold participations in mortgage loans acquired under the MPF program to the FHLBank of Chicago. Under certain master commitments, the Bank entered into a participation arrangement with the FHLBank of Chicago that specified an agreed upon ownership percentage for the mortgage loans that were acquired from participating members under the master commitment and related delivery commitments. Funding of mortgage loans under these master commitments ended in April 2006. The Bank and the FHLBank of Chicago both share in the pro rata purchase amounts for each respective loan acquired from the participating member; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of CE fees and credit losses; and each may hedge its share of the delivery commitments. These participations to the FHLBank of Chicago were transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations were accounted for as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140).

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The Bank computes the amortization of mortgage-loan-origination fees (premiums and discounts) paid to and received from the Bank's PFIs as interest income using the level-yield method over the contractual term to maturity of each individual loan, which results in income recognition in a manner that is effectively proportionate to the actual repayment behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

        The Bank records CE fees paid to PFIs as a reduction to mortgage-loan-interest income. The Bank may receive and record other non-origination fees, such as delivery-commitment-extension fees, pair-off fees, and price adjustment fees, in other income. Delivery-commitment-extension fees are charged when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than 95 percent (that is, under-delivery) of the delivery-commitment amount. Price adjustment fees are received when the amount funded is greater than 105 percent (that is, over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the loan basis.

        The Bank places certain conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. Government-insured and guaranteed loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee of the loan, and (2) the contractual obligation of the loan servicer.

        The Bank purchases both conventional mortgage loans and government insured or guaranteed mortgage loans under the MPF program. FHA/VA/RHS/HUD loans are government insured or guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by secondary mortgage insurance purchased by the member. The credit enhancement is the PFI's potential loss in the second-loss position. It absorbs a percentage of realized losses prior to the Bank having to incur an additional credit loss in the third-loss position.

        The estimation methodology used for the allowance for loan losses considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank's conventional loan pools is based on an analysis of the migration of the Bank's delinquent loans to default since the inception of the MPF program. The Bank then analyzes the probable loss severity on that portion of the delinquent loans that the migration analysis indicates will default within one year. The combination of these factors represents the estimated losses from conventional MPF loans. The Bank then applies the risk-mitigating features of the MPF program to the estimated loss. The allowance is derived from the estimated loss on defaulting MPF loans, net of the risk-mitigating features of the MPF program. The allowance also includes an uncertainty factor. The uncertainty factor

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

is necessary due to the fact that the migration figures used by the Bank to estimate the amount of defaulting loans are from a period characterized by very strong performance in GSE-conforming residential mortgage loan portfolios, such as the MPF portfolio and the inherent uncertainty associated with using past performance to predict future events. The Bank notes that it is probable that the migration rates for delinquent loans may be worse in the future than the Bank's experience to date with the MPF portfolio indicates.

        At December 31, 2008 and 2007, the allowance for loan losses on the conventional mortgage-loan portfolio was $350,000 and $125,000, respectively. The allowance reflects the Bank's estimate of probable incurred losses inherent in the MPF portfolio.

        Premises, Software, and Equipment.    The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment was $13.4 million and $11.6 million at December 31, 2008 and 2007, respectively. The Bank computes depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. The Bank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $2.0 million, $1.9 million, and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized gain (loss) on disposal of premises, software, and equipment for the years ended December 31, 2008 and 2006 was $2,000 and ($11,000), respectively. There were no realized gains or losses on disposal of premises, software, and equipment in 2007.

        The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. At both December 31, 2008 and 2007, the Bank had $2.7 million in unamortized computer software costs. Amortization of computer software costs charged to expense was $1.2 million, $1.0 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        Derivatives.    Accounting for derivatives is addressed in the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the statement of condition at their fair values. Due to the application of the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), derivative assets and derivative liabilities reported on the statement of condition include the net cash collateral and accrued interest from counterparties. See Note 2—Accounting Adjustments and Recently Issued Accounting Standards for more information on the effect of adopting FSP FIN 39-1.

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

        Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as net (losses) gains on derivatives and hedging activities.

        Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

        For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as net (losses) gains on derivatives and hedging activities.

        An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank's risk management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income as net (losses) gains on derivatives and hedging activities with no offsetting fair-value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows.

        The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income as net (losses) gains on derivatives and hedging activities.

        The differentials between accruals of interest receivables and payables on derivatives designated as fair-value or cash-flow hedges are recognized as adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

members and other economic hedges are recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net (losses) gains on derivatives and hedging activities.

        The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. The Bank has determined that all embedded derivatives in currently outstanding transactions as of December 31, 2008, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading under SFAS 115, as well as hybrid financial instruments accounted for under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 [SFAS 155]), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument.

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

        When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, the Bank continues to carry the derivative on the statement of condition at its fair value and amortizes the cumulative other comprehensive income adjustment to earnings when earnings are affected by the existing hedged item, which is the original forecasted transaction.

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

        Mandatorily Redeemable Capital Stock.    In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank will reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

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

        In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance by the same member, the Bank applies the guidance provided in Emerging Issues Task Force Issue No. 01-07, Creditor's Accounting for a Modification or Exchange of Debt Instruments (EITF 01-07) and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), and evaluates whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or whether it constitutes a new advance.

        If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance interest income. If the Bank determines that the advance should be treated as a new advance, it records the prepayment fee as prepayment fees on advances, net in the interest income section of the statement of income. If the modified advance is hedged, it is marked to fair value after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net (losses) gains on derivatives and hedging activities in other income.

        For prepaid advances that were hedged and met the hedge-accounting requirements of SFAS 133, the Bank terminates the hedging relationship upon prepayment and records the prepayment fee net of the SFAS 133 hedging fair-value adjustment in the book basis of the advance as prepayment fees on advances, net in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the SFAS 133 hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net (losses) gains on derivatives and hedging activities.

        Commitment Fees.    The Bank records commitment fees for standby letters of credit as a deferred credit when received, and amortizes these fees on a straight-line basis to service-fee income in other income over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

        Concessions on Consolidated Obligations.    The Office of Finance prorates the amounts paid to dealers in connection with the issuance of certain COs to the Bank based upon the percentage of debt issued that is assumed by the Bank. The Bank defers and amortizes these dealer concessions using the

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

level-yield method over the contractual term to maturity of the COs. Unamortized concessions were $9.3 million and $9.2 million at December 31, 2008 and 2007, respectively, and are included in other assets on the statement of condition. Amortization of such concessions is included in CO interest expense and totaled $7.6 million, $6.9 million, and $4.6 million in 2008, 2007, and 2006, respectively.

        Discounts and Premiums on Consolidated Obligations.    The Bank accretes discounts and amortizes premiums on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

        Operating Expenses.    Included in operating expenses are compensation and employee benefits totaling $30.6 million, $30.2 million, and $26.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        Finance Board, Finance Agency and Office of Finance Expenses.    The Bank funded its proportionate share of the costs of operating the Finance Board and fund a portion of the costs of operating the Finance Agency. The Finance Board had allocated its operating and capital expenditures to the FHLBanks based on each FHLBank's percentage of total combined capital through July 29, 2008. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. The Bank must pay an amount equal to one-half of its annual assessment twice each year. The Bank is also assessed for the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based on each FHLBank's percentage of capital stock, percentage of COs issued, and percentage of COs outstanding.

        Affordable Housing Program.    The FHLBank Act requires each FHLBank to establish and fund an AHP based on positive annual net earnings. The Bank charges the required funding for AHP to earnings and establishes a liability, except when annual net earnings are negative in which case there is no requirement to fund an AHP. The AHP funds provide grants to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank also issues AHP advances at interest rates below the customary interest rate for nonsubsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance See Note 13—Affordable Housing Program for more information.

        Resolution Funding Corporation.    Although the Bank is exempt from ordinary federal, state, and local taxation except for local real-estate tax, it is required to make payments to REFCorp. Each FHLBank is required to make quarterly payments equal to 20 percent of net income before REFCorp assessments but after AHP assessments to REFCorp to pay toward interest on bonds issued by REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. The bonds issued by REFCorp have maturity dates ranging from 2019 to 2030. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 14—Resolution Funding Corporation for more information.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Estimated Fair Values.    Some of the Bank's financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses pricing services and internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 18—Estimated Fair Values details the estimated fair values of the Bank's financial instruments.

        Cash Flows.    In the statement of cash flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

        Reclassification.    Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation. In particular, during the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in the statements of condition and income as they meet the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank's history of holding them until maturity. This reclassification had no effect on total assets, net interest income, or net income. The certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the statements of condition and income. As a result of the Bank's reclassification of certificates of deposit during the third quarter of 2008, the statement of condition at December 31, 2007 and the statements of income for the years ended December 31, 2007 and 2006 were revised as follows (dollars in thousands).

	Before Reclassification December 31, 2007	Reclassification	After Reclassification December 31, 2007
Statement of Condition
Interest-bearing deposits	$5,330,050	$(5,330,000)	$50
Held-to-maturity securities	7,947,881	5,330,000	13,277,881

Cumulative effect of reclassification on total assets		$—

	Before Reclassification For the Year Ended December 31, 2007	Reclassification	After Reclassification For the Year Ended December 31, 2007
Statement of Income
Interest-bearing deposits	$113,934	$(113,931)	$3
Held-to-maturity securities	405,398	113,931	519,329

Cumulative effect of reclassification on total interest income		$—

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

	Before Reclassification For the Year Ended December 31, 2006	Reclassification	After Reclassification For the Year Ended December 31, 2006
Statement of Income
Interest-bearing deposits	$84,820	$(84,818)	$2
Held-to-maturity securities	365,495	84,818	450,313

Cumulative effect of reclassification on total interest income		$—

        In addition on January 1, 2008, the Bank adopted FSP FIN 39-1. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application and as a result, the statement of condition at December 31, 2007 was revised as follows (dollars in thousands).

	As Originally Presented	FSP FIN 39-1 Adjustments	Revised
Derivative assets	$117,823	$(50,776)	$67,047
Total assets	78,251,114	(50,776)	78,200,338
Deposits	774,041	(60,915)	713,126
Accrued interest payable	280,687	(235)	280,452
Derivative liabilities	276,415	10,374	286,789
Total liabilities	74,863,600	(50,776)	74,812,824

        For more information related to FSP FIN 39-1, see Note 2—Accounting Adjustments and Recently Issued Accounting Standards.

        Furthermore, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159) amends SFAS No. 95, Statement of Cash Flows (as amended) (SFAS 95), and SFAS 115, to specify that cash flows from trading securities (which include securities for which an entity has elected the fair-value option) should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this statement, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities. On a retroactive basis, beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the statement of cash flows as operating activities. The net decrease in trading securities of $38.5 million for the year ended December 31, 2007, as previously reported, has been reclassified as a net decrease in fair value adjustment on trading securities of $267,000 in the net cash provided by operating activities section and trading securities proceeds of $38.2 million in the net cash used in investing activities section of the statement of cash flows.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Adjustments and Recently Issued Accounting Standards

Accounting Adjustments.

        During the fourth quarter of 2006, the Bank identified and corrected an error in the accounting for certain hedged available-for-sale investment securities. As a result of this error, certain amounts of hedge ineffectiveness had been incorrectly deferred in other comprehensive income rather than being recorded in the income statement each period. The cumulative amount of the error through the end of the third quarter of 2006 was $6.4 million or $4.7 million after assessments. Management has determined that the effect of this error is immaterial to prior periods, and as such, the cumulative effect of this error has been recorded in the income statement during the fourth quarter of 2006. The correction has resulted in an increase of $6.4 million to net (losses) gains on derivatives and hedging activities in other income.

Recently Issued Accounting Standards and Interpretations.

        SFAS No. 157, Fair Value Measurements (SFAS 157). Effective January 1, 2008, the Bank adopted SFAS 157 . SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair-value measurements. SFAS 157 defines "fair value" as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The effect of adopting SFAS 157 was immaterial to the Bank's financial condition at January 1, 2008. For additional information on the fair value of certain financial assets and financial liabilities, see Note 18—Estimated Fair Values.

        FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3). On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies, but does not change, the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

  •
  A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

  •
  In determining a financial asset's fair value, use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

  •
  Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

        FSP FAS 157-3 was effective upon issuance and has retroactive application for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application will be accounted for as a change in accounting estimate consistent with FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). The disclosure provisions of SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Bank's adoption of FSP FAS 157-3 upon its issuance on October 10, 2008, did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Adjustments and Recently Issued Accounting Standards (Continued)

        SFAS 159. On February 15, 2007, the FASB issued SFAS 159 which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to display separately the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the statement of condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. Upon the adoption of SFAS 159 on January 1, 2008, the Bank did not elect to record any additional financial assets and liabilities at fair value. For additional information on the fair value of certain financial assets and liabilities, see Note 18—Estimated Fair Values.

        FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). On April 30, 2007, FASB issued FSP FIN 39-1which permits an entity to offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master-netting arrangement that are not eligible to be offset. See Note 1—Summary of Significant Accounting Policies for the revised statement of condition as of December 31, 2007 as a result of the Bank's adoption and retrospective application of FSP FIN 39-1.

        Derivatives Implementation Group (DIG) Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG Issue E23). On December 20, 2007, the FASB issued DIG Issue E23 which amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. The Bank's adoption of DIG Issue E23 at January 1, 2008, did not have a material effect on its financial condition, results of operations, or cash flows.

        SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS 161). On March 19, 2008, the FASB issued SFAS 161 which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entities' financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009, for the Bank), with early adoption allowed. The adoption of SFAS 161 is not expected to have a material effect on the Bank's financial statement disclosures.

        EITF Issue No. 08-5.    On September 24, 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 08-5, Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). The objective of EITF 08-5 is to determine the issuer's unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009, for the Bank). The Bank does not believe the adoption of EITF 08-5 will have a material effect on its financial condition, results of operations, or cash flows.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Adjustments and Recently Issued Accounting Standards (Continued)

        FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4 which amends SFAS 133 and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 also amends FAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair-value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amends FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. While the Bank does not currently enter into credit derivatives, it does however have guarantees, the FHLBanks' joint and several liability on COs, and letters of credit. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material effect on the Bank's financial statement disclosures. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008, for the Bank). Additionally, FSP FAS 133-1 and FIN 45-4 clarify that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009, for the Bank).

        FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). On January 12, 2009, the FASB issued FSP EITF 99-20-1 which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20) to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008, for the Bank). The Bank's adoption of FSP EITF 99-20-1 at December 31, 2008 did not have a material effect on its financial condition, results of operations or cash flows.

        FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted (January 1, 2009 if the Bank early

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Adjustments and Recently Issued Accounting Standards (Continued)

adopts). An entity early adopting this FSP must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP FAS 115-2 and FAS 124-2 could have a material effect on the Bank's results of operations to the extent that the Bank has material other-than-temporary impairment charges in the future.

        The Bank is currently evaluating whether or not the FSP will be adopted in the first quarter or second quarter of 2009. If the FSP is adopted in the first quarter of 2009, a cumulative effect adjustment will be recorded to the opening balance of (accumulated deficit) retained earnings and accumulated other comprehensive income as of January 1, 2009, which we estimate would have the following effect:

Impact of Adopting FSP FAS 115-2 and FAS 124-2
As of January 1, 2009
(dollars in thousands)

	Amount prior to Adoption	Effect of Adoption	Amount after Adoption
CAPITAL
Capital stock—Class B—putable ($100 par value), 35,847 shares and 31,638 shares issued and outstanding at December 31, 2008 and 2007, respectively	$3,584,720	$—	$3,584,720
(Accumulated deficit) retained earnings	(19,749)	351,408	331,659
Accumulated other comprehensive loss:
Net unrealized loss on held-to-maturity securities	—	(351,408)	(351,408)
Net unrealized loss on available-for-sale securities	(130,480)	—	(130,480)
Net unrealized loss relating to hedging activities	(379)	—	(379)
Pension and postretirement benefits	(3,887)	—	(3,887)

Total Capital	$3,430,225	$—	$3,430,225

        FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). On April 9, 2009, FASB issued FSP FAS 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, Fair Value Measurements. The FSP will be applied prospectively and retrospective application will not be permitted. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Bank has not yet determined the impact of adopting FSP FAS 157-4, and is currently evaluating whether FSP FAS 157-4 will be adopted in the first quarter or second quarter of 2009.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Adjustments and Recently Issued Accounting Standards (Continued)

        FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). On April 9, 2009, FASB issued FSP FAS 107-1 and APB 28-1 which will amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The FSP will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The FSP would apply to all financial instruments within the scope of Statement 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Bank's financial statement disclosures.

Note 3—Cash and Due from Banks

        Cash Balances.    The Bank maintains collected cash balances with various commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2008 and 2007, were approximately $503,000 and $899,000, respectively.

        Restricted Balances.    In addition, the Bank maintained average required balances with the Federal Reserve Bank of Boston of approximately $5.5 million for the years ended December 31, 2008 and 2007. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

        Pass-Through Deposit Reserves.    The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with the Federal Reserve Bank of Boston would be shown as cash and due from banks on the statement of condition. However, there were no pass-through reserves deposited at December 31, 2008 and 2007.

Note 4—Securities Purchased Under Agreements to Resell

        The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are assets on the statement of condition. The securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank or the dollar value of the resale agreement will be decreased accordingly. The collateral received on securities purchased under agreements to resell has not been sold or repledged by the Bank. Securities purchased under agreements to resell averaged $719.3 million and $1.1 billion during 2008 and 2007, respectively, and the maximum amount outstanding at any month end during 2008 and 2007 was $3.3 billion and $3.0 billion, respectively.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5—Trading Securities

        Major Security Types.    Trading securities as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007
Mortgage-backed securities
U.S. government guaranteed	$26,533	$32,827
Government-sponsored enterprises	36,663	47,754
Other	—	32,288

Total	$63,196	$112,869

        Net losses on trading securities for the years ended December 31, 2008 and 2007, consist of a change in net unrealized holding losses of $937,000 and $267,000 for securities held on December 31, 2008 and 2007, respectively.

        The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 6—Available-for-Sale Securities

        Major Security Types.    Available-for-sale securities as of December 31, 2008, were as follows (dollars in thousands):

			Amounts Recorded in Accumulated Other Comprehensive Income
		SFAS 133 Carrying Value Adjustments
	Amortized Cost		Unrealized Gains	Unrealized Losses	Estimated Fair Value
Supranational banks	$349,865	$152,025	$—	$(42,906)	$458,984
U.S. government corporations	213,308	121,037	—	(58,489)	275,856
Government-sponsored enterprises	113,636	50,842	102	(21,450)	143,130
State or local housing-finance-agency obligations	21,685	—	—	—	21,685

	698,494	323,904	102	(122,845)	899,655
Mortgage-backed securities
Government-sponsored enterprises	296,113	26,373	—	(7,737)	314,749

Total	$994,607	$350,277	$102	$(130,582)	$1,214,404

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

        During the year ended December 31, 2008, the Bank purchased $61.1 million of bonds in its role as the standby-bond purchaser pursuant to certain standby-bond-purchase agreements with a state-housing authority. Of the bonds purchased, $38.8 million were subsequently remarketed by the state housing authority. In accordance with the standby-bond-purchase agreements, the state-housing authority has authorized the remarketing agent to continue to pursue a resale of these bonds to other investors. If the bonds cannot be successfully remarketed after 60 days, the standby-purchase agreements obligate the state-housing authority to repurchase the bonds from the Bank within a term-out period of two years or, if earlier, upon the effective date of any event of default or the relevant commitment expiry date. There were no purchases of bonds under standby-bond-purchase agreements during the year ended December 31, 2007.

        The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2008, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Supranational banks	$410,348	$(38,231)	$48,636	$(4,675)	$458,984	$(42,906)
U.S. government corporations	275,856	(58,489)	—	—	275,856	(58,489)
Government-sponsored enterprises	47,669	(5,433)	70,110	(16,017)	117,779	(21,450)

	733,873	(102,153)	118,746	(20,692)	852,619	(122,845)
Mortgage-backed securities
Government-sponsored enterprises	—	—	314,749	(7,737)	314,749	(7,737)

Total temporarily impaired	$733,873	$(102,153)	$433,495	$(28,429)	$1,167,368	$(130,582)

        Non-Mortgage-Backed Securities.    Management believes that the unrealized losses on non-mortgage-backed securities are the result of the current interest-rate environment, elevated

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

investor yield requirements arising from perceived credit risk, and illiquidity in the credit markets. Investments in government-sponsored enterprise (GSE) securities, specifically debentures issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) were negatively impacted by investor credit concerns during most of the year ended December 31, 2008. However, the Federal Reserve Board's commitment to purchase up to $200.0 billion in GSE debt may provide some support to the Bank's investments in senior debt non-mortgage-backed securities issued by those entities. Management has reviewed these available-for-sale securities and has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        Mortgage-Backed Securities.    Management believes that the unrealized losses on the Bank's investment in mortgage-backed securities (MBS) are the result of the current interest-rate environment, elevated investor yield requirements arising from perceived credit risk, and illiquidity in the credit markets. All of these MBS are issued and guaranteed by a GSE. Investments in GSE-issued MBS, specifically Fannie Mae and Freddie Mac, were impacted by investor credit concerns during most of the year ending December 31, 2008. However, the Federal Reserve Board's commitment to purchase up to $1.25 trillion in GSE-issued MBS may provide some support to the Bank's investments in MBS issued by those entities. Management has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. In addition, for GSE securities, the issuer guarantees the timely payment of principal and interest of these investments. Because the decline in market value is largely attributable to illiquidity in the credit markets and not solely to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Supranational banks	$80,441	$(301)	$—	$—	$80,441	$(301)
Government-sponsored enterprises	—	—	59,665	(581)	59,665	(581)

	80,441	(301)	59,665	(581)	140,106	(882)
Mortgage-backed securities
Government-sponsored enterprises	274,150	(3,599)	—	—	274,150	(3,599)

Total temporarily impaired	$354,591	$(3,900)	$59,665	$(581)	$414,256	$(4,481)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

        Redemption Terms.    The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2008 and 2007, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,995	$25,352	$29,913	$30,315
Due after one year through five years	21,685	21,685	24,984	25,206
Due after five years through 10 years	—	—	—	—
Due after 10 years	651,814	852,618	652,777	734,088

	698,494	899,655	707,674	789,609
Mortgage-backed securities	296,113	314,749	269,248	274,150

Total	$994,607	$1,214,404	$976,922	$1,063,759

        As of December 31, 2008, the amortized cost of the Bank's available-for-sale securities includes net premiums of $40.8 million. Of that amount, $39.9 million relate to non-MBS and $897,000 relate to MBS. As of December 31, 2007, the amortized cost of the Bank's available-for-sale securities includes net premiums of $40.9 million. Of that amount, $40.9 million relate to non-MBS and $32,000 relate to MBS.

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for investment securities classified as available-for-sale at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$676,809	$707,674
Variable-rate	21,685	—

	698,494	707,674
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate collateralized mortgage obligations	296,113	269,248

Total	$994,607	$976,922

        Loss on Sale.    During the third quarter of 2008, the Bank sold available-for-sale MBS with a carrying value of $2.7 million and recognized a loss of $80,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman Brothers Special Financing, Inc. (Lehman) on out-of-the-money derivative transactions. On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank's derivative transactions with Lehman, and in connection with those terminations, the Bank requested a return of

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

the related collateral from Lehman. However, Lehman did not honor this request. Accordingly, the Bank netted the value of the collateral with the amounts due to Lehman on those outstanding derivative transactions. See Note 10—Derivative and Hedging Activities for additional information regarding the derivative transactions and Note 7—Held to Maturity Securities for information regarding other securities affected by this event. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale does not impact the Bank's ability and intent to hold remaining available-for-sale securities that are in an unrealized loss position through to a recovery of fair value, which may be maturity. The Bank did not have any other sales of available-for-sale investment securities during the years ended December 31, 2008 and 2007.

Note 7—Held-to-Maturity Securities

        Major Security Types.    Held-to-maturity securities as of December 31, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$565,000	$157	$—	$565,157
U.S. agency obligations	39,995	1,264	—	41,259
State or local housing-finance-agency obligations	278,128	735	(82,741)	196,122

	883,123	2,156	(82,741)	802,538
Mortgage-backed securities
U.S. government guaranteed	11,870	680	(35)	12,515
Government-sponsored enterprises	4,384,215	62,576	(87,007)	4,359,784
Other	3,989,016	4	(1,579,075)	2,409,945

	8,385,101	63,260	(1,666,117)	6,782,244
Total	$9,268,224	$65,416	$(1,748,858)	$7,584,782

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

        The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2008, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$41,075	$(1,151)	$121,475	$(81,590)	$162,550	$(82,741)
Mortgage-backed securities
U.S. government guaranteed	1,366	(35)	—	—	1,366	(35)
Government-sponsored enterprises	1,820,254	(84,509)	25,132	(2,498)	1,845,386	(87,007)
Other	166,552	(121,625)	1,892,594	(1,457,450)	2,059,146	(1,579,075)

	1,988,172	(206,169)	1,917,726	(1,459,948)	3,905,898	(1,666,117)
Total temporarily impaired	$2,029,247	$(207,320)	$2,039,201	$(1,541,538)	$4,068,448	$(1,748,858)

        Impairment Analysis on Held-to-Maturity Securities.    The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on loans underlying MBS, poses risks to the Bank with respect to the ultimate collection of principal and interest due on its private-label collateralized mortgage obligation holdings. Although management believes that illiquidity in the capital markets due to the turmoil in housing credit has been the principal driver behind the decline in the fair value of the Bank's private-label collateralized mortgage obligation securities since December 31, 2007, rising delinquencies on underlying loans are likely during 2009 if the current economic recession should deepen or persist, which may result in credit losses on

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

these securities. The Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other than temporary.

        State or Local Housing-Finance-Agency Obligations.    Management has reviewed the state or local housing-finance-agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. As of December 31, 2008, none of the Bank's held-to-maturity investments in state or local housing-finance-agency obligations were rated below investment grade by a nationally recognized statistical ratings organization. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

        Mortgage-Backed Securities.    The Bank invests in securities, which must be rated the highest long-term debt rating at the time of purchase. Each of the securities contains one or more of the following forms of credit protection:

  •
  Guarantee of principal and interest—The issuer guarantees the timely payment of principal and interest.

  •
  Excess spread—The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS note. The spread differential may be used to offset any losses that may be realized.

  •
  Overcollateralization—The total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS note balance. The excess collateral is available to offset any losses that may be realized.

  •
  Subordination—The structure of classes of the security, where subordinated classes absorb any credit losses before the senior classes.

  •
  Insurance wrap—A third-party bond insurance company guarantees payment of principal and interest to certain classes of the security.

        Credit safeguards for the Bank's MBS consist of either guarantee of principal and interest in the case of U.S. government-guaranteed MBS and GSE MBS, or credit enhancement for residential MBS issued by entities other than GSEs (private-label MBS). Credit enhancements for private-label MBS primarily consist of overcollateralization and senior-subordinated shifting interest features; the latter results in the prioritization of payments to senior classes over junior classes. For its investments in MBS, the Bank solely invests in senior classes of GSE and private-label MBS.

        The Bank has higher exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosure and high losses on the sale of foreclosed properties. With respect to its GSE MBS holdings, the Bank has concluded that despite the ongoing deterioration in the nation's housing markets, the guarantee of principal and interest on the Bank's GSE MBS by Fannie Mae and Freddie Mac is still assured, and therefore the securities are not other-than-temporarily impaired. This position is further bolstered by the equity investments of up to

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

$200 billion for each of Fannie Mae and Freddie Mac that have been pledged in conjunction with the conservatorship of these two GSEs. No U.S. government-guaranteed or GSE MBS is considered by the Bank to be other-than-temporarily impaired at December 31, 2008.

        Since the surety of the Bank's private-label MBS holdings relies on credit enhancements and the quality and performance of the underlying loan collateral, the Bank tests these MBS investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of its analysis of private-label MBS, the Bank employs a third-party model to project expected loan collateral losses and the lifetime cash flows that would be passed through to its MBS investments. Factors such as interest rates and housing-price changes are used by the third-party model to derive resultant voluntary and involuntary prepayments and attendant loss severities as the basis of collateral loss projections.

        After collateral cash flows are modeled, the Bank determines whether each security's credit-support structure is sufficient to absorb projected principal losses and interest shortfall, if any. A second third-party model is used to monitor the sufficiency of each security's credit-support structure to fully return the Bank's original investment plus accrued interest. Based on the loan-collateral-loss forecast, the Bank creates a default projection that is unique for each security that takes into account the vintage, collateral type, and historical default experience of the particular MBS. Loss severities, also known as losses given default (LGD), are modeled in order to project the actual loss to individual loans after defaults occur, based on projected realized value net of servicing costs. The Bank uses a third-party model to forecast expected housing price changes at state and metropolitan statistical area (MSA) levels, which are combined with severities to date to construct LGD projections. In addition, the LGD projections incorporate collateral type and vintage to refine loss assumptions further. The Bank additionally compares its loss severity assumptions as derived above against consensus economic forecasts and third-party research to validate the reasonability of its assumptions. The Bank uses voluntary prepayment speeds that are derived from combining recent voluntary prepayment speeds experienced with a consensus of research opinions from major MBS dealers to model the impact of prepayments to its MBS holdings' senior class position within the respective deal structures. Generally, faster voluntary prepayments benefit the Bank as principal and interest are first applied towards the senior classes the Bank owns prior to application to subordinated classes, which the Bank does not own, allowing the Bank's holdings to be paid off before subordinated classes are eroded to a point wherein the subordinated classes cannot absorb collateral losses. However, the Bank's private-label MBS holdings have largely experienced substantially slower voluntary prepayments in recent months, reflecting factors including, but not limited to declining home values, deteriorating borrower credit conditions, and lender and investor risk aversion. The Bank does not model on a prospective basis any potential impacts of the burgeoning government and private sector efforts to improve the housing and mortgage markets, and therefore the Bank's short-term voluntary prepayment assumptions are largely reflective of recent experience.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        Under the base-case scenario described above, the Bank's private-label MBS may show a projected loss of principal and interest, from which the Bank will determine whether or not those securities are other-than-temporarily impaired.

        Due to the loan credit performance of the Bank's private-label MBS portfolio deteriorating beyond the forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, 16 of the Bank's Alt-A securities became other-than-temporarily impaired during 2008. In addition, we were informed that there were three other private-label MBS in our portfolio that were also owned by other FHLBanks which had concluded that these securities were other-than-temporarily impaired. While the Bank's quantitative assessment of the cash flows project no credit loss for these three securities, we have recognized that these securities are other-than-temporarily impaired and recorded an associated impairment charge. The total other-than-temporary impairment loss of $381.7 million was recorded in the statement of income as realized loss on held-to-maturity securities which was equal to the entire difference between the impaired investment's carrying amount of $728.0 million and its fair value of $346.2 million. The fair value of the investments became the new cost basis of the investments at the time of impairment. In subsequent periods the Bank will account for the other-than-temporarily impaired debt security as if the debt security had been purchased on the measurement date of the other-than-temporary impairment. The Bank will accrete into interest income, the portion of the amounts we expect to recover that exceeds the cost basis of the security over the remaining life of the investment security based on the amount and timing of future expected cash flows. As of December 31, 2008, the lowest ratings (S&P, Moody's, or Fitch) on these other-than-temporarily impaired securities ranged from triple-C to triple-A. The following table shows details of the Bank's other-than-temporarily impaired securities for the year ended December 31, 2008.

	Unpaid Principal Balance	Amortized Cost Prior to Impairment	Fair Value	Other-Than- Temporary Impairment Charge
Alt-A:
Private-label MBS	$727,512	$727,270	$345,845	$(381,425)
Subprime:
Private-label MBS	714	714	394	(320)

Total private-label MBS	$728,226	$727,984	$346,239	$(381,745)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2007, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$211,242	$(14,313)	$13,695	$(508)	$224,937	$(14,821)
Mortgage-backed securities
Government-sponsored enterprises	210,227	(285)	57,489	(2,058)	267,716	(2,343)
Other	4,371,330	(157,055)	911,997	(22,084)	5,283,327	(179,139)

	4,581,557	(157,340)	969,486	(24,142)	5,551,043	(181,482)
Total temporarily impaired	$4,792,799	$(171,653)	$983,181	$(24,650)	$5,775,980	$(196,303)

        Redemption Terms.    The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31, 2008 and 2007, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$565,000	$565,157	$5,331,020	$5,333,135
Due after one year through five years	6,653	6,834	7,793	8,099
Due after five years through 10 years	42,771	42,612	3,743	3,927
Due after 10 years	268,699	187,935	338,731	327,628

	883,123	802,538	5,681,287	5,672,789
Mortgage-backed securities	8,385,101	6,782,244	7,596,594	7,444,842

Total	$9,268,224	$7,584,782	$13,277,881	$13,117,631

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        As of December 31, 2008, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $408.5 million. Of that amount, $258,000 relate to non-MBS and $408.2 million relate to MBS. The net discount on MBS includes the other-than-temporary impairment loss recorded on December 31, 2008 totaling $381.7 million. As of December 31, 2007, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $18.7 million. Of that amount, $420,000 relate to non-MBS and $18.3 million relate to MBS.

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$689,613	$5,485,447
Variable-rate	193,510	195,840

	883,123	5,681,287
Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities:
Fixed-rate	1,557,932	1,173,205
Variable-rate	12,993	15,900
Collateralized mortgage obligations:
Fixed-rate	786,265	706,477
Variable-rate	6,027,911	5,701,012

	8,385,101	7,596,594

Total	$9,268,224	$13,277,881

        Loss on Sale.    During 2008, the Bank sold held-to-maturity MBS with a carrying value of $5.7 million and recognized a loss of $52,000 on the sale of these securities. These MBS sold had been pledged as collateral to Lehman on out-of-the-money derivatives transactions. On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank's derivative transactions with Lehman, and in connection with those terminations the Bank requested a return of the related collateral. However, Lehman did not honor this request. Accordingly, the Bank netted the value of the collateral with the amounts due to Lehman on those outstanding derivative transactions. See Note 10—Derivative and Hedging Activities for additional information regarding the derivative transactions and Note 6—Available for Sale Securities for additional information regarding other securities affected in this event. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale does not impact the Bank's ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. The Bank did not have any other sales of held-to-maturity investment securities during the years ended December 31, 2008 and 2007.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances

        Redemption Terms.    At December 31, 2008 and 2007, the Bank had advances outstanding, including AHP advances (see Note 13 -Affordable Housing Program), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands). Advances with interest rates of zero percent are AHP-subsidized advances.

	2008		2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$28,444	0.46%	$61,496	4.64%
2008	—	—	35,745,494	4.65
2009	32,363,291	2.42	6,801,904	4.59
2010	5,418,310	4.23	3,883,697	4.89
2011	4,953,624	3.27	1,974,447	4.88
2012	2,507,092	4.30	1,966,414	4.54
2013	5,119,387	2.43	865,192	4.83
Thereafter	5,439,874	4.13	4,086,235	4.37

Total par value	55,830,022	2.92%	55,384,879	4.65%
Premiums	9,279		4,278
Discounts	(20,883)		(17,861)
SFAS 133 hedging adjustments	1,107,849		308,444

Total	$56,926,267		$55,679,740

        The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2008 and 2007, the Bank had callable advances outstanding totaling $5.5 million and $30.0 million, respectively.

        The following table summarizes advances at December 31, 2008 and 2007, by year of contractual maturity or next call date for callable advances (dollars in thousands):

	2008		2007
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$28,444	—%	$61,496	0.1%
2008	—	—	35,775,494	64.6
2009	32,368,791	58.0	6,801,904	12.3
2010	5,418,310	9.7	3,883,697	7.0
2011	4,948,124	8.9	1,944,447	3.5
2012	2,507,092	4.5	1,966,414	3.5
2013	5,119,387	9.2	865,192	1.6
Thereafter	5,439,874	9.7	4,086,235	7.4

Total par value	$55,830,022	100.0%	$55,384,879	100.0%

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At December 31, 2008 and 2007, the Bank had putable advances outstanding totaling $9.3 billion and $8.0 billion, respectively.

        The following table summarizes advances outstanding at December 31, 2008 and 2007, by year of contractual maturity or next put date for putable advances (dollars in thousands):

	2008		2007
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$28,444	—%	$61,496	0.1%
2008	—	—	41,613,769	75.1
2009	39,061,566	70.0	7,260,154	13.1
2010	4,529,960	8.1	2,681,797	4.8
2011	4,906,824	8.8	1,336,647	2.4
2012	1,599,042	2.9	987,864	1.8
2013	4,277,587	7.7	476,592	0.9
Thereafter	1,426,599	2.5	966,560	1.8

Total par value	$55,830,022	100.0%	$55,384,879	100.0%

        Security Terms.    The Bank lends to eligible financial institutions chartered within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act generally requires the Bank to obtain eligible collateral on advances sufficient to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits, and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. Notwithstanding the FHLBank Act's general requirements regarding the eligibility of collateral, CFIs are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. CFIs are defined to be institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). At December 31, 2008 and 2007, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts or haircuts. Based upon the financial condition of the borrower, the type of security agreement, and other factors, the Bank requires the borrower to:

  1.
  Retain possession of the collateral assigned to the Bank and the borrower agrees to hold such collateral for the benefit of the Bank; or

  2.
  Specifically assign or place physical possession of such loan collateral with the Bank or a third-party custodian approved by the Bank; or

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

  3.
  Place physical possession of such securities collateral with the Bank's safekeeping agent or the borrower's securities corporation, subject to a control agreement giving the Bank appropriate control over such collateral.

        The Bank is provided an additional safeguard for its security interests by Section 10(e) of the FHLBank Act affords any security interest granted by a member or borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank perfects its security interests in the collateral pledged by its members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

        Credit Risk.    While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions along with the expanded statutory collateral rules for CFIs and housing associates provides the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage this credit risk. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowance for losses on advances. The Bank's credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions.

        Related-Party Activities.    The Bank defines related parties as those members whose ownership of the Bank's capital stock is in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of December 31, 2008 and 2007 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$14,200,378	25.4%	$117,316	52.0%
RBS Citizens N.A., Providence, RI	11,409,138	20.4	15,422	6.8
As of December 31, 2007
Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	42.9%	$260,666	70.1%
RBS Citizens N.A., Providence, RI	6,241,960	11.3	22,661	6.1

        The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        The Bank recognized interest income on outstanding advances with the above members during the years ended December 31, 2008, 2007, and 2006, as follows (dollars in thousands):

Name	2008	2007	2006
Bank of America Rhode Island, N.A., Providence, RI	$693,776	$698,874	$481,468
RBS Citizens N.A., Providence, RI (1)	284,099	177,603	—
Citizens Financial Group, Providence, RI (1)	—	255,019	328,532

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

        The following table presents an analysis of advances activity with related parties for the year ended December 31, 2008 (dollars in thousands):

		For the Year Ended December 31, 2008
	Balance at December 31, 2007	Disbursements to Members	Payments from Members	Balance at December 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$23,772,544	$60,158,081	$(69,730,247)	$14,200,378
RBS Citizens N.A., Providence, RI	6,241,960	407,271,176	(402,103,998)	11,409,138

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for advances at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Par amount of advances
Fixed-rate	$49,880,620	$51,044,476
Variable-rate	5,949,402	4,340,403

Total	$55,830,022	$55,384,879

        Variable-rate advances noted in the above table include advances outstanding at December 31, 2008 and 2007, totaling $223.5 million and $378.8 million, respectively, which contain embedded interest-rate caps or floors.

        Prepayment Fees.    The Bank records prepayment fees received from members on prepaid advances net of any associated SFAS 133 hedging fair-value adjustments on those advances. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that the Bank is financially indifferent to the members' decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of income. For the three

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

years ended December 31, 2008, 2007, and 2006, advance prepayment fees received from members, the associated hedging fair-value adjustments, and premium write-offs associated with prepaid advances are reflected in the following table (dollars in thousands):

	2008	2007	2006
Prepayment fees received from members	$6,513	$4,368	$1,804
Hedging fair-value adjustments	(1,812)	(1,393)	(117)
Premium write-off	(7)	—	(778)

Net prepayment fees	$4,694	$2,975	$909

        The Bank did not receive any prepayment fees from Bank of America Rhode Island, N.A. or RBS Citizens N.A. during 2008. During 2007, the Bank received prepayment fees of $8,000 and $3,000 from Bank of America Rhode Island, N.A. and RBS Citizens N.A., respectively. The corresponding principal amount prepaid to the Bank during 2007 was $264,000 and $31,000 from Bank of America Rhode Island, N.A. and RBS Citizens N.A., respectively. The Bank did not pay or receive any prepayment fees from these members or their predecessors who were former members of the Bank during 2006.

Note 9—Mortgage Loans Held for Portfolio

        Under the Bank's MPF program, the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages are held-for-portfolio. Under the MPF program, the Bank's members originate, service, and credit-enhance residential real estate mortgages that are sold to the Bank.

        The following table presents mortgage loans held for portfolio as of December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Real estate
Fixed-rate 15-year single-family mortgages	$1,027,058	$1,129,572
Fixed-rate 20- and 30-year single-family mortgages	3,107,424	2,938,886
Premiums	32,476	35,252
Discounts	(11,576)	(11,270)
Deferred derivative gains and losses, net	(1,495)	(1,001)

Total mortgage loans held for portfolio	4,153,887	4,091,439
Less: allowance for credit losses	(350)	(125)

Total mortgage loans, net of allowance for credit losses	$4,153,537	$4,091,314

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans Held for Portfolio (Continued)

        The following table details the par value of mortgage loans held for portfolio at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Conventional loans	$3,755,215	$3,637,590
Government-insured or guaranteed loans	379,267	430,868

Total par value	$4,134,482	$4,068,458

        An analysis of the allowance for credit losses at December 31, 2008, 2007, and 2006, follows (dollars in thousands):

	2008	2007	2006
Balance at beginning of year	$125	$125	$1,843
Charge-offs	—	—	(14)
Recoveries	—	9	—

Net recoveries (charge-offs)	—	9	(14)
Provision for credit losses	225	(9)	(1,704)

Balance at end of year	$350	$125	$125

        Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At December 31, 2008 and 2007, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at December 31, 2008 and 2007, totaled $21.3 million and $8.0 million, respectively. The Bank's mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at December 31, 2008 and 2007, totaled $3.9 million and $2.2 million, respectively. REO is recorded on the statement of condition in other assets.

        Sale of REO Assets.    During the years ended December 31, 2008, 2007, and 2006 the Bank sold REO assets with a recorded carrying value of $5.3 million, $3.7 million, and $932,000, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains (losses) totaling $122,000, $112,000, and $(19,000) on the sale of REO assets during the years ended December 31, 2008, 2007, and 2006, respectively. Gains and losses on the sale of REO assets are recorded in other income.

        The Bank records CE fees as a reduction to mortgage-loan-interest income. CE fees totaled $4.4 million, $4.6 million, and $5.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

        Consistent with Finance Agency regulations, the Bank enters into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank's risk-management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-efficient alternative to achieve the Bank's financial and risk-management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting.

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

        In a typical transaction, fixed-rate COs are issued, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed-interest cash flows to the Bank designed to mirror in timing and amount the interest cash outflows the Bank pays on the CO. At the same time, the Bank may pay a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets. These transactions are treated as fair-value hedges under SFAS 133. The Bank may issue variable-rate COs, bonds indexed to LIBOR, the U.S. prime rate, or the federal

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable rate debt. The intermediation between the capital and derivatives markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

        In a typical cash-flow or economic hedge of anticipated CO issuance, the Bank enters into a hedge upon the execution of an asset transaction that is expected to be funded by a CO with similar interest-rate risk. The hedge transaction is monitored until the anticipated COs are issued, at which time the hedge is terminated at its fair value. If the hedge is designated as a cash-flow hedge and is highly effective, the gain or loss is recorded as a basis adjustment to the hedged CO. If the hedge is designated as an economic hedge or if the hedge is less than highly effective, the fair value of the hedge at termination is recorded in current period net income.

        Advances.    The Bank may use interest-rate swaps to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank's funding liabilities. Typically, the Bank hedges fixed-rate advances with interest-rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge under SFAS 133. Alternatively, the advance might have a floating-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. This type of hedge is treated as a cash-flow hedge under SFAS 133.

        With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance and extend additional credit on new terms. The Bank may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where the Bank pays a fixed-rate coupon and receives a variable-rate coupon. This type of hedge is treated as a fair-value hedge under SFAS 133. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, the Bank could, at its option, require immediate repayment of the advance.

        The member's ability to prepay can create interest-rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a member's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When the Bank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances such advances with callable debt or otherwise hedges this option.

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

        Swaptions, which are options to enter into specified interest-rate swaps at a future date, may also be used to hedge prepayment risk on mortgage loans, many of which are not designated to specific mortgage loans and, therefore, do not receive fair-value or cash-flow hedge-accounting treatment. The options are marked to market through current period earnings and presented on the statement of income as net (losses) gains on derivatives and hedging activities. The Bank may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked to market through current period earnings.

        Firm Commitment Strategies.    In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative and Hedging Activities (SFAS 149), certain mortgage-purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank may hedge these commitments by selling MBS to be announced (TBA) or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. These hedges do not qualify for hedge accounting treatment under SFAS 133. The mortgage-purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in current period earnings. When the mortgage-purchase-commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

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

        Investments.    The Bank invests in U.S. agency obligations, MBS, asset-backed securities, and the taxable portion of state or local housing-finance-agency obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Finance Agency guidance and the Bank's policies limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. The Bank may manage its prepayment and duration risk by funding investment securities with COs that have call features or by hedging the prepayment risk with caps or floors, callable swaps, or swaptions.

        For long-term securities that are classified as held-to-maturity, the Bank manages its interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, the Bank typically funds floating-rate MBS whose coupons reset monthly with short-term

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

discount notes or with other CO bonds with fixed rates that have been converted to a floating rate with an interest-rate swap, while it might use long-term CO bonds to fund fixed-rate commercial MBS.

        For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in value is recorded in other comprehensive income as net unrealized (loss) gain on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, the Bank records the effective portion of the change in value of the derivative related to the risk being hedged in other comprehensive income as net unrealized loss relating to hedging activities. The ineffective portion is recorded in other income as net (losses) gains on derivatives and hedging activities.

        The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. These derivatives are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized losses on trading securities in the statement of income, while the changes in fair value of the associated derivatives are included in other income as net (losses) gains on derivatives and hedging activities.

        Anticipated Debt Issuance.    The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate CO bonds to lock in a spread between an earning asset and the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond, with the realized gain or loss reported on the interest-rate swap recorded in accumulated other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate CO bonds.

        Managing Credit Risk on Derivatives.    The Bank is subject to credit risk on its hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through its ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in Bank policies and regulations. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with the Bank. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, investment-grade U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Rating Service (S&P) or Moody's Investor Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. These master-netting agreements also contain bilateral ratings-tied termination events permitting the Bank to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, Bank management does not anticipate any credit losses on its derivative agreements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit-risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward interest-rate agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related non-cash collateral, if any, is of no value to the Bank. The maximum credit risk does not include instances where the Bank's pledged collateral to counterparties exceeds the Bank's net position.

        At December 31, 2008 and 2007, the Bank's credit risk on derivatives as measured by current replacement cost net of cash collateral and accrued interest was approximately $28.9 million and $67.0 million, respectively. These totals include $5.1 million and $92.6 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $46.1 million as collateral as of December 31, 2008. The Bank held cash and securities, including accrued interest, with a fair value of $127.0 million as collateral as of December 31, 2007. The securities collateral held on December 31, 2007, had not been sold or repledged. Additionally, collateral related to derivatives with member institutions include collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

        The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12—Consolidated Obligations for additional information. Also Note 19—Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

        The Bank has not issued COs denominated in currencies other than U.S. dollars.

        Intermediation.    In the past, the Bank has acted as an intermediary between members and other counterparties by entering into derivatives with members and into offsetting derivatives with other counterparties to meet the needs of its members. The notional amount of derivatives in which the Bank was an intermediary was $15.0 million at December 31, 2008 and $20.0 million at December 31, 2007.

        Financial Statement Impact and Additional Financial Information.    For the years ended December 31, 2008, 2007, and 2006, the Bank recorded net (losses) gains on derivatives and hedging activities totaling ($11.1) million, $7.6 million, and $10.5 million, respectively, in other income. Net

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

(losses) gains on derivatives and hedging activities for the years ended December 31, 2008, 2007, and 2006, were as follows (dollars in thousands):

	2008	2007	2006
Net gains related to fair-value hedge ineffectiveness	$1,210	$8,367	$10,417
Net (losses) gains resulting from economic hedges not receiving hedge accounting	(12,355)	(752)	123

Net (losses) gains on derivatives and hedging activities	$(11,145)	$7,615	$10,540

        There were no amounts for the years ended December 31, 2008, 2007, and 2006, that were reclassified into earnings as a result of the discontinuance of cash-flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

        As of December 31, 2008, the amount of deferred net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is $4,000.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        The following table presents outstanding notional balances and estimated fair values of derivatives outstanding excluding collateral and accrued interest by category at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$30,543,713	$(1,180,213)	$28,508,718	$(375,455)
Economic	157,750	(8,129)	180,500	(2,319)
Interest-rate caps/floors:
Economic	66,500	294	409,800	586
Member intermediated	15,000	—	20,000	—
Forward Contracts:
Economic	10,000	(133)	—	—

Total	30,792,963	(1,188,181)	29,119,018	(377,188)
Mortgage-delivery commitments(1)	32,672	(365)	9,600	27

Total derivatives	$30,825,635	(1,188,546)	$29,128,618	(377,161)

Accrued interest		89,788		218,569
Cash collateral		(46,101)		(61,150)

Net derivatives fair value		$(1,144,859)		$(219,742)

Derivative assets		$28,935		$67,047
Derivative liabilities		(1,173,794)		(286,789)

Net derivatives fair value		$(1,144,859)		$(219,742)

(1)
Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

        On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank's derivative transactions with Lehman on September 19, 2008, which had a total notional amount of $3.0 billion and a net fair value of $14.0 million owed to Lehman. The payment made to Lehman was netted against the fair value of MBS that had been pledged as collateral to Lehman. See Note 6—Available for Sale Securities and Note 7—Held-to-Maturity Securities for a description of the sales of collateral to Lehman. The Bank then replaced $1.6 billion (notional amount) of the terminated derivative transactions with new derivative counterparties. Management determined that the remaining $1.4 billion (notional amount) of previously hedged transactions would not be re-hedged.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        Related-Party Activities.    The following table presents an analysis of outstanding derivative contracts with related parties and affiliates of related parties at December 31, 2008 and 2007 (dollars in thousands):

			December 31, 2008		December 31, 2007
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of total Derivatives	Notional Amount	Percent of total Derivatives
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,083,587	10.01%	$1,305,910	4.48%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	1,451,760	4.71	896,500	3.08
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	10,000	0.03	—	—

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

        Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2008 and 2007, include SFAS 133 hedging adjustments of $6.4 million and $4.4 million, respectively. The average interest rates paid on average deposits during 2008 and 2007 were 1.77 percent and 4.73 percent, respectively.

        The following table details interest-bearing and non-interest-bearing deposits as of December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Interest bearing
Demand and overnight	$529,516	$672,893
Term	67,353	30,770
Other	3,612	3,393
Non-interest bearing
Other	10,589	6,070

Total deposits	$611,070	$713,126

        The aggregate amount of time deposits with a denomination of $100,000 or more was $64.3 million and $30.2 million as of December 31, 2008 and 2007, respectively.

Note 12—Consolidated Obligations

        COs consist of CO bonds and CO discount notes. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

liability its specific portion of COs for which it is the primary obligor. The Finance Agency and the U.S. Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature. See Note 19—Commitments and Contingencies for discussion of the U.S. Treasury's establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the 12 FHLBanks through issuance of COs to the U.S. Treasury.

        Although the Bank is primarily liable for its portion of COs (that is, those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that has primary liability for such CO, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBanks' participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

        The par amounts of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $1.3 trillion and $1.2 trillion at December 31, 2008 and 2007, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the COs outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any asset subject to a lien or pledge for the benefit of holders of any issue of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

        To provide holders of COs issued prior to January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks' previous leverage limit of 12 times the FHLBanks' capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account [SAA]) if capital stock is less than 8.33 percent of COs. Mandatorily redeemable capital stock is considered capital stock for determining the Bank's compliance with this requirement. At December 31, 2008 and 2007, the FHLBanks' regulatory capital stock was 4.4 percent and 4.3 percent, respectively, of the par value of COs outstanding. Further, the resolution requiring the establishment of the SAA also requires each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks' SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2008 and 2007, no FHLBank had a capital-to-assets ratio

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

of less than two percent; therefore no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.

        General Terms.    COs are issued with either fixed-rate coupon-payment terms or variable-rate interest-payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury (CMT), Treasury Bills (T-Bills), the prime rate, Eleventh District Cost of Funds Index (COFI), and others. To meet the expected specific needs of certain investors in COs, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call options. When such COs are issued, the Bank enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

        These COs, beyond having fixed-rate or simple variable-rate coupon-payment terms, may also have the following broad terms regarding principal repayment terms:

  Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, CO bonds may also have the following terms:

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

        Interest-Rate-Payment Terms.    The following table details CO bonds by interest-rate-payment type at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Par value of CO bonds
Fixed-rate bonds	$28,151,315	$28,377,715
Simple variable-rate bonds	3,050,000	1,000,000
Zero-coupon bonds	1,780,000	4,209,700
Step-up bonds	350,000	65,000

Total par value	$33,331,315	$33,652,415

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

        Redemption Terms.    The following is a summary of the Bank's participation in CO bonds outstanding at December 31, 2008 and 2007, by year of contractual maturity (dollars in thousands):

	2008		2007
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$—	—%	$11,247,010	4.39%
2009	15,200,275	2.85	6,335,475	4.63
2010	5,338,110	3.49	3,218,350	4.57
2011	2,598,350	3.87	1,705,500	4.86
2012	1,735,580	4.70	1,836,080	5.03
2013	2,454,000	4.06	1,759,000	4.82
Thereafter	6,005,000	5.58	7,551,000	5.96

Total par value	33,331,315	3.71%	33,652,415	4.89%
Premiums	80,586		29,577
Discounts	(1,481,762)		(3,329,419)
SFAS 133 hedging adjustments	323,863		69,414

Total	$32,254,002		$30,421,987

        The Bank's CO bonds outstanding at December 31, 2008 and 2007, included (dollars in thousands):

	2008	2007
Par value of CO bonds
Noncallable or non-putable	$23,940,315	$15,137,715
Callable	9,391,000	18,514,700

Total par value	$33,331,315	$33,652,415

        The following table summarizes CO bonds outstanding at December 31, 2008 and 2007, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	2008	2007
2008	$—	$23,076,710
2009	19,800,275	4,140,475
2010	5,959,110	2,293,350
2011	2,258,350	671,800
2012	1,230,580	956,080
2013	1,878,000	654,000
Thereafter	2,205,000	1,860,000

Total par value	$33,331,315	$33,652,415

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

        Consolidated Obligation Discount Notes.    CO discount notes are issued to raise short-term funds. Discount notes are COs with original maturities up to 365 days. These notes are issued at less than their par value and redeemed at par value when they mature.

        The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate(1)
December 31, 2008	$42,472,266	$42,567,305	1.59%

December 31, 2007	$42,988,169	$43,264,750	4.33%

    (1)
    The CO discount notes weighted-average rate represents a yield to maturity.

Note 13—Affordable Housing Program

        The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market-rate advances to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is defined as GAAP income before interest expense associated with mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCorp. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues this expense monthly based on its income before assessments. Calculation of the REFCorp assessment is discussed in Note 14—Resolution Funding Corporation.

        If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank's obligation to the AHP would be calculated based on the Bank's regulatory income for that calendar year. In annual periods where the Bank's regulatory income is zero or less, the AHP assessment for the Bank is zero since the Bank's required annual contribution is limited to its annual net earnings. However, if the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Due to the net loss in 2008, the Bank has recorded no AHP expense for 2008. There was no shortfall in either 2008, 2007, or 2006. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in either 2008, 2007, or 2006.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13—Affordable Housing Program (Continued)

        The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $86.2 million and $80.9 million at December 31, 2008 and 2007, respectively.

        The following table is an analysis of the AHP liability for the years ended December 31, 2008 and 2007, follows (dollars in thousands):

Roll-forward of the AHP Liability	2008	2007
Balance at beginning of year	$48,451	$44,971
AHP expense for the year	—	22,182
AHP direct grant disbursements	(11,400)	(13,410)
AHP subsidy for below-market-rate advance disbursements	(2,479)	(5,409)
Return of previously disbursed grants and subsidies	243	117

Balance at end of year	$34,815	$48,451

Note 14—Resolution Funding Corporation

        Each FHLBank is required to pay to REFCorp 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCorp. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues its REFCorp assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13—Affordable Housing Program. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides their net income before AHP and REFCorp to the REFCorp, which then performs the calculations for each quarter-end.

        The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCorp will be fully satisfied. The cumulative amount to be paid to REFCorp by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank's obligation to the REFCorp would be calculated based on the Bank's year-to-date GAAP net income. The Bank would be able to reduce future assessments by the amounts paid in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCorp for the year.

        During the fourth quarter of 2008, the Bank recorded a loss before assessments of $331.5 million which resulted in an overpayment of the Bank's 2008 REFCorp obligation. The amount of the overpayment is recorded as a prepaid asset on the statement of condition and will be used towards

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Resolution Funding Corporation (Continued)

future assessments. The following table is an analysis of the REFCorp assessment for the year ended December 31, 2008 (dollars in thousands):

2008
Payment for first quarter	$14,039
Payment for second quarter	13,121
Payment for third quarter	13,076
Payment for fourth quarter	—

Total 2008 REFCorp payments	40,236
2008 REFCorp annual assessment	—

REFCorp prepaid assessment	$40,236

        Due to the overpayment of the Bank's 2008 REFCorp assessment, the Bank has established a prepaid assessment asset which it will use as a credit against future REFCorp assessments over an indefinite period of time. As the prepaid REFCorp assessment is applied against future assessment payments, the prepaid amount will be reduced until it has been exhausted. If any amount of the Bank's prepaid REFCorp assessment remains at the time that the REFCorp obligation for the FHLBank System as a whole is fully satisfied, as discussed below, REFCorp, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid assessment.

        The FHLBanks' aggregate payments through 2008 have exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks' aggregate payments through 2008 have satisfied $42.5 million of the $75 million scheduled payment due on April 15, 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008, until the annuity is satisfied.

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

        The Bank was in compliance with these capital rules and requirements throughout 2008 and 2007. The following table demonstrates the Bank's compliance with these capital requirements at December 31, 2008 and 2007 (dollars in thousands).

	December 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$2,133,384	$3,658,377	$363,537	$3,421,523
Total regulatory capital	$3,214,127	$3,658,377	$3,128,014	$3,421,523
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.4%
Leverage capital	$4,017,658	$5,487,565	$3,910,017	$5,132,284
Leverage capital-to-assets ratio	5.0%	6.8%	5.0%	6.6%

        Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank's compliance with these regulatory requirements.

        The Bank offers only Class B stock and members are required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, 4.0 percent for advances with an original maturity greater than overnight and up to three months, and 4.5 percent for all other advances and other specified assets related to activity between the Bank and the member. Members may redeem Class B stock by giving five years' notice. In accordance with its capital plan, the Bank, in its discretion, can repurchase stock from the member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) and the repurchase will not cause the Bank to fail to meet any of its capital requirements. The Bank may also allow the member to sell the excess capital stock at par value to another member of the Bank. During 2007 and until December 5, 2008, the Bank honored all excess capital stock-repurchase requests from members after determining that the Bank would remain in compliance with its capital requirements after making such repurchases. However, effective December 8, 2008, the Bank placed a moratorium on all excess capital stock repurchases to help preserve the Bank's capital in the light of certain liquidity challenges for the Bank that have arisen during 2008 and continue to develop into 2009. At December 31, 2008 and 2007, members and nonmembers with capital stock outstanding held excess capital stock totaling $677.3 million and $233.8 million, representing approximately 18.4 percent and 7.3 percent of total capital stock outstanding, respectively.

        The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership voluntary for all members. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership,

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

as that requirement is set out in the Bank's capital plan, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis. A five-year redemption-notice period can also be triggered by the involuntary termination of membership of a member by the Bank's board of directors or by the Finance Agency, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside the six New England states. At the end of the five-year redemption-notice period, if the former member's activity-based stock-investment requirement is greater than zero, the Bank may require the associated remaining obligations to the Bank to be satisfied in full prior to allowing the member to redeem the remaining shares.

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

  •
  Fifth, the Bank's board of directors or the Finance Agency may suspend redemptions in the event that such redemptions would cause the Bank not to meet its minimum regulatory capital requirements.

        The Bank's board of directors may declare and pay dividends in either cash or capital stock.

        Mandatorily Redeemable Capital Stock.    The Bank is a cooperative whose members and former members own all of the Bank's capital stock. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value. At December 31, 2008 and 2007, the Bank had $93.4 million and $31.8 million, respectively in capital stock subject to mandatory redemption. Payment of capital stock subject to mandatory redemption is subject to a five-year waiting period and the Bank continuing to meet its minimum capital requirements. This amount has been classified as mandatorily redeemable capital stock in the liability section of the statement of condition in accordance with SFAS 150. For the years ended December 31, 2008, 2007, and 2006, dividends on mandatorily redeemable capital stock of $1.2 million, $1.4 million, and $841,000, respectively, were recorded as interest expense. The following table provides the number of stockholders and the related

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

dollar amounts for activities recorded as mandatorily redeemable capital stock during 2008, 2007, and 2006.

	2008		2007		2006
	Number of Stockholders	Amount	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of year	6	$31,808	5	$12,354	5	$8,296
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	4	88,019	3	36,070	2	6,928
Repurchase of mandatorily redeemable capital stock	(2)	(26,421)	(2)	(16,616)	(2)	(2,870)

Balance at end of year	8	$93,406	6	$31,808	5	$12,354

        Consistent with the capital plan currently in effect, the Bank is not required to redeem membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. Furthermore, the Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer outstanding, the Bank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital-stock redemption discussed below. The year of redemption in the following table represents the end of the five-year redemption period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the five-year redemption period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2008 and 2007 (dollars in thousands).

	December 31,
Contractual Year of Redemption	2008	2007
2008	$—	$—
2009	4,185	4,185
2010	103	103
2011	—	—
2012	2,520	27,520
2013	86,598	—

Total	$93,406	$31,808

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

  •
  If, during the period between receipt of a stock-redemption notification from a member and the actual redemption (which lasts indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market-liquidation process or through negotiation with a merger partner. In either case all senior claims must first be settled, and there are no claims which are subordinated to the rights of FHLBank stockholders.

  •
  Under the GLB Act, the Bank may only redeem stock investments that exceed the members' required minimum investment in Bank stock.

  •
  If the Bank is liquidated, after payment in full to the Bank's creditors, the Bank's stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, the Bank's board of directors shall determine the rights and preferences of the Bank's stockholders, subject to any terms and conditions imposed by the Finance Agency.

        Additionally, the Bank cannot redeem or repurchase shares of capital stock from any member of the Bank if any of the following conditions are present:

  •
  If, following such redemption, the Bank would fail to satisfy its minimum capital requirements. By law, no Bank stock may be redeemed if the Bank becomes undercapitalized or the Bank's capital would be insufficient to maintain a classification of adequately capitalized after doing so, except, in this latter case, with the Director of the Finance Agency's permission.

  •
  If either the Bank's board of directors or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

  •
  If the principal or interest due on any CO issued through the Office of Finance on which the Bank is the primary obligor has not been paid in full when due;

  •
  If the Bank fails to provide the Finance Agency quarterly certification required by section 966.9(b)(1) of the Finance Agency's rules prior to declaring or paying dividends for a quarter;

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

  •
  If the Bank fails to certify in writing to the Finance Agency that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations;

  •
  If the Bank notifies the Finance Agency that it cannot provide the required certification, projects it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations; or

  •
  If the Bank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations.

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

        Related-Party Activities.    The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank's total capital stock outstanding at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A., Providence, RI	$1,082,548	29.4%	$1,057,094	33.1%
RBS Citizens N.A., Providence, RI	515,043	14.0	344,634	10.8

Note 16—Employee Retirement Plans

        Employee Retirement Plans.    The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $3.1 million, $3.5 million, and $2.8 million in the years ended December 31, 2008, 2007, and 2006, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

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

        In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2008	2007	2008	2007
Change in benefit obligation(1)
Benefit obligation at beginning of year	$9,982	$8,330	$333	$344
Service cost	511	431	20	20
Interest cost	703	554	21	14
Actuarial loss (gain)	1,622	667	50	(31)
Benefits paid	—	—	(13)	(14)

Benefit obligation at end of year	12,818	9,982	411	333
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	—	13	14
Benefits paid	—	—	(13)	(14)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(12,818)	$(9,982)	$(411)	$(333)

  (1)
  Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

        Amounts recognized in other liabilities on the statement of condition for the Bank's supplemental retirement and postretirement benefit plans at December 31, 2008 and 2007, were $13.2 million and $10.3 million, respectively.

        Amounts recognized in accumulated other comprehensive income for the Bank's supplemental retirement and postretirement benefit plans as of December 31, 2008 and 2007, were (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2008	2007	2008	2007
Net actuarial loss	$3,841	$2,691	$81	$31
Prior service benefit	(35)	(52)	—	—

Net amount recognized	$3,806	$2,639	$81	$31

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        The accumulated benefit obligation for the supplemental retirement plan was $9.9 million and $7.6 million at December 31, 2008 and 2007, respectively.

        The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the Bank's supplemental retirement and postretirement benefit plans for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Supplemental Retirement Plan			Postretirement Benefit Plan
	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost
Service cost	$511	$431	$458	$20	$20	$24
Interest cost	703	554	475	21	14	22
Amortization of prior service cost	(17)	21	29	—	—	—
Amortization of net actuarial loss	472	393	347	—	3	3
Amortization of transition obligation	—	19	20	—	—	—

Net periodic benefit cost	1,669	1,418	1,329	41	37	49
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Amortization of prior service cost	17	(21)	—	—	—	—
Amortization of net actuarial loss	(472)	(393)	—	—	(3)	—
Amortization of transition obligation	—	(19)	—	—	—	—
Net actuarial loss (gain)	1,622	667	—	50	(42)	—

Total recognized in accumulated other comprehensive income	1,167	234	—	50	(45)	—

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$2,836	$1,652	$1,329	$91	$(8)	$49

        The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit costs for the Bank's supplemental retirement and postretirement benefit plans over the next fiscal year are (dollars in thousands):

	Supplemental Retirement Plan	Postretirement Benefit Plan
	2008	2008
Net actuarial loss	$512	$3
Prior service benefit	(17)	—

Net estimated amount to be amortized	$495	$3

        The measurement date used to determine current year's benefit obligation was December 31, 2008.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank's supplemental retirement and postretirement benefit plans at December 31, 2008 and 2007, were:

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2008	2007	2008	2007
Benefit obligation
Discount rate	6.25%	6.25%	5.75%	6.50%
Salary increases	5.50%	5.50%	—	—
Net periodic benefit cost
Discount rate	6.25%	5.75%	6.50%	5.75%
Salary increases	5.50%	5.50%	—	—

        The discount rate for the supplemental retirement plan as of December 31, 2008, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2008, and solving for the single discount rate that produces the same present value.

        The Bank's supplemental retirement and postretirement benefit plans are not funded; therefore, no contributions will be made in 2009.

        Estimated future benefit payments for the Bank's supplemental retirement and postretirement benefit plans, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

Years	Supplemental Retirement Plan Payments	Postretirement Benefit Plan Payments
2009	$8,137	$14
2010	65	14
2011	105	15
2012	220	15
2013	266	16
2014-2018	2,303	97

        Defined Contribution Plan.    The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank's contributions are equal to a percentage of participants' compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions were $770,000, $689,000, and $602,000 in the years ended December 31, 2008, 2007, and 2006, respectively.

        The Bank also maintains the Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

defined in the plan. The Director's Nonqualified Deferred Compensation Program, a deferred compensation plan that was available to all directors prior to 2007, was merged into the Thrift BEP effective on the close of business December 31, 2006. Since January 1, 2007, directors of the Bank have had the option to defer receipt of meeting fees to the Thrift BEP. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank's contribution to these plans totaled $145,000, $106,000, and $156,000 in the years ended December 31, 2008, 2007, and 2006, respectively. The Bank's obligation from this plan, was $4.7 million and $5.6 million at December 31, 2008 and 2007, respectively.

Note 17—Segment Information

        As part of its method of internal reporting, the Bank analyzes its financial performance based on the net interest income of two operating segments: mortgage-loan finance and all other business activities. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan-finance segment includes mortgage loans acquired through the MPF program and the related funding of those mortgage loans. Income from the mortgage-loan-finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Regulatory capital is allocated to the segments based upon asset size.

        The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other (loss)/income, other expense, and income before assessments for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss)/ Income	Other Expense	(Loss) Income Before Assessments
2008	$28,186	$304,256	$332,442	$(391,960)	$56,308	$(115,826)
2007	$29,096	$283,359	$312,455	$11,137	$53,618	$269,974
2006	$37,195	$266,697	$303,892	$11,750	$49,055	$266,587

        The following table presents total assets by business segment as of December 31, 2008, 2007, and 2006, and average-earning assets by business segment for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Total Assets by Segment			Total Average-Earning Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Mortgage Loan Finance	Other Business Activities	Total
2008	$4,177,313	$76,175,854	$80,353,167	$4,065,776	$77,725,685	$81,791,461
2007	$4,112,988	$74,087,350	$78,200,338	$4,273,757	$60,351,358	$64,625,115
2006	$4,525,354	$52,862,598	$57,387,952	$4,720,061	$54,198,642	$58,918,703

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values

        As discussed in Note 2—Accounting Adjustments and Recently Issued Accounting Standards, the Bank adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair-value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.

        The Bank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

        SFAS 157 establishes a fair-value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level within the fair-value hierarchy for the fair-value measurement is determined. This overall level is an indication of how market observable the fair- value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The objective of a fair-value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

        Outlined below is the application of the fair-value hierarchy established by SFAS 157 to the Bank's financial assets and financial liabilities that are carried at fair value.

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value generally include certain types of derivative contracts that are that are traded in an open exchange market and investments such as U.S. Treasury securities.
Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include investment securities, including U.S. government and agency securities, and derivative contracts.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs are supported by little or no market activity and reflect the Bank's own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include certain private-label MBS and state or local agency obligations.

        The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models.

        The following table presents the Bank's assets and liabilities that are measured at fair value on its statement of condition at December 31, 2008 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities	$—	$63,196	$—	$—	$63,196
Available-for-sale securities	—	1,214,404	—	—	1,214,404
Derivative assets	—	484,080	—	(455,145)	28,935

Total assets at fair value	$—	$1,761,680	$—	$(455,145)	$1,306,535
Liabilities:
Derivative liabilities	$(133)	$(1,582,706)	$—	$409,045	$(1,173,794)

Total liabilities at fair value	$(133)	$(1,582,706)	$—	$409,045	$(1,173,794)

(1)
Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2008, totaled $46.1 million.

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

Fair Value on a Nonrecurring Basis.

        Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

        In accordance with the provisions of SFAS 115, as amended by FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its application to certain investments (FSP 115-1), the Bank's held-to-maturity securities with a carrying amount of $728.0 million prior to write-down were written down to their fair value of $346.2 million, resulting in an other-than-temporary impairment charge of $381.7 million, which is included in other income (loss) for the year ended December 31, 2008.

        The following table presents these impaired investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded in the statement of income for the year ended December 31, 2008 (dollars in thousands).

	Level 1	Level 2	Level 3	Loss
Assets:
Impaired held-to-maturity securities	$—	$—	$346,239	$(381,745)

        Described below are the Bank's fair-value-measurement methodologies for assets and liabilities measured or disclosed at fair value.

        Cash and Due from Banks.    The estimated fair value approximates the recorded book balance.

        Interest-Bearing Deposits.    The estimated fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

        Investment Securities.    Fair values of investment securities that are actively traded in orderly transactions by market participants in the secondary market are determined based on independent market-based prices received from a third-party pricing service. The Bank's principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid-level pricing in that market. Two factors may be used to determine the fair value of investment securities when the security is not actively traded in orderly transactions, (1) dealer quotes or (2) estimated fair value determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Bank's principal markets. Further, the Bank performs an internal, independent price verification function that tests valuations received from third parties. Available-for-sale securities and trading securities are carried on the statement of condition at fair value.

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

        Advances.    The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

advances with similar terms. In accordance with the Finance Agency's advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

        Credit risk related to advances does not have an impact on the estimated fair values of the Bank's advances. Collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Bank enjoys certain unique advantages as a creditor to its members. The Bank has the ability to establish a blanket lien on assets of members, and in the case of FDIC-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

        Mortgage Loans.    The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loan pools available in the market or modeled prices. The modeled prices start with prices for new and seasoned MBS issued by GSEs. Prices are then adjusted for differences in coupon, average loan rate, seasoning, and cash-flow remittance between the Bank's mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the estimated fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

        Accrued Interest Receivable and Payable.    The estimated fair value is the recorded book value.

        Derivative Assets/Liabilities—Interest-Rate Exchange Agreements.    The Bank bases the estimated fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The estimated fair value is based on the London Inter-Bank Offered Rate (LIBOR) swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from/to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's, establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and nonperformance risk and has determined that no adjustments were necessary.

        Derivative Assets/Liabilities—Mortgage-Loan-Purchase Commitments.    Mortgage-loan-purchase commitments are recorded as derivatives in the statement of condition. The estimated fair values of

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

mortgage-loan-purchase commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS to be announced (TBA) delivery-commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

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

        Mandatorily Redeemable Capital Stock.    The fair value of capital stock subject to mandatory redemption is generally at par. Capital stock can only be acquired by the Bank's members at par value and redeemed at par value. The Bank's capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

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

        The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2008 and 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair value. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

        Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and CO bonds with options using methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rate used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

        The carrying values and estimated fair values of the Bank's financial instruments at December 31, 2008, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$5,735	$—	$5,735
Interest-bearing deposits	3,279,075	—	3,279,075
Securities purchased under agreements to resell	2,500,000	(50)	2,499,950
Federal funds sold	2,540,000	(55)	2,539,945
Trading securities	63,196	—	63,196
Available-for-sale securities	1,214,404	—	1,214,404
Held-to-maturity securities	9,268,224	(1,683,442)	7,584,782
Advances	56,926,267	421,186	57,347,453
Mortgage loans, net	4,153,537	81,478	4,235,015
Accrued interest receivable	288,753	—	288,753
Derivative assets	28,935	—	28,935
Liabilities:
Deposits	(611,070)	1,232	(609,838)
Consolidated obligations:
Bonds	(32,254,002)	(425,714)	(32,679,716)
Discount notes	(42,472,266)	(87,196)	(42,559,462)
Mandatorily redeemable capital stock	(93,406)	—	(93,406)
Accrued interest payable	(258,530)	—	(258,530)
Derivative liabilities	(1,173,794)	—	(1,173,794)
Other:
Commitments to extend credit for advances	—	(525)	(525)
Standby bond-purchase agreements	—	976	976
Standby letters of credit	(366)	—	(366)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Estimated Fair Values (Continued)

        The carrying values and estimated fair values of the Bank's financial instruments at December 31, 2007, were as follows (dollars in thousands):

	Carrying Value	Net Unrealized Gain/(Loss)	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$6,823	$—	$6,823
Interest-bearing deposits	50	—	50
Securities purchased under agreements to resell	500,000	(3)	499,997
Federal funds sold	2,908,000	(184)	2,907,816
Trading securities	112,869	—	112,869
Available-for-sale securities	1,063,759	—	1,063,759
Held-to-maturity securities	13,277,881	(160,250)	13,117,631
Advances	55,679,740	186,075	55,865,815
Mortgage loans, net	4,091,314	(30,553)	4,060,761
Accrued interest receivable	457,407	—	457,407
Derivative assets	67,047	—	67,047
Liabilities:
Deposits	(713,126)	435	(712,691)
Consolidated obligations:
Bonds	(30,421,987)	(83,778)	(30,505,765)
Discount notes	(42,988,169)	(10,236)	(42,998,405)
Mandatorily redeemable capital stock	(31,808)	—	(31,808)
Accrued interest payable	(280,452)	—	(280,452)
Derivative liabilities	(286,789)	—	(286,789)
Other:
Commitments to extend credit for advances	—	(681)	(681)
Standby bond-purchase agreements	—	1,752	1,752
Standby letters of credit	(773)	—	(773)

Note 19—Commitments and Contingencies

        As described in Note 12—Consolidated Obligations, as provided by both the FHLBank Act and Finance Agency regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank, and as of December 31, 2008, and through the filing of this report, the Bank does not believe that it is probable that it will be asked to do so.

        The Bank considered the guidance under FIN 45, and determined it was not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at December 31, 2008 and 2007. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $1.2 trillion and $1.1 trillion at December 31, 2008 and 2007, respectively.

        Commitments to Extend Credit.    Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $172.1 million and $873.5 million at December 31, 2008 and 2007, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate. If the Bank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007
Outstanding notional	$1,148,442	$2,578,743
Original terms	One month to 20 years	Three months to 20 years
Final expiration year	2024	2024

        Unearned fees for the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $366,000 and $773,000 at December 31, 2008 and 2007, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 8—Advances for additional information. The estimated fair value of commitments as of December 31, 2008 and 2007, is reported in Note 18—Estimated Fair Values.

        The Bank monitors the creditworthiness of its members which have standby letter of credit agreements outstanding based on an evaluation of the financial condition of the member. The Bank reviews available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, Securities and Exchange Commission (SEC) filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members' regulatory examination reports. The Bank analyzes this information on a regular basis.

        Commitments for unused line-of-credit advances totaled approximately $1.5 billion and $1.4 billion at December 31, 2008 and 2007, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

        Mortgage Loans.    Commitments that obligate the Bank to purchase mortgage loans totaled $32.7 million and $9.6 million at December 31, 2008 and 2007, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

        Standby Bond-Purchase Agreements.    The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2011. Total commitments for bond purchases were $333.4 million and $501.5 million at December 31, 2008 and 2007, respectively with two state-housing authorities. The estimated fair value of standby bond-purchase agreements as of December 31, 2008 and 2007, is reported in Note 18—Estimated Fair Values. At December 31, 2008, the Bank held $21.7 million of bonds purchased under these agreements. These bonds are classified as available-for-sale in the statement of condition. See Note 6—Available-for-Sale Securities for additional information regarding the purchase of these securities. If the bonds are subsequently remarketed by the state-housing authority, the commitment amount of standby bond-purchase agreements will increase by the amount of the remarketed bonds, as long as the standby bond-purchase agreement has not expired. After a specified holding period, unremarketed bonds are subject to accelerated redemption and must be repurchased by the state-housing authority. During 2007, the Bank was not required to purchase any bonds under these agreements.

        Counterparty Credit Exposure.    The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody's, and enters into bilateral-collateral agreements. As of December 31, 2008 and 2007, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $920.1 million and $90.0 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

        Unsettled Consolidated Obligations.    The Bank had $895.0 million and $89.0 million par value of CO bonds that had traded but not settled as of December 31, 2008 and 2007, respectively. Additionally, the Bank had $123.0 million and $730.0 million par value of CO discount notes that had been traded but not settled as of December 31, 2008 and 2007, respectively.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

        Lease Commitments.    The Bank charged to operating expense net rental costs of approximately $3.8 million, $3.7 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rentals at December 31, 2008, were as follows (dollars in thousands):

Year	Premises	Equipment	Total
2009	$3,665	$6	$3,671
2010	3,675	—	3,675
2011	3,685	—	3,685
2012	3,694	—	3,694
2013	38	—	38

Total	$14,757	$6	$14,763

        Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

        Lending Agreement Collateral.    On September 9, 2008, the Bank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury's establishment of the GSECF, which is an additional source of liquidity for the FHLBanks, Fannie Mae, and Freddie Mac. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. The Bank has agreed to submit to the U.S. Treasury a weekly list of eligible collateral based on the lending agreement. As of December 31, 2008, the Bank had provided the U.S. Treasury with a listing of eligible collateral amounting to $23.5 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, the Bank had not drawn on this available source of liquidity.

        Legal Proceedings.    The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank's financial condition or results of operations.

        Other commitments and contingencies are discussed in Notes 8—Advances, 10—Derivatives and Hedging Activities, 12—Consolidated Obligations, 13—Affordable Housing Program, 14—Resolution Funding Corporation, 15—Capital, and 16—Employee Retirement Plans.

Note 20—Transactions with Related Parties and Other FHLBanks

        Transactions with Related Parties.    The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investment in the Bank. In addition, certain former members and nonmembers that still have outstanding transactions with the Bank are also required to maintain their investment in the Bank's capital stock until the transactions mature or are paid off. All advances are issued to members or housing associates, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand-deposit accounts for members and housing associates primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between the Bank and the member or housing

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 20—Transactions with Related Parties and Other FHLBanks (Continued)

associate. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding. As discussed in Note 15—Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank's total capital stock outstanding as of December 31, 2008. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 8—Advances, 10—Derivatives and Hedging Activities, and 15—Capital.

        Transactions with Other FHLBanks.    The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

        Investments in Consolidated Obligations.    As of December 31, 2008 and 2007, the Bank did not hold any investments in other FHLBank COs. For the year ended December 31, 2008, the Bank did not record any interest income from investments in other FHLBank COs. The Bank recorded interest income of $598,000, and $817,000 from these investment securities for the years ended December 31, 2007 and 2006, respectively. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

        Overnight Funds.    The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of income.

        The Bank did not have any loans to other FHLBanks outstanding at December 31, 2008 and 2007. Interest income from loans to other FHLBanks during the years ended December 31, 2008, 2007, and 2006, is shown in the following table, by FHLBank (dollars in thousands):

Interest Income from Loans to Other FHLBanks	2008	2007	2006
FHLBank of Dallas	$—	$—	$7
FHLBank of Cincinnati	—	—	2
FHLBank of Topeka	—	12	—

Total	$—	$12	$9

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 20—Transactions with Related Parties and Other FHLBanks (Continued)

        The Bank did not have any borrowings from other FHLBanks outstanding at December 31, 2008 and 2007. Interest expense on borrowings from other FHLBanks for the years ended December 31, 2008, 2007, and 2006, is shown in the following table, by FHLBank (dollars in thousands):

Interest Expense on Borrowings from Other FHLBanks	2008	2007	2006
FHLBank of Atlanta	$31	$13	$—
FHLBank of Chicago	15	—	7
FHLBank of Cincinnati	210	113	258
FHLBank of Dallas	51	32	17
FHLBank of Des Moines	24	—	—
FHLBank of Indianapolis	27	—	—
FHLBank of New York	19	—	—
FHLBank of Pittsburgh	4	—	—
FHLBank of San Francisco	130	43	14
FHLBank of Seattle	5	—	—
FHLBank of Topeka	47	87	2

Total	$563	$288	$298

        MPF Mortgage Loans.    Prior to 2007, the Bank sold to the FHLBank of Chicago participations in mortgage assets that the Bank purchased from its members. During the year ended December 31, 2006, the Bank sold to the FHLBank of Chicago approximately $109.0 million in such mortgage-loan participations.

        The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank's participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank's statement of condition. The Bank recorded $1.1 million, $1.0 million, and $1.1 million in MPF transaction-services fee expense to the FHLBank of Chicago during the years ended December 31, 2008, 2007, and 2006, respectively, which has been recorded in the statements of income as other expense.

        Consolidated Obligations.    From time to time, another FHLBank may transfer to the Bank debt obligations in which the other FHLBank was the primary obligor and, upon transfer, we became the primary obligor. There were no transfers of debt obligations between the Bank and other FHLBanks during the years ended December 31, 2008 and 2007. During the year ended December 31, 2006, the Bank assumed a debt obligation with a par amount of $20.0 million and a fair value of approximately $19.9 million, which had been the obligation of the FHLBank of Chicago.