Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Boston
filed 2009-05-20
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2009
Class B Stock, par value $100	$37,020,074

Federal Home Loan Bank of Boston

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,759	$5,735
Interest-bearing deposits	11,552,123	3,279,075
Securities purchased under agreements to resell	1,000,000	2,500,000
Federal funds sold	900,000	2,540,000
Investments:
Trading securities	61,984	63,196
Available-for-sale securities - includes $132,818 and $143,624 pledged as collateral at March 31, 2009, and December 31, 2008, respectively, that may be repledged	1,088,422	1,214,404
Held-to-maturity securities includes $112,367 and $170,436 pledged as collateral at March 31, 2009, and December 31, 2008, respectively, that may be repledged (a)	7,954,230	9,268,224
Advances	49,433,322	56,926,267
Mortgage loans held for portfolio, net of allowance for credit losses of $450 and $350 at March 31, 2009, and December 31, 2008, respectively	4,066,816	4,153,537
Accrued interest receivable	198,859	288,753
Resolution Funding Corporation (REFCorp) prepaid assessment	40,236	40,236
Premises, software, and equipment, net	5,125	5,841
Derivative assets	28,738	28,935
Other assets	43,682	38,964

Total Assets	$76,379,296	$80,353,167

LIABILITIES
Deposits:
Interest-bearing	$801,168	$600,481
Non-interest-bearing	39,682	10,589
Total deposits	840,850	611,070

Consolidated obligations, net:
Bonds	30,364,574	32,254,002
Discount notes	41,147,285	42,472,266
Total consolidated obligations, net	71,511,859	74,726,268

Mandatorily redeemable capital stock	90,886	93,406
Accrued interest payable	234,418	258,530
Affordable Housing Program (AHP)	33,076	34,815
Derivative liabilities	1,055,251	1,173,794
Other liabilities	20,726	25,059

Total liabilities	73,787,066	76,922,942
Commitments and contingencies (Note 16)

CAPITAL
Capital stock – Class B – putable ($100 par value), 36,045 shares and 35,847 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	3,604,513	3,584,720
Retained earnings (accumulated deficit)	245,919	(19,749)
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(176,104)	(130,480)
Net unrealized loss relating to hedging activities	(408)	(379)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(1,077,927)	—
Pension and postretirement benefits	(3,763)	(3,887)

Total capital	2,592,230	3,430,225

Total Liabilities and Capital	$76,379,296	$80,353,167

(a) Fair values of held-to-maturity securities were $7,195,216 and $7,584,782 at March 31, 2009, and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF INCOME

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Advances	$251,245	$610,736
Prepayment fees on advances, net	939	4,447
Interest-bearing deposits	1,489	1
Securities purchased under agreements to resell	2,992	9,003
Federal funds sold	2,408	15,001
Investments:
Trading securities	763	1,554
Available-for-sale securities	3,322	9,972
Held-to-maturity securities	61,417	135,014
Prepayment fees on investments	7	717
Mortgage loans held for portfolio	52,715	52,260
Total interest income	377,297	838,705

INTEREST EXPENSE
Consolidated obligations:
Bonds	219,544	319,506
Discount notes	100,398	415,199
Deposits	243	7,056
Mandatorily redeemable capital stock	—	312
Other borrowings	35	151
Total interest expense	320,220	742,224

NET INTEREST INCOME	57,077	96,481

Provision for credit losses	100	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,977	96,481

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(894,565)	—
Portion of impairment losses recognized in accumulated other comprehensive loss	767,653	—
Net impairment losses on held-to-maturity securities recognized in income	(126,912)	—

Loss on early extinguishment of debt	—	(2,699)
Service fees	936	1,305
Net unrealized gains on trading securities	1,096	75
Net gains (losses) on derivatives and hedging activities	24	(4,306)
Other	(7)	16
Total other loss	(124,863)	(5,609)

OTHER EXPENSE
Operating	13,730	13,044
Finance Agency and Office of Finance	1,499	1,099
Other	323	261
Total other expense	15,552	14,404

(LOSS) INCOME BEFORE ASSESSMENTS	(83,438)	76,468

AHP	—	6,274
REFCorp	—	14,039
Total assessments	—	20,313

NET (LOSS) INCOME	$(83,438)	$56,155

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED MARCH 31, 2009 and 2008

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514

Proceeds from sale of capital stock	1,441	144,114			144,114
Repurchase/redemption of capital stock	(3)	(240)			(240)
Reclassification of shares to mandatorily redeemable capital stock	(14)	(1,421)			(1,421)
Comprehensive income:
Net income			56,155		56,155
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(36,907)	(36,907)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(289)	(289)
Pension and postretirement benefits				67	67
Total comprehensive income					19,026
Cash dividends on capital stock (6.00%) (1)			(49,627)		(49,627)

BALANCE, MARCH 31, 2008	33,062	$3,306,246	$232,450	$(39,330)	$3,499,366

BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225

Cumulative effect of adjustments to opening balance relating to FSP FAS 115-2 and 124-2			349,106	(349,106)	—
Proceeds from sale of capital stock	188	18,821			18,821
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of net shares from mandatorily redeemable capital stock	25	2,520			2,520
Comprehensive income:
Net loss			(83,438)		(83,438)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities				(45,624)	(45,624)
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(767,653)	(767,653)
Accretion of noncredit portion of impairment losses on held-to-maturity securities				38,832	38,832
Reclassification adjustment for previously deferred hedging gains and losses included in income				(29)	(29)
Pension and postretirement benefits				124	124
Total other comprehensive loss					(857,788)

BALANCE, MARCH 31, 2009	36,045	$3,604,513	$245,919	$(1,258,202)	$2,592,230

(1)          Dividend rate is annualized

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES

Net (loss) income	$(83,438)	$56,155

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(138,150)	(61,712)
Provision for credit losses on mortgage loans	100	—
Change in net fair-value adjustments on derivatives and hedging activities	3,428	7,222
Net other-than-temporary impairment losses recognized in earnings	126,912	—
Other adjustments	11	2,676
Net change in:
Market value of trading securities	(1,096)	(75)
Accrued interest receivable	89,894	108,764
Other assets	3,150	301
Net derivative accrued interest	30,162	(85,792)
Accrued interest payable	(24,114)	33,938
Other liabilities	(6,334)	(1,024)

Total adjustments	83,963	4,298
Net cash provided by operating activities	525	60,453

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits	(8,273,048)	—
Securities purchased under agreements to resell	1,500,000	500,000
Federal funds sold	1,640,000	561,000
Premises, software, and equipment	173	(378)
Trading securities:
Proceeds	2,308	11,594
Available-for-sale securities:
Proceeds from sales	21,685	—
Purchases	—	(30,551)
Held-to-maturity securities:
Net decrease in short-term	—	1,060,000
Proceeds from maturities	451,711	573,598
Purchases	—	(1,046,077)
Advances to members:
Proceeds	135,785,991	233,687,788
Disbursements	(128,416,483)	(236,848,946)
Mortgage loans held for portfolio:
Proceeds	210,406	139,156
Purchases	(127,227)	(103,653)
Proceeds from sale of foreclosed assets	1,918	1,082

Net cash provided by (used in) investing activities	2,797,434	(1,495,387)

FINANCING ACTIVITIES

Net change in deposits	209,166	605,363
Net proceeds on derivative contracts with a financing element	(4,670)	1,858
Net proceeds from issuance of consolidated obligations:
Discount notes	338,164,365	366,199,572
Bonds	7,396,093	9,275,851
Payments for maturing and retiring consolidated obligations:
Discount notes	(339,390,397)	(365,857,286)
Bonds	(9,189,765)	(8,883,960)
Proceeds from issuance of capital stock	18,821	144,114
Payments for repurchase/redemption of capital stock	(1,548)	(240)
Cash dividends paid	—	(49,628)

Net cash (used in) provided by financing activities	(2,797,935)	1,435,644

Net increase in cash and cash equivalents	24	710

Cash and cash equivalents at beginning of the year	5,735	6,823

Cash and cash equivalents at period end	$5,759	$7,533

Supplemental disclosures:
Interest paid	$470,316	$862,797
AHP payments	$1,592	$2,337
REFCorp assessments paid	$—	$16,318
Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$2,025	$1,029

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Background Information

The Federal Home Loan Bank of Boston (the Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (the FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, competitively priced source of funds to its member institutions and housing associates located within the six New England states which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions and insurance companies with their principal places of business in the New England states and engaged in residential housing finance may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. The Bank is a cooperative; current and former members own all of the outstanding capital stock of the Bank and may receive dividends on their investment. The Bank does not have any wholly or partially owned subsidiaries, and the Bank does not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

The Federal Housing Finance Agency (the Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance).

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments, considered necessary for a fair statement have been included. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the Bank’s audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 — Recently Issued Accounting Standards and Interpretations

FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Bank adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on the Banks’ financial condition, results of operations, or cash flows.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS 161). On March 19, 2008, the FASB issued SFAS 161, which is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank’s adoption of SFAS 161 on January 1, 2009, resulted in increased financial statement disclosures. See Note 8 — Derivatives and Hedging Activities for required disclosures.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. FSP FAS 115-2 and 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not likely that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the financial statements. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Subsequent non-other-than-temporary impairment related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings. The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovery of its amortized cost basis.

The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the $349.1 million cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2 as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. The following table illustrates the effect of adoption.

Impact of Adopting FSP FAS 115-2 and FAS 124-2

As of January 1, 2009

(dollars in thousands)

	Amount prior to Adoption	Effect of Adoption	Amount after Adoption
CAPITAL
Capital stock — Class B — putable ($100 par value), 35,847 shares issued and outstanding at December 31, 2008	$3,584,720	$—	$3,584,720
(Accumulated deficit) retained earnings	(19,749)	349,106	329,357
Accumulated other comprehensive loss:
Net unrealized loss on held-to-maturity securities	—	(349,106)	(349,106)
Net unrealized loss on available-for-sale securities	(130,480)	—	(130,480)
Net unrealized loss relating to hedging activities	(379)	—	(379)
Pension and postretirement benefits	(3,887)	—	(3,887)

Total Capital	$3,430,225	$—	$3,430,225

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP FAS 157-4). On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be applied prospectively. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Bank adopted FSP FAS 157-4 effective January 1, 2009. See Note 15 — Estimated Fair Values for further details. The Bank’s adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends the disclosure requirements in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting (APB 28) to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. Its adoption did not have an effect on the Bank’s financial condition, results of operations, or cash flows. See Note 15 — Estimated Fair Values for the required disclosures.

Note 3 — Trading Securities

Major Security Types. Trading securities as of March 31, 2009, and December 31, 2008, were as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Mortgage-backed securities
U.S. government guaranteed	$26,438	$26,533
Government-sponsored enterprises	35,546	36,663

Total	$61,984	$63,196

Net gains on trading securities for the three months ended March 31, 2009 and 2008, consist of a change in net unrealized holding gains of $1.1 million and $75,000 for securities held on March 31, 2009 and 2008, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2009, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Loss
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

Supranational banks	$349,695	$129,459	$—	$(69,093)	$410,061
U.S. government corporations	213,247	96,011	—	(72,832)	236,426
Government-sponsored enterprises	113,628	41,364	19	(26,905)	128,106
	676,570	266,834	19	(168,830)	774,593

Mortgage-backed securities
Government-sponsored enterprises	295,866	25,256	—	(7,293)	313,829

Total	$972,436	$292,090	$19	$(176,123)	$1,088,422

Available-for-sale securities as of December 31, 2008, were as follows (dollars in thousands):

			Amounts Recorded in
		SFAS 133	Accumulated Other
		Carrying	Comprehensive Loss
	Amortized	Value	Unrealized	Unrealized	Estimated
	Cost	Adjustments	Gains	Losses	Fair Value

Supranational banks	$349,865	$152,025	$—	$(42,906)	$458,984
U.S. government corporations	213,308	121,037	—	(58,489)	275,856
Government-sponsored enterprises	113,636	50,842	102	(21,450)	143,130
State or local housing-finance-agency obligations	21,685	—	—	—	21,685
	698,494	323,904	102	(122,845)	899,655

Mortgage-backed securities
Government-sponsored enterprises	296,113	26,373	—	(7,737)	314,749

Total	$994,607	$350,277	$102	$(130,582)	$1,214,404

The following table summarizes available-for-sale securities with unrealized losses as of March 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$8,803	$(1,399)	$401,258	$(67,694)	$410,061	$(69,093)
U.S. government corporations	—	—	236,426	(72,832)	236,426	(72,832)
Government-sponsored enterprises	—	—	102,997	(26,905)	102,997	(26,905)
	8,803	(1,399)	740,681	(167,431)	749,484	(168,830)

Mortgage-backed securities
Government-sponsored enterprises	—	—	313,829	(7,293)	313,829	(7,293)

Total temporarily impaired	$8,803	$(1,399)	$1,054,510	$(174,724)	$1,063,313	$(176,123)

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2008, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$410,348	$(38,231)	$48,636	$(4,675)	$458,984	$(42,906)
U.S. government corporations	275,856	(58,489)	—	—	275,856	(58,489)
Government-sponsored enterprises	47,669	(5,433)	70,110	(16,017)	117,779	(21,450)
	733,873	(102,153)	118,746	(20,692)	852,619	(122,845)

Mortgage-backed securities
Government-sponsored enterprises	—	—	314,749	(7,737)	314,749	(7,737)

Total temporarily impaired	$733,873	$(102,153)	$433,495	$(28,429)	$1,167,368	$(130,582)

Investments in government-sponsored enterprise securities, specifically debentures issued by Fannie Mae and Freddie Mac, have been affected by investor concerns regarding those entities’ capital levels that are needed to offset expected credit losses that may result from declining home prices. The Housing and Economic Recovery Act of 2008 (HERA) contains provisions allowing the U.S. Treasury to provide support to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). Additionally, in September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. The Finance Agency will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.

The Bank evaluates individual available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment. To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or screens which consider various characteristics of each security including, but not limited to: the credit rating and related outlook or status; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at March 31, 2009. The Bank’s available-for-sale securities portfolio has experienced unrealized losses and a decrease in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in unrealized loss position and neither intends to sell these securities and it is not likely that the Bank will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2009, and December 31, 2008, are shown below (dollars in thousands). Expected maturities of some securities and mortgage-backed securities (MBS) may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$24,998	$25,110	$24,995	$25,352
Due after one year through five years	—	—	21,685	21,685
Due after five years through 10 years	—	—	—	—
Due after 10 years	651,572	749,483	651,814	852,618
	676,570	774,593	698,494	899,655

Mortgage-backed securities	295,866	313,829	296,113	314,749

Total	$972,436	$1,088,422	$994,607	$1,214,404

As of March 31, 2009, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $40.3 million. Of that amount, $39.7 million relate to non-MBS and $650,000 relate to MBS. As of December 31, 2008, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $40.8 million. Of that amount, $39.9 million relate to non-MBS and $897,000 relate to MBS.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of March 31, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value

Certificates of deposit	$565,000	$—	$565,000	$110	$—	$565,110
U.S. agency obligations	38,084	—	38,084	2,348	—	40,432
State or local housing-finance-agency obligations	273,094	—	273,094	1,572	(64,451)	210,215
	876,178	—	876,178	4,030	(64,451)	815,757

Mortgage-backed securities
U.S. government guaranteed	11,443	—	11,443	763	(36)	12,170
Government-sponsored enterprises	4,170,161	—	4,170,161	117,339	(32,904)	4,254,596
Private-label MBS	3,974,375	(1,077,927)	2,896,448	—	(783,755)	2,112,693
	8,155,979	(1,077,927)	7,078,052	118,102	(816,695)	6,379,459

Total	$9,032,157	$(1,077,927)	$7,954,230	$122,132	$(881,146)	$7,195,216

Held-to-maturity securities as of December 31, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Certificates of deposit	$565,000	$157	$—	$565,157
U.S. agency obligations	39,995	1,264	—	41,259
State or local housing-finance-agency obligations	278,128	735	(82,741)	196,122
	883,123	2,156	(82,741)	802,538

Mortgage-backed securities
U.S. government guaranteed	11,870	680	(35)	12,515
Government-sponsored enterprises	4,384,215	62,576	(87,007)	4,359,784
Other	3,989,016	4	(1,579,075)	2,409,945
	8,385,101	63,260	(1,666,117)	6,782,244

Total	$9,268,224	$65,416	$(1,748,858)	$7,584,782

The following table summarizes held-to-maturity securities with unrealized losses as of March 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. Included in this table are investments for which a portion of an other-than-temporary impairment has been recognized in accumulated other comprehensive loss (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local housing-finance-agency obligations	$5,951	$(79)	$137,253	$(64,372)	$143,204	$(64,451)

Mortgage-backed securities
U.S. government guaranteed	—	—	1,306	(36)	1,306	(36)
Government-sponsored enterprises	1,020,114	(30,944)	8,825	(1,960)	1,028,939	(32,904)
Private-label MBS	18,805	(9,207)	2,087,207	(1,852,562)	2,106,012	(1,861,769)
	1,038,919	(40,151)	2,097,338	(1,854,558)	3,136,257	(1,894,709)

Total temporarily impaired	$1,044,870	$(40,230)	$2,234,591	$(1,918,930)	$3,279,461	$(1,959,160)

The following table summarizes held-to-maturity securities with unrealized losses as of December 31, 2008, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local housing-finance-agency obligations	$41,075	$(1,151)	$121,475	$(81,590)	$162,550	$(82,741)

Mortgage-backed securities
U.S. government guaranteed	1,366	(35)	—	—	1,366	(35)
Government-sponsored enterprises	1,820,254	(84,509)	25,132	(2,498)	1,845,386	(87,007)
Other	166,552	(121,625)	1,892,594	(1,457,450)	2,059,146	(1,579,075)
	1,988,172	(206,169)	1,917,726	(1,459,948)	3,905,898	(1,666,117)

Total temporarily impaired	$2,029,247	$(207,320)	$2,039,201	$(1,541,538)	$4,068,448	$(1,748,858)

Investments in government-sponsored enterprise securities, specifically debentures issued by Fannie Mae and Freddie Mac, have been affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. HERA contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008 the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. The Finance Agency will manage Fannie Mae and Freddie Mac in an attempt to stabilize their financial conditions and their ability to support the secondary mortgage market.

The Bank evaluates individual held-to-maturity investment securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment. To effect consistency among the FHLBanks, the Bank uses estimated cash flows based on key modeling assumptions provided by the FHLBank of San Francisco for its residential private-label MBS other than subprime private-label MBS. To effect consistency among the FHLBanks that have subprime private-label MBS, the FHLBanks, including the Bank, have selected the FHLBank of Chicago’s platform, and the FHLBank of Chicago has provided the Bank with the key modeling assumptions for such private-label MBS and also has run the cash flow analysis for the Bank as the Bank does not have the platform necessary to mirror the FHLBank of Chicago’s loan-level analysis of such securities. In the event that the FHLBank of Chicago does not have the ability to model a particular subprime MBS owned by the Bank, the latter will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. The Bank continues to define the modeling assumptions and run the cash flow analysis for commercial private-label MBS.

The difference between this estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered the credit loss. To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or screens selected by the FHLBank of San Francisco, Chicago or the Bank based on the type of private-label MBS with such estimations based on either the FHLBank of San Francisco, Chicago or our assumptions as applicable, which consider various characteristics of each security including, but not limited to: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency MBS; the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. At-risk securities are evaluated by estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the Bank modified certain assumptions in its cash flow analysis to reflect more extreme loss severities and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security. In performing a detailed cash flow analysis, the Bank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred.

As a result of these evaluations, at March 31, 2009, the Bank recognized other-than-temporary impairment losses related to MBS instruments in its held-to-maturity portfolio, as further described in this footnote. The Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. These securities included 17 securities, representing an aggregate par amount of $689.0 million at March 31, 2009, that had previously been identified as other-than-temporarily impaired in 2008 and 50 securities, representing an aggregate par amount of $1.5 billion at March 31, 2009, that were identified as other-than-temporarily impaired in the first quarter of 2009. Because of continued credit deterioration in the non-agency mortgage-backed securities market, an additional impairment of $45.7 million related to credit loss and an additional impairment of $7.9 million related to all other factors were recorded in the first quarter of 2009 on the 17 non-agency MBS previously identified as other-than-temporarily impaired. For the 50 newly identified non-agency MBS with other-than-temporary impairment, the Bank recorded an impairment of $81.2 million related to credit loss and an impairment of $759.8 million related to all other factors. The Bank does not intend to sell these securities and it is not likely that the Bank will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis.

The Bank recognized total other-than-temporary impairment charges of $126.9 million in the first quarter of 2009 related to the credit losses on MBS instruments in its held-to-maturity portfolio, which are reported in the statement of income as net impairment losses on held-to-maturity securities recognized in earnings, and the impairment related to noncredit portion of $767.7 million, which was reflected in the statement of condition as accumulated other comprehensive loss — net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings.

The provisions of FSP FAS 115-2 and 124-2 are effective in the second quarter of 2009; however, as permitted under the pronouncement, the Bank early adopted on January 1, 2009. Had the Bank not adopted FSP FAS 115-2 and 124-2 the Bank would have recognized the entire other-than-temporary impairment amount in net income during the three months ended March 31, 2009.

The following table displays the Bank’s securities for which an other-than-temporary impairment was recognized based on the Bank’s impairment analysis of its investment portfolio at March 31, 2009 (dollars in thousands).

	At March 31, 2009				For the Three Months Ended March 31, 2009
					Other-Than- Temporary	Other-Than- Temporary
	Par Value	Amortized Cost	Gross Unrealized Losses	Fair Value	Impairment Related to Credit Loss	Impairment Related to Non- Credit Loss	Total Impairment Losses

Other-Than-Temporarily Impaired Investment

Private-label residential MBS — Alt-A	$2,147,368	$1,983,040	$(1,076,863)	$906,177	$(126,902)	$(766,894)	$(893,796)

Home equity loans - Subprime	1,407	1,397	(759)	638	(10)	(759)	(769)

Total other-than-temporarily impaired securities	$2,148,775	$1,984,437	$(1,077,622)	$906,815	$(126,912)	$(767,653)	$(894,565)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of an other-than-temporary impairment charge was recognized into accumulated other comprehensive loss (dollars in thousands).

For the Three Months Ended
March 31, 2009

Balance as of January 1, 2009 (1)	$32,638

Credit losses for which other-than-temporary impairment was not previously recognized	81,204

Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	45,708

Balance as of March 31, 2009	$159,550

(1)          The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the cumulative effect of initially applying FSP 115-2 and 124-2, totaling $349.1 million, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Credit losses remaining in retained earnings upon the adoption of FSP FAS 115-2 and 124-2 totaled $32.6 million.

Redemption Terms. The amortized cost, carrying value and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2009, and December 31, 2008, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009			December 31, 2008
			Estimated		Estimated
	Amortized	Carrying	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Value	Cost (1)	Value

Due in one year or less	$565,835	$565,835	$565,971	$565,000	$565,157
Due after one year through five years	5,745	5,745	5,909	6,653	6,834
Due after five years through 10 years	56,182	56,182	58,201	42,771	42,612
Due after 10 years	248,416	248,416	185,676	268,699	187,935
	876,178	876,178	815,757	883,123	802,538

Mortgage-backed securities	8,155,979	7,078,052	6,379,459	8,385,101	6,782,244

Total	$9,032,157	$7,954,230	$7,195,216	$9,268,224	$7,584,782

(1)          At December 31, 2008, carrying value equaled amortized cost.

As of March 31, 2009, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $1.3 billion. Of that amount, $249,000 relate to non-MBS and $1.3 billion relate to MBS. As of December 31, 2008, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $408.5 million. Of that amount, $258,000 relate to non-MBS and $408.2 million relate to MBS. The net discount on MBS includes the other-than-temporary impairment loss recorded on December 31, 2008, totaling $381.7 million.

For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended March 31, 2009, the

Bank accreted $38.8 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held to maturity securities.

For the three months ended March 31, 2009, the Bank also accreted $236,000 into interest income for debt securities for which impairment charges were recorded in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income prospectively over the life of the security as an adjustment to the yield.

Note 6 — Advances

Redemption Terms. At March 31, 2009, and December 31, 2008, the Bank had advances outstanding, including AHP advances at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands).

	March 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$6,213	0.68%	$28,444	0.46%
Due in one year or less	26,280,225	1.56	32,363,291	2.42
Due after one year through two years	5,441,142	4.18	5,418,310	4.23
Due after two years through three years	4,088,784	3.14	4,953,624	3.27
Due after three years through four years	2,841,649	3.94	2,507,092	4.30
Due after four years through five years	4,489,691	2.32	5,119,387	2.43
Thereafter	5,312,810	4.08	5,439,874	4.13

Total par value	48,460,514	2.47%	55,830,022	2.92%

Premiums	7,908		9,279
Discounts	(20,438)		(20,883)
SFAS 133 hedging adjustments	985,338		1,107,849

Total	$49,433,322		$56,926,267

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2009, and December 31, 2008, the Bank had callable advances outstanding totaling $4.0 million and $5.5 million, respectively.

The following table summarizes advances at March 31, 2009, and December 31, 2008, by year of contractual maturity or next call date for callable advances (dollars in thousands):

	March 31, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$6,213	—%	$28,444	—%
Due in one year or less	26,280,225	54.2	32,368,791	58.0
Due after one year through two years	5,441,142	11.2	5,418,310	9.7
Due after two years through three years	4,092,784	8.4	4,948,124	8.9
Due after three years through four years	2,841,649	5.9	2,507,092	4.5
Due after four years through five years	4,485,691	9.3	5,119,387	9.2
Thereafter	5,312,810	11.0	5,439,874	9.7

Total par value	$48,460,514	100.0%	$55,830,022	100.0%

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At March 31, 2009, and December 31, 2008, the Bank had putable advances outstanding totaling $9.0 billion and $9.3 billion, respectively.

The following table summarizes advances outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances (dollars in thousands):

	March 31, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$6,213	—%	$28,444	—%
Due in one year or less	32,878,950	67.8	39,061,566	70.0
Due after one year through two years	4,276,542	8.8	4,529,960	8.1
Due after two years through three years	4,202,484	8.7	4,906,824	8.8
Due after three years through four years	1,687,349	3.5	1,599,042	2.9
Due after four years through five years	4,048,441	8.4	4,277,587	7.7
Thereafter	1,360,535	2.8	1,426,599	2.5

Total par value	$48,460,514	100.0%	$55,830,022	100.0%

Security Terms. The Bank lends to its members and housing associates chartered within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932 (FHLBank Act). The FHLBank Act generally requires the Bank to obtain eligible collateral on advances sufficient to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits, and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. Notwithstanding the FHLBank Act’s general requirements regarding the eligibility of collateral, Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. CFIs are institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date. At March 31, 2009, and December 31, 2008, the Bank had rights to collateral, on a member-by-member basis, with an estimated value greater than outstanding advances.

Credit Risk. While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions along with the expanded statutory collateral rules for CFIs and housing associates provides the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage this credit risk. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowance for losses on advances. The Bank’s credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions.

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of March 31, 2009, and December 31, 2008 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of March 31, 2009
RBS Citizens N.A., Providence, RI	$11,113,964	22.9%	$3,891	2.7%
Bank of America Rhode Island, N.A., Providence, RI	10,695,620	22.1	51,359	35.9

As of December 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$14,200,378	25.4%	$117,316	52.0%
RBS Citizens N.A., Providence, RI	11,409,138	20.4	15,422	6.8

The Bank held sufficient collateral to cover advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three months ended March 31, 2009 and 2008, as follows (dollars in thousands):

	For the Three Months Ended March 31,
Name	2009	2008

Bank of America Rhode Island, N.A., Providence, RI	$58,697	$245,452
RBS Citizens N.A., Providence, RI	21,451	79,453

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2009 (dollars in thousands):

	Balance at	For the Three Months Ended March 31, 2009		Balance at
	December 31, 2008	Disbursements to Members	Payments from Members	March 31, 2009

RBS Citizens N.A., Providence, RI	$11,409,138	$12,040,000	$(12,335,174)	$11,113,964
Bank of America Rhode Island, N.A., Providence, RI	14,200,378	6,843,810	(10,348,568)	10,695,620

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Par amount of advances
Fixed-rate	$43,770,174	$49,880,620
Variable-rate	4,690,340	5,949,402

Total	$48,460,514	$55,830,022

Variable-rate advances noted in the above table include advances outstanding at both March 31, 2009, and December 31, 2008, totaling $223.5 million, which contain embedded interest-rate caps or floors.

Note 7 — Mortgage Loans Held for Portfolio

Under the Bank’s Mortgage Partnership Finance®(MPF®) program, the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are sold to the Bank.

The following table presents mortgage loans held for portfolio as of March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Real estate
Fixed-rate 15-year single-family mortgages	$988,705	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	3,060,448	3,107,424
Premiums	31,058	32,476
Discounts	(11,244)	(11,576)
Deferred derivative gains and losses, net	(1,701)	(1,495)

Total mortgage loans held for portfolio	4,067,266	4,153,887

Less: allowance for credit losses	(450)	(350)

Total mortgage loans, net of allowance for credit losses	$4,066,816	$4,153,537

The following table details the par value of mortgage loans held for portfolio at March 31, 2009, and December 31, 2008 (dollars in thousands):

“Mortgage Partnership Finance,” “MPF,”  “eMPF” and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

	March 31, 2009	December 31, 2008

Conventional loans	$3,677,520	$3,755,215
Government-insured or guaranteed loans	371,633	379,267

Total par value	$4,049,153	$4,134,482

An analysis of the allowance for credit losses for the three months ended March 31, 2009 and 2008, follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Balance at beginning of period	$350	$125
Provision for credit losses	100	—

Balance at end of period	$450	$125

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At March 31, 2009, and December 31, 2008, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at March 31, 2009, and December 31, 2008, totaled $26.4 million and $21.3 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at March 31, 2009, and December 31, 2008, totaled $3.7 million and $3.9 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the three months ended March 31, 2009 and 2008, the Bank sold REO assets with a recorded carrying value of $1.9 million and $1.1 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $51,000 and $9,000 on the sale of REO assets during the three months ended March 31, 2009 and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 8 — Derivatives and Hedging Activities

The Bank adopted SFAS 161 on January 1, 2009. SFAS 161 improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Bank’s adoption of SFAS 161 resulted in increased financial statement disclosures.

Accounting for derivatives is addressed in the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivatives Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the statement of condition at fair value. Due to the application of the FASB FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), derivative assets and derivative liabilities reported on the statement of condition include the net cash collateral and accrued interest from counterparties.

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

(3) a nonqualifying hedge of an asset or liability (economic hedge) for asset-liability-management purposes; or

(4) a nonqualifying hedge of another derivative (an intermediation instrument) that is offered as a product to members or used to offset other derivatives with nonmember counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as net gains (losses) on derivatives and hedging activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as net gains (losses) on derivatives and hedging activities.

An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows.

The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income as net gains (losses) on derivatives and hedging activities.

The differential between accrual of interest receivable and payable on derivatives designated as fair-value or cash-flow hedges are recognized as adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, or other financial instruments. The differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges are recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading under SFAS 115, as well as hybrid financial instruments accounted for under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of March 31, 2009, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the long-haul method of accounting. Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or COs and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria within SFAS 133 for applying the shortcut method, provided all the other criteria of SFAS 133 paragraph 68 are also met. The Bank then records changes in fair value of the derivative and the hedged item beginning on the trade date.

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

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, the Bank continues to carry the derivative on the statement of condition at its fair value and amortizes the cumulative other comprehensive loss adjustment to earnings when earnings are affected by the existing hedged item, which is the original forecasted transaction.

Under limited circumstances, when the Bank discontinues cash-flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable that the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gain and loss that were accumulated in other comprehensive loss are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

For the three months ended March 31, 2009 and 2008, the Bank recorded net gains (losses) on derivatives and hedging activities totaling $24,000 and $(4.3) million, respectively, in other income. The components of net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2009 and 2008, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest-rate swaps	$465	$1,698
Total net gain related to fair value hedge ineffectiveness	465	1,698

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest-rate swaps	(408)	(5,704)
Interest-rate caps or floors	(40)	(27)
Mortgage-delivery commitments	7	(273)
Total net loss related to derivatives not designated as hedging instruments under SFAS 133	(441)	(6,004)

Net gains (losses) on derivatives and hedging activities	$24	$(4,306)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended March 31, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$114,271	$(115,917)	$(1,646)	$(87,514)
Investments	58,136	(58,458)	(322)	(10,592)
Deposits	(341)	341	—	334
Consolidated obligations - bonds	(51,322)	53,457	2,135	(47,008)
Consolidated obligations - discount notes	(912)	1,210	298	(978)

	$119,832	$(119,367)	$465	$(145,758)

(1)   The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of income.

	For the Three Months Ended March 31, 2008
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(361,068)	$360,941	$(127)	$(3,756)
Investments	(51,524)	51,713	189	(4,064)
Deposits	914	(914)	—	168
Consolidated obligations - bonds	145,153	(143,560)	1,593	(23,643)
Consolidated obligations - discount notes	3,420	(3,377)	43	(1,283)

	$(263,105)	$264,803	$1,698	$(32,578)

(1)   The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of income.

The following table presents the fair value of derivative instruments as of March 31, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under SFAS 133:
Interest-rate swaps	$30,001,661	$415,964	$(1,408,827)

Derivatives not designated as hedging instruments under SFAS 133:
Interest-rate swaps	157,750	—	(8,810)
Interest-rate caps or floors	66,500	682	(385)
Mortgage-delivery commitments (1)	20,634	45	(38)
Total derivatives not designated as hedging instruments under SFAS 133	244,884	727	(9,233)

Total notional amount of derivatives	$30,246,545

Total derivatives before netting and collateral adjustments		416,691	(1,418,060)

Netting adjustments		(362,809)	362,809
Cash collateral and related accrued interest		(25,144)	—
Total collateral and netting adjustments (2)		(387,953)	362,809

Derivative assets and derivative liabilities as reported on the statement of condition		$28,738	$(1,055,251)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149) with changes in fair value recorded in other income.

(2)          Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

The following table presents the fair value of derivative instruments as of December 31, 2008 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments under SFAS 133:
Interest-rate swaps	$30,543,713	$486,743	$(1,576,468)

Derivatives not designated as hedging instruments under SFAS 133:
Interest-rate swaps	157,750	—	(8,856)
Interest-rate caps or floors	81,500	688	(367)
Interest-rate futures / forwards	10,000	—	(133)
Mortgage-delivery commitments (1)	32,672	4	(369)
Total derivatives not designated as hedging instruments under SFAS 133	281,922	692	(9,725)

Total notional amount of derivatives	$30,825,635

Total derivatives before netting and collateral adjustments		487,435	(1,586,193)

Netting adjustments		(439,818)	439,818
Cash collateral and related accrued interest		(18,682)	(27,419)
Total collateral and netting adjustments (2)		(458,500)	412,399

Derivative assets and derivative liabilities as reported on the statement of condition		$28,935	$(1,173,794)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149 with changes in fair value recorded in other income.

(2)          Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

Credit Risk. At March 31, 2009, and December 31, 2008, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $28.7 million and $28.9 million, respectively. These totals include $16.4 million and $5.1 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $25.1 million and $46.1 million as collateral as of March 31, 2009, and December 31, 2008, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at March 31, 2009, was $1.1 billion for which the Bank has posted post-haircut collateral with a value of $689.5 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $297.0 million of post-haircut-valued collateral to our derivatives counterparties at March 31, 2009. However, the Bank’s credit rating has not change during the previous 12 months.

The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s) at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 10 — Consolidated Obligations for additional information. Also Note 16 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with related parties or affiliates of related parties at March 31, 2009, and December 31, 2008 (dollars in thousands):

			March 31, 2009		December 31, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of total Derivatives	Notional Amount	Percent of total Derivatives

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$2,862,025	9.47%	$3,083,587	10.01%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	1,304,260	4.32	1,451,760	4.71
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	—	—	10,000	0.03

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

The following table details interest-bearing and non-interest-bearing deposits as of March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Interest bearing
Demand and overnight	$766,881	$529,516
Term	31,141	67,353
Other	3,146	3,612
Non-interest bearing
Other	39,682	10,589

Total deposits	$840,850	$611,070

Note 10 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Agency and the U.S. Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than the face amount and are redeemed at par value when they mature. See Note 16 — Commitments and Contingencies for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the 12 FHLBanks through issuance of COs to the U.S. Treasury.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Par value of CO bonds
Fixed-rate bonds	$24,874,615	$28,151,315
Simple variable-rate bonds	4,987,000	3,050,000
Zero-coupon bonds	1,100,000	1,780,000
Step-up bonds	—	350,000

Total par value	$30,961,615	$33,331,315

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$12,124,875	2.40%	$15,200,275	2.85%
Due after one year through two years	7,473,810	2.69	5,338,110	3.49
Due after two years through three years	2,475,050	3.48	2,598,350	3.87
Due after three years through four years	2,052,880	4.17	1,735,580	4.70
Due after four years through five years	2,237,300	3.92	2,454,000	4.06
Thereafter	4,597,700	5.44	6,005,000	5.58

Total par value	30,961,615	3.24%	33,331,315	3.71%

Premiums	72,195		80,586
Discounts	(940,086)		(1,481,762)
SFAS 133 hedging adjustments	270,850		323,863

Total	$30,364,574		$32,254,002

The Bank’s CO bonds outstanding at March 31, 2009, and December 31, 2008, included (dollars in thousands):

	March 31, 2009	December 31, 2008
Par value of CO bonds
Noncallable or non-putable	$24,580,615	$23,940,315
Callable	6,381,000	9,391,000

Total par value	$30,961,615	$33,331,315

The following table summarizes CO bonds outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008

Due in one year or less	$16,844,875	$19,800,275
Due after one year through two years	6,954,810	5,959,110
Due after two years through three years	1,765,050	2,258,350
Due after three years through four years	1,477,880	1,230,580
Due after four years through five years	1,726,300	1,878,000
Thereafter	2,192,700	2,205,000

Total par value	$30,961,615	$33,331,315

Consolidated Obligation Discount Notes.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

March 31, 2009	$41,147,285	$41,180,560	0.56%

December 31, 2008	$42,472,266	$42,567,305	1.59%

(1)          The CO discount notes’ weighted-average rate represents a yield to maturity.

Note 11— Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $86.2 million for both March 31, 2009, and December 31, 2008, respectively.

The following table is an analysis of the AHP liability for the three months ended March 31, 2009, and the year ended December 31, 2008, (dollars in thousands):

Roll-forward of the AHP Liability	Three Months Ended March 31, 2009	Year Ended December 31, 2008

Balance at beginning of year	$34,815	$48,451
AHP expense for the period	—	—
AHP direct grant disbursements	(1,592)	(11,400)
AHP subsidy for below-market-rate advance disbursements	(195)	(2,479)
Return of previously disbursed grants and subsidies	48	243

Balance at end of the period	$33,076	$34,815

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

The Bank was in compliance with these capital rules and requirements throughout 2008 and the first quarter of 2009. The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2009, and December 31, 2008 (dollars in thousands).

	March 31, 2009		December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual

Risk-based capital	$2,661,634	$3,941,318	$2,133,384	$3,658,377

Total regulatory capital	$3,055,172	$3,941,318	$3,214,127	$3,658,377
Total capital-to-asset ratio	4.0%	5.2%	4.0%	4.6%

Leverage capital	$3,818,965	$5,911,976	$4,017,658	$5,487,565
Leverage capital-to-assets ratio	5.0%	7.7%	5.0%	6.8%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Related-Party Activities. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$1,082,548	29.3%	$1,082,548	29.4%
RBS Citizens N.A., Providence, RI	515,748	14.0	515,043	14.0

Note 13 — Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $740,000 and $920,000 for the three months ended March 31, 2009, and 2008, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

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

The following table presents the components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Supplemental Retirement Plan for the Three Months Ended March 31,		Postretirement Benefit Plan for the Three Months Ended March 31,
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$140	$128	$6	$6
Interest cost	200	176	6	5
Amortization of prior service cost	(4)	(4)	—	—
Amortization of net actuarial loss	128	118	1	—
Net periodic benefit cost	$464	$418	$13	$11

Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contributions were $222,000 and $194,000 for the three months ended March 31, 2009 and 2008, respectively.

The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank’s contribution to these plans totaled $35,000 and $101,000 for the three months ended March 31, 2009 and 2008, respectively. The Bank’s obligation from this plan was $1.8 million and $4.7 million at March 31, 2009, and December 31, 2008, respectively.

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

The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other loss, other expense, and income before assessments for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	(Loss) Income Before Assessments

2009	$17,125	$39,852	$56,977	$(124,863)	$15,552	$(83,438)

2008	$7,004	$89,477	$96,481	$(5,609)	$14,404	$76,468

The following table presents total assets by business segment as of March 31, 2009, and December 31, 2008 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

March 31, 2009	$4,089,931	$72,289,365	$76,379,296

December 31, 2008	$4,177,313	$76,175,854	$80,353,167

The following table presents average-earning assets by business segment for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total

2009	$4,137,206	$74,350,992	$78,488,198

2008	$4,072,579	$75,856,008	$79,928,587

Note 15 — Estimated Fair Values

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

SFAS 157 establishes a fair-value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level within the fair-value hierarchy for the fair-value measurement is determined. This overall level is an indication of how market observable the fair-value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The objective of a fair-value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair-value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1                     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value generally include certain types of derivative contracts that are traded in an open exchange market and investments such as U.S. Treasury securities.

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

Level 3                     Inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs are supported by little or no market activity and reflect the Bank’s own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include certain private-label MBS and state or local agency obligations.

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

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at March 31, 2009 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities	$—	$61,984	$—	$—	$61,984
Available-for-sale securities	—	1,088,422	—	—	1,088,422
Derivative assets	—	416,691	—	(387,953)	28,738
Total assets at fair value	$—	$1,567,097	$—	$(387,953)	$1,179,144

Liabilities:
Derivative liabilities	$—	$(1,418,060)	$—	$362,809	$(1,055,251)
Total liabilities at fair value	$—	$(1,418,060)	$—	$362,809	$(1,055,251)

(1)            Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral associated with derivative contracts, including accrued interest, as of March 31, 2009, totaled $25.1 million.  The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at December 31, 2008 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

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

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. If a change in classification results in an item moving into or out of the Level 3 fair-value hierarchy, such reclassification will be reported as a transfer in/out of Level 3 at fair value in the quarter in which the change occurs.

Fair Value on a Nonrecurring Basis. Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

In accordance with the provisions of SFAS 115, as amended by FSP FAS 115-2 and 124-2 the Bank’s held-to-maturity securities with a carrying amount of $1.8 billion prior to write-down were written down to their fair value of $906.8 million.  The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded in the statement of income for the three months ended March 31, 2009 (dollars in thousands).

	Level 1	Level 2	Level 3	Credit Loss Reported in Earnings
Assets:
Impaired held-to-maturity securities	$—	$—	$906,815	$(126,912)

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

Investment Securities. Fair values of investment securities that are actively traded in orderly transactions by market participants in the secondary market are determined based on independent market-based prices received from a third-party pricing service. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid-level pricing in that market. Two factors may be used to determine the fair value of investment securities when the security is not actively traded in orderly transactions: (1) dealer quotes or (2) estimated fair value determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Further, the Bank performs an internal, independent price verification function that tests valuations received from third parties. Available-for-sale securities and trading securities are carried on the statement of condition at fair value.

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

Mortgage Loans. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loan pools available in the market or modeled prices. The modeled prices start with prices for new and seasoned MBS issued by government-sponsored enterprises (GSEs). Prices are then adjusted for differences in coupon, average loan rate, seasoning, and cash-flow remittance between the Bank’s mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the estimated fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable. The estimated fair value is the recorded book value.

Derivative Assets/Liabilities — Interest-Rate Exchange Agreements. The Bank bases the estimated fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The estimated fair value is based on the London Inter-Bank Offered Rate (LIBOR) swap curve and forward rates at period-end and, for agreements containing options, the market’s expectations of future interest-rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from/to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and nonperformance risk and has determined that no adjustments were necessary.

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

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2009, and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and CO bonds with options using methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest-rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair-value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

The carrying values and estimated fair values of the Bank’s financial instruments at March 31, 2009, and December 31, 2008 were as follows (dollars in thousands):

	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$5,759	$5,759	$5,735	$5,735
Interest-bearing deposits	11,552,123	11,552,123	3,279,075	3,279,075
Securities purchased under agreements to resell	1,000,000	999,993	2,500,000	2,499,950
Federal funds sold	900,000	899,995	2,540,000	2,539,945
Trading securities	61,984	61,984	63,196	63,196
Available-for-sale securities	1,088,422	1,088,422	1,214,404	1,214,404
Held-to-maturity securities	7,954,230	7,195,216	9,268,224	7,584,782
Advances	49,433,322	49,634,416	56,926,267	57,347,453
Mortgage loans, net	4,066,816	4,194,642	4,153,537	4,235,015
Accrued interest receivable	198,859	198,859	288,753	288,753
Derivative assets	28,738	28,738	28,935	28,935

Liabilities:
Deposits	(840,850)	(839,784)	(611,070)	(609,838)
Consolidated obligations:
Bonds	(30,364,574)	(30,734,825)	(32,254,002)	(32,679,716)
Discount notes	(41,147,285)	(41,159,166)	(42,472,266)	(42,559,462)
Mandatorily redeemable capital stock	(90,886)	(90,886)	(93,406)	(93,406)
Accrued interest payable	(234,418)	(234,418)	(258,530)	(258,530)
Derivative liabilities	(1,055,251)	(1,055,251)	(1,173,794)	(1,173,794)

Other:
Commitments to extend credit for advances	—	(1,238)	—	(525)
Standby bond-purchase agreements	—	1,010	—	976
Standby letters of credit	(230)	(230)	(366)	(366)

Note 16 — Commitments and Contingencies

As described in Note 10 - Consolidated Obligations, as provided by both the FHLBank Act and Finance Agency regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank, and as of March 31, 2009, and through the filing of this report, the Bank does not believe that it is probable that it will be asked to do so.

The Bank considered the guidance under FIN 45, and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at March 31, 2009, and December 31, 2008. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $1.1 trillion and $1.2 trillion at March 31, 2009, and December 31, 2008, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $68.3 million and $172.1 million at March 31, 2009, and December 31, 2008, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate. If the Bank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit as of March 31, 2009, and December 31, 2008, were as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Outstanding notional	$1,073,488	$1,148,442
Original terms	48 days to 20 years	One month to 20 years
Final expiration year	2024	2024

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $230,000 and $366,000 at March 31, 2009, and December 31, 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. The estimated fair value of commitments as of March 31, 2009, and December 31, 2008, is reported in Note 15 — Estimated Fair Values.

Commitments for unused line-of-credit advances totaled approximately $1.5 billion at both March 31, 2009, and December 31, 2008, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $20.6 million and $32.7 million at March 31, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2011. Total commitments for bond purchases were $354.9 million and $333.4 million at March 31, 2009, and December 31, 2008, respectively, with two state-housing authorities. The estimated fair value of standby bond-purchase agreements as of March 31, 2009, and December 31, 2008, is reported in Note 15 — Estimated Fair Values. At March 31, 2009, the Bank did not hold any bonds purchased under these agreements. At December 31, 2008, the Bank held $21.7 million of bonds purchased under these agreements. These bonds are classified as available-for-sale in the statement of condition.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s, and enters into bilateral-collateral agreements. As of March 31, 2009, and December 31, 2008, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $687.0 million and $920.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $848.0 million and $895.0 million par value of CO bonds that had traded but not settled as of March 31, 2009, and December 31, 2008, respectively. Additionally, the Bank had $830.0 million and $123.0 million par value of CO discount notes that had been traded but not settled as of March 31, 2009, and December 31, 2008, respectively.

Lending Agreement Collateral. On September 9, 2008, the Bank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, which is an additional source of liquidity for the FHLBanks, Fannie Mae, and Freddie Mac. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. The Bank has agreed to submit to the U.S. Treasury a weekly list of eligible collateral based on the lending agreement. As of March 31, 2009, the Bank had provided the U.S. Treasury with a listing of eligible collateral amounting to $37.6 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, the Bank had not drawn on this available source of liquidity.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. As discussed in Note 12 — Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of March 31, 2009. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6 — Advances, 8 — Derivatives and Hedging Activities, and 12 — Capital.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks, if any, are included within other interest income and interest expense from other borrowings in the statements of income.

The Bank did not have any borrowings from other FHLBanks outstanding at March 31, 2009, and December 31, 2008. Interest expense on borrowings from other FHLBanks for the three months ended March 31, 2009 and 2008, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended March 31,
Interest Expense on Borrowings from Other FHLBanks	2009	2008

FHLBank of Atlanta	$—	$18
FHLBank of Cincinnati	—	110
FHLBank of San Francisco	35	10
FHLBank of Seattle	—	3
FHLBank of Topeka	—	9

Total	$35	$150

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $299,000 and $255,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2009 and 2008, respectively, which has been recorded in the statements of income as other expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Boston (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•                  economic and market conditions;

•                  deterioration in the loan credit performance of the Bank’s private - label MBS portfolio beyond forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds resulting in the realization of additional other than temporary impairment charges;

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008.

PRIMARY BUSINESS RELATED DEVELOPMENTS

Investment Securities. The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the U.S. increase the level of credit risk to which the Bank is exposed in its investments in mortgage-related securities. The Bank’s investments in MBS and asset-backed securities (ABS) are directly or indirectly supported by underlying mortgage loans. The deterioration of mortgage loan credit performance and house prices, combined with the market effects of distressed MBS liquidations by major holders of mortgages caused a sharp decrease in MBS prices and has resulted in a net unrealized loss attributable to MBS of $1.8 billion as of March 31, 2009. The Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other than temporary. See Critical Accounting Estimates — Other-Than-Temporary Impairment Analysis within this Item for additional information regarding the Bank’s investment analysis procedures. As of March 31, 2009, management has determined that 67 of its private-label MBS were other-than-temporarily impaired resulting in a credit loss of $126.9 million and an increase to accumulated other comprehensive loss of $767.7 million.

Finance Agency Guidance for Determining Other-Than-Temporary Impairment. On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank with guidance (the Finance Agency Other-Than-Temporary Impairment Consistency Guidance) related to the Bank’s process for determining other-than-temporary impairment and the Bank’s adoption of FASB’s FSP FAS 115-2, with respect to the Bank’s holdings of private-label MBS. The Finance Agency Other-Than-Temporary Impairment Guidance has resulted in significant changes in the Bank’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, which is further described in Part I — Item 4 — Controls and Procedures — Changes to Internal Controls. See Recent Legislative and Regulatory Developments in this Item for additional information on the Finance Agency Other-Than-Temporary Impairment Consistency Guidance.

Contingent Liquidity. On March 6, 2009, the Bank received final guidance from the Finance Agency requiring the Bank to maintain sufficient liquidity through short-term investments in an amount at least equal to the Bank’s cash outflows under two different scenarios, as discussed in Part I – Item 3 – Quantitative and Qualitative Disclosures About Market Risk – Liquidity Risk. Prior to this time, regulations required the Bank to maintain five calendar days of contingent liquidity. The new requirement revises and formalizes guidance provided to the FHLBanks in the third quarter of 2008 and is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, the Bank maintains balances in shorter-term investments, which may earn lower interest rates than alternate investment options and may, in turn, adversely impact net interest income. In certain circumstances, the Bank may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing the Bank’s short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make the Bank’s advances less competitive, advance levels and, therefore, the Bank’s net interest income may be adversely impacted.

Competition from Legislation and Federal Programs to Stabilize the Credit Markets and Economy. Members continue to access the myriad of liquidity programs established in response to the continuing volatility in the global capital markets and the U.S. economic and housing recession, including the Troubled Assets Relief Program’s (the TARP’s) capital injections, which directly increase each recipient’s ability to lend; favorable changes to the Federal Reserve Board’s requirements for borrowing directly from the Federal Reserve Banks (including via the discount window and the Term Auction Facility); the Federal Reserve Board’s commercial paper facility; and the FDIC’s Temporary Liquidity Guarantee Program as surrogates to the Bank’s traditional advance products. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of other factors including, among others, market conditions, members’ creditworthiness, and availability of collateral. Demand for the Bank’s advances may be adversely impacted by additional legislative and regulatory developments. For example, on February 27, 2009, the FDIC approved a final rule to increase deposit insurance premium assessments based on secured liabilities, including the Bank’s advances, to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent as further described under Part I — Item 3 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments. The demand for advances to Bank members impacted by this final rule may decrease due to the increased all-in cost of advances to these members from their increased deposit insurance premium assessments.

Appointment of Interim President and Chief Executive Officer. Effective May 1, 2009, the Bank’s board of directors appointed M. Susan Elliott to serve as interim president and chief executive officer of the Bank, following Michael A. Jessee’s retirement on April 30, 2009. Mr. Jessee’s retirement is described in Item 11 — Executive Compensation — Employment Status and Severance Benefits of the 2008 Annual Report on Form 10-K. Ms. Elliott will retain her current responsibilities as executive vice president and director of member services during this interim period. The Bank has no employment arrangement with Ms. Elliott. Neither Ms. Elliott nor any member of her immediate family has or has had any material interest in any transaction or proposed transaction with the Bank. Ms. Elliott’s base annual salary is $294,000. Other elements of her compensation, including certain retirement and deferred compensation plans, post-termination payments, benefits, and perquisites, are described in Item 11 — Executive Compensation of the 2008 Annual Report on Form 10-K.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2008, have been derived from the Bank’s audited financial statements. Financial highlights for the March 31, 2009 and 2008, interim periods have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA
(dollars in thousands)

	March 31, 2009	December 31, 2008
Statement of Condition
Total assets	$76,379,296	$80,353,167
Investments (1)	21,556,759	16,364,899
Securities purchased under agreements to resell	1,000,000	2,500,000
Advances	49,433,322	56,926,267
Mortgage loans held for portfolio, net	4,066,816	4,153,537
Deposits and other borrowings	840,850	611,070
Consolidated obligations, net	71,511,859	74,726,268
Mandatorily redeemable capital stock	90,886	93,406
Class B capital stock outstanding — putable (2)	3,604,513	3,584,720
Total capital	2,592,230	3,430,225

Other Information
Total capital ratio (3)	5.16	4.55%

	For The Three Months Ended March 31,
	2009	2008
Results of Operations
Net interest income	$57,077	$96,481
Other income (loss)	2,049	(5,609)
Net impairment losses on held-to-maturity securities recognized in earnings	(126,912)	—
Other expense	15,552	14,404
AHP and REFCorp assessments	—	20,313
Net (loss) income	(83,438)	56,155

Other Information (4)
Dividends declared	$—	$49,627
Dividend payout ratio	N/A	88.38%
Weighted-average dividend rate (5)	N/A	6.00
Return on average equity (6)	(8.59)%	6.47
Return on average assets	(0.43)	0.28
Net interest margin (7)	0.29	0.49

(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, and federal funds sold.

(2)          Capital stock is putable at the option of a member.

(3)          Total capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Capital regarding the Bank’s regulatory capital ratios.

(4)          Yields are annualized.

(5)          Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock and retained earnings. The average daily balance of accumulated other comprehensive loss is not included in the calculation.

(7)          Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

QUARTERLY OVERVIEW

For the three months ended March 31, 2009, the Bank recognized a net loss of $83.4 million, compared with net income of $56.2 million for the same period in 2008. This $139.6 million decrease was primarily driven by the other-than-temporary impairment of certain private-label MBS. Other-than-temporary impairment of these securities resulted in a credit loss of $126.9 million for the quarter, which is reflected in earnings. In addition, there was a decrease of $39.4 million in net interest income and a $1.1 million increase in other expenses. These decreases to net income were partially offset by a $20.3 million decrease in assessments.

Net interest income for the three months ended March 31, 2009, was $57.1 million, compared with $96.5 million for the same period in 2008. This $39.4 million decrease was primarily attributable to a significant decrease in the average size of the balance sheet in the first quarter of 2009 as compared to the same period in 2008, as well as lower average interest rates and a narrower average interest spread between the cost of short-term debt and the yield on assets in which those funds were invested. Average total earning assets were $1.2 billion lower in the first quarter of 2009 than in the same period of 2008 and mainly resulted from decreased advances activity. The average yield on interest earning assets dropped 229 basis points from 4.23 percent for the quarter ended March 31, 2008, to 1.94 percent for the quarter ended March 31, 2009. During the quarter ended March 31, 2008, the Bank realized unusually wide spreads between the yield on short-term assets and the cost of like-term discount notes. These spread relationships returned closer to long-term historical norms during the quarter ended March 31, 2009. Prepayment-fee income recognized during the three months ended March 31, 2009, compared with the same period in 2008, decreased by $4.2 million.

For the quarters ended March 31, 2009 and 2008, average total assets were $79.2 billion and $80.9 billion, respectively. Annual return on average assets and return on average equity were (0.43) percent and (8.59) percent, respectively, for the quarter ended March 31, 2009, compared with 0.28 percent and 6.47 percent, respectively, for the quarter ended March 31, 2008.

Net interest spread for the first quarter of 2009 was 0.19 percent, a 12 basis point decrease from the net interest spread for the first quarter of 2008. Net interest margin for the first quarter of 2009 was 0.29 percent, a 20 basis point decline from net interest margin for the first quarter of 2008. See Results of Operations — Net Interest Spread and Net Interest Margin for additional discussion of these topics.

Financial Condition at March 31, 2009, versus December 31, 2008.

The composition of the Bank’s total assets changed during the three months ended March 31, 2009, as follows:

•                  Advances decreased to 64.7 percent of total assets at March 31, 2009, down from 70.8 percent of total assets at December 31,

2008. This decrease in the proportion of advances to assets reflects both a decrease in advances outstanding and an increase in investments and cash outstanding at March 31, 2009, as the Bank increased its liquid investments to offset the decline in advances. As of March 31, 2009, advances balances decreased by approximately $7.5 billion, ending the period at $49.4 billion.

•                  Short-term money-market investments increased to 17.6 percent of total assets at March 31, 2009, up from 10.4 percent of total assets at December 31, 2008. As of March 31, 2009, interest-bearing deposits had increased by $8.3 billion due to the increase in the Bank’s account with the Federal Reserve Bank of Boston, while federal funds sold decreased by $1.6 billion and securities purchased under agreements to resell decreased by $1.5 billion from March 31, 2009, to December 31, 2008.

•                  Investment securities declined to 11.9 percent of total assets at March 31, 2009, down from 13.1 percent of total assets at December 31, 2008. From December 31, 2008, to March 31, 2009, investment securities decreased by $1.4 billion. The decrease is largely attributable to $894.6 million in fair-value write downs to the held-to-maturity MBS portfolio. In addition, there was a $444.8 million decrease in held-to-maturity MBS due to principal paydowns and a $125.1 million decline in non-MBS available-for-sale securities. At March 31, 2009, and December 31, 2008, the Bank’s MBS and Small Business Administration (SBA) holdings represented 186 percent and 225 percent of capital, respectively.

•                  Net mortgage loans increased slightly to 5.3 percent of total assets at March 31, 2009, up from 5.2 percent at December 31, 2008.

The Bank’s total capital declined $838.0 million to $2.6 billion at March 31, 2009 from $3.4 billion at December 31, 2008. The decline was primarily attributable to the recognition of $126.9 million of credit losses as well as $767.7 million of non-credit losses recorded in other comprehensive loss, all associated with other-than-temporary impairments of private-label MBS, a $45.6 million charge to other comprehensive loss attributable to temporary fair-value declines to securities classified as available-for-sale, offset by net other comprehensive income from other sources of $39.0 million and income from other sources of $43.5 million.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Net interest income for the three months ended March 31, 2009, was $57.1 million, compared with $96.5 million for the same period in 2008, decreasing 40.8 percent from the previous year. Net interest margin for the first quarter of 2009 in comparison with 2008 decreased from 49 basis points to 29 basis points, and net interest spread decreased from 31 basis points to 19 basis points.

Net interest margin for the first quarter of 2009 was 29 basis points, a 20 basis point decline from net interest margin for the same period in 2008 which is attributable to the following factors:

•                  The average yield on interest-bearing assets funded by non-interest-bearing equity capital dropped 229 basis points from 4.23 percent in the quarter ended March 31, 2008, to 1.94 percent in the quarter ended March 31, 2009, as a result of lower interest rates; and

•                  the reinvestment spreads available on newly issued short-term debt declined sharply from the unusually high levels experienced in the quarter ended March 31, 2008, to levels that were closer to long-term historical norms.

Prepayment-fee income recognized on advances and investments decreased $4.2 million to $946,000 for the three months ended March 31, 2009, from $5.2 million for the three months ended March 31, 2008.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$51,599,879	$252,184	1.98%	$58,934,708	$615,183	4.20%
Interest-bearing deposits	2,974,580	1,489	0.20	176	1	2.29
Securities purchased under agreements to resell	4,704,444	2,992	0.26	1,006,044	9,003	3.60
Federal funds sold	4,538,722	2,408	0.22	1,914,785	15,001	3.15
Investment securities (2)	10,720,288	65,509	2.48	13,910,207	147,257	4.26
Mortgage loans	4,137,205	52,715	5.17	4,072,579	52,260	5.16

Total interest-earning assets	78,675,118	377,297	1.94%	79,838,499	838,705	4.23%

Other non-interest-earning assets	513,179			1,047,471

Total assets	$79,188,297	$377,297	1.93%	$80,885,970	$838,705	4.17%

Liabilities and capital
Consolidated obligations
Discount notes	$40,544,145	$100,398	1.00%	$44,868,395	$415,199	3.72%
Bonds	32,602,502	219,544	2.73	30,283,469	319,506	4.24
Deposits	724,184	243	0.14	1,016,489	7,056	2.79
Mandatorily redeemable capital stock	91,894	—	—	32,151	312	3.90
Other borrowings	129,200	35	0.11	17,522	151	3.47

Total interest-bearing liabilities	74,091,925	320,220	1.75%	76,218,026	742,224	3.92%

Other non-interest-bearing liabilities	1,642,370			1,196,248
Total capital	3,454,002			3,471,696

Total liabilities and capital	$79,188,297	$320,220	1.64%	$80,885,970	$742,224	3.69%

Net interest income		$57,077			$96,481
Net interest spread			0.19%			0.31%
Net interest margin			0.29%			0.49%

(1)          Yields are annualized

(2)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

The average balance of total advances decreased $7.3 billion, or 12.4 percent, for the quarter ended March 31, 2009, compared with the same period in 2008. The decrease in average advances was primarily attributable to a decline in member demand for short-term advances. The following table summarizes average balances of advances outstanding during the three months ending March 31, 2009 and 2008, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Three Months Ending March 31,
	2009	2008

Overnight advances – par value	$1,405,271	$3,015,061

Fixed-rate advances – par value
Short-term	20,066,442	29,405,929
Long-term	12,555,530	10,894,173
Amortizing	2,528,802	2,359,064
Putable	9,095,964	8,607,418
Callable	8,539	30,423
	44,255,277	51,297,007

Variable-rate indexed advances – par value
Simple variable	4,972,122	4,078,723
Putable, convertible to fixed	12,000	46,000
	4,984,122	4,124,723

Total average par value	50,644,670	58,436,791

Premiums and discounts	(12,122)	(14,030)
SFAS 133 hedging adjustments	967,331	511,947

Total average advances	$51,599,879	$58,934,708

As displayed in the above table, the total average advances decreased by $7.3 billion for the quarter ended March 31, 2009 compared to the same period in 2008. We believe the decrease reflects a decrease in member demand caused by an increase in available liquidity from alternative sources:

•                  A significant growth in deposits at some of our members during the first quarter of 2009, as faltering equity markets and temporarily increased FDIC deposit-insurance limits stimulated demand.

•                  Increased usage of the Federal Reserve Bank’s discount window, as well as increased usage of the Federal Reserve Bank’s Term Auction Facility, both of which offered terms that were, at times, more attractive than the Bank’s advances rates.

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition approximately 46.1 percent of average long-term fixed- rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $35.6 billion for the three months ended March 31, 2009, representing 70.2 percent of the total average balance of advances outstanding during the first quarter of 2009. For 2008 the average balance of these advances totaled $45.2 billion for the three months ended March 31, 2008, representing 77.3 percent of the total average balance of advances outstanding during the three months ended March 31, 2008.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the three months ended March 31, 2009 and 2008, net prepayment fees on advances were $939,000 and $4.4 million, respectively, and prepayment fees on investments were $7,000 and $717,000, respectively. Excluding the impact of prepayment-fee income, net interest spread increased three basis points to 31 basis points and net interest margin declined five basis points to 41 basis points from March 31, 2008 to March 31, 2009. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended March 31,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$251,245	1.97%	$610,736	4.17%
Investment securities	65,502	2.48	146,540	4.24
Total interest-earning assets	376,351	1.94	833,541	4.20

Net interest income	56,131		91,317
Net interest spread		0.19%		0.28%
Net interest margin		0.29%		0.46%

(1)   Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $9.3 billion, or 318.3 percent, for the quarter ended March 31, 2009, from the average balances for the quarter ended March 31, 2008. The higher average balances in the quarter ended March 31, 2009, resulted from the increased activity in federal funds sold, securities purchased under agreements to resell, and higher balances held as interest-bearing deposits. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances decreased $3.2 billion or 22.9 percent for the quarter ended March 31, 2009, compared with the quarter ended March 31, 2008. The decrease in average investments is the result of the $4.1 billion decrease in average certificates of deposit, offset by a $657.8 million increase in average held-to-maturity MBS, which is mainly due to the increase in purchases of agency MBS. The increase in held-to-maturity MBS was due to the carryover of balances accumulated during the first half of 2008, which had a smaller impact on average balances in the first quarter of 2008 than on the first quarter of 2009. Our MBS investments in the first half of 2008 were motivated by attractive net interest spread opportunities with respect to agency MBS during that period, as compared with prior periods. After September 2008, the Bank did not purchase MBS due to reduced investor demand for CO debt which reduced funding volumes and increased the relative cost of CO debt that would be used to fund MBS.

Average mortgage-loan balances for the three months ended March 31, 2009, were $64.6 million higher than the average balance for the same period in 2008, representing an increase of 1.6 percent. The increase in average mortgage-loan balances reflects the fact that balances had been declining steadily through 2007 and 2008, before beginning to trend modestly upward.

Overall, the yield on the mortgage-loan portfolio increased one basis point for the quarter ended March 31, 2009, compared with the same period in 2008. This increase is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio increased two basis points due to the acquisition of loans at higher interest rates in the latter half of 2008 and into 2009 relative to the coupons on pre-existing loans; and

•                  Premium/discount amortization expense has increased $202,000, or 17.0 percent, representing a decrease in the average yield of one basis point, due to increased volume of loan prepayments during the three months ended March 31, 2009, versus the same period in 2008.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended March 31,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$55,204	5.41%	$54,550	5.39%
Premium/discount amortization	(1,390)	(0.13)	(1,188)	(0.12)
Credit-enhancement fees	(1,099)	(0.11)	(1,102)	(0.11)

Total interest income	$52,715	5.17%	$52,260	5.16%

(1)          Yields are annualized.

Average CO balances decreased $2.0 billion, or 2.7 percent, for the three months ended March 31, 2009, compared to the same period in 2008. This decrease was due to a decrease of $4.3 billion in CO discount notes slightly offset by an increase of $2.3 billion in CO bonds.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008

Gross interest income before effect of derivatives	$475,403	$846,525
Net interest adjustment for derivatives	(98,106)	(7,820)

Total interest income reported	$377,297	$838,705

Gross interest expense before effect of derivatives	$367,872	$766,982
Net interest adjustment for derivatives	(47,652)	(24,758)

Total interest expense reported	$320,220	$742,224

Reported net interest margin for the quarters ended March 31, 2009 and 2008, was 0.29 percent and 0.49 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.55 percent and 0.40 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a loss of $810,000 and $106,000 for the three months ended March 31, 2009 and 2008, respectively.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2009 and 2008. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(76,564)	$(286,435)	$(362,999)
Interest-bearing deposits	16,900	(15,412)	1,488
Securities purchased under agreements to resell	33,097	(39,108)	(6,011)
Federal funds sold	20,557	(33,150)	(12,593)
Investment securities	(33,769)	(47,979)	(81,748)
Mortgage loans	829	(374)	455

Total interest income	(38,950)	(422,458)	(461,408)

Interest expense
Consolidated obligations
Discount notes	(40,015)	(274,786)	(314,801)
Bonds	24,467	(124,429)	(99,962)
Deposits	(2,029)	(4,784)	(6,813)
Mandatorily redeemable capital stock	580	(892)	(312)
Other borrowings	962	(1,078)	(116)

Total interest expense	(16,035)	(405,969)	(422,004)

Change in net interest income	$(22,915)	$(16,489)	$(39,404)

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2009 and 2008. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$465	$1,699
Net unrealized gains (losses) related to derivatives not receiving hedge accounting under SFAS 133 associated with:
Advances	142	(801)
Trading securities	220	(1,450)
Mortgage loans	—	(3,375)
Mortgage-delivery commitments	7	(273)
Net interest-accruals related to derivatives not receiving hedge accounting under SFAS 133	(810)	(106)
Net gains (losses) on derivatives and hedging activities	24	(4,306)

Net impairment losses on held-to-maturity securities recognized in earnings	(126,912)	—
Loss on early extinguishment of debt	—	(2,699)
Service fees	936	1,305
Net unrealized gains on trading securities	1,096	75
Other	(7)	16

Total other loss	$(124,863)	$(5,609)

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

In accordance with the Finance Agency Other Than Temporary Impairment Consistency Guidance, described under Recent Legislative and Regulatory Developments in this Item, we have adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. Accordingly, we determined that the aggregate credit loss on securities that were deemed to be other-than-temporarily impaired at December 31, 2008, was $32.6 million. To effect the transition adjustment required by FSP FAS 115-2, we reclassified the difference between this amount and the loss of $381.7 million realized at December 31, 2008 from accumulated deficit to accumulated other comprehensive loss as of January 1, 2009.

During the first quarter of 2009, it was determined that 67 of the Bank’s held-to-maturity private-label MBS, representing an aggregated par value of $2.1 billion as of March 31, 2009, were other-than-temporarily impaired, an increase from 19 securities with an aggregate par value of $689.7 million as of March 31, 2009, that were determined to be other-than-temporarily impaired at December 31, 2008.

For the securities on which we recognized other-than-temporary impairment during the first quarter of 2009, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement as of March 31, 2009, was approximately 22.7 percent and the expected average collateral loss was approximately 28.4 percent. Accordingly, the Bank recorded an other-than-temporary impairment of $126.9 million related to credit loss and an other-than-temporary impairment of $767.7 million related to all other factors. The credit loss is recorded in income, while the impairment loss due to all other factors is recorded in accumulated other comprehensive loss. The Bank does not intend to sell these securities, and it is not likely that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis.

In subsequent periods we will account for the other-than-temporarily impaired securities as if the securities had been purchased on the measurement date of the other-than-temporary impairment.

We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance-sheet date. As conditions in the housing and mortgage markets continue to change over time, the amount of projected credit losses could also change. Additionally, if there is further deterioration in the housing and mortgage markets and the decline in home prices exceeds our current expectations, we may recognize significant other-than-temporary impairment amounts in the future.

The following table summarizes other-than-temporary impairment charges recorded by the Bank at March 31, 2009.

Other-Than-Temporarily Impaired Securities

As of March 31, 2009

(dollars in thousands)

	Duration of Unrealized Losses Prior to Impairment		Amortized		Other-Than- Temporary Impairment
	Less than 12 Months	12 Months or Greater	Cost Prior to Impairment	Fair Value	Related to Credit Loss
Held-to-Maturity Private-label MBS Backed by:
Alt-A	$—	$(1,076,863)	$2,109,942	$906,177	$(126,902)
Subprime	—	(759)	1,407	638	(10)

	$—	$(1,077,622)	$2,111,349	$906,815	$(126,912)

There were no losses on early extinguishment of debt for the three months ended March 31, 2009. Losses on early extinguishment of debt totaled $2.7 million for the three months ended March 31, 2008. Early extinguishment of debt is primarily driven by the prepayment of advances and investments, which generates income to the Bank in the form of make-whole prepayment penalties. The Bank may use a portion of the fees from prepaid advances and investments to retire higher-costing debt and to manage the relative interest-rate sensitivities of assets and liabilities. However, the Bank is constrained in its ability to employ this strategy due to the limited availability of specific bonds for purchase and retirement. In this manner, the Bank endeavors to preserve its asset-liability repricing balance and stabilize the net interest margin. The Bank did not extinguish any debt during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Bank extinguished debt with a book value totaling $84.0 million.

Changes in the fair value of trading securities are recorded in other (loss) income. For the three months ended March 31, 2009 and 2008, the Bank recorded net unrealized gains on trading securities of $1.1 million and $75,000 respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting under SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a gain of $220,000 and a loss of $1.5 million for the three months ended March 31, 2009 and 2008, respectively. Also included in other (loss) income are interest accruals on these economic hedges, which resulted in losses of $291,000 and $318,000 for the three months ended March 31, 2009 and 2008, respectively.

Operating expenses for the three months ended March 31, 2009 and 2008, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008

Salaries, incentive compensation, and benefits	$8,815	$8,482
Occupancy costs	1,084	1,076
Other operating expenses	3,831	3,486

Total operating expenses	$13,730	$13,044

Ratio of operating expenses to average assets	0.07%	0.06%

For the three months ended March 31, 2009, total operating expenses increased $686,000 from the same period in 2008. This increase was primarily due to a $333,000 increase in salaries and benefits and a $345,000 increase in other operating expenses. The $333,000 increase in salaries and benefits is due primarily to a $430,000 increase in salary expenses attributable to planned staffing increases and annual merit increases, an increase of $113,000 in incentive compensation, offset by a $152,000 decrease in employee benefits.

The $345,000 increase in other operating expenses is largely attributable to a $170,000 increase in employee search costs due to the Bank’s search for a chief executive officer, a $202,000 increase in contractual services, and a $298,000 increase in director fees which was the result of more board of director and director committee meetings in the first quarter of 2009 than in the first quarter of 2008 as well as an increase in the per meeting fee paid to directors. These were offset by a $178,000 decline in legal services, a $52,000 decline in professional fees, and a $75,000 decrease in director travel.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and HERA prohibits assessments on the

FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $1.5 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At March 31, 2009, the advances portfolio totaled $49.4 billion, a decrease of $7.5 billion compared with a total of $56.9 billion at December 31, 2008. This decrease was primarily the result of a $5.0 billion decline in fixed-rate advances, a $1.2 billion decrease in floating-rate advances, and a $1.2 billion decrease in overnight advances. The decline in fixed-rate advances was attributable to the decrease in short-term advances of $3.7 billion and a decline in long-term advances of $1.0 billion. At March 31, 2009, 57.5 percent of total advances outstanding had original maturities of greater than one year, compared with 54.1 percent as of December 31, 2008.

The following table summarizes advances outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity

(dollars in thousands)

	March 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$6,213	0.68%	$28,444	0.46%
Due in one year or less	26,280,225	1.56	32,363,291	2.42
Due after one year through two years	5,441,142	4.18	5,418,310	4.23
Due after two years through three years	4,088,784	3.14	4,953,624	3.27
Due after three years through four years	2,841,649	3.94	2,507,092	4.30
Due after four years through five years	4,489,691	2.32	5,119,387	2.43
Thereafter	5,312,810	4.08	5,439,874	4.13

Total par value	48,460,514	2.47%	55,830,022	2.92%

Premiums	7,908		9,279
Discounts	(20,438)		(20,883)
SFAS 133 hedging adjustments	985,338		1,107,849

Total	$49,433,322		$56,926,267

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At March 31, 2009, and December 31, 2008, the Bank had outstanding callable advances of $4.0 million and $5.5 million, respectively. The following table summarizes advances outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

	March 31, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$6,213	—%	$28,444	—%
Due in one year or less	26,280,225	54.2	32,368,791	58.0
Due after one year through two years	5,441,142	11.2	5,418,310	9.7
Due after two years through three years	4,092,784	8.4	4,948,124	8.9
Due after three years through four years	2,841,649	5.9	2,507,092	4.5
Due after four years through five years	4,485,691	9.3	5,119,387	9.2
Thereafter	5,312,810	11.0	5,439,874	9.7

Total par value	$48,460,514	100.0%	$55,830,022	100.0%

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At March 31, 2009, and December 31, 2008, the Bank had putable advances outstanding totaling $9.0 billion and $9.3 billion, respectively. The following table summarizes advances outstanding at March 31, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date

(dollars in thousands)

	March 31, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$6,213	—%	$28,444	—%
Due in one year or less	32,878,950	67.8	39,061,566	70.0
Due after one year through two years	4,276,542	8.8	4,529,960	8.1
Due after two years through three years	4,202,484	8.7	4,906,824	8.8
Due after three years through four years	1,687,349	3.5	1,599,042	2.9
Due after four years through five years	4,048,441	8.4	4,277,587	7.7
Thereafter	1,360,535	2.8	1,426,599	2.5

Total par value	$48,460,514	100.0%	$55,830,022	100.0%

The following table summarizes advances outstanding by product type at March 31, 2009, and December 31, 2008.

Advances Outstanding by Product Type

(dollars in thousands)

	March 31, 2009		December 31, 2008
	Balance	Percent of Total	Balance	Percent of Total

Overnight advances	$1,168,198	2.4%	$2,350,846	4.2%

Fixed-rate advances
Short-term	19,221,252	39.7	22,893,070	41.0
Long-term	11,851,870	24.5	12,866,170	23.1
Amortizing	2,533,769	5.2	2,565,761	4.6
Putable	9,011,925	18.6	9,273,175	16.6
Callable	4,000	—	5,500	—
	42,622,816	88.0	47,603,676	85.3

Variable-rate advances
Simple variable	4,669,500	9.6	5,875,500	10.5

Total par value	$48,460,514	100.0%	$55,830,022	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At March 31, 2009, the Bank had advances outstanding to 364, or 78.6 percent, of its 463 members.At December 31, 2008, the Bank had advances outstanding to 370, or 80.3 percent, of its 461 members.

Top Five Advance-Holding Members

(dollars in thousands)

						Advances Interest
			As of March 31, 2009			Income for the
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted-Average Rate (1)	Three Months Ended March 31, 2009

RBS Citizens, N.A.	Providence	RI	$11,113,964	22.9%	0.53%	$21,451
Bank of America Rhode Island, N.A.	Providence	RI	10,695,620	22.1	1.37	58,697
NewAlliance Bank	New Haven	CT	2,162,477	4.5	4.31	23,803
Washington Trust Company	Westerly	RI	723,137	1.5	3.91	7,256
Webster Bank	Waterbury	CT	666,554	1.4	4.18	7,405

(1)

Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At March 31, 2009, investment securities and short-term money-market instruments totaled $22.6 billion, compared with $18.9 billion at December 31, 2008. The growth in investments was primarily due to an increase of $8.3 billion in interest-bearing deposits. This increase was partially offset by a $1.5 billion decline in securities purchased under agreements to resell and a $1.6 billion decline in federal funds sold. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2009, and December 31, 2008, the Bank’s MBS and SBA holdings represented 186 percent and 225 percent of capital, respectively.

The Bank classifies most of its investments as held-to-maturity. The following tables provide a summary of the Bank’s held-to-maturity securities, available for sale securities and trading securities.

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	March 31, 2009			December 31, 2008
	Amortized	Carrying	Fair	Amortized	Fair
	Cost	Value	Value	Cost	Value

Certificates of deposit	$565,000	$565,000	$565,110	$565,000	$565,157
U.S. agency obligations	38,084	38,084	40,432	39,995	41,259
State or local housing-finance-agency obligations	273,094	273,094	210,215	278,128	196,122
	876,178	876,178	815,757	883,123	802,538

Mortgage-backed securities:
U.S. government guaranteed	11,443	11,443	12,170	11,870	12,515
Government-sponsored enterprises	4,170,161	4,170,161	4,254,596	4,384,215	4,359,784
Private-label MBS	3,974,375	2,896,448	2,112,693	3,989,016	2,409,945
	8,155,979	7,078,052	6,379,459	8,385,101	6,782,244

Total	$9,032,157	$7,954,230	$7,195,216	$9,268,224	$7,584,782

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	March 31, 2009		December 31, 2008
	Adjusted Cost (1)	Fair Value	Adjusted Cost (1)	Fair Value

Supranational banks	$479,154	$410,061	$501,890	$458,984
U.S. government corporations	309,258	236,426	334,345	275,856
Government-sponsored enterprises	154,992	128,106	164,478	143,130
State or local housing-finance-agency obligations	—	—	21,685	21,685
	943,404	774,593	1,022,398	899,655

Mortgage-backed securities
Government-sponsored enterprises	321,122	313,829	322,486	314,749

Total	$1,264,526	$1,088,422	$1,344,884	$1,214,404

(1)          Includes amortized cost and SFAS 133 carrying value adjustments

Trading Securities

(dollars in thousands)

	March 31, 2009	December 31, 2008

Mortgage-backed securities
U.S. government guaranteed	$26,438	$26,533
Government-sponsored enterprises	35,546	36,663

Total	$61,984	$63,196

The Bank’s MBS investment portfolio consists of the following categories of securities as of March 31, 2009, and December 31, 2008.

Mortgage-Backed Securities

	March 31, 2009	December 31, 2008
Private-label residential mortgage-backed securities	44.5%	43.4%
U.S. government-guaranteed and GSE residential mortgage-backed securities	53.4	54.5
Private-label commercial mortgage-backed securities	1.7	1.6
Home-equity loans	0.4	0.5

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans as of March 31, 2009, totaled $4.1 billion, a decrease of $86.7 million from the December 31, 2008, balance of $4.2 billion. The following table presents information relating to the Bank’s mortgage portfolio as of March 31, 2009, and December 31, 2008.

Mortgage Loans Held for Investment

(dollars in thousands)

	March 31, 2009	December 31, 2008
Real estate
Fixed-rate 15-year single-family mortgages	$988,705	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	3,060,448	3,107,424
Premiums	31,058	32,476
Discounts	(11,244)	(11,576)
Deferred derivative gains and losses, net	(1,701)	(1,495)

Total mortgage loans held for portfolio	4,067,266	4,153,887

Less: allowance for credit losses	(450)	(350)

Total mortgage loans, net of allowance for credit losses	$4,066,816	$4,153,537

The following table details the par value of mortgage loans held for portfolio at March 31, 2009, and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008

Conventional loans	$3,677,520	$3,755,215
Government-insured or guaranteed loans	371,633	379,267

Total par value	$4,049,153	$4,134,482

The FHLBank of Chicago, which acts as the MPF Provider and provides operational support to the FHLBanks participating in the MPF program (MPF Banks) and their participating financial institution members (PFIs), calculates and publishes daily prices, rates, and fees associated with the various MPF products. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans of the 2008 Annual Report on Form 10-K for additional information regarding the Bank’s relationship with the FHLBank of Chicago as MPF Provider.

The following table presents purchases of mortgage loans during the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008

Conventional loans
Original MPF	$120,908	$79,746
MPF 125	952	23,322
Total conventional loans	121,860	103,068

Government-insured or guaranteed loans
MPF Government	4,999	—

Total par value	$126,859	$103,068

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $450,000 and $350,000 at March 31, 2009, and December 31, 2008, respectively. See Item 7 — Critical Accounting Estimates — Allowance for Loan Losses of the 2008 Annual Report on Form 10-K for a description of the Bank’s methodology for estimating the allowance for loan losses.

The following table presents the Bank’s allowance for credit losses activity (dollars in thousands).

	For the Three Months Ended March 31,
	2009	2008

Balance at beginning of period	$350	$125
Provision for credit losses	100	—

Balance at end of period	$450	$125

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at March 31, 2009, and December 31, 2008, are provided in the following tables.

Summary of Delinquent Mortgage Loans

As of March 31, 2009

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$33,499	$15,520	$49,019
60 days	11,741	5,232	16,973
90 days or more and accruing	—	15,413	15,413
90 days or more and nonaccruing	26,371	—	26,371

Total delinquencies	$71,611	$36,165	$107,776

Total par value of mortgage loans outstanding	$3,677,520	$371,633	$4,049,153

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.95%	9.73%	2.66%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.72%	4.15%	1.03%

(1)	Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans

As of December 31, 2008

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$37,101	$17,709	$54,810
60 days	10,354	7,130	17,484
90 days or more and accruing	—	14,207	14,207
90 days or more and nonaccruing	21,325	—	21,325

Total delinquencies	$68,780	$39,046	$107,826

Total par value of mortgage loans outstanding	$3,755,215	$379,267	$4,134,482

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.83%	10.30%	2.61%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.57%	3.75%	0.86%

(1)   Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Sale of REO Assets. During the three months ended March 31, 2009 and 2008, the Bank sold REO assets with a recorded carrying value of $1.9 million, and $1.1 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $51,000, and $9,000 on the sale of REO assets during the three months ended March 31, 2009 and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At March 31, 2009, and December 31, 2008, outstanding COs, including both CO bonds and CO discount notes, totaled $71.5 billion and $74.7 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at March 31, 2009, and December 31, 2008, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity

(dollars in thousands)

	March 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$12,124,875	2.40%	$15,200,275	2.85%
Due after one year through two years	7,473,810	2.69	5,338,110	3.49
Due after two years through three years	2,475,050	3.48	2,598,350	3.87
Due after three years through four years	2,052,880	4.17	1,735,580	4.70
Due after four years through five years	2,237,300	3.92	2,454,000	4.06
Thereafter	4,597,700	5.44	6,005,000	5.58

Total par value	30,961,615	3.24%	33,331,315	3.71%

Premiums	72,195		80,586
Discounts	(940,086)		(1,481,762)
SFAS 133 hedging adjustments	270,850		323,863

Total	$30,364,574		$32,254,002

CO bonds outstanding at March 31, 2009, and December 31, 2008, include issued callable bonds totaling $6.4 billion and $9.4 billion, respectively.

The following table summarizes CO bonds outstanding at March 31, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008

Due in one year or less	$16,844,875	$19,800,275
Due after one year through two years	6,954,810	5,959,110
Due after two years through three years	1,765,050	2,258,350
Due after three years through four years	1,477,880	1,230,580
Due after four years through five years	1,726,300	1,878,000
Thereafter	2,192,700	2,205,000

Total par value	$30,961,615	$33,331,315

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 57.5 percent and 56.8 percent of outstanding COs at March 31, 2009, and December 31, 2008, respectively, but accounted for 97.9 percent and 97.5 percent of the proceeds from the issuance of COs during the three months ended March 31, 2009 and 2008, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

The Bank’s outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

			Weighted
			Average
	Book Value	Par Value	Rate

March 31, 2009	$41,147,285	$41,180,560	0.56%

December 31, 2008	$42,472,266	$42,567,305	1.59%

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended March 31,
	2009		2008
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,529,624	0.10%	$5,311,588	2.79%
Term discount notes	36,014,521	1.12	39,556,807	3.85
Total discount notes	40,544,145	1.00	44,868,395	3.72

Bonds	32,602,502	2.73	30,283,469	4.24

Total consolidated obligations	$73,146,647	1.77%	$75,151,864	3.93%

(1)          Yields are annualized.

The average balances of COs for the three months ended March 31, 2009, were lower than the average balances for the same period in 2008, which is consistent with the decrease in total average assets, primarily short-term advances. The average balance of term CO discount notes and overnight CO discount notes decreased $3.5 billion and $782.0 million, respectively, from the prior period. Average balances of CO bonds increased $2.3 billion from the prior period. The average balance of CO discount notes represented approximately 55.4 percent of total average COs during the three months ended March 31, 2009, as compared with 59.7 percent of total average COs during the three months ended March 31, 2008, and the average balance of bonds represented 44.6 percent and 40.3 percent of total average COs outstanding during the three months ended March 31, 2009 and 2008, respectively.

Deposits

As of March 31, 2009, deposits totaled $840.9 million compared with $611.1 million at December 31, 2008, an increase of $229.8 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at March 31, 2009, and December 31, 2008.

Term Deposits Greater than $100,000

(dollars in thousands)

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$1,000	2.98%	$37,000	1.96%
Over three months through six months	—	—	1,000	2.98
Over six months through 12 months	990	0.72	—	—
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$28,240	4.02%	$64,250	2.89%

(1)          Represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit totaling $20.0 million with a maturity date in 2014.

Capital

The Bank is subject to risk-based capital rules established by the Finance Agency. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through March 31, 2009, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	March 31, 2009	December 31, 2008
Permanent capital
Class B capital stock	$3,604,513	$3,584,720
Mandatorily redeemable capital stock	90,886	93,406
Retained earnings (accumulated deficit)	245,919	(19,749)

Permanent capital	$3,941,318	$3,658,377

Risk-based capital requirement
Credit-risk capital	$410,660	$215,514
Market-risk capital	1,636,751	1,425,551
Operations-risk capital	614,223	492,319

Total risk-based capital requirement	$2,661,634	$2,133,384

The Bank’s credit-risk-based capital requirement, as defined by the Finance Agency’s risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and nonmortgage assets, tenor, increased by $195.1 million due to downgrades of the credit ratings of private-label MBS assets and the growth in money-market investments from December 31, 2008, to March 31, 2009.

The Bank’s market value of equity to its book value of equity increased slightly from 48.3 percent at December 31, 2008, to 49.3 percent at March 31, 2009. See Part I — Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Measurement of

Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank’s market value of equity is less than 85 percent of its book value of equity must be added to the market-risk component of its risk-based capital requirement. As of March 31, 2009, this incremental risk-based capital total was $1.5 billion. Management believes that the decline in the ratio of the Bank’s market value of equity to its book value of equity is temporary and will recover as liquidity returns to the MBS market. However, management cannot predict how long MBS prices will remain depressed, and the current situation could persist for an extended period of time. Further, in the event of further credit deterioration in excess of the Bank’s expectations, realized credit losses in the Bank’s private-label MBS investments would serve to limit the recovery of capital ratios including the risk-based capital ratio. To date, though, the Bank has not realized any loss of contractual principal or interest in these holdings.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements through March 31, 2009.

The following table provides the Bank’s capital ratios as of March 31, 2009, and December 31, 2008.

Capital Ratio Requirements

(dollars in thousands)

	March 31, 2009	December 31, 2008
Capital ratio
Minimum capital (4% of total assets)	$3,055,172	$3,214,127
Actual capital (capital stock plus retained earnings)	3,941,318	3,658,377
Total assets	76,379,296	80,353,167
Capital ratio (permanent capital as a percentage of total assets)	5.2%	4.6%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,818,965	$4,017,658
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,911,976	5,487,565
Leverage ratio (leverage capital as a percentage of total assets)	7.7%	6.8%

Derivative Instruments

SFAS 133 requires all derivative instruments be recorded on the statement of condition at fair value, while FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, allows derivative instruments to be classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value, net of cash collateral and accrued interest, totaled $28.7 million and $28.9 million as of March 31, 2009, and December 31, 2008, respectively. Derivative liabilities’ net fair value, net of cash collateral and accrued interest, totaled $1.1 billion and $1.2 billion as of March 31, 2009, and December 31, 2008, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative financial instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2009, and December 31, 2008. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133 and are hedged with the benchmark interest rate. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

As of March 31, 2009, and December 31, 2008

(dollars in thousands)

		SFAS 133	March 31, 2009		December 31, 2008
		Hedge	Notional	Estimated	Notional	Estimated
Hedged Item	Derivative	Designation	Amount	Fair Value	Amount	Fair Value

Advances	Swaps	Fair value	$14,474,059	$(992,375)	$15,401,359	$(1,113,240)
	Swaps	Economic	111,250	(5,534)	111,250	(5,716)
	Caps and floors	Economic	66,500	254	66,500	294

Total associated with advances			14,651,809	(997,655)	15,579,109	(1,118,662)

Available-for-sale securities	Swaps	Fair value	932,131	(336,526)	932,131	(394,526)

Trading securities	Swaps	Economic	46,500	(2,193)	46,500	(2,413)

Consolidated obligations	Swaps	Fair value	14,575,471	269,298	14,190,223	321,139

Deposits	Swaps	Fair value	20,000	6,073	20,000	6,414

Member intermediated	Caps and floors	Not applicable	—	—	15,000	—

Total			30,225,911	(1,061,003)	30,782,963	(1,188,048)

Mortgage delivery commitments (1)			20,634	7	32,672	(365)
Forward contracts			—	—	10,000	(133)

Total derivatives			$30,246,545	(1,060,996)	$30,825,635	(1,188,546)

Accrued interest				59,627		89,788
Cash collateral				(25,144)		(46,101)

Net derivatives				$(1,026,513)		$(1,144,859)

Derivative asset				$28,738		$28,935
Derivative liability				(1,055,251)		(1,173,794)

Net derivatives				$(1,026,513)		$(1,144,859)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in fair value recorded in other income.

The following four tables provide a summary of the Bank’s hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting under SFAS 133, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate-exchange agreements in SFAS 133-qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of income. The notional amount of derivatives in SFAS 133-qualifying hedge relationships of advances and COs totals $29.0 billion, representing 96.0 percent of all derivatives outstanding as of March 31, 2009. Economic hedges are not included within the four tables below.

SFAS 133 Fair Value Hedge Relationships of Advances

By Year of Contractual Maturity

As of March 31, 2009

(dollars in thousands)

			Advances		Weighted-Average Yield (2)
				SFAS 133		Derivatives
				Fair Value		Receive	Pay
	Derivatives		Hedged	Adjustment		Floating	Fixed	Net Receive
Maturity	Notional	Fair Value	Amount	(1)	Advances	Rate	Rate	Result

Due in one year or less	$2,684,449	$(46,154)	$2,684,449	$46,145	4.37%	1.22%	4.33%	1.26%
Due after one year through two years	3,340,925	(155,552)	3,340,925	154,507	4.45	1.25	4.36	1.34
Due after two years through three years	1,364,500	(89,714)	1,364,500	89,283	4.30	1.26	4.20	1.36
Due after three years through four years	2,013,350	(138,540)	2,013,350	137,987	3.87	1.26	3.80	1.33
Due after four years through five years	966,360	(96,126)	966,360	95,768	4.48	1.26	4.34	1.40
Thereafter	4,104,475	(466,289)	4,104,475	461,648	4.02	1.24	3.87	1.39

Total	$14,474,059	$(992,375)	$14,474,059	$985,338	4.22%	1.25%	4.12%	1.35%

(1)          The SFAS 133 fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2009.

SFAS 133 Fair Value Hedge Relationships of Advances

By Year of Contractual Maturity or Next Put Date for Putable Advances

As of March 31, 2009

(dollars in thousands)

			Advances		Weighted-Average Yield (2)
				SFAS 133		Derivatives
				Fair Value		Receive	Pay
Maturity or Next Put	Derivatives			Adjustment		Floating	Fixed	Net Receive
Date	Notional	Fair Value	Hedged Amount	(1)	Advances	Rate	Rate	Result

Due in one year or less	$9,242,924	$(628,962)	$9,242,924	$623,088	4.33%	1.25%	4.20%	1.38%
Due after one year through two years	2,212,825	(105,333)	2,212,825	104,715	3.92	1.24	3.89	1.27
Due after two years through three years	1,478,200	(108,981)	1,478,200	108,528	3.96	1.24	3.86	1.34
Due after three years through four years	869,800	(74,169)	869,800	74,188	4.11	1.24	4.08	1.27
Due after four years through five years	518,110	(51,128)	518,110	51,097	4.25	1.23	4.18	1.30
Thereafter	152,200	(23,802)	152,200	23,722	5.05	1.27	5.08	1.24

Total	$14,474,059	$(992,375)	$14,474,059	$985,338	4.22%	1.25%	4.12%	1.35%

(1)          The SFAS 133 fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2009.

SFAS 133 Fair Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity

As of March 31, 2009

(dollars in thousands)

			CO Bonds & Discount Notes		Weighted-Average Yield (2)
				SFAS 133 Fair		Derivatives
				Value			Pay
	Derivatives			Adjustment	CO Bonds	Receive	Floating	Net Pay
Year of Maturity	Notional	Fair Value	Hedged Amount	(1)	& DNs	Fixed Rate	Rate	Result

Due in one year or less	$9,436,714	$17,341	$9,436,714	$(17,175)	1.57%	1.56%	0.72%	0.73%
Due after one year through two years	1,751,260	27,879	1,751,260	(28,052)	2.41	2.50	1.14	1.05
Due after two years through three years	670,000	14,252	670,000	(14,353)	3.50	3.31	1.26	1.45
Due after three years through four years	555,000	21,463	555,000	(21,550)	3.97	3.98	1.03	1.02
Due after four years through five years	1,051,000	61,768	1,051,000	(62,096)	3.92	3.79	1.30	1.43
Thereafter	1,111,497	126,595	1,111,497	(127,678)	5.32	5.33	1.58	1.57

Total	$14,575,471	$269,298	$14,575,471	$(270,904)	2.31%	2.29%	0.92%	0.94%

(1)          The SFAS 133 fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

SFAS 133 Fair Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations

As of March 31, 2009

(dollars in thousands)

			CO Bonds & Discount Notes		Weighted-Average Yield (2)
				SFAS 133 Fair		Derivatives
Maturity or Next Call	Derivatives			Value Adjustment	CO Bonds	Receive	Pay Floating	Net Pay
Date	Notional	Fair Value	Hedged Amount	(1)	& DNs	Fixed Rate	Rate	Result

Due in one year or less	$10,338,549	$31,596	$10,338,549	$(31,677)	1.83%	1.82%	0.74%	0.75%
Due after one year through two years	1,755,922	31,566	1,755,922	(31,578)	2.56	2.64	1.13	1.05
Due after two years through three years	400,000	11,492	400,000	(11,487)	3.39	3.07	1.43	1.75
Due after three years through four years	275,000	16,909	275,000	(16,909)	3.55	3.57	0.98	0.96
Due after four years through five years	971,000	58,934	971,000	(59,239)	3.80	3.65	1.35	1.50
Thereafter	835,000	118,801	835,000	(120,014)	5.05	5.06	1.88	1.87

Total	$14,575,471	$269,298	$14,575,471	$(270,904)	2.31%	2.29%	0.92%	0.94%

(1)          The SFAS 133 fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

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

Outstanding Derivative Contracts with Members and Affiliates of Members

(dollars in thousands)

			March 31, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$2,862,025	9.47%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	1,304,260	4.32

(1)          The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations of the 2008 Annual Report on Form 10-K. The Bank’s equity capital resources are governed by the capital plan, which is described under Capital below.

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

Short-term liquidity-management practices are described in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets.

Under the Federal Home Loan Banks P&I Funding Contingency Plan Agreement (the Agreement), which became effective in 2006, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the Agreement, the 11 other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the 11 other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on one day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the funding FHLBanks.

As protection against temporary disruptions in access to the CO debt markets and in accordance with related Finance Agency guidance, the Bank strengthened its contingency-liquidity plans to add a requirement that the Bank maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under certain scenarios, as more fully described in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk. The Bank also has contingent liquidity through a lending agreement the Bank entered into in 2008 with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF. The GSECF is a lending facility that is an additional source of liquidity for the FHLBanks, Freddie Mac, and Fannie Mae. Funding thereunder would be provided directly by the U.S. Treasury in exchange for eligible collateral, which is limited to guaranteed MBS issued by Freddie Mac and Fannie Mae as well as advances by the Bank to its members. Loans will be for short-term durations and no loans will be made with a maturity date beyond December 31, 2009. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. As of March 31, 2009, the Bank had not drawn on the GSECF. The Bank’s contingency-liquidity plans are further described in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk.

The CO debt markets continue to experience volatile pricing, particularly for CO bonds with long-term maturities due to the continuing U.S. economic recession, shocks to the global capital markets experienced during the second half of 2008, and U.S. federal government responses thereto. Some of the government’s responses have tended to create a market perception that FHLBank debt obligations would not receive the same level of federal governmental support as other debt obligations, causing yield spreads for long-term CO debt to remain elevated relative to historical norms. For example, the FDIC’s Temporary Liquidity Guarantee Program is a program designed to assist commercial banks in issuing debt under which the FDIC guarantees certain unsecured obligations of banks and other financial institutions and is backed by the full faith and credit of the U.S., while FHLBank debt does not have such support.

The Bank’s long-term funding costs have improved somewhat during the first quarter of 2009, a trend that has continued into the second quarter of 2009, although long-term funding costs still remain at levels higher than historical norms. This improvement coincides with continued purchases of GSE debt by the Federal Reserve Bank of New York pursuant to the GSE debt-purchase initiative, described under Recent Legislative and Regulatory Developments in this Item; improved success in placing long-term CO bonds with investors through negotiated transactions relative to the fourth quarter of 2008; and the resumption of the placement of long-term CO bonds through public issuances, where such public issuances were limited during the second half of 2008 due to investor preference for short-term investments, a trend that we believe may have abated somewhat. The FHLBanks issued a total of $127.2 billion par value of CO bonds during the quarter ended March 31, 2009, an increase of $65.1 billion over the $62.1 billion par value issued during the quarter ended December 31, 2008.

Capital

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

•                  4.0 percent for advances with an original maturity greater than overnight and up to three months; and

•                  4.5 percent for all other advances.

The Bank’s minimum capital-to-assets leverage limit is 4.0 percent based on Finance Agency requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the Bank’s purchases of mortgage loans, MBS, and other investments.

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented its Excess Stock Repurchase Program to help it manage its capital by reducing the amount of excess capital stock held by members. During the three months ended March 31, 2009, the Bank did not complete any repurchases of excess capital stock under this program.

The Bank may also, at its sole discretion, repurchase shares of excess stock upon request by members. However, effective December 8, 2008, the Bank placed a moratorium on all excess stock repurchases to help preserve the Bank’s capital in light of the various challenges to the Bank, including the growth in unrealized losses on the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments, as well as growth in competition for advances based on certain U.S. federal government responses to the shocks to the global capital markets and the broadening and deepening U.S. economic recession, including the responses discussed in this Item under Recent Legislative and Regulatory Developments. During the three months ended March 31, 2009, the Bank repurchased capital stock totaling $1.5 million, which represented excess stock repurchase requests that were already outstanding at the time the Bank announced its moratorium on excess stock repurchases.

Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $90.9 million and $93.4 million at March 31, 2009, and December 31, 2008, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of March 31, 2009, and December 31, 2008 (dollars in thousands):

Anticipated Stock-Redemption Period	March 31, 2009	December 31, 2008

Due in less than one year	$4,185	$4,185
Due after one year through two years	103	103
Due after two years through three years	—	—
Due after three years through four years	—	2,520
Due after four years through five years	86,598	86,598

Total mandatorily redeemable capital stock	$90,886	$93,406

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

The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or the termination of the related activity. If activity-based stock becomes excess capital stock as a result of the termination of the related activity, the Bank may, in its sole discretion, repurchase the excess activity-based stock prior to the expiration of the five-year redemption notice period, provided that it would continue to meet its minimum regulatory capital requirements after the redemption.

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

At March 31, 2009, and December 31, 2008, members and nonmembers with capital stock outstanding held $961.9 million and $677.3 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of March 31, 2009, and December 31, 2008 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

March 31, 2009	$565,808	$2,167,700	$2,733,530	$3,695,399	$961,869

December 31, 2008	530,263	2,470,559	3,000,843	3,678,126	677,283

(1)               Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)               Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target. On December 14, 2008, the Bank’s board of directors adopted a retained earnings target of $600.0 million (the retained earnings target was $213.0 million at December 31, 2007), in connection with the Bank’s efforts to preserve capital in light of the various challenges to the Bank, including the growth in unrealized losses on the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments, as well as growth in competition for advances based on certain U.S. federal government responses to the shocks to the global capital markets and the broadening and deepening U.S. economic recession, including such responses discussed in this Item under Recent Legislative and Regulatory Developments. While no specific date has been set for reaching this level of retained earnings, it is expected that the increase of retained earnings will occur over the next several years. At March 31, 2009, the Bank had retained earnings of $245.9 million.

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

Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Agency has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At March 31, 2009, the Bank had a total capital to assets ratio of 5.2 percent, a leverage capital to assets ratio of 7.7 percent, and a risk-based capital requirement of $2.7 billion, which was satisfied by the Bank’s permanent capital of $3.9 billion. At December 31, 2008, the Bank had a total capital to assets ratio of 4.6 percent, a leverage capital to assets ratio of 6.8 percent, and a risk-based capital requirement of $2.1 billion, which was satisfied by the Bank’s permanent capital of $3.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. See Financial Condition — Capital in this Item for discussion concerning the increase in the Bank’s risk-based capital requirement.

Effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule). The Interim Capital Rule, among other things, established criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Interim Capital Rule requires the Director to determine on no less than a quarterly basis the capital classification of each FHLBank. The Director has not yet made this determination for the Bank. Each FHLBank is required to notify the Director within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below  the level necessary to maintain its assigned capital classification. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Requirements of the 2008 Annual Report on Form 10-K for additional information.

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

•                  standby bond-purchase agreements with state housing authorities; and

•                  unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Note 19 — Commitments and Contingencies to the Bank’s 2008 financial statements in the 2008 Annual Report on Form 10-K.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). See Item 1 — Business — Assessments of the 2008 Annual Report on Form 10-K for additional information regarding REFCorp and AHP assessments.

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

The Bank has identified five accounting estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Bank’s Audit Committee of the board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2008 Annual Report on Form 10-K.

As of March 31, 2009, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements, except as described below.

Other-Than-Temporary Impairment of Investment Securities

The Bank evaluates held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. This evaluation requires management judgment and a consideration of many factors, including but not limited to, the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, an analysis of cash flows based on default and prepayment assumptions, and external credit ratings. Although external rating agency action or a change in a security’s external rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized. If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, the Bank’s management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations and the security’s performance. If the Bank’s initial analysis identifies securities at risk of other-than-temporary impairment, the Bank performs additional testing of these investments, which are typically private-label mortgage-backed securities and home equity loans. At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the Bank modified certain assumptions in its cash flow analysis to reflect more extreme loss severities and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security.

In accordance with the Finance Agency Other Than Temporary Impairment Consistency Guidance, described under Recent Legislative and Regulatory Developments in this Item, as part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, the Bank uses estimated cash flows based on key modeling assumptions provided by the FHLBank of San Francisco for its private-label MBS other than subprime, private-label MBS. To effect consistency among the FHLBanks that have subprime private-label MBS, the FHLBanks, including the Bank, have selected the FHLBank of Chicago’s platform, and the FHLBank of Chicago have provided the Bank with the key modeling assumptions for such private-label MBS and also has run the cash flow analysis for the Bank as the Bank does not have the same platform necessary to mirror the FHLBank of Chicago’s loan-level analysis of such securities. In the event that the FHLBank of Chicago does not have the ability to model a particular subprime MBS owned by the Bank, the latter will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. The Bank continues to select its modeling assumptions and run its cash flow analysis for commercial private-label MBS. For these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank’s MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. The Bank performs analysis based on expected behavior of the loans, whereby these loan-performance scenarios are applied against each security’s credit-support structure to monitor credit-enhancement sufficiency to protect the Bank’s investment. The model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return all contractual cash flows. Any changes to the assumptions for other-than-temporary impairment analysis as set forth in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected, discounted at the security’s effective yield, and the amortized cost basis) exists, but the Bank does not intend to sell the debt security and it is not likely that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. If the Bank’s cash-flow analysis results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. If the Bank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less than other-than-temporary impairment recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

See Part I — Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional information related to management’s other-than-temporary impairment analysis for the current period.

RECENT ACCOUNTING DEVELOPMENTS

FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2). On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Bank adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on the Banks’ financial condition, results of operations, or cash flows.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS 161). On March 19, 2008, the FASB issued SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank’s adoption of SFAS 161 on January 1, 2009, resulted in increased financial statement disclosures. See Part I — Item 1 — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for required disclosures.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. FSP FAS 115-2 and 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not likely that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the financial statements. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. Subsequent non-other-than-temporary impairment related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings. The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovery of its amortized cost basis.

The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the $349.1 million cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2 as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. The following table illustrates the effect of adoption.

Impact of Adopting FSP FAS 115-2 and FAS 124-2

As of January 1, 2009

(dollars in thousands)

	Amount prior to Adoption	Effect of Adoption	Amount after Adoption
CAPITAL
Capital stock — Class B — putable ($100 par value), 35,847 shares issued and outstanding at December 31, 2008	$3,584,720	$—	$3,584,720
(Accumulated deficit) retained earnings	(19,749)	349,106	329,357
Accumulated other comprehensive loss:
Net unrealized loss on held-to-maturity securities	—	(349,106)	(349,106)
Net unrealized loss on available-for-sale securities	(130,480)	—	(130,480)
Net unrealized loss relating to hedging activities	(379)	—	(379)
Pension and postretirement benefits	(3,887)	—	(3,887)

Total Capital	$3,430,225	$—	$3,430,225

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP FAS 157-4). On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be applied prospectively. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Bank adopted FSP FAS 157-4 effective January 1, 2009. See Note 15 — Estimated Fair Values for further details. The Bank’s adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends the disclosure requirements in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting (APB 28) to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not have an effect on the Bank’s financial condition, results of operations, or cash flows. See Note 15 — Estimated Fair Values for further details.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Guidance for Determining Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the Finance Agency provided us and the other 11 FHLBanks with guidance on the process for determining other-than-temporary impairment with respect to our holdings of private-label MBS and our adoption of  FSP FAS 115-2 and 124-2. The goal of the guidance is to promote consistency in the determination of other-than-temporary impairment for private-label MBS among all FHLBanks based on the understanding that investors in the consolidated debt of the FHLBanks can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. Recognizing that many of the FHLBanks desired to early adopt FSP FAS 115-2 and 124-2, the guidance also requires that all FHLBanks early adopt FSP FAS 115-2 and 124-2 in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining other-than-temporary impairment.

Under the guidance, each FHLBank continues to identify private-label MBS it holds that should be subject to a cash-flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in the cash-flow analysis by ensuring the use of consistent key modeling assumptions, the Finance Agency guidance requires that for the first quarter of 2009, the FHLBank of San Francisco will provide the other FHLBanks with assumptions to be used by all FHLBanks for purposes of producing cash-flow analyses used in analyzing credit losses and determining other-than-temporary impairment for residential private-label MBS other than subprime private-label MBS. The guidance requires the FHLBank of San Francisco to determine the FHLBank System-wide modeling assumptions based upon the guidance in FSP FAS 115-2 and FAS 124-2 and after consulting the other FHLBanks and the Finance Agency.

With respect to subprime private-label MBS, the guidance provides for the first quarter of 2009 that the other-than-temporary-impairment analysis be run on a common platform. Consistent with that provision, FHLBanks with these types of private-label MBS, including the Bank, have selected the FHLBank of Chicago’s platform, and the FHLBank of Chicago has provided such FHLBanks with the related modeling assumptions and cash flow analyses for purposes of analyzing credit losses and determining other-than-temporary-impairment on such private-label MBS. In the event that the FHLBank of Chicago does not have the ability to model a particular subprime MBS owned by the Bank, the latter will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time.

The Finance Agency Other Than Temporary Impairment Consistency Guidance is inapplicable to the Bank’s portfolio of private-label commercial MBS, and so the Bank continues to select its modeling assumptions and run its cash flow analysis for such securities as it has done prior to the receipt of the guidance.

With respect to assessing the potential mitigation of projected credit losses through the application of existing credit insurance from third parties in the event of loss of contractual principal or interest, each FHLBank is directed under the FHLBank System-wide modeling assumptions provided under the Finance Agency Other than Temporary Impairment Consistency Guidance to provide qualitative assessment as to the ability of the respective issuer to cover such projected shortfall of principal or interest for the bond.

In addition to using the modeling assumptions provided by the FHLBank of San Francisco, the guidance requires for the first quarter of 2009 that each FHLBank conduct its other-than-temporary-impairment analysis utilizing the same specified third-party risk model and a specified third-party loan-performance data source. The guidance provides that an FHLBank may use the assumptions provided by the FHLBank of San Francisco in an alternative risk model with alternative loan performance data if certain conditions are met. An FHLBank that does not have access to the required risk model and loan performance data sources or does not meet the conditions for using an alternative risk model is required under the guidance to engage another FHLBank to perform the cash flow analyses underlying its other-than-temporary-impairment determinations. The guidance requires FHLBanks performing their own cash flow analysis to perform certain control checks to ensure they can accurately replicate the FHLBank of San Francisco’s cash flow results for a sample of private-label MBS.

Each FHLBank is responsible for making its own determination of impairment, the reasonableness of assumptions, and performing the required present-value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to make sure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks.

For the period ending March 31, 2009, the Bank has completed its other-than-temporary-impairment analysis and made its impairment determinations utilizing the risk model and loan performance data source specified in the Finance Agency Other Than Temporary Impairment Consistency Guidance as well as the assumptions provided by the FHLBank of San Francisco, other than for subprime private-label MBS, and cash-flow analysis for subprime private-label MBS provided by the FHLBank of Chicago. As the Bank does not have the same platform as FHLBank of Chicago to perform a cash flow analysis for its subprime private-label MBS, the Bank engaged FHLBank of Chicago to perform an analysis of such private-label MBS.

Interim Capital Rule

In accordance with HERA, effective January 30, 2009, the Finance Agency promulgated an interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule). The Interim Capital Rule is more fully described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Requirements in the 2008 Annual Report on Form 10-K. The Interim Capital Rule has a comment deadline of May 15, 2009, following which the Finance Agency is expected to promulgate a final rule on capital classifications and critical capital levels for the FHLBanks (the Final Capital Rule). The Interim Capital Rule, among other things, established criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Finance Agency has discretion to reclassify an FHLBank and to modify or add to corrective action requirements for a particular capital classification so the Bank cannot predict the impact of the Interim Capital Rule on the Bank. Further, the Final Capital Rule is subject to comment and so the Bank cannot predict what impact the Final Capital Rule will have on the Bank.

Regulation Regarding Golden Parachute Payments

In accordance with HERA, the Finance Agency promulgated an interim final regulation effective September 16, 2008, and amended on each of September 19, 2008, and September 23, 2008, which provides regulatory guidance on the Director’s authority under HERA to prohibit or limit golden parachute payments by an FHLBank that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director. The final regulation includes a list of factors the Director must consider in determining whether to prohibit or limit any golden parachute payment. Such factors primarily relate to the relative culpability of the proposed recipient of the payment in such FHLBank’s becoming insolvent, entering into conservatorship or receivership, or being in a troubled condition. Effective January 29, 2009, the Finance Agency promulgated a final regulation regarding golden parachute payments that adopted the interim final regulation’s requirements as originally promulgated in all material respects. The Bank cannot predict what impact this regulation will have on the Bank.

U.S. Treasury Department’s Financial Stability Plan

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to address the global capital markets crisis and U.S. economic recession that continues into 2009. The plan consists of comprehensive stress tests of certain financial institutions, the provision of capital injections to certain financial institutions, controls on the use of capital injections, a purchase program for certain illiquid assets, limits on executive compensation, antiforeclosure and housing support requirements, and small-business and community-lending initiatives. Although some details have been provided, such details are insufficient to enable the Bank to predict what impact the plan is likely to have on the Bank.

On March 23, 2009, in accordance with the Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program, which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally rated triple-A) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. If this program is used to purchase classes of assets the same as, or similar to, assets in the Bank’s investment portfolio, the fair value of such assets may rise, which would likely benefit the Bank.

Federal Reserve Board GSE Debt Purchase Initiative

On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. Through May 8, 2009, the Federal Reserve Bank of New York has purchased approximately $72.0 billion in such term debt, of which approximately $17.9 billion was FHLBank term debt. See Liquidity and Capital Resources in this item for a discussion of this initiative’s impact on the Bank.

Federal Reserve Board Program to Purchase MBS Issued by Housing GSEs

On November 25, 2008, the Federal Reserve Board announced a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac, and the Government National Mortgage Association to reduce the cost and increase the availability of credit for the purchase of houses. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $750 billion of such MBS. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency-mortgage pricing. Comparative MPF price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF products could diminish.

FDIC Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced an immediately effective program known as the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt and the unsecured portion of any secured debt issued by participating nonforeign-insured institutions, participating U.S. bank holding companies, and U.S. savings and loan holding companies that have at least one operating, nonforeign-insured depository institution within its holding company structure, as well as certain affiliates of nonforeign-insured institutions as permitted by the FDIC where such debt is issued on or before June 30, 2009, for a fee of 75 basis points on new debt issues by each participating institution. The amount of debt covered by the guarantee is 125 percent of debt that was outstanding as of September 30, 2008, that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured. Debt guaranteed by the Temporary Liquidity Guarantee Program is backed by the full faith and credit of the U.S. On February 10, 2009, the FDIC announced an extension to the guarantee of eligible debt under this program from June 30, 2009, to October 31, 2009, in exchange for an additional premium for the guarantee. The Temporary Liquidity Guarantee Program is believed to have caused yield spreads for CO debt with maturities of greater than six months to widen. See Liquidity and Capital Resources — Liquidity, in this Item for additional discussion of the Temporary Liquidity Guarantee Program’s possible impact on the Bank.

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

Proposed Federal Legislation Permitting Bankruptcy Cramdowns on First Mortgages of Owner-Occupied Homes

Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would allow a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property, which is prohibited by the Bankruptcy Reform Act of 1994. Some of the private-label MBS in which the Bank has invested contain a cap on bankruptcy losses, and when such cap is exceeded, bankruptcy losses are allocated among all classes of such MBS on a pro-rata basis among the classes of such MBS rather than by seniority. The Bank only invests in senior classes of private-label MBS. In the event that this legislation is enacted so as to apply to all existing mortgage debt (including first mortgages of owner-occupied homes), then the Bank could face increased risk of credit losses on its private-label MBS that include such bankruptcy caps due to the erosion of the credit protection it would have otherwise had via its senior class of such MBS. Any such credit losses may also lead to other-than-temporary impairment charges for affected private-label MBS in the Bank’s held-to-maturity portfolio. Additionally, bankruptcy cramdowns could adversely impact the value of the collateral held in support of the Bank’s loans to members, resulting in further reduction of member borrowing capacity, and could adversely impact the value of MPF mortgage loans held by the Bank. Although legislation introduced on such bankruptcy cramdowns has been defeated in the U.S. Senate, similar legislation could be re-introduced.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.1 trillion at March 31, 2009, and $1.3 trillion at December 31, 2008.

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

On May 15, 2009, Moody’s downgraded the FHLBank of Chicago’s subordinated debt to A2 with a stable outlook from Aa2.

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

On April 28, 2009, the Bank was ordered by the Director of the Finance Agency to limit the payment of salary-based severance to Michael A. Jessee, president and chief executive officer of the Bank, to twelve months of such payments rather than the awarded eighteen months following the date of his retirement. In accordance with that order, the Bank and Mr. Jessee entered into an amendment to the agreement that awarded such payments, which amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1, to limit such payments to twelve months following the date of his retirement. Mr. Jessee retired from the Bank effective April 30, 2009.

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

•                  Market risk is the risk to earnings or market value of equity (MVE) due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is primarily overseen by the Asset-Liability Committee through ongoing review of value at risk (VaR) and the economic value of capital. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility.

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

The board of directors defines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank’s risk-management policy. The Risk and Finance Committees of the board of directors provide additional oversight for market risk and credit risk. The board of director’s Audit Committee provides additional oversight for operational risk. The board of directors also reviews the result of an annual risk assessment conducted by management for its major business processes.

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

The Bank closely monitors the financial condition of all members and nonmember borrowers by reviewing available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, Securities and Exchange Commission filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members’ regulatory examination reports. The Bank analyzes this information on a regular basis.

Throughout 2008, the overall performance and financial condition of the Bank’s membership weakened as the broader economy deteriorated, leading to increases in delinquent and nonperforming loans, significant loan loss provisions, losses in investment securities portfolios, and the impact of increased deposit insurance premiums. Total net income among the Bank’s membership declined from $4.5 billion in 2007 to a net loss of $1.3 billion in 2008. Average nonperforming assets for depository institution members increased from 0.50 percent of total assets in 2007 to 0.91 percent of total assets in 2008. The average ratio of tangible capital to assets among the membership declined from 8.23 percent in 2007 to 8.09 percent in 2008. Through the 16-month period ending April 30, 2009, there were no failures among the Bank’s membership.

Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-collateral status, or delivery-collateral status.

The Bank assigns members that it has determined are in good financial condition to blanket-lien status. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member’s assets. This limit may be waived by the president of the Bank after considering factors such as the member’s credit rating, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of assets are placed in listing-collateral status or, if necessary, delivery-collateral status with the Bank. The Bank assigns members that it has determined are financially weak to delivery-collateral status. The Bank also assigns all insurance company members that have a nationally recognized statistical rating organization (NRSRO) long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, all nonmember borrowers, and housing associates to delivery-collateral status.

The assignment of a member to a collateral-status category reflects the Bank’s increasing level of control over the collateral pledged by the member as a member’s financial condition deteriorates. When the Bank classifies a member as being in blanket-lien status, the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in blanket-lien status must specifically list with the Bank all mortgage-loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage-loan collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank, the Bank’s approved safekeeping agent, or held by a member’s securities corporation. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank’s approved safekeeping agent.

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

•                  Securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by Freddie Mac, Fannie Mae, and the Government National Mortgage Association);

•                  Cash or deposits with an FHLBank; and

•                  Other real-estate-related collateral acceptable to the Bank if such collateral has a readily ascertainable value and the Bank can perfect its interest in the collateral.

In addition, in the case of any community financial institution, as defined in accordance with the FHLBank Act, the Bank may accept as collateral secured loans for small business and agriculture, or securities representing a whole interest in such secured loans.

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

The Bank generally requires all borrowing members and housing associates to execute a security agreement that grants the Bank a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property, U.S. federal, state, and municipal obligations, GSE securities, corporate debt obligations, commercial paper, funds placed in deposit accounts at the Bank, FHLBank COs, such other items or property of the borrower that are offered to the Bank by the borrower as collateral, and all proceeds of all of the foregoing. In the case of insurance companies in some instances, the Bank establishes a specific lien instead of a blanket lien subject to the Bank’s receipt of additional safeguards from such members. The Bank protects its security interest in these assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. The Bank also requires that borrowers in blanket-lien and listing-collateral status submit to the Bank, on at least an annual basis, an audit opinion that confirms that the borrower is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank’s discretion, to submit such an audit opinion. Bank employees conduct onsite reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank’s eligibility requirements. The Bank may conduct an onsite collateral review at any time.

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

Advances outstanding to borrowers in blanket-lien status at March 31, 2009, totaled $36.8 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $72.3 billion as of March 31, 2009. Of this total, $9.3 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $3.7 billion of securities are held by borrowers’ securities corporations, and $28.6 billion of residential mortgage loans have been pledged by borrowers’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at March 31, 2009, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of March 31, 2009

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral (1)	Ratio of Collateral to Advances

Listing-collateral status	24	$11,129,651	$17,926,018	161.1%
Delivery-collateral status	21	481,501	1,848,716	384.0

Total par value	45	$11,611,152	$19,774,734	170.3%

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

The Bank assigns borrowers to blanket-lien status, listing-collateral status, and delivery-collateral status based on the Bank’s assessment of the financial condition of the borrower. The method by which a borrower pledges collateral is dependent upon the collateral status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. For example, securities collateral pledged by a borrower that is in blanket-lien status based on its financial condition appears in the table below as being in collateral delivered to the Bank, since all securities collateral must be delivered to the Bank or to a Bank-approved third-party custodian. Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank’s collateral valuation discounts.

Collateral by Pledge Type

As of March 31, 2009

(dollars in thousands)

Amount of Collateral

Collateral pledged under blanket lien	$57,254,583
Collateral specifically listed and identified	9,376,462
Collateral delivered to the Bank	28,664,988

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk — Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At March 31, 2009, the Bank’s unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $2.3 billion to seven counterparties and issuers, of which $566.8 million was for certificates of deposit, $900.0 million was for overnight federal funds sold, and $820.8 million was for debentures. As of March 31, 2009, there were four counterparties or issuers that individually accounted for more than 10 percent of the Bank’s total unsecured credit exposure of $2.3 billion. These counterparties accounted for a total of 83.9 percent of total unsecured credit exposure.

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

Credit ratings on these investments as of March 31, 2009, are provided in the following table.

Credit Ratings of Investments at Carrying Value

As of March 31, 2009

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B

Money-market instruments (2):
Interest-bearing deposits	$11,552,123	$—	$—	$—	$—
Certificates of deposit	—	565,000	—	—	—
Federal funds sold	—	700,000	200,000	—	—
Securities purchased under agreements to resell	—	—	1,000,000	—	—

Investment securities:
U.S. agency obligations	38,084	—	—	—	—
U.S. government corporations	236,426	—	—	—	—
Government-sponsored enterprises	128,106	—	—	—	—
Supranational banks	410,061	—	—	—	—
State or local housing-finance-agency obligations	30,291	186,235	—	56,568	—
GSE MBS	4,557,417	—	—	—	—
Private-label MBS	768,749	220,872	157,059	309,549	1,403,009
ABS backed by home-equity loans	21,094	3,052	9,506	3,093	465

Total investments	$17,742,351	$1,675,159	$1,366,565	$369,210	$1,403,474

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)          The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank’s below investment grade securities as of March 31, 2009 (dollars in thousands).

	Long-Term Credit Rating (1)
Investment Category	Double-B	Single-B	Triple-C	Double-C	Total Below Investment Grade

Private-label MBS	$260,097	$560,949	$545,586	$36,377	$1,403,009
ABS backed by home-equity loans	465	—	—	—	465

Total	$260,562	$560,949	$545,586	$36,377	$1,403,474

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Of the Bank’s $8.7 billion in par value of MBS and ABS investments at March 31, 2009, $4.1 billion in par value are private-label MBS. Of this amount, $3.4 billion in par value are securities backed primarily by Alt-A loans, while $550.1 million in par value are backed primarily by prime loans. Only $34.4 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by Standard & Poor’s, it does review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the FHLBank System-wide modeling assumptions promulgated under the Finance Agency Other than Temporary Impairment Consulting Guidance. The third party collateral loan performance used by the Bank and by the FHLBank of San Francisco assesses eight bonds owned by the Bank whose collateral is held as Prime by Standard & Poor’s to be Alt-A in nature, and have been modeled accordingly at the more punitive credit assumptions applied to Alt-A collateral. None of these bonds, with a total par value of $110.0 million as of March 31, 2009, were deemed to be other than temporarily impaired as of March 31, 2009. These bonds are reported as Prime in the various tables. In addition, one Prime collateral bond, holding $2.6 million in par value as of March 31, 2009, was viewed as Alt-A under certain credit performance thresholds outlined in the FHLBank System-wide modeling assumptions promulgated under the Finance Agency Other than Temporary Impairment Consulting Guidance. This security was not deemed to be other than temporarily impaired as of March 31, 2009.  It likewise is classified as Prime in the various tables.  The Bank does not hold any collateralized debt obligations.

The following table stratifies the Bank’s private-label MBS by credit rating.

Credit Ratings of Private-Label MBS at Amortized Cost

As of March 31, 2009

(dollars in thousands)

Investment Grade	Amortized Cost	Net Unrealized Losses	Weighted Average Collateral Delinquency % (1)
Home equity loans:
Prime A	$3,929	$(1,705)	0.29%
Subprime AAA	21,094	(9,071)	24.90
Subprime AA	3,052	(1,338)	34.02
Subprime A	5,577	(1,414)	22.62
Subprime BBB	4,156	(2,194)	26.98
Subprime BB	465	(284)	12.70

Total home equity loans	38,273	(16,006)	22.85

Private-label residential MBS:
Prime AAA	382,452	(76,575)	5.10
Prime AA	27,989	(10,561)	2.54
Prime A	28,711	(12,906)	9.94
Prime BBB	32,529	(8,631)	13.32
Prime BB	62,709	(28,623)	17.45
Prime B	10,210	(5,576)	22.07
Alt-A AAA	253,769	(87,262)	20.33
Alt-A AA	220,148	(110,582)	22.27
Alt-A A	128,348	(50,039)	33.17
Alt-A BBB	363,572	(188,303)	34.64
Alt-A BB	191,339	(91,751)	33.59
Alt-A B	833,438	(475,006)	37.29
Alt-A CCC	1,194,464	(649,948)	41.88
Alt-A CC	63,742	(27,365)	42.45

Total private-label residential MBS	3,793,420	(1,823,128)	32.28

Private-label commercial MBS:
Prime AAA	142,682	(22,635)	2.30

Total private-label MBS	$3,974,375	$(1,861,769)	31.16%

(1)          Represents loans that are 60 days or more delinquent.

The following two tables provide a summary of credit ratings downgrades that have occurred during the period from January 1, 2009, through March 20, 2009, for the Bank’s private-label MBS.

Private-Label MBS Ratings Downgrades

During the Period from April 1, 2009, through May 8, 2009

(dollars in thousands)

	To AA		To A		To BBB		To Below Investment Grade		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Downgraded from AAA
Private-label residential MBS	$8,421	$5,064	$55,317	$45,523	$9,569	$4,520	$99,731	$87,200	$173,038	$142,307

Downgraded from AA
Private-label residential MBS			—	—	—	—	27,989	17,428	27,989	17,428

Downgraded from A
Private-label residential MBS					—	—	28,711	15,805	28,711	15,805

Downgraded from BBB
Private-label residential MBS							127,420	65,673	127,420	65,673
Home equity loans							2,873	1,413	2,873	1,413

Total	$8,421	$5,064	$55,317	$45,523	$9,569	$4,520	$286,724	$187,519	$360,031	$242,626

The following table summarizes the Bank’s below investment grade downgrades.

Private-Label MBS Ratings Downgrades

For Below Investment Grade Investments

During the Period from April 1, 2009, through May 8, 2009

(dollars in thousands)

	To BB		To B		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Downgraded from AAA
Private-label residential MBS	$99,705	$87,176	$26	$24	$99,731	$87,200

Downgraded from AA
Private-label residential MBS	27,989	17,428	—	—	27,989	17,428

Downgraded from A
Private-label residential MBS	—	—	28,711	15,805	28,711	15,805

Downgraded from BBB
Private-label residential MBS	93,003	42,178	34,417	23,495	127,420	65,673
Home equity loans	2,873	1,413	—	—	2,873	1,413

Total	$223,570	$148,195	$63,154	$39,324	$286,724	$187,519

Investment Securities

Downgraded and/or Placed on Negative Watch

from April 1, 2009 through May 8, 2009

(dollars in thousands)

	Based on Amortized Cost as of March 31, 2009
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch

Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade	$296,638	$—	$—
Percentage of total private-label residential MBS	7.82%	—%	—%

Home equity loan investments:
Amount of home equity loan investments rated below investment grade	$2,873	$—	$—
Percentage of total home equity loan investments	7.51%	—%	—%

Total private-label residential MBS and home equity loan investments:
Amount of total private-label residential MBS and home equity loan investments rated below investment grade	$299,511	$—	$—
Percentage of total private-label MBS	7.54%	—%	—%

The following table stratifies the Bank’s private-label MBS by collateral type at March 31, 2009, and December 31, 2008.

Characteristics of Private-Label MBS by Type of Collateral

Par Values as of March 31, 2009, and December 31, 2008

(dollars in thousands)

	March 31, 2009			December 31, 2008
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$33,212	$512,962	$546,174	$38,662	$563,229	$601,891
Alt-A	112,773	3,300,902	3,413,675	121,315	3,471,077	3,592,392
Total private-label residential MBS	145,985	3,813,864	3,959,849	159,977	4,034,306	4,194,283

Private-label commercial MBS
Prime	142,763	—	142,763	144,311	—	144,311

Home equity loans
Prime	—	3,929	3,929	—	4,341	4,341
Subprime	16,082	18,272	34,354	16,495	18,717	35,212
Total home equity loans	16,082	22,201	38,283	16,495	23,058	39,553

Total par value of private-label MBS	$304,830	$3,836,065	$4,140,895	$320,783	$4,057,364	$4,378,147

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of March 31, 2009, are stratified by year of issuance of the security, including private-label commercial MBS.

Par Value of Private-Label Mortgage-Backed Securities and

Home Equity Loan Investments by Year of Securitization

At March 31, 2009

(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2007	$100,666	$27,989	$—	$21,823	$—	$150,478
2006	48,407	—	28,810	—	—	77,217
2005	22,405	—	—	—	62,603	85,008
2004	82,315	—	—	10,707	10,934	103,956
2003 and prior	129,515	—	—	—	—	129,515
Total residential MBS prime	383,308	27,989	28,810	32,530	73,537	546,174

Alt-A
2007	37,905	—	8,950	140,219	777,632	964,706
2006	21,171	13,429	25,544	54,962	1,358,607	1,473,713
2005	154,022	176,661	89,522	186,586	273,554	880,345
2004	40,256	30,755	4,343	—	—	75,354
2003 and prior	19,557	—	—	—	—	19,557
Total residential MBS Alt-A	272,911	220,845	128,359	381,767	2,409,793	3,413,675

Total private-label residential MBS	656,219	248,834	157,169	414,297	2,483,330	3,959,849

Home equity loans
Prime
2003 and prior	—	—	3,929	—	—	3,929

Subprime
2004	—	—	5,578	—	—	5,578
2003 and prior	21,094	3,051	—	4,167	464	28,776
Total subprime	21,094	3,051	5,578	4,167	464	34,354

Total home equity	21,094	3,051	9,507	4,167	464	38,283

Private-label commercial MBS
Prime
2003 and prior	142,763	—	—	—	—	142,763

Total prime	526,071	27,989	32,739	32,530	73,537	692,866

Total Alt-A	272,911	220,845	128,359	381,767	2,409,793	3,413,675

Total subprime	21,094	3,051	5,578	4,167	464	34,354

Total private-label MBS	$820,076	$251,885	$166,676	$418,464	$2,483,794	$4,140,895

The following table provides additional information related to the Bank’s below investment grade MBS as shown in the table above.

Par Value of Private-Label Mortgage-Backed Securities and

Home Equity Loan Investments by Year of Securitization

For Securities Rated Below Investment Grade

At March 31, 2009

(dollars in thousands)

	Double-B	Single-B	Triple-C	Double-C	Total
Private-label residential MBS
Prime
2005	$52,372	$10,231	$—	$—	$62,603
2004	10,934	—	—	—	10,934
Total residential MBS prime	63,306	10,231	—	—	73,537

Alt-A
2007	60,225	218,450	498,957	—	777,632
2006	53,445	487,306	739,740	78,116	1,358,607
2005	127,072	146,482	—	—	273,554
Total residential MBS Alt-A	240,742	852,238	1,238,697	78,116	2,409,793

Total private-label residential MBS	304,048	862,469	1,238,697	78,116	2,483,330

Home equity loans
Subprime
2003 and prior	464	—	—	—	464

Total private-label MBS	$304,512	$862,469	$1,238,697	$78,116	$2,483,794

The following table stratifies the Bank’s private-label MBS by fair value as a percent of par value through 2008.

Fair Value as a Percent of Par Value by Year of Securitization

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Private-label residential MBS
Prime
2007	82%	79%	92%	92%	91%
2006	74	82	92	97	96
2005	52	54	81	89	85
2004	66	68	87	91	94
2003 and prior	84	81	93	97	97
Total prime	74	74	90	94	94

Alt-A
2007	46	52	68	75	78
2006	43	47	63	71	72
2005	50	54	73	81	80
2004	52	53	76	87	93
2003 and prior	80	79	91	91	91
Total Alt-A	46	51	67	75	76

Total private-label residential MBS	50%	54%	71%	78%	79%

Home equity loans
Prime
2003 and prior	57%	71%	76%	75%	81%

Subprime
2004	75	77	77	78	70
2003 and prior	55	71	84	89	91
Total subprime	58	72	83	87	87

Total home equity	58%	72%	82%	85%	86%

Private-label commercial MBS
Prime
2003 and prior	84%	83%	96%	98%	98%

Total prime	76%	76%	91%	95%	95%

Total Alt-A	46%	51%	67%	75%	76%

Total subprime	58%	72%	83%	87%	87%

Total private-label MBS	51%	55%	72%	79%	80%

The following table shows the summary credit enhancements associated with the Bank’s residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of March 31, 2009, reflect the percentage of subordinated class outstanding balance as of March 31, 2009, to the Bank’s senior class holding outstanding balances as of March 31, 2009, weighted by the par value of the Bank’s respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of March 31, 2009, are indicative of the ability of subordinated classes to absorb loan collateral, lost principal, and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank’s credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank’s investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of March 31, 2009

(dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Weighted Average Market Price	Original Weighted Average	Current Weighted Average	Minimum Current Credit Support	Weighted Average Collateral Delinquency (1)
Private-label residential MBS:
Prime
2007	$150,478	$149,517	$123,310	81.95%	10.57%	11.53%	4.94%	4.56%
2006	77,217	77,118	57,392	74.33	11.18	12.59	9.81	5.88
2005	85,008	84,386	44,062	51.83	20.80	24.55	12.09	14.03
2004	103,956	103,982	68,466	65.86	10.49	19.05	4.20	11.10
2003 and prior	129,515	129,596	108,498	83.77	3.67	11.69	4.63	4.56
Total prime	546,174	544,599	401,728	84.09	10.60	15.18	4.20	7.46

Alt-A
2007	964,706	903,528	445,930	46.22	25.12	24.36	6.92	40.06
2006	1,473,713	1,383,260	629,428	42.71	26.40	26.22	2.82	41.40
2005	880,345	867,124	438,656	49.83	26.59	31.32	10.03	25.80
2004	75,354	75,354	39,073	51.85	14.35	23.11	10.74	17.20
2003 and prior	19,557	19,554	15,562	79.58	4.20	19.29	7.18	4.84
Total Alt-A	3,413,675	3,248,820	1,568,649	45.95	25.69	26.90	2.82	36.26

Total private-label RMBS	3,959,849	3,793,419	1,970,377	49.76	23.61	25.28	2.82	32.28

Home equity loans:
Prime
2003 and prior	3,929	3,929	2,225	56.60	1.50	4.69	4.69	0.29

Subprime
2004	5,578	5,578	4,164	74.66	7.35	23.90	23.90	22.62
2003 and prior	28,776	28,767	15,880	55.18	9.54	43.16	(0.64)	25.97
Total subprime	34,354	34,345	20,044	58.34	9.19	40.04	(0.64)	25.43

Total home equity	38,283	38,274	22,269	58.17	8.40	36.41	(0.64)	22.85

Private-label commercial MBS
Prime
2003 and prior	142,763	142,682	120,047	84.09	21.44	26.36	13.86	2.30

Total prime	692,866	691,210	524,000	73.43	10.53	15.10	4.20	7.41

Total Alt-A	3,413,675	3,248,820	1,568,649	45.95	25.69	26.90	2.82	36.26

Total subprime	34,354	34,345	20,044	58.34	9.19	40.04	(0.64)	25.43

Total private-label MBS	$4,140,895	$3,974,375	$2,112,693	51.02%	23.39%	25.42%	(0.64)%	31.16%

(1)          Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position

As of March 31, 2009

(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	March 31, 2009 % AAA	May 8, 2009 % AAA	May 8, 2009 % Investment Grade	May 8, 2009 % Below Investment Grade	May 8, 2009 % Watch List
Private-label residential MBS backed by:

Prime first lien	$546,174	$544,600	$(142,871)	7.46%	70.2%	42.1%	53.7%	46.3%	0.9%
Alt-A option ARM	1,174,117	1,151,928	(694,224)	36.02	0.2	0.2	27.4	72.6	0.2
Alt-A other	2,232,346	2,090,299	(986,033)	36.34	12.1	11.2	25.3	74.7	4.4

Total private-label residential MBS	3,952,637	3,786,827	(1,823,128)	32.25	16.6	12.2	29.8	70.2	2.7

Private-label commercial MBS backed by:

Prime first lien	142,763	142,682	(22,635)	2.30	100.0	100.0	100.0	—	—

Home equity loans backed by:

Prime first lien	3,929	3,929	(1,706)	0.29	—	—	100.00	—	—
Subprime first lien	34,355	34,344	(14,300)	25.43	61.4	61.4	90.3	9.7	10.9

Total home equity	38,284	38,273	(16,006)	22.9	55.1	55.1	91.3	8.7	9.8

Total private-label MBS	$4,133,684	$3,967,782	$(1,861,769)	31.1%	19.8%	15.6%	32.8%	67.2%	2.7%

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance of Private-Label Mortgage-Backed Securities and

Home Equity Loan Investments: Credit Ratings and Outlook

As of May 8, 2009

	Moody’s		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
AMBAC Assurance Corporation	Ba3	Developing	A	Negative	Not Rated	Not Rated
Financial Security Assurance, Inc.	Aa3	Developing	AAA	Negative	AAA	Negative Watch
MBIA Insurance Corporation	B3	Developing	BBB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	R		Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank’s private-label MBS and ABS as of March 31, 2009.

Geographic Concentration of Private-Label Mortgage and Asset-Backed Securities

March 31, 2009

State concentration
California	39.7%
Florida	12.4
Arizona	4.3
New York	4.3
Virginia	4.1
All Other	35.2

100.0%

Metropolitan Statistical Area
Los Angeles — Long Beach, CA	9.3%
Washington, D.C.-MD-VA-WV	5.6
Riverside — San Bernardino, CA	4.5
San Diego, CA	4.0
Orange County, CA	4.0
All Other	72.6

100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

In 2008 and through the first quarter of 2009, delinquency and foreclosure rates for subprime and Alt-A mortgages increased significantly nationwide, a trend that has continued through the date of this report and may continue through 2009. Moreover, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by subprime and Alt-A mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

Prices of many of the Bank’s private-label MBS continued to be depressed for the three months ended March 31, 2009, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid beginning in late February and March 2008. This illiquidity has increased the amount of management judgment required to value its private-label MBS. The following graph demonstrates how average prices changed with respect to various asset classes in the Bank’s MBS portfolio during the three months ended March 31, 2009:

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

The following table shows the Bank’s private-label MBS and home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses

of Private-Label Mortgage-Backed Securities and

Home Equity Loan Investments by Year of Securitization

At March 31, 2009

(dollars in thousands)

	AMBAC Assurance Corp		Financial Security Assurance Inc		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by year of securitization
Prime
2003 and prior	$3,928	$(1,705)	$—	$—	$—	$—	$—	$—	$—	$—

Alt-A
2007	102,213	(42,833)	37,905	(7,155)	—	—	—	—	—	—
2006	20,208	(12,670)	—	—	—	—	—	—	—	—
2005	42,309	(17,826)	—	—	—	—	—	—	—	—
2003 and prior	2,029	(76)	—	—	—	—	—	—	—	—
Total Alt-A	166,759	(73,405)	37,905	(7,155)	—	—	—	—	—	—

Subprime
2004	—	—	—	—	—	—	5,578	(1,414)	—	—
2003 and prior	2,883	(1,459)	7,582	(3,767)	17,028	(6,926)	—	—	1,284	(734)
Total subprime	2,883	(1,459)	7,582	(3,767)	17,028	(6,926)	5,578	(1,414)	1,284	(734)

Total private-label MBS	$173,570	$(76,569)	$45,487	$(10,922)	$17,028	$(6,926)	$5,578	$(1,414)	$1,284	$(734)

For the Bank’s other-than-temporary impairment analysis as of March 31, 2009, the Bank has determined the following related to the third-party bond insurance:

•                  HFA bonds. None of the Bank’s investments in HFA bonds were reliant upon a third-party bond insurer for purposes of returning contractual payment of principal and interest.

•                  MBS/ABS insured by Financial Security Assurance, Inc., Financial Guaranty Insurance Company, MBIA Insurance Corp., and Syncora Guarantee Inc.The Bank has determined that none of these investments were reliant upon the third-party bond insurer for purposes of returning contractual payment of principal and interest.

•                  MBS/ABS insured by Financial Guaranty Insurance Company. Two bonds were deemed to be other-than-temporarily impaired at December 31, 2008 due to qualitative reasons not related to expected loss of principal or interest, as discussed in the Bank’s 2008 Annual Report on Form 10-K.

•                  MBS/ABS insured by Ambac Assurance Corp. For any bond that demonstrated a loss of principal or interest when cash flows were modeled without the third-party bond insurance, no reliance was placed on the third-party bond insurer and the bond was deemed to be other-than-temporarily impaired because the Bank has determined that the financial condition of this insurer is not sufficiently stable on which such reliance should reasonably be placed.

The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of March 31, 2009.

Investments Insured by Financial Guarantors

Amortized Cost as of March 31, 2009

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody’s/S&P) As of May 8, 2009	HFA Bonds

Ambac Assurance Corp. (1)	wd/Ba3/A	$29,324
Financial Security Assurance, Inc.	AAA*/Aa3/AAA	124,129
National Public Finance Guarantee (formerly MBIA Insurance Corp. of Illinois (2)	NR/Baa1/AA-	52,850

Total		$206,303

*                 Rating is on review for possible downgrade / on Credit Watch Negative

(1)         Rating withdrawn.

(2)         The existing domestic public finance portfolio of MBIA Insurance Corp. was transferred to MBIA Insurance Corp of Illinois on February 18, 2009.

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit enhancement (CE) obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $450,000 and $350,000 at March 31, 2009 and December 31, 2008. As of March 31, 2009, nonaccrual loans amounted to $26.4 million and consisted of 274 loans out of a total of approximately 42,500 loans. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information regarding the Bank’s delinquent loans. The Bank had no charge-offs related to mortgage loans foreclosed upon during the first three months of 2009.

The Bank is also subject to credit risk through MPF Xtra, even though it does not acquire mortgage loans through this program. For MPF Xtra, the Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider’s required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the PFI regarding the sold loans. The Bank may, in turn, seek reimbursement from the related PFI in any such circumstance, at which point it is exposed to the credit risk of the PFI. The PFI’s reimbursement obligation in such a circumstance would become an obligation under such PFI’s advances agreement with the Bank. However, in the event that such a PFI became insolvent and the Bank lacked sufficient collateral under the advances agreement to satisfy the obligation, the Bank would sustain a loss in the amount of such collateral shortfall.

The Bank is exposed to credit risk from mortgage insurance (MI) companies that provide CE in place of the PFI, as well as primary MI coverage on individual loans. As of March 31, 2009, the Bank was the beneficiary of primary MI coverage on $255.5 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance coverage on mortgage pools with a total unpaid principal balance of $56.7 million. Eight MI companies provide all of the coverage under these policies.

As of May 8, 2009, all of these MI companies have been downgraded to a rating lower than double-A minus (or its equivalent) by at least one NRSRO, citing poor results for 2008 and the continued deterioration in key variables that influence claims for mortgage insurance. The table below shows the ratings of these companies as of May 8, 2009.

The Bank has analyzed its potential loss exposure to all of the MI companies and does not expect incremental losses due to these rating actions. This expectation is based on the CE features of the Bank’s master commitments (exclusive of MI), the underwriting characteristics of the loans that back the Bank’s master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The following table shows MI companies as of March 31, 2009.

Mortgage-Insurance Companies That Provide MI Coverage

(dollars in thousands)

	Mortgage-Insurance	As of March 31, 2009
Mortgage Insurance Company	Company Ratings (Fitch/Moody’s/S&P) As of May 8, 2009	Balance of Loans with Primary MI	Primary MI	Supplementary MI	MI Coverage	Percent of Total MI Coverage

Mortgage Guaranty Insurance Corporation	BBB/Ba2/BB	$75,396	$16,171	$—	$16,171	29.2%

Genworth Mortgage Insurance Corporation	NR/Baa2/BBB+	64,173	14,829	—	14,829	26.8

CMG Mortgage Insurance Company	A+/NR/A	27,475	6,332	—	6,332	11.4

PMI Mortgage Insurance Company	NR/Ba3/BB-	26,069	5,336	—	5,336	9.7

United Guaranty Residential Insurance Corporation	BBB/A3/BBB+	20,529	4,259	—	4,259	7.7

Radian Guaranty Incorporated	NR/Ba3/BB-	18,445	3,388	—	3,388	6.1

Republic Mortgage Insurance Company	BBB/Baa2/A-	16,841	3,284	563	3,847	7.0

Triad Guaranty Insurance Corporation	NR/NR/NR	6,553	1,180	—	1,180	2.1

		$255,481	$54,779	$563	$55,342	100.0%

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody’s. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of March 31, 2009.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (4)	Net Exposure after Collateral
As of March 31, 2009
Interest-rate-exchange agreements: (1)
Double-A	$7,165,938	7	$25,048	$25,048
Single-A	23,059,974	9	3,645	3,645
Total interest-rate-exchange agreements	30,225,912	16	28,693	28,693
Mortgage-loan-purchase commitments (3)	20,633	—	45	—

Total derivatives	$30,246,545	16	$28,738	$28,693

As of December 31, 2008
Interest-rate-exchange agreements: (1)
Double-A	$10,829,574	7	$19,201	$19,201
Single-A	19,943,389	10	9,730	9,730
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,782,963	18	28,931	28,931
Mortgage-loan-purchase commitments (3)	32,672	—	4	—
Forward contracts	10,000	1	—	—

Total derivatives	$30,825,635	19	$28,935	$28,931

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

As of March 31, 2009, and December 31, 2008, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	March 31, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$6,294,898	20.8%
Barclays Bank PLC	3,114,777	10.3
JP Morgan Chase Bank	3,106,327	10.3

	December 31, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$4,914,103	16.0%
Barclays Bank PLC	3,806,575	12.4
Credit Suisse First Boston International	3,373,005	11.0
Bank of America, N.A	3,083,587	10.0

The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are overnight to 275 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank’s COs and discount notes.

Contingent Credit Risk — Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state-housing finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agencies’ unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. All of the subject bonds are rated the highest long-term debt rating by at least two rating agencies. Total commitments for bond purchases were $354.9 million at March 31, 2009, of which $349.2 million were to one housing finance agency. All of the bonds underlying the commitments to this housing finance agency maintain standalone ratings of triple-A from two rating agencies, even though their financial guarantor AMBAC Assurance Corporation has been downgraded below triple-A. The bonds underlying an additional $5.7 million to another housing finance agency are split-rated triple-A- negative watch /Aa3, which reflects the ratings of the bonds’ financial guarantor, Financial Security Assurance, Inc.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At March 31, 2009, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements amounted to $10.9 billion, compared with $11.8 billion at December 31, 2008. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements amounted to $3.4 billion and $3.0 billion at March 31, 2009, and December 31, 2008, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, state or local housing-finance-agencies, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At March 31, 2009, and December 31, 2008, this portfolio had an amortized cost of $676.6 million and $698.5 million, respectively.

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

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At March 31, 2009, the Bank had no receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of March 31, 2009, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $11.7 billion, or 37.6 percent of the Bank’s total outstanding CO bonds at March 31, 2009, down from $15.5 billion, or 46.4 percent of total outstanding CO bonds, at December 31, 2008. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $3.2 billion, or 7.7 percent of the Bank’s total outstanding CO discount notes, at March 31, 2009. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $249.4 million, or 0.6 percent of the Bank’s total outstanding CO discount notes, at December 31, 2008. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s VaR calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

The Bank also uses interest-rate swaps, caps, and floors to manage the fair-value sensitivity of the portion of its MBS portfolio that is classified as trading securities. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments for a summary of the Bank’s hedged items.

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

Market Value of Equity Estimation and Risk Limit. MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder’s equity account, MVE represents the shareholder’s equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), can be an indicator of future net income to the extent that it demonstrates the impact of prior interest-rate movements on the capacity of the current balance sheet to generate net interest income. For example, a liability-sensitive bank that has a lower MVE following an increase in interest rates can be expected to earn less net interest income in the future, as the increase in interest rates would have reduced the market value of assets to a greater extent than the market value of liabilities. However, MVE does not always provide an accurate indication of future net income. Even a bank with perfectly matched asset and liability repricing characteristics might experience fluctuations in its MVE if the discount rates used to evaluate assets and liabilities change differentially due to basis risk. For example, if yields used to discount assets increase more rapidly than yields used to discount liabilities, MVE will decline, despite the fact that the change in interest rates does not affect yields on current balance-sheet items. As another example, an entity whose debt securities decline in value due to credit concerns about the entity will show an increase in MVE if asset values do not fall by as much. Therefore, care must be taken to properly interpret the results of the MVE analysis.

The ratio of the MVE to the BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. At March 31, 2009, the Bank’s MVE was $1.8 billion and its BVE was $3.9 billion. At December 31, 2008, the Bank’s MVE was $1.8 billion and its BVE was $3.7 billion. The Bank’s ratio of MVE to BVE was 46.2 percent at March 31, 2009, down from 48.3 percent at December 31, 2008. The decline in this ratio is attributable to the reclassification of accumulated other comprehensive loss from retained earnings as a result of the Bank’s adoption of FSP FAS 115-2 and 124-2.

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

The table below presents the historical simulation VaR estimate as of March 31, 2009, and December 31, 2008, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	March 31, 2009		December 31, 2008
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million

50%	(0.21)%	$(3.7)	0.18%	$3.2
75%	0.87	15.9	(0.84)	(14.8)
95%	2.84	51.7	(2.52)	(44.6)
99%	5.95	108.3	5.05	84.6

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors decreased by $23.7 million to $108.3 million as of March 31, 2009, from $84.6 million as of December 31, 2008.

The primary driver behind the increase in VaR from December 31, 2008, was disparate shifts in duration between the Bank’s assets and liabilities, inclusive of associated off-balance sheet instruments. While the Bank seeks to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank’s MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A negative duration of equity indicates that the Bank’s MVE depreciates in declining-rate scenarios, and the converse holds true for rising-rate environments. As of March 31, 2009, the Bank’s duration of equity was -3.4 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate declining-rate environments.

The negative duration of equity observed by the Bank as of March 31, 2009 reflected ongoing market dislocation between the Bank’s assets, primarily its mortgage loan holdings, and fundings.  Efforts by the U.S. Treasury, Federal Reserve Bank, and other domestic agencies to resolve the ongoing U.S. housing market crisis have resulted in an extended period of lower mortgage rates, principally to those borrowers eligible for conforming Agency mortgage loans. This has resulted in increased prepayment sensitivity on the Bank’s

MPF mortgage loans, thereby shortening the expected duration of these loans. This increased mortgage prepayment sensitivity is conditioned on normal functioning mortgage markets, and may not be realized if current housing market issues continue to impede mortgage refinancing for an extended period of time. Conversely, the duration of the Bank’s debt has lengthened, reflecting the ongoing market dislocation between FHLBank debt yields and swap rates. The projected higher forward rates associated with FHLBank debt in comparison to forward swap and mortgage rates indicates a lower probability of the Bank exercising embedded call options on its callable debt than potential prepayments on the Bank’s mortgage loans, thereby resulting in a negative duration of equity.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for March 31, 2009, showed that in the worst-case scenario, the Bank’s return on equity would fall to 15 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of March 31, 2009.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$2,944,333	$770,141	$(2,014,501)
Less: Contractual uses of funds	(6,686,388)	(7,427,925)	(5,050,958)
Equals: Net cash flow	(3,742,055)	(6,657,784)	(7,065,459)

Less: Cumulative contingent obligations	(10,908,668)	(15,357,144)	(20,015,601)
Equals: Net structural liquidity	(14,650,723)	(22,014,928)	(27,081,060)

Available borrowing capacity	$47,480,997	$54,358,480	$58,918,829

Ratio of available borrowing capacity to net structural liquidity need	3.24	2.47	2.18
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of March 31, 2009, and December 31, 2008, the Bank held a surplus of $9.6 billion and $10.7 billion, respectively, of liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. In addition, on March 6, 2009, the Finance Agency provided final guidance revising and formalizing requests made for additional increases in liquidity that were provided to the FHLBanks in the third quarter of 2008. This final guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank’s anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. As of March 31, 2009, the Bank’s contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity (dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$4,681,498
Less: contractual uses of funds	(13,285,361)
Equals: net cash flow	(8,603,863)

Contingency borrowing capacity (exclusive of CO debt issuance)	18,201,297

Net contingency borrowing capacity	$9,597,434

Additional information regarding liquidity is provided in Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank’s regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. In order to balance the need to maintain compliance with these regulatory requirements against the need to adequately lever shareholder equity to provide an efficient return to shareholders, the Bank maintains its ratio of total capital to total assets between 4.0 percent and 5.5 percent measured at the end of each calendar month. Leverage limits are included in the Banks board-approved risk-management policy and ratios are reported to the board of directors monthly.

The Bank’s ratio of unweighted total regulatory capital to assets was 5.2 percent at March 31, 2009. If the Bank experiences significant losses due to other-than-temporary impairments of investment securities, the Bank might fail to comply with its minimum required ratio of total regulatory capital to total assets. In such a scenario the Bank would be subject to the capital restoration plan requirements, and be prohibited from paying dividends, irrespective of whether the Bank has eliminated its accumulated deficit, and either repurchasing or redeeming the Bank’s stock.

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

Changes in Internal Control Over Financial Reporting

As described in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments, in accordance with the Finance Agency’s Other Than Temporary Impairment Consistency Guidance, the Bank is required to use the key modeling assumptions provided by the FHLBank of San Francisco for the cash flow analysis of its residential private-label MBS, other than for subprime, monoline insured and home equity private-label MBS in its determination of other than temporary impairment for such MBS. Such assumptions are material to the determination of other-than-temporary impairment and, in turn, material to the Bank’s internal control over financial reporting. With respect to subprime private-label MBS, the FHLBanks with these types of private-label MBS, including the Bank, have selected the FHLBank of Chicago’s platform to ensure consistency in cash flow analysis, and the FHLBank of Chicago has provided such FHLBanks with the related modeling assumptions and cash flow analysis for purposes of analyzing credit losses and determining other-than-temporary-impairment on such private-label MBS. In the event that the FHLBank of Chicago does not have the ability to model a particular subprime MBS owned by the Bank, the latter will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. As the Bank does not have the same platform as FHLBank of Chicago to perform a cash flow analysis for such MBS the Bank engaged FHLBank of Chicago to perform an analysis of such private-label MBS. Such assumptions and modeling are material to the determination of other-than-temporary impairment and, in turn, material to the Bank’s internal control over financial reporting. Accordingly, management has established procedures to review the documentation and assumptions provided by the FHLBanks of San Francisco and Chicago in order to determine whether such assumptions are reasonable and tested the results of the FHLBank of Chicago’s cash flow modeling based on the Bank’s internal modeling to ensure that these results are reasonable. Based on these reviews and tests, management has concluded that these changes did not diminish the Bank’s internal control over financial reporting. There were no other changes in the Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the risk factors provided below and other risks described herein, readers should carefully consider the risk factors set forth in the Bank’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 10, 2009, which could materially affect the Bank’s business, financial condition, or future results. The risks described below, elsewhere in this report, and in the Bank’s 2008 Annual Report on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The Bank is Subject to Increased Credit Risk Exposures Related to Subprime and Alt-A Mortgage Loans that Back its MBS Investments, and Any Increased Delinquency Rates and Credit Losses Could Adversely Affect the Yield on or Value of These Investments.

The Bank invests in private-label MBS, some of which are backed by subprime and Alt-A mortgage loans. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing those securities, some of those securities have subsequently been downgraded. See Part I —Item 3—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for a description of the Bank’s portfolio of investments in these securities.

In addition, market prices for the privately issued subprime and Alt-A securities the Bank holds remain depressed due to market uncertainty and illiquidity. Throughout 2008 and continuing through the period covered by this report, MBS backed by subprime and Alt-A mortgage loans experienced increased delinquencies and loss severities. As a result, the Bank could experience additional other-than-temporary impairment charges on those investment securities in the future, which could result in significant losses. See Part 1 —Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments for more information on values of the Bank’s subprime and Alt-A MBS.

As described in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex assessment by management. The Bank incurred credit losses of $126.9 million and increases to other comprehensive loss of $767.7 million for MBS that management determined were other other-than-temporarily impaired as of March 31, 2009. If loan credit performance of the Bank’s private-label MBS portfolio deteriorates beyond the forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds, the Bank may recognize additional credit losses and reductions to other comprehensive loss.

Ratings Downgrades and Decreases in the Fair Value of the Bank’s Investments May Increase the Bank’s Risk-Based Capital Requirement.

The Bank is subject to certain minimum capital requirements including a risk-based capital requirement, as described in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition — Capital. The risk-based capital requirement is the sum of credit-risk, market-risk, and operations-risk capital requirements. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. Each of the Bank’s investments carries a credit-risk capital requirement that is based on the rating of the investment, and for non-mortgage investments and advances, based on the term, and the total credit-risk capital requirement is the sum of each investment’s credit-risk capital requirement. Accordingly, ratings downgrades on individual investments cause the total credit-risk-based capital requirement to rise. Declines in the fair value of the Bank’s investments below 85 percent of book value of equity increase the Bank’s market-risk capital requirement. The operations-risk capital requirement is impacted by increases in credit-risk and market-risk capital requirements because the operations-risk capital requirement is 30 percent of the sum of the credit-risk and market-risk capital requirements.

At March 31, 2009, the Bank’s total risk-based capital requirement was approximately $2.7 billion. At March 31, 2009, the Bank had permanent capital of $3.9 billion and this was in excess of its risk-based capital requirement by $1.3 billion. However, further ratings downgrades on the Bank’s investments or decreases in the fair value of the Bank’s investments may further increase the Bank’s risk-based capital requirement. If the Bank is unable to satisfy its risk-based capital requirement, the Bank would be subject to certain capital restoration requirements and prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and redeeming or repurchasing capital stock without the prior approval of the Finance Agency which could adversely impact a member’s investment in the Bank’s capital stock.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

10.1	Amendment to Severance Agreement and General Release dated April 30, 2009

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date		FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

May 20, 2009	By:	/s/ M. Susan Elliott
M. Susan Elliott
Interim President and Chief Executive Officer
(Principal Executive Officer)

May 20, 2009	By:	/s/ Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)