Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Boston
filed 2009-08-12
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2009
Class B Stock, par value $100	37,086,932

Federal Home Loan Bank of Boston

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$5,727	$5,735
Interest-bearing deposits	18,886,529	3,279,075
Securities purchased under agreements to resell	2,000,000	2,500,000
Federal funds sold	1,400,000	2,540,000
Investments:
Trading securities	59,825	63,196
Available-for-sale securities - includes $93,428 and $143,624 pledged as collateral at June 30, 2009, and December 31, 2008, respectively, that may be repledged	2,340,883	1,214,404
Held-to-maturity securities includes $107,675 and $170,436 pledged as collateral at June 30, 2009, and December 31, 2008, respectively, that may be repledged (a)	7,418,961	9,268,224
Advances	41,854,344	56,926,267
Mortgage loans held for investment, net of allowance for credit losses of $1,250 and $350 at June 30, 2009, and December 31, 2008, respectively	3,842,604	4,153,537
Accrued interest receivable	169,894	288,753
Resolution Funding Corporation (REFCorp) prepaid assessment	40,236	40,236
Premises, software, and equipment, net	5,113	5,841
Derivative assets	23,582	28,935
Other assets	39,781	38,964

Total Assets	$78,087,479	$80,353,167

LIABILITIES
Deposits:
Interest-bearing	$925,796	$600,481
Non-interest-bearing	37,712	10,589
Total deposits	963,508	611,070

Consolidated obligations, net:
Bonds	30,582,754	32,254,002
Discount notes	41,826,763	42,472,266
Total consolidated obligations, net	72,409,517	74,726,268

Mandatorily redeemable capital stock	90,886	93,406
Accrued interest payable	172,024	258,530
Affordable Housing Program (AHP)	30,962	34,815
Derivative liabilities	913,084	1,173,794
Other liabilities	907,911	25,059

Total liabilities	75,487,892	76,922,942
Commitments and contingencies (Note 16)

CAPITAL
Capital stock — Class B — putable ($100 par value), 36,155 shares and 35,847 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	3,615,466	3,584,720
Retained earnings (accumulated deficit)	241,714	(19,749)
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(126,395)	(130,480)
Net unrealized loss relating to hedging activities	(363)	(379)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(1,129,353)	—
Pension and postretirement benefits	(1,482)	(3,887)

Total capital	2,599,587	3,430,225

Total Liabilities and Capital	$78,087,479	$80,353,167

(a) Fair values of held-to-maturity securities were $6,992,935 and $7,584,782 at June 30, 2009, and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$167,366	$451,527	$418,611	$1,062,263
Prepayment fees on advances, net	6,671	43	7,610	4,490
Interest-bearing deposits	9,286	—	10,775	1
Securities purchased under agreements to resell	298	1,458	3,290	10,461
Federal funds sold	1,119	8,252	3,527	23,253
Investments:
Trading securities	710	1,319	1,473	2,873
Available-for-sale securities	2,215	6,876	5,537	16,848
Held-to-maturity securities	56,063	115,871	117,480	250,885
Prepayment fees on investments	141	1,364	148	2,081
Mortgage loans held for investment	49,289	51,622	102,004	103,882
Other	1	—	1	—
Total interest income	293,159	638,332	670,456	1,477,037

INTEREST EXPENSE
Consolidated obligations:
Bonds	176,945	288,026	396,489	607,532
Discount notes	31,096	260,419	131,494	675,618
Deposits	212	4,842	455	11,898
Mandatorily redeemable capital stock	—	323	—	635
Other borrowings	66	206	101	357
Total interest expense	208,319	553,816	528,539	1,296,040

NET INTEREST INCOME	84,840	84,516	141,917	180,997

Provision for credit losses	800	—	900	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	84,040	84,516	141,017	180,997

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on held-to-maturity securities	(211,092)	—	(1,105,657)	—
Portion of impairment losses recognized in accumulated other comprehensive loss	140,566	—	908,219	—
Net impairment losses on held-to-maturity securities recognized in income	(70,526)	—	(197,438)	—

Loss on early extinguishment of debt	—	—	—	(2,699)
Service fees	889	1,302	1,825	2,607
Net unrealized gains (losses) on trading securities	292	(687)	1,388	(612)
Net (losses) gains on derivatives and hedging activities	(2,017)	137	(1,993)	(4,169)
Other	144	47	137	63
Total other (loss) income	(71,218)	799	(196,081)	(4,810)

OTHER EXPENSE
Operating	15,309	12,516	29,039	25,560
Finance Agency and Office of Finance	1,384	1,066	2,883	2,165
Other	334	280	657	541
Total other expense	17,027	13,862	32,579	28,266

(LOSS) INCOME BEFORE ASSESSMENTS	(4,205)	71,453	(87,643)	147,921

AHP	—	5,866	—	12,140
REFCorp	—	13,117	—	27,156
Total assessments	—	18,983	—	39,296

NET (LOSS) INCOME	$(4,205)	$52,470	$(87,643)	$108,625

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED JUNE 30, 2009 and 2008

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, MARCH 31, 2008	33,062	$3,306,246	$232,450	$(39,330)	$3,499,366

Proceeds from sale of capital stock	1,632	163,210			163,210
Repurchase/redemption of capital stock	(27)	(2,709)			(2,709)
Reclassification of shares to mandatorily redeemable capital stock	(863)	(86,367)			(86,367)
Comprehensive income:
Net income			52,470		52,470
Other comprehensive income:
Net unrealized gains on available-for-sale securities				12,032	12,032
Reclassification adjustment for previously deferred hedging gains and losses included in income				(239)	(239)
Pension and postretirement benefits				(469)	(469)
Total comprehensive income					63,794
Cash dividends on capital stock (4.00%) (1)			(32,456)		(32,456)

BALANCE, JUNE 30, 2008	33,804	$3,380,380	$252,464	$(28,006)	$3,604,838

BALANCE, MARCH 31, 2009	36,045	$3,604,513	$245,919	$(1,258,202)	$2,592,230

Proceeds from sale of capital stock	110	10,953			10,953
Comprehensive loss:
Net loss			(4,205)		(4,205)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				49,709	49,709
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(183,663)	(183,663)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to held-to-maturity securities				43,097	43,097
Accretion of noncredit portion of impairment losses on held-to-maturity securities				89,140	89,140
Reclassification adjustment for previously deferred hedging gains and losses included in income				45	45
Pension and postretirement benefits				2,281	2,281
Total comprehensive loss					(3,596)

BALANCE, JUNE 30, 2009	36,155	$3,615,466	$241,714	$(1,257,593)	$2,599,587

(1)          Dividend rate is annualized

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

SIX MONTHS ENDED JUNE 30, 2009 and 2008

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total
	Shares	Par Value	Deficit)	Loss	Capital

BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514

Proceeds from sale of capital stock	3,073	307,324			307,324
Repurchase/redemption of capital stock	(29)	(2,949)			(2,949)
Reclassification of shares to mandatorily redeemable capital stock	(878)	(87,788)			(87,788)
Comprehensive income:
Net income			108,625		108,625
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(24,875)	(24,875)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(528)	(528)
Pension and postretirement benefits				(402)	(402)
Total comprehensive income					82,820
Cash dividends on capital stock (5.00%) (1)			(82,083)		(82,083)

BALANCE, JUNE 30, 2008	33,804	$3,380,380	$252,464	$(28,006)	$3,604,838

BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225

Cumulative effect of adjustments to opening balance relating to FSP FAS 115-2 and 124-2			349,106	(349,106)	—
Proceeds from sale of capital stock	298	29,774			29,774
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of net shares from mandatorily redeemable capital stock	25	2,520			2,520
Comprehensive loss:
Net loss			(87,643)		(87,643)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				4,085	4,085
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(960,398)	(960,398)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to held-to-maturity securities				52,179	52,179
Accretion of noncredit portion of impairment losses on held-to-maturity securities				127,972	127,972
Reclassification adjustment for previously deferred hedging gains and losses included in income				16	16
Pension and postretirement benefits				2,405	2,405
Total comprehensive loss					(861,384)

BALANCE, JUNE 30, 2009	36,155	$3,615,466	$241,714	$(1,257,593)	$2,599,587

(1)          Dividend rate is annualized

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES

Net (loss) income	$(87,643)	$108,625

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(233,741)	(117,880)
Provision for credit losses on mortgage loans	900	—
Change in net fair-value adjustments on derivatives and hedging activities	11,172	18,422
Net other-than-temporary impairment losses recognized in earnings	197,438	—
Other adjustments	(128)	2,642
Net change in:
Market value of trading securities	(1,388)	612
Accrued interest receivable	118,859	152,064
Other assets	7,316	(11,600)
Net derivative accrued interest	135,054	6,666
Accrued interest payable	(86,511)	2,636
Other liabilities	(13,561)	611

Total adjustments	135,410	54,173
Net cash provided by operating activities	47,767	162,798

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits	(15,607,454)	(25)
Securities purchased under agreements to resell	500,000	500,000
Federal funds sold	1,140,000	728,000
Premises, software, and equipment	(307)	(373)
Trading securities:
Proceeds	4,759	25,304
Available-for-sale securities:
Net increase in short-term	(500,000)	—
Proceeds from maturities	25,000	—
Proceeds from sales	21,685	—
Purchases	(63,325)	(30,551)
Held-to-maturity securities:
Net decrease in short-term	215,000	1,880,000
Proceeds from maturities	945,899	1,220,179
Purchases	(177,046)	(3,306,832)
Advances to members:
Proceeds	212,417,733	493,136,094
Disbursements	(197,682,522)	(500,551,691)
Mortgage loans held for investment:
Proceeds	542,134	313,236
Purchases	(239,310)	(278,205)
Proceeds from sale of foreclosed assets	3,475	2,264

Net cash provided by (used in) investing activities	1,545,721	(6,362,600)

FINANCING ACTIVITIES

Net change in deposits	313,951	242,615
Net (payments) proceeds on derivative contracts with a financing element	(11,643)	1,709
Net proceeds from issuance of consolidated obligations:
Discount notes	691,152,074	770,081,790
Bonds	14,069,788	18,365,853
Payments for maturing and retiring consolidated obligations:
Discount notes	(691,653,463)	(768,603,762)
Bonds	(15,492,429)	(14,084,451)
Proceeds from issuance of capital stock	29,774	307,324
Payments for redemption of mandatorily redeemable capital stock	—	(26,421)
Payments for repurchase/redemption of capital stock	(1,548)	(2,949)
Cash dividends paid	—	(82,084)

Net cash (used in) provided by financing activities	(1,593,496)	6,199,624

Net decrease in cash and cash equivalents	(8)	(178)

Cash and cash equivalents at beginning of the year	5,735	6,823

Cash and cash equivalents at period end	$5,727	$6,645

Supplemental disclosures:
Interest paid	$757,634	$1,462,218
AHP payments	$3,682	$4,514
REFCorp assessments paid	$—	$30,356
Non-cash transfers of mortgage loans held for investment to real estate owned (REO)	$3,447	$3,097

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. All adjustments consist of normal recurring accruals, except adjustments made for other-than-temporary impairment as discussed in Note 5 — Held-to-Maturity Securities. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the Bank’s audited financial statements and related notes filed in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 — Recently Issued Accounting Standards and Interpretations

SFAS 168.  On June 29, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions regarding changes in the Codification. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the Bank). As SFAS 168 is not intended to change or alter existing GAAP, the Bank’s adoption of SFAS 168 will not affect the Bank’s financial condition, results of operations or cash flows.

SFAS 167.  On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. SFAS 167 amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. SFAS 167 also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, SFAS 167 requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank is evaluating the effect of the adoption of SFAS 167 on its financial condition, results of operations and cash flows.

SFAS 166.  On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of SFAS 166 include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. SFAS 166 also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank is evaluating the effect of the adoption of SFAS 166 on its financial condition, results of operations and cash flows.

SFAS 165.  On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted SFAS 165 as of June 30, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. FSP FAS 115-2 and 124-2 expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis at the measurement date, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not likely that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the financial statements. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings. The total other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 will be applied prospectively. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Bank adopted FSP FAS 157-4 effective January 1, 2009. See Note 15 — Estimated Fair Values for further details. The Bank’s adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting (APB 28) to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. Its adoption did not have an effect on the Bank’s financial condition, results of operations, or cash flows. See Note 15 — Estimated Fair Values for the required disclosures.

FSP FAS 157-2. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) until January 1, 2009, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The requirements of SFAS 157 apply to non-financial assets and non-financial liabilities addressed by FSP FAS 157-2 for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Bank adopted FSP FAS 157-2 on January 1, 2009. Its adoption did not have a material effect on the Banks’ financial condition, results of operations, or cash flows.

SFAS 161. On March 19, 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS 161), which is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank’s adoption of SFAS 161 on January 1, 2009, resulted in increased financial statement disclosures. See Note 8 — Derivatives and Hedging Activities for required disclosures.

Note 3 — Trading Securities

Major Security Types. Trading securities as of June 30, 2009, and December 31, 2008, were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Mortgage-backed securities
U.S. government guaranteed	$25,860	$26,533
Government-sponsored enterprises	33,965	36,663

Total	$59,825	$63,196

Net gains (losses) on trading securities for the six months ended June 30, 2009 and 2008, consist of a change in net unrealized holding gains of $1.4 million and losses of $612,000 for securities held on June 30, 2009 and 2008, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of June 30, 2009, were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Loss
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$1,275,000	$—	$—	$1,275,000
Supranational banks	432,081	—	(55,521)	376,560
U.S. government corporations	267,308	—	(48,428)	218,880
Government-sponsored enterprises	113,559	—	(15,731)	97,828
	2,087,948	—	(119,680)	1,968,268

Mortgage-backed securities
Government-sponsored enterprises	379,330	—	(6,715)	372,615

Total	$2,467,278	$—	$(126,395)	$2,340,883

Available-for-sale securities as of December 31, 2008, were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Loss
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Supranational banks	$501,890	$—	$(42,906)	$458,984
U.S. government corporations	334,345	—	(58,489)	275,856
Government-sponsored enterprises	164,478	102	(21,450)	143,130
State or local housing-finance-agency obligations	21,685	—	—	21,685
	1,022,398	102	(122,845)	899,655

Mortgage-backed securities
Government-sponsored enterprises	322,486	—	(7,737)	314,749

Total	$1,344,884	$102	$(130,582)	$1,214,404

The following table summarizes available-for-sale securities with unrealized losses as of June 30, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$—	$—	$376,560	$(55,521)	$376,560	$(55,521)
U.S. government corporations	—	—	218,880	(48,428)	218,880	(48,428)
Government-sponsored enterprises	—	—	97,828	(15,731)	97,828	(15,731)
	—	—	693,268	(119,680)	693,268	(119,680)

Mortgage-backed securities
Government-sponsored enterprises	62,961	(369)	309,654	(6,346)	372,615	(6,715)

Total temporarily impaired	$62,961	$(369)	$1,002,922	$(126,026)	$1,065,883	$(126,395)

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

The Bank evaluates individual available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment. To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash-flow analysis, the Bank uses indicators, or screens which consider various characteristics of each security including, but not limited to: the credit rating and related outlook or status; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at June 30, 2009. The Bank’s available-for-sale securities portfolio has experienced unrealized losses and a decrease in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in unrealized loss position and neither intends to sell these securities nor is it likely that the Bank will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. In the absence of those two factors that would necessitate the recognition of an other-than-temporary impairment, the Bank has analyzed those securities to determine if any are at risk for other-than-temporary impairment, and has concluded that none are as of June 30, 2009. In respect to those Agency debentures that were in an unrealized loss position as of June 30, 2009, the Bank has concluded that the probability of default for Federal National Mortgage Association (Fannie Mae) is remote given its GSE status and its implicit support from the U.S. government. Further, FNMA MBS held in the Bank’s available-for-sale portfolio in an unrealized loss position as of June 30, 2009 are viewed by the Bank as not at risk of other-than-temporary impairment as well, with the Bank’s position further supported in that MBS issued by Fannie Mae are backed by conforming mortgage loans underwritten in accordance with conservative secondary market guidelines and the GSE’s credit guarantee as to full return of principal and interest. Debentures issued by a supranational entity and owned by the Bank that were in an unrealized loss position as of June 30, 2009 are viewed as being likely to return contractual principal and interest as said agency is rated triple-A by all three nationally recognized statistical rating organization (NRSROs).

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2009, and December 31, 2008, are shown below (dollars in thousands). Expected maturities of some securities and mortgage-backed securities (MBS) may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$1,275,000	$1,275,000	$25,250	$25,352
Due after one year through five years	—	—	21,685	21,685
Due after five years through 10 years	—	—	—	—
Due after 10 years	812,948	693,268	975,463	852,618
	2,087,948	1,968,268	1,022,398	899,655

Mortgage-backed securities	379,330	372,615	322,486	314,749

Total	$2,467,278	$2,340,883	$1,344,884	$1,214,404

As of June 30, 2009, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $38.7 million. Of that amount, a $39.4 million premium relates to non-MBS and a $724,000 net discount relates to MBS. As of December 31, 2008, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $40.8 million. Of that amount, $39.9 million relate to non-MBS and $897,000 relate to MBS.

Note 5 – Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of June 30, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value

Certificates of deposit	$350,000	$—	$350,000	$—	$(9)	$349,991
U.S. agency obligations	35,041	—	35,041	2,207	—	37,248
State or local housing-finance-agency obligations	267,526	—	267,526	1,226	(34,529)	234,223
	652,567	—	652,567	3,433	(34,538)	621,462

Mortgage-backed securities
U.S. government guaranteed	95,690	—	95,690	770	(23)	96,437
Government-sponsored enterprises	4,118,948	—	4,118,948	132,784	(22,141)	4,229,591
Private-label	3,681,109	(1,129,353)	2,551,756	19,405	(525,716)	2,045,445
	7,895,747	(1,129,353)	6,766,394	152,959	(547,880)	6,371,473

Total	$8,548,314	$(1,129,353)	$7,418,961	$156,392	$(582,418)	$6,992,935

Held-to-maturity securities as of December 31, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Certificates of deposit	$565,000	$157	$—	$565,157
U.S. agency obligations	39,995	1,264	—	41,259
State or local housing-finance-agency obligations	278,128	735	(82,741)	196,122
	883,123	2,156	(82,741)	802,538

Mortgage-backed securities
U.S. government guaranteed	11,870	680	(35)	12,515
Government-sponsored enterprises	4,384,215	62,576	(87,007)	4,359,784
Private-label	3,989,016	4	(1,579,075)	2,409,945
	8,385,101	63,260	(1,666,117)	6,782,244

Total	$9,268,224	$65,416	$(1,748,858)	$7,584,782

The following table summarizes held-to-maturity securities with unrealized losses as of June 30, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. Included in this table are investments for which a portion of an other-than-temporary impairment has been recognized in accumulated other comprehensive loss (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Certificates of deposit	$349,991	$(9)	$—	$—	$349,991	$(9)
State or local housing-finance-agency obligations	—	—	166,246	(34,529)	166,246	(34,529)
	349,991	(9)	166,246	(34,529)	516,237	(34,538)

Mortgage-backed securities
U.S. government guaranteed	—	—	1,253	(23)	1,253	(23)
Government-sponsored enterprises	321,446	(15,190)	134,714	(6,951)	456,160	(22,141)
Private-label	5,805	(2,397)	2,008,310	(1,635,001)	2,014,115	(1,637,398)
	327,251	(17,587)	2,144,277	(1,641,975)	2,471,528	(1,659,562)

Total	$677,242	$(17,596)	$2,310,523	$(1,676,504)	$2,987,765	$(1,694,100)

The following table summarizes held-to-maturity securities with unrealized losses as of December 31, 2008, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local housing-finance-agency obligations	$41,075	$(1,151)	$121,475	$(81,590)	$162,550	$(82,741)

Mortgage-backed securities
U.S. government guaranteed	1,366	(35)	—	—	1,366	(35)
Government-sponsored enterprises	1,820,254	(84,509)	25,132	(2,498)	1,845,386	(87,007)
Private-label	166,552	(121,625)	1,892,594	(1,457,450)	2,059,146	(1,579,075)
	1,988,172	(206,169)	1,917,726	(1,459,948)	3,905,898	(1,666,117)

Total	$2,029,247	$(207,320)	$2,039,201	$(1,541,538)	$4,068,448	$(1,748,858)

The Bank evaluates individual held-to-maturity investment securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are at risk for credit loss impairment. For the period ending June 30, 2009, to support consistency among the FHLBanks, the Bank has completed its other than temporary impairment analysis for its residential private-label MBS using key modeling assumptions provided by an FHLBank governance committee.

•                  The Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS. For the period ended June 30, 2009, the FHLBank of San Francisco provided cash flow projections for 159 of the Bank’s securities representing a par amount of $3.4 billion.

•                  The Bank has contracted with the FHLBank of Chicago to perform cash flow analyses for its subprime private-label MBS. For the period ended June 30, 2009, the FHLBank of Chicago provided cash flow projections for 15 of the Bank’s securities representing a par amount of $27.9 million.

•                  In the event that neither the FHLBank of San Francisco nor FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. The Bank determined its own cash flow projections for 14 securities representing a par amount of $137.6 million as of June 30, 2009.

Although the Bank may engage another FHLBank to perform the cash flow analysis underlying its other-than-temporary impairment determination, the Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields

To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash-flow analysis, the Bank uses indicators, or screens as determined by the FHLBank governance committee or by the Bank, where applicable based on the type of private-label MBS with such estimations based on either the FHLBank of San Francisco, Chicago or our assumptions as applicable, which consider various characteristics of each security including, but not limited to: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency MBS; the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash-flow analysis to determine the cash flows that are likely to be collected. At-risk securities are evaluated (by the FHLBank of San Francisco, the FHLBank of Chicago, or the Bank, as applicable) by estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions as determined by the FHLBank governance committee or the Bank where applicable, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the Bank’s security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first half of 2009, which continued to affect the credit quality of the collateral, the Bank modified certain assumptions in its cash flow analysis to reflect more extreme loss severities and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security. In performing a detailed cash-flow analysis, the Bank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred.

The Bank recognized total other-than-temporary impairment charges of $70.5 million in the second quarter of 2009 related to the credit losses on MBS instruments in its held-to-maturity portfolio, which are reported in the statement of operations as net impairment losses on held-to-maturity securities recognized in income, and the impairment related to noncredit portion of $140.6 million, which was reflected in the statement of condition as accumulated other comprehensive loss — net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities. For the six months ended June 30, 2009 the Bank’s credit losses amounted to $197.4 million and the related noncredit portion was $908.2 million. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until the security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings.

The Bank adopted FSP FAS 115-2 and 124-2 on January 1, 2009. Had the Bank not adopted FSP FAS 115-2 and 124-2, the Bank would have recognized the entire other-than-temporary impairment amount in net income during the six months ended June 30, 2009.

The following tables display the Bank’s securities for which an other-than-temporary impairment was recognized in the second quarter of 2009 based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the tables below based on the classification at the time of issuance.

	At June 30, 2009
	Par Value	Amortized Cost	Gross Unrealized Losses	Fair Value

Other-Than-Temporarily Impaired Investment:

Private-label residential MBS – Prime	$88,311	$86,085	$(32,130)	$53,954

Private-label residential MBS – Alt-A	2,241,405	2,013,866	(1,039,050)	976,549

Home equity loans - Subprime	2,743	2,297	(962)	1,335

Total other-than-temporarily impaired securities	$2,332,459	$2,102,248	$(1,072,142)	$1,031,838

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to Non-Credit Loss	Total Impairment Losses	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to Non- Credit Loss	Total Impairment Losses

Other-Than-Temporarily Impaired Investment:

Private-label residential MBS – Prime	$(1,529)	$(32,131)	$(33,660)	$(1,529)	$(32,131)	$(33,660)

Private-label residential MBS – Alt-A	(68,559)	(108,158)	(176,717)	(195,461)	(875,052)	(1,070,513)

Home equity loans - Subprime	(438)	(277)	(715)	(448)	(1,036)	(1,484)

Total other-than-temporarily impaired securities	$(70,526)	$(140,566)	$(211,092)	$(197,438)	$(908,219)	$(1,105,657)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of an other-than-temporary impairment charge was recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009

Balance at beginning of period (1)	$159,550	$32,638

Credit losses for which other-than-temporary impairment was not previously recognized	5,756	123,815

Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	64,770	73,623

Reduction for securities sold or matured during the period	(104)	(104)

Balance as of June 30, 2009	$229,972	$229,972

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

To assess whether the entire amortized cost bases of its private-label residential MBS will be recovered, the Bank (or the FHLBanks of San Francisco or Chicago, as applicable pursuant to the Bank’s process for determining other-than-temporary impairment) performed a cash-flow analysis for each of its private-label residential MBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. As stated previously, the adverse risk characteristics used to select securities for cash-flow analysis are determined by the FHLBank governance committee and include but are not limited to, the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash-flow analysis for each of these securities, the Bank (or the FHLBanks of San Francisco or Chicago, as applicable) used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing-price forecast assumed current-to-trough home-price declines ranging from zero percent to 20 percent over the next nine to 15 months (resulting in peak-to-trough home-price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year and four percent in each subsequent year. The month-by-month projections of future loan performance are derived from the first model and reflects projected prepayments, defaults, and loss severities. These projections are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with the cash flow and loss allocation rules prescribed by the securitization structure. For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009 (that is, a determination was made that the entire amortized cost basis is not expected to be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009 (dollars in thousands):

			Significant Inputs
			Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Number of Securities	Par Balance	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Alt-A (1)
2007	26	$801,966	9.7%	4.7 – 21.1%	73.7%	25.4 – 88.5%	42.7%	35.7 – 47.0%	23.2%	2.8 – 48.9%
2006	42	1,158,821	9.9	5.0 – 18.3	71.0	32.2 – 88.1	44.9	37.1 – 49.0	23.4	0.0 – 48.4
2005	13	358,521	14.9	10.2 – 20.5	46.0	20.8 – 70.1	41.4	33.0 – 50.6	18.7	10.0 – 53.1
2004 and prior	1	10,408	9.6	—	67.4	—	40.9	—	34.8	—
	82	2,329,716	10.6	4.7 – 21.1	68.1	20.8 – 88.5	43.6	33.0 – 50.6	22.6	0.0 – 53.1

Subprime (1)
2004 and prior	2	2,743	17.6	17.3 – 17.9	27.4	22.0 – 33.1	79.6	76.3 – 82.6	8.0	0.0 – 15.5

Total	84	$2,332,459	10.6%	4.7 – 21.1%	68.0%	20.8 – 88.5%	43.6%	33.0 – 82.6%	22.6%	0.0 – 53.1%

(1)          Securities are classified in the table above based upon the current performance characteristics of the security and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2009, and December 31, 2008, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009			December 31, 2008
			Estimated		Estimated
	Amortized	Carrying	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Value	Cost (1)	Value

Due in one year or less	$350,545	$350,545	$350,541	$565,000	$565,157
Due after one year through five years	6,038	6,038	6,167	6,653	6,834
Due after five years through 10 years	63,273	63,273	65,745	42,771	42,612
Due after 10 years	232,711	232,711	199,009	268,699	187,935
	652,567	652,567	621,462	883,123	802,538

Mortgage-backed securities	7,895,747	6,766,394	6,371,473	8,385,101	6,782,244

Total	$8,548,314	$7,418,961	$6,992,935	$9,268,224	$7,584,782

(1)          At December 31, 2008, carrying value equaled amortized cost.

As of June 30, 2009, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $257.5 million. Of that amount, $108,000 relate to non-MBS and $257.4 million relate to MBS. The net discount on MBS as of June 30, 2009 includes other-than-temporary impairment losses totaling $233.5 million.

As of December 31, 2008, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $408.5 million. Of that amount, $258,000 relate to non-MBS and $408.2 million relate to MBS. The net discount on MBS as of December 31, 2008 includes other-than-temporary impairment losses totaling $381.7 million.

For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the six months ended June 30, 2009, the Bank accreted $128.0 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities.

Note 6 – Advances

Redemption Terms. At June 30, 2009, and December 31, 2008, the Bank had advances outstanding, including AHP advances at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands).

	June 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$991	0.65%	$28,444	0.46%
Due in one year or less	20,056,400	1.52	32,363,291	2.42
Due after one year through two years	5,939,775	3.39	5,418,310	4.23
Due after two years through three years	2,870,687	4.07	4,953,624	3.27
Due after three years through four years	5,073,484	2.37	2,507,092	4.30
Due after four years through five years	2,095,400	4.04	5,119,387	2.43
Thereafter	5,058,074	4.06	5,439,874	4.13

Total par value	41,094,811	2.51%	55,830,022	2.92%

Premiums	6,550		9,279
Discounts	(19,776)		(20,883)
SFAS 133 hedging adjustments	772,759		1,107,849

Total	$41,854,344		$56,926,267

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2009, and December 31, 2008, the Bank had callable advances outstanding totaling $11.0 million and $5.5 million, respectively.

The following table summarizes advances at June 30, 2009, and December 31, 2008, by year of contractual maturity or next call date for callable advances (dollars in thousands):

	June 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$991	—%	$28,444	—%
Due in one year or less	20,056,400	48.8	32,368,791	58.0
Due after one year through two years	5,939,775	14.5	5,418,310	9.7
Due after two years through three years	2,881,687	7.0	4,948,124	8.9
Due after three years through four years	5,073,484	12.3	2,507,092	4.5
Due after four years through five years	2,089,400	5.1	5,119,387	9.2
Thereafter	5,053,074	12.3	5,439,874	9.7

Total par value	$41,094,811	100.0%	$55,830,022	100.0%

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At June 30, 2009, and December 31, 2008, the Bank had putable advances outstanding totaling $8.9 billion and $9.3 billion, respectively.

The following table summarizes advances outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances (dollars in thousands):

	June 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$991	—%	$28,444	—%
Due in one year or less	26,468,625	64.4	39,061,566	70.0
Due after one year through two years	5,151,175	12.5	4,529,960	8.1
Due after two years through three years	2,626,137	6.4	4,906,824	8.8
Due after three years through four years	4,045,034	9.9	1,599,042	2.9
Due after four years through five years	1,572,050	3.8	4,277,587	7.7
Thereafter	1,230,799	3.0	1,426,599	2.5

Total par value	$41,094,811	100.0%	$55,830,022	100.0%

Security Terms. The Bank lends to its members and housing associates chartered within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932 (FHLBank Act). The FHLBank Act generally requires the Bank to obtain eligible collateral on advances sufficient to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits, and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. Notwithstanding the FHLBank Act’s general requirements regarding the eligibility of collateral, Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. CFIs are institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date. At June 30, 2009, and December 31, 2008, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than outstanding advances.

Credit Risk. While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions, along with the expanded statutory collateral rules for CFIs and housing associates provide the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage this credit risk. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowance for losses on advances. The Bank’s credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions.

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of June 30, 2009, and December 31, 2008 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of June 30, 2009
RBS Citizens N.A., Providence, RI	$9,063,785	22.1%	$2,568	2.3%
Bank of America Rhode Island, N.A., Providence, RI	7,291,710	17.7	30,343	27.6

As of December 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$14,200,378	25.4%	$117,316	52.0%
RBS Citizens N.A., Providence, RI	11,409,138	20.4	15,422	6.8

The Bank held sufficient collateral to cover advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three and six months ended June 30, 2009 and 2008, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Name	2009	2008	2009	2008

Bank of America Rhode Island, N.A., Providence, RI	$21,410	$165,443	$80,107	$410,895
RBS Citizens N.A., Providence, RI	11,764	55,025	33,215	134,478

The following table presents an analysis of advances activity with related parties for the six months ended June 30, 2009 (dollars in thousands):

		For the Six Months Ended June 30, 2009
	Balance at December 31, 2008	Disbursements to Members	Payments from Members	Balance at June 30, 2009

RBS Citizens N.A., Providence, RI	$11,409,138	$18,170,000	$(20,515,353)	$9,063,785
Bank of America Rhode Island, N.A., Providence, RI	14,200,378	8,837,819	(15,746,487)	7,291,710

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Par amount of advances
Fixed-rate	$37,231,353	$49,880,620
Variable-rate	3,863,458	5,949,402

Total	$41,094,811	$55,830,022

Variable-rate advances noted in the above table include advances outstanding at June 30, 2009, and December 31, 2008, totaling $218.5 million and $223.5 million, respectively, which contain embedded interest-rate caps or floors.

Note 7 – Mortgage Loans Held for Investment

Under the Bank’s Mortgage Partnership Finance®(MPF®) program, the Bank either invests or facilitates Fannie Mae’s investment via

“Mortgage Partnership Finance,” “MPF,”  “eMPF” and “MPF Xtra” are registered trademarks of the Federal Home Loan Bank of Chicago.

MPF Xtra, in fixed-rate single-family mortgages that are purchased from participating members. All mortgages purchased by the Bank are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are purchased by the Bank.

The following table presents mortgage loans held for investment as of June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Real estate
Fixed-rate 15-year single-family mortgages	$931,118	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	2,896,525	3,107,424
Premiums	28,916	32,476
Discounts	(10,594)	(11,576)
Deferred derivative gains and losses, net	(2,111)	(1,495)

Total mortgage loans held for investment	3,843,854	4,153,887

Less: allowance for credit losses	(1,250)	(350)

Total mortgage loans, net of allowance for credit losses	$3,842,604	$4,153,537

The following table details the par value of mortgage loans held for investment at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008

Conventional loans	$3,471,099	$3,755,215
Government-insured or guaranteed loans	356,544	379,267

Total par value	$3,827,643	$4,134,482

An analysis of the allowance for credit losses for the three and six months ended June 30, 2009 and 2008, follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$450	$125	$350	$125
Provision for credit losses	800	—	900	—

Balance at end of period	$1,250	$125	$1,250	$125

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At June 30, 2009, and December 31, 2008, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at June 30, 2009, and December 31, 2008, totaled $31.8 million and $21.3 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at June 30, 2009, and December 31, 2008, totaled $3.5 million and $3.9 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the six months ended June 30, 2009 and 2008, the Bank sold REO assets with a recorded carrying value of $3.3 million and $2.2 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $190,000 and $43,000 on the sale of REO assets during the six months ended June 30, 2009 and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Note 8 – Derivatives and Hedging Activities

All derivatives are recognized on the statement of condition at fair value. Derivative assets and derivative liabilities reported on the statement of condition include the net cash collateral and accrued interest.

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

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income as net gains (losses) on derivatives and hedging activities.

The differential between accrual of interest receivable and payable on derivatives designated as fair-value or cash-flow hedges are recognized as adjustments to the interest income or interest expense of the designated hedged investment securities, advances, consolidated obligations (COs), or other financial instruments. The differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges are recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments, or if, the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of June 30, 2009, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated.

If hedging relationships meet certain criteria, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the long-haul method of accounting. Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or COs and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria within SFAS 133 for applying the shortcut method, provided all other short-cut criteria are also met. The Bank then records changes in fair value of the derivative and the hedged item beginning on the trade date.

The Bank may discontinue hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, the Bank continues to carry the derivative on the statement of condition at its fair value and amortizes the cumulative other comprehensive loss adjustment to earnings when earnings are affected by the existing hedged item.

Under limited circumstances, when the Bank discontinues cash-flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable that the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months after that, the gain or loss that was accumulated in other comprehensive loss is recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

For the three months ended June 30, 2009 and 2008, the Bank recorded net (losses) gains on derivatives and hedging activities totaling ($2.0 million) and $137,000, respectively, in other income. For the six months ended June 30, 2009 and 2008, the Bank recorded net losses on derivatives and hedging activities totaling $2.0 million and $4.2 million, respectively, in other income. The components of net gains (losses) on derivatives and hedging activities for the three and six months ended June 30, 2009 and 2008, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest-rate swaps	$(1,689)	$(1,240)

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest-rate swaps	119	1,635
Interest-rate caps or floors	24	(90)
Mortgage-delivery commitments	(471)	(168)
Total net (losses) gains related to derivatives not designated as hedging instruments	(328)	1,377

Net (losses) gains on derivatives and hedging activities	$(2,017)	$137

	For the Six Months Ended June 30,
	2009	2008
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest-rate swaps	$(1,224)	$458

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest-rate swaps	(289)	(4,069)
Interest-rate caps or floors	(16)	(118)
Mortgage-delivery commitments	(464)	(440)
Total net losses related to derivatives not designated as hedging instruments	(769)	(4,627)

Net losses on derivatives and hedging activities	$(1,993)	$(4,169)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended June 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$206,460	$(205,454)	$1,006	$(106,657)
Investments	111,575	(110,362)	1,213	(11,506)
Deposits	(1,037)	1,037	—	350
Consolidated obligations - bonds	(106,000)	105,105	(895)	43,087
Consolidated obligations - discount notes	3,169	(6,182)	(3,013)	2,749

	$214,167	$(215,856)	$(1,689)	$(71,977)

(1)          The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Three Months Ended June 30, 2008
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$383,754	$(383,364)	$390	$(50,827)
Investments	48,816	(48,743)	73	(7,327)
Deposits	(1,206)	1,206	—	277
Consolidated obligations - bonds	(182,105)	180,338	(1,767)	43,814
Consolidated obligations - discount notes	(3,309)	3,373	64	3,237

	$245,950	$(247,190)	$(1,240)	$(10,826)

(1)          The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Six Months Ended June 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$320,731	$(321,370)	$(639)	$(194,171)
Investments	169,711	(168,820)	891	(22,098)
Deposits	(1,378)	1,378	—	684
Consolidated obligations - bonds	(157,322)	158,562	1,240	90,095
Consolidated obligations - discount notes	2,257	(4,973)	(2,716)	3,727

	$333,999	$(335,223)	$(1,224)	$(121,763)

(1)          The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Six Months Ended June 30, 2008
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$22,687	$(22,423)	$264	$(54,583)
Investments	(2,708)	2,970	262	(11,391)
Deposits	(292)	292	—	445
Consolidated obligations - bonds	(36,952)	36,778	(174)	67,457
Consolidated obligations - discount notes	110	(4)	106	4,520

	$(17,155)	$17,613	$458	$6,448

(1)          The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

The following table presents the fair value of derivative instruments as of June 30, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$29,539,541	$249,267	$(1,124,973)

Derivatives not designated as hedging instruments
Interest-rate swaps	146,250	—	(7,769)
Interest-rate caps or floors	56,500	539	(328)
Mortgage-delivery commitments (1)	7,349	20	(27)
Total derivatives not designated as hedging instruments	210,099	559	(8,124)

Total notional amount of derivatives	$29,749,640

Total derivatives before netting and collateral adjustments		249,826	(1,133,097)

Netting adjustments		(220,373)	220,373
Cash collateral and related accrued interest		(5,871)	(360)
Total collateral and netting adjustments (2)		(226,244)	220,013

Derivative assets and derivative liabilities		$23,582	$(913,084)

(1)        Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)        Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

The following table presents the fair value of derivative instruments as of December 31, 2008 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$30,543,713	$486,743	$(1,576,468)

Derivatives not designated as hedging instruments
Interest-rate swaps	157,750	—	(8,856)
Interest-rate caps or floors	81,500	688	(367)
Interest-rate futures / forwards	10,000	—	(133)
Mortgage-delivery commitments (1)	32,672	4	(369)
Total derivatives not designated as hedging instruments	281,922	692	(9,725)

Total notional amount of derivatives	$30,825,635

Total derivatives before netting and collateral adjustments		487,435	(1,586,193)

Netting adjustments		(439,818)	439,818
Cash collateral and related accrued interest		(18,682)	(27,419)
Total collateral and netting adjustments (2)		(458,500)	412,399

Derivative assets and derivative liabilities		$28,935	$(1,173,794)

(1)        Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)        Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

Credit Risk. At June 30, 2009, and December 31, 2008, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $23.6 million and $28.9 million, respectively. These totals include $5.3 million and $5.1 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $6.2 million and $46.1 million as collateral as of June 30, 2009, and December 31, 2008, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at June 30, 2009, was $912.7 million for which the Bank has posted post-haircut collateral with a value of $532.2 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $275.5 million of post-haircut-valued collateral to our derivatives counterparties at June 30, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

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

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with related parties or affiliates of related parties at June 30, 2009, and December 31, 2008 (dollars in thousands):

			June 30, 2009		December 31, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives	Notional Amount	Percent of Total Derivatives

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$4,083,765	13.73%	$3,083,587	10.01%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	935,260	3.14	1,451,760	4.71
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	—	—	10,000	0.03

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

The following table details interest-bearing and non-interest-bearing deposits as of June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Interest bearing
Demand and overnight	$891,968	$529,516
Term	29,243	67,353
Other	4,585	3,612
Non-interest bearing
Other	37,712	10,589

Total deposits	$963,508	$611,070

Note 10 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Agency and the U.S. Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than the face amount and are redeemed at par value when they mature. See Note 16 — Commitments and Contingencies for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the 12 FHLBanks through the issuance of COs to the U.S. Treasury. Also See Note 16 — Commitments and Contingencies for a discussion on the Bank’s joint and several liability.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Par value of CO bonds
Fixed-rate bonds	$23,644,015	$28,151,315
Simple variable-rate bonds	6,687,000	3,050,000
Zero-coupon bonds	450,000	1,780,000
Step-up bonds	—	350,000

Total par value	$30,781,015	$33,331,315

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$12,545,085	1.85%	$15,200,275	2.85%
Due after one year through two years	8,141,500	2.15	5,338,110	3.49
Due after two years through three years	2,373,750	3.10	2,598,350	3.87
Due after three years through four years	2,248,680	4.17	1,735,580	4.70
Due after four years through five years	1,684,300	4.03	2,454,000	4.06
Thereafter	3,787,700	5.24	6,005,000	5.58

Total par value	30,781,015	2.73%	33,331,315	3.71%

Premiums	67,628		80,586
Discounts	(432,250)		(1,481,762)
SFAS 133 hedging adjustments	166,361		323,863

Total	$30,582,754		$32,254,002

The Bank’s CO bonds outstanding at June 30, 2009, and December 31, 2008, included (dollars in thousands):

	June 30, 2009	December 31, 2008
Par value of CO bonds
Noncallable or non-putable	$26,270,015	$23,940,315
Callable	4,511,000	9,391,000

Total par value	$30,781,015	$33,331,315

The following table summarizes CO bonds outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008

Due in one year or less	$16,621,085	$19,800,275
Due after one year through two years	7,331,500	5,959,110
Due after two years through three years	1,758,750	2,258,350
Due after three years through four years	1,757,680	1,230,580
Due after four years through five years	1,129,300	1,878,000
Thereafter	2,182,700	2,205,000

Total par value	$30,781,015	$33,331,315

Consolidated Obligation Discount Notes.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

June 30, 2009	$41,826,763	$41,835,990	0.22%

December 31, 2008	$42,472,266	$42,567,305	1.59%

(1)          The CO discount notes’ weighted-average rate represents a yield to maturity.

Note 11— Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $85.8 million and $86.2 million at June 30, 2009, and December 31, 2008, respectively.

The following table is an analysis of the AHP liability for the six months ended June 30, 2009, and the year ended December 31, 2008, (dollars in thousands):

Roll-forward of the AHP Liability	Six Months Ended June 30, 2009	Year Ended December 31, 2008

Balance at beginning of year	$34,815	$48,451
AHP expense for the period	—	—
AHP direct grant disbursements	(3,682)	(11,400)
AHP subsidy for below-market-rate advance disbursements	(234)	(2,479)
Return of previously disbursed grants and subsidies	63	243

Balance at end of the period	$30,962	$34,815

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

2.             At least a four percent total capital-to-assets ratio. Total capital is the sum of permanent capital, any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.             At least a five percent leverage capital-to-assets ratio. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

The Bank was in compliance with these capital rules and requirements throughout 2008 and the first six months of 2009. The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2009, and December 31, 2008 (dollars in thousands).

	June 30, 2009		December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual

Risk-based capital	$2,143,810	$3,948,066	$2,133,384	$3,658,377

Total regulatory capital	$3,123,499	$3,948,066	$3,214,127	$3,658,377
Total capital-to-asset ratio	4.0%	5.1%	4.0%	4.6%

Leverage capital	$3,904,374	$5,922,098	$4,017,658	$5,487,565
Leverage capital-to-assets ratio	5.0%	7.6%	5.0%	6.8%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Related-Party Activities. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$1,082,548	29.2%	$1,082,548	29.4%
RBS Citizens N.A., Providence, RI	515,748	13.9	515,043	14.0

Note 13 — Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $777,000 and $794,000 for the three months ended June 30, 2009 and 2008, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $1.5 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

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

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts as of June 30, 2009, and December 31, 2008 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

Change in benefit obligation (1)
Benefit obligation at beginning of period	$12,818	$9,982	$411	$333
Service cost	222	511	23	20
Interest cost	313	703	16	21
Actuarial (gain) loss	(476)	1,622	(2)	50
Benefits paid	(8,101)	—	(7)	(13)
Benefit obligation at end of period	4,776	12,818	441	411

Change in plan assets
Fair value of plan assets at beginning of period	—	—	—	—
Employer contribution	8,101	—	7	13
Benefits paid	(8,101)	—	(7)	(13)
Fair value of plan assets at end of period	—	—	—	—

Funded status at end of period	$(4,776)	$(12,818)	$(441)	$(411)

(1)          Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

Amounts recognized in other liabilities on the statement of condition for the Bank’s supplemental retirement and postretirement benefit plans at June 30, 2009, and December 31, 2008, were $5.2 million and $13.2 million, respectively.

The following table presents the components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 (dollars in thousands). The $1.9 million settlement of pension obligation is attributable to the retirement of the Bank’s former chief executive officer.

	Supplemental Retirement Plan for the Three Months Ended June 30,		Postretirement Benefit Plan for the Three Months Ended June 30,
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$82	$127	$17	$4
Interest cost	113	176	10	5
Amortization of prior service cost	(5)	(5)	—	—
Amortization of net actuarial (gain) loss	(88)	118	1	—
Loss due to settlement of pension obligation	1,897	—	—	—
Net periodic benefit cost	$1,999	$416	$28	$9

	Supplemental Retirement Plan for the Six Months Ended June 30,		Postretirement Benefit Plan for the Six Months Ended June 30,
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$222	$255	$23	$10
Interest cost	313	352	16	10
Amortization of prior service cost	(9)	(9)	—	—
Amortization of net actuarial loss	40	236	2	—
Loss due to settlement of pension obligation	1,897	—	—	—
Net periodic benefit cost	$2,463	$834	$41	$20

Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contributions were $218,000 and $202,000 for the three months ended June 30, 2009 and 2008, respectively. The Bank’s matching contributions were $440,000 and $396,000 for the six months ended June 30, 2009 and 2008, respectively.

The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank’s contribution to these plans totaled $2,000 and $6,000 for the three months ended June 30, 2009 and 2008, respectively. The Bank’s contribution to these plans totaled $37,000 and $107,000 for the six months ended June 30, 2009 and 2008, respectively. The Bank’s obligation from this plan was $2.3 million and $4.7 million at June 30, 2009, and December 31, 2008, respectively.

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

The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other (loss) / income, other expense, and (loss) income before assessments for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss) / Income	Other Expense	(Loss) Income Before Assessments

2009	$18,167	$65,873	$84,040	$(71,218)	$17,027	$(4,205)

2008	$7,552	$76,964	$84,516	$799	$13,862	$71,453

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	(Loss) Income Before Assessments

2009	$35,292	$105,725	$141,017	$(196,081)	$32,579	$(87,643)

2008	$14,556	$166,441	$180,997	$(4,810)	$28,266	$147,921

The following table presents total assets by business segment as of June 30, 2009, and December 31, 2008 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

June 30, 2009	$3,864,904	$74,222,575	$78,087,479

December 31, 2008	$4,177,313	$76,175,854	$80,353,167

The following table presents average-earning assets by business segment for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2009	$3,968,246	$70,643,076	$74,611,322

2008	$4,056,869	$76,757,587	$80,814,456

	Total Average-Earning Assets by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2009	$4,052,259	$72,486,791	$76,539,050

2008	$4,064,724	$76,306,797	$80,371,521

Note 15 — Estimated Fair Values

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

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at June 30, 2009 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities	$—	$59,825	$—	$—	$59,825
Available-for-sale securities	—	2,340,883	—	—	2,340,883
Derivative assets	—	249,826	—	(226,244)	23,582
Total assets at fair value	$—	$2,650,534	$—	$(226,244)	$2,424,290

Liabilities:
Derivative liabilities	$—	$(1,133,097)	$—	$220,013	$(913,084)
Total liabilities at fair value	$—	$(1,133,097)	$—	$220,013	$(913,084)

(1)        Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral associated with derivative contracts, including accrued interest, as of June 30, 2009, totaled $6.2 million.

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at December 31, 2008 (dollars in thousands), by SFAS 157 fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities	$—	$63,196	$—	$—	$63,196
Available-for-sale securities	—	1,214,404	—	—	1,214,404
Derivative assets	—	487,435	—	(458,500)	28,935
Total assets at fair value	$—	$1,765,035	$—	$(458,500)	$1,306,535

Liabilities:
Derivative liabilities	$(133)	$(1,586,060)	$—	$412,399	$(1,173,794)
Total liabilities at fair value	$(133)	$(1,586,060)	$—	$412,399	$(1,173,794)

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

In accordance with the provisions of SFAS 115, as amended by FSP FAS 115-2 and 124-2, the Bank’s held-to-maturity securities with a carrying amount of $922.4 million prior to write-down were written down to their fair value of $711.3 million, resulting in a credit loss of $48.8 million, which is included in other loss for the quarter ended June 30, 2009.

The following table presents these investment securities by level within the SFAS 157 fair-value hierarchy, for which a nonrecurring change in fair value has been recorded in the statement of operations for the quarter ended June 30, 2009 (dollars in thousands).

	Level 1	Level 2	Level 3	Credit Loss Reported in Earnings for the Three Months Ended June 30, 2009
Assets:
Impaired held-to-maturity securities	$—	$—	$711,309	$48,843

In addition to the above, the Bank recognized an additional $21.7 million other-than-temporary impairment charge during the three months ended June 30, 2009, as a result of an increase in credit losses on certain of the Bank’s private-label residential MBS. These securities were not adjusted to fair value because their carrying value is less than fair value. As of June 30, 2009, these securities had a carrying value of $301.1 million and a fair value of $320.5 million, which represented an unrecognized holding gain of $19.4 million.

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

Advances. The Bank determines the estimated fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency’s advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.Credit risk related to advances does not have an impact on the estimated fair value of the Bank’s advances. Collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Bank enjoys certain unique advantages as a creditor to its members. The Bank has the ability to establish a blanket lien on assets of members, and in the case of Federal Deposit Insurance Corporation (FDIC)-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2009, and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying values and estimated fair values of the Bank’s financial instruments at June 30, 2009, and December 31, 2008, were as follows (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$5,727	$5,727	$5,735	$5,735
Interest-bearing deposits	18,886,529	18,886,529	3,279,075	3,279,075
Securities purchased under agreements to resell	2,000,000	1,999,925	2,500,000	2,499,950
Federal funds sold	1,400,000	1,399,986	2,540,000	2,539,945
Trading securities	59,825	59,825	63,196	63,196
Available-for-sale securities	2,340,883	2,340,883	1,214,404	1,214,404
Held-to-maturity securities	7,418,961	6,992,935	9,268,224	7,584,782
Advances	41,854,344	42,166,152	56,926,267	57,347,453
Mortgage loans, net	3,842,604	3,939,564	4,153,537	4,235,015
Accrued interest receivable	169,894	169,894	288,753	288,753
Derivative assets	23,582	23,582	28,935	28,935

Liabilities:
Deposits	(963,508)	(963,087)	(611,070)	(609,838)
Consolidated obligations:
Bonds	(30,582,754)	(31,013,894)	(32,254,002)	(32,679,716)
Discount notes	(41,826,763)	(41,826,606)	(42,472,266)	(42,559,462)
Mandatorily redeemable capital stock	(90,886)	(90,886)	(93,406)	(93,406)
Accrued interest payable	(172,024)	(172,024)	(258,530)	(258,530)
Derivative liabilities	(913,084)	(913,084)	(1,173,794)	(1,173,794)

Other:
Commitments to extend credit for advances	—	(895)	—	(525)
Standby bond-purchase agreements	—	902	—	976
Standby letters of credit	(243)	(243)	(366)	(366)

Note 16 — Commitments and Contingencies

As described in Note 10 - Consolidated Obligations, as provided by both the FHLBank Act and Finance Agency regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank, and as of June 30, 2009, and through the filing of this report, the Bank does not believe that it is probable that it will be asked to do so.

The Bank considered the guidance under FIN 45, and determined it was not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at June 30, 2009, and December 31, 2008. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $983.2 billion and $1.2 trillion at June 30, 2009, and December 31, 2008, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $146.0 million and $172.1 million at June 30, 2009, and December 31, 2008, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate. If the Bank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit as of June 30, 2009, and December 31, 2008, were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Outstanding notional	$248,455	$1,148,442
Original terms	44 days to 20 years	One month to 20 years
Final expiration year	2024	2024

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $243,000 and $366,000 at June 30, 2009, and December 31, 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. The estimated fair value of commitments as of June 30, 2009, and December 31, 2008, is reported in Note 15 — Estimated Fair Values.

Commitments for unused line-of-credit advances totaled approximately $1.4 billion and $1.5 billion at June 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $7.3 million and $32.7 million at June 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2011. Total commitments for bond purchases were $354.6 million and $333.4 million at June 30, 2009, and December 31, 2008, respectively, with two state-housing authorities. The estimated fair value of standby bond-purchase agreements as of June 30, 2009, and December 31, 2008, is reported in Note 15 — Estimated Fair Values. At June 30, 2009, the Bank did not hold any bonds purchased under these agreements. At December 31, 2008, the Bank held $21.7 million of bonds purchased under these agreements. These bonds were classified as available-for-sale in the statement of condition.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s, and enters into bilateral-collateral agreements. As of June 30, 2009, and December 31, 2008, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $528.4 million and $920.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $65.0 million and $895.0 million par value of CO bonds that had traded but not settled as of June 30, 2009, and December 31, 2008, respectively. Additionally, the Bank had $1.3 billion and $123.0 million par value of CO discount notes that had been traded but not settled as of June 30, 2009, and December 31, 2008, respectively.

Lending Agreement Collateral. On September 9, 2008, the Bank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, which is an additional source of liquidity for the FHLBanks, Fannie Mae, and the Federal Home Loan Mortgage Corporation (Freddie Mac). Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. The Bank has agreed to submit to the U.S. Treasury a weekly list of eligible collateral based on the lending agreement. As of June 30, 2009, the Bank had provided the U.S. Treasury with a listing of eligible collateral amounting to $33.0 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, the Bank had not drawn on this available source of liquidity.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. As discussed in Note 12 — Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of June 30, 2009. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6 — Advances, 8 — Derivatives and Hedging Activities, and 12 — Capital.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks, if any, are included within other interest income and interest expense from other borrowings in the statements of operations.

The Bank did not have any loans to other FHLBanks outstanding at June 30, 2009, and December 31, 2008. Interest income from loans to other FHLBanks for both the three and six months ended June 30, 2009 was $1,000, which was received from the FHLBank of Indianapolis. There was no interest income from loans to other FHLBanks for the three and six months ended June 30, 2008.

The Bank did not have any borrowings from other FHLBanks outstanding at June 30, 2009, and December 31, 2008. Interest expense on borrowings from other FHLBanks for the three and six months ended June 30, 2009 and 2008, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense to Other FHLBanks	2009	2008	2009	2008

FHLBank of Atlanta	$—	$6	$—	$24
FHLBank of Cincinnati	—	51	—	161
FHLBank of Dallas	—	36	—	36
FHLBank of Des Moines	—	8	—	8
FHLBank of Indianapolis	—	22	—	22
FHLBank of Pittsburgh	—	4	—	4
FHLBank of San Francisco	65	36	100	46
FHLBank of Seattle	—	1	—	4
FHLBank of Topeka	—	15	—	24

Total	$65	$179	$100	$329

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $293,000 and $262,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended June 30, 2009 and 2008, respectively, which has been recorded in the statements of operations as other expense. The Bank recorded $592,000 and $517,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the six months ended June 30, 2009 and 2008, respectively.

Note 18 - Subsequent Events

The Bank has evaluated events and transactions for potential recognition or disclosure and has determined that there were no material subsequent events, based on its evaluation through the time of filing the second quarter 2009 Form 10-Q with the SEC on August 12, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Boston (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•                  economic and market conditions;

•                  deterioration in the loan credit performance of the Bank’s private-label MBS portfolio beyond forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds resulting in the realization of additional other-than-temporary impairment charges;

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

PRIMARY BUSINESS RELATED DEVELOPMENTS

Investment Securities. The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the U.S. increase the level of credit risk to which the Bank is exposed in its investments in mortgage-related securities. The Bank’s investments in MBS and asset-backed securities (ABS) are directly or indirectly supported by underlying mortgage loans. The deterioration of mortgage loan credit performance and house prices, combined with the market effects of distressed MBS liquidations by major holders of mortgages caused a sharp decrease in MBS prices and has resulted in a net unrealized loss attributable to MBS of $1.5 billion as of June 30, 2009. The Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other than temporary. See Critical Accounting Estimates — Other-Than-Temporary Impairment Analysis within this Item for additional information regarding the Bank’s investment analysis procedures. As of June 30, 2009, management has determined that 84 of its private-label MBS were other-than-temporarily impaired resulting in a credit loss of $70.5 million and a net increase to accumulated other comprehensive loss of $140.6 million.

Finance Agency Guidance for Determining Other-Than-Temporary Impairment. On April 28, 2009, and May 7, 2009, the Finance Agency provided the Bank with guidance related to the Bank’s process for determining other-than-temporary impairment and the Bank’s adoption of FASB FSP FAS 115-2 and 124-2, with respect to the Bank’s holdings of private-label MBS. That guidance is described under Recent Legislative and Regulatory Developments. This guidance has resulted in significant changes in the Bank’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, which is further described in Part I — Item 4 — Controls and Procedures — Changes to Internal Controls.

Decline in Advances Balances. The outstanding par balance of advances to members declined from $55.8 billion at December 31, 2008 to $41.1 billion at June 30, 2009. The reduction is attributable to a significant increase in deposits held by member financial institutions, de-levering of balance sheets by member financial institutions, and the use of competing wholesale funding products (including those offered by Federal Reserve Banks and other government-sponsored programs) by member financial institutions.

Appointment of President and Chief Executive Officer. On May 26, 2009, the Bank’s board of directors appointed Edward A. Hjerpe III to be, and on July 1, 2009 Edward A. Hjerpe III commenced employment as, the Bank’s president and chief executive officer succeeding M. Susan Elliott who served as interim president and chief executive officer following Michael A. Jessee’s retirement on

April 30, 2009. Mr. Hjerpe’s base annual salary is $550,000. In addition, the Bank has agreed to provide Mr. Hjerpe with a Bank-owned or leased vehicle, a reserved parking space for such vehicle at the Bank’s office, and a 100 percent mass transportation subsidy.   Additional elements of Mr. Hjerpe’s compensation, including certain retirement and deferred compensation plans, eligibility for participation in executive incentive plans, post-termination payments, benefits, and perquisites, are described in the Current Report on Form 8-K filed May 26, 2009 with the Securities Exchange and Commission (SEC). Mr. Hjerpe’s offer letter and an amendment thereto are attached to this quarterly report as Exhibits 10.1 and 10.1.1, respectively. Ms. Elliott has resumed her position as executive vice president and director of member services of the Bank in connection with Mr. Hjerpe’s commencement of employment with the Bank.

Member Intermediated Derivatives. In June 2009, the Bank resumed offering members the service of intermediating interest-rate derivatives, including caps and floors, which is a service the Bank had previously offered until March 2007. For each intermediated derivative, the Bank enters into a mirror derivative with a credit worthy derivatives counterparty leaving the Bank in a nonspeculative position. The related participating member bears the expense of the mirror derivative and pays the Bank additional spread income for the service. The Bank bears the credit risk of the participating members and requires participating members to pledge collateral to cover this risk.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2008, have been derived from the Bank’s audited financial statements. Financial highlights for the June 30, 2009 and 2008, interim periods have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA
(dollars in thousands)

	June 30,	December 31,
	2009	2008
Statement of Condition
Total assets	$78,087,479	$80,353,167
Investments (1)	30,106,198	16,364,899
Securities purchased under agreements to resell	2,000,000	2,500,000
Advances	41,854,344	56,926,267
Mortgage loans held for investment, net	3,842,604	4,153,537
Deposits and other borrowings	963,508	611,070
Consolidated obligations, net	72,409,517	74,726,268
Mandatorily redeemable capital stock	90,886	93,406
Class B capital stock outstanding — putable (2)	3,615,466	3,584,720
Total capital	2,599,587	3,430,225

Other Information
Total capital ratio (3)	5.1%	4.6%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Results of Operations
Net interest income	$84,840	$84,516	$141,917	$180,997
Other (loss) income	(692)	799	1,357	(4,810)
Net impairment losses on held-to-maturity securities recognized in earnings	(70,526)	—	(197,438)	—
Other expense	17,027	13,862	32,579	28,266
AHP and REFCorp assessments	—	18,983	—	39,296
Net (loss) income	(4,205)	52,470	(87,643)	108,625

Other Information (4)
Dividends declared	$—	$32,456	$—	$82,083
Dividend payout ratio	N/A	61.86%	N/A	75.57%
Weighted-average dividend rate (5)	N/A	4.00	N/A	5.00
Return on average equity (6)	(0.43)%	5.86	(4.52)%	6.16
Return on average assets	(0.02)	0.26	(0.23)	0.27
Net interest margin (7)	0.45	0.42	0.37	0.45

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

QUARTERLY OVERVIEW

Second Quarter of 2009 Compared with Second Quarter of 2008.  For the quarter ended June 30, 2009, the Bank recognized a net loss of $4.2 million, compared with net income of $52.5 million for the same period in 2008. This $56.7 million decrease was primarily driven by the other-than-temporary impairment of certain private-label MBS. Other-than-temporary impairment of these securities resulted in a credit loss of $70.5 million for the quarter, which is reflected in earnings. In addition, there was an increase of $800,000 in the provision for credit losses, a $2.2 million reduction in net gains on derivative and hedging activities, and a $2.8 million increase in operating expenses. These decreases to net income were partially offset by a $19.0 million decrease in assessments and a $324,000 increase in net interest income.

Net interest income for the quarter ended June 30, 2009, was $84.8 million, compared with $84.5 million for the same period in 2008. Despite the $5.2 billion decrease in average total earning assets and lower average interest rates in the second quarter of 2009 compared with the same period of 2008, net interest income increased $324,000 for the period. This increase is attributable to a steeper decline in funding costs compared with the decline in asset yields, resulting from a more favorable funding environment. The average yield on interest-earning assets dropped 162 basis points from 3.18 percent for the quarter ended June 30, 2008, to 1.56 percent for the quarter ended June 30, 2009. The average yield on interest-bearing liabilities dropped 172 basis points from 2.90 percent for the quarter ended June 30, 2008, to 1.18 percent for the quarter ended June 30, 2009. This resulted in a 10-basis-point increase in the net interest spread for the second quarter of 2009 compared with the same period in 2008. In addition, during the quarter ended June 30, 2008, the Bank realized unusually wide spreads between the yield on short-term assets and the cost of like-term discount notes. These spread relationships returned closer to long-term historical norms during the quarter ended June 30, 2009. Prepayment-fee income recognized during the three months ended June 30, 2009, compared with the same period in 2008, increased by $5.4 million.

For the quarters ended June 30, 2009 and 2008, average total assets were $75.1 billion and $81.5 billion, respectively. Annual return on average assets and return on average equity were (0.02) percent and (0.43) percent, respectively, for the quarter ended June 30, 2009, compared with 0.26 percent and 5.86 percent, respectively, for the quarter ended June 30, 2008.

Net interest spread for the second quarter of 2009 was 0.38 percent, a 10-basis-point increase from the net interest spread for the second quarter of 2008. Net interest margin for the second quarter of 2009 was 0.45 percent, a three-basis-point increase from net interest margin for the second quarter of 2008.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008.  For the six months ended June 30, 2009, the Bank recognized a net loss of $87.6 million, compared with net income of $108.6 million for the same period in 2008. This $196.3 million decrease was primarily driven by the other-than-temporary impairment of certain private-label MBS. Other-than-temporary impairment of these securities resulted in a credit loss of $197.4 million for the six months ended June 30, 2009, which is reflected in earnings. In addition, there was a decrease of $39.1 million in net interest income, a $900,000 increase in the provision for credit losses, and an increase of $3.5 million in operating expenses. These decreases to net income were partially offset by a $39.3 million decrease in assessments, a $2.7 million decrease in loss on early extinguishment of debt, and a $2.2 million reduction in net losses on derivatives and hedging activities.

Net interest income for the six months ended June 30, 2009, was $141.9 million, compared with $181.0 million for the same period in 2008. This $39.1 million decrease was primarily attributable to lower average interest rates and a narrower average interest spread between the cost of short-term debt and the yield on assets in which those funds were invested. Average total earning assets were $3.2 billion lower in the first half of 2009 than in the same period of 2008 and mainly resulted from decreased advances activity, as partially offset by increased short-term investment activity. The average yield on interest earning assets dropped 195 basis points from 3.70 percent for the six months ended June 30, 2008, to 1.75 percent for the six months ended June 30, 2009. During the six months ended June 30, 2008, the Bank realized unusually wide spreads between the yield on short-term assets and the cost of like-term discount notes. These spread relationships returned closer to long-term historical norms during the six months ended June 30, 2009. Prepayment-fee income recognized during the six months ended June 30, 2009, compared with the same period in 2008, increased by $1.2 million.

For the six months ended June 30, 2009 and 2008, average total assets were $77.1 billion and $81.2 billion, respectively. Annual return on average assets and return on average equity were (0.23) percent and (4.52) percent, respectively, for the six months ended June 30, 2009, compared with  0.27 percent and 6.16 percent, respectively, for the six months ended June 30, 2008.

Net interest spread for the six months ended June 30, 2009, and 2008 was 0.28 percent and 0.30 percent, respectively. Net interest margin for the six months ended June 30, 2009, was 0.37 percent, an eight-basis-point decline from net interest margin for the same period of 2008.

Financial Condition at June 30, 2009, versus December 31, 2008.

The composition of the Bank’s total assets changed during the six months ended June 30, 2009, as follows:

•                  Advances decreased to 53.6 percent of total assets at June 30, 2009, down from 70.8 percent of total assets at December 31, 2008. This decrease in the proportion of advances to assets reflects both a decrease in advances outstanding and an increase in investments and cash outstanding at June 30, 2009, as the Bank increased its liquid investments to offset the decline in advances. As of June 30, 2009, advances balances decreased by approximately $15.1 billion, ending the period at $41.9 billion.

•                  Short-term money-market investments increased to 28.5 percent of total assets at June 30, 2009, up from 10.4 percent of total assets at December 31, 2008. As of June 30, 2009, interest-bearing deposits had increased by $15.6 billion due to the increase in the Bank’s account with the Federal Reserve Bank of Boston, while federal funds sold decreased by $1.1 billion and securities purchased under agreements to resell decreased by $500.0 million from December 31, 2008, to June 30, 2009.

•                  Investment securities declined to 12.6 percent of total assets at June 30, 2009, down from 13.1 percent of total assets at December 31, 2008. From December 31, 2008, to June 30, 2009, investment securities decreased by $726.2 million. The decrease is largely attributable to $1.1 billion in fair-value write-downs to the held-to-maturity MBS portfolio and a $930.2 million decrease in held-to-maturity MBS due to principal paydowns. These decreases were slightly offset with the purchases of $359.7 million in MBS and $1.6 billion in certificates of deposit. At June 30, 2009, and December 31, 2008, the Bank’s MBS and Small Business Administration (SBA) holdings represented 181 percent and 225 percent of capital, respectively.

•                  Net mortgage loans decreased to 4.9 percent of total assets at June 30, 2009, down from 5.2 percent at December 31, 2008.

The Bank’s total capital declined $830.6 million to $2.6 billion at June 30, 2009 from $3.4 billion at December 31, 2008. The decline was primarily attributable to the recognition of $197.4 million of credit losses as well as $960.4 million of non-credit losses recorded in other comprehensive loss, all associated with other-than-temporary impairments of private-label MBS, which was partially offset by net other comprehensive income from other sources of $128.0 million, income from other sources of $110.0 million and the reclassification of the non-credit component of impairment losses of $52.2 million.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Second Quarter of 2009 Compared with Second Quarter of 2008.  Net interest income for the three months ended June 30, 2009, was $84.8 million, compared with $84.5 million for the same period in 2008, increasing 0.4 percent from the previous year. Net interest margin for the second quarter of 2009 in comparison with 2008 increased from 42 basis points to 45 basis points, and net interest spread increased from 28 basis points to 38 basis points. See the Quarterly Overview in this Item for a discussion of net interest spread and net interest margin.

Prepayment-fee income recognized on advances and investments increased $5.4 million to $6.8 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008.  Net interest income for the six months ended June 30, 2009, was $141.9 million, compared with $181.0 million for the same period in 2008, decreasing 21.6 percent from the previous year. Net interest margin for the six months ended June 30, 2009, in comparison with the same period in 2008 decreased from 45 basis points to 37 basis points. Net interest spread for the six months ended June 30, 2009, in comparison with the same period in 2008 decreased from 30 basis points to 28 basis points. See the Quarterly Overview for a discussion of net interest spread and net interest margin.

Prepayment-fee income recognized on advances and investments increased $1.2 million to $7.8 million for the six months ended June 30, 2009, from $6.6 million for the six months ended June 30, 2008.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$44,610,189	$174,037	1.56%	$60,801,092	$451,570	2.99%
Interest-bearing deposits	14,001,858	9,286	0.27	67	—	—
Securities purchased under agreements to resell	467,033	298	0.26	270,879	1,458	2.16
Federal funds sold	1,836,176	1,119	0.24	1,500,418	8,252	2.21
Investment securities (2)	10,688,449	59,129	2.22	14,106,725	125,430	3.58
Mortgage loans	3,968,246	49,289	4.98	4,056,869	51,622	5.12
Other earning assets	2,121	1	0.19	—	—	—

Total interest-earning assets	75,574,072	293,159	1.56%	80,736,050	638,332	3.18%

Other non-interest-earning assets	(465,553)			772,302

Total assets	$75,108,519	$293,159	1.57%	$81,508,352	$638,332	3.15%

Liabilities and capital
Consolidated obligations
Discount notes	$38,899,661	$31,096	0.32%	$42,670,218	$260,419	2.45%
Bonds	30,898,947	176,945	2.30	33,082,986	288,026	3.50
Deposits	841,353	212	0.10	1,077,200	4,842	1.81
Mandatorily redeemable capital stock	90,886	—	—	41,072	323	3.16
Other borrowings	211,198	66	0.13	41,044	206	2.02

Total interest-bearing liabilities	70,942,045	208,319	1.18%	76,912,520	553,816	2.90%

Other non-interest-bearing liabilities	1,489,101			1,028,378
Total capital	2,677,373			3,567,454

Total liabilities and capital	$75,108,519	$208,319	1.11%	$81,508,352	$553,816	2.73%

Net interest income		$84,840			$84,516
Net interest spread			0.38%			0.28%
Net interest margin			0.45%			0.42%

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$48,085,726	$426,221	1.79%	$59,867,900	$1,066,753	3.58%
Interest-bearing deposits	8,518,681	10,775	0.26	121	1	1.66
Securities purchased under agreements to resell	2,574,033	3,290	0.26	638,462	10,461	3.29
Federal funds sold	3,179,983	3,527	0.22	1,707,601	23,253	2.74
Investment securities (2)	10,704,280	124,638	2.35	14,008,467	272,687	3.91
Mortgage loans	4,052,259	102,004	5.08	4,064,724	103,882	5.14
Other earning assets	1,066	1	0.19	—	—	—

Total interest-earning assets	77,116,028	670,456	1.75%	80,287,275	1,477,037	3.70%

Other non-interest-earning assets	21,110			909,886

Total assets	$77,137,138	$670,456	1.75%	$81,197,161	$1,477,037	3.66%

Liabilities and capital
Consolidated obligations
Discount notes	$39,717,360	$131,494	0.67%	$43,769,307	$675,618	3.10%
Bonds	31,746,019	396,489	2.52	31,683,227	607,532	3.86
Deposits	783,093	455	0.12	1,046,845	11,898	2.29
Mandatorily redeemable capital stock	91,387	—	—	36,611	635	3.49
Other borrowings	170,425	101	0.12	29,283	357	2.45

Total interest-bearing liabilities	72,508,284	528,539	1.47%	76,565,273	1,296,040	3.40%

Other non-interest-bearing liabilities	1,565,312			1,112,313
Total capital	3,063,542			3,519,575

Total liabilities and capital	$77,137,138	$528,539	1.38%	$81,197,161	$1,296,040	3.21%

Net interest income		$141,917			$180,997
Net interest spread			0.28%			0.30%
Net interest margin			0.37%			0.45%

(1)   Yields are annualized

(2)   The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

The average balance of total advances decreased $11.8 billion, or 19.7 percent, for the six months ended June 30, 2009, compared with the same period in 2008. The decrease in average advances was primarily attributable to a decline in member demand for short-term advances, as explained below. The following table summarizes average balances of advances outstanding during the six months ending June 30, 2009 and 2008, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Six Months Ending June 30,
	2009	2008

Overnight advances – par value	$1,161,762	$3,164,706

Fixed-rate advances – par value
Short-term	17,655,769	29,254,853
Long-term	12,047,783	11,448,652
Amortizing	2,489,212	2,410,935
Putable	8,827,242	8,862,981
Callable	8,859	18,126
	41,028,865	51,995,547

Variable-rate indexed advances – par value
Simple variable	4,790,152	4,221,381
Putable, convertible to fixed	189,354	12,000
	4,979,506	4,233,381

Total average par value	47,170,133	59,393,634

Premiums and discounts	(12,520)	(14,216)
SFAS 133 hedging adjustments	928,113	488,482

Total average advances	$48,085,726	$59,867,900

As displayed in the above table, the total average advances decreased by $11.8 billion for the six months ended June 30, 2009, compared with the same period in 2008. We believe the decrease is caused primarily by the following:

•                  An increase in available liquidity due to significant growth in deposits at some of our members during the first half of 2009, as faltering equity markets and temporarily increased FDIC deposit-insurance limits stimulated demand.

•                  De-levering of member balance sheets to preserve capital.

•                  Increased member usage of the Federal Reserve Bank’s discount window, as well as increased usage of the Federal Reserve Bank’s Term Auction Facility, both of which offered terms that were, at times, more attractive than the Bank’s advances rates.

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition approximately 12.8 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $32.6 billion for the six months ended June 30, 2009, representing 69.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2009. The average balance of these advances totaled $45.5 billion for the six months ended June 30, 2008, representing 76.6 percent of the total average balance of advances outstanding during the six months ended June 30, 2008.

Prepayment Fees

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments associated with SFAS 133. For the three months ended June 30, 2009 and 2008, net prepayment fees on advances were $6.7 million and $43,000, respectively, and prepayment fees on investments were $141,000 and $1.4 million, respectively. Excluding the impact of prepayment-fee income, net interest spread increased seven basis points to 34 basis points and net interest margin remained the same at 41 basis points from June 30, 2008, to June 30, 2009. For the six months ended June 30, 2009 and 2008, net prepayment fees on advances were $7.6 million and $4.5 million, respectively, and prepayment fees on investments were $148,000 and $2.1 million, respectively. Excluding the impact of prepayment-fee income, net interest spread decreased two basis points to 26 basis points and net interest margin declined nine basis points to 35 basis points from the six months ended June 30, 2008, compared with the same period in 2009.

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

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended June 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$167,366	1.50%	$451,527	2.99%
Investment securities	58,988	2.21	124,066	3.54
Total interest-earning assets	286,347	1.52	636,925	3.17

Net interest income	78,028		83,109
Net interest spread		0.34%		0.27%
Net interest margin		0.41%		0.41%

	For the Six Months Ended June 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$418,611	1.76%	$1,062,263	3.57%
Investment securities	124,490	2.35	270,606	3.88
Total interest-earning assets	662,698	1.73	1,470,466	3.68

Net interest income	134,159		174,426
Net interest spread		0.26%		0.28%
Net interest margin		0.35%		0.44%

(1)          Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $11.9 billion, or 508.3 percent, for the six months ended June 30, 2009, from the average balances for the six months ended June 30, 2008. The higher average balances in the six months ended June 30, 2009, resulted from the increased activity in federal funds sold, securities purchased under agreements to resell, and higher balances held as interest-bearing deposits. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment securities balances decreased $3.3 billion or 23.6 percent for the six months ended June 30, 2009, compared with the six months ended June 30, 2008. The decrease in average investments is the result of the $3.2 billion decrease in average held-to-maturity certificates of deposit, and an $819.5 million decrease in average held-to-maturity MBS, which is mainly due to the Bank’s credit and non-credit losses incurred in the first and second quarter of 2009.

Average mortgage-loan balances for the six months ended June 30, 2009, were $12.5 million lower than the average balance for the same period in 2008.

Overall, the yield on the mortgage-loan portfolio decreased 14 basis points for the quarter ended June 30, 2009, compared with the same period in 2008. This decrease is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio decreased 10 basis points as compared to the quarter ended June 30, 2008 due to the acquisition of loans at lower interest rates in 2009 relative to the coupon rates on pre-existing loans; and

•                  Premium/discount amortization expense has increased $417,000, or 28.4 percent, representing a decrease in the average yield of five basis points, due to increased volume of loan prepayments during the three months ended June 30, 2009, versus the same period in 2008.

Overall, the yield on the mortgage-loan portfolio decreased six basis points for the six months ended June 30, 2009, compared with the same period in 2008. This decrease is attributable to the following factors:

•                  The average stated coupon rate of the mortgage-loan portfolio decreased four basis points as compared to the six months ended June 30, 2008 due to the acquisition of loans at lower interest rates in 2009 relative to the coupon rates on pre-existing loans; and

•                  Premium/discount amortization expense has increased $620,000, or 23.3 percent, representing a decrease in the average yield of three basis points, due to increased volume of loan prepayments during the six months ended June 30, 2009, versus the same period in 2008.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended June 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$52,167	5.27%	$54,163	5.37%
Premium/discount amortization	(1,887)	(0.19)	(1,470)	(0.14)
Credit-enhancement fees	(991)	(0.10)	(1,071)	(0.11)

Total interest income	$49,289	4.98%	$51,622	5.12%

	For the Six Months Ended June 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$107,371	5.34%	$108,713	5.38%
Premium/discount amortization	(3,277)	(0.16)	(2,657)	(0.13)
Credit-enhancement fees	(2,090)	(0.10)	(2,174)	(0.11)

Total interest income	$102,004	5.08%	$103,882	5.14%

(1)          Yields are annualized.

Average CO balances decreased $4.0 billion, or 5.3 percent, for the six months ended June 30, 2009, compared with the same period in 2008. This decrease was due to a decrease of $4.1 billion in CO discount notes, slightly offset by an increase of $62.8 million in CO bonds.

Net interest income includes interest paid and received on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank’s risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Gross interest income before effect of derivatives	$411,322	$696,486	$886,725	$1,543,011
Net interest adjustment for derivatives	(118,163)	(58,154)	(216,269)	(65,974)

Total interest income reported	$293,159	$638,332	$670,456	$1,477,037

Gross interest expense before effect of derivatives	$254,505	$601,144	$623,045	$1,368,462
Net interest adjustment for derivatives	(46,186)	(47,328)	(94,506)	(72,422)

Total interest expense reported	$208,319	$553,816	$528,539	$1,296,040

Reported net interest margin for the quarters ended June 30, 2009 and 2008, was 0.45 percent and 0.42 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.83 percent and 0.47 percent, respectively.

Reported net interest margin for the six months ended June 30, 2009 and 2008, was 0.37 percent and 0.45 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.69 percent and 0.44 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements of SFAS 133 (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a loss of $992,000 and $734,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, interest accruals on derivatives classified as economic hedges totaled a loss of $1.8 million and $840,000, respectively.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended June 30, 2009 and 2008 and between the six months ended June 30, 2009 and 2008. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended June 30, 2009 vs. 2008			For the Six Months Ended June 30, 2009 vs. 2008
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(120,250)	$(157,283)	$(277,533)	$(209,940)	$(430,592)	$(640,532)
Interest-bearing deposits	—	9,286	9,286	70,401	(59,627)	10,774
Securities purchased under agreements to resell	1,056	(2,216)	(1,160)	31,714	(38,885)	(7,171)
Federal funds sold	1,847	(8,980)	(7,133)	20,050	(39,776)	(19,726)
Investment securities	(30,394)	(35,907)	(66,301)	(64,319)	(83,730)	(148,049)
Mortgage loans	(1,128)	(1,205)	(2,333)	(319)	(1,559)	(1,878)
Other earning assets	—	1	1	—	1	1

Total interest income	(148,869)	(196,304)	(345,173)	(152,413)	(654,168)	(806,581)

Interest expense
Consolidated obligations
Discount notes	(23,012)	(206,311)	(229,323)	(62,545)	(481,579)	(544,124)
Bonds	(19,015)	(92,066)	(111,081)	1,204	(212,247)	(211,043)
Deposits	(1,060)	(3,570)	(4,630)	(2,998)	(8,445)	(11,443)
Mandatorily redeemable capital stock	392	(715)	(323)	950	(1,585)	(635)
Other borrowings	854	(994)	(140)	1,721	(1,977)	(256)

Total interest expense	(41,841)	(303,656)	(345,497)	(61,668)	(705,833)	(767,501)

Change in net interest income	$(107,028)	$107,352	$324	$(90,745)	$51,665	$(39,080)

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months and six months ended June 30, 2009 and 2008. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(Losses) gains on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(1,689)	$(1,241)	$(1,224)	$458
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	626	444	768	(357)
Trading securities	509	1,835	729	385
Mortgage loans	—	—	—	(3,375)
Mortgage delivery commitments	(471)	(167)	(464)	(440)
Net interest accruals related to derivatives not receiving hedge accounting	(992)	(734)	(1,802)	(840)
Net (losses) gains on derivatives and hedging activities	(2,017)	137	(1,993)	(4,169)

Net impairment losses on held-to-maturity securities recognized in earnings	(70,526)	—	(197,438)	—
Loss on early extinguishment of debt	—	—	—	(2,699)
Service-fee income	889	1,302	1,825	2,607
Net unrealized gains (losses) on trading securities	292	(687)	1,388	(612)
Other	144	47	137	63

Total other (loss) income	$(71,218)	$799	$(196,081)	$(4,810)

As noted in the Other Income (Loss) table above, SFAS 133 introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

The current market pricing of private-label MBS, which reflects a significant discount to cost, continues to be adversely impacted by a significant reduction in the liquidity of these securities, rating agency downgrades, and market concerns that defaults and losses on the mortgages underlying these securities will increase significantly. As a result, the current fair value of some of these securities is substantially less than what we believe is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities.

During the second quarter of 2009, it was determined that 84 of the Bank’s held-to-maturity private-label MBS, representing an aggregated par value of $2.3 billion as of June 30, 2009, were other-than-temporarily impaired, an increase from 19 securities with an aggregate par value of $646.8 million as of June 30, 2009, that were determined to be other-than-temporarily impaired at December 31, 2008.

For the securities on which we recognized other-than-temporary impairment during the second quarter of 2009, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement as of June 30, 2009, was approximately 22.6 percent and the expected average collateral loss was approximately 30.0 percent. Accordingly, the Bank recorded an other-than-temporary impairment of $70.5 million related to credit loss and an other-than-temporary impairment of $140.6 million related to all other factors. The credit loss is recorded in income, while the impairment loss due to all other factors is recorded in accumulated other comprehensive loss. The Bank does not intend to sell these securities, and it is not likely that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis.

In subsequent periods we will account for the other-than-temporarily impaired securities as if the securities had been purchased on the measurement date of the other-than-temporary impairment.

We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance-sheet date. As U.S. macroeconomic conditions, including the housing and mortgage markets continue to change over time, the amount of projected credit losses could also change. Significant other-than-temporary impairment amounts potentially may be recognized if economic conditions deteriorate beyond our current expectations, resulting in higher borrower defaults and/or greater loss severities realized on the disposition of the underlying properties.

The following table summarizes other-than-temporary impairment charges recorded by the Bank at June 30, 2009.

Other-Than-Temporarily Impaired Securities

As of June 30, 2009

(dollars in thousands)

	Duration of Unrealized Losses Prior to Impairment		Amortized		Other-Than- Temporary Impairment
	Less than 12 Months	12 Months or Greater	Cost Prior to Impairment	Fair Value	Related to Credit Loss
Held-to-Maturity Private-label MBS Backed by:
Prime	$—	$(33,660)	$87,614	$53,954	$(1,529)
Alt-A	—	(1,105,943)	2,082,320	976,549	(68,559)
Subprime	—	(1,400)	2,735	1,335	(438)

	$—	$(1,141,003)	$2,172,669	$1,031,838	$(70,526)

Changes in the fair value of trading securities are recorded in other (loss) income. For the three months ended June 30, 2009 and 2008, the Bank recorded net unrealized gains (losses) on trading securities of $292,000 and ($687,000) respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to gains of $509,000 and $1.8 million for the three months ended June 30, 2009 and 2008, respectively. Also included in other (loss) income are interest accruals on these economic hedges, which resulted in losses of $296,000 and $723,000 for the three months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, the Bank recorded net unrealized gains (losses) on trading securities of $1.4 million and ($612,000), respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $729,000 and $385,000 for the six months ended June 30, 2009 and 2008, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in losses of $587,000 and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

Operating expenses for the three months and six months ended June 30, 2009 and 2008, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Salaries, incentive compensation, and benefits	$9,784	$7,989	$18,599	$16,471
Occupancy costs	1,101	1,027	2,185	2,103
Other operating expenses	4,424	3,500	8,255	6,986

Total operating expenses	$15,309	$12,516	$29,039	$25,560

Annualized ratio of operating expenses to average assets	0.08%	0.06%	0.08%	0.06%

Second Quarter of 2009 Compared with Second Quarter of 2008. For the three months ended June 30, 2009, total operating expenses increased $2.8 million from the same period in 2008. This increase was primarily due to a $1.8 million increase in salaries and benefits and a $924,000 increase in other operating expenses. The $1.8 million increase in salaries and benefits is due primarily to increases of $1.7 million and $970,000 in employee benefits and salary expenses, respectively, primarily attributable to the retirement of the Bank’s former chief executive officer. This was partially offset by an $846,000 decrease in incentive compensation due to the board of director’s decision to not implement an executive compensation plan for 2009.

The $924,000 increase in other operating expenses is largely attributable to a $279,000 increase in professional fees which was due to audit fees associated with the Bank’s other-than-temporary impairment analyses, a $357,000 increase in contractual services due to the Bank’s MBS analysis software, and a $240,000 increase in director fees which was the result of an increase in the per meeting fee paid to directors, as well as more board of director and director committee meetings in the second quarter of 2009 than in the second quarter of 2008.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency, and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and HERA prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $1.4 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and are included in other expense.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008. For the six months ended June 30, 2009, total operating expenses increased $3.5 million from the same period in 2008. This increase was primarily due to a $2.1 million increase in salaries and benefits and a $1.3 million increase in other operating expenses. The $2.1 million increase in salaries and benefits is due primarily to increases of $1.5 million and $1.4 million in employee benefits and salary expenses, respectively, primarily attributable to the retirement of the Bank’s former chief executive officer, which was partially offset by a $733,000 decrease in incentive compensation.

The $1.3 million increase in other operating expenses is largely attributable to a $228,000 increase in professional fees which was due primarily to audit fees associated with the Bank’s other-than-temporary impairment analyses, a $559,000 increase in contractual services due to the Bank’s MBS analysis software, and a $539,000 increase in director fees which was the result of an increase in the per meeting fee paid to directors, as well as more board of director and director committee meetings in the first half of 2009 than in the first half of 2008.

The Finance Agency’s operating costs totaled $2.9 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.

FINANCIAL CONDITION

Advances

At June 30, 2009, the advances portfolio totaled $41.9 billion, a decrease of $15.1 billion compared with a total of $56.9 billion at December 31, 2008. This decrease was mainly in the following product types:

•                  An $11.2 billion decline in fixed-rate advances

•                  A $2.0 billion decrease in floating-rate advances

•                  A $1.6 billion decrease in overnight advances

The decline in advances noted above was attributable to a significant growth in deposits at some of our members during the first half of 2009, as faltering equity markets and temporarily increased FDIC deposit-insurance limits stimulated demand for bank deposits. Additionally, advances declined due to a de-levering of member balance sheets to preserve capital. Also there was an increased usage of the Federal Reserve Bank’s discount window, as well as increased usage of the Federal Reserve Bank’s Term Auction Facility, both of which offered terms that were, at times, more attractive than the Bank’s advances rates.

The following table summarizes advances outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity

(dollars in thousands)

	June 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$991	0.65%	$28,444	0.46%
Due in one year or less	20,056,400	1.52	32,363,291	2.42
Due after one year through two years	5,939,775	3.39	5,418,310	4.23
Due after two years through three years	2,870,687	4.07	4,953,624	3.27
Due after three years through four years	5,073,484	2.37	2,507,092	4.30
Due after four years through five years	2,095,400	4.04	5,119,387	2.43
Thereafter	5,058,074	4.06	5,439,874	4.13

Total par value	41,094,811	2.51%	55,830,022	2.92%

Premiums	6,550		9,279
Discounts	(19,776)		(20,883)
SFAS 133 hedging adjustments	772,759		1,107,849

Total	$41,854,344		$56,926,267

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At June 30, 2009, and December 31, 2008, the Bank had outstanding callable advances of $11.0 million and $5.5 million, respectively. The following table summarizes advances outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

	June 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$991	—%	$28,444	—%
Due in one year or less	20,056,400	48.8	32,368,791	58.0
Due after one year through two years	5,939,775	14.5	5,418,310	9.7
Due after two years through three years	2,881,687	7.0	4,948,124	8.9
Due after three years through four years	5,073,484	12.3	2,507,092	4.5
Due after four years through five years	2,089,400	5.1	5,119,387	9.2
Thereafter	5,053,074	12.3	5,439,874	9.7

Total par value	$41,094,811	100.0%	$55,830,022	100.0%

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At June 30, 2009, and December 31, 2008, the Bank had putable advances outstanding totaling $8.9 billion and $9.3 billion, respectively. The following table summarizes advances outstanding at June 30, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date

(dollars in thousands)

	June 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$991	—%	$28,444	—%
Due in one year or less	26,468,625	64.4	39,061,566	70.0
Due after one year through two years	5,151,175	12.5	4,529,960	8.1
Due after two years through three years	2,626,137	6.4	4,906,824	8.8
Due after three years through four years	4,045,034	9.9	1,599,042	2.9
Due after four years through five years	1,572,050	3.8	4,277,587	7.7
Thereafter	1,230,799	3.0	1,426,599	2.5

Total par value	$41,094,811	100.0%	$55,830,022	100.0%

The following table summarizes advances outstanding by product type at June 30, 2009, and December 31, 2008.

Advances Outstanding by Product Type

(dollars in thousands)

	June 30, 2009		December 31, 2008
	Balance	Percent of Total	Balance	Percent of Total

Overnight advances	$792,852	1.9%	$2,350,846	4.2%

Fixed-rate advances
Short-term	14,096,446	34.3	22,893,070	41.0
Long-term	11,260,873	27.4	12,866,170	23.1
Amortizing	2,423,565	5.9	2,565,761	4.6
Putable	8,659,575	21.1	9,273,175	16.6
Callable	11,000	—	5,500	—
	36,451,459	88.7	47,603,676	85.3

Variable-rate advances
Simple variable	3,657,500	8.9	5,875,500	10.5
Putable, convertible to fixed	193,000	0.5	—	—
	3,850,500	9.4	5,875,500	10.5

Total par value	$41,094,811	100.0%	$55,830,022	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At June 30, 2009, the Bank had advances outstanding to 355, or 77.0 percent, of its 461 members. At December 31, 2008, the Bank had advances outstanding to 370, or 80.3 percent, of its 461 members.

Top Five Advance-Holding Members

(dollars in thousands)

			As of June 30, 2009			Advances Interest Income for the
				Percent of	Weighted-	Three	Six
			Par Value of	Total	Average	Months Ended	Months Ended
Name	City	State	Advances	Advances	Rate (1)	June 30, 2009	June 30, 2009

RBS Citizens, N.A.	Providence	RI	$9,063,785	22.1%	0.43%	$11,764	$33,215
Bank of America Rhode Island, N.A	Providence	RI	7,291,710	17.7	0.95	21,410	80,107
NewAlliance Bank	New Haven	CT	2,053,369	5.0	4.33	22,887	46,690
Washington Trust Company	Westerly	RI	688,426	1.7	4.13	7,110	14,366
Webster Bank	Waterbury	CT	659,306	1.6	4.15	6,961	14,366

(1)

Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At June 30, 2009, investment securities and short-term money-market instruments totaled $32.1 billion, compared with $18.9 billion at December 31, 2008. The growth in investments was primarily due to an increase of $15.6 billion in interest-bearing deposits held at the Federal Reserve Bank of Boston. This increase was partially offset by a $1.8 billion decline in held-to-maturity securities. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2009, and December 31, 2008, the Bank’s MBS and SBA holdings represented 181 percent and 225 percent of capital, respectively.

The Bank classifies most of its investments as held-to-maturity. The following tables provide a summary of the Bank’s held-to-maturity securities, available for sale securities, and trading securities.

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	June 30, 2009			December 31, 2008
	Amortized	Carrying	Fair	Amortized	Fair
	Cost	Value	Value	Cost	Value

Certificates of deposit	$350,000	$350,000	$349,991	$565,000	$565,157
U.S. agency obligations	35,041	35,041	37,248	39,995	41,259
State or local housing-finance-agency obligations	267,526	267,526	234,223	278,128	196,122
	652,567	652,567	621,462	883,123	802,538

Mortgage-backed securities:
U.S. government guaranteed	95,690	95,690	96,437	11,870	12,515
Government-sponsored enterprises	4,118,948	4,118,948	4,229,591	4,384,215	4,359,784
Private-label	3,681,109	2,551,756	2,045,445	3,989,016	2,409,945
	7,895,747	6,766,394	6,371,473	8,385,101	6,782,244

Total	$8,548,314	$7,418,961	$6,992,935	$9,268,224	$7,584,782

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Certificates of deposit	$1,275,000	$1,275,000	$—	$—
Supranational banks	432,081	376,560	501,890	458,984
U.S. government corporations	267,308	218,880	334,345	275,856
Government-sponsored enterprises	113,559	97,828	164,478	143,130
State or local housing-finance-agency obligations	—	—	21,685	21,685
	2,087,948	1,968,268	1,022,398	899,655

Mortgage-backed securities
Government-sponsored enterprises	379,330	372,615	322,486	314,749

Total	$2,467,278	$2,340,883	$1,344,884	$1,214,404

Trading Securities

(dollars in thousands)

	June 30, 2009	December 31, 2008

Mortgage-backed securities
U.S. government guaranteed	$25,860	$26,533
Government-sponsored enterprises	33,965	36,663

Total	$59,825	$63,196

The Bank’s MBS investment portfolio consists of the following categories of securities as of June 30, 2009, and December 31, 2008. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2009	December 31, 2008
U.S. government-guaranteed and GSE residential mortgage-backed securities	64.6%	54.5%
Private-label residential mortgage-backed securities	33.1	43.4
Private-label commercial mortgage-backed securities	1.9	1.6
Home-equity loans	0.4	0.5

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans as of June 30, 2009, totaled $3.8 billion, a decrease of $310.9 million from the December 31, 2008, balance of $4.2 billion. The following table presents information relating to the Bank’s mortgage portfolio as of June 30, 2009, and December 31, 2008.

Mortgage Loans Held for Investment

(dollars in thousands)

	June 30, 2009	December 31, 2008

Real estate
Fixed-rate 15-year single-family mortgages	$931,118	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	2,896,525	3,107,424
Premiums	28,916	32,476
Discounts	(10,594)	(11,576)
Deferred derivative gains and losses, net	(2,111)	(1,495)

Total mortgage loans held for investment	3,843,854	4,153,887

Less: allowance for credit losses	(1,250)	(350)

Total mortgage loans, net of allowance for credit losses	$3,842,604	$4,153,537

The following table details the par value of mortgage loans held for investment at June 30, 2009, and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008

Conventional loans	$3,471,099	$3,755,215
Government-insured or guaranteed loans	356,544	379,267

Total par value	$3,827,643	$4,134,482

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

The following table presents purchases of mortgage loans during the six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the Six Months Ended June 30,
	2009	2008

Conventional loans
Original MPF	$224,730	$190,584
MPF 125	3,723	42,966
MPF Plus	—	44,511
Total conventional loans	228,453	278,061

Government-insured or guaranteed loans
MPF Government	10,014	122

Total par value	$238,467	$278,183

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.3 million and $350,000 at June 30, 2009, and December 31, 2008, respectively. This increase was due to the continued deterioration in the housing market resulting in an increase in delinquencies in the mortgage portfolio. See Item 7 — Critical Accounting Estimates — Allowance for Loan Losses of the 2008 Annual Report on Form 10-K for a description of the Bank’s methodology for estimating the allowance for loan losses.

The following table presents the Bank’s allowance for credit losses activity (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$450	$125	$350	$125
Provision for credit losses	800	—	900	—

Balance at end of period	$1,250	$125	$1,250	$125

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at June 30, 2009, and December 31, 2008, are provided in the following tables.

Summary of Delinquent Mortgage Loans

As of June 30, 2009

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$41,025	$15,963	$56,988
60 days	12,039	6,704	18,743
90 days or more and accruing	—	16,076	16,076
90 days or more and nonaccruing	31,839	—	31,839

Total delinquencies	$84,903	$38,743	$123,646

Total par value of mortgage loans outstanding	$3,471,099	$356,544	$3,827,643

Total delinquencies as a percentage of total par value of mortgage loans outstanding	2.45%	10.87%	3.23%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.92%	4.51%	1.25%

(1)	Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Summary of Delinquent Mortgage Loans

As of December 31, 2008

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$37,101	$17,709	$54,810
60 days	10,354	7,130	17,484
90 days or more and accruing	—	14,207	14,207
90 days or more and nonaccruing	21,325	—	21,325

Total delinquencies	$68,780	$39,046	$107,826

Total par value of mortgage loans outstanding	$3,755,215	$379,267	$4,134,482

Total delinquencies as a percentage of total par value of mortgage loans outstanding	1.83%	10.30%	2.61%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	0.57%	3.75%	0.86%

(1)	Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

Loan Modification. Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (the modification plan) for participating PFIs, which will be available until December 21, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence which were closed on prior to January 1, 2009 are eligible for the modification plan. This modification plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the modification plan. To date, there has been no activity under this modification plan.

Sale of REO Assets. During the six months ended June 30, 2009 and 2008, the Bank sold REO assets with a recorded carrying value of $3.3 million and $2.2 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $190,000 and $43,000 on the sale of REO assets during the six months ended June 30, 2009 and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At June 30, 2009, and December 31, 2008, outstanding COs, including both CO bonds and CO discount notes, totaled $72.4 billion and $74.7 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at June 30, 2009, and December 31, 2008, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity

(dollars in thousands)

	June 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$12,545,085	1.85%	$15,200,275	2.85%
Due after one year through two years	8,141,500	2.15	5,338,110	3.49
Due after two years through three years	2,373,750	3.10	2,598,350	3.87
Due after three years through four years	2,248,680	4.17	1,735,580	4.70
Due after four years through five years	1,684,300	4.03	2,454,000	4.06
Thereafter	3,787,700	5.24	6,005,000	5.58

Total par value	30,781,015	2.73%	33,331,315	3.71%

Premiums	67,628		80,586
Discounts	(432,250)		(1,481,762)
SFAS 133 hedging adjustments	166,361		323,863

Total	$30,582,754		$32,254,002

CO bonds outstanding at June 30, 2009, and December 31, 2008, include issued callable bonds totaling $4.5 billion and $9.4 billion, respectively.

The following table summarizes CO bonds outstanding at June 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2009	December 31, 2008

Due in one year or less	$16,621,085	$19,800,275
Due after one year through two years	7,331,500	5,959,110
Due after two years through three years	1,758,750	2,258,350
Due after three years through four years	1,757,680	1,230,580
Due after four years through five years	1,129,300	1,878,000
Thereafter	2,182,700	2,205,000

Total par value	$30,781,015	$33,331,315

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 57.8 percent and 56.8 percent of outstanding COs at June 30, 2009, and December 31, 2008, respectively, but accounted for 98.0 percent and 97.7 percent of the proceeds from the issuance of COs during the six months ended June 30, 2009 and 2008, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

The Bank’s outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

			Weighted
			Average
	Book Value	Par Value	Rate (1)

June 30, 2009	$41,826,763	$41,835,990	0.22%

December 31, 2008	$42,472,266	$42,567,305	1.59%

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended June 30,
	2009		2008
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,534,499	0.12%	$5,503,145	1.98%
Term discount notes	34,365,162	0.35	37,167,073	2.53
Total discount notes	38,899,661	0.32	42,670,218	2.45

Bonds	30,898,947	2.30	33,082,986	3.50

Total consolidated obligations	$69,798,608	1.20%	$75,753,204	2.91%

	For the Six Months Ended June 30,
	2009		2008
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,532,075	0.11%	$5,407,367	2.38%
Term discount notes	35,185,285	0.74	38,361,940	3.21
Total discount notes	39,717,360	0.67	43,769,307	3.10

Bonds	31,746,019	2.52	31,683,227	3.86

Total consolidated obligations	$71,463,379	1.49%	$75,452,534	3.42%

(1)	Yields are annualized.

The average balances of COs for the six months ended June 30, 2009, were lower than the average balances for the same period in 2008, which is consistent with the decrease in total average assets, primarily short-term advances. The average balance of term CO discount notes and overnight CO discount notes decreased $3.2 billion and $875.3 million, respectively, from the prior period. Average balances of CO bonds increased $62.8 million from the prior period. The average balance of CO discount notes represented approximately 55.6 percent of total average COs during the six months ended June 30, 2009, as compared with 58.0 percent of total average COs during the six months ended June 30, 2008, and the average balance of bonds represented 44.4 percent and 42.0 percent of total average COs outstanding during the six months ended June 30, 2009 and 2008, respectively.

Deposits

As of June 30, 2009, deposits totaled $963.5 million compared with $611.1 million at December 31, 2008, an increase of $352.4 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at June 30, 2009, and December 31, 2008.

Term Deposits Greater than $100,000

(dollars in thousands)

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$—	—%	$37,000	1.96%
Over three months through six months	—	—	1,000	2.98
Over six months through 12 months	990	0.72	—	—
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$27,240	4.06%	$64,250	2.89%

(1)	Represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit totaling $20.0 million with a maturity date in 2014.

Capital

The Bank is subject to a risk-based capital requirement established by the Finance Agency. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through June 30, 2009, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	June 30, 2009	December 31, 2008
Permanent capital
Class B capital stock	$3,615,466	$3,584,720
Mandatorily redeemable capital stock	90,886	93,406
Retained earnings (accumulated deficit)	241,714	(19,749)

Permanent capital	$3,948,066	$3,658,377

Risk-based capital requirement
Credit-risk capital	$375,897	$215,514
Market-risk capital	1,273,188	1,425,551
Operations-risk capital	494,725	492,319

Total risk-based capital requirement	$2,143,810	$2,133,384

The Bank’s credit-risk-based capital requirement, as defined by the Finance Agency’s risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and nonmortgage assets, tenor, increased by $160.4 million due to downgrades of the credit ratings of private-label MBS and the growth in money-market investments from December 31, 2008, to June 30, 2009.

The Bank’s market value of equity to its book value of equity increased from 48.3 percent at December 31, 2008, to 56.3 percent at June 30, 2009. See Part I — Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank’s market value of equity is less than 85 percent of its book value of equity must be added to the market-risk component of its risk-based capital requirement. As of June 30, 2009, this incremental risk-based capital total was $1.1 billion. Management believes that the decline in the ratio of the Bank’s market value of equity to its book value of equity is temporary and will recover as liquidity returns to the MBS market and as the Bank accumulates retained earnings from income expected in future periods. However, management cannot predict how long MBS prices will remain depressed, and the current situation could persist for an extended period of time. Further, in the event of further credit deterioration in excess of the Bank’s expectations, realized credit losses in the Bank’s private-label MBS investments would serve to limit the recovery of capital ratios including the risk-based capital ratio.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements through June 30, 2009. The following table provides the Bank’s capital ratios as of June 30, 2009, and December 31, 2008.

Capital Ratio Requirements

(dollars in thousands)

	June 30, 2009	December 31, 2008
Capital ratio
Minimum capital (4% of total assets)	$3,123,499	$3,214,127
Actual capital (capital stock plus retained earnings)	3,948,066	3,658,377
Total assets	78,087,479	80,353,167
Capital ratio (permanent capital as a percentage of total assets)	5.1%	4.6%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,904,374	$4,017,658
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,922,098	5,487,565
Leverage ratio (leverage capital as a percentage of total assets)	7.6%	6.8%

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value, net of cash collateral and accrued interest, totaled $23.6 million and $28.9 million as of June 30, 2009, and December 31, 2008, respectively. Derivative liabilities’ net fair value, net of cash collateral and accrued interest, totaled $913.1 million and $1.2 billion as of June 30, 2009, and December 31, 2008, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2009, and December 31, 2008. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment in accordance with SFAS 133 and are hedged with the benchmark interest rate. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting under the guidelines of SFAS 133, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

As of June 30, 2009, and December 31, 2008

(dollars in thousands)

		SFAS 133	June 30, 2009		December 31, 2008
		Hedge	Notional	Estimated	Notional	Estimated
Hedged Item	Derivative	Designation	Amount	Fair Value	Amount	Fair Value

Advances	Swaps	Fair value	$13,937,159	$(778,789)	$15,401,359	$(1,113,240)
	Swaps	Economic	111,250	(4,823)	111,250	(5,716)
	Caps and floors	Economic	56,500	169	66,500	294

Total associated with advances			14,104,909	(783,443)	15,579,109	(1,118,662)

Available-for-sale securities	Swaps	Fair value	907,131	(225,104)	932,131	(394,526)

Trading securities	Swaps	Economic	35,000	(1,684)	46,500	(2,413)

Consolidated obligations	Swaps	Fair value	14,675,251	167,196	14,190,223	321,139

Deposits	Swaps	Fair value	20,000	5,037	20,000	6,414

Member intermediated	Caps and floors	Not applicable	—	—	15,000	—

Total			29,742,291	(837,998)	30,782,963	(1,188,048)

Mortgage delivery commitments (1)			7,349	(8)	32,672	(365)
Forward contracts			—	—	10,000	(133)

Total derivatives			$29,749,640	(838,006)	$30,825,635	(1,188,546)

Accrued interest				(45,265)		89,788
Cash collateral				(6,231)		(46,101)

Net derivatives				$(889,502)		$(1,144,859)

Derivative asset				$23,582		$28,935
Derivative liability				(913,084)		(1,173,794)

Net derivatives				$(889,502)		$(1,144,859)

(1)          Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in fair value recorded in other income.

The following four tables provide a summary of the Bank’s hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting under SFAS 133, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate-exchange agreements in SFAS 133-qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in SFAS 133-qualifying hedge relationships of advances and COs totals $28.6 billion, representing 96.2 percent of all derivatives outstanding as of June 30, 2009. Economic hedges are not included within the four tables below.

SFAS 133 Fair Value Hedge Relationships of Advances

By Year of Contractual Maturity

As of June 30, 2009

(dollars in thousands)

			Advances		Weighted-Average Yield (2)
				SFAS 133		Derivatives
				Fair Value		Receive	Pay
	Derivatives		Hedged	Adjustment		Floating	Fixed	Net Receive
Maturity	Notional	Fair Value	Amount	(1)	Advances	Rate	Rate	Result

Due in one year or less	$2,952,449	$(52,744)	$2,952,449	$52,436	4.44%	0.91%	4.38%	0.97%
Due after one year through two years	2,955,725	(129,950)	2,955,725	129,132	4.32	0.84	4.22	0.94
Due after two years through three years	1,336,850	(84,696)	1,336,850	84,537	4.44	0.85	4.35	0.94
Due after three years through four years	1,888,600	(101,437)	1,888,600	101,066	3.79	0.89	3.70	0.98
Due after four years through five years	857,360	(73,635)	857,360	73,411	4.64	0.90	4.49	1.05
Thereafter	3,946,175	(336,327)	3,946,175	332,177	3.98	0.88	3.84	1.02

Total	$13,937,159	$(778,789)	$13,937,159	$772,759	4.21%	0.88%	4.11%	0.98%

(1)          The SFAS 133 fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2009.

SFAS 133 Fair Value Hedge Relationships of Advances

By Year of Contractual Maturity or Next Put Date for Putable Advances

As of June 30, 2009

(dollars in thousands)

			Advances		Weighted-Average Yield (2)
				SFAS 133		Derivatives
				Fair Value		Receive	Pay
Maturity or Next Put	Derivatives			Adjustment		Floating	Fixed	Net Receive
Date	Notional	Fair Value	Hedged Amount	(1)	Advances	Rate	Rate	Result

Due in one year or less	$9,334,924	$(522,258)	$9,334,924	$516,835	4.30%	0.87%	4.18%	0.99%
Due after one year through two years	2,193,125	(94,867)	2,193,125	94,690	3.78	0.90	3.72	0.96
Due after two years through three years	1,092,300	(73,409)	1,092,300	73,049	4.24	0.89	4.17	0.96
Due after three years through four years	864,900	(49,247)	864,900	49,288	3.98	0.90	3.92	0.96
Due after four years through five years	333,010	(27,561)	333,010	27,546	4.62	0.93	4.58	0.97
Thereafter	118,900	(11,447)	118,900	11,351	4.85	0.80	4.91	0.74

Total	$13,937,159	$(778,789)	$13,937,159	$772,759	4.21%	0.88%	4.11%	0.98%

(1)          The SFAS 133 fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2009.

SFAS 133 Fair Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity

As of June 30, 2009

(dollars in thousands)

			CO Bonds & Discount Notes		Weighted-Average Yield (2)
				SFAS 133 Fair		Derivatives
				Value			Pay
	Derivatives			Adjustment	CO Bonds	Receive	Floating	Net Pay
Year of Maturity	Notional	Fair Value	Hedged Amount	(1)	& DNs	Fixed Rate	Rate	Result

Due in one year or less	$9,266,818	$38,646	$9,266,818	$(41,510)	1.07%	1.08%	0.41%	0.40%
Due after one year through two years	1,905,000	11,204	1,905,000	(11,412)	1.64	1.67	0.98	0.95
Due after two years through three years	1,070,000	12,041	1,070,000	(12,228)	2.77	2.67	0.74	0.84
Due after three years through four years	710,000	31,286	710,000	(31,459)	3.96	3.98	0.70	0.68
Due after four years through five years	736,000	15,961	736,000	(16,439)	4.03	3.72	1.07	1.38
Thereafter	987,433	58,058	987,433	(59,550)	5.22	5.22	1.30	1.30

Total	$14,675,251	$167,196	$14,675,251	$(172,598)	1.84%	1.82%	0.61%	0.63%

(1)          The SFAS 133 fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

SFAS 133 Fair Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations

As of June 30, 2009

(dollars in thousands)

			CO Bonds & Discount Notes		Weighted-Average Yield (2)
				SFAS 133 Fair		Derivatives
				Value			Pay
Maturity or Next Call	Derivatives			Adjustment	CO Bonds	Receive	Floating	Net Pay
Date	Notional	Fair Value	Hedged Amount	(1)	& DNs	Fixed Rate	Rate	Result

Due in one year or less	$10,024,589	$46,423	$10,024,589	$(49,450)	1.28%	1.29%	0.43%	0.42%
Due after one year through two years	1,774,662	13,007	1,774,662	(13,174)	1.74	1.77	1.00	0.97
Due after two years through three years	870,000	10,031	870,000	(10,066)	2.51	2.39	0.76	0.88
Due after three years through four years	500,000	29,419	500,000	(29,419)	3.91	3.94	0.61	0.58
Due after four years through five years	671,000	14,639	671,000	(15,083)	3.89	3.56	1.11	1.44
Thereafter	835,000	53,677	835,000	(55,406)	5.05	5.06	1.45	1.44

Total	$14,675,251	$167,196	$14,675,251	$(172,598)	1.84%	1.82%	0.61%	0.63%

(1)          The SFAS 133 fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the Bank’s members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Members

(dollars in thousands)

			June 30, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$4,083,765	13.73%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	935,260	3.14

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

Short-term liquidity-management practices and plans are described in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Liquidity Risk. The Bank manages its liquidity needs to ensure that it is able to meet all of its contractual obligations and operating expenditures as they come due and to support its members’ daily liquidity needs. Through the Bank’s contingency liquidity plans, the Bank attempts to ensure that it is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets.

The CO debt markets continue to experience volatile pricing, particularly for CO bonds with long-term maturities due to the continuing U.S. economic recession, continuing uncertainty in the global capital markets arising from shocks to the global capital markets experienced during 2008, and U.S. federal government responses to those shocks. Some of the government’s responses have tended to create a market perception that FHLBank debt obligations would not receive the same level of federal governmental support as other debt obligations, causing yield spreads for long-term CO debt to remain elevated relative to historical norms. For example, the FDIC’s Temporary Liquidity Guarantee Program is a program designed to assist commercial banks in issuing debt under which the FDIC guarantees certain unsecured obligations of banks and other financial institutions and is backed by the full faith and credit of the U.S., while FHLBank debt does not have such support.

The Bank’s long-term funding costs have improved somewhat during the first half of 2009, although long-term funding costs still remain at levels higher than historical norms. This improvement coincides with continued purchases of GSE debt by the Federal Reserve Bank of New York pursuant to the GSE debt-purchase initiative, described under — Recent Legislative and Regulatory Developments in this Item; improved success in placing long-term CO bonds with investors through negotiated transactions relative to the fourth quarter of 2008; and the resumption of the placement of long-term CO bonds through public issuances, where such public issuances were limited during the second half of 2008 due to investor preference for short-term investments, a trend that we believe may have abated somewhat. The FHLBanks issued a total of $247.9 billion par value of CO bonds during the six months ended June 30, 2009, an increase of $80.0 billion over the $167.9 billion par value issued during the six months ended December 31, 2008.

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

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank’s capital plan. The Bank’s capital-stock policies allow the Bank to repurchase excess capital stock if a member reduces its advance balances. In May 2006, the Bank implemented its Excess Stock Repurchase Program to help it manage its capital by reducing the amount of excess capital stock held by members. However during the six months ended June 30, 2009, the Bank did not complete any repurchases of excess capital stock under this program. Effective December 8, 2008, the Bank placed a moratorium on all excess stock repurchases. This moratorium remains in effect to help preserve the Bank’s capital in light of the various challenges to the Bank, including the growth in other comprehensive losses arising primarily from the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments, as well as growth in competition for advances based on certain U.S. federal government responses to the shocks to the global capital markets and the broadening and deepening U.S. economic recession. During the six months ended June 30, 2009, the Bank repurchased capital stock totaling $1.5 million, which represented excess stock repurchase requests that were already outstanding at the time the Bank announced its moratorium on excess stock repurchases.

Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $90.9 million and $93.4 million at June 30, 2009, and December 31, 2008, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of June 30, 2009, and December 31, 2008 (dollars in thousands):

Anticipated Stock-Redemption Period	June 30, 2009	December 31, 2008

Due in less than one year	$4,185	$4,185
Due after one year through two years	103	103
Due after two years through three years	—	—
Due after three years through four years	86,367	2,520
Due after four years through five years	231	86,598

Total mandatorily redeemable capital stock	$90,886	$93,406

Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock-investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements as well as any other applicable laws and regulations.

The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or the termination of the related activity. If activity-based stock becomes excess capital stock as a result of the termination of the related activity, the Bank may, in its sole discretion, repurchase the excess activity-based stock prior to the expiration of the five-year redemption notice period, provided that it would continue to meet its minimum regulatory capital requirements after the redemption. However, the moratorium on excess stock repurchases discussed above continues and is expected to continue indefinitely.

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

At June 30, 2009, and December 31, 2008, members and nonmembers with capital stock outstanding held $1.3 billion and $677.3 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of June 30, 2009, and December 31, 2008 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

June 30, 2009	$573,796	$1,828,484	$2,402,302	$3,706,352	$1,304,050

December 31, 2008	530,263	2,470,559	3,000,843	3,678,126	677,283

(1)               Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)               Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target and Dividends. The Bank’s retained earnings target is $600.0 million, a target adopted in connection with the Bank’s continuing efforts to preserve capital in light of the various challenges to the Bank, including the growth in other comprehensive losses primarily related to the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments, as well as growth in competition for advances based on certain U.S. federal government responses to the shocks to the global capital markets and the broadening and deepening U.S. economic recession. At June 30, 2009, the Bank had retained earnings of $241.7 million. The Bank has adopted a dividend payout restriction under which the Bank may pay up to 50 percent of the prior quarter’s net income while the Bank’s retained earnings are less than its targeted retained earnings level. However, the Bank does not expect to pay dividends in 2009 irrespective of quarterly performance as part of its strategy to preserve capital.

The Bank’s retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank’s currently targeted level. Moreover, management and the board of directors of the Bank may, at any time, change the Bank’s methodology or assumptions for modeling the Bank’s retained earnings requirement. Either of these could result in the Bank further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.

Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Agency has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At June 30, 2009, the Bank had a total capital to assets ratio of 5.1 percent, a leverage capital to assets ratio of 7.6 percent, and a risk-based capital requirement of $2.1 billion, which was satisfied by the Bank’s permanent capital of $3.9 billion. At December 31, 2008, the Bank had a total capital-to-assets ratio of 4.6 percent, a leverage capital-to-assets ratio of 6.8 percent, and a risk-based capital requirement of $2.1 billion, which was satisfied by the Bank’s permanent capital of $3.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. See Financial Condition — Capital in this Item for discussion concerning the increase in the Bank’s risk-based capital requirement.

Effective August 4, 2009, the Finance Agency promulgated a final rule on capital classifications and critical capital levels for the FHLBanks (the Capital Rule). The Capital Rule, among other things, established criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. As of July 29, 2009, the Director of the Finance Agency determined that the Bank was adequately capitalized for the quarter ended March 31, 2009. The Director of the Finance Agency has not yet determined the Bank’s capital classification for the quarter ended June 30, 2009. Each FHLBank is required to notify the Director of the Finance Agency within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification. See - Recent Legislative and Regulatory Developments in this Item for additional information.

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

As of June 30, 2009, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements, except as described below.

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

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized. If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, the Bank’s management evaluates other factors that may be indicative of other-than-temporary impairment. Depending on the type of security, these include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations, and the security’s performance. If the Bank’s initial analysis identifies securities at risk of other-than-temporary impairment, the Bank performs additional testing of these investments, which are typically private-label MBS and home equity loans.

At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, home price appreciation/depreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first half of 2009, which continued to affect the credit quality of the collateral, the Bank modified certain assumptions in its cash-flow analysis, in concert with the assumptions adopted by the FHLBank governance committee, to reflect more extreme loss severities and more moderate rates of housing price recovery than it used in its analysis as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security.

In accordance with the Finance Agency Other Than Temporary Impairment Consistency Guidance, described under Recent Legislative and Regulatory Developments in this Item, as part of its analysis of other-than-temporary impairment of residential MBS issued by entities other than GSEs, for the period ending June 30, 2009, to effect consistency among the FHLBanks, the Bank has completed its other than temporary impairment analysis for its residential private label MBS using key modeling assumptions provided by the FHLBank System Other-than-Temporary Impairment Governance Committee. The Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS and has contracted with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. In the event that neither the FHLBank of San Francisco nor FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. The Bank continues to define the modeling assumptions and run the cash-flow analysis for commercial private-label MBS. For these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank’s MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. The Bank (or the FHLBank of San Francisco or the FHLBank of Chicago, where applicable) performs analysis based on expected behavior of the loans, whereby these loan-performance scenarios are applied against each security’s credit-support structure to monitor credit-enhancement sufficiency to protect the Bank’s investment. The model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return all contractual cash flows. Any changes to the assumptions for other-than-temporary impairment analysis as set forth in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.

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

In addition to evaluating the risk-based selection of its residential private-label MBS under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario that was determined by the FHLBank governance committee. The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the base case scenario, the housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year and four percent in each subsequent year. Under the more stressful scenario, current-to-

trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0.0 percent in the first year, 1.0 percent in the second year, 2.0 percent in the third year and 3.0 percent in each subsequent year.

The following table represents the impact to credit-related other-than-temporary impairment in a housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions (dollars in thousands):

	Credit Losses as Reported			Pro-forma Results - Adverse HPI Scenario
For the Quarter Ended June 30, 2009	Number of Securities	Par Value	Credit- Related OTTI in Net Income	Number of Securities	Par Value	Credit - Related OTTI

Prime	3	$88,311	$1,529	3	$88,311	$3,545

Alt-A	79	2,241,405	68,559	95	2,611,281	173,721

Subprime	2	2,743	438	4	3,416	593

Total private-label MBS	84	$2,332,459	$70,526	102	$2,703,008	$177,859

RECENT ACCOUNTING DEVELOPMENTS

See Part I — Item 1 — Notes to the Financial Statements — Note 2 — Recently Issues Accounting Standards and Interpretations for a discussion on the Bank’s recent accounting developments.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Guidance for Determining Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining other than temporary impairment with respect to the Bank’s holdings of private-label MBS and the Bank’s adoption of FSP FAS 115-2 and 124-2 in the first quarter of 2009 (the Other Than Temporary Impairment Consistency Guidance). The goal of the guidance is to promote consistency in the determination of other than temporary impairment for private-label MBS among all FHLBanks. Recognizing that many of the FHLBanks desired to early adopt FSP FAS 115-2 and 124-2, the guidance also required that all FHLBanks early adopt FSP FAS 115-2 and 124-2 in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining other than temporary impairment. The Bank adopted FSP FAS 115-2 and 124-2, applied in accordance with the Finance Agency guidance as further described below, effective January 1, 2009.

Beginning with the second quarter of 2009, consistent with the objectives in the Other Than Temporary Impairment Guidance, the FHLBanks formed an other-than-temporary impairment Governance Committee (the FHLBank System Other-than-Temporary Impairment Governance Committee) with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining other than temporary impairment for private-label MBS. The FHLBank System Other-than-Temporary Impairment Governance Committee charter was approved on June 11, 2009 and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

The Other Than Temporary Impairment Consistency Guidance is inapplicable to the Bank’s portfolio of private-label commercial MBS and certain private-label residential MBS, and so the Bank continues to select its modeling assumptions and run its cash flow analysis for such securities as it has done prior to the receipt of the guidance.

With respect to assessing the potential mitigation of projected credit losses through the application of existing credit insurance from third parties in the event of loss of contractual principal or interest, the Bank performs a qualitative assessment as to the ability of the respective insurer to cover such projected shortfall of principal or interest for the bond.  See Item 3-Quantitative and Qualitative Disclosures About Market Risk-Credit Risk-Investments for additional information related to third-party bond insurance.

In accordance with the Other Than Temporary Impairment Guidance, an FHLBank may engage another FHLBank to perform the cash flow analysis underlying its other than temporary impairment determination. Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks. With respect to such commonly-owned securities backed by Alt-A or prime collateral (of which there were 26 at June 30, 2009), the FHLBank of San Francisco performed the cash-flow analysis underlying the Bank’s other than temporary impairment determination.

In order to promote consistency in the application of the assumptions and implementation of the other than temporary impairment methodology, the FHLBanks have established control procedures whereby the FHLBanks that are performing cash flow analysis select a sample group of private-label MBS and each perform cash flow analyses on all such test MBS, using the assumptions approved by the FHLBank System Other-than-Temporary Impairment Governance Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

For the period ending June 30, 2009, the Bank has completed its other than temporary impairment analysis and made its impairment determination utilizing the key modeling assumptions approved by the FHLBank System Other-than-Temporary Impairment Governance Committee. The Bank has contracted with the FHLBank of San Francisco to perform cash flow analyses for its residential private-label MBS other than subprime private-label MBS and has contracted with the FHLBank of Chicago to perform cash flow analyses for its subprime private-label MBS. In the event that neither the FHLBank of San Francisco nor FHLBank of Chicago does not have the ability to model a particular MBS owned by the Bank, the Bank will project the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time.

Final Rule Regarding FHLBank Capital Classification and Critical Capital Levels

On August 4, 2009, the Finance Agency promulgated a final rule on capital classifications and critical capital levels for the FHLBanks which became effective on that same day. The Capital Rule adopted the interim final rule on capital classifications and critical capital levels for the FHLBanks (the Interim Capital Rule) with minor changes thereto. Accordingly, the Capital Rule essentially entails the same risks for the Bank as the Interim Capital Rule, which risks are described in each of Item 1A — Risk Factors - The Bank is Subject to a Complex Body of Laws and Regulations, Which Could Change in a Manner Detrimental to the Bank’s Operations and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Requirements in the Bank’s 2008 Annual Report on Form 10-K filed with the SEC on April 10, 2009.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Director of the Finance Agency within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification. The following describes each capital classification and its related corrective action requirements, if any.

•                  Adequately capitalized. An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements.

•                  Undercapitalized. An FHLBank is undercapitalized if it does not have sufficient permanent or total capital to meet one or more of its risk-based and minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as significantly undercapitalized or critically undercapitalized. An FHLBank classified as undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and not permit growth of its average total assets in any calendar quarter beyond the average total assets of the preceding quarter unless otherwise approved by the Director of the Finance Agency.

•                  Significantly undercapitalized. An FHLBank is significantly undercapitalized if either (i) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (ii) an undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. An FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the Finance Agency.

•                  Critically undercapitalized. An FHLBank is critically undercapitalized if either (i) the amount of total capital held by the FHLBank is less than two percent of the Bank’s total assets or (ii) a significantly undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. The Director of the Finance Agency may place an FHLBank in conservatorship or receivership. An FHLBank will be placed in mandatory receivership if (1) the assets of an FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not, been paying its debts on a regular basis. Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the Finance Agency unless an extension is granted and is subject to the Director of the Finance Agency review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

The Director of the Finance Agency has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director of the Finance Agency determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the FHLBank’s compliance with its risk-based and minimum capital requirements. Further, the Capital Rule provides the Director of the Finance Agency discretion to reclassify an FHLBank’s capital classification if the Director of the Finance Agency determines that:

•                  the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital;

•                  the value of collateral pledged to the FHLBank has decreased significantly;

•                  the value of property subject to mortgages owned by the FHLBank has decreased significantly;

•                  the FHLBank is in an unsafe and unsound condition following notice to the FHLBank and an informal hearing before the Director of the Finance Agency; or

•                  the FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings, or liquidity were found to be less than satisfactory during the most recent examination, and such deficiency has not been corrected.

Designation of Size and Composition of the Board of Directors for 2010.

On June 1, 2009, the Director of the Finance Agency determined that a 16-member board of directors will govern the Bank for 2010, comprised of nine member directorships (a reduction of one member directorship) and seven independent directorships. The allocation of these directorships by state is as follows:

State	Number of Elected Member Directorships 2010	Member Directors to be Elected in 2009

Connecticut	1	1
Maine	1	1
Massachusetts	3	2
New Hampshire	1	—
Rhode Island	2	—
Vermont	1	—

Total	9	4

	Number of Independent Directorships 2010	Independent Directors to be Elected in 2009

District Total	7	2

The Director of the Finance Agency annually determines the size of the board of directors for each FHLBank, with the designation of member directorships based on the number of shares of FHLBank stock required to be held by members in each state.

Proposed Financial Regulatory System Reorganization

On June 17, 2009, President Obama promulgated a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the U.S. Treasury and the U.S. Department of Housing and Urban Development to analyze the future of the FHLBanks, along with Fannie Mae and Freddie Mac, with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. The Bank is unable to predict what such recommendation may be and therefore is unable to predict an impact of President Obama’s proposal on the Bank.

Helping Families Save Their Homes Act of 2009

On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to buttress the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans.  Another provision extends through 2013 the temporary increase in federal deposit insurance coverage to $250,000 for banks, thrifts, and credit unions. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio. The extension of federal deposit insurance coverage could decrease demand for the Bank’s advances.

Proposed Regulation on the Reporting of Fraudulent Financial Instruments and Loans

On June 17, 2009, the Finance Agency promulgated a proposed regulation with a comment deadline of August 17, 2009, requiring Fannie Mae, Freddie Mac, and the FHLBanks to report to the Finance Agency any such entity’s sale or purchase of fraudulent financial assets and loans. As proposed, the regulation would impose requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. Under the proposed regulation, fraud and potential fraud are defined broadly, potentially creating significant reporting obligations.

Proposed Regulation for FHLBank Membership of Community Development Financial Institutions (CDFIs)

On May 15, 2009, the Finance Agency promulgated a proposed regulation with a comment deadline of July 14, 2009, for CDFI membership, setting forth proposed CDFI membership requirements. The newly eligible CDFIs would include community development loan funds, venture capital funds, and state chartered credit unions without federal deposit insurance.

Proposed Regulation on Executive Compensation

On June 5, 2009, the Finance Agency promulgated a proposed regulation with a comment deadline of August 4, 2009, regarding executive compensation for Fannie Mae, Freddie Mac, and the FHLBanks. If implemented as proposed, each FHLBank will be required to submit proposed compensation actions to the Finance Agency for prior review for certain executive positions. The Director of the Finance Agency will be required to prohibit FHLBanks from providing compensation that is not reasonable and comparable for the position based upon a review of relevant factors. Further, the proposed regulation has temporarily authorized the Director of the Finance Agency to approve, disapprove, or modify the executive compensation of Fannie Mae, Freddie Mac, and the FHLBanks from July 30, 2008, to December 31, 2009.

Proposed Regulation Regarding Golden Parachute and Indemnification Payments

On June 29, 2009, the Finance Agency promulgated a proposed regulation with comment deadline of July 29, 2009, setting forth the standards that the Finance Agency shall take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary effects of this proposed regulation are to better conform existing Finance Agency regulations on golden parachutes with FDIC rules and to further refine limitations on golden parachute payments to further limit such payments made by Fannie Mae, Freddie Mac, or an FHLBank that are assigned certain less than satisfactory composite Finance Agency examination ratings. It is unclear what impact this proposed regulation may have on the Bank.

Proposed Regulation Regarding Restructuring the Office of Finance

On August 4, 2009, the Finance Agency promulgated proposed regulation regarding the restructuring of the board of directors of the Office of Finance with a comment deadline of October 5, 2009. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by regulations of the Finance Agency. In its announcement the Finance Agency stated that its experience with the FHLBank system and with the combined financial reports prepared for the FHLBank system by the Office of Finance, during the recent period of market stress suggests that the Office of Finance and the FHLBank system could benefit from a reconstituted and strengthened board. The proposed regulation is intended to achieve that by: increasing the size of the board and having it comprised of the twelve FHLBank presidents and three-to-five independent directors; creating an audit committee; providing for the creation of other committees; and setting a method for electing independent directors along with setting qualification for these directors. Under the proposed rule, the audit committee would be charged with oversight of greater consistency in accounting policies and procedures by the FHLBanks which the Finance Agency has stated is intended to enhance the value of the combined financial reports of the Office of Finance.

Federal Reserve Board GSE Debt Purchase Initiative

On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. Through August 5, 2009, the Federal Reserve Bank of New York has purchased approximately $108.1 billion in such term debt, of which approximately $24.5 billion was FHLBank term debt. See Liquidity and Capital Resources in this item for a discussion of this initiative’s impact on the Bank.

Federal Reserve Board Amendment to Regulation D Concerning Interest on Excess Balances

On May 29, 2009, the Federal Reserve Board published a final rule amending Regulation D, effective July 2, 2009. The new rule amends the interim final rule published by the Federal Reserve Board on October 9, 2008, which deemed any excess balance held by a pass-through correspondent in the correspondent’s account, when the correspondent was not itself an eligible institution, to be held on behalf of the pass-through correspondent’s respondents. Further, the interim final rule permitted, but did not require, pass-through correspondents to pass back to their respondents the interest paid on balances held on behalf of respondents. Accordingly, the Bank had been earning interest at the targeted federal funds rate on all excess balances deposited with the Federal Reserve Bank of Boston. Under the new final rule, any excess balance in the account of a correspondent that is not an eligible institution will be attributable to the correspondent, and no earnings will be paid on the excess balance in that account. As a result, since July 2, 2009, the Bank has reduced its excess interest-bearing balances held at the Federal Reserve Bank of Boston, which had averaged $8.5 billion during the first six months of 2009, to zero. Moreover, we expect that this development will result in a substantial net reduction of total earning assets and financial leverage beyond the second quarter of 2009.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $1.1 trillion at June 30, 2009, and $1.3 trillion at December 31, 2008.

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

On May 15, 2009, Moody’s downgraded the FHLBank of Chicago’s subordinated debt to A2 with a stable outlook from Aa2.  On July 1, 2009, S&P removed FHLBank of Chicago’s senior long-term debt rating from negative watch and upgraded it to AA+ with a stable outlook from AA. On July 1, 2009, S&P removed FHLBank of Seattle’s senior long-term debt rating from negative watch and confirmed the rating at AA+ with a stable outlook.

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

The Bank closely monitors the financial condition of all members and housing associates by reviewing available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, Securities and Exchange Commission filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members’ regulatory examination reports. The Bank analyzes this information on a regular basis.

Throughout 2008 and continuing into the first half of 2009, the overall performance and financial condition of the Bank’s membership weakened as the broader economy deteriorated, leading to increases in delinquent and nonperforming loans, significant loan loss provisions, losses in investment securities portfolios, and the impact of increased deposit insurance premiums. The Bank’s membership reported an aggregate loss of $257.0 million for the three-month period ended March 31, 2009. This followed an aggregate net loss of $1.3 billion for 2008. Average nonperforming assets for depository institution members increased from 0.91 percent of total assets as of December 31, 2008 to 1.18 percent of assets as of March 31, 2009. The average ratio of tangible capital to assets among the membership increased from 8.09 percent as of December 31, 2008 to 9.23 percent as of March 31, 2009. Through the 20-month period ending July 31, 2009, there were no failures or defaults among the Bank’s membership. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member was to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member’s obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank’s results of operations and financial condition. Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-collateral status, or delivery-collateral status.

The Bank assigns members that it has determined are in good financial condition to blanket-lien status. Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member’s assets. This limit may be waived by the president of the Bank after considering factors such as the member’s credit rating, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of assets are placed in listing-collateral status or, if necessary, delivery-collateral status with the Bank. The Bank assigns members that it has determined are financially weak to delivery-collateral status. The Bank also assigns all insurance company members that have an NRSRO long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, and all housing associates to delivery-collateral status.

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

In order to mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, the Bank applies a discount to the book value or market value of pledged collateral to establish the lending value of the collateral to the Bank. Collateral that the Bank has determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. The Bank periodically analyzes the discounts applied to all eligible collateral types to verify that current discounts are sufficient to fully secure the Bank against losses in the event of a borrower default. The Bank’s agreements with its members and borrowers grant the Bank authority, in its sole discretion, to adjust the discounts applied to collateral at any time based on the Bank’s assessment of the member’s financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

The Bank generally requires all borrowing members and housing associates to execute a security agreement that grants the Bank a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property, U.S. federal, state, and municipal obligations, GSE securities, corporate debt obligations, commercial paper, funds placed in deposit accounts at the Bank, COs, such other items or property of the borrower that are offered to the Bank by the borrower as collateral, and all proceeds of all of the foregoing. In the case of insurance companies, in some instances the Bank establishes a specific lien instead of a blanket lien subject to the Bank’s receipt of additional safeguards from such members. The Bank protects its security interest in these assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. The Bank also requires that borrowers in blanket-lien and listing-collateral status submit to the Bank, on at least an annual basis, an audit opinion that confirms that the borrower is maintaining sufficient amounts of qualified collateral in accordance with the Bank’s policies. However, blanket-lien and listing-collateral status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank’s discretion, to submit such an audit opinion. Bank employees conduct onsite reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank’s eligibility requirements. The Bank may conduct an onsite collateral review at any time.

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

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member’s affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

Advances outstanding to borrowers in blanket-lien status at June 30, 2009, totaled $32.7 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $65.7 billion as of June 30, 2009. Of this total, $7.0 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $2.1 billion of securities are held by borrowers’ securities corporations, and $19.0 billion of residential mortgage loans have been pledged by borrowers’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at June 30, 2009, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of June 30, 2009

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral (1)	Ratio of Collateral to Advances

Listing-collateral status	25	$7,932,655	$12,473,225	157.2%
Delivery-collateral status	22	500,695	810,039	161.8

Total par value	47	$8,433,350	$13,283,264	157.5%

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

The Bank allows depository institution borrowers in blanket-lien status to pledge owner-occupied one- to four-family mortgage loans to the Bank under a blanket pledge without specific loan-level information. The Bank requires borrowers in blanket-lien status to provide a listing of all other loan collateral pledged to the Bank. Borrowers in listing-collateral status must provide a listing of all loan collateral that they pledge to the Bank. All securities pledged as collateral by all borrowers must be delivered to the Bank or to a Bank-approved third-party custodian. Depository institution borrowers in delivery-collateral status, all insurance company borrowers, and all housing associate borrowers must deliver all loan and securities collateral to the Bank or a Bank-approved third-party custodian.

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

Collateral by Pledge Type

As of June 30, 2009

(dollars in thousands)

Amount of Collateral

Collateral pledged under blanket lien	$53,813,523
Collateral specifically listed and identified	8,558,980
Collateral delivered to the Bank	19,477,757

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk — Investments. The Bank is also subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At June 30, 2009, the Bank’s unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $3.8 billion to 11 counterparties and issuers, of which $1.6 billion was for certificates of deposit, $1.4 billion was for federal funds sold, and $742.6 million was for debentures. As of June 30, 2009, there were four counterparties or issuers that individually accounted for more than 10 percent of the Bank’s total unsecured credit exposure of $3.8 billion. These counterparties accounted for a total of 54.0 percent of total unsecured credit exposure.

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

Credit ratings on these investments as of June 30, 2009, are provided in the following table.

Credit Ratings of Investments at Carrying Value

As of June 30, 2009

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B

Money-market instruments (2):
Interest-bearing deposits	$18,886,529	$—	$—	$—	$—
Certificates of deposit	—	950,000	675,000	—	—
Federal funds sold	—	—	1,400,000	—	—
Securities purchased under agreements to resell	—	—	2,000,000	—	—

Investment securities:
U.S. agency obligations	35,041	—	—	—	—
U.S. government corporations	218,880	—	—	—	—
Government-sponsored enterprises	97,828	—	—	—	—
Supranational banks	376,560	—	—	—	—
State or local housing-finance-agency obligations	30,274	180,448	605	56,198	—
GSE MBS	4,647,078	—	—	—	—
Private-label MBS	475,664	209,944	178,778	215,416	1,440,485
ABS backed by home-equity loans	20,468	3,042	5,220	956	1,784

Total investments	$24,788,322	$1,343,434	$4,259,603	$272,570	$1,442,269

(1)          Ratings are obtained from Moody’s, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.

(2)          The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank’s below investment grade securities as of June 30, 2009 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value

As of June 30, 2009

(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade

Private-label MBS	$319,718	$535,020	$506,711	$77,153	$1,883	$1,440,485
ABS backed by home-equity loans	1,784	—	—	—	—	1,784

Total	$321,502	$535,020	$506,711	$77,153	$1,883	$1,442,269

Of the Bank’s $8.6 billion in par value of MBS and ABS investments at June 30, 2009, $3.9 billion in par value are private-label MBS. Of this amount, $3.2 billion in par value are securities backed primarily by Alt-A loans, while $655.4 million in par value are backed primarily by prime loans. Only $33.2 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the FHLBank System-wide modeling assumptions promulgated under the Finance Agency Other than Temporary Impairment Consulting Guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform theses analyses, assesses eight bonds owned by the Bank to have collateral that is Alt-A in nature, while that same collateral is held as Prime by S&P. Accordingly, these bonds have been modeled at the more punitive credit assumptions applied to Alt-A collateral. Two of these bonds, with a total par value of $60.7 million as of June 30, 2009, were deemed to be other than temporarily impaired as of June 30, 2009. These bonds are reported as Prime in the various tables. In addition, five prime collateral bonds, holding $43.4 million in par value as of June 30, 2009, were viewed as Alt-A under certain credit performance thresholds outlined in the FHLBank System-wide modeling assumptions promulgated under the Finance Agency Other than Temporary Impairment Consulting Guidance. One of these bonds, with a total par value of $27.6 million, was deemed to be other than temporarily impaired as of June 30, 2009. It likewise is classified as Prime in the various tables. The Bank does not hold any collateralized debt obligations.

The following table stratifies the Bank’s private-label MBS by credit rating.

Credit Ratings of Private-Label MBS at Amortized Cost

As of June 30, 2009

(dollars in thousands)

Investment Grade	Amortized Cost	Net Unrealized Losses	Weighted Average Collateral Delinquency % (1)
Home equity loans:
Subprime AAA	$20,468	$(9,541)	25.99%
Subprime AA	3,042	(1,330)	32.36
Subprime A	5,220	(1,234)	23.47
Subprime BBB	1,248	(716)	21.97
Subprime BB	2,746	(1,237)	27.47

Total home equity loans	32,724	(14,058)	26.17

Private-label residential MBS:
Prime AAA	192,037	(46,820)	6.13
Prime AA	21,861	(5,669)	11.76
Prime A	48,771	(4,828)	5.08
Prime BBB	10,544	(5,544)	30.67
Prime BB	183,848	(45,100)	10.38
Prime B	57,063	(17,049)	13.27
Alt-A AAA	154,849	(48,361)	23.37
Alt-A AA	213,234	(98,448)	23.19
Alt-A A	135,157	(53,008)	34.12
Alt-A BBB	245,444	(122,039)	34.61
Alt-A BB	250,641	(117,717)	39.67
Alt-A B	850,863	(453,874)	39.79
Alt-A CCC	996,419	(522,216)	44.15
Alt-A CC	148,332	(69,335)	47.84
Alt-A D	1,365	—	44.53

Total private-label residential MBS	3,510,428	(1,610,008)	35.07

Private-label commercial MBS:
Prime AAA	137,958	(13,332)	2.68

Total private-label MBS	$3,681,110	$(1,637,398)	33.85%

(1)          Represents loans that are 60 days or more delinquent.

The following two tables provide a summary of credit ratings downgrades that have occurred during the period from July 1, 2009, through August 7, 2009, for the Bank’s private-label MBS.

Private-Label MBS Ratings Downgrades

During the Period from July 1, 2009, through August 7, 2009

(dollars in thousands)

	To AA		To A		To BBB		To Below Investment Grade		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Downgraded from AAA
Private-label residential MBS	$39,199	$30,589	$8,581	$7,702	$—	$—	$—	$—	$47,780	$38,291

Downgraded from AA
Private-label residential MBS			20,811	11,246	—	—	31,816	33,407	52,627	44,653

Downgraded from A
Home equity loans					—	—	5,220	3,987	5,220	3,987

Downgraded from BBB
Private-label residential MBS							13,082	13,082	13,082	13,082

Total	$39,199	$30,589	$29,392	$18,948	$—	$—	$50,118	$50,476	$118,709	$100,013

The following table summarizes the Bank’s below investment grade downgrades.

Private-Label MBS Ratings Downgrades

For Below Investment Grade Investments

During the Period from July 1, 2009, through August 7, 2009

(dollars in thousands)

	To B		To CCC		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Downgraded from AA
Private-label residential MBS	$—	$—	$31,816	$33,407	$31,816	$33,407

Downgraded from A
Home equity loans	5,220	3,987	—	—	5,220	3,987

Downgraded from BBB
Private-label residential MBS	—	—	13,082	13,082	13,082	13,082

Total	$5,220	$3,987	$44,898	$46,489	$50,118	$50,476

Investment Securities

Downgraded and/or Placed on Negative Watch

from July 1, 2009 through August 7, 2009

(dollars in thousands)

	Based on Amortized Cost as of June 30, 2009
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch

Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade	$69,823	$—	$—
Percentage of total private-label residential MBS	1.99%	—%	—%

Home equity loan investments:
Amount of home equity loan investments rated below investment grade	$5,220	$—	$—
Percentage of total home equity loan investments	15.95%	—%	—%

Total private-label residential MBS and home equity loan investments:
Amount of total private-label residential MBS and home equity loan investments rated below investment grade	$75,043	$—	$—
Percentage of total private-label MBS	2.04%	—%	—%

The following table stratifies the Bank’s private-label MBS by collateral type at June 30, 2009, and December 31, 2008.

Characteristics of Private-Label MBS by Type of Collateral

Par Values as of June 30, 2009, and December 31, 2008

(dollars in thousands)

	June 30, 2009			December 31, 2008
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$24,853	$492,480	$517,333	$38,662	$563,229	$601,891
Alt-A	93,649	3,133,532	3,227,181	121,315	3,471,077	3,592,392
Total private-label residential MBS	118,502	3,626,012	3,744,514	159,977	4,034,306	4,194,283

Private-label commercial MBS
Prime	138,036	—	138,036	144,311	—	144,311

Home equity loans
Prime	—	—	—	—	4,341	4,341
Subprime	17,332	15,838	33,170	16,495	18,717	35,212
Total home equity loans	17,332	15,838	33,170	16,495	23,058	39,553

Total par value of private-label MBS	$273,870	$3,641,850	$3,915,720	$320,783	$4,057,364	$4,378,147

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of June 30, 2009, are stratified by year of issuance of the security, including private-label commercial MBS.

Par Value of Private-Label MBS and

Home Equity Loan Investments by Year of Securitization

At June 30, 2009

(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2008	$—	$—	$—	$—	$—	$—
2007	—	—	—	—	145,794	145,794
2006	—	—	45,513	—	27,616	73,129
2005	17,089	4,580	—	—	60,276	81,945
2004 and prior	175,042	17,189	3,258	10,544	10,432	216,465
Total residential MBS prime	192,131	21,769	48,771	10,544	244,118	517,333

Alt-A
2008	—	—	—	—	—	—
2007	34,006	—	8,723	70,294	804,164	917,187
2006	15,736	8,418	20,951	21,555	1,314,300	1,380,960
2005	81,889	170,569	83,834	151,935	351,063	839,290
2004 and prior	23,223	35,500	21,708	9,313	—	89,744
Total residential MBS Alt-A	154,854	214,487	135,216	253,097	2,469,527	3,227,181

Total private-label residential MBS	346,985	236,256	183,987	263,641	2,713,645	3,744,514

Home equity loans
Subprime
2004 and prior	20,468	3,042	5,220	1,248	3,192	33,170

Private-label commercial MBS
Prime
2003 and prior	138,036	—	—	—	—	138,036

Total prime	330,167	21,769	48,771	10,544	244,118	655,369

Total Alt-A	154,854	214,487	135,216	253,097	2,469,527	3,227,181

Total subprime	20,468	3,042	5,220	1,248	3,192	33,170

Total private-label MBS	$505,489	$239,298	$189,207	$264,889	$2,716,837	$3,915,720

The following table provides additional information related to the Bank’s below investment grade MBS as shown in the table above.

Par Value of Private-Label MBS and

Home Equity Loan Investments by Year of Securitization

For Securities Rated Below Investment Grade

At June 30, 2009

(dollars in thousands)

	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade
Private-label residential MBS
Prime
2007	$124,965	$20,829	$—	$—	$—	$145,794
2006	—	27,616	—	—	—	27,616
2005	50,288	9,988	—	—	—	60,276
2004 and prior	10,407	25	—	—	—	10,432
Total residential MBS prime	185,660	58,458	—	—	—	244,118

Alt-A
2007	120,113	214,232	421,170	48,649	—	804,164
2006	69,656	464,947	640,165	137,638	1,894	1,314,300
2005	79,276	210,337	61,450	—	—	351,063
Total residential MBS Alt-A	269,045	889,516	1,122,785	186,287	1,894	2,469,527

Total private-label residential MBS	454,705	947,974	1,122,785	186,287	1,894	2,713,645

Home equity loans
Subprime
2004 and prior	3,192	—	—	—	—	3,192

Total private-label MBS	$457,897	$947,974	$1,122,785	$186,287	$1,894	$2,716,837

The following table stratifies the Bank’s private-label MBS by fair value as a percent of par value through June 30, 2009.

Fair Value as a Percent of Par Value by Year of Securitization

	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
Private-label residential MBS
Prime
2007	82%	82%	79%	92%	92%
2006	81	74	82	92	97
2005	58	52	54	81	89
2004	66	66	68	87	91
2003 and prior	82	84	81	93	97
Total prime	75	74	74	90	94

Alt-A
2007	46	46	52	68	75
2006	43	43	47	63	71
2005	52	50	54	73	81
2004	54	52	53	76	87
2003 and prior	79	80	79	91	91
Total Alt-A	47	46	51	67	75

Total private-label residential MBS	51%	50%	54%	71%	78%

Home equity loans
Subprime
2004	76	75	77	77	78
2003 and prior	53	55	71	84	89
Total subprime	56	58	72	83	87

Private-label commercial MBS
Prime
2003 and prior	90%	84%	83%	96%	98%

Total prime	78%	76%	76%	91%	95%

Total Alt-A	47%	46%	51%	67%	75%

Total subprime	56%	58%	72%	83%	87%

Total private-label MBS	52%	51%	55%	72%	79%

The following table shows the summary credit enhancements associated with the Bank’s residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of June 30, 2009, reflect the percentage of subordinated class outstanding balance as of June 30, 2009, to the Bank’s senior class holding outstanding balances as of June 30, 2009, weighted by the par value of the Bank’s respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of June 30, 2009, are indicative of the ability of subordinated classes to absorb loan collateral, lost principal, and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank’s credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank’s investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of June 30, 2009

(dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Weighted Average Market Price	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support	Weighted Average Collateral Delinquency (1)
Private-label residential MBS:
Prime
2008	$—	$—	$—	—%	—%	—%	—%	—%
2007	145,794	144,833	120,231	82.47	10.56	11.62	5.08	6.55
2006	73,129	71,754	59,087	80.80	11.16	12.55	9.42	8.20
2005	81,945	81,128	47,503	57.97	20.93	23.75	11.96	8.20
2004 and prior	216,465	216,408	162,292	74.97	6.90	15.13	4.48	8.71
Total prime	517,333	514,123	389,113	75.22	10.76	15.14	4.48	9.10

Alt-A
2008	—	—	—	—	—	—	—	—
2007	917,187	828,689	424,591	46.29	25.40	22.99	2.75	44.41
2006	1,380,960	1,257,754	598,340	43.33	26.84	24.97	—	44.28
2005	839,290	820,119	436,097	51.96	26.76	30.64	10.04	27.67
2004 and prior	89,744	89,743	54,013	60.19	12.22	22.49	7.33	16.73
Total Alt-A	3,227,181	2,996,305	1,513,041	46.88	26.00	25.81	—	39.23

Total private-label residential MBS	3,744,514	3,510,428	1,902,154	50.80	23.90	24.34	—	35.07

Home equity loans:
Subprime
2004 and prior	33,170	32,724	18,666	56.27	9.27	40.56	—	26.17

Private-label commercial MBS
Prime
2004 and prior	138,036	137,958	124,625	90.28	21.33	26.18	13.94	2.68

Total prime	655,369	652,081	513,738	78.39	12.99	17.46	4.48	7.75

Total Alt-A	3,227,181	2,996,305	1,513,041	46.88	26.00	25.81	—	39.23

Total subprime	33,170	32,724	18,666	56.27	9.27	40.56	—	26.17

Total private-label MBS	$3,915,720	$3,681,110	$2,045,445	52.24%	23.68%	24.54%	—%	33.85%

(1)          Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position

As of June 30, 2009

(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	June 30, 2009 % AAA	August 7, 2009 % AAA	August 7, 2009 % Investment Grade	August 7, 2009 % Below Investment Grade	August 7, 2009 % Watch List
Private-label residential MBS backed by:

Prime first lien	$517,333	$514,123	$(125,010)	9.10%	37.1%	30.1%	52.8%	47.2%	—%
Alt-A option ARM	1,144,055	1,110,914	(635,854)	39.77	0.2	0.2	27.3	72.7	—
Alt-A other	2,047,566	1,855,793	(849,144)	38.81	7.5	6.5	18.2	81.8	—

Total private-label residential MBS	3,708,954	3,480,830	(1,610,008)	34.96	9.4	7.82	25.8	74.2	—

Private-label commercial MBS backed by:

Prime first lien	138,036	137,958	(13,332)	2.68	100.0	100.0	100.0	—	—

Home equity loans backed by:

Subprime first lien	33,170	32,724	(14,058)	26.17	61.7	61.7	74.6	25.4	40.1

Total private-label MBS	$3,880,160	$3,651,512	$(1,637,398)	33.74%	13.0%	11.6%	28.9%	71.1%	0.3%

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance of Private-Label Mortgage-Backed Securities and

Home Equity Loan Investments: Credit Ratings and Outlook

As of August 7, 2009

	Moody’s		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook

AMBAC Assurance Corporation	Caa2	Developing	CC	Negative	Not Rated	Not Rated
Financial Security Assurance, Inc.	Aa3	Review for possible downgrade	AAA	Negative	AA+	Negative Watch
MBIA Insurance Corporation	B3	Negative	BBB	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	R		Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC) (1)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

(1)          On March 24, 2009 Moody’s downgraded FGIC to Caa3 and simultaneously withdrew its rating of FGIC in accordance with its business policy on withdrawing ratings. On April 22, 2009 S&P downgraded FGIC to double-C and simultaneously withdrew its rating of FGIC. Fitch had earlier, specifically on November 24, 2008, withdrawn its rating of FGIC.

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank’s private-label MBS and ABS as of June 30, 2009.

Geographic Concentration of Private-Label Mortgage-and Asset-Backed Securities

June 30, 2009

State concentration
California	39.6%
Florida	12.6
New York	4.3
Arizona	4.1
Nevada	4.1
All Other	35.3

100.0%

Metropolitan Statistical Area
Los Angeles — Long Beach, CA	9.5%
Washington, D.C.-MD-VA-WV	5.6
Riverside — San Bernardino, CA	4.4
San Diego, CA	4.0
Orange County, CA	4.0
All Other	72.5

100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

In 2008 and through the second quarter of 2009, delinquency and foreclosure rates for subprime and Alt-A mortgages increased significantly nationwide, a trend that has continued through the date of this report and may continue through 2009. Moreover, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by subprime and Alt-A mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

Prices of many of the Bank’s private-label MBS continued to be depressed for the six months ended June 30, 2009, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid beginning in late February and March 2008. This illiquidity has increased the amount of management judgment required to value its private-label MBS. The following graph demonstrates how average prices changed with respect to various asset classes in the Bank’s MBS portfolio during the six months ended June 30, 2009:

Average Month end MBS Prices by Category

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

Home Equity Loan Investments by Year of Securitization

At June 30, 2009

(dollars in thousands)

	AMBAC Assurance Corp		Financial Security Assurance Inc		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2008	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2007	97,832	(38,884)	34,006	(6,006)	—	—	—	—	—	—
2006	19,346	(11,425)	—	—	—	—	—	—	—	—
2005	40,251	(16,159)	—	—	—	—	—	—	—	—
2004 and prior	1,971	(219)	—	—	—	—	—	—	—	—
Total Alt-A	159,400	(66,687)	34,006	(6,006)	—	—	—	—	—	—

Subprime
2004 and prior	2,743	(962)	7,474	(3,433)	16,485	(7,713)	5,220	(1,234)	1,248	(716)

Total private-label MBS	$162,143	$(67,649)	$41,480	$(9,439)	$16,485	$(7,713)	$5,220	$(1,234)	$1,248	$(716)

For the Bank’s other-than-temporary impairment analysis as of June 30, 2009, the Bank has determined the following related to the third-party bond insurance:

•                  HFA bonds. None of the Bank’s investments in HFA bonds were reliant upon a third-party bond insurer for purposes of returning contractual payment of principal and interest.

•                  MBS/ABS insured by Financial Security Assurance, Inc., Financial Guaranty Insurance Company, MBIA Insurance Corp., and Syncora Guarantee Inc. The Bank has determined that none of these investments were reliant upon the third-party bond insurer for purposes of returning contractual payment of principal and interest. However two subprime MBS insured through Financial Guaranty Insurance Company were deemed to be other-than-temporarily impaired at December 31, 2008, due to qualitative reasons not related to expected loss of principal or interest, as discussed in the Bank’s 2008 Annual Report on Form 10-K. Both bonds continue to show no loss of principal or interest when modeled without the third-party bond insurance, and no impairment charge has been recorded to date on the two securities.

•                  MBS/ABS insured by Ambac Assurance Corp. For any bond that demonstrated a loss of principal or interest when cash flows were modeled without the third-party bond insurance, no reliance was placed on the third-party bond insurer and the bond was deemed to be other-than-temporarily impaired because the Bank has determined that the financial condition of this insurer is not sufficiently stable.

The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of June 30, 2009.

HFA Investments Insured by Financial Guarantors

Amortized Cost as of June 30, 2009

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody’s/S&P) As of August 7, 2009	HFA Bonds

Ambac Assurance Corp. (1)	wd/Caa2/CC	$29,323
Financial Security Assurance, Inc.	AA+*/Aa3*/AAA	123,908
National Public Finance Guarantee (formerly MBIA Insurance Corp. of Illinois (2)	NR/Baa1/A	52,480

Total		$205,711

*                  Rating is on review for possible downgrade / on Credit Watch Negative

(1)   Fitch rating has been withdrawn.

(2)   The existing domestic public finance portfolio of MBIA Insurance Corp. was transferred to MBIA Insurance Corp of Illinois on February 18, 2009, which subsequently changed its name to National Public Finance Guarantee.

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $1.3 million and $350,000 at June 30, 2009, and December 31, 2008, respectively. As of June 30, 2009, nonaccrual loans amounted to $31.8 million and consisted of 319 loans out of a total of approximately 40,600 loans. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information regarding the Bank’s delinquent loans. The Bank had no charge-offs related to mortgage loans foreclosed upon during the first six months of 2009.

The Bank is exposed to credit risk from mortgage insurance (MI) companies that provide credit enhancement in place of the PFI, as well as primary MI coverage on individual loans. As of June 30, 2009, the Bank was the beneficiary of primary MI coverage on $243.2 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance coverage on mortgage pools with a total unpaid principal balance of $51.8 million. Eight MI companies provide all of the coverage under these policies.

As of August 7, 2009, all of these MI companies have been downgraded to a rating lower than double-A minus (or its equivalent) by at least one NRSRO, citing poor results for 2008 and the continued deterioration in key variables that influence claims for MI. The table below shows the ratings of these companies as of August 7, 2009.

The Bank has analyzed its potential loss exposure to all of the MI companies and does not expect incremental losses due to these rating actions. This expectation is based on the credit enhancement features of the Bank’s master commitments (exclusive of MI), the underwriting characteristics of the loans that back the Bank’s master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The following table shows MI companies as of June 30, 2009.

Mortgage-Insurance Companies That Provide MI Coverage

(dollars in thousands)

	Mortgage-Insurance	As of June 30, 2009
Mortgage Insurance Company	Company Ratings (Fitch/Moody’s/S&P) As of August 7, 2009	Balance of Loans with Primary MI	Primary MI	Supplementary MI	MI Coverage	Percent of Total MI Coverage

Mortgage Guaranty Insurance Corporation	BBB-/Ba2/BB	$70,261	$15,124	$—	$15,124	28.5%

Genworth Mortgage Insurance Corporation	NR/Baa2/BBB+	61,839	14,323	—	14,323	27.0

CMG Mortgage Insurance Company	A+/NR/BBB+	26,294	6,085	—	6,085	11.5

PMI Mortgage Insurance Company	NR/Ba3/BB-	24,938	5,153	—	5,153	9.7

United Guaranty Residential Insurance Corporation	BBB/A3/BBB+	20,221	4,327	—	4,327	8.2

Radian Guaranty Incorporated	NR/Ba3/BB-	17,504	3,214	—	3,214	6.1

Republic Mortgage Insurance Company	BBB/Baa2/A-	15,815	3,106	563	3,669	6.9

Triad Guaranty Insurance Corporation	NR/NR/NR	6,279	1,130	—	1,130	2.1

		$243,151	$52,462	$563	$53,025	100.0%

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody’s. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of June 30, 2009.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (4)	Net Exposure after Collateral
As of June 30, 2009
Interest-rate-exchange agreements: (1)
Double-A	$6,948,268	6	$22,376	$22,376
Single-A	22,794,023	9	1,186	1,186
Total interest-rate-exchange agreements	29,742,291	15	23,562	23,562
Mortgage-loan-purchase commitments (3)	7,349	—	20	—

Total derivatives	$29,749,640	15	$23,582	$23,562

As of December 31, 2008
Interest-rate-exchange agreements: (1)
Double-A	$10,829,574	7	$19,201	$19,201
Single-A	19,943,389	10	9,730	9,730
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,782,963	18	28,931	28,931
Mortgage-loan-purchase commitments (3)	32,672	—	4	—
Forward contracts	10,000	1	—	—

Total derivatives	$30,825,635	19	$28,935	$28,931

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

As of June 30, 2009, and December 31, 2008, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	June 30, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$6,146,148	20.7%
Bank of America, N.A	4,083,765	13.7
Barclays Bank PLC	3,059,777	10.3
UBS AG	3,059,305	10.3
JP Morgan Chase Bank	3,057,158	10.3

	December 31, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$4,914,103	16.0%
Barclays Bank PLC	3,806,575	12.4
Credit Suisse First Boston International	3,373,005	11.0
Bank of America, N.A	3,083,587	10.0

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

Contingent Credit Risk — Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state-housing finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agencies’ unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $354.6 million at June 30, 2009, of which $349.2 million were to one housing finance agency. All of the bonds underlying the $349.2 million commitments to this one housing finance agency maintain standalone ratings of triple-A from two rating agencies, even though some are backed by AMBAC Assurance Corporation which has been downgraded below triple-A. The bonds underlying the $5.4 million to the other housing finance agency are split-rated triple-A- negative watch /Aa3, which reflects the ratings of the bonds’ financial guarantor, Financial Security Assurance, Inc.

Market and Interest-Rate Risk

Sources of Market and Interest-Rate Risk

The Bank’s balance sheet is a collection of different portfolios that require different types of market and interest-rate-risk management strategies. The majority of the Bank’s balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on the Bank.

However, those assets and liabilities with embedded options, particularly the Bank’s mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, its portfolio of MBS and ABS, and its portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave the Bank with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on the Bank the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest-rate spread generated by the assets.

Further, moves in yield curves associated with the Bank’s assets and liabilities that are not symmetrical create risks that change individual portfolio or instrument valuation or change in projected income will not be equally offset by a similar move in the associated funding or investment.

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

The Bank also faces options risk, particularly in its portfolios of advances, mortgage loans, MBS, and HFA bonds. When a borrower prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. In the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to redeem their obligations prior to maturity without penalty, potentially requiring the Bank to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing the Bank to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing the Bank to have to refinance the assets at higher cost. This right of redemption is effectively a call option that the Bank has written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain MBS and limit the amount by which asset coupons may increase.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At June 30, 2009, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements amounted to $9.8 billion, compared with $11.8 billion at December 31, 2008. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements amounted to $3.3 billion and $3.0 billion at June 30, 2009, and December 31, 2008, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, state or local housing finance agencies, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At June 30, 2009, and December 31, 2008, this portfolio had an amortized cost of $812.9 million and $1.0 billion, respectively.

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

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank’s option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and non-callable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks. Through the first half of 2009, the Bank has economically benefited as a result of increased debt call activity combined with muted associated mortgage refinancing activity. This beneficial trend is likely to moderate going forward.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At June 30, 2009, the Bank had no receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of June 30, 2009, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $11.0 billion, or 35.8 percent of the Bank’s total outstanding CO bonds at June 30, 2009, down from $15.5 billion, or 46.4 percent of total outstanding CO bonds, at December 31, 2008. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $4.1 billion, or 9.7 percent of the Bank’s total outstanding CO discount notes, at June 30, 2009. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $249.4 million, or 0.6 percent of the Bank’s total outstanding CO discount notes, at December 31, 2008. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s VaR calculations, but that is not reflected in hedge ineffectiveness as measured in accordance with SFAS 133, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

The ratio of the MVE to the BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. At June 30, 2009, the Bank’s MVE was $2.2 billion and its BVE was $3.9 billion. At December 31, 2008, the Bank’s MVE was $1.8 billion and its BVE was $3.7 billion. The Bank’s ratio of MVE to BVE was 56.3 percent at June 30, 2009, up from 48.3 percent at December 31, 2008. Drivers for the improvement in the Bank’s MVE to BVE ratio since December 31, 2008 include, but are not limited to:

•                  Improvements in the prices associated with the Bank’s private-label MBS;

•                  Other-than-temporary impairment charges taken on certain private-label MBS at March 31, 2009, and June 30, 2009, which serve to reduce the BVE on a lagged basis from the impact on the MVE due to declines in private-label MBS previously observed; and

•                  A steepening in the slope of the swap curve since December 31, 2008, which portends higher forward rates and serves to increase the value of the Bank’s pay fixed swaps used to hedge adverse movements in the valuation of its fixed-rate advances.

Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario’s likelihood.

Value at risk (VaR) is defined to equal the ninety-ninth percentile potential reduction in MVE based on a set of stress scenarios based on historical interest rate and volatility movements that have been observed over six-month intervals starting at the most recent monthend and going back monthly to the beginning of 1978. This approach is useful in establishing risk-tolerance limits and is commonly used in asset/liability management; however, it does not imply a forecast of future interest-rate behavior. The Bank’s risk-management policy requires that VaR not exceed $190 million, such VaR limit having been adopted during the reporting period covered by this report. The prior VaR limit required that VaR not exceed the latest quarterend dividend-adjusted level of retained earnings plus the Bank’s most recent quarterly estimate of net income over the next six months.

The table below presents the historical simulation VaR estimate as of June 30, 2009, and December 31, 2008, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	June 30, 2009		December 31, 2008
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million

50%	(0.36)%	$(8.0)	(0.18)%	$(3.2)
75%	1.66	37.0	0.84	14.8
95%	4.34	96.5	2.52	44.6
99%	6.37	141.8	5.05	84.6

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $57.2 million to $141.8 million as of June 30, 2009, from $84.6 million as of December 31, 2008.

The primary driver behind the increase in VaR from December 31, 2008, was disparate shifts in duration between the Bank’s assets and liabilities, inclusive of associated off-balance sheet instruments. While the Bank seeks to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank’s MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A positive duration of equity indicates that the Bank’s MVE depreciates in increasing-rate scenarios, and the converse holds true for declining-rate environments. As of June 30, 2009, the Bank’s duration of equity was +3.3 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate increasing-rate environments.

The reversal to a positive duration of equity from the prior quarter reflects nonparallel moves in the two curves that primarily impact the Bank’s valuation: the swap and FHLB debt curves. Over the quarter ending June 30, 2009, the swap curve steepened, i.e., longer-term rates rose faster than short-term rates,  at a greater pace than the Bank’s funding curve, reflecting market concerns over future inflation risks  As a result of this asymmetrical steepening in curves, the Bank’s asset duration lengthened more than its liabilities due primarily to an attendant reduction in projected mortgage prepayments; this latter factor effectively extends the expected life of the Bank’s mortgage loans as borrowers are projected to be less likely to voluntarily prepay their loans in the face of higher mortgage rates.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity (with an assumption of no prepayment-fee income or related hedge or debt-retirement expense) under these scenarios. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for June 30, 2009, showed that in the worst-case scenario, the Bank’s return on equity would fall to 38 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of June 30, 2009.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$4,431,161	$5,517,232	$3,353,237
Less: Contractual uses of funds	(4,475,327)	(6,194,189)	(4,956,945)
Equals: Net cash flow	(44,166)	(676,957)	(1,603,708)

Less: Cumulative contingent obligations	(7,927,801)	(13,480,816)	(17,337,199)
Equals: Net structural liquidity	(7,971,967)	(14,157,773)	(18,940,907)

Available borrowing capacity	$48,384,548	$54,139,006	$58,846,776

Ratio of available borrowing capacity to net structural liquidity need	6.07	3.82	3.11
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of June 30, 2009, and December 31, 2008, the Bank held a surplus of $9.3 billion and $10.7 billion, respectively, of liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. As of June 30, 2009, the Bank’s contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$3,401,203
Less: contractual uses of funds	(18,094,339)
Equals: net cash flow	(14,693,136)

Contingency borrowing capacity (exclusive of CO debt issuance)	24,036,932

Net contingency borrowing capacity	$9,343,796

In addition, on March 6, 2009, the Finance Agency provided guidance requiring the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank’s anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. The Bank was in compliance with the requirements of both scenarios at June 30, 2009.

The Bank also has contingent liquidity through a lending agreement the Bank entered into in 2008 with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, which is more fully described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity in the Bank’s Annual Report on Form 10-K filed with the SEC on April 10, 2009. The GSECF is a lending facility that is an additional source of liquidity for the FHLBanks, Freddie Mac, and Fannie Mae. Funding thereunder would be provided directly by the U.S. Treasury in exchange for eligible collateral, which is limited to guaranteed MBS issued by Freddie Mac and Fannie Mae as well as advances by the Bank to its members. Loans will be for short-term durations and no loans will be made with a maturity date beyond December 31, 2009. Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral. As of June 30, 2009, the Bank had not drawn on the GSECF.

Additional information regarding liquidity is provided in Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank’s regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. For the six months ended June 30, 2009, in order to balance the need to maintain compliance with these regulatory requirements against the need to adequately lever shareholder equity to provide an efficient return to shareholders, the Bank maintained its ratio of total capital to total assets between 4.0 percent and 5.5 percent measured at the end of each calendar month. On July 24, 2009, the Bank’s board of directors increased the upper bound of this range to 7.5 percent in light of the recent decline in advances, the Federal Reserve Board’s July 2, 2009 implementation of amendments to Regulation D, as discussed above, that will prohibit earnings on our deposits with the Federal Reserve Banks, and the fact that the Bank continues to maintain a moratorium on the repurchase of excess capital stock shares. Leverage limits are included in the Banks board-approved risk-management policy and ratios are reported to the board of directors monthly.

The Bank’s ratio of unweighted total regulatory capital to assets was 5.1 percent at June 30, 2009. If the Bank experiences significant losses due to other-than-temporary impairments of investment securities, the Bank might fail to comply with its minimum required ratio of total regulatory capital to total assets. In such a scenario the Bank would be subject to the Capital Rule’s capital restoration plan requirements, and be prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and either repurchasing or redeeming the Bank’s stock.

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

Changes in Internal Control Over Financial Reporting

There has been a significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting. As described in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments in accordance with the Other-Than-Temporary Impairment Consistency Guidance, the Bank participates in the FHLB System Other-Than-Temporary Impairment Governance Committee which reviews and approves key modeling assumptions, inputs and methodologies  used in making the Bank’s determinations of other-than-temporary impairment for its residential, private-label MBS and have implemented a testing process with the other FHLBanks to establish consistency within the other than temporary impairment  cash flow models utilized. The Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS and has contracted with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. These modeling assumptions, inputs and methodologies are material to the determination of other-than-temporary impairment and, in turn, material to the Bank’s internal control over financial reporting. Accordingly, management reviewed the assumptions approved by the FHLB System Other-Than-Temporary Impairment Governance Committee and determined that they were reasonable and tested the results of the FHLBank of San Francisco and the FHLBank of Chicago’s cash flow modeling based on the Bank’s internal modeling to ensure that these results are reasonable. Based on these reviews and tests, management has concluded that these changes did not diminish the Bank’s internal control over financial reporting. There were no other changes in the Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the risk factors provided below and other risks described herein, readers should carefully consider the risk factors set forth in the Bank’s Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 10, 2009, which could materially affect the Bank’s business, financial condition, or future results. The risks described below, elsewhere in this report, and in the Bank’s 2008 Annual Report on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The Bank is Subject to Increased Credit Risk Exposures Related to Subprime and Alt-A Mortgage Loans that Back its MBS Investments, and Any Increased Delinquency Rates and Credit Losses Could Adversely Affect the Yield on or Value of These Investments.

The Bank is invested in private-label MBS, some of which are backed by subprime and Alt-A mortgage loans. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing those securities, some of those securities have subsequently been downgraded. See Part I — Item 3 —Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for a description of the Bank’s portfolio of investments in these securities.

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

As described in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex assessment by management. The Bank incurred credit losses of $70.5 million and increases to other comprehensive loss of $140.6 million for MBS that management determined were other other-than-temporarily impaired for the quarter ending June 30, 2009. If loan credit performance of the Bank’s private-label MBS portfolio deteriorates beyond the forecasted assumptions concerning housing price changes, loan default rates, loss severities, and prepayment speeds, the Bank may recognize additional credit losses and reductions to other comprehensive loss. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank would realize an additional $107.3 million in additional credit losses.

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

At June 30, 2009, the Bank’s total risk-based capital requirement was approximately $2.1 billion. At June 30, 2009, the Bank had permanent capital of $3.9 billion and this was in excess of its risk-based capital requirement by $1.8 billion. However, further ratings downgrades on the Bank’s investments or decreases in the fair value of the Bank’s investments may further increase the Bank’s risk-based capital requirement. If the Bank is unable to satisfy its risk-based capital requirement, the Bank would be subject to certain capital restoration requirements and prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and redeeming or repurchasing capital stock without the prior approval of the Finance Agency.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

3.2	By-laws of the Federal Home Loan Bank of Boston as amended and effective July 24, 2009

10.1	Offer Letter for Edward A. Hjerpe III, Attachment I to Offer Letter, Attachment II to Offer Letter

10.1.1	Amendment to Offer Letter for Edward A. Hjerpe III

10.1.2	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009

10.1.3	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended April 15, 2009

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date		FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

August 12, 2009	By:	/s/ Edward A. Hjerpe III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	By:	/s/ Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)