Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Boston
filed 2009-11-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2009
Class B Stock, par value $100	37,206,495

Federal Home Loan Bank of Boston

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$30,030	$5,735
Interest-bearing deposits	125	3,279,075
Securities purchased under agreements to resell	500,000	2,500,000
Federal funds sold	7,830,000	2,540,000
Investments:
Trading securities	57,602	63,196
Available-for-sale securities - includes $93,277 and $143,624 pledged as collateral at September 30, 2009, and December 31, 2008, respectively, that may be repledged	2,330,262	1,214,404
Held-to-maturity securities includes $143,416 and $170,436 pledged as collateral at September 30, 2009, and December 31, 2008, respectively, that may be repledged (a)	7,885,128	9,268,224
Advances	37,936,243	56,926,267
Mortgage loans held for investment, net of allowance for credit losses of $1,650 and $350 at September 30, 2009, and December 31, 2008, respectively	3,644,544	4,153,537
Accrued interest receivable	129,012	288,753
Resolution Funding Corporation (REFCorp) prepaid assessment	40,236	40,236
Premises, software, and equipment, net	5,093	5,841
Derivative assets	24,894	28,935
Other assets	35,183	38,964

Total Assets	$60,448,352	$80,353,167

LIABILITIES
Deposits:
Interest-bearing	$664,326	$600,481
Non-interest-bearing	13,422	10,589
Total deposits	677,748	611,070

Consolidated obligations, net:
Bonds	32,083,200	32,254,002
Discount notes	23,644,585	42,472,266
Total consolidated obligations, net	55,727,785	74,726,268

Mandatorily redeemable capital stock	90,886	93,406
Accrued interest payable	182,555	258,530
Affordable Housing Program (AHP)	28,069	34,815
Derivative liabilities	919,249	1,173,794
Other liabilities	198,979	25,059

Total liabilities	57,825,271	76,922,942
Commitments and contingencies (Note 16)

CAPITAL
Capital stock — Class B — putable ($100 par value), 36,289 shares and 35,847 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	3,628,894	3,584,720
Retained earnings (accumulated deficit)	136,294	(19,749)
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(107,309)	(130,480)
Net unrealized loss relating to hedging activities	(359)	(379)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(1,033,194)	—
Pension and postretirement benefits	(1,245)	(3,887)

Total capital	2,623,081	3,430,225

Total Liabilities and Capital	$60,448,352	$80,353,167

(a)	Fair values of held-to-maturity securities were $7,819,862 and $7,584,782 at September 30, 2009, and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$132,797	$464,467	$551,408	$1,526,730
Prepayment fees on advances, net	1,004	162	8,614	4,652
Interest-bearing deposits	80	1	10,855	2
Securities purchased under agreements to resell	1,074	175	4,364	10,636
Federal funds sold	3,075	4,453	6,602	27,706
Investments:
Trading securities	638	1,114	2,111	3,987
Available-for-sale securities	2,641	6,647	8,178	23,495
Held-to-maturity securities	57,195	107,030	174,675	357,915
Prepayment fees on investments	353	1,762	501	3,843
Mortgage loans held for investment	46,470	51,893	148,474	155,775
Other	—	—	1	—
Total interest income	245,327	637,704	915,783	2,114,741

INTEREST EXPENSE
Consolidated obligations:
Bonds	148,959	301,387	545,448	908,919
Discount notes	14,351	247,081	145,845	922,699
Deposits	149	4,353	604	16,251
Mandatorily redeemable capital stock	—	437	—	1,072
Other borrowings	49	296	150	653
Total interest expense	163,508	553,554	692,047	1,849,594

NET INTEREST INCOME	81,819	84,150	223,736	265,147

Provision for credit losses	400	100	1,300	100

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	81,419	84,050	222,436	265,047

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(175,778)	—	(1,281,435)	—
Portion of impairment losses recognized in accumulated other comprehensive loss	1,588	—	909,807	—
Net impairment losses on investment securities recognized in income	(174,190)	—	(371,628)	—

Loss on early extinguishment of debt	(66)	—	(66)	(2,699)
Service fees	925	1,042	2,750	3,649
Net unrealized gains (losses) on trading securities	192	(177)	1,580	(789)
Net losses on derivatives and hedging activities	(123)	(2,826)	(2,116)	(6,995)
Realized loss from sale of available-for-sale securities	—	(80)	—	(80)
Realized loss from sale of held-to-maturity securities	—	(52)	—	(52)
Other	125	19	262	82
Total other loss	(173,137)	(2,074)	(369,218)	(6,884)

OTHER EXPENSE
Operating	12,106	12,885	41,145	38,445
Finance Agency and Office of Finance	1,284	1,052	4,167	3,217
Other	312	276	969	817
Total other expense	13,702	14,213	46,281	42,479

(LOSS) INCOME BEFORE ASSESSMENTS	(105,420)	67,763	(193,063)	215,684

AHP	—	5,576	—	17,716
REFCorp	—	12,438	—	39,594
Total assessments	—	18,014	—	57,310

NET (LOSS) INCOME	$(105,420)	$49,749	$(193,063)	$158,374

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, JUNE 30, 2008	33,804	$3,380,380	$252,464	$(28,006)	$3,604,838

Proceeds from sale of capital stock	3,374	337,368			337,368
Repurchase/redemption of capital stock	(1,516)	(151,556)			(151,556)
Comprehensive income:
Net income			49,749		49,749
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(19,223)	(19,223)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(190)	(190)
Pension and postretirement benefits				(201)	(201)
Total comprehensive income					30,215
Cash dividends on capital stock (3.05%) (1)			(25,456)		(25,456)

BALANCE, SEPTEMBER 30, 2008	35,662	$3,566,192	$276,757	$(47,540)	$3,795,409

BALANCE, JUNE 30, 2009	36,155	$3,615,466	$241,714	$(1,257,593)	$2,599,587

Proceeds from sale of capital stock	134	13,428			13,428
Comprehensive loss:
Net loss			(105,420)		(105,420)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				19,086	19,086
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(133,305)	(133,305)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to held-to-maturity securities				131,717	131,717
Accretion of noncredit portion of impairment losses on held-to-maturity securities				97,747	97,747
Reclassification adjustment for previously deferred hedging gains and losses included in income				4	4
Pension and postretirement benefits				237	237
Total comprehensive income					10,066

BALANCE, SEPTEMBER 30, 2009	36,289	$3,628,894	$136,294	$(1,142,107)	$2,623,081

(1)          Dividend rate is annualized

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total
	Shares	Par Value	Deficit)	Loss	Capital

BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514

Proceeds from sale of capital stock	6,447	644,692			644,692
Repurchase/redemption of capital stock	(1,545)	(154,505)			(154,505)
Reclassification of shares to mandatorily redeemable capital stock	(878)	(87,788)			(87,788)
Comprehensive income:
Net income			158,374		158,374
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(44,098)	(44,098)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(718)	(718)
Pension and postretirement benefits				(603)	(603)
Total comprehensive income					113,035
Cash dividends on capital stock (4.35%) (1)			(107,539)		(107,539)

BALANCE, SEPTEMBER 30, 2008	35,662	$3,566,192	$276,757	$(47,540)	$3,795,409

BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225

Cumulative effect of adjustments to opening balance			349,106	(349,106)	—
Proceeds from sale of capital stock	432	43,202			43,202
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of net shares from mandatorily redeemable capital stock	25	2,520			2,520
Comprehensive loss:
Net loss			(193,063)		(193,063)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				23,171	23,171
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(1,093,703)	(1,093,703)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to held-to-maturity securities				183,896	183,896
Accretion of noncredit portion of impairment losses on held-to-maturity securities				225,719	225,719
Reclassification adjustment for previously deferred hedging gains and losses included in income				20	20
Pension and postretirement benefits				2,642	2,642
Total comprehensive loss					(851,318)

BALANCE, SEPTEMBER 30, 2009	36,289	$3,628,894	$136,294	$(1,142,107)	$2,623,081

(1)          Dividend rate is annualized

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES

Net (loss) income	$(193,063)	$158,374

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(244,103)	(128,644)
Provision for credit losses on mortgage loans	1,300	100
Change in net fair-value adjustments on derivatives and hedging activities	18,170	(12,814)
Net other-than-temporary impairment losses recognized in earnings	371,628	—
Other adjustments	(162)	2,625
Realized loss from sale of available-for-sale securities	—	80
Realized loss from sale of held-to-maturity securities	—	52
Net change in:
Market value of trading securities	(1,580)	789
Accrued interest receivable	159,741	158,621
Other assets	6,341	(8,129)
Net derivative accrued interest	88,077	(22,448)
Accrued interest payable	(75,980)	32,204
Other liabilities	(14,951)	2,601

Total adjustments	308,481	25,037
Net cash provided by operating activities	115,418	183,411

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits	3,278,950	(60)
Securities purchased under agreements to resell	2,000,000	500,000
Federal funds sold	(5,290,000)	(1,333,000)
Premises, software, and equipment	(782)	(618)
Trading securities:
Proceeds from maturities	7,174	34,277
Available-for-sale securities:
Net increase in short-term	(545,000)	—
Proceeds from maturities	34,865	—
Proceeds from sales	21,685	2,740
Purchases	(582,627)	(58,740)
Held-to-maturity securities:
Net (increase) decrease in short-term	(280,000)	3,756,000
Proceeds from maturities	1,406,548	1,847,143
Proceeds from sales	—	5,648
Purchases	(774,192)	(3,430,498)
Advances to members:
Proceeds	272,019,264	773,368,326
Disbursements	(253,309,443)	(781,455,034)
Mortgage loans held for investment:
Proceeds	802,212	439,116
Purchases	(305,131)	(407,730)
Proceeds from sale of foreclosed assets	5,894	3,528

Net cash provided by (used in) investing activities	18,489,417	(6,728,902)

FINANCING ACTIVITIES

Net change in deposits	35,741	530,190
Net (payments) proceeds on derivative contracts with a financing element	(20,287)	37,929
Net proceeds from issuance of consolidated obligations:
Discount notes	976,309,977	1,069,225,755
Bonds	17,988,528	21,683,731
Payments for maturing and retiring consolidated obligations:
Discount notes	(994,982,508)	(1,068,403,386)
Bonds	(17,953,645)	(16,782,494)
Proceeds from issuance of capital stock	43,202	644,692
Payments for redemption of mandatorily redeemable capital stock	—	(26,421)
Payments for repurchase/redemption of capital stock	(1,548)	(154,505)
Cash dividends paid	—	(107,540)

Net cash (used in) provided by financing activities	(18,580,540)	6,647,951

Net increase in cash and cash equivalents	24,295	102,460

Cash and cash equivalents at beginning of the year	5,735	6,823

Cash and cash equivalents at period end	$30,030	$109,283

Supplemental disclosures:
Interest paid	$945,534	$2,003,044
AHP payments	$5,877	$8,213
REFCorp assessments paid	$—	$43,478
Non-cash transfers of mortgage loans held for investment to real estate owned (REO)	$5,291	$4,467

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Background Information

The Federal Home Loan Bank of Boston (the Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (the FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, competitively priced source of funds to its member institutions and housing associates located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions and insurance companies with their principal places of business in New England and engaged in residential housing finance may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. The Bank is a cooperative; current and former members own all of the outstanding capital stock of the Bank and may receive dividends on their investment. The Bank does not have any wholly or partially owned subsidiaries, and the Bank does not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

The Federal Housing Finance Agency (the Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the FHLBanks’ Office of Finance (Office of Finance).

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The unaudited financial statements should be read in conjunction with the Bank’s audited financial statements and related notes in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 10, 2009 (the 2008 Annual Report on Form 10-K).

Note 2 — Recently Issued Accounting Standards and Interpretations

Fair-Value Measurements and Disclosures — Measuring Liabilities at Fair Value. On August 28, 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; (2) another valuation technique that is consistent with the principles of this topic. This guidance is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009, for the Bank). The Bank does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition, results of operations or cash flows.

Codification of Accounting Standards. On June 29, 2009, the Financial Accounting Standards Board (FASB) established FASB’s Accounting Standards Codification (the Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not replace or affect guidance issued by the Securities and Exchange Commission, which will continue to apply to Securities and Exchange Commission registrants. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding changes in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification is not intended to change or alter existing GAAP, the Bank’s adoption of the Codification will not affect the Bank’s financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for variable interest entities. An entity must first perform a qualitative analysis in determining whether it must consolidate a variable interest entity, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate variable interest entities for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a variable interest entity affects its financial statements and its exposure to risks. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank is evaluating the effect of the adoption of this guidance on its financial condition, results of operations and cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of this guidance is not expected to have a material impact on the Bank’s financial condition, results of operations, and cash flows.

Subsequent Events. On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance-sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (1) the period after the balance-sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance-sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance-sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The Bank adopted the guidance as of June 30, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s financial condition, results of operations, or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational, and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings. The guidance does not amend existing recognition and measurement guidance related to the other-than-temporary impairment of equity securities. The guidance expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis at the measurement date, the guidance requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not likely that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the guidance changes the presentation and amount of the other-than-temporary impairment recognized in the financial statements. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to investment securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until the security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings. The total other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment were determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance-sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

This guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of the guidance also required early adoption of guidance relating to Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly. When adopting the other-than-temporary impairment guidance, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security before recovery of its amortized cost basis.

The Bank adopted this guidance as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $349.1 million cumulative effect of initially applying as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. The following table illustrates the effect of adoption.

Impact of Adopting Guidance

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

Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly. On April 9, 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance will be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity early adopting this guidance must also early adopt the other-than-temporary impairment guidance. The Bank adopted this guidance effective January 1, 2009. See Note 15 — Estimated Fair Values for further details. The Bank’s adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopted guidance discussed in the previous paragraphs regarding fair value and other-than-temporary impairment. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted this guidance on January 1, 2009. Its adoption did not have an effect on the Bank’s financial condition, results of operations, or cash flows. See Note 15 — Estimated Fair Values for the required disclosures.

Enhanced Disclosures about Derivative Instruments and Hedging Activities. On March 19, 2008, the FASB issued guidance which is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank’s adoption of this guidance on January 1, 2009, resulted in increased financial statement disclosures. See Note 8 — Derivatives and Hedging Activities for required disclosures.

Note 3 — Trading Securities

Major Security Types. Trading securities as of September 30, 2009, and December 31, 2008, were as follows (dollars in thousands):

September 30, 2009
Mortgage-backed securities
U.S. government-guaranteed - residential	$24,907
Government-sponsored enterprises - residential	18,082
Government-sponsored enterprises - commercial	14,613

Total	$57,602

December 31, 2008
Mortgage-backed securities
U.S. government guaranteed	$26,533
Government-sponsored enterprises	36,663

Total	$63,196

Net gains (losses) on trading securities for the nine months ended September 30, 2009 and 2008, consist of a change in net unrealized holding gains of $1.6 million and losses of $789,000 for securities held on September 30, 2009 and 2008, respectively.

The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2009, were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Loss
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$545,000	$—	$—	$545,000
Supranational banks	444,513	—	(45,389)	399,124
Corporate bonds (1)	399,492	860	—	400,352
U.S. government corporations	277,138	—	(40,734)	236,404
Government-sponsored enterprises	117,531	—	(14,724)	102,807
	1,783,674	860	(100,847)	1,683,687

Mortgage-backed securities
U.S. government guaranteed - residential	18,882	—	(61)	18,821
Government-sponsored enterprises - residential	318,754	48	(2,810)	315,992
Government-sponsored enterprises - commercial	316,261	—	(4,499)	311,762
	653,897	48	(7,370)	646,575

Total	$2,437,571	$908	$(108,217)	$2,330,262

(1)          Consists of corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program.

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

The following table summarizes available-for-sale securities with unrealized losses as of September 30, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$—	$—	$399,124	$(45,389)	$399,124	$(45,389)
U.S. government corporations	—	—	236,404	(40,734)	236,404	(40,734)
Government-sponsored enterprises	—	—	102,807	(14,724)	102,807	(14,724)
	—	—	738,335	(100,847)	738,335	(100,847)

Mortgage-backed securities
U.S. government guaranteed - residential	18,821	(61)	—	—	18,821	(61)
Government-sponsored enterprises - residential	233,023	(2,810)	—	—	233,023	(2,810)
Government-sponsored enterprises - commercial	—	—	311,762	(4,499)	311,762	(4,499)
	251,844	(2,871)	311,762	(4,499)	563,606	(7,370)

Total temporarily impaired	$251,844	$(2,871)	$1,050,097	$(105,346)	$1,301,941	$(108,217)

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

The Bank evaluates individual available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment.

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at September 30, 2009. The Bank’s available-for-sale securities portfolio has experienced unrealized losses and a decrease in hedged fair value due to interest-rate volatility, illiquidity in the marketplace, and the fact that interest-rate swap yields have declined faster than yields in the markets in which these securities are priced. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it likely that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Regarding those agency debentures that were in an unrealized loss position as of September 30, 2009, the Bank has concluded that the probability of default for Federal National Mortgage Association (Fannie Mae) is remote given its status as a government-sponsored-enterprise (GSE) and its implicit support from the U.S. government. Further, MBS issued by Fannie Mae are backed by conforming mortgage loans and the GSE’s credit guarantee as to full return of principal and interest. Debentures issued by a supranational entity and owned by the Bank that were in an unrealized loss position as of September 30, 2009, are viewed as being likely to return contractual principal and interest since such supranational entity is rated the highest long-term rating by each of the three nationally recognized statistical rating organizations (NRSROs).

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2009, and December 31, 2008, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$545,000	$545,000	$25,250	$25,352
Due after one year through five years	399,492	400,352	21,685	21,685
Due after five years through 10 years	—	—	—	—
Due after 10 years	839,182	738,335	975,463	852,618
	1,783,674	1,683,687	1,022,398	899,655

Mortgage-backed securities	653,897	646,575	322,486	314,749

Total	$2,437,571	$2,330,262	$1,344,884	$1,214,404

As of September 30, 2009, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $37.0 million. Of that amount, $38.6 million of premium relates to non-MBS and $1.6 million of net discount relates to MBS. As of December 31, 2008, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $40.8 million. Of that amount, $39.9 million relate to non-MBS and $897,000 relate to MBS.

Loss on Sale. The Bank did not have any sales of available-for-sale investment securities during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Bank sold available-for-sale MBS with a carrying value of $2.7 million and recognized a loss of $80,000 on the sale of these securities.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value

Certificates of deposit	$845,000	$—	$845,000	$—	$(31)	$844,969
U.S. agency obligations	32,925	—	32,925	2,415	—	35,340
State or local housing-finance-agency obligations	264,390	—	264,390	827	(38,289)	226,928
	1,142,315	—	1,142,315	3,242	(38,320)	1,107,237

Mortgage-backed securities
U.S. government guaranteed-residential	124,408	—	124,408	805	(2,221)	122,992
Government-sponsored enterprises-residential	3,193,125	—	3,193,125	85,700	(19,268)	3,259,557
Government-sponsored enterprises-commercial	1,142,934	—	1,142,934	78,042	(7)	1,220,969
Private-label-residential	3,147,513	(1,032,145)	2,115,368	121,178	(279,539)	1,957,007
Private-label-commercial	136,318	—	136,318	—	(5,631)	130,687
Asset-backed securities (ABS) backed by home equity loans	31,709	(1,049)	30,660	115	(9,362)	21,413
	7,776,007	(1,033,194)	6,742,813	285,840	(316,028)	6,712,625

Total	$8,918,322	$(1,033,194)	$7,885,128	$289,082	$(354,348)	$7,819,862

Held-to-maturity securities as of December 31, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Certificates of deposit	$565,000	$157	$—	$565,157
U.S. agency obligations	39,995	1,264	—	41,259
State or local housing-finance-agency obligations	278,128	735	(82,741)	196,122
	883,123	2,156	(82,741)	802,538

Mortgage-backed securities
U.S. government guaranteed	11,870	680	(35)	12,515
Government-sponsored enterprises	4,384,215	62,576	(87,007)	4,359,784
Private-label	3,989,016	4	(1,579,075)	2,409,945
	8,385,101	63,260	(1,666,117)	6,782,244

Total	$9,268,224	$65,416	$(1,748,858)	$7,584,782

The following table summarizes held-to-maturity securities with unrealized losses as of September 30, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. Included in this table are investments for which a portion of an other-than-temporary impairment has been recognized in accumulated other comprehensive loss (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Certificates of deposit	$844,969	$(31)	$—	$—	$844,969	$(31)
State or local housing-finance-agency obligations	—	—	161,480	(38,289)	161,480	(38,289)
	844,969	(31)	161,480	(38,289)	1,006,449	(38,320)

Mortgage-backed securities
U.S. government guaranteed-residential	111,875	(2,203)	1,202	(18)	113,077	(2,221)
Government-sponsored enterprises-residential	606,329	(10,436)	289,508	(8,832)	895,837	(19,268)
Government-sponsored enterprises-commercial	19,934	(7)	—	—	19,934	(7)
Private-label-residential	27,379	(34,376)	1,925,414	(1,156,324)	1,952,793	(1,190,700)
Private-label-commercial	—	—	130,687	(5,631)	130,687	(5,631)
ABS backed by home equity loans	3,020	(1,047)	18,393	(9,249)	21,413	(10,296)
	768,537	(48,069)	2,365,204	(1,180,054)	3,133,741	(1,228,123)

Total	$1,613,506	$(48,100)	$2,526,684	$(1,218,343)	$4,140,190	$(1,266,443)

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

The Bank evaluates individual held-to-maturity securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are at risk for credit loss impairment.

At-risk securities and all private-label residential MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions that are typically based on the structure of the security and certain economic assumptions such as geographic housing prices, delinquency and default rates, loss severity on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, and prepayment speeds while factoring in the underlying collateral and credit enhancement. The projected cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security.

For the period ending September 30, 2009, to support consistency among the FHLBanks, the Bank has completed its other-than-temporary impairment analysis for each of its residential private-label MBS using key modeling assumptions, inputs and methodologies provided by an FHLBank governance committee and in accordance with related guidance from the Finance Agency.    The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

Also, in accordance with related guidance from the Finance Agency, the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform the cash flow analysis underlying the Bank’s other-than-temporary impairment decisions in certain instances.

Specifically:

•                  The Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS. For the period ended September 30, 2009, the FHLBank of San Francisco provided cash-flow projections for 178 of the Bank’s securities representing a par amount of $3.4 billion.

•                  The Bank has contracted with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. For the period ended September 30, 2009, the FHLBank of Chicago provided cash-flow projections for 16 of the Bank’s securities representing a par amount of $27.1 million.

•                  In the event that neither the FHLBank of San Francisco or FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank projects the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. The Bank determined its own cash-flow projections for 15 securities representing a par amount of $129.9 million as of September 30, 2009.

To assess whether the entire amortized cost basis of its private-label residential MBS will be recovered, cash-flow analyses for each of the Bank’s private-label residential MBS were performed as of September 30, 2009. These analyses use two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing-price forecast assumed current-to-trough home-price declines ranging from zero percent to 20 percent over the next nine to 15 months for the respective states and CBSAs. Thereafter, home prices are projected to increase zero percent in the first six months, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year. The month-by-month projections of future loan performance are derived from the first model and determine projected prepayments, defaults, and loss severities. These projections are then input into a second model that allocates the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with the cash flow and loss allocation rules prescribed by the securitization structure.

The Bank recognized other-than-temporary impairment charges of $174.2 million in the quarter ending September 30, 2009 related to credit losses on MBS in its held-to-maturity portfolio, which are reported in the statement of operations as net impairment losses on investment securities recognized in income. The impairment related to the noncredit portion of $1.6 million was reflected in the statement of condition as accumulated other comprehensive loss — net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities. For the nine months ended September 30, 2009 the Bank’s credit losses amounted to $371.6 million and the related noncredit portion was $909.8 million. The other-than-temporary impairment recognized in accumulated other comprehensive loss related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until the security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings.

For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2009 (that is, a determination was made that the entire amortized cost basis is not expected to be recovered), the following table presents a summary of the average projected values (over the remaining lives of the securities) of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2009 (dollars in thousands):

			Significant Inputs
			Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Number of Securities	Par Balance	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Alt-A (1)
2007	27	$799,590	6.8%	2.9 - 13.1%	79.7%	33.7 - 92.6%	48.0%	40.4 - 51.7%	22.3%	0.0 - 48.4%
2006	49	1,275,770	7.2	2.9 - 13.4	77.0	44.6 - 92.3	49.9	41.9 - 54.5	23.5	0.0 - 48.3
2005	20	482,076	10.2	6.8 - 13.2	55.5	26.4 - 78.5	47.4	33.7 - 56.0	18.0	6.6 - 51.6
	96	2,557,436	7.7	2.9 - 13.4	73.8	26.4 - 92.6	48.9	33.7 - 56.0	22.1	0.0 - 51.6

Subprime (1)
2004 and prior	1	1,356	11.1	—	54.6	—	100.3	—	15.1	—

Total	97	$2,558,792	7.7%	2.9 - 13.4%	73.8%	26.4 - 92.3%	48.9%	33.7- 100.3%	22.1%	0.0 - 51.6%

(1)         Securities are classified in the table above based upon the current performance characteristics of the security and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

The Bank adopted the other-than-temporary impairment guidance discussed in Note 2 on January 1, 2009. Had the Bank not adopted the other-than-temporary impairment guidance, the Bank would have recognized the entire total other-than-temporary impairment amount in net income during the nine months ended September 30, 2009.

The following table displays the Bank’s securities for which an other-than-temporary impairment was recognized in the quarter ending September 30, 2009 based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At September 30, 2009
	Par Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value

Other-Than-Temporarily Impaired Investment:

Private-label residential MBS — Prime	$74,520	$69,526	$(17,839)	$51,687

Private-label residential MBS — Alt-A	2,482,916	2,090,806	(881,893)	1,208,913

ABS backed by home equity loans - Subprime	1,356	1,092	(313)	779

Total other-than-temporarily impaired securities	$2,558,792	$2,161,424	$(900,045)	$1,261,379

The following table displays the Bank’s securities for which an other-than-temporary impairment was recognized for the three and nine months ending September 30, 2009 based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	Other-than- Temporary Impairment Related to Credit Loss	Other-than- Temporary Impairment Related to Non-Credit Loss	Total Impairment Losses	Other-than- Temporary Impairment Related to Credit Loss	Other-than- Temporary Impairment Related to Non- Credit Loss	Total Impairment Losses

Other-Than-Temporarily Impaired Investment:

Private-label residential MBS — Prime	$(2,812)	$2,812	$—	$(4,342)	$(29,319)	$(33,661)

Private-label residential MBS — Alt-A	(171,259)	(4,490)	(175,749)	(366,719)	(879,542)	(1,246,261)

ABS backed by home equity loans - Subprime	(119)	90	(29)	(567)	(946)	(1,513)

Total other-than-temporarily impaired securities	$(174,190)	$(1,588)	$(175,778)	$(371,628)	$(909,807)	$(1,281,435)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of an other-than-temporary impairment charge was recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009

Balance at beginning of period (1)	$229,972	$32,638

Credit losses for which other-than-temporary impairment was not previously recognized	9,197	242,027

Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	164,993	129,601

Reduction for securities sold or matured during the period	(3,098)	(3,202)

Balance as of September 30, 2009	$401,064	$401,064

(1)         The Bank adopted the FASB’s other-than-temporary impairment guidance as of January 1, 2009, and recognized the cumulative effect of initially applying this guidance, totaling $349.1 million, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Credit losses remaining in retained earnings upon the adoption of this guidance totaled $32.6 million.

Redemption Terms. The amortized cost, carrying value, and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2009, and December 31, 2008, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009			December 31, 2008
			Estimated		Estimated
	Amortized	Carrying	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Value	Cost (1)	Value

Due in one year or less	$845,355	$845,355	$845,329	$565,000	$565,157
Due after one year through five years	5,666	5,666	5,759	6,653	6,834
Due after five years through 10 years	64,645	64,645	67,410	42,771	42,612
Due after 10 years	226,649	226,649	188,739	268,699	187,935
	1,142,315	1,142,315	1,107,237	883,123	802,538

Mortgage-backed securities	7,776,007	6,742,813	6,712,625	8,385,101	6,782,244

Total	$8,918,322	$7,885,128	$7,819,862	$9,268,224	$7,584,782

(1)          At December 31, 2008, carrying value equaled amortized cost.

As of September 30, 2009, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $425.0 million. Of that amount, $102,000 relate to non-MBS and $424.9 million relate to MBS. The net discount on MBS as of September 30, 2009, includes other-than-temporary impairment losses totaling $401.6 million.

As of December 31, 2008, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $408.5 million. Of that amount, $258,000 relate to non-MBS and $408.2 million relate to MBS. The net discount on MBS as of December 31, 2008, includes other-than-temporary impairment losses totaling $381.7 million.

For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the nine months ended September 30, 2009, the Bank accreted $225.7 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities.

Loss on Sale. There were no sales of securities during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the Bank sold held-to-maturity MBS with a carrying value of $5.7 million and recognized a loss of $52,000 on the sale of these securities.

Note 6 — Advances

Redemption Terms. At September 30, 2009, and December 31, 2008, the Bank had advances outstanding, including AHP advances at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands).

	September 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$4,610	0.49%	$28,444	0.46%
Due in one year or less	16,877,384	1.53	32,363,291	2.42
Due after one year through two years	5,629,076	3.34	5,418,310	4.23
Due after two years through three years	2,828,965	4.04	4,953,624	3.27
Due after three years through four years	5,016,951	2.29	2,507,092	4.30
Due after four years through five years	1,874,020	3.90	5,119,387	2.43
Thereafter	4,889,999	4.05	5,439,874	4.13

Total par value	37,121,005	2.55%	55,830,022	2.92%

Premiums	5,464		9,279
Discounts	(20,396)		(20,883)
Hedging adjustments	830,170		1,107,849

Total	$37,936,243		$56,926,267

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2009, and December 31, 2008, the Bank had callable advances outstanding totaling $11.5 million and $5.5 million, respectively.

The following table summarizes advances at September 30, 2009, and December 31, 2008, by year of contractual maturity or next call date for callable advances (dollars in thousands):

	September 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$4,610	—%	$28,444	—%
Due in one year or less	16,877,384	45.5	32,368,791	58.0
Due after one year through two years	5,629,076	15.2	5,418,310	9.7
Due after two years through three years	2,840,465	7.6	4,948,124	8.9
Due after three years through four years	5,016,951	13.5	2,507,092	4.5
Due after four years through five years	1,867,520	5.0	5,119,387	9.2
Thereafter	4,884,999	13.2	5,439,874	9.7

Total par value	$37,121,005	100.0%	$55,830,022	100.0%

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase, and the borrower may then apply for a new advance at the prevailing market rate. At September 30, 2009, and December 31, 2008, the Bank had putable advances outstanding totaling $8.8 billion and $9.3 billion, respectively.

The following table summarizes advances outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances (dollars in thousands):

	September 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$4,610	—%	$28,444	—%
Due in one year or less	23,108,709	62.3	39,061,566	70.0
Due after one year through two years	5,026,376	13.5	4,529,960	8.1
Due after two years through three years	2,174,215	5.9	4,906,824	8.8
Due after three years through four years	4,267,101	11.5	1,599,042	2.9
Due after four years through five years	1,275,270	3.4	4,277,587	7.7
Thereafter	1,264,724	3.4	1,426,599	2.5

Total par value	$37,121,005	100.0%	$55,830,022	100.0%

Security Terms. The Bank lends to its members and housing associates chartered within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932 (FHLBank Act). The FHLBank Act generally requires the Bank to obtain eligible collateral on advances sufficient to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits; and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. Notwithstanding the FHLBank Act’s general requirements regarding the eligibility of collateral, Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. CFIs are institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date. At September 30, 2009, and December 31, 2008, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than outstanding advances.

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

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents advances outstanding to related parties and total accrued interest receivable on those advances as of September 30, 2009, and December 31, 2008 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of September 30, 2009
RBS Citizens N.A., Providence, RI	$8,912,798	24.0%	$2,180	2.7%
Bank of America Rhode Island, N.A., Providence, RI	4,491,079	12.1	5,504	6.8

As of December 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$14,200,378	25.4%	$117,316	52.0%
RBS Citizens N.A., Providence, RI	11,409,138	20.4	15,422	6.8

The Bank held sufficient collateral to cover advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three and nine months ended September 30, 2009 and 2008, as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Name	2009	2008	2009	2008

Bank of America Rhode Island, N.A., Providence, RI	$10,665	$149,498	$90,772	$560,393
RBS Citizens N.A., Providence, RI	9,491	76,359	42,706	210,837

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2009 (dollars in thousands):

	Balance at	For the Nine Months Ended September 30, 2009		Balance at
	December 31, 2008	Disbursements to Members	Payments from Members	September 30, 2009

RBS Citizens N.A., Providence, RI	$11,409,138	$26,000,000	$(28,496,340)	$8,912,798
Bank of America Rhode Island, N.A., Providence, RI	14,200,378	11,412,947	(21,122,246)	4,491,079

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for advances at September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Par amount of advances
Fixed-rate	$33,332,578	$49,880,620
Variable-rate	3,788,427	5,949,402

Total	$37,121,005	$55,830,022

Variable-rate advances noted in the above table include advances outstanding at September 30, 2009, and December 31, 2008, totaling

$208.5 million and $223.5 million, respectively, which contain embedded interest-rate caps or floors.

Note 7 — Mortgage Loans Held for Investment

Under the Bank’s Mortgage Partnership Finance®(MPF®) program, the Bank either invests or facilitates Fannie Mae’s investment via MPF Xtra, in fixed-rate single-family mortgages that are purchased from participating members. All mortgages purchased by the Bank are held-for-portfolio. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are purchased by the Bank.

The following table presents mortgage loans held for investment as of September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Real estate
Fixed-rate 15-year single-family mortgages	$870,224	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	2,760,839	3,107,424
Premiums	27,016	32,476
Discounts	(9,960)	(11,576)
Deferred derivative gains and losses, net	(1,925)	(1,495)

Total mortgage loans held for investment	3,646,194	4,153,887

Less: allowance for credit losses	(1,650)	(350)

Total mortgage loans, net of allowance for credit losses	$3,644,544	$4,153,537

The following table details the par value of mortgage loans held for investment at September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008

Conventional loans	$3,285,744	$3,755,215
Government-insured or guaranteed loans	345,319	379,267

Total par value	$3,631,063	$4,134,482

An analysis of the allowance for credit losses for the three and nine months ended September 30, 2009 and 2008, follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$1,250	$125	$350	$125
Provision for credit losses	400	100	1,300	100

Balance at end of period	$1,650	$225	$1,650	$225

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At September 30, 2009, and December 31, 2008, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at September 30, 2009, and December 31, 2008, totaled $40.2 million and $21.3 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at September 30, 2009, and December 31, 2008, totaled $3.1 million and $3.9 million, respectively. REO is recorded on the statement of condition in other assets.

“Mortgage Partnership Finance,” “MPF,”  “eMPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

Sale of REO Assets. During the nine months ended September 30, 2009 and 2008, the Bank sold REO assets with a recorded carrying value of $5.4 million and $3.5 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $290,000 and $61,000 on the sale of REO assets during the nine months ended September 30, 2009 and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

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

The differential between accrual of interest receivable and payable on derivatives designated as fair-value or cash-flow hedges is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, consolidated obligations (COs), or other financial instruments. The differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges is recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of September 30, 2009, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated.

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

Derivatives are typically executed at the same time as the hedged advances or COs, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the shortcut method, provided all other short-cut criteria are also met. The Bank then records changes in fair value of the derivative and the hedged item beginning on the trade date.

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

For the three months ended September 30, 2009 and 2008, the Bank recorded net losses on derivatives and hedging activities totaling $123,000 and $2.8 million, respectively, in other income. For the nine months ended September 30, 2009 and 2008, the Bank recorded net losses on derivatives and hedging activities totaling $2.1 million and $7.0 million, respectively, in other income. The components of net losses on derivatives and hedging activities for the three and nine months ended September 30, 2009 and 2008, were as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$1,094	$(2,379)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,351)	(503)
Interest-rate caps or floors	(25)	—
Mortgage-delivery commitments	159	60
Intermediary transactions:
Interest-rate caps or floors	—	(4)
Total net losses related to derivatives not designated as hedging instruments	(1,217)	(447)

Net losses on derivatives and hedging activities	$(123)	$(2,826)

	For the Nine Months Ended September 30,
	2009	2008
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$(130)	$(1,921)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,640)	(4,572)
Interest-rate caps or floors	(41)	(118)
Mortgage-delivery commitments	(305)	(380)
Intermediary transactions:
Interest-rate caps or floors	—	(4)
Total net losses related to derivatives not designated as hedging instruments	(1,986)	(5,074)

Net losses on derivatives and hedging activities	$(2,116)	$(6,995)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended September 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$(57,167)	$57,412	$245	$(118,231)
Investments	(26,454)	26,719	265	(12,340)
Deposits	191	(191)	—	380
Consolidated obligations - bonds	41,408	(42,496)	(1,088)	48,828
Consolidated obligations - discount notes	(1,718)	3,390	1,672	3,704

	$(43,740)	$44,834	$1,094	$(77,659)

(1)   The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Three Months Ended September 30, 2008
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$(54,721)	$47,325	$(7,396)	$(54,806)
Investments	(25,710)	24,781	(929)	(7,585)
Deposits	120	(120)	—	263
Consolidated obligations - bonds	(11,493)	17,504	6,011	34,011
Consolidated obligations - discount notes	(720)	655	(65)	802

	$(92,524)	$90,145	$(2,379)	$(27,315)

(1)   The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$263,564	$(263,959)	$(395)	$(312,402)
Investments	143,258	(142,101)	1,157	(34,438)
Deposits	(1,187)	1,187	—	1,063
Consolidated obligations - bonds	(115,914)	116,066	152	138,923
Consolidated obligations - discount notes	539	(1,583)	(1,044)	7,431

	$290,260	$(290,390)	$(130)	$(199,423)

(1)   The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2008
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$(32,034)	$24,902	$(7,132)	$(109,389)
Investments	(28,418)	27,751	(667)	(18,976)
Deposits	(172)	172	—	708
Consolidated obligations - bonds	(48,445)	54,282	5,837	101,467
Consolidated obligations - discount notes	(609)	650	41	5,322

	$(109,678)	$107,757	$(1,921)	$(20,868)

(1)   The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

The following table presents the fair value of derivative instruments as of September 30, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$28,884,827	$304,349	$(1,177,067)

Derivatives not designated as hedging instruments
Interest-rate swaps	149,250	—	(7,822)
Interest-rate caps or floors	16,500	436	(306)
Mortgage-delivery commitments (1)	4,249	27	—
Total derivatives not designated as hedging instruments	169,999	463	(8,128)

Total notional amount of derivatives	$29,054,826

Total derivatives before netting and collateral adjustments		304,812	(1,185,195)

Netting adjustments		(265,946)	265,946
Cash collateral and related accrued interest		(13,972)	—
Total collateral and netting adjustments (2)		(279,918)	265,946

Derivative assets and derivative liabilities		$24,894	$(919,249)

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

Credit Risk. At September 30, 2009, and December 31, 2008, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $24.9 million and $28.9 million, respectively. These totals include $11.2 million and $5.1 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $14.0 million and $46.1 million as collateral as of September 30, 2009, and December 31, 2008, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at September 30, 2009, was $919.2 million for which the Bank has posted post-haircut collateral with a value of $567.3 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $287.1 million of post-haircut-valued collateral to our derivatives counterparties at September 30, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

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

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with related parties or affiliates of related parties at September 30, 2009, and December 31, 2008 (dollars in thousands):

			September 30, 2009		December 31, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives	Notional Amount	Percent of Total Derivatives

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,870,577	13.3%	$3,083,587	10.0%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	920,260	3.2	1,451,760	4.7
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	—	—	10,000	0.0

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

The following table details interest-bearing and non-interest-bearing deposits as of September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Interest bearing
Demand and overnight	$630,909	$529,516
Term	30,528	67,353
Other	2,889	3,612
Non-interest bearing
Other	13,422	10,589

Total deposits	$677,748	$611,070

Note 10 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. The FHLBanks issue COs through the Office of Finance, which serves as their fiscal agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of COs for which it is the primary obligor. The Finance Agency and the U.S. Department of the Treasury (the U.S. Treasury) have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than the face amount and are redeemed at par value when they mature. See Note 16 — Commitments and Contingencies for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (the GSECF), which is designed to serve as a contingent source of liquidity for the 12 FHLBanks through the issuance of COs to the U.S. Treasury. Also see Note 16 — Commitments and Contingencies for a discussion on the Bank’s joint and several liability.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Par value of CO bonds
Fixed-rate bonds	$24,985,365	$28,151,315
Simple variable-rate bonds	5,937,000	3,050,000
Step-up bonds	865,250	350,000
Zero-coupon bonds	450,000	1,780,000

Total par value	$32,237,615	$33,331,315

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$14,132,815	1.58%	$15,200,275	2.85%
Due after one year through two years	7,146,270	2.08	5,338,110	3.49
Due after two years through three years	2,520,780	2.66	2,598,350	3.87
Due after three years through four years	2,885,250	3.93	1,735,580	4.70
Due after four years through five years	1,649,800	3.67	2,454,000	4.06
Thereafter	3,902,700	5.16	6,005,000	5.58

Total par value	32,237,615	2.53%	33,331,315	3.71%

Premiums	65,913		80,586
Discounts	(429,185)		(1,481,762)
Hedging adjustments	208,857		323,863

Total	$32,083,200		$32,254,002

The Bank’s CO bonds outstanding at September 30, 2009, and December 31, 2008, included (dollars in thousands):

	September 30, 2009	December 31, 2008
Par value of CO bonds
Noncallable or non-putable	$27,066,365	$23,940,315
Callable	5,171,250	9,391,000

Total par value	$32,237,615	$33,331,315

The following table summarizes CO bonds outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008

Due in one year or less	$19,094,065	$19,800,275
Due after one year through two years	6,351,270	5,959,110
Due after two years through three years	1,655,780	2,258,350
Due after three years through four years	2,159,000	1,230,580
Due after four years through five years	769,800	1,878,000
Thereafter	2,207,700	2,205,000

Total par value	$32,237,615	$33,331,315

Consolidated Obligation Discount Notes.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

September 30, 2009	$23,644,585	$23,648,834	0.19%

December 31, 2008	$42,472,266	$42,567,305	1.59%

(1)          The CO discount notes’ weighted-average rate represents a yield to maturity.

Note 11— Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $87.9 million and $86.2 million at September 30, 2009, and December 31, 2008, respectively.

The following table is an analysis of the AHP liability for the nine months ended September 30, 2009, and the year ended December 31, 2008, (dollars in thousands):

Roll-forward of the AHP Liability	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Balance at beginning of year	$34,815	$48,451
AHP expense for the period	—	—
AHP direct grant disbursements	(5,877)	(11,400)
AHP subsidy for below-market-rate advance disbursements	(1,179)	(2,479)
Return of previously disbursed grants and subsidies	93	243
Transfers from other programs	217	—

Balance at end of the period	$28,069	$34,815

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

The Bank was in compliance with these capital rules and requirements throughout 2008 and the first nine months of 2009. The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2009, and December 31, 2008 (dollars in thousands).

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$1,636,943	$3,856,074	$2,133,384	$3,658,377

Total regulatory capital	$2,417,934	$3,856,074	$3,214,127	$3,658,377
Total capital-to-asset ratio	4.0%	6.4%	4.0%	4.6%

Leverage capital	$3,022,418	$5,784,111	$4,017,658	$5,487,565
Leverage capital-to-assets ratio	5.0%	9.6%	5.0%	6.8%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Related-Party Activities. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at September 30, 2009, and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI	$1,082,548	29.1%	$1,082,548	29.4%
RBS Citizens N.A., Providence, RI	515,748	13.9	515,043	14.0

Note 13 — Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined

Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $724,000 and $670,000 for the three months ended September 30, 2009 and 2008, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.2 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

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

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts as of September 30, 2009, and December 31, 2008 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Change in benefit obligation (1)
Benefit obligation at beginning of year	$12,818	$9,982	$411	$333
Service cost	258	511	29	20
Interest cost	363	703	21	21
Actuarial (gain) loss	(713)	1,622	18	50
Benefits paid	(8,101)	—	(11)	(13)
Benefit obligation at end of period	4,625	12,818	468	411

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	8,101	—	11	13
Benefits paid	(8,101)	—	(11)	(13)
Fair value of plan assets at end of period	—	—	—	—

Funded status at end of period	$(4,625)	$(12,818)	$(468)	$(411)

(1)   Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

Amounts recognized in other liabilities on the statement of condition for the Bank’s supplemental retirement and postretirement benefit plans at September 30, 2009, and December 31, 2008, were $5.1 million and $13.2 million, respectively.

The following table presents the components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands). The $1.9 million settlement of pension obligation is attributable to the retirement of the Bank’s former chief executive officer.

	Supplemental Retirement Plan for the Three Months Ended September 30,		Postretirement Benefit Plan for the Three Months Ended September 30,
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$36	$128	$6	$5
Interest cost	50	176	5	6
Amortization of prior service cost	(4)	(4)	—	—
Amortization of net actuarial loss	21	118	1	—
Net periodic benefit cost	$103	$418	$12	$11

	Supplemental Retirement Plan for the Nine Months Ended September 30,		Postretirement Benefit Plan for the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$258	$383	$29	$15
Interest cost	363	528	21	16
Amortization of prior service cost	(13)	(13)	—	—
Amortization of net actuarial loss	61	354	3	—
Loss due to settlement of pension obligation	1,897	—	—	—
Net periodic benefit cost	$2,566	$1,252	$53	$31

Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contributions were $224,000 and $195,000 for the three months ended September 30, 2009 and 2008, respectively. The Bank’s matching contributions were $664,000 and $591,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank’s contribution to these plans totaled $3,000 and $12,000 for the three months ended September 30, 2009 and 2008, respectively. The Bank’s contribution to these plans totaled $40,000 and $119,000 for the nine months ended September 30, 2009 and 2008, respectively. The Bank’s obligation from this plan was $2.4 million and $4.7 million at September 30, 2009, and December 31, 2008, respectively.

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

The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other loss, other expense, and (loss) income before assessments for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
For the Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	(Loss) Income Before Assessments

2009	$17,545	$63,874	$81,419	$(173,137)	$13,702	$(105,420)

2008	$6,151	$77,899	$84,050	$(2,074)	$14,213	$67,763

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
For the Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	(Loss) Income Before Assessments

2009	$52,837	$169,599	$222,436	$(369,218)	$46,281	$(193,063)

2008	$20,707	$244,340	$265,047	$(6,884)	$42,479	$215,684

The following table presents total assets by business segment as of September 30, 2009, and December 31, 2008 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

September 30, 2009	$3,665,595	$56,782,757	$60,448,352

December 31, 2008	$4,177,313	$76,175,854	$80,353,167

The following table presents average-earning assets by business segment for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total

2009	$3,727,463	$58,653,827	$62,381,290

2008	$4,039,868	$77,478,385	$81,518,253

	Total Average-Earning Assets by Segment
For the Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total

2009	$3,942,804	$67,825,133	$71,767,937

2008	$4,056,379	$76,700,222	$80,756,601

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

The fair-value hierarchy prioritizes the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level within the fair-value hierarchy for the fair-value measurement is determined. This overall level is an indication of how market observable the fair-value measurement is and defines the level of disclosure. The FASB’s authoritative guidance clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The objective of a fair-value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair-value hierarchy to the Bank’s financial assets and financial liabilities that are carried at fair value.

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

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices in active markets of orderly transactions, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models.

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at September 30, 2009 (dollars in thousands), by fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities	$—	$57,602	$—	$—	$57,602
Available-for-sale securities	—	2,330,262	—	—	2,330,262
Derivative assets	—	304,811	—	(279,917)	24,894
Total assets at fair value	$—	$2,692,675	$—	$(279,917)	$2,412,758

Liabilities:
Derivative liabilities	$—	$(1,185,195)	$—	$265,946	$(919,249)
Total liabilities at fair value	$—	$(1,185,195)	$—	$265,946	$(919,249)

(1)    Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Net cash collateral associated with derivative contracts, including accrued interest, as of September 30, 2009, totaled $14.0 million.

The following table presents the Bank’s assets and liabilities that are measured at fair value on its statement of condition at December 31, 2008 (dollars in thousands), by fair-value hierarchy level:

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

The Bank’s held-to-maturity securities with a carrying amount of $540.3 million prior to write-down were written down to their fair value of $364.5 million, resulting in a credit loss of $55.4 million, which is included in other loss for the quarter ended September 30, 2009.

The following table presents these investment securities by level within the fair-value hierarchy, for which a nonrecurring change in fair value has been recorded in the statement of operations for the quarter ended September 30, 2009 (dollars in thousands).

	Level 1	Level 2	Level 3	Credit Loss Reported in Earnings for the Three Months Ended September 30, 2009
Assets:
Impaired held-to-maturity securities	$—	$—	$364,451	$(55,392)

In addition to the above, the Bank recognized an additional $118.8 million other-than-temporary impairment charge during the three months ended September 30, 2009, as a result of an increase in credit losses on certain of the Bank’s private-label residential MBS. These securities were not adjusted to fair value because their carrying value is less than fair value. As of September 30, 2009, these securities had a carrying value of $777.3 million and a fair value of $896.9 million, which represented an unrecognized holding gain of $119.6 million.

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

The Bank changed the methodology used to estimate the fair value of private-label MBS during the quarter ended September 30, 2009. Under the new methodology, the Bank requests prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prior to the quarter ended September 30, 2009, the Bank had used a single third-party vendor for pricing private-label MBS. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its MBS.

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

Derivative Assets/Liabilities — Interest-Rate-Exchange Agreements. The Bank bases the estimated fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The estimated fair value is based on the London Inter-Bank Offered Rate (LIBOR) swap curve and forward rates at period-end and, for agreements containing options, the market’s expectations of future interest-rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from/to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and nonperformance risk and has determined that no adjustments were necessary.

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

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2009, and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying values and estimated fair values of the Bank’s financial instruments at September 30, 2009, and December 31, 2008, were as follows (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial instruments
Assets:
Cash and due from banks	$30,030	$30,030	$5,735	$5,735
Interest-bearing deposits	125	125	3,279,075	3,279,075
Securities purchased under agreements to resell	500,000	499,998	2,500,000	2,499,950
Federal funds sold	7,830,000	7,829,957	2,540,000	2,539,945
Trading securities	57,602	57,602	63,196	63,196
Available-for-sale securities	2,330,262	2,330,262	1,214,404	1,214,404
Held-to-maturity securities	7,885,128	7,819,862	9,268,224	7,584,782
Advances	37,936,243	38,274,179	56,926,267	57,347,453
Mortgage loans, net	3,644,544	3,785,138	4,153,537	4,235,015
Accrued interest receivable	129,012	129,012	288,753	288,753
Derivative assets	24,894	24,894	28,935	28,935

Liabilities:
Deposits	(677,748)	(677,538)	(611,070)	(609,838)
Consolidated obligations:
Bonds	(32,083,200)	(32,548,934)	(32,254,002)	(32,679,716)
Discount notes	(23,644,585)	(23,645,672)	(42,472,266)	(42,559,462)
Mandatorily redeemable capital stock	(90,886)	(90,886)	(93,406)	(93,406)
Accrued interest payable	(182,555)	(182,555)	(258,530)	(258,530)
Derivative liabilities	(919,249)	(919,249)	(1,173,794)	(1,173,794)

Other:
Commitments to extend credit for advances	—	(1,569)	—	(525)
Standby bond-purchase agreements	—	875	—	976
Standby letters of credit	(1,020)	(1,020)	(366)	(366)

Note 16 — Commitments and Contingencies

As described in Note 10 - Consolidated Obligations, as provided by both the FHLBank Act and Finance Agency regulation, COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank, and as of September 30, 2009, and through the filing of this report, the Bank does not believe that it is probable that it will be asked to do so.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at September 30, 2009, and December 31, 2008. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $917.7 billion and $1.2 trillion at September 30, 2009, and December 31, 2008, respectively.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $70.6 million and $172.1 million at September 30, 2009, and December 31, 2008, respectively. Commitments generally are for periods up to 12 months. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate. If the Bank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit as of September 30, 2009, and December 31, 2008, were as follows (dollars in thousands):

	September 30, 2009	December 31, 2008

Outstanding notional	$890,785	$1,148,442
Original terms	56 days to 20 years	One month to 20 years
Final expiration year	2024	2024

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.0 million and $366,000 at September 30, 2009, and December 31, 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. The estimated fair value of commitments as of September 30, 2009, and December 31, 2008, is reported in Note 15 — Estimated Fair Values.

Commitments for unused line-of-credit advances totaled approximately $1.4 billion and $1.5 billion at September 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $4.2 million and $32.7 million at September 30, 2009, and December 31, 2008, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2011. Total commitments for bond purchases were $349.8 million and $333.4 million at September 30, 2009, and December 31, 2008, respectively, with two state-housing authorities. The estimated fair value of standby bond-purchase agreements as of September 30, 2009, and December 31, 2008, is reported in Note 15 — Estimated Fair Values. At September 30, 2009, the Bank did not hold any bonds purchased under these agreements. At December 31, 2008, the Bank held $21.7 million of bonds purchased under these agreements. These bonds were classified as available-for-sale in the statement of condition.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s, and enters into bilateral-collateral agreements. As of September 30, 2009, and December 31, 2008, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $558.7 million and $920.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $895.0 million par value of CO bonds that had traded but not settled at both September 30, 2009, and December 31, 2008, respectively. Additionally, there were no unsettled CO discount notes as of September 30, 2009. The Bank had $123.0 million par value of CO discount notes that had been traded but not settled as of December 31, 2008.

Lending Agreement Collateral. On September 9, 2008, the Bank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, which is an additional source of liquidity for the FHLBanks, Fannie

Mae, and the Federal Home Loan Mortgage Corporation (Freddie Mac). Any borrowings by the Bank under the GSECF are COs with the same joint and several liability as all other COs. The terms of the borrowings are agreed to at the time of issuance. The maximum borrowings under the lending agreement are based on eligible collateral, which is subject to a haircut of 13 percent. The Bank has agreed to submit to the U.S. Treasury a weekly list of eligible collateral based on the lending agreement. As of September 30, 2009, the Bank had provided the U.S. Treasury with a listing of eligible collateral amounting to $30.7 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009, the Bank had not drawn on this available source of liquidity.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. As discussed in Note 12 — Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of September 30, 2009. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6 — Advances, 8 — Derivatives and Hedging Activities, and 12 — Capital.

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

The Bank did not have any loans to other FHLBanks outstanding at September 30, 2009, and December 31, 2008. Interest income from loans to other FHLBanks for both the three and nine months ended September 30, 2009 was $1,000, which was received from the FHLBank of Indianapolis. There was no interest income from loans to other FHLBanks for the three and nine months ended September 30, 2008.

The Bank did not have any borrowings from other FHLBanks outstanding at September 30, 2009, and December 31, 2008. Interest expense on borrowings from other FHLBanks for the three and nine months ended September 30, 2009 and 2008, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Expense to Other FHLBanks	2009	2008	2009	2008

FHLBank of Atlanta	$—	$8	$—	$32
FHLBank of Chicago	—	4	—	4
FHLBank of Cincinnati	10	30	10	191
FHLBank of Dallas	1	14	1	50
FHLBank of Des Moines	—	16	—	24
FHLBank of Indianapolis	—	5	—	27
FHLBank of New York	2	18	2	18
FHLBank of Pittsburgh	—	—	—	4
FHLBank of San Francisco	37	84	137	130
FHLBank of Seattle	—	1	—	5
FHLBank of Topeka	—	12	—	36

Total	$50	$192	$150	$521

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $279,000 and $271,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2009 and 2008, respectively, which has been recorded in the statements of operations as other expense. The Bank recorded $871,000 and $788,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the nine months ended September 30, 2009 and 2008, respectively.

Note 18 - Subsequent Events

In the fourth quarter of 2009 the Bank realized a gross gain of $2.0 million on the sale of held-to-maturity securities, which had a carrying value of $19.6 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected. The sale was considered a maturity for the purpose of security classification. The Bank anticipates selling additional held-to-maturity securities with at least 85 percent of the principal outstanding at acquisition having been collected. Any gain or loss on sale of these securities is not expected to have a material affect on the Bank’s financial condition, results of operations, or cash flows.

The Bank has evaluated other events and transactions for potential recognition or disclosure and has determined that there were no other material subsequent events, based on its evaluation through the time of filing the third quarter 2009 Form 10-Q with the Securities and Exchange Commission on November 12, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Boston (the Bank), including statements about the Bank’s expectations about its ability to achieve the goals of the Revised Operating Plan and related projections and expectations, such as meeting the target for retained earnings, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the 2008 Annual Report on Form 10-K.

PRIMARY BUSINESS RELATED DEVELOPMENTS

The Bank recognized a net loss of $105.4 million for the quarter ending September 30, 2009. The primary challenge for the Bank continues to be losses due to the other-than-temporary impairment of its investments in private-label MBS resulting in a credit loss of $174.2 million and a net increase to accumulated other comprehensive loss of $1.6 million for the quarter ending September 30, 2009. The net loss for the quarter left the Bank with $136.3 million in retained earnings at September 30, 2009. The outstanding par balance of advances was $37.1 billion at September 30, 2009, as such balances continued to decline from the historically high levels of 2008 due to the credit crisis. The Bank remains in compliance with all regulatory capital ratios as of September 30, 2009.

The credit quality of the loans underlying the Bank’s portfolio of private-label MBS remains vulnerable to  the housing and capital markets, which could result in additional losses. Accordingly, to protect the Bank’s capital base and build the Bank’s retained earnings, the moratorium on excess stock repurchases and the quarterly dividend payout suspension continue. Also, the Bank has implemented a revised operating plan (the Revised Operating Plan) that includes certain revenue enhancement and expense reduction initiatives, as discussed below. The goal of this plan is to build retained earnings to an appropriate level so that the Bank may eventually resume paying dividends and end the moratorium on excess stock repurchases.

Additional information on the Bank’s primary business developments for the period ending September 30, 2009, follows:

•      Investments in Private-Label MBS. As of September 30, 2009, management has determined that 97 of its private-label MBS were other-than-temporarily impaired resulting in a credit loss of $174.2 million and a net increase to accumulated other comprehensive loss of $1.6 million. The Bank continues to use updated modeling assumptions, inputs and methodologies in its analyses of these securities for other-than-temporary-impairment, as is described under Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Critical Accounting Estimates — Other-Than-Temporary-Impairment of Securities in this Item. Given the ongoing flux in the nation’s housing markets and economic outlook, the Bank has used increasingly stressful assumptions on an ongoing basis to reflect current developments in experienced loan performance and attendant forecasts. Despite some signs of economic recovery observed over the recent quarter, many of the trends impacting the underlying loans continued to show little if any improvement and resulted in slower recovery assumptions; such trends including continued rising unemployment, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

•      Decline in Advances Balances. The outstanding par balance of advances to members declined from $55.8 billion at December 31, 2008, to $37.1 billion at September 30, 2009. The reduction is attributable to a significant increase in deposits held by member financial institutions, de-levering of balance sheets by member financial institutions, and the use of competing wholesale funding products (including those offered by Federal Reserve Banks and other government-sponsored programs developed in response to the credit market crisis) by member financial institutions.

•      Revised Operating Plan. Management and the board of directors have completed a detailed analysis of the Bank’s operations, risks, and growth opportunities and implemented the Revised Operating Plan that includes certain revenue enhancement and expense reduction initiatives. This plan has been evaluated under a range of economic scenarios, and under each scenario, the Bank expects to remain in compliance with its regulatory capital ratios. The plan calls for enhanced product offerings, membership growth, prudent and profitable investment strategies, potential flexibility in capital requirements associated with new credit activity, greater operational efficiencies, and expense reduction.  The plan has been shared with the Finance Agency. As of the filing of this report, certain portions of the plan have been implemented. The Bank’s efficiency and expense review, for example, resulted in the reduction of approximately five percent of the current operating expense budget, including $3.0 million on an annual basis driven by the reduction or elimination of certain operational expenses and salary due to the elimination of nine percent of staff positions. Also, the activity-based stock investment requirement for participation in its MPF program has been suspended to encourage growth in this business line. In addition, the Bank expects to provide enhanced credit product offerings and more flexible approaches to support future activity-based capital requirements in the near term. Over time, the plan is expected to help restore the Bank to a position where it can once again repurchase stock, pay members a dividend, and fund the Affordable Housing Program.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2008, have been derived from the Bank’s audited financial statements. Financial highlights for the September 30, 2009 and 2008, interim periods have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA
(dollars in thousands)

	September 30,	December 31,
	2009	2008
Statement of Condition
Total assets	$60,448,352	$80,353,167
Investments (1)	18,103,117	16,364,899
Securities purchased under agreements to resell	500,000	2,500,000
Advances	37,936,243	56,926,267
Mortgage loans held for investment, net	3,644,544	4,153,537
Deposits and other borrowings	677,748	611,070
Consolidated obligations, net	55,727,785	74,726,268
Mandatorily redeemable capital stock	90,886	93,406
Class B capital stock outstanding – putable (2)	3,628,894	3,584,720
Total capital	2,623,081	3,430,225

Other Information
Total capital ratio (3)	6.4%	4.6%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Results of Operations
Net interest income	$81,819	$84,150	$223,736	$265,147
Other income (loss)	1,053	(2,074)	2,410	(6,884)
Net impairment losses on held-to-maturity securities recognized in earnings	(174,190)	—	(371,628)	—
Other expense	13,702	14,213	46,281	42,479
AHP and REFCorp assessments	—	18,014	—	57,310
Net (loss) income	(105,420)	49,749	(193,063)	158,374

Other Information (4)
Dividends declared	$—	$25,456	$—	$107,539
Dividend payout ratio	N/A	51.17%	N/A	67.90%
Weighted-average dividend rate (5)	N/A	3.05	N/A	4.35
Return on average equity (6)	(10.74)%	5.19	(6.61)%	5.82
Return on average assets	(0.67)	0.24	(0.36)	0.26
Net interest margin (7)	0.51	0.41	0.41	0.44

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

QUARTERLY OVERVIEW

Third Quarter of 2009 Compared with Third Quarter of 2008.  For the quarter ended September 30, 2009, the Bank recognized a net loss of $105.4 million, compared with net income of $49.7 million for the same period in 2008. This $155.1 million decrease was primarily driven by the other-than-temporary impairment of certain private-label MBS. Other-than-temporary impairment of these securities resulted in a credit loss of $174.2 million for the quarter, which is reflected in earnings. In addition, there was an increase of $300,000 in the provision for credit losses, and a decrease of $2.3 million in net interest income. These decreases to net income were partially offset by an $18.0 million decrease in assessments, a $2.7 million reduction in net losses on derivative and hedging activities, and a $779,000 decline in operating expenses.

Net interest income for the quarter ended September 30, 2009, was $81.8 million, compared with $84.2 million for the same period in 2008. The average yield on interest-earning assets dropped 157 basis points from 3.11 percent for the quarter ended September 30, 2008, to 1.54 percent for the quarter ended September 30, 2009. The average yield on interest-bearing liabilities dropped 174 basis points from 2.84 percent for the quarter ended September 30, 2008, to 1.10 percent for the quarter ended September 30, 2009. This resulted in a 17 basis-point increase in the net interest spread for the third quarter of 2009 compared with the same period in 2008. Prepayment-fee income recognized during the three months ended September 30, 2009, compared with the same period in 2008, decreased by $567,000.

For the quarters ended September 30, 2009 and 2008, average total assets were $62.8 billion and $82.1 billion, respectively. Annual return on average assets and return on average equity were (0.67 percent) and (10.74 percent), respectively, for the quarter ended September 30, 2009, compared with 0.24 percent and 5.19 percent, respectively, for the quarter ended September 30, 2008.

Net interest spread for the third quarter of 2009 was 0.44 percent, a 17 basis-point increase from the net interest spread for the third quarter of 2008. Net interest margin for the third quarter of 2009 was 0.51 percent, a 10 basis-point increase from net interest margin for the third quarter of 2008.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008.  For the nine months ended September 30, 2009, the Bank recognized a net loss of $193.1 million, compared with net income of $158.4 million for the same period in 2008. This $351.5 million decrease was primarily driven by the other-than-temporary impairment of certain private-label MBS. Other-than-temporary impairment of these securities resulted in a credit loss of $371.6 million for the nine months ended September 30, 2009, which is reflected in earnings. In addition, there was a decrease of $41.4 million in net interest income, a $1.2 million increase in the provision for credit losses, and an increase of $2.7 million in operating expenses. These decreases to net income were partially offset by a $57.3 million decrease in assessments, a $2.6 million decrease in loss on early extinguishment of debt, and a $4.9 million reduction in net losses on derivatives and hedging activities.

Net interest income for the nine months ended September 30, 2009, was $223.7 million, compared with $265.1 million for the same period in 2008. This $41.4 million decrease was primarily attributable to lower average interest rates and a narrower average interest spread between the cost of short-term debt and the yield on assets in which those funds were invested. Average total earning assets were $8.2 billion lower in the nine months ending September 30, 2009, than in the same period of 2008 and mainly resulted from decreased advances activity, as partially offset by increased short-term investment activity. The average yield on interest earning assets dropped 181 basis points from 3.50 percent for the nine months ended September 30, 2008, to 1.69 percent for the nine months ended September 30, 2009. Prepayment-fee income recognized during the nine months ended September 30, 2009, compared with the same period in 2008, increased by $620,000.

For the nine months ended September 30, 2009 and 2008, average total assets were $72.3 billion and $81.5 billion, respectively. Annual return on average assets and return on average equity were (0.36 percent) and (6.61 percent), respectively, for the nine months ended September 30, 2009, compared with 0.26 percent and 5.82 percent, respectively, for the nine months ended September 30, 2008.

Net interest spread for the nine months ended September 30, 2009, and 2008, was 0.33 percent and 0.29 percent, respectively. Net interest margin for the nine months ended September 30, 2009, was 0.41 percent, a three-basis-point decline from net interest margin for the same period of 2008.

Financial Condition at September 30, 2009, versus December 31, 2008.

The composition of the Bank’s total assets changed during the nine months ended September 30, 2009, as follows:

•      Advances decreased to 62.8 percent of total assets at September 30, 2009, down from 70.8 percent of total assets at December 31, 2008. This decrease in the proportion of advances to assets reflects both a decrease in advances outstanding and an increase in investments and cash outstanding at September 30, 2009, as the Bank increased its liquid investments to offset the decline in advances. As of September 30, 2009, advances balances decreased by approximately $19.0 billion, ending the period at $37.9 billion.

•      Short-term money-market investments increased to 13.8 percent of total assets at September 30, 2009, up from 10.4 percent of total assets at December 31, 2008. As of September 30, 2009, federal funds sold increased $5.3 billion while interest-bearing deposits decreased by $3.3 billion due to the decrease in the Bank’s account with the Federal Reserve Bank of Boston, and securities purchased under agreements to resell decreased by $2.0 billion from December 31, 2008, to September 30, 2009.

•      Investment securities increased to 17.0 percent of total assets at September 30, 2009, up from 13.1 percent of total assets at December 31, 2008. From December 31, 2008, to September 30, 2009, investment securities decreased by $272.8 million. The decrease is largely attributable to $1.3 billion in fair-value write-downs to the held-to-maturity MBS portfolio and a $1.4 billion decrease in held-to-maturity MBS due to principal paydowns. These decreases were slightly offset with the purchase of $1.1 billion in MBS as well as an $825.0 million net increase in certificates of deposit. At September 30, 2009, and December 31, 2008, the Bank’s MBS and Small Business Administration (SBA) holdings represented 187 percent and 225 percent of capital, respectively.

•      Net mortgage loans increased to 6.0 percent of total assets at September 30, 2009, up from 5.2 percent at December 31, 2008.

The Bank’s total capital declined $807.1 million to $2.6 billion at September 30, 2009, from $3.4 billion at December 31, 2008. The decline was primarily attributable to the recognition of $371.6 million of credit losses as well as $1.1 billion of non-credit losses recorded in other comprehensive loss, all associated with other-than-temporary impairments of private-label MBS, which was partially offset by accretion of the noncredit portion of impairment losses on held-to-maturity securities of $225.7 million, income from other sources of $178.6 million, and the reclassification of the noncredit component of impairment losses of $183.9 million.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Third Quarter of 2009 Compared with Third Quarter of 2008.  Net interest income for the three months ended September 30, 2009, was $81.8 million, compared with $84.2 million for the same period in 2008, decreasing 2.8 percent from the previous year. Net interest margin for the third quarter of 2009 in comparison with 2008 increased from 41 basis points to 51 basis points, and net interest spread increased from 27 basis points to 44 basis points.

Prepayment-fee income recognized on advances and investments decreased $567,000 to $1.4 million for the three months ended September 30, 2009, from $1.9 million for the three months ended September 30, 2008.

The increase in net interest spread resulted from several factors that caused the Bank’s average cost of funds to drop more than its average yield on earning assets. First, the steepened yield curve increased the average spread between the Bank’s assets and a portion of its liabilities that reprices more frequently than assets. Second, the average spread earned from the Bank’s investments in mortgage loans increased as the Bank was able to redeem and refinance callable debt used to fund fixed rate mortgage loans, which experienced a lower volume of prepayments than would be typical for such a low interest rate environment. Third, while the Bank’s funding costs had risen to unusually high spreads in the quarter ended September 30, 2008, funding costs have eased considerably in the same quarter of 2009. Fourth, as the discount on securities previously deemed to be other-than-temporarily impaired accreted over the third quarter and reduced the level of average non-earning assets, the level of interest-earning assets rose commensurately, adding to net interest spread.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008.  Net interest income for the nine months ended September 30, 2009, was $223.7 million, compared with $265.1 million for the same period in 2008, decreasing 15.6 percent from the previous year. Net interest margin for the nine months ended September 30, 2009, in comparison with the same period in 2008 decreased from 44 basis points to 41 basis points. Net interest spread for the nine months ended September 30, 2009, in comparison with the same period in 2008 increased from 29 basis points to 33 basis points.

Prepayment-fee income recognized on advances and investments increased $620,000 to $9.1 million for the nine months ended September 30, 2009, from $8.5 million for the nine months ended September 30, 2008.

Net interest income for the nine months ended September 30, 2009 was lower than for the year-earlier period primarily due to the decline in interest rates between the two periods and because of the drop in the average balance of earning assets. The decrease in average earning assets was attributable to the decline in advances that began in the fourth quarter of 2008 and continued throughout 2009. Net interest spread for the first nine months of 2009 dropped relative to that of the same period in 2008, reflecting the contrast in funding conditions between these periods in 2008 and 2009. During the first nine months of 2008, the Bank’s discount note funding costs dropped precipitously as investors sought high-quality, liquid investments as credit conditions deteriorated, at the same time broader short-term indices such as LIBOR were increasing.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$39,650,303	$133,801	1.34%	$64,172,854	$464,629	2.88%
Interest-bearing deposits	126,799	80	0.25	113	1	3.52
Securities purchased under agreements to resell	2,145,109	1,074	0.20	30,707	175	2.27
Federal funds sold	7,163,576	3,075	0.17	853,022	4,453	2.08
Investment securities (2)	10,584,140	60,827	2.28	12,354,880	116,553	3.75
Mortgage loans	3,727,463	46,470	4.95	4,039,868	51,893	5.11

Total interest-earning assets	63,397,390	245,327	1.54%	81,451,444	637,704	3.11%

Other non-interest-earning assets	433,891			674,635
Fair value adjustment on investment securities	(1,016,100)			—

Total assets	$62,815,181	$245,327	1.55%	$82,126,079	$637,704	3.09%

Liabilities and capital
Consolidated obligations
Discount notes	$26,628,633	$14,351	0.21%	$41,316,300	$247,081	2.38%
Bonds	31,151,614	148,959	1.90	34,948,190	301,387	3.43
Deposits	751,110	149	0.08	1,018,015	4,353	1.70
Mandatorily redeemable capital stock	90,886	—	—	93,175	437	1.87
Other borrowings	168,119	49	0.12	65,119	296	1.81

Total interest-bearing liabilities	58,790,362	163,508	1.10%	77,440,799	553,554	2.84%

Other non-interest-bearing liabilities	1,335,066			903,065
Total capital	2,689,753			3,782,215

Total liabilities and capital	$62,815,181	$163,508	1.03%	$82,126,079	$553,554	2.68%

Net interest income		$81,819			$84,150
Net interest spread			0.44%			0.27%
Net interest margin			0.51%			0.41%

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$45,243,019	$560,022	1.65%	$61,313,359	$1,531,382	3.34%
Interest-bearing deposits	5,690,647	10,855	0.26	119	2	2.24
Securities purchased under agreements to resell	2,429,487	4,364	0.24	434,398	10,636	3.27
Federal funds sold	4,522,440	6,602	0.20	1,420,662	27,706	2.61
Investment securities (2)	10,663,794	185,465	2.33	13,453,293	389,240	3.86
Mortgage loans	3,942,804	148,474	5.03	4,056,379	155,775	5.13
Other earning assets	707	1	0.19	—	—	—

Total interest-earning assets	72,492,898	915,783	1.69%	80,678,210	2,114,741	3.50%

Other non-interest-earning assets	542,754			830,851
Fair value adjustment on investment securities	(724,961)			—

Total assets	$72,310,691	$915,783	1.69%	$81,509,061	$2,114,741	3.47%

Liabilities and capital
Consolidated obligations
Discount notes	$35,306,507	$145,845	0.55%	$42,945,669	$922,699	2.87%
Bonds	31,545,707	545,448	2.31	32,779,493	908,919	3.70
Deposits	772,315	604	0.10	1,037,165	16,251	2.09
Mandatorily redeemable capital stock	91,218	—	—	55,603	1,072	2.58
Other borrowings	169,648	150	0.12	41,316	653	2.11

Total interest-bearing liabilities	67,885,395	692,047	1.36%	76,859,246	1,849,594	3.21%

Other non-interest-bearing liabilities	1,487,720			1,042,054
Total capital	2,937,576			3,607,761

Total liabilities and capital	$72,310,691	$692,047	1.28%	$81,509,061	$1,849,594	3.03%

Net interest income		$223,736			$265,147
Net interest spread			0.33%			0.29%
Net interest margin			0.41%			0.44%

(1)   Yields are annualized.

(2)   The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

The average balance of total advances decreased $16.1 billion, or 26.2 percent, for the nine months ended September 30, 2009, compared with the same period in 2008. The decrease in average advances was primarily attributable to a decline in member demand for short-term advances. Reasons for the decline in member demand for advances are discussed under Primary Business Related Developments in this Item. The following table summarizes average balances of advances outstanding during the nine months ending September 30, 2009 and 2008, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Nine Months Ending September 30,
	2009	2008

Overnight advances – par value	$987,905	$3,170,650

Fixed-rate advances – par value
Short-term	15,822,060	29,516,888
Long-term	11,768,115	11,869,688
Amortizing	2,440,880	2,460,735
Putable	8,760,213	9,031,699
Callable	9,597	13,887
	38,800,865	52,892,897

Variable-rate indexed advances – par value
Simple variable	4,396,777	4,822,764
Putable, convertible to fixed	190,692	12,000
	4,587,469	4,834,764

Total average par value	44,376,239	60,898,311

Premiums and discounts	(13,012)	(14,141)
Hedging adjustments	879,792	429,189

Total average advances	$45,243,019	$61,313,359

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition approximately 43.7 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $30.2 billion for the nine months ended September 30, 2009, representing 68.0 percent of the total average balance of advances outstanding during the nine months ended September 30, 2009. The average balance of these advances totaled $46.6 billion for the nine months ended September 30, 2008, representing 76.4 percent of the total average balance of advances outstanding during the nine months ended September 30, 2008.

Prepayment Fees

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments. For the three months ended September 30, 2009 and 2008, net prepayment fees on advances were $1.0 million and $162,000, respectively, and prepayment fees on investments were $353,000 and $1.8 million, respectively. Excluding the impact of prepayment-fee income, net interest spread increased 16 basis points to 43 basis points and net interest margin increased 10 basis points to 50 basis points from September 30, 2008, to September 30, 2009. For the nine months ended September 30, 2009 and 2008, net prepayment fees on advances were $8.6 million and $4.7 million, respectively, and prepayment fees on investments were $501,000 and $3.8 million, respectively. Excluding the impact of prepayment-fee income, net interest spread increased three basis points to 31 basis points and net interest margin declined two basis points to 40 basis points from the nine months ended September 30, 2008, compared with the same period in 2009.

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

Net Interest Spread and Margin without Prepayment-Fee Income

(dollars in thousands)

	For the Three Months Ended September 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$132,797	1.33%	$464,467	2.88%
Investment securities	60,474	2.27	114,791	3.70
Total interest-earning assets	243,970	1.53	635,780	3.11

Net interest income	80,462		82,226
Net interest spread		0.43%		0.27%
Net interest margin		0.50%		0.40%

	For the Nine Months Ended September 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Advances	$551,408	1.63%	$1,526,730	3.33%
Investment securities	184,964	2.32	385,397	3.83
Total interest-earning assets	906,668	1.67	2,106,246	3.49

Net interest income	214,621		256,652
Net interest spread		0.31%		0.28%
Net interest margin		0.40%		0.42%

(1)   Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $10.8 billion, or 581.5 percent, for the nine months ended September 30, 2009, from the average balances for the nine months ended September 30, 2008. The higher average balances in the nine months ended September 30, 2009, resulted from the increased activity in federal funds sold, securities purchased under agreements to resell, and higher balances held as interest-bearing deposits. During this period the Bank held interest-bearing deposits averaging $5.7 billion with the Federal Reserve Bank of Boston, which were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by non-member institutions. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances.

Average investment securities balances decreased $2.8 billion, or 20.7 percent, for the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008. The decrease in average investments is the result of the $2.1 billion decrease in average certificates of deposit, and a $1.5 billion decrease in average held-to-maturity MBS, which is mainly due to the Bank’s credit and non-credit losses incurred in the first three quarters of 2009. These decreases are offset by a $430.9 million increase in average available-for-sale certificates of deposits.

Average mortgage-loan balances for the nine months ended September 30, 2009, were $113.6 million lower than the average balance for the same period in 2008.

Overall, the yield on the mortgage-loan portfolio decreased 16 basis points for the quarter ended September 30, 2009, compared with the same period in 2008. This decrease is attributable to the following factors:

•      The average stated coupon rate of the mortgage-loan portfolio decreased 13 basis points as compared to the quarter ended September 30, 2008, due to the acquisition of loans at lower interest rates in 2009 relative to the coupon rates on pre-existing loans; and

•      Premium/discount amortization expense has increased $299,000, or 25.0 percent, representing a decrease in the average yield of four basis points, due to increased volume of loan prepayments during the three months ended September 30, 2009, versus the same period in 2008.

Overall, the yield on the mortgage-loan portfolio decreased 10 basis points for the nine months ended September 30, 2009, compared with the same period in 2008. This decrease is attributable to the following factors:

•      The average stated coupon rate of the mortgage-loan portfolio decreased six basis points as compared to the nine months ended September 30, 2008, due to the acquisition of loans at lower interest rates in 2009 relative to the coupon rates on pre-existing loans; and

•      Premium/discount amortization expense has increased $919,000, or 23.9 percent, representing a decrease in the average yield of four basis points, due to increased volume of loan prepayments during the nine months ended September 30, 2009, versus the same period in 2008.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended September 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$48,922	5.21%	$54,181	5.34%
Premium/discount amortization	(1,494)	(0.16)	(1,195)	(0.12)
Credit-enhancement fees	(958)	(0.10)	(1,093)	(0.11)

Total interest income	$46,470	4.95%	$51,893	5.11%

	For the Nine Months Ended September 30,
	2009		2008
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$156,293	5.30%	$162,894	5.36%
Premium/discount amortization	(4,771)	(0.16)	(3,852)	(0.12)
Credit-enhancement fees	(3,048)	(0.11)	(3,267)	(0.11)

Total interest income	$148,474	5.03%	$155,775	5.13%

(1)   Yields are annualized.

Average CO balances decreased $8.9 billion, or 11.7 percent, for the nine months ended September 30, 2009, compared with the same period in 2008. This decrease was due to a decrease of $7.6 billion in CO discount notes and a decrease of $1.2 billion in CO bonds.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Gross interest income before effect of derivatives	$375,898	$700,095	$1,262,623	$2,243,106
Net interest adjustment for derivatives	(130,571)	(62,391)	(346,840)	(128,365)

Total interest income reported	$245,327	$637,704	$915,783	$2,114,741

Gross interest expense before effect of derivatives	$216,419	$588,629	$839,464	$1,957,091
Net interest adjustment for derivatives	(52,911)	(35,075)	(147,417)	(107,497)

Total interest expense reported	$163,508	$553,554	$692,047	$1,849,594

Reported net interest margin for the quarters ended September 30, 2009 and 2008, was 0.51 percent and 0.41 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 1.00 percent and 0.54 percent, respectively.

Reported net interest margin for the nine months ended September 30, 2009 and 2008, was 0.41 percent and 0.44 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.78 percent and 0.47 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a loss of $1.1 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, interest accruals on derivatives classified as economic hedges totaled a loss of $2.9 million and $1.9 million, respectively.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended September 30, 2009 and 2008 and between the nine months ended September 30, 2009 and 2008. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended September 30, 2009 vs. 2008			For the Nine Months Ended September 30, 2009 vs. 2008
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(177,550)	$(153,278)	$(330,828)	$(401,378)	$(569,982)	$(971,360)
Interest-bearing deposits	1,121	(1,042)	79	95,639	(84,786)	10,853
Securities purchased under agreements to resell	12,050	(11,151)	899	48,849	(55,121)	(6,272)
Federal funds sold	32,943	(34,321)	(1,378)	60,491	(81,595)	(21,104)
Investment securities	(16,705)	(39,021)	(55,726)	(80,708)	(123,067)	(203,775)
Mortgage loans	(4,013)	(1,410)	(5,423)	(4,362)	(2,939)	(7,301)
Other earning assets	—	—	—	—	1	1

Total interest income	(152,154)	(240,223)	(392,377)	(281,469)	(917,489)	(1,198,958)

Interest expense
Consolidated obligations
Discount notes	(87,836)	(144,894)	(232,730)	(164,129)	(612,725)	(776,854)
Bonds	(32,741)	(119,687)	(152,428)	(34,211)	(329,260)	(363,471)
Deposits	(1,141)	(3,063)	(4,204)	(4,150)	(11,497)	(15,647)
Mandatorily redeemable capital stock	(11)	(426)	(437)	687	(1,759)	(1,072)
Other borrowings	468	(715)	(247)	2,028	(2,531)	(503)

Total interest expense	(121,261)	(268,785)	(390,046)	(199,775)	(957,772)	(1,157,547)

Change in net interest income	$(30,893)	$28,562	$(2,331)	$(81,694)	$40,283	$(41,411)

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months and nine months ended September 30, 2009 and 2008. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
(Losses) gains on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$1,094	$(2,379)	$(130)	$(1,921)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(190)	196	578	(161)
Trading securities	(76)	328	653	713
Mortgage loans	—	(3)	—	(3,378)
Mortgage delivery commitments	159	60	(305)	(380)
Net interest accruals related to derivatives not receiving hedge accounting	(1,110)	(1,028)	(2,912)	(1,868)
Net losses on derivatives and hedging activities	(123)	(2,826)	(2,116)	(6,995)

Net impairment losses on held-to-maturity securities recognized in earnings	(174,190)	—	(371,628)	—
Loss on early extinguishment of debt	(66)	—	(66)	(2,699)
Service-fee income	925	1,042	2,750	3,649
Net unrealized gains (losses) on trading securities	192	(177)	1,580	(789)
Realized loss from sale of available-for-sale securities	—	(80)	—	(80)
Realized loss from sale of held-to-maturity securities	—	(52)	—	(52)
Other	125	19	262	82

Total other loss	$(173,137)	$(2,074)	$(369,218)	$(6,884)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

During the third quarter of 2009, it was determined that 97 of the Bank’s held-to-maturity private-label MBS, representing an aggregated par value of $2.6 billion as of September 30, 2009, were other-than-temporarily impaired, an increase from 19 securities with an aggregate par value of $615.3 million as of September 30, 2009, that were determined to be other-than-temporarily impaired at December 31, 2008.

For the securities on which we recognized other-than-temporary impairment during the third quarter of 2009, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement as of September 30, 2009, was approximately 22.1 percent and the expected average collateral loss was approximately 36.3 percent. Accordingly, the Bank recorded an other-than-temporary impairment of $174.2 million related to credit loss and an other-than-temporary impairment of $1.6 million related to all other factors. The credit loss is recorded in income, while the impairment loss due to all other factors is recorded in accumulated other comprehensive loss. The Bank does not intend to sell these securities, and it is not likely that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis.

In subsequent periods we will account for the other-than-temporarily impaired securities as if the securities had been purchased on the measurement date of the other-than-temporary impairment.

Although prices of private-label MBS improved somewhat during the quarter ended September 30, 2009, they continued to reflect a significant discount to cost due to poor underlying loan performance and uncertainty about the future of the housing market and broader economy. As a result, the current fair value of some of these securities continues to be substantially less than what we believe is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities, though we believe that the gap has narrowed somewhat.

We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance-sheet date. As U.S. macroeconomic conditions, including the housing and mortgage markets, continue to change over time, the amount of projected credit losses could also change. Significant other-than-temporary impairment amounts potentially may be recognized if economic conditions deteriorate beyond our current expectations, resulting in higher borrower defaults and/or greater loss severities realized on the disposition of the underlying properties. See Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Credit Risk — Investments.

The following table summarizes other-than-temporary impairment charges recorded by the Bank at September 30, 2009.

Other-Than-Temporarily Impaired Securities

As of September 30, 2009

(dollars in thousands)

	Duration of Unrealized Losses Prior to Impairment		Amortized		Other-Than- Temporary Impairment
	Less than 12 Months	12 Months or Greater	Cost Prior to Impairment	Fair Value	Related to Credit Loss
Held-to-Maturity Private-label MBS Backed by:

Prime	$—	$(20,651)	$72,338	$51,687	$(2,812)
Alt-A	—	(1,053,152)	2,262,065	1,208,913	(171,259)
Subprime	—	(432)	1,211	779	(119)

	$—	$(1,074,235)	$2,335,614	$1,261,379	$(174,190)

Changes in the fair value of trading securities are recorded in other (loss) income. For the three months ended September 30, 2009 and 2008, the Bank recorded net unrealized gains (losses) on trading securities of $192,000 and ($177,000) respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to (losses) gains of ($76,000) and $328,000 for the three months ended September 30, 2009 and 2008, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in losses of $273,000 and $597,000 for the three months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, the Bank recorded net unrealized gains (losses) on trading securities of $1.6 million and ($789,000), respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $653,000 and $713,000 for the nine months ended September 30, 2009 and 2008, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in losses of $860,000 and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Operating expenses for the three months and nine months ended September 30, 2009 and 2008, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Salaries, incentive compensation, and benefits	$7,753	$8,036	$26,352	$24,507
Occupancy costs	1,068	1,068	3,253	3,171
Other operating expenses	3,285	3,781	11,540	10,767

Total operating expenses	$12,106	$12,885	$41,145	$38,445

Annualized ratio of operating expenses to average assets	0.08%	0.06%	0.08%	0.06%

Third Quarter of 2009 Compared with Third Quarter of 2008. For the three months ended September 30, 2009, total operating expenses decreased $779,000 from the same period in 2008. This decrease was primarily due to a $496,000 decrease in other operating expenses and a $283,000 decrease in salaries and benefits. The decline in other operating expenses is partially due to a $251,000 decline in legal expenses and an $83,000 reduction in travel expenses. The $283,000 decrease in salaries and benefits is due primarily to a $991,000 decrease in incentive compensation due to the board of director’s decision to not implement an executive compensation plan for 2009 partially offset by a $755,000 increase in employee salaries due to vacation and severance payments from the elimination of 18 staff positions.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency, and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Housing and Economic Recovery Act of 2008 prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $1.3 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and are included in other expense.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008. For the nine months ended September 30, 2009, total operating expenses increased $2.7 million from the same period in 2008. This increase was primarily due to a $1.8 million increase in salaries and benefits and a $773,000 increase in other operating expenses. The $1.8 million increase in salaries and benefits is due primarily to increases of $2.2 million and $1.5 million in salary expenses and employee benefits, respectively, primarily attributable to the retirement of the Bank’s former chief executive officer, which was partially offset by a $1.7 million decrease in incentive compensation due to the board of director’s decision to not implement an executive compensation plan for 2009.

The $773,000 increase in other operating expenses is largely attributable to a $556,000 increase in contractual services due to the Bank’s MBS analysis software, and a $481,000 increase in director fees which was the result of an increase in the annual maximum compensation amount paid to directors. These increases were offset by a decline in legal services of $259,000.

The Finance Agency’s operating costs totaled $4.2 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.

FINANCIAL CONDITION

Advances

At September 30, 2009, the advances portfolio totaled $37.9 billion, a decrease of $19.0 billion compared with a total of $56.9 billion at December 31, 2008. This decrease was primarily in the following product types:

•      A $14.8 billion decline in fixed-rate advances

•      A $2.1 billion decrease in floating-rate advances

•      A $1.8 billion decrease in overnight advances

Reasons for the decline in member demand for advances are discussed under Primary Business Related Developments in this Item.

The following table summarizes advances outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity

(dollars in thousands)

	September 30, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$4,610	0.49%	$28,444	0.46%
Due in one year or less	16,877,384	1.53	32,363,291	2.42
Due after one year through two years	5,629,076	3.34	5,418,310	4.23
Due after two years through three years	2,828,965	4.04	4,953,624	3.27
Due after three years through four years	5,016,951	2.29	2,507,092	4.30
Due after four years through five years	1,874,020	3.90	5,119,387	2.43
Thereafter	4,889,999	4.05	5,439,874	4.13

Total par value	37,121,005	2.55%	55,830,022	2.92%

Premiums	5,464		9,279
Discounts	(20,396)		(20,883)
Hedging adjustments	830,170		1,107,849

Total	$37,936,243		$56,926,267

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At September 30, 2009, and December 31, 2008, the Bank had outstanding callable advances of $11.5 million and $5.5 million, respectively. The following table summarizes advances outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

	September 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$4,610	—%	$28,444	—%
Due in one year or less	16,877,384	45.5	32,368,791	58.0
Due after one year through two years	5,629,076	15.2	5,418,310	9.7
Due after two years through three years	2,840,465	7.6	4,948,124	8.9
Due after three years through four years	5,016,951	13.5	2,507,092	4.5
Due after four years through five years	1,867,520	5.0	5,119,387	9.2
Thereafter	4,884,999	13.2	5,439,874	9.7

Total par value	$37,121,005	100.0%	$55,830,022	100.0%

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At September 30, 2009, and December 31, 2008, the Bank had putable advances outstanding totaling $8.8 billion and $9.3 billion, respectively. The following table summarizes advances outstanding at September 30, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date

(dollars in thousands)

	September 30, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$4,610	—%	$28,444	—%
Due in one year or less	23,108,709	62.3	39,061,566	70.0
Due after one year through two years	5,026,376	13.5	4,529,960	8.1
Due after two years through three years	2,174,215	5.9	4,906,824	8.8
Due after three years through four years	4,267,101	11.5	1,599,042	2.9
Due after four years through five years	1,275,270	3.4	4,277,587	7.7
Thereafter	1,264,724	3.4	1,426,599	2.5

Total par value	$37,121,005	100.0%	$55,830,022	100.0%

The following table summarizes advances outstanding by product type at September 30, 2009, and December 31, 2008.

Advances Outstanding by Product Type

(dollars in thousands)

	September 30, 2009		December 31, 2008
		Percent of		Percent of
	Par Value	Total	Par Value	Total

Overnight advances	$571,718	1.5%	$2,350,846	4.2%

Fixed-rate advances
Long-term	11,063,120	29.8	12,866,170	23.1
Short-term	10,771,184	29.0	22,893,070	41.0
Putable	8,603,075	23.2	9,273,175	16.6
Amortizing	2,319,908	6.3	2,565,761	4.6
Callable	11,500	—	5,500	—
	32,768,787	88.3	47,603,676	85.3

Variable-rate advances
Simple variable	3,577,500	9.6	5,875,500	10.5
Putable, convertible to fixed	203,000	0.6	—	—
	3,780,500	10.2	5,875,500	10.5

Total par value	$37,121,005	100.0%	$55,830,022	100.0%

The Bank lends to member financial institutions within the six New England states. Advances are diversified across the Bank’s member institutions. At September 30, 2009, the Bank had advances outstanding to 354, or 77.0 percent, of its 460 members.  At December 31, 2008, the Bank had advances outstanding to 370, or 80.3 percent, of its 461 members.

Top Five Advance-Holding Members

(dollars in thousands)

			As of September 30, 2009			Advances Interest Income for the
						Three	Nine
				Percent of	Weighted-	Months Ended	Months Ended
			Par Value of	Total	Average	September 30,	September 30,
Name	City	State	Advances	Advances	Rate (1)	2009	2009

RBS Citizens, N.A.	Providence	RI	$8,912,798	24.0%	0.36%	$9,491	$42,706
Bank of America Rhode Island, N.A	Providence	RI	4,491,079	12.1	0.60	10,665	90,772
NewAlliance Bank	New Haven	CT	1,881,659	5.1	4.27	21,567	68,257
Webster Bank	Waterbury	CT	659,190	1.8	4.06	6,890	21,256
Washington Trust Company	Westerly	RI	636,657	1.7	4.19	7,094	21,460

(1)   Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At September 30, 2009, investment securities and short-term money-market instruments totaled $18.6 billion, compared with $18.9 billion at December 31, 2008. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2009, and December 31, 2008, the Bank’s MBS and SBA holdings represented 187 percent and 225 percent of capital, respectively.

The Bank classifies most of its investments as held-to-maturity. The following tables provide a summary of the Bank’s held-to-maturity securities, available for sale securities, and trading securities.

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	September 30, 2009			December 31, 2008
	Amortized	Carrying	Fair	Amortized	Fair
	Cost	Value	Value	Cost	Value

Certificates of deposit	$845,000	$845,000	$844,969	$565,000	$565,157
U.S. agency obligations	32,925	32,925	35,340	39,995	41,259
State or local housing-finance-agency obligations	264,390	264,390	226,928	278,128	196,122
	1,142,315	1,142,315	1,107,237	883,123	802,538

Mortgage-backed securities:
U.S. government guaranteed	124,408	124,408	122,992	11,870	12,515
Government-sponsored enterprises	4,336,059	4,336,059	4,480,526	4,384,215	4,359,784
Private-label	3,315,540	2,282,346	2,109,107	3,989,016	2,409,945
	7,776,007	6,742,813	6,712,625	8,385,101	6,782,244

Total	$8,918,322	$7,885,128	$7,819,862	$9,268,224	$7,584,782

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Certificates of deposit	$545,000	$545,000	$—	$—
Supranational banks	444,513	399,124	501,890	458,984
Corporate bonds	399,492	400,352	—	—
U.S. government corporations	277,138	236,404	334,345	275,856
Government-sponsored enterprises	117,531	102,807	164,478	143,130
State or local housing-finance-agency obligations	—	—	21,685	21,685
	1,783,674	1,683,687	1,022,398	899,655

Mortgage-backed securities
U.S. government guaranteed	18,882	18,821	—	—
Government-sponsored enterprises	635,015	627,754	322,486	314,749
	653,897	646,575	322,486	314,749

Total	$2,437,571	$2,330,262	$1,344,884	$1,214,404

Trading Securities

(dollars in thousands)

	September 30, 2009	December 31, 2008

Mortgage-backed securities
U.S. government guaranteed	$24,907	$26,533
Government-sponsored enterprises	32,695	36,663

Total	$57,602	$63,196

The Bank’s MBS investment portfolio consists of the following categories of securities as of September 30, 2009, and December 31, 2008. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2009	December 31, 2008
U.S. government-guaranteed and GSE residential mortgage-backed securities	69.4%	54.5%
Private-label residential mortgage-backed securities	28.4	43.4
Private-label commercial mortgage-backed securities	1.8	1.6
Home-equity loans	0.4	0.5

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans as of September 30, 2009, totaled $3.6 billion, a decrease of $509.0 million from the December 31, 2008, balance of $4.2 billion. The following table presents information relating to the Bank’s mortgage portfolio as of September 30, 2009, and December 31, 2008.

Mortgage Loans Held for Investment

(dollars in thousands)

	September 30, 2009	December 31, 2008
Real estate
Fixed-rate 15-year single-family mortgages	$870,224	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	2,760,839	3,107,424
Premiums	27,016	32,476
Discounts	(9,960)	(11,576)
Deferred derivative gains and losses, net	(1,925)	(1,495)

Total mortgage loans held for investment	3,646,194	4,153,887

Less: allowance for credit losses	(1,650)	(350)

Total mortgage loans, net of allowance for credit losses	$3,644,544	$4,153,537

The following table details the par value of mortgage loans held for investment at September 30, 2009, and December 31, 2008

(dollars in thousands):

	September 30, 2009	December 31, 2008

Conventional loans	$3,285,744	$3,755,215
Government-insured or guaranteed loans	345,319	379,267

Total par value	$3,631,063	$4,134,482

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

In October 2009, the board of directors approved a suspension of the activity-based stock investment requirement for participating in the MPF program, the suspension will remain in effect at the discretion of the Bank’s board of directors. Until that suspension, the related investment requirement for such participation had been 4.5 percent.

The following table presents purchases of mortgage loans during the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Nine Months Ended September 30,
	2009	2008

Conventional loans
Original MPF	$283,801	$286,409
MPF 125	3,723	61,855
MPF Plus	—	58,306
Total conventional loans	287,524	406,570

Government-insured or guaranteed loans
MPF Government	16,454	853

Total par value	$303,978	$407,423

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $1.7 million and $350,000 at September 30, 2009, and December 31, 2008, respectively. This increase was due to the continued deterioration in general economic and labor market conditions and the ongoing decline in house prices nationwide, which has resulted in a trend of increasing delinquencies in the mortgage portfolio. See Item 7 — Critical Accounting Estimates — Allowance for Loan Losses of the 2008 Annual Report on Form 10-K for a description of the Bank’s methodology for estimating the allowance for loan losses. While the Bank has not changed its base methodology for calculating the allowance for loan losses since December 31, 2008, the key variables that drive the calculation have changed to reflect the deterioration in portfolio performance and economic conditions. In particular, the loss severity estimates that the Bank applies to defaulted loans have increased to reflect the deterioration in house prices.

The following table presents the Bank’s allowance for credit losses activity (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$1,250	$125	$350	$125
Provision for credit losses	400	100	1,300	100

Balance at end of period	$1,650	$225	$1,650	$225

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at September 30, 2009, and December 31, 2008, are provided in the following tables.

Summary of Delinquent Mortgage Loans

As of September 30, 2009

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$46,473	$15,767	$62,240
60 days	13,397	7,124	20,521
90 days or more and accruing	—	18,635	18,635
90 days or more and nonaccruing	40,187	—	40,187

Total delinquencies	$100,057	$41,526	$141,583

Total par value of mortgage loans outstanding	$3,285,744	$345,319	$3,631,063

Total delinquencies as a percentage of total par value of mortgage loans outstanding	3.05%	12.03%	3.90%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	1.22%	5.40%	1.62%

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

Although the Bank’s mortgage-loan portfolio includes loans in all 50 states and the District of Columbia, states with more than a five percent concentration by outstanding principal balance of the conventional mortgage-loan portfolio are shown in the following table:

	September 30,	December 31,
	2009	2008

State concentration
Massachusetts	30%	25%
California	16	16
Connecticut	9	8

Although delinquent loans in the portfolio are throughout the United States, states with more than a five percent concentration of delinquent loans greater than 30 days by outstanding principal balance of the conventional mortgage-loan portfolio are shown in the following table:

	September 30,	December 31,
	2009	2008

State concentration
Massachusetts	24%	24%
California	24	18
Connecticut	7	7

Higher Risk Loans. The Bank’s portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank’s total conventional portfolio (11 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (40 percent by outstanding principal balance). The Bank’s allowance for loan losses reflects the expected losses associated with these higher risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of September 30, 2009.

Summary of Higher-Risk Conventional Mortgage Loans

As of September 30, 2009

(dollars in thousands)

High Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing

Subprime loans (1)	$245,427	6.46%	2.04%	4.51%
High loan-to-value loans (2)	97,665	1.77	0.81	4.31
Subprime and high loan-to-value loans (3)	9,688	4.39	0.65	9.94

Total high risk loans	$352,780	5.10%	1.66%	4.60%

(1)   Subprime loans are loans to borrowers with FICO® credit scores lower than 660.

(2)   High loan-to-value loans are loans with an estimated current loan-to-value ratio greater than 100 percent based on movements in property values in the Core-Based Statistical Areas where the property securing the loan is located.

(3)   These loans are subprime and also have a current estimated loan-to-value ratio greater than 100 percent.

The Bank’s portfolio consists solely of fixed-rate conventionally amortizing first-lien mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

Loan Modification. Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (the modification plan) for participating PFIs, which will be available until December 21, 2011 unless further extended by the MPF program. Borrowers with conventional loans secured by their primary residence that were originated prior to January 1, 2009 are eligible for the modification plan. This modification plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the modification plan. To date, there has been no activity under this modification plan.

Sale of REO Assets. During the nine months ended September 30, 2009 and 2008, the Bank sold REO assets with a recorded carrying value of $5.4 million and $3.5 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $290,000 and $61,000 on the sale of REO assets during the nine months ended September 30, 2009 and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At September 30, 2009, and December 31, 2008, outstanding COs, including both CO bonds and CO discount notes, totaled $55.7 billion and $74.7 billion, respectively. CO bonds have an initial maturity of greater than one year and are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at September 30, 2009, and December 31, 2008, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity

(dollars in thousands)

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$14,132,815	1.58%	$15,200,275	2.85%
Due after one year through two years	7,146,270	2.08	5,338,110	3.49
Due after two years through three years	2,520,780	2.66	2,598,350	3.87
Due after three years through four years	2,885,250	3.93	1,735,580	4.70
Due after four years through five years	1,649,800	3.67	2,454,000	4.06
Thereafter	3,902,700	5.16	6,005,000	5.58

Total par value	32,237,615	2.53%	33,331,315	3.71%

Premiums	65,913		80,586
Discounts	(429,185)		(1,481,762)
Hedging adjustments	208,857		323,863

Total	$32,083,200		$32,254,002

CO bonds outstanding at September 30, 2009, and December 31, 2008, include issued callable bonds totaling $5.2 billion and $9.4 billion, respectively.

The following table summarizes CO bonds outstanding at September 30, 2009, and December 31, 2008, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2009	December 31, 2008

Due in one year or less	$19,094,065	$19,800,275
Due after one year through two years	6,351,270	5,959,110
Due after two years through three years	1,655,780	2,258,350
Due after three years through four years	2,159,000	1,230,580
Due after four years through five years	769,800	1,878,000
Thereafter	2,207,700	2,205,000

Total par value	$32,237,615	$33,331,315

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 42.4 percent and 56.8 percent of outstanding COs at September 30, 2009, and December 31, 2008, respectively, but accounted for 98.2 percent and 98.0 percent of the proceeds from the issuance of COs during the nine months ended September 30, 2009 and 2008, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

The Bank’s outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

			Weighted
			Average
	Book Value	Par Value	Rate (1)

September 30, 2009	$23,644,585	$23,648,834	0.19%

December 31, 2008	$42,472,266	$42,567,305	1.59%

(1)   The CO discount notes’ weighted-average rate represents a yield to maturity.

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended September 30,
	2009		2008
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$3,850,265	0.10%	$3,791,404	1.84%
Term discount notes	22,778,368	0.23	37,524,896	2.43
Total discount notes	26,628,633	0.21	41,316,300	2.38

Bonds	31,151,614	1.90	34,948,190	3.43

Total consolidated obligations	$57,780,247	1.12%	$76,264,490	2.86%

	For the Nine Months Ended September 30,
	2009		2008
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,302,308	0.11%	$4,864,781	2.24%
Term discount notes	31,004,199	0.61	38,080,888	2.95
Total discount notes	35,306,507	0.55	42,945,669	2.87

Bonds	31,545,707	2.31	32,779,493	3.70

Total consolidated obligations	$66,852,214	1.38%	$75,725,162	3.23%

(1)   Yields are annualized.

The average balances of COs for the nine months ended September 30, 2009, were lower than the average balances for the same period in 2008, which is consistent with the decrease in total average assets, primarily short-term advances. The average balance of term CO discount notes and overnight CO discount notes decreased $7.1 billion and $562.5 million, respectively, from the prior period. Average balances of CO bonds decreased $1.2 billion from the prior period. The average balance of CO discount notes represented approximately 52.8 percent of total average COs during the nine months ended September 30, 2009, as compared with 56.7 percent of total average COs during the nine months ended September 30, 2008, and the average balance of bonds represented 47.2 percent and 43.3 percent of total average COs outstanding during the nine months ended September 30, 2009 and 2008, respectively.

Deposits

As of September 30, 2009, deposits totaled $677.7 million compared with $611.1 million at December 31, 2008, an increase of $66.7 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at September 30, 2009, and December 31, 2008.

Term Deposits Greater than $100,000

(dollars in thousands)

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$—	—%	$37,000	1.96%
Over three months through six months	990	0.72	1,000	2.98
Over six months through 12 months	950	0.20	—	—
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$28,190	3.93%	$64,250	2.89%

(1)   Represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit totaling $20.0 million with a maturity date in 2014.

Capital

The Bank is subject to a risk-based capital requirement established by the Finance Agency. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through September 30, 2009, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	September 30, 2009	December 31, 2008
Permanent capital
Class B capital stock	$3,628,894	$3,584,720
Mandatorily redeemable capital stock	90,886	93,406
Retained earnings (accumulated deficit)	136,294	(19,749)

Permanent capital	$3,856,074	$3,658,377

Risk-based capital requirement
Credit-risk capital	$472,819	$215,514
Market-risk capital	786,368	1,425,551
Operations-risk capital	377,756	492,319

Total risk-based capital requirement	$1,636,943	$2,133,384

The Bank’s credit-risk-based capital requirement, as defined by the Finance Agency’s risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and nonmortgage assets, tenor, increased by $257.3 million due to downgrades of the credit ratings of private-label MBS from December 31, 2008, to September 30, 2009.

The Bank’s market value of permanent capital to its book value of permanent capital increased from 48.3 percent at December 31, 2008, to 69.1 percent at September 30, 2009. See Part I — Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank’s market value of permanent capital is less than 85 percent of its book value of permanent capital must be added to the market-risk component of its risk-based capital requirement. As of September 30, 2009, this incremental risk-based capital total was $615.0 million. Management believes that the decline in the ratio of the Bank’s market value of permanent capital to its book value of permanent capital is temporary and will recover as liquidity returns to the MBS market allowing prices to rise, as the Bank realizes credit losses, and as the Bank accumulates retained earnings from income expected in future periods. However, management cannot predict how long MBS prices will remain depressed, and the current situation could persist for an extended period of time. Further, in the event of further credit deterioration in excess of the Bank’s expectations, realized credit losses in the Bank’s private-label MBS investments would serve to limit the recovery of capital ratios including the risk-based capital ratio.

In addition to the risk-based capital requirements, the Gramm-Leach-Bliley Act of 1999 specifies a five percent minimum leverage ratio based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements through September 30, 2009. The following table provides the Bank’s capital ratios as of September 30, 2009, and December 31, 2008.

Capital Ratio Requirements

(dollars in thousands)

	September 30, 2009	December 31, 2008
Capital ratio
Minimum capital (4% of total assets)	$2,417,934	$3,214,127
Actual capital (capital stock plus retained earnings)	3,856,074	3,658,377
Total assets	60,448,352	80,353,167
Capital ratio (permanent capital as a percentage of total assets)	6.4%	4.6%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,022,418	$4,017,658
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,784,111	5,487,565
Leverage ratio (leverage capital as a percentage of total assets)	9.6%	6.8%

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value, net of cash collateral and accrued interest, totaled $24.9 million and $28.9 million as of September 30, 2009, and December 31, 2008, respectively. Derivative liabilities’ net fair value, net of cash collateral and accrued interest, totaled $919.2 million and $1.2 billion as of September 30, 2009, and December 31, 2008, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2009, and December 31, 2008. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedged with the benchmark interest rate. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

As of September 30, 2009, and December 31, 2008

(dollars in thousands)

			September 30, 2009		December 31, 2008
		Hedge	Notional	Estimated	Notional	Estimated
Hedged Item	Derivative	Designation	Amount	Fair Value	Amount	Fair Value

Advances	Swaps	Fair value	$13,006,559	$(835,956)	$15,401,359	$(1,113,240)
	Swaps	Economic	114,250	(4,964)	111,250	(5,716)
	Caps and floors	Economic	16,500	120	66,500	294

Total associated with advances			13,137,309	(840,800)	15,579,109	(1,118,662)

Available-for-sale securities	Swaps	Fair value	907,131	(251,698)	932,131	(394,526)

Trading securities	Swaps	Economic	35,000	(1,760)	46,500	(2,413)

Consolidated obligations	Swaps	Fair value	14,951,137	206,910	14,190,223	321,139

Deposits	Swaps	Fair value	20,000	5,227	20,000	6,414

Member intermediated	Caps and floors	Not applicable	—	—	15,000	—

Total			29,050,577	(882,121)	30,782,963	(1,188,048)

Mortgage delivery commitments (1)			4,249	27	32,672	(365)
Forward contracts			—	—	10,000	(133)

Total derivatives			$29,054,826	(882,094)	$30,825,635	(1,188,546)

Accrued interest				1,711		89,788
Cash collateral				(13,972)		(46,101)

Net derivatives				$(894,355)		$(1,144,859)

Derivative asset				$24,894		$28,935
Derivative liability				(919,249)		(1,173,794)

Net derivatives				$(894,355)		$(1,144,859)

(1)   Mortgage-delivery commitments are classified as derivatives pursuant to SFAS 149, with changes in fair value recorded in other income.

The following four tables provide a summary of the Bank’s hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $28.0 billion, representing 96.2 percent of all derivatives outstanding as of September 30, 2009. Economic hedges are not included within the four tables below.

Fair Value Hedge Relationships of Advances

By Year of Contractual Maturity

As of September 30, 2009

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
				Fair Value		Receive	Pay
			Hedged	Adjustment		Floating	Fixed	Net Receive
Maturity	Notional	Fair Value	Amount	(1)	Advances	Rate	Rate	Result

Due in one year or less	$2,706,524	$(59,287)	$2,706,524	$59,068	4.64%	0.41%	4.58%	0.47%
Due after one year through two years	2,591,550	(119,063)	2,591,550	118,369	4.28	0.41	4.16	0.53
Due after two years through three years	1,564,450	(112,853)	1,564,450	112,531	4.42	0.40	4.34	0.48
Due after three years through four years	1,688,810	(106,939)	1,688,810	106,685	3.78	0.44	3.67	0.55
Due after four years through five years	711,050	(64,460)	711,050	64,262	4.41	0.42	4.23	0.60
Thereafter	3,744,175	(373,354)	3,744,175	369,255	3.97	0.42	3.83	0.56

Total	$13,006,559	$(835,956)	$13,006,559	$830,170	4.22%	0.41%	4.11%	0.52%

(1)   The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)   The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2009.

Fair Value Hedge Relationships of Advances

By Year of Contractual Maturity or Next Put Date for Putable Advances

As of September 30, 2009

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
				Fair Value		Receive	Pay
Maturity or Next Put				Adjustment		Floating	Fixed	Net Receive
Date	Notional	Fair Value	Hedged Amount	(1)	Advances	Rate	Rate	Result

Due in one year or less	$8,915,099	$(578,622)	$8,915,099	$573,415	4.35%	0.41%	4.22%	0.54%
Due after one year through two years	2,014,850	(100,299)	2,014,850	99,899	3.69	0.43	3.61	0.51
Due after two years through three years	909,700	(67,369)	909,700	67,160	4.24	0.41	4.20	0.45
Due after three years through four years	935,710	(68,900)	935,710	69,013	4.04	0.44	3.98	0.50
Due after four years through five years	112,300	(7,027)	112,300	7,006	4.18	0.41	3.96	0.63
Thereafter	118,900	(13,739)	118,900	13,677	4.85	0.42	4.91	0.36

Total	$13,006,559	$(835,956)	$13,006,559	$830,170	4.22%	0.41%	4.11%	0.52%

(1)   The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)   The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2009.

Fair Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity

As of September 30, 2009

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds & Discount Notes			Derivatives
				Fair Value			Pay
				Adjustment	CO Bonds	Receive	Floating	Net Pay
Year of Maturity	Notional	Fair Value	Hedged Amount	(1)	& DNs	Fixed Rate	Rate	Result

Due in one year or less	$7,097,453	$39,544	$7,097,453	$(40,790)	1.32%	1.34%	0.16%	0.14%
Due after one year through two years	2,910,000	25,543	2,910,000	(25,660)	1.48	1.48	0.37	0.37
Due after two years through three years	1,360,000	5,576	1,360,000	(5,728)	2.03	2.06	0.27	0.24
Due after three years through four years	1,480,250	54,356	1,480,250	(54,793)	3.29	3.31	0.26	0.24
Due after four years through five years	706,000	6,442	706,000	(6,777)	2.86	2.88	0.35	0.33
Thereafter	1,397,433	75,449	1,397,433	(77,956)	4.51	4.52	0.65	0.64

Total	$14,951,136	$206,910	$14,951,136	$(211,704)	1.98%	2.00%	0.28%	0.26%

(1)   The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)   The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

Fair Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations

As of September 30, 2009

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds & Discount Notes			Derivatives
				Fair Value			Pay
Maturity or Next Call				Adjustment	CO Bonds	Receive	Floating	Net Pay
Date	Notional	Fair Value	Hedged Amount	(1)	& DNs	Fixed Rate	Rate	Result

Due in one year or less	$9,235,136	$43,655	$9,235,136	$(45,443)	1.64%	1.66%	0.15%	0.13%
Due after one year through two years	2,910,000	25,576	2,910,000	(25,628)	1.51	1.51	0.36	0.36
Due after two years through three years	825,000	4,739	825,000	(4,754)	1.93	1.97	0.39	0.34
Due after three years through four years	805,000	52,997	805,000	(53,288)	4.03	4.08	0.37	0.32
Due after four years through five years	341,000	5,993	341,000	(6,120)	2.94	3.00	0.68	0.62
Thereafter	835,000	73,950	835,000	(76,471)	5.05	5.06	1.09	1.08

Total	$14,951,136	$206,910	$14,951,136	$(211,704)	1.98%	2.00%	0.28%	0.26%

(1)   The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)   The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the Bank’s members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Members

(dollars in thousands)

			September 30, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,870,577	13.3%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	920,260	3.2

(1)   The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations of the 2008 Annual Report on Form 10-K. The Bank’s equity capital resources are governed by the Bank’s capital plan, which is described under Capital below.

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

External sources of liquidity, each of which is more fully described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity in the 2008 Annual Report on Form 10-K, and neither of which had been drawn upon as of September 30, 2009, include:

•      the GSECF, which is a lending agreement the Bank has entered into with the U.S. Treasury pursuant to which the U.S. Treasury has agreed to make disbursements to the Bank in exchange for certain eligible collateral; and

•      a P&I Funding Contingency Plan Agreement (the P&I Agreement) pursuant to which in the event the Bank does not fund its principal and interest payments under a CO by certain deadlines, the other FHLBanks will be obligated to fund such shortfall.

The Bank’s long-term funding costs have improved during the first nine months of 2009 relative to the higher long-term funding costs experienced in 2008 which were experienced due to the credit crisis and government responses thereto. The improvement in long-term funding costs is due in part to lower demand by the FHLBanks for proceeds of CO debt issuances primarily due to declining advances balances, continued purchases of GSE debt by the Federal Reserve Bank of New York pursuant to the GSE debt-purchase initiative, described under Recent Legislative and Regulatory Developments in this Item; improved investor demand for long-term CO bonds both through negotiated transactions and public issuances, where such public issuances were limited during the second half of 2008 due to investor preference for short-term investments at that time. The FHLBanks issued a total of $349.1 billion par value of CO bonds during the nine months ended September 30, 2009, an increase of $11.6 billion over the $337.5 billion par value issued during the nine months ended December 31, 2008.

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

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank’s capital plan. Although the Bank has the discretion to repurchase excess capital stock subject to certain regulatory and capital plan limitations, the Bank continues its moratorium on all excess stock repurchases, which moratorium has been in effect since December 8, 2008 to help preserve the Bank’s capital in light of the various challenges to the Bank, including the growth in other comprehensive losses arising primarily from the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments. During the nine months ended September 30, 2009, the Bank repurchased capital stock totaling $1.5 million, which represented excess stock repurchase requests that were already outstanding at the time the Bank announced its moratorium on excess stock repurchases.

Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $90.9 million and $93.4 million at September 30, 2009, and December 31, 2008, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of September 30, 2009, and December 31, 2008 (dollars in thousands):

Anticipated Stock-Redemption Period	September 30, 2009	December 31, 2008

Due in less than one year	$4,195	$4,185
Due after one year through two years	93	103
Due after two years through three years	—	—
Due after three years through four years	86,367	2,520
Due after four years through five years	231	86,598

Total mandatorily redeemable capital stock	$90,886	$93,406

Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that the member continues to meet its total stock-investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements as well as any other applicable laws and regulations. In the event that the Finance Agency were to deem the Bank to be other than adequately capitalized, the Bank would not be permitted to honor redemption requests at the expiration of their respective notice periods without the permission of the Finance Agency.

The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or the termination of the related activity. If activity-based stock becomes excess capital stock as a result of the termination of the related activity, the Bank may, in its sole discretion, repurchase the excess activity-based stock prior to the expiration of the five-year redemption notice period, provided that it would continue to meet its minimum regulatory capital requirements after the redemption. However, the moratorium on excess stock repurchases discussed above continues, and the Bank cannot predict when the moratorium will be lifted.

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

At September 30, 2009, and December 31, 2008, members and nonmembers with capital stock outstanding held $1.5 billion and $677.3 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of September 30, 2009, and December 31, 2008 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

September 30, 2009	$576,307	$1,667,391	$2,243,719	$3,719,780	$1,476,061

December 31, 2008	530,263	2,470,559	3,000,843	3,678,126	677,283

(1)     Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target and Dividends. The Bank’s current retained earnings target is estimated at $925 million, a target adopted in connection with the Bank’s Revised Operating Plan to preserve capital in light of the various challenges to the Bank, including the growth in accumulated other comprehensive losses primarily related to the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments. The Bank monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model in an effort to better reflect trends and risks to the Bank’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the Bank’s portfolio of private-label MBS. Management expects that the retained earnings target will be sensitive to changes in the Bank’s risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. Management has analyzed the Bank’s propensity to meet the retained earnings target as it evolves over a five-year horizon under various operating scenarios, including a more pessimistic scenario, and in each case, the analysis projects that the retained earnings target will be met within that time horizon.

At September 30, 2009, the Bank had retained earnings of $136.3 million. The Bank has adopted a dividend payout restriction under which the Bank may pay up to 50 percent of the prior quarter’s net income while the Bank’s retained earnings are less than its targeted retained earnings level. However, the Bank does not expect to pay dividends in 2009 irrespective of quarterly performance as part of its strategy to preserve capital.

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

Capital Requirements

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least 4.0 percent of its total assets, (2) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. In addition, the Finance Agency has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes. At September 30, 2009, the Bank had a total capital to assets ratio of 6.4 percent, a leverage capital to assets ratio of 9.6 percent, and a risk-based capital requirement of $1.6 billion, which was satisfied by the Bank’s permanent capital of $3.9 billion. At December 31, 2008, the Bank had a total capital-to-assets ratio of 4.6 percent, a leverage capital-to-assets ratio of 6.8 percent, and a risk-based capital requirement of $2.1 billion, which was satisfied by the Bank’s permanent capital of $3.7 billion. Permanent capital is defined as total capital stock outstanding, including mandatorily redeemable capital stock, plus retained earnings. See Financial Condition — Capital in this Item for discussion concerning the increase in the Bank’s risk-based capital requirement.

As discussed under Recent Legislative and Regulatory Developments in this Item, the capital rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The capital rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. As of September 30, 2009, the Director of the Finance Agency determined that the Bank was adequately capitalized for the quarter ended June 30, 2009. The Director of the Finance Agency has not yet determined the Bank’s capital classification for the period covered by this report.

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

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). Due to the net loss for the nine months ended September 30, 2009, the Bank has no AHP or REFCorp assessments for the nine months ended September 30, 2009. See Item 1 — Business — Assessments of the 2008 Annual Report on Form 10-K for additional information regarding REFCorp and AHP assessments.

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

As of September 30, 2009, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements, except as described below.

Other-Than-Temporary Impairment of Investment Securities

The Bank evaluates held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. This evaluation requires management judgment and a consideration of many factors, including but not limited to the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, an analysis of cash flows based on default and prepayment assumptions, and external credit ratings. Although external rating agency action or a change in a security’s external rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

For debt securities, FASB authoritative guidance requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized. If the present value of cash flows expected to be collected (discounted at the security’s effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered. The Bank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of the cash flows expected to be collected from the security (discounted at the security’s effective yield) with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, the Bank’s management evaluates other factors that may be indicative of other-than-temporary impairment. Depending on the type of security, these include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations, and the security’s performance. If either the Bank’s initial analysis identifies securities at risk of other-than-temporary impairment or the security is a private-label MBS, the Bank performs additional testing of these investments.

At-risk securities and all private-label residential MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions that are typically based on the structure of the security and certain economic assumptions, such as geographic housing prices, delinquency and default rates, loss severity on the collateral supporting the Bank’s security, based on underlying loan level borrower and loan characteristics, and prepayment speeds while factoring in the underlying collateral and credit enhancement. The projected cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security.

The Bank has completed its other-than-temporary impairment analysis for its private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by an FHLBank System other-than-temporary impairment governance committee (the Governance Committee) for its cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The Governance Committee was formed by the FHLBanks to effect consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the Finance Agency. Each of the Governance Committee and the related guidance provided by the Finance Agency is described in greater detail under Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments in the Bank’s report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 12, 2009. The modeling assumptions, inputs, and methodologies are material to the determination of other-than-temporary impairment. Accordingly, management has reviewed the assumptions approved by the Governance Committee and determined that they are reasonable. However, any changes to the assumptions, inputs, or methodologies for the other-than-temporary impairment analyses as described in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.

Also in accordance with related Finance Agency guidance, the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for certain of its residential private-label MBS, as described in Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities. The Bank has tested the results of the FHLBank of San Francisco and the FHLBank of Chicago’s cash-flow modeling based on the Bank’s internal modeling and determined that these results are reasonable. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank’s MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. These analyses are based on the expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security’s credit-support structure to monitor credit-enhancement sufficiency to protect the Bank’s investment. Model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral to fully return all contractual cash flows. For securities that have credit insurance from third parties, the Bank performs a qualitative assessment as to the ability of the respective insurer to cover any projected shortfall of principal or interest for the security as further discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected, discounted at the security’s effective yield, and the amortized cost basis) exists, but the Bank does not intend to sell the debt security and it is not likely that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (that is, the amortized cost basis less any current-period credit loss), the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. If the Bank’s cash-flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. If the Bank determines that an other-

than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less than other-than-temporary impairment recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

Significant inputs to the analyses of these securities include projected prepayment rates, default rates and loss severities. Since December 31, 2008, the Bank has used assumptions that reduce its projections of prepayment rates and increase its projections of default rates and loss severities for the loan underlying these securities, including the quarter covered by this report. The Bank has used increasingly stressful assumptions this quarter despite some signs of economic recovery based on trends impacting the underlying loans; such trends including continued rising unemployment, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

See Part I — Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional information related to management’s other-than-temporary impairment analysis for the current period.

In addition to evaluating the risk-based selection of its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario that was determined by the Governance Committee. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the base-case scenario, the housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next nine to 15 months per the respective states and CBSAs. Thereafter, home prices are projected to increase zero percent in the first six months, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to worsen from the base-case scenario by an incremental five percent, resulting in a current-to-trough price decline range of five percent to 25 percent over the next nine to 15 months. Thereafter, home prices were projected to increase 0.0 percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year.

The following table represents the impact to credit-related other-than-temporary impairment in a housing price scenario that delays recovery of the housing price index (HPI), compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions (dollars in thousands):

	Credit Losses as Reported			Pro-forma Results - Adverse HPI Scenario
For the Quarter Ended September 30, 2009	Number of Securities	Par Value	Credit- Related OTTI in Net Income	Number of Securities	Par Value	Credit - Related OTTI

Prime	2	$74,520	$(2,812)	5	$102,140	$(5,843)

Alt-A	94	2,482,916	(171,259)	102	2,616,726	(284,802)

Subprime	1	1,356	(119)	3	2,877	(270)

Total private-label MBS	97	$2,558,792	$(174,190)	110	$2,721,743	$(290,915)

Fair-Value Estimates

In an effort to achieve consistency among all of the FHLBanks, the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair-value methodology for private-label MBS that all FHLBanks could adopt. In this regard, the Bank changed the methodology used to estimate the fair value of private-label MBS during the quarter ended September 30, 2009. Under the methodology approved by the MBS Pricing Governance Committee, the Bank requests prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (that is prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In adopting this common methodology, each FHLBank remains responsible for the selection and application of its fair-value methodology and the reasonableness of assumptions and inputs used. Prior to the quarter ended September 30, 2009, the Bank had used a single third-party vendor for pricing of private-label MBS. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its MBS.

RECENT ACCOUNTING DEVELOPMENTS

See Part I — Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on the Bank’s recent accounting developments.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Final Regulation Regarding FHLBank Capital Classification and Critical Capital Levels

On August 4, 2009, the Finance Agency issued a final regulation on capital classifications and critical capital levels for the FHLBanks that became effective that same day. The capital rule adopted the interim final rule on capital classifications and critical capital levels for the FHLBanks with minor changes thereto. Accordingly, the capital rule essentially entails the same risks for the Bank as the interim capital rule, whose risks are described in each of Item 1A — Risk Factors - The Bank is Subject to a Complex Body of Laws and Regulations, Which Could Change in a Manner Detrimental to the Bank’s Operations and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Requirements in the 2008 Annual Report on Form 10-K.

The capital rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The capital rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank.

Final Regulation on FHLBank Board of Director Elections and Director Eligibility

On October 7, 2009, the Finance Agency issued a final regulation on FHLBank director elections and director eligibility, which largely adopts the interim final regulation issued by the Finance Agency on September 28, 2008, certain provisions of which are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments in the 2008 Annual Report on Form 10-K. Substantive changes of note in the final regulation from the interim final regulation include:

•      each FHLBank’s board of directors must annually determine how many of its independent directors should be designated public interest directors, provided that each FHLBank must at all times have at least two public interest directors;

•      when an FHLBank’s board of directors fills a vacancy on the board, the institution at which the candidate serves as an officer or director must be a member of that FHLBank at the time the individual is elected by the board; and

•      if an FHLBank’s board of directors nominates more persons for the independent directorship to be filled than there are directorships to be filled in the election, then the person with the highest number of votes to be declared, is elected, even if the total received is less than 20 percent of the eligible votes.

The final rule became effective on November 6, 2009.

Proposed Regulation Regarding Restructuring the Office of Finance

On August 4, 2009, the Finance Agency issued a proposed regulation regarding the restructuring of the board of directors of the Office of Finance with a comment deadline of November 4, 2009. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by regulations of the Finance Agency. In its announcement the Finance Agency stated that its experience with the FHLBank System and with the combined financial reports prepared for the FHLBank system by the Office of Finance during the recent period of market stress suggests that the Office of Finance and the FHLBank system could benefit from a reconstituted and strengthened board. The proposed regulation is intended to achieve that by increasing the size of the board and having it be comprised of the 12 FHLBank presidents and three to five independent directors; providing for the creation of other committees; and setting a method for electing independent directors along with setting qualifications for these directors. Under the proposed rule, the audit committee would be charged with oversight of greater consistency in accounting policies and procedures by the FHLBanks which the Finance Agency has stated is intended to enhance the value of the combined financial reports of the Office of Finance.

Proposed Regulation on FHLBank Director Compensation

On October 23, 2009, the Finance Agency issued a proposed regulation on FHLBank directors’ compensation and expenses with a comment deadline of December 7, 2009. The proposed regulation would allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable.

Finance Agency Advisory Bulletin on Executive Compensation Principles

On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that: such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; a significant percentage of executive incentive-based compensation should be tied to the Bank’s longer-term condition and performance and outcome-indicators; a significant percentage of executive incentive-based compensation that is linked to the Bank’s financial performance should be deferred and made contingent upon performance over several years; and the board of directors should promote accountability and transparency in the process of setting compensation.

Federal Reserve Board GSE Debt Purchase Initiative

On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. On November 4, 2009, the Federal Reserve Board announced that it will cease purchasing such debt when the aggregate purchases reach $175 billion. Through October 31, 2009, the Federal Reserve Bank of New York has purchased approximately $141.6 billion in such term debt, of which approximately $30.1 billion was FHLBank term debt. See Liquidity and Capital Resources in this item for a discussion of this initiative’s impact on the Bank.

Proposed Financial Regulatory System Reorganization.

On June 17, 2009, President Barack Obama issued a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the Treasury Department and the Department of Housing and Urban Development to analyze the future of the FHLBanks, along with Fannie Mae and Freddie Mac with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. Since that time, various versions of proposed regulatory restructuring for the federal financial institution regulators have been introduced in the House and Senate as well as legislation addressing matters such as: (1) establishment of a consumer  financial products safety commission; (2) regulatory requirements for derivatives transactions; (3) systemic risk regulation;  (4) regulatory consolidation; (5) GSE reform; and (6) executive compensation. The Bank is unable to predict what versions of such legislation will ultimately be passed and therefore is unable to predict the impact of such legislation on the Bank or its members’ activity with the Bank.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $973.6 billion at September 30, 2009, and $1.3 trillion at December 31, 2008.

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

Throughout 2008 and continuing into the first nine months of 2009, the overall performance and financial condition of the Bank’s membership weakened as the broader economy deteriorated, leading to increases in delinquent and nonperforming loans, significant loan loss provisions, losses in investment securities portfolios, and the impact of increased deposit insurance premiums. The Bank’s membership reported an aggregate loss of $320.7 million for the six-month period ended June 30, 2009. This followed an aggregate net loss of $1.3 billion for 2008. Average nonperforming assets for depository institution members increased from 0.91 percent of total assets as of December 31, 2008, to 1.42 percent of assets as of June 30, 2009. The average ratio of tangible capital to assets among the membership increased from 8.09 percent as of December 31, 2008, to 9.67 percent as of June 30, 2009. Through the 21-month period ending September 30, 2009, there were no failures or defaults among the Bank’s membership. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member’s obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank’s results of operations and financial condition.

Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories as shown below: blanket-collateral status, listing-collateral status, or delivery-collateral status.

•      The Bank assigns members that it has determined are in good financial condition to blanket-lien status.

•      Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member’s assets. This limit may be waived by the president of the Bank after considering factors such as the member’s credit rating, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of assets are placed in listing-collateral status.

•      The Bank assigns members that it has determined are financially weak to delivery-collateral status. The Bank also assigns all insurance company members that have an NRSRO long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, and all housing associates to delivery-collateral status.

The assignment of a member to a collateral-status category reflects the Bank’s increasing level of control over the collateral pledged by the member as a member’s financial condition deteriorates. When the Bank classifies a member as being in blanket-lien status, the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in blanket-lien status must specifically list with the Bank all mortgage-loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage-loan collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank, the Bank’s approved safekeeping agent, or held by a member’s securities corporation in a custodial account at the Bank. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank’s approved safekeeping agent.

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

Advances outstanding to borrowers in blanket-lien status at September 30, 2009, totaled $31.2 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $63.3 billion as of September 30, 2009. Of this total, $6.6 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $1.7 billion of securities are held by borrowers’ securities corporations, and $18.8 billion of residential mortgage loans have been pledged by borrowers’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at September 30, 2009, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of September 30, 2009

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral (1)	Ratio of Collateral to Advances

Listing-collateral status	23	$5,043,658	$11,968,794	237.3%
Delivery-collateral status	29	849,200	1,430,803	168.5

Total par value	52	$5,892,858	$13,399,597	227.4%

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

Collateral by Pledge Type

As of September 30, 2009

(dollars in thousands)

Amount of Collateral

Collateral pledged under blanket lien	$51,260,275
Collateral specifically listed and identified	9,543,559
Collateral delivered to the Bank	19,417,853

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk — Investments. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At September 30, 2009, the Bank’s unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $10.4 billion to 19 counterparties and issuers, of which $1.4 billion was for certificates of deposit, $7.8 billion was for federal funds sold, and $1.2 billion was for debentures. As of September 30, 2009, there were five counterparties or issuers that individually accounted for at least 10 percent or more of the Bank’s total unsecured credit exposure of $10.4 billion. These counterparties accounted for a total of 51.3 percent of total unsecured credit exposure.

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

Credit ratings on these investments as of September 30, 2009, are provided in the following table.

Credit Ratings of Investments at Carrying Value

As of September 30, 2009

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated

Money-market instruments (2):
Interest-bearing deposits	$125	$—	$—	$—	$—	$—
Certificates of deposit	—	1,040,000	350,000	—	—	—
Federal funds sold	—	4,845,000	2,985,000	—	—	—
Securities purchased under agreements to resell	—	—	—	—	—	500,000

Investment securities:
U.S. agency obligations	32,925	—	—	—	—	—
U.S. government corporations	236,404	—	—	—	—	—
Government-sponsored enterprises	102,807	—	—	—	—	—
Supranational banks	399,124	—	—	—	—	—
Corporate bonds	400,352	—	—	—	—	—
State or local housing-finance-agency obligations	29,938	178,248	2,684	51,410	—	2,110
GSE MBS	5,164,644	—	—	—	—	—
Private-label MBS	401,752	161,053	189,885	142,251	1,356,745	—
ABS backed by home-equity loans	19,947	3,034	—	948	6,731	—

Total investments	$6,788,018	$6,227,335	$3,527,569	$194,609	$1,363,476	$502,110

(1)   Ratings are obtained from Moody’s, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.

(2)   The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank’s below investment grade securities as of September 30, 2009 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value

As of September 30, 2009

(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade

Private-label MBS	$200,370	$337,073	$672,128	$123,559	$23,615	$1,356,745
ABS backed by home-equity loans	433	5,019	1,279	—	—	6,731

Total	$200,803	$342,092	$673,407	$123,559	$23,615	$1,363,476

Of the Bank’s $8.9 billion in par value of MBS and ABS investments at September 30, 2009, $3.7 billion in par value are private-label MBS. Of this amount, $3.1 billion in par value are securities backed primarily by Alt-A loans, while $623.7 million in par value are backed primarily by prime loans. Only $32.3 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBank governance committee in accordance with the related Finance Agency guidance. See Item 2 — Critical Accounting Estimates — Other-Than-Temporary Impairment of Securities for additional information on the FHLBank governance committee and related Finance Agency guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank to have collateral that is Alt-A in nature, while that same collateral is held as Prime by S&P. Accordingly, these bonds have been modeled at the more punitive credit assumptions applied to Alt-A collateral. One of these bonds, with a total par value of $48.5 million as of September 30, 2009, was deemed to be other than temporarily impaired as of September 30, 2009. These bonds are reported as Prime in the various tables. In addition, four prime collateral bonds, holding $38.1 million in par value as of September 30, 2009, were viewed as Alt-A under certain credit performance thresholds outlined in the FHLBank System wide modeling assumptions provided by the FHLBank governance committee in accordance with related Finance Agency guidance. One of these bonds, with a total par value of $26.1 million, was deemed to be other-than-temporarily impaired as of September 30, 2009. It likewise is classified as Prime in the various tables. The Bank does not hold any collateralized debt obligations.

The following table stratifies the Bank’s private-label MBS by credit rating.

Credit Ratings of Private-Label MBS at Amortized Cost

As of September 30, 2009

(dollars in thousands)

Investment Grade	Amortized Cost	Net Unrealized Losses	Weighted Average Collateral Delinquency % (1)
ABS backed by home equity loans:
Subprime AAA	$19,946	$(6,084)	26.97%
Subprime AA	3,035	(1,087)	32.27
Subprime BBB	1,216	(635)	23.92
Subprime BB	433	(115)	13.56
Subprime B	5,019	(1,710)	20.73
Subprime CCC	2,060	(665)	32.79

Total ABS backed by home equity loans	31,709	(10,296)	26.68

Private-label residential MBS:
Prime AAA	144,053	(26,753)	7.70
Prime AA	54,066	(11,027)	7.97
Prime A	47,318	(3,964)	7.06
Prime BBB	12,009	(5,179)	27.79
Prime BB	171,235	(35,470)	12.43
Prime B	19,902	(2,431)	13.31
Prime CCC	32,671	(8,510)	18.59
Alt-A AAA	121,381	(31,563)	18.37
Alt-A AA	109,489	(44,240)	18.59
Alt-A A	151,823	(60,997)	31.95
Alt-A BBB	134,981	(63,833)	33.20
Alt-A BB	61,727	(23,876)	39.90
Alt-A B	576,641	(244,200)	44.99
Alt-A CCC	1,237,983	(534,236)	43.16
Alt-A CC	211,919	(57,721)	43.95
Alt-A D	60,315	(36,700)	45.25

Total private-label residential MBS	3,147,513	(1,190,700)	36.64

Private-label commercial MBS:
Prime AAA	136,318	(5,631)	3.63

Total private-label MBS	$3,315,540	$(1,206,627)	35.34%

(1)          Represents loans that are 60 days or more delinquent.

The following two tables provide a summary of credit ratings downgrades that have occurred during the period from October 1, 2009, through October 31, 2009, for the Bank’s private-label MBS.

Private-Label MBS Ratings Downgrades

During the Period from October 1, 2009, through October 31, 2009

(dollars in thousands)

	To BBB		To Below Investment Grade		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Downgraded from A
Private-label residential MBS	$6,803	$8,277	$—	$—	$6,803	$8,277

Investment Securities

Downgraded and/or Placed on Negative Watch

from October 1, 2009 through October 31, 2009

(dollars in thousands)

	Based on Carrying Value as of September 30, 2009
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch

Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade:
Triple-C	$57,309	$—	$—
Percentage of total private-label residential MBS	2.7%	—%	—%

The following table stratifies the Bank’s private-label MBS by collateral type at September 30, 2009, and December 31, 2008.

Characteristics of Private-Label MBS by Type of Collateral

Par Values as of September 30, 2009, and December 31, 2008

(dollars in thousands)

	September 30, 2009			December 31, 2008
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$20,592	$466,764	$487,356	$38,662	$563,229	$601,891
Alt-A	93,844	2,965,395	3,059,239	121,315	3,471,077	3,592,392
Total private-label residential MBS	114,436	3,432,159	3,546,595	159,977	4,034,306	4,194,283

Private-label commercial MBS
Prime	136,392	—	136,392	144,311	—	144,311

ABS backed by home equity loans
Prime	—	—	—	—	4,341	4,341
Subprime	16,838	15,433	32,271	16,495	18,717	35,212
Total ABS backed by home equity loans	16,838	15,433	32,271	16,495	23,058	39,553

Total par value of private-label MBS	$267,666	$3,447,592	$3,715,258	$320,783	$4,057,364	$4,378,147

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2009, are stratified by year of issuance of the security, including private-label commercial MBS.

Par Value of Private-Label MBS and

Home Equity Loan Investments by Year of Securitization

At September 30, 2009

(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2007	$—	$—	$—	$—	$135,841	$135,841
2006	—	—	42,162	—	26,057	68,219
2005	16,657	4,512	—	—	58,013	79,182
2004 and prior	127,504	49,557	5,156	12,009	9,888	204,114
Total residential MBS prime	144,161	54,069	47,318	12,009	229,799	487,356

Alt-A
2007	29,899	—	—	—	841,607	871,506
2006	—	—	36,474	—	1,270,090	1,306,564
2005	74,861	75,001	91,368	126,196	429,629	797,055
2004 and prior	16,621	34,491	24,165	8,837	—	84,114
Total residential MBS Alt-A	121,381	109,492	152,007	135,033	2,541,326	3,059,239

Total private-label residential MBS

Home equity loans
Subprime
2004 and prior	19,947	3,035	—	1,216	8,073	32,271

Private-label commercial MBS
Prime
2004 and prior	136,392	—	—	—	—	136,392

Total prime	280,553	54,069	47,318	12,009	229,799	623,748

Total Alt-A	121,381	109,492	152,007	135,033	2,541,326	3,059,239

Total subprime	19,947	3,035	—	1,216	8,073	32,271

Total private-label MBS	$421,881	$166,596	$199,325	$148,258	$2,779,198	$3,715,258

The following table provides additional information related to the Bank’s below investment grade MBS as shown in the table above.

Par Value of Private-Label MBS and

ABS Backed by Home Equity Loan Investments by Year of Securitization

For Securities Rated Below Investment Grade

At September 30, 2009

(dollars in thousands)

	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade
Private-label residential MBS
Prime
2007	$115,964	$19,877	$—	$—	$—	$135,841
2006	—	—	26,057	—	—	26,057
2005	48,463	—	9,550	—	—	58,013
2004 and prior	9,863	25	—	—	—	9,888
Total residential MBS prime	174,290	19,902	35,607	—	—	229,799

Alt-A
2007	14,198	145,684	521,567	160,158	—	841,607
2006	10,777	373,414	734,496	62,534	88,869	1,270,090
2005	38,243	111,376	234,302	45,708	—	429,629
Total residential MBS Alt-A	63,218	630,474	1,490,365	268,400	88,869	2,541,326

Total private-label residential MBS	237,508	650,376	1,525,972	268,400	88,869	2,771,125

ABS backed by home equity loans
Subprime
2004 and prior	433	5,019	2,621	—	—	8,073

Total private-label MBS	$237,941	$655,395	$1,528,593	$268,400	$88,869	$2,779,198

The following table stratifies the Bank’s private-label MBS by fair value as a percent of par value through September 30, 2009.

Fair Value as a Percent of Par Value by Year of Securitization

	September 30	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Private-label residential MBS
Prime
2007	85%	82%	82%	79%	92%
2006	86	81	74	82	92
2005	64	58	52	54	81
2004	77	66	66	68	87
2003 and prior	84	82	84	81	93
Total prime	80	75	74	74	90

Alt-A
2007	50	46	46	52	68
2006	47	43	43	47	63
2005	58	52	50	54	73
2004	63	54	52	53	76
2003 and prior	82	79	80	79	91
Total Alt-A	51	47	46	51	67

Total private-label residential MBS	55%	51%	50%	54%	71%

ABS backed by home equity loans
Subprime
2004	66	76	75	77	77
2003 and prior	66	53	55	71	84
Total subprime	66	56	58	72	83

Private-label commercial MBS
Prime
2003 and prior	96%	90%	84%	83%	96%

Total prime	83%	78%	76%	76%	91%

Total Alt-A	51%	47%	46%	51%	67%

Total subprime	66%	56%	58%	72%	83%

Total private-label MBS	57%	52%	51%	55%	72%

The following table shows the summary credit enhancements associated with the Bank’s residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of September 30, 2009, reflect the percentage of subordinated class outstanding balance as of September 30, 2009, to the Bank’s senior class holding outstanding balances as of September 30, 2009, weighted by the par value of the Bank’s respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of September 30, 2009, are indicative of the ability of subordinated classes to absorb loan collateral, lost principal, and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank’s credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank’s investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of September 30, 2009

(dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Weighted Average Market Price	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support	Weighted Average Collateral Delinquency (1)
Private-label residential MBS:
Prime
2007	$135,841	$134,880	$115,762	85.22%	10.48%	11.80%	5.26%	8.51%
2006	68,219	65,303	58,916	86.36	11.14	12.43	8.75	9.98
2005	79,182	77,080	50,594	63.90	20.97	23.21	11.96	19.15
2004 and prior	204,114	203,991	162,648	79.68	7.01	15.22	4.71	9.55
Total prime	487,356	481,254	387,920	79.60	10.82	15.17	4.71	10.88

Alt-A
2007	871,506	724,881	437,323	50.18	25.66	21.34	—	46.63
2006	1,306,564	1,101,120	616,937	47.22	27.17	23.61	—	45.81
2005	797,055	756,144	458,734	57.55	26.88	28.87	6.59	28.48
2004 and prior	84,114	84,114	56,093	66.69	12.23	22.64	7.25	17.15
Total Alt-A	3,059,239	2,666,259	1,569,087	51.29	26.25	24.31	—	40.74

Total private-label residential MBS	3,546,595	3,147,513	1,957,007	55.18	24.13	23.05	—	36.64

ABS backed by home equity loans:
Subprime
2004 and prior	32,271	31,709	21,413	66.35	9.34	41.08	—	26.68

Private-label commercial MBS
Prime
2004 and prior	136,392	136,318	130,687	95.82	21.32	26.34	14.01	3.63

Total prime	623,748	617,572	518,607	83.14	13.12	17.62	4.71	9.29

Total Alt-A	3,059,239	2,666,259	1,569,087	51.29	26.25	24.31	—	40.74

Total subprime	32,271	31,709	21,413	66.35	9.34	41.08	—	26.68

Total private-label MBS	$3,715,258	$3,315,540	$2,109,107	56.77%	23.90%	23.33%	—%	35.34%

(1)          Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position

As of September 30, 2009

(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	September 30, 2009 % AAA	October 31, 2009 % AAA	October 31, 2009 % Investment Grade	October 31, 2009 % Below Investment Grade	October 31, 2009 % Watch List
Private-label residential MBS backed by:

Prime first lien	$487,356	$481,254	$(93,334)	10.88%	29.58%	29.58%	52.85%	47.15%	—%
Alt-A option ARM	1,081,819	1,004,083	(478,799)	42.84	0.18	0.18	17.70	82.30	0.18
Alt-A other	1,972,574	1,658,156	(618,567)	39.56	6.06	6.08	16.71	84.58	—

Total private-label residential MBS	3,541,749	3,143,493	(1,190,700)	36.62	7.50	7.52	22.03	78.69	0.05

Private-label commercial MBS backed by:

Prime first lien	136,392	136,318	(5,631)	3.63	100.0	100.00	100.00	—	—

ABS backed by home equity loans:

Subprime first lien	32,271	31,709	(10,296)	26.68	61.81	61.81	74.98	25.02	40.39

Total private-label MBS	$3,710,412	$3,311,520	$(1,206,627)	35.32%	11.37%	11.42%	25.38%	75.31%	0.41%

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance of Private-Label Mortgage-Backed Securities and

ABS Backed by Home Equity Loan Investments: Credit Ratings and Outlook

As of October 31, 2009

	Moody’s		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
AMBAC Assurance Corporation	Caa2	Developing	CC	Negative	Not Rated	Not Rated
Financial Security Assurance, Inc.	Aa3	Review for possible downgrade	AAA	Negative	AA	Negative
MBIA Insurance Corporation	B3	Negative	BB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	R		Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC) (1)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

(1)          On March 24, 2009, Moody’s downgraded FGIC to Caa3 and simultaneously withdrew its rating of FGIC in accordance with its business policy on withdrawing ratings. On April 22, 2009, S&P downgraded FGIC to double-C and simultaneously withdrew its rating of FGIC. Fitch had earlier, specifically on November 24, 2008, withdrawn its rating of FGIC.

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank’s private-label MBS and ABS as of September 30, 2009.

Geographic Concentration of Private-Label Mortgage-and Asset-Backed Securities

September 30, 2009

State concentration
California	39.5%
Florida	12.8
New York	4.4
Arizona	3.9
Nevada	3.9
All Other	35.5

100.0%

Metropolitan Statistical Area
Los Angeles – Long Beach, CA	9.6%
Washington, D.C.-MD-VA-WV	5.6
Riverside – San Bernardino, CA	4.3
Orange County, CA	4.0
San Diego, CA	4.0
All Other	72.5

100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

In 2008 and through the third quarter of 2009, delinquency and foreclosure rates for subprime and Alt-A mortgages increased significantly nationwide, a trend that has continued through the date of this report and may continue. Moreover, home prices are depressed in many areas, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by subprime and Alt-A mortgages, and has elevated the potential for other-than-temporary impairment of some of these securities.

Prices of many of the Bank’s private-label MBS continued to be depressed for the nine months ended September 30, 2009, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as related credit markets continue to be illiquid. The following graph demonstrates how average prices changed with respect to various asset classes in the Bank’s MBS portfolio during the nine months ended September 30, 2009:

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

The following table shows the Bank’s private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses

of Private-Label Mortgage-Backed Securities and

ABS Backed by Home Equity Loan Investments by Year of Securitization

At September 30, 2009

(dollars in thousands)

	AMBAC Assurance Corp		Financial Security Assurance Inc		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$92,774	$(19,230)	$29,899	$(4,642)	$—	$—	$—	$—	$—	$—
2006	18,772	(9,012)	—	—	—	—	—	—	—	—
2005	38,644	(14,781)	—	—	—	—	—	—	—	—
2004 and prior	1,898	(282)	—	—	—	—	—	—	—	—
Total Alt-A	152,088	(43,305)	29,899	(4,642)	—	—	—	—	—	—

Subprime
2004 and prior	2,622	(666)	7,349	(2,642)	16,065	(4,643)	5,019	(1,710)	1,216	(635)

Total private-label MBS	$154,710	$(43,971)	$37,248	$(7,284)	$16,065	$(4,643)	$5,019	$(1,710)	$1,216	$(635)

For the Bank’s other-than-temporary impairment analysis as of September 30, 2009, the Bank has determined the following related to the third-party bond insurance:

•                  HFA bonds. None of the Bank’s investments in HFA bonds were reliant upon a third-party bond insurer for purposes of returning contractual payment of principal and interest.

•                  MBS/ABS insured by Financial Security Assurance, Inc., Financial Guaranty Insurance Company, MBIA Insurance Corp., and Syncora Guarantee Inc. The Bank has determined that none of these investments were reliant upon the third-party bond insurer for purposes of returning contractual payment of principal and interest. However, two subprime MBS insured by Financial Guaranty Insurance Company were deemed to be other-than-temporarily impaired at December 31, 2008, due to qualitative reasons not related to expected loss of principal or interest, as discussed in the 2008 Annual Report on Form 10-K. Both bonds continue to show no loss of principal or interest when modeled without the third-party bond insurance, and no credit impairment charge has been recorded to date on the two securities.

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

The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of September 30, 2009.

HFA Investments Insured by Financial Guarantors

Amortized Cost as of September 30, 2009

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody’s/S&P) As of October 31, 2009	HFA Bonds

Ambac Assurance Corp. (1)	wd/Caa2/CC	$29,224
Financial Security Assurance, Inc.	AA/Aa3/AAA	122,783
National Public Finance Guarantee (formerly MBIA Insurance Corp. of Illinois)	NR/Baa1/A	51,980

Total		$203,987

(1)   Rating withdrawn by Fitch.

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit-enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $1.7 million and $350,000 at September 30, 2009, and December 31, 2008, respectively. As of September 30, 2009, nonaccrual loans amounted to $40.2 million and consisted of 390 loans out of a total of approximately 38,000 loans. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information regarding the Bank’s delinquent loans. The Bank had no charge-offs related to mortgage loans foreclosed upon during the first nine months of 2009.

The Bank is exposed to credit risk from mortgage insurance (MI) companies that provide credit enhancement in place of the PFI, as well as primary MI coverage on individual loans. As of September 30, 2009, the Bank was the beneficiary of primary MI coverage on $236.0 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage guaranty insurance coverage on mortgage pools with a total unpaid principal balance of $49.1 million. Eight MI companies provide all of the coverage under these policies.

As of October 31, 2009, all of these MI companies have been downgraded to a rating lower than double-A minus (or its equivalent) by at least one NRSRO, citing poor results for 2008 and the continued deterioration in key variables that influence claims for MI. The table below shows the ratings of these companies as of October 31, 2009.

The Bank has analyzed its potential loss exposure to all of the MI companies and does not expect incremental losses due to these rating actions. This expectation is based on the credit-enhancement features of the Bank’s master commitments (exclusive of MI), the underwriting characteristics of the loans that back the Bank’s master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these MI companies. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified. The following table shows MI companies as of September 30, 2009.

Mortgage-Insurance Companies That Provide MI Coverage

(dollars in thousands)

	Mortgage-Insurance	As of September 30, 2009
Mortgage Insurance Company	Company Ratings (Fitch/Moody’s/S&P) As of October 31, 2009	Balance of Loans with Primary MI	Primary MI	Supplementary MI	MI Coverage	Percent of Total MI Coverage

Mortgage Guaranty Insurance Corporation	BB-/Ba2/B+	$67,787	$14,650	$—	$14,650	28.3%

Genworth Mortgage Insurance Corporation	NR/Baa2/BBB+	60,528	14,104	—	14,104	27.2

CMG Mortgage Insurance Company	A+/NR/BBB+	25,523	5,948	—	5,948	11.5

PMI Mortgage Insurance Company	NR/Ba3/BB-	24,048	5,000	—	5,000	9.6

United Guaranty Residential Insurance Corporation	WD/A3/BBB+	20,588	4,475	—	4,475	8.6

Radian Guaranty Incorporated	NR/Ba3/BB-	16,267	2,986	—	2,986	5.8

Republic Mortgage Insurance Company	BBB/Baa2/A-	15,170	2,999	563	3,562	6.9

Triad Guaranty Insurance Corporation	NR/NR/NR	6,121	1,112	—	1,112	2.1

		$236,032	$51,274	$563	$51,837	100.0%

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. Credit exposure from derivatives arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody’s. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be secured by U.S. government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks, and had no such agreements as of September 30, 2009.

As illustrated in the following table, the Bank’s maximum credit exposure on interest-rate-exchange agreements is much less than the notional amount of the agreements. Additionally, mortgage-loan-purchase commitments are reflected in the following table as derivative instruments. The Bank does not collateralize mortgage-loan-purchase commitments. However, should the PFI fail to deliver the mortgage loans as agreed, the member institution is charged a fee to compensate the Bank for nonperformance of the agreement.

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (4)	Net Exposure after Collateral
As of September 30, 2009
Interest-rate-exchange agreements: (1)
Double-A	$7,667,108	6	$23,268	$23,268
Single-A	21,383,469	9	1,599	1,599
Total interest-rate-exchange agreements	29,050,577	15	24,867	24,867
Mortgage-loan-purchase commitments (3)	4,249	—	27	—

Total derivatives	$29,054,826	15	$24,894	$24,867

As of December 31, 2008
Interest-rate-exchange agreements: (1)
Double-A	$10,829,574	7	$19,201	$19,201
Single-A	19,943,389	10	9,730	9,730
Unrated (2)	10,000	1	—	—
Total interest-rate-exchange agreements	30,782,963	18	28,931	28,931
Mortgage-loan-purchase commitments (3)	32,672	—	4	—
Forward contracts	10,000	1	—	—

Total derivatives	$30,825,635	19	$28,935	$28,931

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

As of September 30, 2009, and December 31, 2008, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$4,548,735	15.7%
Bank of America, N.A	3,870,577	13.3
Barclays Bank PLC	3,538,075	12.2
UBS AG	2,964,975	10.2
JP Morgan Chase Bank	2,942,700	10.1

	December 31, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding

Deutsche Bank AG	$4,914,103	16.0%
Barclays Bank PLC	3,806,575	12.4
Credit Suisse First Boston International	3,373,005	11.0
Bank of America, N.A	3,083,587	10.0

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

Contingent Credit Risk — Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state-housing finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agencies’ unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $349.8 million at September 30, 2009, of which $344.4 million were to one housing finance agency. All of the bonds underlying the $344.4 million commitments to this one housing finance agency maintain standalone ratings of triple-A from two rating agencies, even though some are backed by AMBAC Assurance Corporation which has been downgraded below triple-A. The bonds underlying the $5.4 million to the other housing finance agency are split-rated triple-A- /Aa3, which reflects the ratings of the bonds’ financial guarantor, Financial Security Assurance, Inc.

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

To reduce the earnings exposure to rising interest rates caused by long-term, fixed-rate assets, the Bank may issue long-term, fixed-rate bonds. These bonds may be issued to fund specific assets or to generally manage the overall exposure of a portfolio or the balance sheet. At September 30, 2009, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements amounted to $10.2 billion, compared with $11.8 billion at December 31, 2008. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements amounted to $3.0 billion at both September 30, 2009, and December 31, 2008, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. agencies, U.S. government corporations and instrumentalities, state or local housing finance agencies, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank has entered into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At September 30, 2009, and December 31, 2008, this portfolio had an amortized cost of $1.2 billion and $1.0 billion, respectively.

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

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank’s option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and non-callable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank’s debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks. Through the first nine months of 2009, the Bank has economically benefited as a result of increased debt call activity combined with muted associated mortgage refinancing activity. This beneficial trend is likely to moderate going forward.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At September 30, 2009, the Bank had no receiver swaptions.

Interest-rate-risk management activities can significantly affect the level and timing of net income due to a variety of factors. As receiver swaptions are accounted for on a standalone basis and not as part of a hedge relationship, changes in their fair values are recorded through net income each month. This may increase net income volatility if the offsetting periodic change in the MPF prepayment activity is markedly different from the fair-value change in the receiver swaptions. Additionally, performance of the MPF portfolio is interest-rate-path dependent, while receiver swaptions values are solely based on forward-looking rate expectations.

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of September 30, 2009, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $13.1 billion, or 40.6 percent of the Bank’s total outstanding CO bonds at September 30, 2009, down from $15.5 billion, or 46.4 percent of total outstanding CO bonds, at December 31, 2008. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $1.7 billion, or 7.1 percent of the Bank’s total outstanding CO discount notes, at September 30, 2009. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $249.4 million, or 0.6 percent of the Bank’s total outstanding CO discount notes, at December 31, 2008. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s VaR calculations, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

The ratio of the MVE to the BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. For purposes of measuring this ratio, the BVE is equal to the Bank’s permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. Therefore, BVE excludes accumulated other comprehensive loss. At September 30, 2009, the Bank’s MVE was $2.7 billion and its BVE was $3.9 billion. At December 31, 2008, the Bank’s MVE was $1.8 billion and its BVE was $3.7 billion. The Bank’s ratio of MVE to BVE was 69.1 percent at September 30, 2009, up from 48.3 percent at December 31, 2008. Drivers for the improvement in the Bank’s MVE to BVE ratio since December 31, 2008 include, but are not limited to:

•                  Improvements in the prices associated with the Bank’s private-label MBS;

•                  Other-than-temporary impairment charges taken on certain private-label MBS at March 31, 2009, June 30, 2009 and September 30, 2009, which serve to reduce the BVE on a lagged basis from the impact on the MVE due to declines in private-label MBS previously observed; and

•                  A steepening in the slope of the swap curve since December 31, 2008, which portends higher forward rates and serves to increase the value of the Bank’s pay fixed swaps used to hedge adverse movements in the valuation of its fixed-rate advances.

The following chart indicates the improvement in the Bank’s MVE/BVE ratio over the preceding quarters, reflecting the factors listed previously. As discussed, the other-than temporary charges taken on certain private-label MBS in previous quarters including September 30, 2009, have served to improve the ratio. Therefore, the ratio of MVE to the Bank’s par value of capital stock is also presented within the graph in order to demonstrate the improvement in the Bank’s MVE over recent quarters as the par value of capital stock is not subject to the charges incurred to date, and thereby reflects a more static benchmark to gauge improvement in MVE.

Market Value Ratios

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

The table below presents the historical simulation VaR estimate as of September 30, 2009, and December 31, 2008, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	September 30, 2009		December 31, 2008
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million

50%	(0.28)%	$(7.4)	(0.18)%	$(3.2)
75%	1.67	44.4	0.84	14.8
95%	4.46	118.9	2.52	44.6
99%	6.44	171.4	5.05	84.6

(1)         Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors increased by $86.8 million to $171.4 million as of September 30, 2009, from $84.6 million as of December 31, 2008.

The primary driver behind the increase in VaR from December 31, 2008, was disparate shifts in duration between the Bank’s assets and liabilities, inclusive of associated off-balance sheet instruments. While the Bank seeks to manage interest-rate risk through matching the tenor, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank’s MPF mortgage-loan portfolio and associated liabilities. As a result, the Bank has a residual exposure to interest-rate movements, as illustrated by its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A positive duration of equity indicates that the Bank’s MVE depreciates in increasing-rate scenarios, and the converse holds true for declining-rate environments. As of September 30, 2009, the Bank’s duration of equity was +4.3 years, indicating that the Bank depreciates in value in those VaR scenarios that incorporate increasing-rate environments.

The reversal to a positive duration of equity from the prior quarter reflects nonparallel moves in the two curves that primarily impact the Bank’s valuation: the swap and FHLBank debt curves. Over the quarter ending September 30, 2009, the swap curve steepened, that is longer-term rates rose faster than short-term rates, at a greater pace than the Bank’s funding curve, reflecting market concerns over future inflation risks.  As a result of this asymmetrical steepening in curves, the Bank’s asset duration lengthened more than its liabilities due primarily to an attendant reduction in projected mortgage prepayments; this latter factor effectively extends the expected life of the Bank’s mortgage loans as borrowers are projected to be less likely to voluntarily prepay their loans in the face of higher mortgage rates.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to future other-than-temporarily impaired charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for September 30, 2009, showed that in the worst-case scenario, the Bank’s return on equity would fall to 113 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank’s return on equity does not reflect the potential impact of future credit losses.

Liquidity Risk

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, line, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of September 30, 2009.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$2,671,973	$3,180,937	$2,286,628
Less: Contractual uses of funds	(4,172,591)	(4,506,222)	(4,714,788)
Equals: Net cash flow	(1,500,618)	(1,325,285)	(2,428,160)

Less: Cumulative contingent obligations	(6,114,994)	(10,867,857)	(14,980,986)
Equals: Net structural liquidity	(7,615,612)	(12,193,142)	(17,409,146)

Available borrowing capacity	$49,030,918	$53,095,587	$57,484,951

Ratio of available borrowing capacity to net structural liquidity need	6.44	4.35	3.30
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. The Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of September 30, 2009, and December 31, 2008, the Bank held a surplus of $9.3 billion and $10.7 billion, respectively, of liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. As of September 30, 2009, the Bank’s contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$1,674,056
Less: contractual uses of funds	(5,994,766)
Equals: net cash flow	(4,320,710)

Contingency borrowing capacity (exclusive of CO debt issuance)	13,636,196

Net contingency borrowing capacity	$9,315,486

In addition, on March 6, 2009, the Finance Agency provided guidance requiring the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank’s anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. The Bank was in compliance with the requirements of both scenarios at September 30, 2009.

The Bank also has contingent liquidity through the GSECF and the P&I Agreement, each of which is more fully described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity in the 2008 Annual Report on Form 10-K. As of September 30, 2009, the Bank had not drawn on the GSECF.

Additional information regarding liquidity is provided in Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank’s regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. For the nine months ended September 30, 2009, in order to balance the need to maintain compliance with these regulatory requirements against the need to adequately lever shareholder equity to provide an efficient return to shareholders, the Bank maintained its ratio of total capital to total assets between 4.0 percent and 5.5 percent measured at the end of each calendar month. On July 24, 2009, the Bank’s board of directors increased the upper bound of this range to 7.5 percent in light of the recent decline in advances, the Federal Reserve Board’s implementation of certain amendments to Regulation D that prohibit earnings on the Bank’s deposits with the Federal Reserve Banks, and the Bank’s continueing moratorium on the repurchase of excess capital stock shares. Leverage limits are included in the Banks board-approved risk-management policy and ratios are reported to the board of directors monthly.

The Bank’s ratio of unweighted total regulatory capital to assets was 6.4 percent at September 30, 2009. If the Bank experiences significant losses due to other-than-temporary impairments of investment securities, the Bank might fail to comply with its minimum required ratio of total regulatory capital to total assets. In such a scenario the Bank would be subject to the capital rule’s capital restoration plan requirements, and be prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and either repurchasing or redeeming the Bank’s stock.

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

Disaster-Recovery/Business Continuity Provisions. The Bank maintains an offsite disaster-recovery site to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term liquidity advances in the event that its other facilities are inoperable. In the event that the FHLBank of Topeka’s facilities are inoperable, the Bank will provide short-term liquidity advances to their members.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting during the period covered by this report.

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

Item 1A.     Risk Factors

In addition to the risk factors provided below and other risks described herein, readers should carefully consider the risk factors set forth in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on April 10, 2009, which could materially affect the Bank’s business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2008 Annual Report on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The Bank is Subject to Increased Credit Risk Exposures Related to Subprime and Alt-A Mortgage Loans that Back its MBS Investments, and Any Increased Delinquency Rates and Credit Losses Could Adversely Affect the Yield on or Value of These Investments.

The Bank is invested in private-label MBS, some of which are backed by subprime or Alt-A mortgage loans. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments and documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing those securities, some of those securities have subsequently been downgraded. See Part I — Item 3 —Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for a description of the Bank’s portfolio of investments in these securities.

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

As described in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex assessment by management. The Bank incurred credit losses of $174.2 million and increases to other comprehensive loss of $1.6 million for MBS that management determined were other other-than-temporarily impaired for the quarter ending September 30, 2009. If loan credit performance of the Bank’s private-label MBS portfolio deteriorates beyond the forecasted assumptions concerning housing price changes, loan default rates, loss severities, and prepayment speeds, the Bank may recognize additional credit losses and reductions to other comprehensive loss. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank would realize an additional $116.7 million in credit losses.

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

At September 30, 2009, the Bank’s total risk-based capital requirement was approximately $1.6 billion. At September 30, 2009, the Bank had permanent capital of $3.9 billion and this was in excess of its risk-based capital requirement by $2.3 billion. However, further ratings downgrades on the Bank’s investments or decreases in the fair value of the Bank’s investments may further increase the Bank’s risk-based capital requirement. If the Bank is unable to satisfy its risk-based capital requirement, the Bank would be subject to certain capital restoration requirements and prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and redeeming or repurchasing capital stock without the prior approval of the Finance Agency.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

The Bank notified members on November 12, 2009, of an amendment to the Bank’s capital plan to be effective as of December 14, 2009, which amendment is being adopted in response to certain regulatory requests made to each of the Federal Home Loan Banks. The Bank’s capital plan defines the rights of the holders of the Bank’s Class B Capital Stock, $100 par value per share (Class B Capital Stock). Pursuant to the Bank’s capital plan, the Bank cannot implement any amendment to its capital plan without first providing at least 30 calendar days prior written notice of such amendment.

Under the Bank’s capital plan, members are required to maintain an investment in Class B Capital Stock equal to the sum of a membership investment requirement and an activity-based investment requirement.

The amendment adds the following sentence to the end of Section IV.F.2(c):

“However, notwithstanding any other provision of this Capital Plan, in the event that (a) a receiver, conservator, or other legal custodian has been appointed for the Member, and (b) the Bank has terminated Member’s Membership, the terminated Member’s Membership Stock Investment Requirement shall be deemed to be zero.”

This amendment enables the Bank to repurchase Class B Capital Stock held to satisfy a member’s membership stock investment requirement in the event that the member has been placed in receivership, conservatorship, or with another legal custodian. In such instances, the Bank will have the discretion to repurchase the member’s Class B Capital Stock held in support of its membership stock investment requirement before the completion of the otherwise-applicable five-year notice period associated with such stock so long as the Bank has also terminated the entity’s membership. Stock held to satisfy a failed member’s activity-based stock requirement, which supports outstanding advances, will not be repurchased until all debts to the Bank have been liquidated.

The Bank’s capital plan, as amended, is filed as Exhibit 4.1 to this quarterly report.

Item 6.        Exhibits

4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston, as amended and restated as of December 14, 2009

10.1	Award to M. Susan Elliott (incorporated by reference to Item 5.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2009)

10.2	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009

10.3	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

November 12, 2009	By:	/s/ Edward A. Hjerpe III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2009	By:	/s/Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)