Form 10-K
period 2009-12-31
Federal Home Loan Bank of Boston
filed 2010-03-22
CIK 1331463

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009 the aggregate par value of the stock held by members of the registrant was $3,706,351,500. As of February 28, 2010, we had 37,357,575 outstanding shares of common stock.

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

        The Bank combines private capital and public sponsorship that enables its member institutions and housing associates to assure the flow of credit and other services for housing and community development. The Bank serves the public through its member institutions and housing associates by providing these institutions with a readily available, low-cost source of funds, thereby enhancing the availability of residential-mortgage and community-investment credit. In addition, the Bank provides members a means of liquidity through a mortgage-loan finance program. Under this program, members are offered the opportunity to originate mortgage loans for sale to the Bank. The Bank's primary source of income is derived from the spread between interest-earning assets and interest-bearing liabilities. The Bank is generally able to borrow funds at favorable rates due to its GSE status.

        The Bank's members and housing associates are comprised of institutions located throughout the New England region. The region is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Institutions eligible for membership include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, community development financial institutions (CDFIs), and insurance companies that are active in housing finance. The Bank is also authorized to lend to certain nonmember institutions (called housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold the Bank's capital stock for advances and certain other activities transacted with the Bank. The par value of the Bank's capital stock is $100 per share and is not publicly traded on any stock exchange. The U.S. government does not guarantee either the member's investment in or any dividend on the Bank's stock. The Bank is capitalized by the capital stock purchased by its members and by retained earnings. Members may receive dividends, which are determined by the Bank's board of directors, and may redeem their capital stock at par value after satisfying certain requirements discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.

        The Federal Housing Finance Board (the Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (HERA), the newly-established, independent Federal Housing Finance Agency (the Finance Agency) became the new regulator of the FHLBanks, effective July 30, 2008. All existing regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.

        The Office of Finance was established by the predecessor of the Finance Board to facilitate the issuing and servicing of debt in the form of consolidated obligations (COs) of the FHLBanks. COs are issued on a joint basis. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. Additionally, the Office of Finance manages the Resolution Funding Corporation (REFCorp) and Financing Corporation programs.

Available Information

        The Bank's web site (www.fhlbboston.com) provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including the Bank's annual report on Form 10-K, the Bank's quarterly reports on Form 10-Q, and current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge on the Bank's web site as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding the Bank's electronic filings located at (http://www.sec.gov). The web site addresses of the SEC and the Bank have been included as inactive textual references only. Information on those web sites is not part of this report.

Employees

        As of February 28, 2010, the Bank had 182 full-time and one part-time employee.

Membership

        The Bank's members are financial institutions with their principal places of business located in the six New England states. The following table summarizes the Bank's membership, by type of institution, as of December 31, 2009, 2008, and 2007.

Membership Summary
Number of Members by Institution Type(1)

	December 31,
	2009	2008	2007
Commercial banks	71	72	77
Thrift institutions	221	225	225
Credit unions	147	145	142
Insurance companies	23	19	13

Total members	462	461	457

(1)
CDFIs have also become eligible for Bank membership as of February 4, 2010, pursuant to a Finance Agency regulation issued January 5, 2010. CDFIs are private institutions that provide financial services dedicated to economic development and community revitalization in underserved markets. For additional information, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments.

        As of December 31, 2009, 2008, and 2007, approximately 76.0 percent, 80.3 percent, and 77.2 percent, respectively, of the Bank's members had outstanding advances from the Bank. These usage rates are calculated excluding housing associates and nonmember borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. Nonmember borrowers are required to hold capital stock to support outstanding advances with the Bank until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with the Bank is terminated. In addition, nonmember borrowers are required to deliver all required collateral to the Bank or the Bank's safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances and are not permitted to extend or renew the assumed advances.

        The Bank's membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in its district that are eligible to become members. The Bank does not anticipate that a substantial number of additional FDIC-insured institutions will become members. Many other eligible nonmembers, such as insurance companies, smaller credit unions, and CDFIs have thus far elected not to join the Bank.

        The Bank is managed with the primary objectives of enhancing the value of membership for member institutions and fulfilling its public purpose. The value of membership includes access to readily available credit from the Bank, the value of the cost differential between Bank advances and other potential sources of funds, and rights to any dividends declared on members' investment in the Bank's capital stock.

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

        Advances.    The Bank serves as a source of liquidity and makes loans, called advances, to its members and eligible housing associates on the security of mortgages and other collateral that members pledge. The Bank offers a wide array of fixed and variable-rate advances, with maturities ranging from one day to 30 years or even longer with the approval of the Bank's credit committee. The Bank had 351 members, four eligible housing associates, and three nonmember institutions with advances outstanding as of December 31, 2009.

        The Bank establishes either a blanket lien on all financial assets of the member that may be eligible to be pledged as collateral or, for insurance company members in some instances and subject to the Bank's receipt of additional safeguards from such a member, a specific lien on assets specifically pledged as collateral to the Bank to secure outstanding advances. The Bank also reserves the right to require either specific listing of eligible collateral or delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for Bank advances includes: fully disbursed whole first mortgage loans on improved residential real estate; debt instruments issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first mortgage loans on improved residential real estate; and cash on deposit at the Bank that is specifically pledged to the Bank as collateral. The Bank also accepts as collateral secured small-business, small agri-business, and small-farm loans from member community financial institutions (CFIs). In certain circumstances, other real-estate-related collateral may be considered by the Bank. Such real-estate-related collateral must have a readily ascertainable value, and the Bank must be able to perfect a security interest in it. In accordance with Finance Agency regulations, the Bank accepts home-equity loans, home-equity lines of credit, and first mortgage loans on commercial real estate as well as other real-estate-related collateral. The Bank applies a collateral discount to all eligible collateral, based on the Bank's analysis of the risk factors inherent in the collateral. The Bank reserves the right, in its sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. government or any agency thereof. The Bank's collateral policy complies with all applicable regulatory requirements.

        All parties that pledge collateral to the Bank are required to execute a representations and warranties document with respect to any mortgage loans and MBS pledged as collateral to the Bank. This document requires the pledging party to certify to knowledge of the Bank's anti-predatory lending policies, and to their compliance with those policies. In the event that any loan in a collateral pool or MBS that is pledged as collateral is (1) found not to comply in all material respects with applicable local, state, and federal laws, or (2) not accepted as qualified collateral as defined by the Bank, the pledging party must immediately remove the collateral and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold the Bank harmless for any and all claims of any kind relating to the loans and MBS pledged to the Bank as collateral.

        Insurance company members may borrow from the Bank pursuant to a structure that uses either the Bank's ordinary advance agreements or a funding agreement. From the Bank's perspective, advances provided pursuant to funding agreements are treated in the same manner as advances under the Bank's ordinary advances agreement. As of December 31, 2009, the Bank had approximately $325.0 million of advances outstanding to Metlife Insurance Company of Connecticut pursuant to a funding agreement.

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

        In addition to making advances to member institutions, the Bank is permitted under the Federal Home Loan Bank Act of 1932 (FHLBank Act) to make advances to eligible housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital-stock-purchase requirements; however, they are subject to the same underwriting standards as members, but may be more limited in the forms of collateral that they may pledge to secure advances.

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

        Additionally, the Bank's advances can provide funding to smaller members that lack diverse funding sources generally available to larger financial entities. The Bank gives these smaller members access to competitively priced wholesale funding.

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

        The Bank's advances products can also help members in their asset-liability management. The Bank offers advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) as amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms are offered up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2009, the Bank held $2.2 billion in amortizing advances.

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

        In November 2009, the Bank began offering an advances restructuring program under which the prepayment fee on prepaid advances may be satisfied by the member's agreement to pay an interest rate on a new advance to the same member sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paid in immediately available funds to the Bank. During the year ended December 31, 2009, members restructured $306.2 million of advances under this program, resulting in a deferred payment of $10.9 million of prepayment fees to be collected from the members over the life of the replacement advances.

        In addition to fixed-rate and simple variable-rate advances, the Bank's advances program includes products with embedded caps and floors, callable advances, putable advances, and combinations of these features.

  •
  Putable advances are intermediate- and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates, with an adjustable rate to the first put date, or with a capped floating rate. Borrowers may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2009, the Bank held $8.4 billion in outstanding putable advances.

  •
  Callable advances are fixed-rate, fixed term structures that include a provision whereby the borrower may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2009, the Bank held $11.5 million in outstanding callable advances.

  •
  LIBOR-indexed advances with declining-rate participation are floating-rate advances with a defined strike rate, below which the advance's rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2009, the Bank held $5.5 million in outstanding LIBOR-indexed advances with declining-rate participation.

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

        Investments.    The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To better meet potential member credit needs at times when access to the CO debt market is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk, the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, and securities purchased under agreements to resell (secured by securities that have the highest rating from a nationally recognized statistical-rating organization [NRSRO]).

        The Bank also endeavors to enhance interest income and further support its contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, supranational banks, MBS, and asset-backed securities (ABS) that are issued either by GSE mortgage agencies or by other private-sector entities provided that they carried the highest ratings from an NRSRO as of the date of purchase. The Bank's ABS holdings are limited to securities backed by loans secured by real estate. The Bank has also purchased bonds issued by housing-finance agencies that have at least the second-highest rating from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets.

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

  •
  residual-interest or interest-accrual classes of collateralized mortgage obligations and real-estate mortgage-investment conduits, except as described in the following paragraph; or

  •
  fixed-rate MBS or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of plus or minus 300 basis points.

        A Finance Agency resolution authorizes each FHLBank to invest up to an additional 300 percent of its total capital in MBS issued or backed by pools of mortgage loans guaranteed by either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), including collateralized mortgage obligations or real estate mortgage-investment conduits backed by such MBS. The mortgage loans underlying any securities that are purchased under this expanded authority must be originated after January 1, 2008, and underwritten to conform to standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks, dated October 4, 2006, and the Statement on Subprime Mortgage Lending, dated July 10, 2007. Among other things, the FHLBank is required to notify the Finance Agency prior to its first acquisition under the expanded authority and include in its notification a description of the risk-management practices underlying its purchases. On July 18, 2008, the board of directors of the Bank authorized the Bank to invest up to an additional 100 percent of its capital in agency MBS pursuant to the Finance Agency's resolution. At this time the Bank does not intend to use this expanded authority which expires on March 31, 2010.

        Other Banking Activities.    The Bank offers standby letters of credit (LOC), which are financial instruments issued by the Bank at the request of a member, promising payment to a third party (beneficiary) on behalf of a member. The Bank agrees to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, the Bank assists the member in facilitating its transaction with the beneficiary and receives a fee in return. The Bank evaluates a member for eligibility, collateral requirements, limits on maturity, and other credit standards required by the Bank before entering into any LOC transactions. Members must fully collateralize the face amount of LOCs to the same extent that they are required to collateralize advances. The Bank may also issue LOCs on behalf of housing associates such as state and local housing agencies upon approval by the Bank. For the years ended December 31, 2009 and 2008, the fee income earned in connection with the issuance of LOC totaled $1.5 million and $2.0 million, respectively. During those two years, the Bank did not make any payment to any beneficiary to satisfy its obligation for the guarantee.

        The Bank enters into standby bond-purchase agreements with state-housing-finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agency's bonds until the designated marketing agent can find a suitable investor or the housing agency repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. Each of the outstanding bond-purchase commitments entered into by the Bank expires either three or five years following the start of the commitment. For the years ended December 31, 2009 and 2008, the fee income earned in connection with standby bond-purchase agreements totaled $712,000 and $759,000, respectively.

        In June 2009, the Bank resumed offering members the service of intermediating interest-rate derivatives, including caps and floors, which is a service the Bank had previously offered until March 2007. For each intermediated derivative, the Bank enters into a mirror derivative with a credit-worthy derivatives counterparty. The related participating member bears the expense of the mirror derivative and pays the Bank additional spread income for the service. The Bank bears the credit risk of the participating members and requires participating members to pledge collateral to cover this risk. The Bank did not earn any income from the service in 2009.

        The Bank also acts as a correspondent for deposit, disbursement, funds transfer and safekeeping services on behalf of and solely at the direction of its members. For the years ended December 31, 2009 and 2008, the fee income earned in connection with these correspondent services totaled $1.7 million and $1.6 million, respectively.

Mortgage-Loan Finance

Introduction

        The Bank participates in the Mortgage Partnership Finance® (MPF®) program, which is a secondary mortgage market structure under which the Bank either purchases or facilitates Fannie Mae's purchase of eligible mortgage loans from participating financial institution members (PFIs) (collectively, MPF loans). MPF loans are conforming conventional mortgage loans or government mortgage loans (MPF Government loans) that are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) secured by one- to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans.

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

        The FHLBank of Chicago (MPF Provider) developed the MPF program in order to help fulfill the housing mission of the FHLBanks, to diversify assets beyond the traditional member finance segment, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. Finance Agency regulations (the AMA regulation) define the acquisition of acquired member assets as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation requirements, purchases are structured so that the credit risk associated with MPF loans is shared with PFIs.

        The MPF program is designed to allocate the risks of MPF loans among the FHLBanks that participate in the MPF Program (the MPF Banks) and PFIs and to take advantage of their respective strengths. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to PFIs. The MPF Banks are responsible for managing the interest-rate risk, prepayment risk, and liquidity risk associated with the MPF loans in which they invest.

®
"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

        For conventional MPF loan products (MPF loan products other than MPF Government and MPF Xtra), PFIs assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement (CE amount) either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). The PFI's CE amount covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account (FLA). PFIs are paid a credit enhancement fee (CE fee) for managing credit risk and in some instances all or a portion of the CE fee may be performance based. See MPF Credit Enhancement Structure section, below, for a detailed discussion of the credit enhancement and risk-sharing arrangements for the MPF program.

        The Bank also offers the MPF Xtra product which provides the Bank's PFIs with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the MPF Provider which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on the Bank's balance sheet and the related credit and market risk are transferred to Fannie Mae. Unlike other MPF products, under the MPF Xtra product, PFIs do not provide any CE amount and do not receive CE fees because the credit risk of such loans is transferred to Fannie Mae. The MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the PFIs, and the MPF Provider pays the Bank a counterparty fee for the costs and expenses of marketing activities for these loans. The Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the PFI regarding the sold loans. The Bank may, in turn, seek reimbursement from the related PFI in any such circumstance, however the value of such a reimbursement right may be limited in the event of the related PFI's insolvency. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Mortgage Loans for additional discussion of such credit risk.

MPF Provider

        The MPF Provider establishes the eligibility standards under which an MPF Bank member may become a PFI, the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF program. The MPF Provider also has contracted with other custodians meeting MPF program eligibility standards at the request of certain PFIs. These other custodians are typically affiliates of PFIs, and in some cases a PFI may act as self-custodian.

        The MPF Provider publishes and maintains the MPF Origination Guide, MPF Servicing Guide and MPF Underwriting Guide (together, the MPF guides), which detail the requirements PFIs must follow in originating or selling and servicing MPF loans. They maintain the infrastructure through which MPF Banks may purchase MPF loans through their PFIs. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

PFI Eligibility

        Members and eligible housing associates may apply to become a PFI of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active PFI, the member is only eligible to become a PFI if it is a member of the same MPF Bank as the existing PFI. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by PFIs under the MPF program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement (the PFI Agreement) that provides the terms and conditions for the sale of MPF loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF loans. All of the PFI's obligations under the PFI Agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the PFI's obligations.

Mortgage Standards

        Mortgage loans delivered under the MPF program must meet the underwriting and eligibility requirements in the MPF guides, as amended by any waiver granted to a PFI exempting it from complying with specified provisions of the MPF guides. PFIs may utilize an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

  •
  Mortgage characteristics.  MPF loans must be qualifying five-year to 30-year conforming conventional or government fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one- to -four unit single-family residential properties, and single unit second homes. Conforming loan size is established annually as required by Finance Agency regulations. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower). Loans secured by manufactured homes are subject to additional restrictions as set forth in the MPF guides.

  •
  Loan-to-Value Ratio and Primary Mortgage Insurance.  The maximum loan-to-value ratio (LTV) for conventional MPF loans may not exceed 95 percent, or 90 percent for loans sold under MPF Xtra that are for amounts in excess of generally applicable agency loan limits but are within agency requirements for high-cost areas, while FHLBank AHP mortgage loans may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value with the total amount of all mortgages outstanding against a property). Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance (MI), called primary MI, from an MI company that is rated at least triple-B by Standard & Poor's Ratings Services (S&P) and is acceptable to S&P.

  •
  Documentation and Compliance with Applicable Law.  The mortgage documents and mortgage transaction must comply with all applicable laws and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.

  •
  Ineligible Mortgage Loans.  The following types of mortgage loans are not eligible for delivery under the MPF program: (1) mortgage loans that are not ratable by S&P; (2) mortgage loans not meeting the MPF program eligibility requirements as set forth in the MPF guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory lending or abusive lending laws.

        PFIs are required to comply with the MPF program policies contained in the MPF guides which include anti-predatory lending policies, eligibility requirements for PFIs such as insurance requirements and annual certification requirements, loan documentation, and custodian requirements. The MPF guides also detail the PFI's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

MPF Loan Delivery Process

        In order to deliver mortgage loans under the MPF program, the PFI and MPF Bank enter into a best efforts master commitment (master commitment), which provides the general terms under which the PFI will deliver mortgage loans to either an MPF Bank or the MPF Provider for concurrent transfers to Fannie Mae in the case of MPF Xtra, including a maximum loan delivery amount, maximum CE amount, if applicable, and expiration date. For MPF Xtra, the Bank assigns each master commitment entered into with its PFIs to the MPF Provider. PFIs may then request to enter into one or more mandatory purchase commitments (each, a delivery commitment), which is a mandatory commitment of the PFI to sell or originate eligible mortgage loans. Each MPF loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected as ineligible by the MPF Provider. Each MPF loan under a delivery commitment is linked to a master commitment so that the cumulative credit enhancement level can be determined for each master commitment.

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

        Reasons for which a PFI could be required to repurchase an MPF loan include but are not limited to, MPF loan ineligibility, breach of representation or warranty under the PFI Agreement or the MPF guides, failure to deliver the required MPF loan documents to an approved custodian, servicing breach, or fraud.

        The Bank does not currently conduct any quality assurance reviews of MPF Government loans. However, the Bank does allow its PFIs to repurchase delinquent MPF Government loans so that they may comply with loss-mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the MPF Government loan. In addition, as with conventional MPF loans, if a PFI fails to comply with the requirements of the PFI Agreement, MPF guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the affected MPF Government loans.

MPF Products

        A variety of MPF loan products have been developed to meet the differing needs of PFIs. The Bank offers five MPF products that its PFIs may choose from: Original MPF, MPF Government, MPF 125, MPF Plus, , and MPF Xtra. The products have different credit-risk-sharing characteristics based upon the different levels for the FLA and CE amount and the types of CE fees (performance-based, fixed amount or none). There is no FLA, CE amount, or CE fees for MPF Xtra because the credit risk for such loans is transferred to Fannie Mae. The table below provides a comparison of the MPF products.

MPF Product Comparison Chart

Product Name	Bank's First-Loss Account Size	PFI Credit- Enhancement Size Description	Credit- Enhancement Fee Paid to the Member	Credit- Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	3 to 6 basis points added each year	Equivalent to double-A rating.	7 to 11 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A Unreimbursed servicing expenses.	N/A(2)	N/A	44 basis points per year(2)
MPF 125	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A rating.	7 to 10 basis points per year paid monthly; performance based	Yes	25 basis points per year
MPF Plus	An agreed upon amount no less than expected losses	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A rating.	7 basis points/year fixed plus 6 to 7 basis points per year performance based (delayed for 1 year) all fees paid monthly	Yes	25 basis points per year
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year

(1)
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA.

(2)
For master commitments issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment which is in addition to the customary 0.44 percent (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 2, 2007, and that is retained by the PFI on a monthly basis based on the outstanding aggregate principal balance of the MPF Government loans.

MPF Loan Participations

        The Bank may purchase participation interests in MPF loans originated by other MPF Banks and may sell participation interests in MPF loans originated by it to other MPF Banks, excluding loans sold pursuant to MPF Xtra, which cannot be participated. The Bank has previously sold participation interests to other MPF Banks at the time the MPF loans were acquired, but has not purchased participation interests in MPF loans originated by other MPF Banks, although it may do so in the future.

        Participation interests may be full (a 100 percent participation) or partial (any percentage between zero and 100 percent) as determined by agreement among the MPF Bank selling the participation interests (the Owner Bank), the MPF Provider, and the MPF Bank purchasing the participation interests (the participant MPF Bank).

        The Owner Bank is responsible for:

  •
  evaluating, monitoring, and certifying to each participant MPF Bank the creditworthiness of each PFI initially, and at least annually thereafter;

  •
  ensuring that adequate collateral is available from each of its PFIs to secure any direct obligation portion of the PFI's CE amount; and

  •
  enforcing the PFI's obligations under its PFI Agreement.

        The risk-sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

  •
  each pays its pro rata share of each MPF loan acquired under a delivery commitment and related master commitment based upon the participation percentage in effect at the time;

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

        The FLA and CE amount apply to all MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank's specified participation percentage was 25 percent under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank risk-sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changed its initial percentage in the master commitment, the risk-sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.

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

        The MPF Provider monitors the PFI's compliance with MPF program requirements throughout the servicing process and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the PFI via offsets against amounts owed to the PFI. Major lapses in servicing could result in a PFI's servicing rights being terminated for cause and the servicing of the particular MPF loans being transferred to a new, qualified servicing PFI.

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

        The portion of credit losses that a PFI is potentially obligated to incur is referred to as its CE amount. The PFI's CE amount represents a direct liability to pay credit losses incurred with respect to a master commitment or the requirement of the PFI to obtain and pay for a supplemental mortgage guaranty insurance (SMI) policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment. The PFI may procure SMI to cover losses equal to all or a portion of the CE amount. SMI does not cover special hazard losses, which are the direct liability of the PFI or the MPF Bank. The final CE amount is determined once the master commitment is closed (that is, when the maximum amount of MPF loans are delivered or the expiration date has occurred). For a description of how each PFI's CE amount is determined, see Mortgage-Loan Finance—Setting Credit Enhancement Levels below.

        The PFI receives a CE fee in exchange for providing the CE amount which may be used to pay for SMI. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans under the master commitment. The CE fee and CE amount may vary depending on the MPF product selected. CE fees payable to a PFI as compensation for assuming credit risk are recorded as an offset to MPF loan interest income when paid by us. We also pay performance CE fees which are based on actual performance of the pool of MPF loans in each master commitment. For the Original MPF product, the CE fee is a fixed payment to the PFI. For the MPF 125 product, the CE fee is performance-based and losses to the MPF Bank can be reimbursed by the MPF Bank withholding the performance-based CE fee. Under the MPF Plus product, we also pay performance-based and fixed CE fees. Losses experienced by the MPF Bank in this product can be reimbursed by the MPF Bank withholding the performance-based CE fee. The fixed fee can be used to pay the SMI premium. To the extent that losses in the current month exceed performance CE fees accrued, the remaining losses may be recovered from withholding future performance CE fees payable to the PFI. For the MPF Government product, the PFI is paid a CE fee equal to 0.02 percent (two basis points) per annum for master commitments issued prior to February 2, 2007 but no CE fee for master commitments issued after that date. There are no CE fees for the MPF Xtra product.

Loss Allocation

        Other than MPF Xtra, credit losses on conventional MPF loans not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and PFI as follows:

  •
  First, to the MPF Bank, up to an agreed-upon amount, called the FLA.

  Original MPF.    The FLA starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03 percent to 0.06 percent (three to six basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment. The FLA is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the FLA and be charged in part to the PFI's CE amount.

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

        With respect to participation interests, MPF loan losses allocable to the MPF Bank are allocated among the participating MPF Banks pro rata based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see MPF Loan Participations, above.

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

Credit Enhancement Fees

        The structure of the CE fee payable to the PFI depends upon the product type selected. There is no CE amount and accordingly no CE fee payable to the PFI for MPF Xtra. For Original MPF, the PFI is paid a monthly CE fee between 0.07 percent and 0.11 percent (seven and 11 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF loans in the master commitment.

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

        For MPF Government, the PFI provides and maintains insurance or a guaranty from the applicable federal agency (that is, the FHA, VA, RHS, or HUD) for MPF Government loans and the PFI is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government loans. Only PFIs that are licensed or qualified to originate and service government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government loans under the MPF program.

        The table below summarizes the average PFI CE fee of all master commitments:

Average PFI CE Fee as a Percent of Master Commitments

	December 31,
Loan Type	2009	2008
Original MPF	0.10%	0.10%
MPF 125	0.10	0.10
MPF Plus	0.13	0.13
MPF Government(1)	N/A	N/A
MPF Xtra	N/A	N/A

(1)
For master commitments for issued prior to February 2, 2007, the PFI is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitments. As a percent of these master commitments, these fees averaged 0.02 percent (two basis points) at each of December 31, 2009 and December 31, 2008.

Credit Risk Exposure on MPF Loans

        The Bank's credit risk from the MPF loans in which it invests is the potential for financial loss due to borrower default. The amount of any such loss may be impacted by depreciation in the value of the real estate collateral securing the MPF loan, offset by the PFI's CE amount. Under the MPF program, the PFI's CE amount may take the form of a contingent performance-based CE fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment and the CE amount (which represents a direct liability to pay credit losses incurred with respect to that master commitment or may require the PFI to obtain and pay for an SMI policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment). Under the AMA regulation, any portion of the CE amount that is a PFI's direct liability must be collateralized by the PFI in the same way that advances are collateralized. The PFI Agreement provides that the PFI's obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement and further, that we may request additional collateral to secure the PFI's obligations.

        The Bank also has credit risk of loss on MPF loans to the extent such losses are not recoverable from the PFI either directly or indirectly through performance-based CE fees, or from an SMI insurer, as applicable. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Mortgage Loans.

        The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks' percentage interest in the participated MPF loans, with each MPF Bank assuming its percentage share of such losses. See MPF Loan Participations, above.

Deposits

        The Bank offers demand and overnight-deposit programs to its members and housing associates. Term deposit programs are also offered to members. The Bank cannot predict the timing and amount of deposits that it receives from members and therefore does not rely on deposits as a funding source for advances, investments and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that the Bank can liquidate deposits on request.

        The Bank must maintain compliance with statutory liquidity requirements that require the Bank to hold cash, obligations of the U.S., and advances with a maturity of less than five years in an amount not less than the amount of deposits of members. The following table provides the Bank's liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2009	2008
Liquid assets
Cash and due from banks	$191,143	$5,735
Interest-bearing deposits	81	3,279,075
Advances maturing within five years	32,131,742	50,390,148

Total liquid assets	32,322,966	53,674,958
Total deposits	772,457	611,070

Excess liquid assets	$31,550,509	$53,063,888

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

        COs, consisting of bonds and discount notes, represent the primary source of debt used by the Bank to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service (Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the predicted likelihood of timely payment of principal and interest on the COs. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital-market access. The credit crisis, which commenced in mid-2007 and deepened greatly in the second half of 2008, resulted in the Bank's increasing reliance on short-term COs based on funding costs for longer-term COs that were higher than historical norms due to investor preference for short-term investments at that time. The Bank's long-term funding costs improved during 2009 relative to the higher long-term funding costs experienced in 2008 due to the credit crisis and government responses thereto. The improvement in long-term funding costs is due in part to general improvement in the confidence of investors as markets stabilized in 2009; lower demand by the FHLBanks for proceeds of CO debt issuances primarily due to declining advances balances across all the FHLBanks (the FHLBank System) from the historical highs experienced during the credit crisis; purchases of GSE debt by the Federal Reserve Bank of New York pursuant to the GSE debt-purchase initiative, described under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments; and improved investor demand for long-term CO bonds both through negotiated transactions and public issuances. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity for more information.

        CO Bonds.    CO bonds may have maturities of up to 30 years (although there is no statutory or regulatory limit on maturities), and CO bonds have been traditionally issued to raise intermediate and long-term funds. However, during the recent credit crisis, CO bonds were used to raise more short-term and intermediate funds.

        CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including LIBOR, Constant Maturity Treasury (CMT), and others. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which the Bank can redeem bonds prior to maturity.

        CO bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks are among the world's most active issuers of debt, issuing on a near-daily basis, including sometimes multiple issuances in a single day. The Bank frequently participates in these issuances. Each FHLBank requests funding through the Office of Finance and the Office of Finance endeavors to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested funding. In some cases, proceeds from partially fulfilled offerings must be allocated in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank.

        Discount Notes.    CO discount notes are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to one year. The Bank generally participates in CO discount note issuance on a daily basis as a means of funding short-term assets and managing its short-term funding gaps. During 2009, the Bank also periodically funded longer-term assets through the issuance of CO discount notes rather than CO bonds when CO discount notes could be issued at more favorable pricing than CO bonds, as further discussed under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Liquidity. Each FHLBank submits commitments to issue CO discount notes in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits that the Bank has specified in its commitment, above which the Bank will not accept funding. CO discount notes are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors. The selling group dealers receive no selling concession if the bonds are sold at auction. Otherwise, the Bank pays the dealer a selling concession.

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

        The following table illustrates the Bank's compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)

	December 31,
	2009	2008
Non-pledged asset totals
Cash and due from banks	$191,143	$5,735
Advances	37,591,461	56,926,267
Investments(1)	20,947,464	18,864,899
Mortgage loans, net	3,505,975	4,153,537
Accrued interest receivable	147,689	288,753
Less: pledged assets	(443,098)	(916,068)

Total non-pledged assets	$61,940,634	$79,323,123

Total consolidated obligations	$57,686,832	$74,726,268

Ratio of non-pledged assets to consolidated obligations	1.07	1.06

(1)
Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

        Although each FHLBank is primarily liable for the portion of COs corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs. Under Finance Agency regulations, if the principal or interest on any CO issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of such FHLBank. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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

        Activity-Based Stock-Investment Requirement (ABSIR).    Members must hold Class B stock based on certain outstanding activity with the Bank. The ABSIR for advances is as follows:

For advances with a term of:	The ABSIR is the following percentage of outstanding advance balances
Overnight (one business day)	3.0%
More than one business day through three months	4.0
Greater than three months	4.5

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

        For loans purchased on or after November 2, 2009, the ABSIR for MPF activities was suspended to encourage growth in this business line as part of the revised operating plan, which is discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Executive Summary—Principal Business Developments. For loans purchased prior to November 2, 2009, the ABSIR for MPF activities is either zero percent or 4.5 percent, as determined by the date the loan was funded and/or the date the master commitment was entered into.

        Membership Stock-Investment Requirement (MSIR).    In addition to the ABSIR, members must hold the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25.0 million.

        Total Stock-Investment Requirement (TSIR).    The sum of the ABSIR and the MSIR is the TSIR. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2009, members and nonmembers with capital stock outstanding held excess capital stock totaling $1.5 billion, representing approximately 40.9 percent of total capital stock outstanding.

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

        Repurchases of Excess Capital Stock.    The Bank may, at its sole discretion, repurchase excess capital stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, if the repurchase will not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. However, in accordance with the moratorium on excess stock repurchases described below, the Bank did not complete any repurchases of excess capital stock in 2009, except for $1.5 million of excess stock repurchase requests that had been submitted to the Bank prior to the commencement of the moratorium.

        The Bank has an Excess Stock Repurchase Program (the ESRP) that is intended to enhance the Bank's ability to manage the level of excess stock and, therefore, more efficiently utilize its capital. Under the ESRP, on a monthly basis, management determines available capital required to support incremental business activity and determines the desired amount of stock, if any, to repurchase from members. Under the ESRP, the Bank may unilaterally repurchase this amount of excess capital stock from members of the Bank whose ratio of total capital stock held to their TSIR amount exceeds a periodically defined level in accordance with timing and notice provisions established by the plan. This program is intended to enable the Bank to manage its capital and financial leverage in order to address asset fluctuations. In some months, management may decide not to exercise its discretion to initiate repurchases under the ESRP. Under the program the Bank will not repurchase any excess capital stock from a member if such repurchase would result in that member's capital-stock balance being less than the member's TSIR amount plus $200,000. However, in accordance with the moratorium on excess stock repurchases described below, the Bank did not repurchase excess capital stock under the ESRP during the year ended December 31, 2009.

        The Bank implemented a moratorium on excess stock repurchases which was adopted on December 8, 2008. This is designed to help the Bank preserve capital in the light of the challenges the Bank continues to face, which principally arise from losses on its investment portfolio of private-label MBS, which is discussed under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Investments.

        The Bank's board of directors has a right and an obligation to call for additional capital-stock purchases by the Bank's members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than double-A from an NRSRO. Since the adoption of the Bank's capital plan on April 19, 2004, the Bank's board of directors has not called for any additional capital-stock purchases by members for this reason.

        Mandatorily Redeemable Capital Stock.    The Bank reclassifies stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2009, the Bank had $90.9 million in capital stock subject to mandatory redemption from eight former members or withdrawing members. This amount has been classified as a liability for mandatorily redeemable capital stock in the statement of condition. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, at its sole discretion, repurchase the excess activity-based stock as described above.

        Retained Earnings.    The Bank's methodology for determining retained earnings adequacy incorporates the Bank's assessment of the various risks that could potentially adversely affect retained earnings if trigger stress scenario conditions occurred. Principal elements of this risk are market risk and credit risk. Market risk is represented through the Bank's value-at-risk (VaR) market-risk measurement which captures 99 percent of potential changes in the Bank's market value of equity due to potential parallel and nonparallel shifts in yield curves applicable to the Bank's assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due to but not limited to actual and potential adverse ratings migrations for the Bank's assets and actual and potential defaults.

        The Bank's current retained earnings target is $925.0 million, a target adopted to accumulate capital in light of the various challenges to the Bank, including the growth in accumulated other comprehensive losses primarily related to the Bank's portfolio of held-to-maturity private-label MBS, discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Investments. For further discussion of the Bank's retained earnings target, see Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank's retained earnings target could be revised in response to potential Finance Agency mandates or due to potential changes in the Bank's risk profile. See Item 1A—Risk Factors. At December 31, 2009, the Bank had retained earnings of $142.6 million.

        Dividends.    The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. Refer to Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank's board of directors may declare and pay dividends in either cash or capital stock. In no event may the Bank pay a dividend if, having done so, the Bank's retained earnings level would be less than zero. The Bank's board of directors has a policy under which the Bank may pay up to 50 percent of the prior quarter's net income while the Bank's retained earnings are less than its retained earnings target. However, on February 22, 2010, the Bank announced that its board of directors does not expect to declare any dividends during at least the first half of 2010 irrespective of net income as the Bank continues to focus on building retained earnings. The Bank's board of directors will re-examine the issue during the second half of the year to assess progress toward retained earnings goals and determine the likelihood of quarterly dividend declarations for the remainder of 2010.

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

        In general, the Bank uses interest-rate-exchange agreements in three ways: 1) as a fair-value or cash-flow hedge of a hedged financial instrument, firm commitments, or a forecasted transaction, 2) as economic hedges in asset-liability management that are not designated as hedges, or 3) by acting as an intermediary between members and the capital markets. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate-exchange agreements to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities, and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs.

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

Competition

        Advances.    Demand for the Bank's advances is affected by, among other things, the cost of other available sources of liquidity for its members, including deposits. The Bank competes with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, the Federal Reserve and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may also have access to federal funds, negotiable certificates of deposit, bankers' acceptances, and medium-term notes, and may also have independent access to the national and global credit markets. Since 2008 and throughout 2009, members have also been able to access a myriad of liquidity programs established in response to the continuing credit crisis, including the Troubled Assets Relief Program's (TARP's) capital injections which directly increases each recipient's ability to lend, favorable changes to the Federal Reserve Board's requirements for borrowing directly from the Federal Reserve Banks, the Federal Reserve Board's commercial paper facility, and the FDIC's Temporary Liquidity Guarantee Program (the Temporary Liquidity Guarantee Program), pursuant to which the FDIC has guaranteed certain debt issuances by financial institutions, as surrogates to the Bank's traditional advance products. However, these alternative liquidity facilities either have been or are beginning to be scaled back and/or phased out, and this competition is expected to diminish in 2010. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral. Further, demand for the Bank's advances may be adversely impacted by certain legislative and regulatory developments. For example, on February 27, 2009, the FDIC approved a final rule to increase deposit insurance premium assessments based on secured liabilities, including the Bank's advances, to the extent that the institution's ratio of secured liabilities to domestic deposits exceeds 25 percent is further described under Item 7—Management's Discussion and Analysis of

Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments. Bank members impacted by this final rule may decrease their demand for advances from the Bank due to the increased all-in cost from their increased deposit insurance premium assessments.

        Mortgage Loans Held for Portfolio.    The activities of the Bank's MPF portfolio are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured loans. The Bank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Historically, the most direct competition for mortgages came from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac. Since 2008, a Federal Reserve Board agency MBS purchase program instituted to make housing more affordable has contributed to the ability of Fannie Mae and Freddie Mac to offer low mortgage rates. Comparative MPF mortgage rates, which are a function of the FHLBank debt issuance costs, have not been as competitive from time to time. The net effect, all other things being equal, weakens member demand for MPF products. The Federal Reserve Board agency MBS purchase program, is described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislation and Regulatory Developments.

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

        Throughout 2009, the FHLBanks have also faced competition in their funding operations from liquidity programs established in response to the credit crisis, as more fully discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.

Assessments

        REFCorp Assessment.    Although the Bank is exempt from all federal, state, and local taxation, except for property taxes, it is obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. There is no REFCorp payment obligation when net earnings are zero or less, as was the case for 2009. The REFCorp contribution requirement was established by Congress in 1989 to provide funds to pay a portion of the interest on debt issued by the Resolution Trust Corporation that was used to assist failed savings and loan institutions. These interest payments totaled $300 million per year, or $75 million per quarter for the 12 FHLBanks through 1999. In 1999, the Gramm-Leach-Bliley Act of 1999 (GLB Act) changed the annual assessment to a flat rate of 20 percent of net earnings (defined as net income determined in accordance with accounting principles generally accepted in the United States of America (GAAP)) after AHP expense. Since 2000, the FHLBanks have been required to make payments to REFCorp until the total amount of payments made is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. The expiration of the obligation is shortened as the 12 FHLBanks make payments in excess of $75 million per quarter.

        Because the FHLBanks contribute a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid have exceeded the required $75 million per quarter for the past several years. As specified in the Finance Agency regulation that implements Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon bonds issued by the U.S. Department of the Treasury (the U.S. Treasury) to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Agency, in consultation with the Secretary of the U.S. Treasury, selects the appropriate zero-coupon yields used in this calculation. Through December 31, 2009, the FHLBanks' aggregate payments have satisfied $2.3 million of the $75 million requirement for April 15, 2012, and all scheduled payments thereafter. These defeased payments, or portions thereof, could be restored in the future if actual REFCorp payments of the 12 FHLBanks fall short of $75 million in any given quarter. Contributions to REFCorp will be discontinued once all obligations have been fulfilled. However, due to the interrelationships of all future earnings of the 12 FHLBanks, the total cumulative amount to be paid by the Bank to REFCorp is not determinable.

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

        The Bank recorded an annual net loss of $186.8 million for the year ended December 31, 2009, and so had no REFCorp obligation for the year. During the fourth quarter of 2008, the Bank recorded a loss before assessments of $331.5 million which resulted in an overpayment of the Bank's 2008 REFCorp obligation. The amount of the overpayment is recorded as a prepaid asset on the statement of condition and will be used towards future assessments.

        AHP Assessment.    Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before charges for AHP and interest expense associated with mandatorily redeemable capital stock. The calculation of the AHP assessment has been determined by the Finance Agency.

        In annual periods where the Bank's regulatory net income is zero or less, as was the case for 2009, the AHP assessment for the Bank is zero. However, if the annual 10 percent contribution provided by each individual FHLBank is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. REFCorp determines allocation of this shortfall. There was no such shortfall in any of the preceding three years.

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

        For the year ended December 31, 2009, the Bank experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per AHP regulations, the Bank has elected to allot up to $5.0 million of future periods' required AHP contributions to be awarded during 2010 (referred to as the accelerated AHP). The accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so, based on regulations. The Bank will offset the accelerated AHP contribution against required AHP contributions over the next five years.

ITEM 1A.    RISK FACTORS

        The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. The risks described below, if realized, could result in the Bank being prohibited from paying dividends, and/or repurchasing and redeeming its common stock and may adversely impact the Bank's business operations, financial condition, and future results of operations.

CREDIT RISKS

The Bank is subject to credit risk exposures related to the mortgage loans that back its MBS investments. Increased delinquency rates and credit losses beyond those currently expected may adversely impact the yield on or value of those investments.

        The Bank has invested in private-label MBS, which are backed by prime, subprime, and/or Alt-A mortgage loans. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSRO's. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments for a description of the Bank's portfolio of investments in these securities.

        As described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Throughout 2009, increasing delinquency and loss severity trends experienced on the loans underlying MBS, particularly subprime and Alt-A mortgage loans as well as challenging macroeconomic factors, particularly unemployment levels, have caused the FHLBanks' OTTI Governance Committee, and therefore the Bank, to adopt more pessimistic assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses thereby causing other-than-temporary impairment losses from certain of these securities. The Bank recognized credit losses of $72.4 million and decreases to other comprehensive loss of $24.4 million for MBS that management determined were other other-than-temporarily impaired for the quarter ended December 31, 2009. The Bank incurred credit losses of $444.1 million and increases to other comprehensive loss of $885.4 million for MBS that management determined were other-than-temporarily impaired for the year ended December 31, 2009. If macroeconomic trends or collateral credit performance within the Bank's private-label MBS portfolio deteriorate further than currently anticipated, more pessimistic assumptions including but not limited to housing price changes, loan default rates, loss severities, and prepayment speeds may be adopted by the FHLBanks' OTTI Governance Committee. As a possible outcome, the Bank may recognize additional credit losses and increases to other comprehensive loss, which may be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank would be projected to realize an additional $111.2 million in credit losses and an additional decrease to other comprehensive loss of $51.2 million.

Investment rating downgrades and decreases in the fair value of the Bank's investments may increase the Bank's risk-based capital requirement.

        At December 31, 2009, the Bank's total risk-based capital requirement was approximately $1.5 billion. At December 31, 2009, the Bank had permanent capital of $3.9 billion and so was in excess of its risk-based capital requirement by $2.4 billion. However, further ratings downgrades on the Bank's investments or decreases in the fair value of the Bank's assets may increase the Bank's risk-based capital requirement. If the Bank is unable to satisfy its risk-based capital requirement, the Bank would be subject to certain capital restoration requirements and be prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and redeeming or repurchasing capital stock without the prior approval of the Finance Agency. For a discussion of our risk-based capital requirements, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.

Rising delinquency rates on the Bank's investments in MPF loans may adversely impact the Bank's financial condition.

        As discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Mortgage Loans, at December 31, 2009, delinquency rates on the Bank's investments in MPF loans had risen to 4.50 percent of total par value of mortgage loans outstanding from 2.61 percent of total par value of mortgage loans outstanding at December 31, 2008. In response to both the rise in delinquency rates and the general deterioration in nationwide housing prices, the Bank has increased its allowance for credit losses on mortgage loans to $2.1 million at December 31, 2009 from $350,000 at December 31, 2008. While the Bank has not changed its base methodology for calculating the allowance for loan losses since December 31, 2008, the Bank increased the loss severity estimates that the Bank applies to projected defaulted loans. This revision in loss assumptions reflects the prolonged deterioration in U.S. housing markets and resulting expectations as to the length and depth of depressed housing prices and impact on realized losses. To the extent that economic conditions further weaken and regional or national home prices continue to decline, the Bank could determine to further increase its allowance for credit losses on mortgage loans. Further, the Bank may be exposed to servicer defaults and PFI failures to satisfy their credit enhancement obligations if the financial condition of PFI members materially deteriorates.

Declines in the value of mortgage loans that serve as collateral may adversely impact the Bank's business operations and/or financial condition.

        To secure advances, the Bank accepts collateral from members that includes some amounts of prime, subprime, and Alt-A residential mortgage loans, as well as MBS that may be backed by prime mortgage loans. During 2009, delinquencies and losses with respect to residential mortgage loans have increased, particularly for subprime, and Alt-A mortgage loans, including pay-option adjustable-rate mortgage loans. In addition, residential property values in many areas continued to decline throughout 2009. If delinquency and loss rates on residential mortgage loans continue to increase, or if there is a further decline in residential real estate values, the Bank would be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance.

The Bank has geographic concentrations that may adversely impact its business operations and/or financial condition.

        The Bank has concentrations of mortgage loans in some geographic areas based on its investments in MPF loans and private-label MBS and on its receipt of collateral pledged for advances. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk for additional information on these concentrations. To the extent that any of these geographic areas experiences significant further declines in the local housing markets, declining economic conditions, or a natural disaster, the Bank could experience increased losses on its investments in the MPF loans or the related MBS or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of the Bank's MBS investments may be adversely impacted.

        Mortgage servicers continue their efforts to modify delinquent loans in order to mitigate losses. Such loan modifications may include reductions in interest rate and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received.

        This activity may result in higher losses being allocated to the Bank's MBS investments backed by such loans than the Bank may have expected or experienced to date.

Counterparty credit risk could adversely impact the Bank.

        The Bank assumes some unsecured credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse effect on the Bank's financial condition and results of operations.

The Bank relies upon derivative instruments to reduce its interest-rate risk, however the Bank may not be able to enter into effective derivative instruments on acceptable terms.

        The Bank uses derivative instruments to reduce its interest-rate risk . If the Bank is unable to manage its hedging positions properly, or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to effectively manage its interest-rate and other risks, which could adversely impact the Bank's financial condition and results of operations.

Changes in the Bank's or other FHLBanks' credit ratings or other negative news may adversely impact the Bank's cost and availability of financing.

        The Bank currently has the highest credit rating from Moody's and S&P. In addition, the COs of the FHLBanks have been rated Aaa/P-1 by Moody's and AAA/A-1+ by S&P. These ratings are subject to reduction or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. S&P has assigned two FHLBanks a stable rating with long-term ratings of AA+ as of February 28, 2010. Although the credit ratings of the COs of the FHLBanks have not been affected by these ratings, similar ratings actions may adversely affect the Bank's cost of funds and ability to issue COs on acceptable terms, which could adversely impact the Bank's financial condition and results of operations. Similarly, in the absence of rating-agency actions, the revelation of negative news affecting any FHLBank, such as material losses or increased risk of losses, may also adversely impact the Bank's cost of funds.

        A reduction in the Bank's ratings would also trigger additional collateral posting requirements under the Bank's derivative collateral agreements. At December 31, 2009, the impact of a downgrade to AA+ would have required $257.4 million of after-haircut valued collateral to be posted to our derivatives counterparties.

STRATEGIC RISKS

The Bank may fail to meet its minimum regulatory capital requirements and/or maintain a capital classification of adequately capitalized, which would result in prohibitions on dividends, excess capital stock repurchases, and capital stock redemption and could result in additional regulatory prohibitions.

        The Bank is required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, which are described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital and is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). Additionally, the Bank is required to satisfy certain regulatory capital and leverage ratio requirements. Any failure to satisfy these requirements will result in the Bank becoming subject to certain capital restoration requirements and being prohibited from paying dividends, irrespective of whether the Bank has retained earnings or current net income, and redeeming or repurchasing capital stock without the prior approval of the Finance Agency.

        The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2009. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If the Bank becomes classified into a capital classification other than adequately capitalized, the Bank would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

The board of directors' decisions not to declare dividends may decrease demand for advance products and increase membership withdrawals.

        The Bank's board of directors has not declared a dividend since the fourth quarter of 2008 as it seeks to preserve capital in light of certain challenges the Bank continues to face, which principally relate to losses from its investments in private-label MBS, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview and Executive Summary—Principal Business Developments. On February 22, 2010, the Bank announced that its board of directors does not expect to declare a quarterly dividend based on quarterly results until it demonstrates a consistent pattern of positive net income, which will preclude a declaration of dividends for at least the first two quarters of 2010 irrespective of net income in those quarters as the Bank continues to focus on building retained earnings.

        The Bank's ability to pay dividends is also subject to statutory and regulatory requirements. For example, regulations may be issued requiring higher levels of retained earnings. Further, events such as changes in the Bank's market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain GAAP may affect the adequacy of the Bank's retained earnings. This in turn may require the Bank to further increase its retained earnings target and extend the elimination of dividends or reduce its dividends, as the case may be, in order to achieve and maintain the future targeted amounts of retained earnings.

        Should the board of directors continue not to declare dividends or declare dividends of relatively low yield, the Bank may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely impact the Bank's business operations and financial condition.

The Bank's moratorium on excess stock repurchase may decrease demand for advance products and increase membership withdrawals.

        The Bank must meet its minimum regulatory capital requirements at all times. If the Bank were to fail to maintain an adequate level of total capital to comply with minimum regulatory capital requirements, it would be precluded from repurchasing excess capital stock or from redeeming capital stock until it restored compliance, which could cause members to withdraw from membership.

        Since December 8, 2008, the Bank has continued a moratorium on excess stock repurchases in light of certain challenges the Bank continues to face, which principally relate to losses from its investments in private-label MBS, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview and Executive Summary—Principal Business Developments. This moratorium may be an incentive for members to withdraw from membership and a disincentive to prospective members from becoming members, either of which may adversely impact the Bank's business operations and financial condition.

The loss of significant members may result in lower demand for the Bank's products and services.

        At December 31, 2009, the Bank's five largest members held 50.8 percent of the Bank's stock. In addition, the Bank's two largest members held multiple memberships in the FHLBank System, allowing them the flexibility of borrowing from less capital-constrained FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with the Bank could lower demand for the Bank's products and services in the future and adversely impact the performance of the Bank.

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

        A decrease in demand for the Bank's products and services due to the loss of significant members may adversely impact the Bank's results of operations and financial condition, the impact of which may be greater during periods when the Bank is experiencing losses or reduced net income.

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank's business operations and/or financial condition.

        The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Agency, an independent agency in the executive branch of the federal government, that regulates the Bank. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their housing-finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact the Bank's ability to conduct business or the cost of doing business. For a discussion of certain recent legislation and regulatory developments that may impact the Bank, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Legislative and Regulatory Developments.

        The Bank cannot predict what additional regulations will be issued or what additional legislation will be enacted, and the Bank cannot predict the effect of any such additional regulations or legislation on the Bank's business operations and/or financial condition. Additional changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, which could adversely impact the Bank's financial condition and results of operations. The enactment of legislation and regulations may also have an indirect, adverse impact on the Bank. See Market Risk—The Bank faces competition for loan demand and loan purchases, which could adversely impact results of operations in this Item for discussion of the enactment of certain federal legislation and regulations that have increased competition to the Bank as a supplier of advances and may adversely impact the Bank's earnings. See also Proposed legislation in response to the U.S. housing and economic recession may adversely impact the Bank's advances business and investments below for a discussion of proposed legislation that may adversely impact the Bank's investments and member borrowing capacity.

Proposed legislation in response to the U.S. housing and economic recession may adversely impact the Bank's advance business and investments.

        Certain proposed federal legislation in response to the continuing U.S. housing and economic recession may adversely impact the Bank's investments and advances business. For example, in 2009, federal legislation was proposed that would have allowed bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would have allowed a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property (a cramdown), which is currently prohibited by the Bankruptcy Reform Act of 1994. Some of the private-label MBS in which the Bank has invested contain a cap on bankruptcy losses, and when such cap is exceeded, bankruptcy losses are allocated among all classes of such MBS on a pro-rata basis among the classes of such MBS rather than by seniority. In the event that this legislation is enacted so as to apply to all existing mortgage debt (including first mortgages of owner-occupied homes), then the Bank could face increased risk of credit losses on its private-label MBS that include such bankruptcy caps due to the erosion of its credit protection it would have otherwise had via its senior class of such MBS. Any such credit losses may lead to other-than-temporary impairment charges for affected private-label MBS in the Bank's held-to-maturity portfolio. Additionally, bankruptcy cramdowns could adversely impact the value of the collateral held in support of the Bank's loans to members, resulting in reduction of member borrowing capacity, and could adversely impact value of the MPF mortgage loans held by the Bank.

Compliance with regulatory contingency liquidity guidance could adversely impact the Bank's results of operations.

        The Bank is required to maintain sufficient liquidity through short-term investments in an amount at least equal to the Bank's cash outflows under two different scenarios, as discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. The requirement is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, the Bank maintains balances in shorter-term investments, which may earn lower interest rates than alternate investment options and may, in turn, adversely impact net interest income. In certain circumstances, the Bank may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing the Bank's short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make the Bank's advances less competitive, advance levels and, therefore, the Bank's net interest income may be adversely impacted.

The Bank may not be able to realize the goals of the revised operating plan.

        As discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Overview and Executive Summary—Principal Business Developments, management and the board of directors have implemented a revised operating plan that includes goals as to certain revenue enhancement and expense reduction initiatives intended to help restore the Bank to a position where it can once again repurchase excess capital stock, pay members a dividend, and better fund the AHP. The plan calls for enhanced product offerings, strategies to encourage membership and credit products growth, prudent and profitable investment strategies, potential flexibility in capital requirements to promote new credit activity, greater operational efficiencies, and expense reduction. However, certain portions of the plan require the prior approval of the Finance Agency, and there can be no assurance that the Finance Agency will approve such portions of the plan. In addition, the success of many elements of the plan depend on factors outside of the Bank's control. For example, efforts to encourage new credit activity among the Bank's members may be offset by alternative funding sources available to them, including, but not limited to, such sources developed by the federal government in response to the continuing U.S. economic recession, as discussed in Market Risks—The Bank faces competition for loan demand and loan purchases which could adversely impact results of operations.

Required AHP contribution rates could decrease available funds to pay as dividends to members.

        If the total annual net income before AHP expenses of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10 percent of its net income after REFCorp expenses to its AHP to meet the minimum $100 million annual contribution. Increasing the Bank's AHP contribution in such a scenario would reduce the Bank's net income after AHP charges and thereby reduce available funds to pay as dividends.

MARKET RISKS

Any inability of the Bank to access the capital markets could adversely impact its business operations, financial condition, and results of operations.

        The Bank's primary source of funds is the sale of COs in the capital markets. The Bank's ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank's control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed, the Bank's ability to support and continue its operations would be adversely impacted, which would thereby adversely impact the Bank's financial condition and results of operations.

        The credit crisis, which commenced in mid-2007 and deepened greatly in the second half of 2008, resulted in the Bank's increasing reliance on short-term COs resulting from funding spreads for longer-term COs that were higher than historical norms due to investor preference for short-term investments at that time. As a result, the Bank has also become more reliant on the ongoing issuance of discount notes, which are COs with maturities of one year or less, for funding, which reliance continued into 2010. If the Bank cannot access funding when needed on acceptable terms, its ability to support and continue its operations could be adversely impacted, which could adversely impact its financial condition and results of operations, and the value of membership in the Bank.

        Notably, the Federal Reserve Board has announced its intention to cease purchasing GSE debt, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Recent Legislative and Regulatory Developments. The Bank's funding costs could be adversely impacted by the removal of this support.

The Bank faces competition for loan demand and loan purchases that could adversely impact results of operations.

        The Bank's primary business is providing liquidity to its members by making advances to, and purchasing mortgage loans from, its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Many of the Bank's competitors are not subject to the same body of regulation applicable to the Bank. This is one factor among several that may enable the Bank's competitors to offer wholesale funding on terms that the Bank is not able to offer and that members deem more desirable than the terms offered by the Bank on its advances.

        The availability to the Bank's members of different products from alternative funding sources, with terms more attractive than the terms of products offered by the Bank, may significantly decrease the demand for the Bank's advances and/or loan purchases. Further, any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the profitability on advances, which may reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the Bank's profitability on advances and/or loan purchases, may adversely impact the Bank's financial condition and results of operations.

        For example, certain federal government responses to the continuing U.S. economic recession led to increased competition for the Bank's advances products. Examples of such responses are:

  •
  the reduction on the required discount on pledged collateral and lowered interest rates on Federal Reserve Bank loans, which are in direct competition with the Bank's advances products;

  •
  the Federal Reserve Board's establishment of a commercial paper funding facility providing eligible institutions with the ability to raise funds in direct competition with the Bank's advances products;

  •
  a proposed program funded with $30 billion of TARP proceeds that permits financial institutions with fewer than $10 billion in assets to borrow money at a low interest rate from the U.S. Treasury; and

  •
  the Temporary Liquidity Guarantee Program, which may decrease the funding costs of any Bank member that participates in the program which, in turn, may reduce member demand for advances products from the Bank.

        Similarly, certain federal government responses to the continuing U.S. economic recession have increased competition for the Bank's purchases of loans through the MPF program which may have an adverse impact on the Bank's earnings. One such response is the Federal Reserve Board's agency MBS purchase program, which was initiated to drive mortgage rates lower. The program has resulted in very low mortgage yields for new mortgage loans. As a result of these pricing pressures, in 2009 the Bank was not able to purchase as many mortgage loans under the MPF program as in prior years, as discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Mortgage Loans. So long as pricing remains less competitive than other pricing available from other agencies, including Fannie Mae and Freddie Mac, the Bank expects member demand for MPF products to be weak, which may have an adverse impact on the Bank.

The Bank's efforts to maintain adequate capital levels could hamper its ability to generate asset growth including, but not limited to, meeting member advance requests.

        The Bank is mandated to maintain minimum regulatory capital thresholds including, but not limited to, a minimum total regulatory capital ratio of 4.0 percent, which is a percentage equal to permanent capital divided by total assets. This requirement does not permit the Bank to leverage its asset size by borrowing to invest in assets in excess of 4.0 percent of asset financing. As a condition for borrowing advances from the Bank, members are required to invest in capital stock of the Bank, permitting members to leverage their member stock investment to borrow at multiples of that stock investment. In certain scenarios, members seeking to leverage their excess stock availability at the Bank may be unable to borrow at the fullest capacity if overall asset growth causes the Bank's total regulatory capital ratio to fall below 4.0 percent, even after discretionary assets, including, but not limited to, short-term investments, are disposed.

Additional declines in U.S. home prices or in activity in the U.S. housing market could adversely impact the Bank's business operations and/or financial condition.

        The deterioration of the U.S. housing market and national decline in home prices, which began in 2007 and remains depressed in to 2010, may adversely impact the financial condition of a number of the Bank's members, particularly those whose businesses are concentrated in the mortgage industry. One or more of the Bank's members may default on its obligations to the Bank for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged by the Bank's members to the Bank as collateral may further decrease. If a member defaulted, and the Bank was unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

        Further, the deterioration of the U.S. housing market and national decline in home prices, may result in further increases in delinquency rates and loss severities on the mortgage loans underlying the Bank's investments in mortgages and MBS, the risks of which are discussed under Credit Risks—The Bank is subject to credit risk exposures related to the mortgage loans that back its MBS investments. Increased delinquency rates and credit losses beyond those currently expected may adversely impact the yield on or value of those investments and—Rising delinquency rates on the Bank's investments in MPF loans may adversely impact the Bank's financial condition.

The recent announcements by Fannie Mae and Freddie Mac that they intend to purchase seriously delinquent loans at par value from MBS pools may adversely impact the Bank's financial performance.

        In February 2010, Fannie Mae and Freddie Mac announced that they intend to repurchase seriously delinquent loans, defined as loans 120 days or more delinquent, out of collateral pools backing the MBS they have issued at par value. While details of the repurchase programs are not fully known, the repurchase of seriously delinquent loans by Fannie Mae and Freddie Mac would result in significant levels of principal received by investors in a short period of time resulting in an increase in market liquidity. This may, in turn, serve to limit the Bank's opportunities to reinvest these prepayments profitably as other investors would be seeking to re-deploy these prepayments simultaneously, elevating purchase prices and reducing effective yields on the new investments.

        Additionally, if these GSEs access the capital markets to fund these prepayments, the Bank's own funding costs may be adversely impacted. The funding costs for these GSEs and the FHLBanks traditionally track each other closely. Therefore, any material increase in these GSEs accessing the capital markets from these prepayment programs could result in higher funding costs realized by these GSEs and the FHLBanks as well.

The public perception of GSEs may adversely impact the Bank's funding costs.

        The housing-related GSEs—Fannie Mae, Freddie Mac, and the FHLBanks—issue highly rated agency debt to fund their operations. From time to time negative announcements by Fannie Mae and Freddie Mac concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.

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

        Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of COs. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could adversely impact the Bank's financial condition and results of operations.

        Additionally, due to the Bank's relationship with other FHLBanks, the Bank could be impacted by events other than the default of a CO. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the Finance Agency, at its discretion, to require another FHLBank to either provide capital to or purchase assets of another FHLBank. The Bank's financial condition and results of operations could be adversely impacted if it were required to either so provide capital or purchase assets.

Changes in interest rates could adversely impact the Bank's financial condition and results of operations.

        Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank's outstanding loans and investments and interest paid on the Bank's borrowings and other liabilities, as measured by its net interest spread. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when either the Bank's interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low-interest-rate environments, or will remain outstanding at below-market yields when interest rates increase. In any case, interest-rate moves could adversely impact the Bank's financial condition and results of operations.

OPERATIONAL RISKS

The Bank relies heavily upon information systems and other technology and any failure of such information systems or other technology could adversely impact the Bank's financial condition and results of operations.

        The Bank relies heavily upon information systems and other technology to conduct and manage its business. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. While the Bank has implemented a disaster recovery and business continuity plan, the Bank can make no assurance that it will be able to prevent, or timely and adequately address, the negative effects of any such failure or interruption. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, and could adversely impact the Bank's financial condition and results of operations.

The Bank relies on the FHLBank of Chicago in participating in the MPF program in that FHLBank's capacity as MPF provider and could be adversely impacted if the FHLBank of Chicago changed or ceased to operate the MPF program, or experienced information systems or other technological interruptions, or failures in its capacity as MPF Provider.

        As part of its business, the Bank participates in the MPF program with the FHLBank of Chicago, which accounts for 5.6 percent of the Bank's total assets and 16.9 percent of interest income as of December 31, 2009. The Bank relies on the FHLBank of Chicago as the MPF provider to operate and administer the MPF program. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, the Bank's mortgage-purchase business could be adversely affected, and the Bank could experience a related decrease in its net interest margin, financial condition, and profitability. In the same way, the Bank could be adversely affected if any of the FHLBank of Chicago's third-party vendors it engages in the operation of the MPF program were to experience operational or technological difficulties.

The Bank relies on models to value financial instruments and the assumptions used may have a significant effect on the Bank's financial position, the results of operations, and the assessment of risk exposure.

        The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions in the interim could impact the Bank's financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact the Bank's financial position and results of operations.

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

PART II

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Bank capital stock is issued and redeemed at its par value of $100 per share. The Bank's stock is not publicly traded and can be purchased only by the Bank's members. As of February 28, 2010, 460 members and three nonmembers held a total of 37.4 million shares of the Bank's Class B stock, which is the only class of stock outstanding.

        During 2009, the Bank did not declare any dividends. In 2008 the Bank declared quarterly cash dividends as outlined in the following table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. Dividends are solely within the discretion of the Bank's board of directors. Historically, the dividend rate has been based upon a spread to average short-term interest rates experienced during the quarter.

Quarterly Dividends Declared
(dollars in thousands)

	2008
Dividends Declared in the Quarter Ending	Average Capital Stock(1)	Dividend Amount(2)	Annualized Dividend Rate
March 31	$3,281,473	$49,627	6.00%
June 30	3,263,508	32,456	4.00
September 30	3,356,801	25,456	3.05
December 31	3,549,547	22,306	2.50

(1)
Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)
The dividend amounts do not include the interest expense on mandatorily redeemable stock.

        Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables the Bank's board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2008, quarterly dividends were declared in February, May, August, and November based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration.

        Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Agency regulations, the Bank may not declare a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fall below its minimum capital requirements or would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the Finance Agency's permission. Further, the Bank may not pay dividends to its members if the principal and interest due on any CO issued through the Office of Finance on which it is the primary obligor has not been paid in full, or under certain circumstances, if the Bank becomes a noncomplying FHLBank as that term is defined in Finance Agency regulations as a result of its inability to either comply with regulatory liquidity requirements or satisfy its current obligations.

        Additionally, the Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank's excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank's excess stock to exceed one percent of its total assets. At December 31, 2009, the Bank had excess capital stock outstanding totaling $1.5 billion or 2.4 percent of its total assets.

        The Bank's board of directors has adopted a quarterly dividend payout restriction that limits the quarterly dividend payout to no more than 50 percent of quarterly earnings in the event that the retained earnings target exceeds the Bank's current level of retained earnings. The Bank's retained earnings target is $925.0 million and the Bank had retained earnings of $142.6 million at December 31, 2009. On February 22, 2010, the Bank announced that its board of directors does not expect to declare any dividends until it demonstrates a consistent pattern of positive net income, which will likely preclude a declaration of dividends for at least the first two quarters of 2010 irrespective of net income as the Bank continues to focus on its plan to build retained earnings. The Bank's board of directors will re-examine the issue during the second half of the year to assess progress toward retained earnings goals and determine the likelihood of quarterly dividend declarations for the remainder of the year.

        In addition, as part of the revised operating plan, the Bank adopted a minimum capital level in excess of regulatory requirements to provide further protection for the Bank's capital base. This adopted minimum capital level provides that the Bank will maintain a minimum capital level equal to four percent of its total assets plus its retained earnings target, an amount equal to $3.4 billion at December 31, 2009. The Bank's permanent capital level was $3.9 billion at December 31, 2009, so the Bank was in excess of this higher requirement by $452.1 million on that date. If necessary to satisfy this adopted minimum capital level, however, the Bank will take steps to control asset growth and/or maintain capital levels, the latter of which could limit future dividends. For additional information on the Bank's revised operating plan, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Executive Summary—Principal Business Developments.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data for each of the five years ended December 31, 2009, 2008, 2007, 2006, and 2005, have been derived from the Bank's audited financial statements. Financial information is included elsewhere in this report in regards to the Bank's financial condition as of December 31, 2009 and 2008, and the Bank's results of operations for the years ended December 31, 2009, 2008, and 2007. This selected financial data should be read in conjunction with the Bank's financial statements and the related notes thereto appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Statement of Condition
Total assets	$62,487,000	$80,353,167	$78,200,338	$57,387,952	$57,675,766
Investments(1)	20,947,464	18,864,899	17,862,559	15,242,161	14,466,788
Advances	37,591,461	56,926,267	55,679,740	37,342,125	38,067,896
Mortgage loans held for portfolio, net(2)	3,505,975	4,153,537	4,091,314	4,502,182	4,886,494
Deposits and other borrowings	772,457	611,070	713,126	1,040,560	577,305
Consolidated obligations
Bonds	35,409,147	32,254,002	30,421,987	35,518,442	29,442,073
Discount notes	22,277,685	42,472,266	42,988,169	17,723,515	24,339,903

Total consolidated obligations	57,686,832	74,726,268	73,410,156	53,241,957	53,781,976
Mandatorily redeemable capital stock	90,896	93,406	31,808	12,354	8,296
Class B capital stock outstanding—putable(3)	3,643,101	3,584,720	3,163,793	2,342,517	2,531,145
Retained earnings (accumulated deficit)	142,606	(19,749)	225,922	187,304	135,086
Accumulated other comprehensive (loss) income	(1,021,649)	(134,746)	(2,201)	2,693	11,518
Total capital	2,764,058	3,430,225	3,387,514	2,532,514	2,677,749
Results of Operations
Net interest income	$311,714	$332,667	$312,446	$302,188	$253,607
Provision for credit losses	1,750	225	(9)	(1,704)	502
Net impairment losses on held-to-maturity securities recognized in earnings	(444,068)	(381,745)	—	—	—
Other income (loss)	7,421	(10,215)	11,137	11,750	(29,734)
Other expense	60,068	56,308	53,618	49,055	46,184
AHP and REFCorp assessments	—	—	71,740	70,796	49,045
Net (loss) income	(186,751)	(115,826)	198,234	195,791	135,260
Other Information
Dividends declared	$—	$129,845	$159,616	$143,573	$96,040
Dividend payout ratio(4)	N/A	N/A	80.52%	73.33%	71.00%
Weighted-average dividend rate(5)	N/A	3.86%	6.62	5.51	4.36
Return on average equity(6)	(6.49)	(3.17)	6.96	7.19	5.79
Return on average assets	(0.27)	(0.14)	0.30	0.33	0.27
Net interest margin(7)	0.44	0.41	0.48	0.51	0.51
Average equity to average assets	4.09	4.42	4.35	4.57	4.66
Total regulatory capital ratio(8)	6.20	4.55	4.37	4.42	4.64

(1)
Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)
The allowance for credit losses amounted to $2.1 million, $350,000, $125,000, $125,000 and $1.8 million for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

(3)
Capital stock is putable at the option of a member.

(4)
The dividend payout ratio for 2009 and 2008 is not meaningful.

(5)
Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)
Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive (loss) income and retained earnings.

(7)
Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

(8)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital regarding the Bank's regulatory capital ratios.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This document includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are "forward-looking statements". These statements may use forward-looking terminology such as, but not limited to, "anticipates," "believes," "could," "estimates," "may," "should," "will," "likely," or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

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

  •
  the Bank's expectations regarding the size of its mortgage-loan portfolio, particularly as compared to prior periods; and

  •
  statements about the Bank's expectations of its ability to achieve the goals of the revised operating plan and related projections and expectations, such as meeting the target for retained earnings.

        Actual results may differ from forward-looking statements for many reasons, including but not limited to:

  •
  changes in interest rates, housing prices, employment rates and the general economy;

  •
  changes in the size and volatility of the residential mortgage market;

  •
  changes in demand for Bank advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

  •
  the willingness of the Bank's members to do business with the Bank despite the absence of dividend payments in 2009 and the continuing moratorium on the repurchase of excess capital stock;

  •
  changes in the financial health of the Bank's members;

  •
  insolvencies of the Bank's members;

  •
  increases in borrower defaults on mortgage loans and fluctuations in the housing market;

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

  •
  political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, and/or investors in the COs of the FHLBanks;

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

  •
  the loss of large members through mergers and similar activities;

  •
  changes in investor demand for COs and/or the terms of interest-rate-exchange-agreements and similar agreements;

  •
  the timing and volume of market activity;

  •
  the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

  •
  the ability to introduce new—or adequately adapt current—Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

  •
  the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;

  •
  the realization of losses arising from litigation filed against one or more of the FHLBanks;

  •
  the realization of losses arising from the Bank's joint and several liability on COs;

  •
  inflation or deflation;

  •
  issues and events within the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank's financial obligations with respect to COs, and the Bank's ability to access the capital markets.

  •
  significant business disruptions resulting from natural or other disasters, acts of war or terrorism; and

  •
  the effect of new accounting standards, including the development of supporting systems.

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

Overview and Executive Summary

Principal Business Developments

        The Bank recognized a net loss of $186.8 million for the year ended December 31, 2009 versus a net loss of $115.8 million for the year ended December 31, 2008. The primary challenge for the Bank continues to be losses due to the other-than-temporary impairment of many of its investments in private-label MBS resulting in a credit loss of $444.1 million and a net increase to accumulated other comprehensive loss of $885.4 million for the year ended December 31, 2009. The annual net loss left the Bank with $142.6 million in retained earnings at December 31, 2009. The outstanding par balance of advances was $36.9 billion at December 31, 2009, as such balances continued to decline from the levels of 2008 that were historically high due to the credit related liquidity crisis. The Bank remains in compliance with all regulatory capital ratios as of December 31, 2009.

        The credit quality of the loans underlying the Bank's portfolio of private-label MBS was the principal cause of the 2009 net loss and it remains vulnerable to the housing and capital markets, which could result in additional losses. Accordingly, the Bank has taken the following steps in an effort to protect its capital base and build retained earnings:

  •
  The Bank has not declared any dividends since the fourth quarter of 2008, and the Bank's board of directors has announced that it does not expect to declare any dividends until the Bank demonstrates a consistent pattern of positive net income, which will likely preclude a declaration of dividends for at least the first two quarters of 2010 as the Bank continues to focus on building retained earnings. The Bank's dividend policy is discussed in Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  •
  The Bank has adopted a retained earnings target of $925.0 million. The Bank's retained earnings target is discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

  •
  The moratorium on excess stock repurchases that commenced December 8, 2008, remains in effect.

  •
  The Bank has implemented a revised operating plan (the revised operating plan) that includes goals as to certain revenue-enhancement and expense-reduction initiatives as well as a capital use limitation, as described in greater detail below.

        Additional information on the Bank's principal business developments for the year ending December 31, 2009, follows:

  •
  Investments in Private-Label MBS.  As of December 31, 2009, management has determined that 106 of its private-label MBS, representing an aggregated par value of $2.6 billion as of December 31, 2009, were other-than-temporarily impaired resulting in a credit loss of $444.1 million for the year and a net increase to accumulated other comprehensive loss of $885.4 million. The Bank continues to use modeling assumptions reflecting current and forecasted market conditions, inputs, and methodologies in its analyses of these securities for other-than-temporary-impairment, as is described under Item 8—Notes to the Financial Statements—Note 7—Held-to-Maturity Securities and Critical Accounting Estimates—Other-Than-Temporary-Impairment of Securities in this Item. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used increasingly stressful assumptions on an ongoing basis to reflect current developments in experienced loan performance and attendant forecasts. Despite some signs of economic recovery observed over the recent quarter, many of the factors impacting the underlying loans continued to show little if any improvement and resulted in slower recovery assumptions; such factors include prolonged, elevated unemployment rates, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

  •
  Revised Operating Plan.  Management and the board of directors have completed a detailed analysis of the Bank's operations, risks, and growth opportunities and adopted a revised operating plan that includes certain revenue enhancement and expense reduction initiatives as well as a capital use limitation. The plan calls for enhanced product offerings, strategies to encourage membership and credit products growth, investment strategies that we believe are prudent and profitable, potential flexibility in capital requirements to promote new credit activity, greater operational efficiencies, and expense reduction.

    The plan has been further revised since it was initially adopted in September 2009 to adopt a required minimum capital level in excess of regulatory requirements in an effort to provide further protection for the Bank's capital base and to build retained earnings. This adopted minimum capital level provides that the Bank will maintain a minimum capital level equal to four percent of its total assets plus its retained earnings target, an amount equal to $3.4 billion at December 31, 2009. The Bank's permanent capital level was $3.9 billion at December 31, 2009, so the Bank was in excess of this higher adopted minimum capital level by $452.1 million on that date. If necessary to satisfy this adopted minimum capital level, however, the Bank will take steps to control asset growth and/or maintain capital levels, accordingly.

    The revised operating plan has been evaluated under a range of economic scenarios, and under each scenario, the Bank expects to remain in compliance with its regulatory capital ratios. Further, certain portions of the plan have already been implemented. The Bank's efficiency and expense review, for example, resulted in the reduction of approximately five percent of the current operating expense budget, including $3.0 million on an annual basis driven by the reduction or elimination of certain operational expenses and salary due to the elimination of nine percent of staff positions. Also, the activity-based stock investment requirement for participation in its MPF program has been suspended to encourage growth in this business line. In addition, the Bank has undertaken measures to prevent a significant reduction in its net interest spread in the event that interest rates remain at current low levels for an extended period by extending its duration of equity, as discussed under Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Market and Interest-Rate Risk—Measurement of Market and Interest-Rate Risk. Over time, the revised operating plan is expected to help restore the Bank to a position where it can once again repurchase stock, pay members a dividend, and fund the AHP.

  •
  Decline in Advances Balances.  The outstanding par balance of advances to members declined from $55.8 billion at December 31, 2008, to $36.9 billion at December 31, 2009. The reduction is attributable to a significant increase in deposits held by member financial institutions, delevering of balance sheets by member financial institutions, and the use of competing wholesale funding products (including those offered by Federal Reserve Banks and other government-sponsored programs developed in response to the credit market crisis) by member financial institutions. This trend appears to have leveled off in the second half of 2009, however, as illustrated by the following graph of quarter end total advances (dollars in billions):

  •
  Growth in Net Interest Margin Contributing to Net Interest Income.  Net interest income declined from $332.7 million for the year ended December 31, 2008, to $311.7 million for the year ended December 31, 2009. The decline was attributable to the decline in advances balances noted

    above and to the effects of lower short-term interest rates. Average total assets for 2009 were $70.3 billion, a decline of $12.2 billion from $82.5 billion in average total assets for 2008. However, net interest margin for the year ended December 31, 2009, was 0.44 percent, a three basis point increase from net interest margin for the year ended December 31, 2008, while net interest spread for the year ended December 31, 2009, was 0.36 percent, a 10 basis-point increase from net interest spread for the year ended December 31, 2008. The increase in net interest spread was attributable to a steeper interest yield curve, more favorable pricing of the FHLBank System's CO debt, and the effect of refinancing significant volume of callable debt in the historically low interest-rate environment that characterized 2009. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average term to repricing were longer than those of corresponding liabilities. As interest rates remained at historically low levels, the Bank also was able to refinance callable debt used to fund its fixed-rate residential mortgage assets, including fixed-rate residential MBS and whole mortgage loans. However, in contrast to typical periods of extraordinarily low interest rates, prepayments of fixed-rate mortgages were relatively muted due to the inability of many homeowners to refinance mortgages because of diminished house prices and tightening credit standards. In addition to these environmental factors, the Bank's net interest income benefitted from elevated prepayment fees as members paid off relatively high-coupon advances, and from the accretion of discounts stemming from credit losses attributable to other-than-temporarily impaired MBS.

  •
  Management Changes.  The Bank has made certain changes to its senior management as part of changes that have been adopted to improve the Bank's operations and financial condition. Specifically, Edward A. Hjerpe III commenced employment as the Bank's president and chief executive officer succeeding M. Susan Elliott who served as interim president and chief executive officer following Michael A. Jessee's retirement on April 30, 2009. Subsequently, Ms. Elliott was appointed executive vice president and chief business officer with continuing responsibility for member services and new responsibility for corporate communications and government and community relations.

    Additionally, Earl W. Baucom was appointed senior vice president and chief operations officer and assumed responsibility for operations, information technology, and information security with continued oversight of strategic planning. Concurrently, Brian G. Donahue, first vice president and controller, assumed Mr. Baucom's former responsibilities as chief accounting officer.

Financial Market Conditions

        The Bank's primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. These interest-earning asset volumes and yields are primarily impacted by economic conditions, market-interest rates, and other factors such as competition.

        During 2009, the Federal Reserve Board maintained a target overnight federal funds range of between 0.00 percent and 0.25 percent at yearend, a range the Federal Reserve Board began to target in 2008.

        The following table provides a summary of key market interest rates for 2009 and 2008.

	Average Rate for the Year Ended December 31,		Ending Rate as of December 31,
					Average Rate 2009 vs. 2008 Variance	Ending Rate 2009 vs. 2008 Variance
	2009	2008	2009	2008
Federal Funds Target	0.25%	2.08%	0.25%	0.00 - 0.25%	(1.83)%	0.25 - 0.00%
3-month LIBOR	0.69	2.93	0.25	1.43	(2.24)	(1.18)
2-year U.S. Treasury	0.96	2.01	1.14	0.76	(1.05)	0.38
5-year U.S. Treasury	2.20	2.80	2.69	1.55	(0.60)	1.14
10-year U.S. Treasury	3.26	3.66	3.85	2.25	(0.40)	1.60
15-year residential mortgage note rate	4.59	5.59	4.57	4.80	(1.00)	(0.23)
30-year residential mortgage note rate	5.03	6.02	5.08	5.03	(0.99)	0.05

        The level of interest rates during a reporting period impacts the Bank's profitability, primarily due to the short-term structure of earning assets and the impact of interest rates on invested shareholder capital. As of December 31, 2009, approximately 29.8 percent of the outstanding advances, had stated original maturities of less than one year. As of December 31, 2008, 45.9 percent of outstanding advances had original maturities of less than one year. Additionally, a significant portion of the Bank's assets either has floating-rate coupons or has been hedged with interest-rate-exchange agreements in which a short-term rate is received.

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

        The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which the Bank is exposed due to four of our activities:

  •
  making advances to members;

  •
  purchasing whole mortgage loans through the MPF program;

  •
  investing in mortgage-related and other securities, and funds placement; and

  •
  derivatives activities directly with non-member financial institutions

        These risks are discussed in the Credit Risk section of Item 7A—Quantitative and Qualitative Disclosures about Market Risk. The Bank's risk exposure to these areas is elevated in the current environment and is likely to remain so in 2010.

Results for the year ended December 31, 2009, versus the year ended December 31, 2008

        For the years ended December 31, 2009 and 2008, the Bank recognized net losses of $186.8 million and $115.8 million, respectively. This $70.9 million increase in net loss was primarily driven by the increase in other-than-temporary impairment of certain private-label MBS. Other-than-temporary impairment losses of these securities resulted in credit losses of $444.1 million and $381.7 million for the years ended December 31, 2009 and 2008, respectively which are reflected in earnings.

        In 2008, accounting guidance required that the full decline in fair value on other-than-temporarily impaired securities be recognized through earnings, including both the credit-related component and the non-credit-related component. Effective January 1, 2009 the Bank adopted amended accounting guidance related to other-than-temporary impairment which requires only the credit-related component of an other-than-temporary impairment charge to be recognized in earnings, while the noncredit component is recognized in accumulated other comprehensive income, provided that the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security. On January 1, 2009 the Bank recognized the cumulative effect of initially applying the amended guidance as an adjustment to the beginning balance of retained earnings in the amount of $349.1 million. This amount represents the noncredit component of the other-than-temporary impairment charge that had been recorded through earnings in 2008. The credit-related component of the 2008 other-than-temporary impairment losses was $32.6 million. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 2—Recently Issued Accounting Standards for additional information on the adoption of this revised guidance.

        Significant inputs to the analyses of these securities include projected prepayment rates, default rates and loss severities. During 2009 the Bank has used increasingly stressful assumptions that reduce its projections of prepayment rates and increase its projections of default rates and loss severities for the loans underlying these securities. Despite some signs of economic recovery the Bank has again increased the severity of its assumptions for the assessment of the quarter ended December 31, 2009 based on trends impacting the underlying loans; such trends including continued elevated unemployment rates, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

        For the year ended December 31, 2009 compared to the year ended December 31, 2008 there was a decrease of $21.0 million in net interest income, a $1.5 million increase in the provision for credit losses, and an increase of $2.4 million in operating expenses. These decreases to net income were partially offset by a $2.6 million decrease in loss on early extinguishment of debt, and a $13.1 million increase in net gains on derivatives and hedging activities.

        Net interest income for the year ended December 31, 2009, was $311.7 million, compared with $332.7 million for the same period in 2008, which decrease was primarily attributable to the decline in advances balances, as discussed in Overview and Executive Summary—Principal Business Developments in this Item. The average yield on interest-earning assets dropped 170 basis points from 3.33 percent for the year ended December 31, 2008, to 1.63 percent for the year ended December 31, 2009. Prepayment-fee income recognized during the year ended December 31, 2009, compared with the same period in 2008, increased by $5.3 million.

        For the years ended December 31, 2009 and 2008, average total assets were $70.3 billion and $82.5 billion, respectively, a decline primarily attributable to the decline in advances balances, as discussed in Overview and Executive Summary—Principal Business Developments. Annual return on average assets and return on average equity were (0.27 percent) and (6.49 percent), respectively, for the year ended December 31, 2009, compared with (0.14 percent) and (3.17 percent), respectively, for the year ended December 31, 2008.

        Net interest spread for the years ended December 31, 2009, and 2008, was 0.36 percent and 0.26 percent, respectively. Net interest margin for the year ended December 31, 2009, was 0.44 percent, a three basis point increase from net interest margin for the same period of 2008.

Financial Condition at December 31, 2009, versus December 31, 2008

        The composition of the Bank's total assets changed during the year ended December 31, 2009, as follows:

  •
  Advances decreased to 60.2 percent of total assets at December 31, 2009, down from 70.8 percent of total assets at December 31, 2008. This decrease in the proportion of advances to assets reflects both a decrease in advances outstanding and an increase in investments and cash outstanding at December 31, 2009, as the Bank increased its liquid investments to offset the decline in advances. As of December 31, 2009, advances balances decreased by approximately $19.3 billion, ending the period at $37.6 billion. The reduction is discussed in Overview and Executive Summary—Principal Business Developments.

  •
  Short-term money-market investments increased slightly to 11.1 percent of total assets at December 31, 2009, up from 10.4 percent of total assets at December 31, 2008. As of December 31, 2009, federal funds sold increased $3.1 billion while interest-bearing deposits decreased by $3.3 billion due to the decrease in the Bank's account with the Federal Reserve Bank of Boston, and securities purchased under agreements to resell decreased by $1.3 billion from December 31, 2008, to December 31, 2009.

  •
  Investment securities increased to 22.4 percent of total assets at December 31, 2009, up from 13.1 percent of total assets at December 31, 2008. From December 31, 2008, to December 31, 2009, investment securities increased by $3.5 billion. The increase is largely attributable to a $5.3 billion increase in available-for-sale securities due to the purchase of certificates of deposit, FDIC-insured corporate bonds and GSE debt as the Bank has grown its investments in these assets to improve its operating income without significantly increasing its risk profile. The increase in available-for-sale securities was offset by a $1.8 billion decline in held-to-maturity securities primarily due to $1.3 billion in fair-value write-downs to the held-to-maturity MBS portfolio and a $565.0 million decrease in held-to-maturity certificates of deposit. At December 31, 2009, and December 31, 2008, the Bank's MBS and Small Business Administration (SBA) holdings represented 207 percent and 225 percent of capital, respectively.

  •
  Net mortgage loans increased to 5.6 percent of total assets at December 31, 2009, up from 5.2 percent at December 31, 2008. This increase is due to the overall decrease in total assets of $17.9 billion as mortgage loans decreased by $647.6 million, ending the period at $3.5 billion. The decrease was principally driven by better price execution being offered by other housing GSEs during the year, for reasons more fully described under Financial Condition—Mortgage Loans in this Item.

        The Bank's total GAAP capital declined $666.2 million to $2.8 billion at December 31, 2009, from $3.4 billion at December 31, 2008. The decline was primarily attributable to the recognition of $444.1 million of credit losses as well as $885.4 million of noncredit losses recorded in other comprehensive loss, all associated with other-than-temporary impairments of private-label MBS, which was partially offset by accretion of the noncredit portion of impairment losses on held-to-maturity securities of $305.0 million, and income from other sources of $257.3 million.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2009, versus the year ended December 31, 2008

Net Interest Spread and Net Interest Margin

        Net interest income for the year ended December 31, 2009, was $311.7 million, compared with $332.7 million for the year ended December 31, 2008, decreasing 6.3 percent from the previous year. Net interest margin for 2009 in comparison with 2008 increased to 44 basis points from 41 basis points, and net interest spread increased to 36 basis points from 26 basis points.

        See Overview and Executive Summary—Principal Business Developments for additional information regarding the increase in net interest spread and net interest margin.

        Prepayment-fee income recognized on advances and investments increased $5.3 million to $13.9 million for the year ended December 31, 2009, from $8.6 million for the year ended December 31, 2008.

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

 Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$43,330,465	$677,709	1.56%	$61,578,072	$1,984,347	3.22%	$44,623,835	$2,307,079	5.17%
Interest-bearing deposits	4,256,319	10,855	0.26	69,137	178	0.26	55	3	5.45
Securities purchased under agreements to resell	2,141,781	4,795	0.22	719,331	12,035	1.67	1,133,904	59,496	5.25
Federal funds sold	5,731,424	9,624	0.17	2,427,441	34,593	1.43	3,913,636	204,688	5.23
Investment securities(1)	11,216,298	251,231	2.24	12,857,390	480,170	3.73	10,635,415	576,894	5.42
Mortgage loans	3,851,510	193,761	5.03	4,065,776	208,841	5.14	4,273,757	217,675	5.09
Other earning assets	693	1	0.14	—	—	—	274	12	4.38

Total interest-earning assets	70,528,490	1,147,976	1.63%	81,717,147	2,720,164	3.33%	64,580,876	3,365,847	5.21%
Other non-interest-earning assets	561,120			713,062			799,836
Fair value adjustment on investment securities	(769,436)			74,315			44,239

Total assets	$70,320,174	$1,147,976	1.63%	$82,504,524	$2,720,164	3.30%	$65,424,951	$3,365,847	5.14%

Liabilities and capital
Consolidated obligations
Discount notes	$32,600,682	$153,094	0.47%	$43,506,235	$1,154,405	2.65%	$25,777,636	$1,280,158	4.97%
Bonds	32,384,864	682,336	2.11	33,199,670	1,214,031	3.66	34,953,730	1,730,553	4.95
Deposits	761,711	667	0.09	970,153	17,171	1.77	866,926	40,984	4.73
Mandatorily redeemable capital stock	91,136	—	—	65,063	1,189	1.83	21,044	1,400	6.65
Other borrowings	145,948	165	0.11	37,775	701	1.86	8,770	306	3.49

Total interest-bearing liabilities	65,984,341	836,262	1.27%	77,778,896	2,387,497	3.07%	61,628,106	3,053,401	4.95%
Other non-interest-bearing liabilities	1,457,646			1,075,120			948,562
Total capital	2,878,187			3,650,508			2,848,283

Total liabilities and capital	$70,320,174	$836,262	1.19%	$82,504,524	$2,387,497	2.89%	$65,424,951	$3,053,401	4.67%

Net interest income		$311,714			$332,667			$312,446

Net interest spread			0.36%			0.26%			0.26%
Net interest margin			0.44%			0.41%			0.48%

(1)
The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

Rate and Volume Analysis

        Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is discussed in Overview and Executive Summary—Principal Business Developments. The following table summarizes changes in interest income and interest expense between the years ended December 31, 2009 and 2008, and between the years ended December 31, 2008 and 2007. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Years Ended December 31, 2009 vs. 2008			For the Years Ended December 31, 2008 vs. 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(477,447)	$(829,191)	$(1,306,638)	$710,740	$(1,033,472)	$(322,732)
Interest-bearing deposits	10,679	(2)	10,677	181	(6)	175
Securities purchased under agreements to resell	9,464	(16,704)	(7,240)	(16,577)	(30,884)	(47,461)
Federal funds sold	21,882	(46,851)	(24,969)	(58,335)	(111,760)	(170,095)
Investment securities	(55,357)	(173,582)	(228,939)	105,454	(202,178)	(96,724)
Mortgage loans	(10,843)	(4,237)	(15,080)	(10,670)	1,836	(8,834)
Other earning assets	—	1	1	(6)	(6)	(12)

Total interest income	(501,622)	(1,070,566)	(1,572,188)	730,787	(1,376,470)	(645,683)

Interest expense
Consolidated obligations
Discount notes	(233,734)	(767,577)	(1,001,311)	635,956	(761,709)	(125,753)
Bonds	(29,070)	(502,625)	(531,695)	(83,187)	(433,335)	(516,522)
Deposits	(3,043)	(13,461)	(16,504)	4,392	(28,205)	(23,813)
Mandatorily redeemable capital stock	169	(1,358)	(1,189)	1,351	(1,562)	(211)
Other borrowings	339	(875)	(536)	597	(202)	395

Total interest expense	(265,339)	(1,285,896)	(1,551,235)	559,109	(1,225,013)	(665,904)

Change in net interest income	$(236,283)	$215,330	$(20,953)	$171,678	$(151,457)	$20,221

        The average balance of total advances decreased $18.2 billion, or 29.6 percent, for the year ended December 31, 2009, compared with the same period in 2008. This decrease is discussed in Overview and Executive Summary—Principal Business Developments in this Item. The following table summarizes average balances of advances outstanding during 2009, 2008, and 2007 by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	2009 Average Balance	2008 Average Balance	2007 Average Balance
Overnight advances—par value	$841,862	$2,795,805	$1,035,782
Fixed-rate advances—par value
Short-term	14,613,672	29,510,796	20,822,525
Long-term	11,562,867	12,116,430	8,904,897
Amortizing	2,388,128	2,485,658	2,406,454
Putable	8,679,158	9,103,145	6,483,049
Callable	10,077	11,779	30,000

	37,253,902	53,227,808	38,646,925
Variable-rate indexed advances—par value
Simple variable	4,177,075	5,077,852	4,864,487
Putable, convertible to fixed	193,795	12,000	24,474
LIBOR-indexed with declining-rate participation	11,007	15,500	21,240

	4,381,877	5,105,352	4,910,201
Total average par value	42,477,641	61,128,965	44,592,908

Net premiums and (discounts)	(12,443)	(13,385)	(12,137)
Hedging adjustments	865,267	462,492	43,064

Total average advances	$43,330,465	$61,578,072	$44,623,835

        Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, 41.7 percent of average long-term fixed- rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $33.3 billion for 2009, representing 78.5 percent of the total average balance of advances outstanding during 2009. For 2008, the average balance of these advances totaled $52.9 billion, representing 86.5 percent of the total average balance of advances outstanding during 2008.

Prepayment Fees

        Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments. For the years ended December 31, 2009 and 2008, net prepayment fees on advances were $13.1 million and $4.7 million, respectively, and prepayment fees on investments were $794,000 and $3.9 million, respectively. Excluding the impact of prepayment-fee income, net interest spread increased nine basis points to 34 basis points and net interest margin increased two basis points to 42 basis points from December 31, 2008, to December 31, 2009.

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

Net Interest Spread and Margin without Prepayment-Fee Income
(dollars in thousands)

	For the Years Ended December 31,
	2009		2008		2007
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$664,647	1.53%	$1,979,653	3.21%	$2,304,104	5.16%
Investment securities	250,437	2.23	476,286	3.70	573,836	5.40
Total interest-earning assets	1,134,120	1.61	2,711,586	3.32	3,359,814	5.20
Net interest income	297,858		324,089		306,413
Net interest spread		0.34%		0.25%		0.25%
Net interest margin		0.42%		0.40%		0.47%

        Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $8.9 billion, or 277.2 percent, for the year ended December 31, 2009, from the average balances for the year ended December 31, 2008. The higher average balances for year ended December 31, 2009 resulted from the increased activity in federal funds sold, securities purchased under agreements to resell, and higher balances held as interest-bearing deposits as advances declined during the year. During this period the Bank held interest-bearing deposits averaging $4.3 billion with the Federal Reserve Bank of Boston, which were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by non member institutions in accordance with an amendment to the Federal Reserve's Regulation D. See Recent Legislative and Regulatory Developments in this Item for additional information on that amendment and its expected impact on the Bank. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances.

        Average investment-securities balances decreased $1.6 billion or 12.8 percent for the year ended December 31, 2009, compared with the year ended December 31, 2008. The decrease in average investments is the result of the $2.0 billion decrease in average held-to- maturity certificates of deposit, and a $1.6 billion decrease in average held-to-maturity MBS, which is mainly due to the Bank's credit and noncredit losses incurred in 2009. These decreases were partially offset by a $1.3 billion increase in average available-for-sale securities due to the purchase of certificates of deposit, corporate bonds, and GSE debt.

        Average mortgage-loan balances for the year ended December 31, 2009, were $214.3 million lower than the average balance for the year ended December 31, 2008, representing a decrease of 5.3 percent.

        Overall, the yield on the mortgage-loan portfolio decreased 11 basis points for the year ended December 31, 2009, compared with the year ended December 31, 2008. This decrease is attributable to the following factors:

  •
  the average stated coupon rate of the mortgage-loan portfolio decreased eight basis points due to the acquisition of loans at lower interest rates in 2009 relative to the coupon rates on pre-existing loans and prepayments of pre-existing loans that had higher coupon rates relative to new loans purchased during the year; and

  •
  premium/discount amortization expense has increased $1.0 million, or 21.4 percent, representing a decrease in the average yield of three basis points, due to an increased volume of loan prepayments in the year ended December 31, 2009, versus the same period in 2008.

Composition of the Yields of Mortgage Loans
(dollars in thousands)

	For the Years Ended December 31,
	2009		2008		2007
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$203,542	5.28%	$217,975	5.36%	$228,255	5.34%
Premium/discount amortization	(5,792)	(0.15)	(4,770)	(0.12)	(5,938)	(0.14)
Credit-enhancement fees	(3,989)	(0.10)	(4,364)	(0.10)	(4,642)	(0.11)

Total interest income	$193,761	5.03%	$208,841	5.14%	$217,675	5.09%

        Average CO balances decreased $11.7 billion, or 15.3 percent, from the year ended December 31, 2008, to the year ended December 31, 2009, based on the Bank's reduced funding needs due to the decline in member demand for advances, as discussed under Overview and Executive Summary—Principal Business Developments in this Item. This decline consisted of decreases of $10.9 billion in CO discount notes and $814.8 million in CO bonds.

        Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank's risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Gross interest income before effect of derivatives	$1,627,297	$2,891,406	$3,299,936
Net interest adjustment for derivatives	(479,321)	(171,242)	65,911

Total interest income reported	$1,147,976	$2,720,164	$3,365,847

Gross interest expense before effect of derivatives	$1,049,155	$2,510,106	$3,015,620
Net interest adjustment for derivatives	(212,893)	(122,609)	37,781

Total interest expense reported	$836,262	$2,387,497	$3,053,401

        Reported net interest margin for the years ended December 31, 2009 and 2008, was 0.44 percent and 0.41 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.82 percent and 0.47 percent, respectively.

        Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a net expense of $4.5 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

        For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

        The following table presents a summary of other (loss) income for the years ended December 31, 2009, 2008, and 2007. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

 Other (Loss) Income
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$2,404	$1,210	$8,367
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	907	(4,997)	3,281
Trading securities	3,381	(855)	(1,695)
Consolidated obligations	—	(3,375)	—
Mortgage delivery commitments	(264)	(945)	601
Net interest-accruals related to derivatives not receiving hedge accounting	(4,458)	(2,183)	(2,939)

Net gains (losses) on derivatives and hedging activities	1,970	(11,145)	7,615
Net impairment losses on held-to-maturity securities recognized in income	(444,068)	(381,745)	—
Loss on early extinguishment of debt	(66)	(2,699)	(641)
Service-fee income	4,031	4,564	4,336
Net unrealized and realized losses on trading securities	(467)	(937)	(267)
Realized loss from sale of available-for-sale securities	—	(80)	—
Realized gain (loss) from sale of held-to-maturity securities	1,970	(52)	—
Other	(17)	134	94

Total other (loss) income	$(436,647)	$(391,960)	$11,137

        As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

        During the year ended December 31, 2009, it was determined that 106 of the Bank's 215 held-to-maturity private-label MBS, representing an aggregated par value of $2.6 billion as of December 31, 2009, were other-than-temporarily impaired, an increase from 19 securities with an aggregate par value of $586.4 million as of December 31, 2009, that were determined to be other-than-temporarily impaired at December 31, 2008.

        For the securities on which we recognized other-than-temporary impairment during 2009, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2009, was approximately 21.8 percent and the expected average collateral loss was approximately 37.9 percent. Accordingly, the Bank recorded an other-than-temporary impairment related to a credit loss of $72.4 million during the fourth quarter of 2009 while the credit loss for the year ended December 31, 2009, amounted to $444.1 million. The Bank does not intend to sell these securities, and we believe that it is not likely that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis.

        In subsequent periods we will account for the other-than-temporarily impaired securities as if the securities had been purchased on the measurement date of the other-than-temporary impairment.

        Although prices of private-label MBS improved somewhat during the year ended December 31, 2009, as demonstrated by the graph labeled Average Monthend MBS Prices by Category under Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Credit Risk-Investments, the prices continued to reflect a significant discount to cost due to poor underlying loan performance, uncertainty about the future of the housing market and broader economy, and ongoing illiquidity in these markets. As a result, the current fair value of many of these securities may be less than what is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities, although we believe that the gap has narrowed due to the price recovery.

        We will continue to monitor and analyze the performance of these securities to assess the collectability of principal and interest as of each balance-sheet date. As U.S. macroeconomic conditions, including the housing and mortgage markets, continue to change over time, the amount of projected credit losses could also change. Significant additional other-than-temporary impairment amounts may be recognized if economic conditions deteriorate beyond our current expectations, resulting in higher borrower defaults and/or greater loss severities realized on the disposition of the underlying properties. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Investments.

        The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the year ending December 31, 2009, based on the Bank's impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At December 31, 2009				For the Year Ended December 31, 2009
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS—Prime	$98,284	$92,639	$59,814	$65,307	$(4,915)
Private-label residential MBS—Alt-A	2,472,086	2,018,170	1,122,463	1,251,344	(438,586)
ABS backed by home equity loans—Subprime	2,536	1,981	1,251	1,388	(567)

Total other-than-temporarily impaired securities	$2,572,906	$2,112,790	$1,183,528	$1,318,039	$(444,068)

        Upon recognition of an other-than-temporary impairment, the carrying value of the investment will be equal to the fair value of the security. Subsequent declines in fair values of held-to-maturity securities are recognized only when there is a subsequent other-than-temporary impairment, and subsequent improvements in fair values of held-to-maturity securities are not recognized. In the absence of a subsequent other-than-temporary impairment, the difference between carrying value and amortized cost of a held-to-maturity security will be accreted to the carrying value of the security over the remaining estimated life of the security.

        Changes in the fair value of trading securities are recorded in other (loss) income. For the years ended December 31, 2009 and 2008, the Bank recorded net unrealized losses on trading securities of $467,000 and $937,000, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a net gain of $3.4 million and a net loss of $855,000 for the years ended December 31, 2009 and 2008, respectively. Also included in other (loss) income are interest accruals on these economic hedges, which resulted in a net expense of $1.5 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively.

        During 2009, the Bank sold held-to-maturity MBS with a book value of $19.6 million and recognized a gain of $2.0 million on the sale of these securities. For these securities, the Bank had already collected at least 85 percent of the principal outstanding at acquisition. As a result, these sales are considered to be maturities and management has determined that these sales do not impact the Bank's ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

        Operating expenses for the years ended December 31, 2009, 2008, and 2007, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Salaries, incentive compensation, and benefits	$33,575	$30,595	$30,214
Occupancy costs	4,339	4,251	4,142
Other operating expenses	15,115	15,811	14,145

Total operating expenses	$53,029	$50,657	$48,501

Ratio of operating expenses to average assets	0.08%	0.06%	0.07%

        For the year ended December 31, 2009, total operating expenses increased $2.4 million from the same period in 2008. This increase was mainly due to a $3.0 million increase in salaries and benefits offset by a $696,000 decrease in other operating expenses. The $3.0 million increase in salaries and benefits is due primarily to increases of $1.9 million and $2.0 million in salary expenses and employee benefits, respectively, primarily attributable to the retirement of the Bank's former chief executive officer, which was partially offset by a $691,000 decrease in incentive compensation due to the board of director's decision to not implement an executive incentive plan for 2009.

        The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac, and HERA prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. See the Recent Legislative and Regulatory Developments section for additional information. These expenses totaled $5.8 million and $4.5 million for the years ended December 31, 2009 and 2008, respectively, and are included in other expense.

Comparison of the year ended December 31, 2008, versus the year ended December 31, 2007

Overview

        Net loss for the year ended December 31, 2008, was $115.8 million, compared with net income of $198.2 million for the year ended December 31, 2007. This $314.1 million decrease was primarily due to an other-than-temporary impairment charge of $381.7 million on held-to-maturity securities, which was partially offset by a reduction in assessments of $71.7 million and an increase in net interest income of $20.2 million.

        Net interest income for the year ended December 31, 2008, was $332.7 million, compared with $312.4 million for the year ended December 31, 2007. This $20.2 million increase was primarily attributable to strong asset and capital growth during 2008, resulting from continued growth in advances due to the liquidity shortage that impacted the U.S. banking system throughout the year that was partially offset by:

  •
  a sharp drop in interest rates associated with deepening weakness in the economy,

  •
  an increasing cost of maintaining short-term liquidity as the short-term yield curve steepened,

  •
  higher relative borrowing costs associated with long-term debt through much of the year, and

  •
  an increased cost arising from the Bank's contingency-liquidity plans, which were modified in accordance with Finance Agency guidance in the second half of 2008 to add a requirement that the Bank maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. This requirement is discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk. To satisfy this additional requirement, the Bank maintained significantly higher balances in shorter-term investments, earning a much lower interest rate than alternate investment options and thereby negatively impacting net interest income.

        Additionally, prepayment-fee income recognized during 2008 compared with 2007 increased modestly by $2.5 million.

        For the years ended December 31, 2008 and 2007, average total assets were $82.5 billion and $65.4 billion, respectively. Return on average assets and return on average equity were (0.14 percent) and (3.13 percent), respectively, for the year ended December 31, 2008, compared with 0.30 percent and 6.97 percent, respectively, for the year ended December 31, 2007. The return on average assets and the return on average equity declined due to the net loss in 2008 primarily resulting from the other-than-temporary impairment charge on held-to-maturity securities.

        Net interest spread was 0.26 percent for both 2008 and 2007. Net interest margin for 2008 was 0.41 percent, a seven-basis-point decline from net interest margin for 2007. See Results of Operations—Net Interest Spread and Net Interest Margin below for additional discussion of these topics.

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

  •
  Investment securities declined to 13.1 percent of total assets at December 31, 2008, down from 18.5 percent of total assets at December 31, 2007. From December 31, 2007, to December 31, 2008, investment securities decreased by $3.9 billion. The decrease was due to a $4.8 billion decline in held-to-maturity certificates of deposits, which was partially offset by a $788.5 million increase in held-to-maturity MBS. The increase in held-to-maturity MBS was due to increased purchases of GSE MBS of $3.4 billion during 2008. These purchases were made under the Bank's ongoing authority to purchase MBS up to 300 percent of capital. At December 31, 2008, and December 31, 2007, the Bank's MBS and Small Business Administration (SBA) holdings represented 225 percent and 226 percent of capital, respectively.

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

        Net interest margin for 2008 was 0.41 percent, a seven basis point decline from net interest margin for 2007, which was attributable to the following factors:

  •
  The average yield on interest-bearing assets funded by non-interest-bearing equity capital dropped in 2008 as a result of lower interest rates; and

  •
  the amount of low-margin money-market investments and short-term advances has increased. In particular, as the yield curve steepened in the second half of 2008, it became more costly for the Bank to carry a significant portfolio of overnight funds placements that are used as a source of liquidity to fund potential intraday advance demand, as these assets are funded by longer-term debt and capital.

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

        The average balance of total advances increased $17.0 billion, or 38.0 percent, for the year ended December 31, 2008, compared with the same period in 2007. The increase in average advances was attributable to strong member demand for short-term advances, while long-term fixed-rate and variable-rate advances showed only a moderate increase during 2008 as compared to 2007. The increase reflects a continued increase in member demand caused by market conditions during the period and was attributable to the following product types:

  •
  The average balance of short-term fixed-rate advances increased by approximately $8.7 billion during the year ended December 31, 2008. The yield spread to the Bank's funding cost for these advances was generally narrower for short-term products than for other products with longer terms to maturity.

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

        A significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, approximately 52.5 percent of fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $52.9 billion for 2008, representing 86.5 percent of the total average balance of advances outstanding during 2008. For 2007, the average balance of these advances totaled $36.4 billion, representing 81.6 percent of total average advances outstanding during 2007.

        Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.8 billion, or 36.3 percent, for the year ended December 31, 2008, from the average balances for the year ended December 31, 2007. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances.

        Average investment-securities increased $2.2 billion or 20.9 percent for the year ended December 31, 2008, compared with the year ended December 31, 2007. The growth in average investments was the result of the increase in average held-to-maturity MBS of $1.7 billion, which was mainly due to purchases of agency MBS. The increase was attributable to the Bank's expanded capacity to purchase MBS due to the increase in capital that occurred during the first half of 2008. Average total capital increased by $802.2 million during the year ended December 31, 2008, in comparison with the same period in 2007. Furthermore, due to decreased global demand for agency MBS stemming from the credit crisis and its impact on the mortgage market, net interest spread opportunities with respect to agency MBS improved over the course of 2007 and 2008, as compared with prior periods. Accordingly, the Bank was able to purchase agency MBS at more favorable risk-adjusted net interest spreads during the first half of 2008 than during prior periods.

        Average mortgage-loan balances for the year ended December 31, 2008, were $208.0 million lower than the average balance for the year ended December 31, 2007, representing a decrease of 4.9 percent, although year-ending balances increased $62.2 million or 1.5 percent, from December 31, 2007, to December 31, 2008. The decline in average mortgage-loan balances reflected the fact that balances had been declining steadily through 2007 and the first three quarters of 2008, before beginning to trend modestly upward.

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

Other Income (Loss) and Operating Expenses

        During the fourth quarter of 2008, it was determined that 19 of the Bank's private-label MBS were other-than-temporarily impaired. The estimated credit loss for these securities, which is the difference between the amortized cost basis and the present value of the cash flows expected to be collected, discounted at the effective yield of each security, was $32.6 million. However, the accounting rules in effect during 2008 required that we record the full decline in fair value on these securities as the other-than-temporary impairment charge which totaled a loss of $381.7 million for 2008. This amount is reflected in the statement of operations as total other-than-temporary impairment loss on investment securities.

        Losses on early extinguishment of debt totaled $2.7 million and $641,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Bank extinguished debt with book values totaling $84.0 million and $22.3 million, respectively.

        For the years ended December 31, 2008 and 2007, the Bank recorded net unrealized losses on trading securities of $937,000 and $267,000, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a loss of $855,000 and $1.7 million for the years ended December 31, 2008 and 2007, respectively. Also included in other (loss) income are interest accruals on these economic hedges, which resulted in net (expense) income of ($1.9 million) and $616,000 for the years ended December 31, 2008 and 2007, respectively.

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

        The $1.7 million increase in other operating expenses is largely attributable to a $342,000 increase legal expenses in connection with a review of regulatory compliance matters, a $641,000 increase in contractual services, a $353,000 increase in equipment expenses, and a $277,000 increase in director fees due to the board eliminating prior caps on director fees.

FINANCIAL CONDITION

Advances

        At December 31, 2009, the advances portfolio totaled $37.6 billion, a decrease of $19.3 billion compared with a total of $56.9 billion at December 31, 2008. This decrease was primarily in the following product types:

  •
  a $15.1 billion decline in fixed-rate advances;

  •
  a $2.1 billion decrease in floating-rate advances; and

  •
  a $1.8 billion decrease in overnight advances.

        Reasons for the decline in member demand for advances are discussed in this Item under Overview and Executive Summary—Principal Business Developments.

        The following table summarizes advances outstanding at December 31, 2009 and 2008, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	2009		2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$10,316	0.43%	$28,444	0.46%
2009	—	—	32,363,291	2.42
2010	17,014,988	1.34	5,418,310	4.23
2011	4,802,734	3.04	4,953,624	3.27
2012	2,916,158	3.87	2,507,092	4.30
2013	5,518,784	2.32	5,119,387	2.43
2014	1,868,762	3.64	909,815	4.42
Thereafter	4,791,566	3.99	4,530,059	4.08

Total par value	36,923,308	2.37%	55,830,022	2.92%
Premiums	20,632		9,279
Discounts	(25,586)		(20,883)
Hedging adjustments	673,107		1,107,849

Total	$37,591,461		$56,926,267

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

  •
  in the event that a hedge of an advance is discontinued, the cumulative hedging adjustment is recorded as a premium or discount and amortized over the remaining life of the advance.

  •
  when the prepayment of an advance is followed by disbursement of a new advance and the transactions effectively represent a modification of the previous advance the prepayment fee received is deferred, recorded as a discount to the modified advance, and accreted over the life of the new advance.

  •
  when the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. An AHP advance is an advance with an interest rate that is subsidized with funds from the Bank's AHP program. For additional information on the Bank's AHP program, see Item 1—Business—Assessments—AHP Assessment.

        The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At December 31, 2009, and December 31, 2008, the Bank had outstanding callable advances of $11.5 million and $5.5 million, respectively. The following table summarizes advances outstanding at December 31, 2009 and 2008, by year of contractual maturity or next call date for callable advances.

 Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	2009		2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,316	—%	$28,444	—%
2009	—	—	32,368,791	58.0
2010	17,014,988	46.1	5,418,310	9.7
2011	4,802,734	13.0	4,948,124	8.9
2012	2,927,658	7.9	2,507,092	4.5
2013	5,518,784	15.0	5,119,387	9.2
2014	1,862,262	5.0	909,815	1.6
Thereafter	4,786,566	13.0	4,530,059	8.1

Total par value	$36,923,308	100.0%	$55,830,022	100.0%

        The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At December 31, 2009 and 2008, the Bank had putable advances outstanding totaling $8.4 billion and $9.3 billion, respectively. The following table summarizes advances outstanding at December 31, 2009, and December 31, 2008, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	2009		2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,316	—%	$28,444	—%
2009	—	—	39,061,566	70.0
2010	22,710,413	61.5	4,529,960	8.1
2011	4,810,434	13.0	4,906,824	8.8
2012	2,042,108	5.5	1,599,042	2.9
2013	4,707,984	12.8	4,277,587	7.7
2014	1,314,762	3.6	360,815	0.6
Thereafter	1,327,291	3.6	1,065,784	1.9

Total par value	$36,923,308	100.0%	$55,830,022	100.0%

        The following table summarizes advances outstanding by product type at December 31, 2009 and 2008.

Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2009		December 31, 2008
	Par Value	Percent of Total	Par Value	Percent of Total
Overnight advances	$583,224	1.6%	$2,350,846	4.2%
Fixed-rate advances
Short-term	11,392,788	30.8	22,893,070	41.0
Long-term	10,734,687	29.1	12,866,170	23.1
Putable	8,242,575	22.3	9,273,175	16.6
Amortizing	2,169,034	5.9	2,565,761	4.6
Callable	11,500	—	5,500	—

	32,550,584	88.1	47,603,676	85.3
Variable-rate advances
Simple variable	3,581,000	9.7	5,860,000	10.5
Putable, convertible to fixed	203,000	0.6	—	—
LIBOR-indexed with declining-rate participation	5,500	—	15,500	—

	3,789,500	10.3	5,875,500	10.5
Total par value	$36,923,308	100.0%	$55,830,022	100.0%

        The Bank lends to member financial institutions chartered within the six New England states. Advances are diversified across the Bank's member institutions. December 31, 2009, the Bank had advances outstanding to 351, or 76.0 percent, of its 462 members. At December 31, 2008, the Bank had advances outstanding to 370, or 80.3 percent, of its 461 members.

        The following table provides a summary of advances outstanding to the Bank's members by member institution type for each of the last five fiscal years.

Advances Outstanding by Member Type
(dollars in millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other(1)	Total Par Value
December 31, 2009	$18,565.3	$14,988.8	$2,767.1	$487.0	$115.1	$36,923.3
December 31, 2008	32,151.1	18,930.7	3,751.8	857.1	139.3	55,830.0
December 31, 2007	35,692.0	16,286.0	2,518.1	757.8	131.0	55,384.9
December 31, 2006	18,585.7	15,834.0	1,773.3	938.4	227.4	37,358.8
December 31, 2005	20,582.6	14,233.3	1,802.7	1,134.8	295.2	38,048.6

(1)
"Other" includes advances of former members involved in mergers with nonmembers where the resulting institution is not a member of the Bank, as well as advances outstanding to eligible nonmember housing associates.

Top Five Advance-Holding Members
(dollars in thousands)

			As of December 31, 2009
						Advances Interest Income for the Year Ended December 31, 2009
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted-Average Rate(1)
RBS Citizens, N.A.	Providence	RI	$10,712,640	29.0%	0.26%	$50,275
Bank of America Rhode Island, N.A.	Providence	RI	3,059,312	8.3	0.71	97,068
NewAlliance Bank	New Haven	CT	1,752,412	4.7	4.22	87,858
Salem Five Cents Savings Bank	Salem	MA	610,134	1.7	4.42	28,258
Washington Trust Company	Westerly	RI	607,325	1.6	4.24	28,140

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

        Prepayment Fees.    Advances with a maturity of six months or less may not be prepaid, whereas advances with a term to maturity greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the year ended December 31, 2009, advances totaling $1.5 billion were prepaid, resulting in gross prepayment-fee income of $40.7 million, which was partially reduced by $18.6 million related to fair-value hedging adjustments on the prepaid advances. Additionally, $9.1 million of the prepayment fees were deferred as a result of disbursement of a new advance to the member and the transactions were deemed to be a modification. During the year ended December 31, 2008, advances totaling $1.0 billion were prepaid, resulting in gross prepayment-fee income of $6.5 million, which was reduced by $1.8 million related to fair-value hedging adjustments and a $7,000 premium write-off on those prepaid advances. Advance prepayments may increase as a result of changes in interest rates or other factors. A declining interest-rate environment may result in an increase in prepayment fees but also a reduced rate of return on the Bank's interest-earning assets. Thus, the amount of future advance prepayments and the impact of such prepayments on the Bank's future earnings is unpredictable.

Investments

        At December 31, 2009, investment securities and short-term money-market instruments totaled $20.9 billion, compared with $18.9 billion at December 31, 2008. Under the Bank's pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital as measured at the previous monthend unless the Bank takes advantage of a temporary increase in MBS investment authority granted to the FHLBanks by the Finance Board in March 2008, which it has not, as described in greater detail under Item 1—Business—Traditional Business Activities—Investments. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2009 and 2008, the Bank's MBS and SBA holdings represented 207 percent and 225 percent of capital, respectively.

Held-to-Maturity Securities

        The following table provides a summary of the Bank's held-to-maturity securities.

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	December 31, 2009			December 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value(1)	Fair Value	Amortized Cost(2)	Fair Value	Amortized Cost(2)	Fair Value
Certificates of deposit	$—	$—	$—	$565,000	$565,157	$5,330,000	$5,332,096
U.S. agency obligations	30,801	30,801	33,061	39,995	41,259	51,634	53,465
State or local housing-finance-agency obligations	246,257	246,257	215,130	278,128	196,122	299,653	287,228
Government-sponsored enterprises	18,897	18,897	18,597	—	—	—	—

	295,955	295,955	266,788	883,123	802,538	5,681,287	5,672,789
Mortgage-backed securities:
U.S. government guaranteed	98,610	98,610	98,397	11,870	12,515	13,661	14,297
Government-sponsored enterprises	4,872,366	4,872,366	4,987,923	4,384,215	4,359,784	1,658,407	1,682,370
Private-label	3,089,990	2,160,482	2,069,573	3,989,016	2,409,945	5,924,526	5,748,175

	8,060,966	7,131,458	7,155,893	8,385,101	6,782,244	7,596,594	7,444,842
Total	$8,356,921	$7,427,413	$7,422,681	$9,268,224	$7,584,782	$13,277,881	$13,117,631

(1)
Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit related impairment recognized in accumulated other comprehensive income.

(2)
At December 31, 2008 and 2007, carrying value equaled amortized cost.

        State or Local Housing-Finance-Agency Obligations.    Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $31.9 million as of December 31, 2009. Management has reviewed the state or local housing-finance-agency obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral. As of December 31, 2009, none of the Bank's held-to-maturity investments in state or local housing-finance-agency obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets, and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        Mortgage-Backed Securities.    During the year ended December 31, 2009, management has determined that 106 of its private-label MBS were other-than-temporarily impaired resulting in a credit loss of $444.1 million and a net increase to accumulated other comprehensive loss of $885.4 million. The Bank has continued to update its modeling assumptions, inputs, and methodologies in its analyses of these securities for other-than-temporary-impairment, as is described under Critical Accounting Estimates—Other-Than-Temporary Impairment of Securities in this Item and Item 8—Financial Statements and Supplementary Data—Notes to the Financial Statements—Note 7—Held-to-Maturity Securities. Given the ongoing flux in the nation's housing markets and economic outlook, the Bank has used increasingly stressful assumptions on an ongoing basis to reflect current developments in experienced loan performance and attendant forecasts. Despite some signs of economic recovery observed during the second half of 2009, many of the trends impacting the underlying loans continued to show little if any improvement and resulted in slower recovery assumptions; such trends include prolonged, elevated unemployment rates, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

        The maturities, amortized cost, and weighted-average yields of non-MBS classified as held-to-maturity as of December 31, 2009, are provided in the following table.

Redemption Terms of Held-to-Maturity Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
U.S. agency obligations	$—	—%	$—	—%	$30,801	6.06%	$—	—%	$30,801
State or local housing-finance-agency obligations	355	7.04	5,133	7.41	31,721	6.55	209,048	1.13	246,257
Government-sponsored enterprises	—	—	18,897	2.18	—	—	—	—	18,897

Total	$355	7.04%	$24,030	3.30%	$62,522	6.31%	$209,048	1.13%	$295,955

Available-for-Sale Securities

        The Bank classifies certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, the Bank can consider these securities to be a source of short-term liquidity, if needed. From time to time, the Bank invests in certain securities and simultaneously enters into matched-term interest-rate swaps to achieve a LIBOR-based variable yield, particularly when the Bank can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than it can earn between the bond's fixed yield and comparable-term fixed-rate debt. Because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security, the Bank classifies these investments as available-for-sale. The following table provides a summary of the Bank's available-for-sale securities.

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$2,600,000	$2,600,000	$—	$—	$—	$—
Supranational banks	415,744	381,011	501,890	458,984	394,678	396,341
Corporate bonds	702,754	701,779	—	—	—	—
U.S. government corporations	253,009	221,502	334,345	275,856	235,200	237,204
Government-sponsored enterprises	1,772,115	1,752,319	164,478	143,130	156,221	156,064
State or local housing-finance-agency obligations	—	—	21,685	21,685	—	—

	5,743,622	5,656,611	1,022,398	899,655	786,099	789,609
Mortgage-backed securities
U.S. government guaranteed	16,551	16,704	—	—	—	—
Government-sponsored enterprises	816,519	813,317	322,486	314,749	277,749	274,150

	833,070	830,021	322,486	314,749	277,749	274,150
Total	$6,576,692	$6,486,632	$1,344,884	$1,214,404	$1,063,848	$1,063,759

        Unrealized Losses—Supranational Banks, Corporate Bonds,U.S Government Corporations, and Government-Sponsored Enterprises.    Within the supranational banks, corporate bonds, U.S. government corporations, and GSE categories of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $34.7 million, $2.0 million, $31.5 million, and $19.8 million, respectively, as of December 31, 2009. Regarding those agency debentures that were in an unrealized loss position as of December 31, 2009, the Bank has concluded that the probability of default for Federal National Mortgage Association (Fannie Mae) is remote given its status as a GSE and its support from the U.S. federal government. Corporate bonds held by the Bank are guaranteed by the FDIC through the Temporary Liquidity Guarantee Program. Debentures issued by a supranational entity and owned by the Bank that were in an unrealized loss position as of December 31, 2009 are viewed as being likely to return contractual principal and interest since such supranational entity is rated the highest long-term rating by each of the three NRSROs. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        Mortgage-Backed Securities.    Within the GSE category of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $4.9 million as of December 31, 2009. The Bank's available-for-sale securities portfolio has experienced unrealized losses and a decrease in hedged fair value due to interest-rate volatility and reduced liquidity in the marketplace. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it likely that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, MBS issued by Fannie Mae are backed by conforming mortgage loans and the GSE's credit guarantee as to full return of principal and interest. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        The maturities, amortized cost, and weighted-average yields of non-MBS classified as available-for-sale as of December 31, 2009, are provided in the following table.

Redemption Terms of Available-for-Sale Securities
(dollars in thousands)

	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total
Certificates of deposit	$2,600,000	0.19%	$—	—%	$—	—%	$—	—%	$2,600,000
Supranational banks	—	—	—	—	—	—	415,744	6.79	415,744
Corporate bonds	—	—	702,754	1.41	—	—	—	—	702,754
U.S. government corporations	—	—	—	—	—	—	253,009	6.15	253,009
Government-sponsored enterprises	—	—	1,664,167	2.55	—	—	107,948	6.11	1,772,115

Total	$2,600,000	0.19%	$2,366,921	2.21%	$—	—%	$776,701	6.49%	$5,743,622

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

Trading Securities
(dollars in thousands)

	December 31,
	2009	2008	2007
Mortgage-backed securities
U.S. government guaranteed	$23,972	$26,533	$32,827
Government-sponsored enterprises	83,366	36,663	47,754
Other	—	—	32,288

Total	$107,338	$63,196	$112,869

        At December 31, 2009, the Bank held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Issuers with Total Carrying Value Greater than 10 Percent of Total Capital
(dollars in thousands)

Name of Issuer	Carrying Value(1)	Fair Value
Non-Mortgage-backed securities:
Federal National Mortgage Association	$1,107,598	$1,107,598
Federal Home Loan Mortgage Corporation	663,619	663,319
Citibank, N.A.(2)	651,054	651,054
Calyon	515,000	515,000
Banco Bilbao Vizcaya Argentaria	400,000	400,000
Inter-American Development Bank	381,011	381,011
Fortis Bank SA/NV	340,000	340,000
Skandinaviska Enskilda Banken AB	340,000	340,000
Natixis	340,000	340,000
Societe Generale	340,000	340,000
Bank of Nova Scotia	325,000	325,000
Mortgage-backed securities:
Federal National Mortgage Association	$3,643,948	$3,738,601
Federal Home Loan Mortgage Corporation	2,125,101	2,146,005

(1)
Carrying value for trading securities and available-for-sale securities represents fair value.

(2)
Guaranteed by the FDIC through the Temporary Liquidity Guarantee Program.

        The Bank's MBS investment portfolio consists of the following categories of securities by carrying value as of December 31, 2009 and 2008.

Mortgage-Backed Securities

	December 31,
	2009	2008
U.S. government-guaranteed and GSE residential mortgage-backed securities	73.2%	54.5%
Private-label residential mortgage-backed securities	24.8	43.4
Private-label commercial mortgage-backed securities	1.6	1.6
Home-equity loans	0.4	0.5

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

        Under the MPF program (other than MPF Xtra), the Bank invests in fixed-rate mortgages that are purchased from members that are PFIs. In the case of MPF Xtra the Bank facilitates Fannie Mae's investment in certain mortgages purchased from PFIs. The Bank bears the liquidity, interest-rate, and prepayment-option risks of the mortgages it purchases, while the member retains the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on loans the Bank purchases, for which PFIs receive a CE fee. The MPF program, including MPF Xtra, is further described in Item 1—Business—Mortgage Loan Finance and Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Mortgage Loans.

        Mortgage loans as of December 31, 2009, totaled $3.5 billion, a decrease of $647.6 million from the December 31, 2008 balance of $4.2 billion. As of December 31, 2009, 149 of the Bank's 462 members have been approved to participate in the MPF program, and for the year ended December 31, 2009, 70 members sold loans into the MPF program. Mortgage-loan purchases amounted to $336.2 million par value, for the year ending December 31, 2009, and $620.3 million par value for the year ending December 31, 2008. This 45.8 percent decrease in mortgage-loan purchases is primarily attributable to competition with Fannie Mae and Freddie Mac.

        The activities of the Bank's MPF portfolio are subject to significant competition in purchasing conventional, conforming fixed-rate mortgages and government-insured loans. The Bank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Historically, the most direct competition for mortgages came from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac. Since 2008, a Federal Reserve Board agency MBS purchase program instituted to make housing more affordable has contributed to the ability of Fannie Mae and Freddie Mac to offer low mortgage rates. Comparative MPF mortgage rates, which are a function of the FHLBank debt issuance costs, have not been as competitive from time to time as a result. The net pricing effect, all other things being equal, weakens member demand for MPF products.

        To encourage growth in the Bank's MPF program in October 2009, the board of directors approved a suspension of the activity-based stock investment requirement for participating in the MPF program, the suspension will remain in effect at the discretion of the Bank's board of directors. See Item 1—Business—Capital Resources—Activity-Based Stock-Investment Requirement for additional information.

        The following table presents information relating to the Bank's mortgage portfolio for the five-year period ended December 31, 2009.

Mortgage Loans Held for Investment
(dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Real estate
Fixed-rate 15-year single-family mortgages	$821,978	$1,027,058	$1,129,572	$1,321,762	$1,480,555
Fixed-rate 20- and 30-year single-family mortgages	2,671,482	3,107,424	2,938,886	3,152,175	3,370,391
Premiums	25,802	32,476	35,252	42,274	51,501
Discounts	(9,444)	(11,576)	(11,270)	(12,758)	(13,051)
Deferred derivative gains and losses	(1,743)	(1,495)	(1,001)	(1,146)	(1,059)

Total mortgage loans held for investment	3,508,075	4,153,887	4,091,439	4,502,307	4,888,337
Less: allowance for credit losses	(2,100)	(350)	(125)	(125)	(1,843)

Total mortgage loans, net of allowance for credit losses	$3,505,975	$4,153,537	$4,091,314	$4,502,182	$4,886,494

Volume of mortgage-loan purchases
Conventional loans
Original MPF	$309,729	$479,766	$122,487	$109,905	$220,823
MPF 125	3,723	74,264	51,293	41,473	56,474
MPF Plus	—	60,684	—	110,032	1,477,647

Total conventional loans	313,452	614,714	173,780	261,410	1,754,944
Government-insured or guaranteed loans
MPF Government	22,793	5,567	—	—	—

Total par value purchased	$336,245	$620,281	$173,780	$261,410	$1,754,944

Mortgage loans outstanding
Conventional loans
Original MPF	$1,121,309	$1,120,573	$735,629	$684,482	$642,015
MPF 125	307,713	403,016	377,046	361,937	361,050
MPF Plus	1,728,542	2,231,626	2,524,915	2,914,273	3,219,238

Total conventional loans	3,157,564	3,755,215	3,637,590	3,960,692	4,222,303
Government-insured or guaranteed loans
MPF Government	335,896	379,267	430,868	513,245	628,643

Total par value outstanding	$3,493,460	$4,134,482	$4,068,458	$4,473,937	$4,850,946

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

        The following table presents information relating to the Bank's regional and state concentrations of mortgage loans outstanding at December 31, 2009 and 2008.

Regional Concentration of Mortgage Loans Outstanding(1)

	December 31,
	2009	2008
Regional concentration(2)
Midwest	7%	8%
Northeast	52	49
Southeast	11	12
Southwest	10	10
West	20	21

Total	100%	100%

State concentration(3)
Massachusetts	28%	25%
California	15	16
Connecticut	9	8

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
Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, RI, and VT.
Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West includes AK, CA, HI, ID, MT, NV, OR, WA, and WY.

(3)
State concentrations are provided for any individual state in which the Bank has a concentration of 5 percent or more.

        The following tables provide the portfolio characteristics of mortgage loans held by the Bank.

Characteristics of the Bank's Mortgage-Loan Portfolio(1)

	December 31,
	2009	2008
Loan-to-value ratio at origination
< 60.00%	44%	46%
60.01% to 70.00%	14	14
70.01% to 80.00%	18	17
80.01% to 90.00%	14	13
Greater than 90.00%	10	10

Total	100%	100%

Weighted average loan-to-value ratio	64%	63%
FICO score
< 620	3%	3%
620 to < 660	7	7
660 to < 700	14	13
700 to < 740	20	20
≥ 740	55	56
Not available	1	1

Total	100%	100%

Weighted average FICO score	737	738

(1)
Percentages calculated based on unpaid principal balance at the end of each period.

        Government MPF loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional MPF loans with loan-to-value limits greater than 80 percent require certain amounts of primary mortgage insurance, from a mortgage insurance company rated at least triple-B (or equivalent rating).

        The Bank has certain customer concentrations in connection with its mortgage-loan purchases. The following table presents the Bank's retained mortgage-loan purchases from PFIs that represent greater than 10 percent of total mortgage-loan purchases for the year ended December 31, 2009.

Mortgage-Loan Purchases from PFIs
(dollars in thousands)

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Stoneham Bank
Dollar amount purchased	$59,814	$10,839	$—	$417	$4,515
Percent of total mortgage-loan purchases	17.8%	1.7%	—%	0.2%	0.3%

        The Bank has certain servicing concentrations in connection with its mortgage-loan purchases as well. As of December 31, 2009, BAC Home Loans Servicing L.P, a subsidiary of Bank of America Corporation, and Webster Bank individually service more than five percent of the Bank's outstanding mortgage loans. As of December 31, 2009, BAC Home Loans Servicing LP serviced approximately 51.1 percent of the Bank's mortgage loans and Webster Bank services approximately 5.4 percent.

Neither of these members has received preferential pricing on the mortgage loans the Bank purchased from them as compared to any other member.

        When a PFI fails to comply with its representations and warranties concerning its duties and obligations described within the PFI Agreement and the MPF origination and servicing guides, applicable laws, or terms of mortgage documents, the PFI may be required to repurchase the MPF loans which are impacted by such failure. Reasons for which a PFI could be required to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. Additionally, the Bank does allow its PFIs to repurchase delinquent MPF Government loans so that they may comply with loss-mitigation requirements of the applicable government agency in order to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the MPF Government loan. The following table provides a summary of MPF loans that have been repurchased by our PFIs.

Summary of MPF Loan Repurchases
(dollars in thousands)

	For The Years Ended December 31,
	2009	2008	2007	2006	2005
Conventional loans	$1,934	$3,107	$963	$2,903	$689
Government-insured or guaranteed loans	1,857	106	2,373	2,743	276

Total	$3,791	$3,213	$3,336	$5,646	$965

        The following tables present the scheduled repayments for mortgage loans outstanding at December 31, 2009 and 2008.

Redemption Terms of Mortgage Loans
As of December 31, 2009
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$119,453	$721,035	$2,317,076	$3,157,564
Fixed-rate government-insured or guaranteed loans	7,731	48,772	279,393	335,896

Total par value	$127,184	$769,807	$2,596,469	$3,493,460

Redemption Terms of Mortgage Loans
As of December 31, 2008
(dollars in thousands)

	Due in one year or less	Due after one year through five years	Due after five years	Total
Fixed-rate conventional loans	$136,123	$624,771	$2,994,321	$3,755,215
Fixed-rate government-insured or guaranteed loans	8,702	40,450	330,115	379,267

Total par value	$144,825	$665,221	$3,324,436	$4,134,482

        Allowance for Credit Losses on Mortgage Loans.    The allowance for credit losses on mortgage loans was $2.1 million and $350,000 at December 31, 2009 and 2008, respectively. This increase in allowance is due to the continued deterioration in general economic and labor market conditions and the ongoing decline in house prices nationwide, which has resulted in a trend of increasing delinquencies in the mortgage portfolio. See Critical Accounting Estimates—Allowance for Loan Losses for a description of the Bank's methodology for estimating the allowance for loan losses. While the Bank has not changed its base methodology for calculating the allowance for loan losses during 2009, the key variables that drive the calculation have changed to reflect the deterioration in portfolio performance and economic conditions. In particular, the loss severity estimates that the Bank applies to defaulted loans have increased to reflect the deterioration in house prices.

        The following table presents the Bank's allowance for credit losses activity.

Allowance for Credit Losses Activity
(dollars in thousands)

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
Balance at January 1	$350	$125	$125	$1,843	$1,379
Charge-offs	—	—	—	(14)	(38)
Recoveries	—	—	9	—	—

Net recoveries (charge-offs)	—	—	9	(14)	(38)
Provision for credit losses	1,750	225	(9)	(1,704)	502

Balance at December 31	$2,100	$350	$125	$125	$1,843

        The following table presents the Bank's allocation of allowance for credit losses.

Allocation of Allowance for Credit Losses
(dollars in thousands)

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Conventional loans	$2,100	90.4%	$350	90.8%	$125	89.4%	$125	88.5%	$1,843	87.0%
Government-insured or guaranteed loans	—	9.6	—	9.2	—	10.6	—	11.5	—	13.0

Total	$2,100	100.0%	$350	100.0%	$125	100.0%	$125	100.0%	$1,843	100.0%

        The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at December 31, 2009, and December 31, 2008, are provided in the following tables.

Summary of Delinquent Mortgage Loans
As of December 31, 2009
(dollars in thousands)

Days Delinquent	Conventional	Government(1)	Total
30 days	$49,975	$17,701	$67,676
60 days	17,309	7,281	24,590
90 days or more and accruing	—	19,822	19,822
90 days or more and nonaccruing	44,969	—	44,969

Total delinquencies	$112,253	$44,804	$157,057

Total par value of mortgage loans outstanding	$3,157,564	$335,896	$3,493,460

Total delinquencies as a percentage of total par value of mortgage loans outstanding	3.56%	13.34%	4.50%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	1.42%	5.90%	1.85%

(1)
MPF Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

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

(1)
MPF Government loans continue to accrue interest after 90 or more days delinquent since the U.S. government insures or guarantees the repayment of principal and interest.

        Although delinquent loans in the portfolio are spread throughout the U.S., states with more than five percent of the Bank's holdings of conventional mortgage loans delinquent by more than 30 days, by outstanding principal balance, are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans

	December 31, 2009	December 31, 2008
State concentration
California	25%	18%
Massachusetts	22	24
Connecticut	6	7

        Loan-Portfolio Analysis.    The Bank's par value of outstanding mortgage loans, nonperforming loans, and loans 90 days or more past due and accruing interest for the five-year period ended December 31, 2009, are provided in the following table.

Loan-Portfolio Analysis
(dollars in thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Real-estate mortgages	$3,493,460	$4,134,482	$4,068,458	$4,473,937	$4,850,946

Nonperforming real-estate mortgages	$44,969	$21,325	$7,982	$4,796	$6,387

Real-estate mortgages past due 90 days or more and still accruing(1)	$19,822	$14,207	$10,723	$8,544	$6,788

Interest contractually due during the period	$2,454	$1,120	$442	$294	$388
Interest actually received during the period	2,316	1,041	420	278	349

Shortfall	$138	$79	$22	$16	$39

(1)
Only MPF Government loans continue to accrue interest after 90 or more days delinquent.

        As of December 31, 2009 and 2008, loans in foreclosure totaled $26.7 million and $12.0 million, respectively, and real-estate owned (REO) was $4.4 million and $3.9 million, respectively. REO is recorded on the statement of condition in other assets.

        Higher-Risk Loans.    The Bank's portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank's total conventional portfolio (8.3 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (32.9 percent by outstanding principal balance). The Bank's allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2009.

Summary of Higher-Risk Conventional Mortgage Loans
As of December 31, 2009
(dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans(1)	$254,535	6.23%	2.88%	5.06%
High loan-to-value loans(2)	7,521	3.15	—	7.98
Subprime and high loan-to-value loans(3)	1,580	—	—	—

Total high-risk loans	$263,636	6.11%	2.78%	5.11%

(1)
Subprime loans are loans to borrowers with FICO® credit scores lower than 660. FICO is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

(2)
High loan-to-value loans are loans with an estimated current loan-to-value ratio greater than 100 percent based on movements in property values in the core-based statistical areas (CBSAs) where the property securing the loan is located.

(3)
These loans are subprime and also have a current estimated loan-to-value ratio greater than 100 percent.

        The Bank's portfolio consists solely of fixed-rate conventionally amortizing first-lien mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

        Loan Modification.    Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (the modification plan) for participating PFIs, which will be available until December 21, 2011. Borrowers with conventional loans secured by their primary residence that were originated prior to January 1, 2009, are eligible for the modification plan. This modification plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the modification plan. To date, there has been no activity under this modification plan.

        Sale of REO Assets.    During the years ended December 31, 2009, 2008, and 2007 the Bank sold REO assets with a recorded carrying value of $7.5 million, $5.3 million, and $3.7 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $9,000, $122,000, and $112,000 on the sale of REO assets during the years ended December 31, 2009, 2008, and 2007, respectively. Gains and losses on the sale of REO assets are recorded in other income.

        First-Loss Account.    The Bank's conventional mortgage-loan portfolio currently consists of four MPF products: Original MPF, MPF 125, MPF Government, and MPF Plus, which differ from each other in the way the first-loss account is determined, as described in Item 1—Business—Mortgage-Loan Finance.

        The aggregated amount of the first-loss account is memorialized and tracked but is neither recorded nor reported as a loan-loss reserve in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's CE amount, then to the Bank after the member's CE amount has been exhausted. At December 31, 2009 and 2008, the amount of first loss account remaining for losses was $31.4 million and $30.6 million, respectively. Except with respect to Original MPF, our losses incurred under the first loss account can be mitigated by withholding future performance CE fees that would otherwise be payable to our PFIs.

Debt Financing—Consolidated Obligations

        At December 31, 2009 and 2008, outstanding COs, including both CO bonds and CO discount notes, totaled $57.7 billion and $74.7 billion, respectively. The decrease reflects the Bank's reduced need for funding as its advances balances contracted, as discussed in Overview and Executive Summary—Principal Business Developments in this Item.

        CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or use the bond to fund assets with characteristics similar to those of the bond. For additional information on COs, including their issuance, see Item 1—Business—Consolidated Obligations.

        The following is a summary of the Bank's CO bonds outstanding at December 31, 2009 and 2008, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding
by Year of Contractual Maturity
(dollars in thousands)

	2009		2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	$—	—%	$15,200,275	2.85%
2010	15,707,110	1.45	5,338,110	3.49
2011	6,901,350	1.84	2,598,350	3.87
2012	4,230,580	2.61	1,735,580	4.70
2013	2,971,750	3.36	2,454,000	4.06
2014	1,801,800	3.17	500,300	5.09
Thereafter	4,004,700	5.04	5,504,700	5.63

Total par value	35,617,290	2.31%	33,331,315	3.71%
Premiums	85,316		80,586
Discounts	(426,464)		(1,481,762)
Hedging adjustments	133,005		323,863

Total	$35,409,147		$32,254,002

        CO bonds outstanding at December 31, 2009 and 2008, include issued callable bonds totaling $5.4 billion and $9.4 billion, respectively. The Bank may also enter into an interest-rate swap (in which the Bank pays variable and receives fixed) with structural characteristics that directly offset the coupon and any embedded call options or other termination features of the bond. The combined sold callable swap and callable debt effectively creates floating-rate funding at rates that are more attractive than other available alternatives.

        The discount associated with CO bonds is primarily attributable to zero-coupon callable bonds. The zero-coupon callable bonds are issued at substantial discounts to their par amounts because they have very long terms with no coupon. The Bank has hedged these bonds with interest-rate swaps, resulting in a LIBOR-based funding rate on the original bond proceeds over the life of the bonds.

        The following table summarizes CO bonds outstanding at December 31, 2009 and 2008, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding
by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
2009	$—	$19,800,275
2010	20,768,360	5,959,110
2011	6,156,350	2,258,350
2012	3,330,580	1,230,580
2013	2,390,500	1,878,000
2014	751,800	125,300
Thereafter	2,219,700	2,079,700

Total par value	$35,617,290	$33,331,315

        Interest-Rate-Payment Terms.    The following table details interest-rate-payment terms for CO bonds at December 31, 2009 and 2008.

Consolidated Obligation Bonds by
Interest-Rate-Payment Terms
(dollars in thousands)

	December 31,
	2009	2008
Par value of CO bonds
Fixed-rate bonds	$28,515,040	$28,151,315
Simple variable-rate bonds	5,537,000	3,050,000
Step-up bonds	1,115,250	350,000
Zero-coupon bonds	450,000	1,780,000

Total par value	$35,617,290	$33,331,315

        CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 38.6 percent and 56.8 percent of outstanding COs at December 31, 2009 and 2008, respectively, but accounted for 97.9 percent and 98.1 percent of the proceeds from the issuance of COs during the years ended December 31, 2009 and 2008, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances.

        The Bank's outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate
December 31, 2009	$22,277,685	$22,281,433	0.10%
December 31, 2008	42,472,266	42,567,305	1.59

        The Bank's average COs outstanding for the year ended December 31, 2009, 2008, and 2007 were as follows:

Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Year Ended December 31,
	2009		2008		2007
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$4,228,244	0.09%	$4,019,432	2.04%	$3,764,623	4.79%
Term discount notes	28,372,438	0.53	39,486,803	2.72	22,013,013	5.00

Total discount notes	32,600,682	0.47	43,506,235	2.65	25,777,636	4.97
Bonds	32,384,864	2.11	33,199,670	3.66	34,953,730	4.95

Total consolidated obligations	$64,985,546	1.29%	$76,705,905	3.09%	$60,731,366	4.96%

        The average balances of COs for the year ended December 31, 2009 were lower than the average balances for the year ended December 31, 2008, which is consistent with the decrease in total average assets, primarily in short-term advances. The average balance of term CO discount notes decreased $11.1 billion while overnight CO discount notes increased $208.8 million for the year ended December 31, 2009. Average balances of CO bonds decreased $814.8 million from the prior year. The average balance of CO discount notes represented approximately 50.2 percent of total average COs during the year ended December 31, 2009, as compared with 56.7 percent of total average COs during the year ended December 31, 2008, and the average balance of bonds represented 49.8 percent and 43.3 percent of total average COs outstanding during the years ended December 31, 2009 and 2008, respectively.

        Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBank's outstanding COs, including COs held by other FHLBanks, was $930.6 billion and $1.3 trillion at December 31, 2009 and 2008, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. The Bank has not paid any obligations on behalf of the other FHLBanks during the years ended December 31, 2009 and 2008.

        The FHLBank Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2009.

        In addition, pursuant to the Housing Act, the U.S. Secretary of the Treasury was given emergency powers, for a limited period, to purchase an indeterminate amount of obligations provided the U.S. Secretary of the Treasury determines the purchases are necessary to provide stability to the financial markets; prevent disruptions in the availability of mortgage finance; and protect the taxpayer. This temporary authorization expired on December 31, 2009.

Deposits

        The Bank offers demand and overnight deposits, custodial mortgage accounts, and term deposits to its members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of the Bank's deposit base and the unpredictable nature of member demand for deposits, the Bank does not rely on deposits as a core component of its funding.

        As of December 31, 2009, deposits totaled $772.5 million compared with $611.1 million at December 31, 2008, an increase of $161.4 million. This increase was mainly the result of a higher level of member deposits in the Bank's overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

        For the years ended December 31, 2009, and December 31, 2008, average demand- and overnight-deposit balances were $722.0 million and $923.2 million, respectively, and the average rate paid was 0.05 percent and 1.74 percent, respectively.

        The following table presents term deposits issued in amounts of $100,000 or greater at December 31, 2009 and 2008.

Term Deposits Greater than $100,000
(dollars in thousands)

	December 31,
	2009		2008
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$990	0.72%	$37,000	1.96%
Over three months through six months	450	0.09	1,000	2.98
Over six months through 12 months	500	0.30	—	—
Greater than 12 months(1)	26,250	4.19	26,250	4.19

Total par value	$28,190	3.93%	$64,250	2.89%

(1)
Represents eight term deposit accounts totaling $6.3 million with maturity dates of August 31, 2011, and one term deposit totaling $20.0 million with a maturity date of September 22, 2014.

Capital

        The board of directors of the Bank may, but is not required to, declare and pay noncumulative dividends in cash, stock, or a combination thereof. Dividends may only be paid from current net earnings or previously retained earnings. In addition, the Bank's board of directors has adopted certain dividend policies that further impact the declaration of dividends, which are described under Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. At December 31, 2009, the Bank had retained earnings of $142.6 million.

        Legal and Regulatory Capital Requirements.    The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) permanent capital in an amount equal to at least its regulatory risk-based capital requirement; (2) total capital in an amount equal to at least 4.0 percent of its total assets; and (3) leverage capital in an amount equal to at least 5.0 percent of its total assets. Further, the Bank is subject to the Capital Rule, which is described in this Item under—Recent Legislative and Regulatory Developments.

        Only permanent capital, defined as retained earnings plus Class B stock (including mandatorily redeemable capital stock) is considered capital for regulatory purposes, and can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through December 31, 2009, as set forth in the following table.

Risk-Based Capital Requirements
(dollars in thousands)

	December 31,
	2009	2008
Permanent capital
Class B capital stock	$3,643,101	$3,584,720
Mandatorily redeemable capital stock	90,896	93,406
Retained earnings (accumulated deficit)	142,606	(19,749)

Total permanent capital	$3,876,603	$3,658,377

Risk-based capital requirement
Credit-risk capital	$570,260	$215,514
Market-risk capital	603,446	1,425,551
Operations-risk capital	352,112	492,319

Total risk-based capital requirement	$1,525,818	$2,133,384

Excess of risk-based capital requirement	$2,350,785	$1,524,993

        The Bank's credit-risk-based capital requirement, as defined by the Finance Agency's risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and non-mortgage assets, tenor or final maturity of the asset, increased by $354.7 million due to downgrades of the credit ratings of private-label MBS from December 31, 2008, to December 31, 2009.

        The Bank's market value of permanent capital to its book value of permanent capital increased from 48.3 percent at December 31, 2008, to 74.8 percent at December 31, 2009. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Measurement of Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank's market value of permanent capital is less than 85 percent of its book value of permanent capital must be added to the market-risk component of its risk-based capital requirement. This incremental risk-based capital requirement was $396.0 million and $1.3 billion as of December 31, 2009 and 2008, respectively. Management believes that the current ratio of the Bank's market value of permanent capital to its book value of permanent capital is temporarily depressed and will recover as liquidity returns to the MBS market allowing prices to rise, as the Bank realizes credit losses, and as the Bank accumulates retained earnings from income expected in future periods.

        In addition to the risk-based capital requirements, the Bank is subject to a five percent minimum leverage ratio requirement based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio requirement that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements throughout 2008 and 2009, and remained in compliance at December 31, 2009.

Capital Ratio Requirements
(dollars in thousands)

	December 31,
	2009	2008
Capital ratio
Minimum capital (4% of total assets)	$2,499,480	$3,214,127
Actual capital (capital stock plus retained earnings)	3,876,603	3,658,377
Total assets	62,487,000	80,353,167
Capital ratio (permanent capital as a percentage of total assets)	6.2%	4.6%
Leverage ratio
Minimum leverage capital (5% of total assets)	$3,124,350	$4,017,658
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,814,905	5,487,565
Leverage ratio (leverage capital as a percentage of total assets)	9.3%	6.8%

        For more information on the Bank's capital ratio requirements, see Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 15—Capital.

        In addition to the capital ratio requirements, the Bank is subject to the Capital Rule, which, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. On January 12, 2010, the Bank received notification that the Director of the Finance Agency had determined that the Bank was adequately capitalized for the quarter ended September 30, 2009. The Director of the Finance Agency has not yet notified the Bank of its capital classification for the quarter ended December 31, 2009. For more information on the Capital Rule, see—Recent Legislative and Regulatory Developments later in this Item.

        In January 2010, as part of the adoption of the revised operating plan, the Bank's board of directors adopted a new minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank's regulatory capital requirement plus its retained earnings target. As of December 31, 2009, this requirement equaled $3.4 billion, which was satisfied by the Bank's actual capital of $3.9 billion.

Derivative Instruments

        All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $16.8 million and $28.9 million as of December 31, 2009 and 2008, respectively. Derivative liabilities' net fair value net of cash collateral and accrued interest totaled $768.3 million and $1.2 billion as of December 31, 2009 and 2008, respectively.

        The Bank offsets fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement.

        The Bank bases the estimated fair values of these agreements on the cost of interest-rate-exchange agreements with similar terms or available market prices. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash-flow analysis and comparison with similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. The Bank formally establishes hedging relationships associated with balance-sheet items to obtain economic results. These hedge relationships may include fair-value and cash-flow hedges, as well as economic hedges.

        The Bank had commitments for which it was obligated to purchase mortgage loans with par values totaling $3.7 million and $32.7 million at December 31, 2009, and December 31, 2008, respectively. All mortgage-loan-purchase commitments are recorded at fair value on the statement of condition as derivative instruments. Upon fulfillment of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

        The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2009, and December 31, 2008. The hedge designation "fair value" represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedged with the benchmark interest rate. The hedge designation "economic" represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management policy.

 Hedged Item and Hedge-Accounting Treatment
As of December 31, 2009 and 2008
(dollars in thousands)

			December 31, 2009		December 31, 2008
Hedged Item	Derivative	Hedge Designation	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances	Swaps	Fair value	$11,952,709	$(678,566)	$15,401,359	$(1,113,240)
	Swaps	Economic	83,250	(3,247)	111,250	(5,716)
	Caps and floors	Economic	16,500	103	66,500	294

Total associated with advances			12,052,459	(681,710)	15,579,109	(1,118,662)
Available-for-sale securities	Swaps	Fair value	907,131	(186,240)	932,131	(394,526)
Trading securities	Swaps	Economic	95,000	967	46,500	(2,413)
Consolidated obligations	Swaps	Fair value	14,597,075	130,716	14,190,223	321,139
Deposits	Swaps	Fair value	20,000	4,745	20,000	6,414
Member intermediated	Caps and floors	Not applicable	—	—	15,000	—

Total			27,671,665	(731,522)	30,782,963	(1,188,048)
Mortgage delivery commitments			3,706	(31)	32,672	(365)
Forward contracts			—	—	10,000	(133)

Total derivatives			$27,675,371	(731,553)	$30,825,635	(1,188,546)

Accrued interest				(10,322)		89,788
Cash collateral				(9,631)		(46,101)

Net derivatives				$(751,506)		$(1,144,859)

Derivative asset				$16,803		$28,935
Derivative liability				(768,309)		(1,173,794)

Net derivatives				$(751,506)		$(1,144,859)

        The following four tables provide a summary of the Bank's hedging relationships for fair-value hedges of advances and COs which qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $26.5 billion, representing 95.9 percent of all derivatives outstanding as of December 31, 2009. Economic hedges are not included within the four tables below.

 Fair-Value Hedge Relationships of Advances
By Year of Contractual Maturity
As of December 31, 2009
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		Advances			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
2010	$2,677,224	$(55,806)	$2,677,224	$55,350	4.61%	0.27%	4.51%	0.37%
2011	1,866,250	(77,311)	1,866,250	77,108	4.13	0.27	4.03	0.37
2012	1,640,750	(106,737)	1,640,750	106,403	4.34	0.27	4.24	0.37
2013	1,524,010	(88,882)	1,524,010	88,540	3.80	0.27	3.68	0.39
2014	666,300	(51,384)	666,300	51,008	4.27	0.27	4.11	0.43
Thereafter	3,578,175	(298,446)	3,578,175	294,698	3.97	0.27	3.83	0.41

Total	$11,952,709	$(678,566)	$11,952,709	$673,107	4.18%	0.27%	4.07%	0.38%

(1)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2009.

Fair-Value Hedge Relationships of Advances
By Year of Contractual Maturity or Next Put Date for Putable Advances
As of December 31, 2009
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		Advances			Derivatives
Year of Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
2010	$8,367,899	$(483,179)	$8,367,899	$478,104	4.29%	0.27%	4.16%	0.40%
2011	1,874,950	(86,907)	1,874,950	86,589	3.73	0.27	3.64	0.36
2012	777,450	(52,171)	777,450	52,198	4.23	0.27	4.16	0.34
2013	706,210	(40,193)	706,210	40,172	3.92	0.27	3.86	0.33
2014	112,300	(5,673)	112,300	5,657	4.19	0.27	3.97	0.49
Thereafter	113,900	(10,443)	113,900	10,387	4.85	0.27	4.92	0.20

Total	$11,952,709	$(678,566)	$11,952,709	$673,107	4.18%	0.27%	4.07%	0.38%

(1)
The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2009.

 Fair-Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity
As of December 31, 2009
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		CO Bonds & Discount Notes			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair Value Adjustment(1)	CO Bonds & DNs	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
2010	$7,456,642	$29,354	$7,456,642	$(29,440)	1.32%	1.34%	0.09%	0.07%
2011	2,320,000	15,314	2,320,000	(15,572)	1.47	1.51	0.29	0.25
2012	1,904,250	12,866	1,904,250	(13,202)	1.94	1.96	0.15	0.13
2013	1,088,750	36,642	1,088,750	(36,316)	3.35	3.39	0.29	0.25
2014	620,000	(3,540)	620,000	3,013	2.25	2.25	0.05	0.05
Thereafter	1,207,433	40,080	1,207,433	(41,637)	4.67	4.68	0.65	0.64

Total	$14,597,075	$130,716	$14,597,075	$(133,154)	1.89%	1.92%	0.19%	0.16%

(1)
The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations
As of December 31, 2009
(dollars in thousands)

					Weighted-Average Yield(2)
	Derivatives		CO Bonds & Discount Notes			Derivatives
Year of Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair Value Adjustment(1)	CO Bonds & DNs	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
2010	$9,429,325	$26,627	$9,429,325	$(27,429)	1.50%	1.51%	0.08%	0.07%
2011	1,975,000	13,601	1,975,000	(13,755)	1.54	1.59	0.31	0.26
2012	1,339,250	12,640	1,339,250	(12,781)	2.05	2.08	0.18	0.15
2013	943,500	36,404	943,500	(36,038)	3.53	3.59	0.33	0.27
2014	75,000	(906)	75,000	805	2.66	2.66	0.39	0.39
Thereafter	835,000	42,350	835,000	(43,956)	5.05	5.06	0.98	0.97

Total	$14,597,075	$130,716	$14,597,075	$(133,154)	1.89%	1.92%	0.19%	0.16%

(1)
The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of December 31, 2009. For discount notes and zero coupon bonds, the yield represents the yield to maturity.

        The Bank has entered into derivative contracts with its members in which the Bank acts as an intermediary between the member and a derivative counterparty. For additional information on those derivatives, see Item 1—Business—Traditional Business Activities—Other Business Activities. The Bank also engages in derivatives directly with affiliates of certain of the Bank's members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank's own risk-management purposes and are not related to requests from the Bank's members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Members
(dollars in thousands)

			December 31, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding(1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,068,404	11.09%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	985,260	3.56

(1)
The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank's liquidity and capital resources are designed to support these financial strategies. The Bank's primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1—Business—Consolidated Obligations. The Bank's equity capital resources are governed by the Bank's capital plan, certain elements of which are described under Capital below, as well as by applicable legal and regulatory requirements.

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

        For information and discussion of the Bank's guarantees and other commitments, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the Bank's joint and several liability for FHLBank COs, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Debt Financing-Consolidated Obligations.

        The Bank's short-term liquidity management practices and contingent liquidity plans, which provide protection against temporary disruptions in access to the CO debt markets, are described in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk.

        The Bank has an additional source of external liquidity through the Federal Home Loan Banks P&I Funding Contingency Plan Agreement (the Agreement), which became effective in 2006. Under the terms of the Agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the Agreement, the other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the funding FHLBanks.

        Until December 31, 2009, the Bank also had a source of external liquidity through a lending agreement the Bank entered into in the third quarter of 2008 with the U.S. Treasury in connection with the U.S. Treasury's establishment of the Government Sponsored Enterprise Credit Facility (GSECF). The GSECF was a lending facility under which funding was available to be provided by the U.S. Treasury in exchange for eligible collateral, which was limited to guaranteed MBS issued by Freddie Mac and Fannie Mae as well as advances by the Bank to its members. The maximum borrowings under the GSECF were based on eligible collateral. The GSECF expired in accordance with its terms on December 31, 2009, and the Bank never borrowed under the GSECF.

        During 2009, investor confidence in GSE debt improved and the Bank experienced improved market access and long-term funding costs relative to 2008. This improvement was due in part to the Federal Reserve Bank of New York's initiative to purchase up to $175 billion in GSE debt, including FHLBank debt, announced November 25, 2008, which is described under—Recent Legislative and Regulatory Developments in this Item. Following this announcement, FHLBank long-term CO bond pricing improved relative to U.S. Treasury securities and interest rate swaps, a trend which continued throughout 2009. Through March 1, 2010, the Federal Reserve Bank of New York has purchased approximately $169 billion in such debt, of which approximately $37 billion was FHLBank term debt. The Federal Reserve Bank of New York is expected to complete its purchases of GSE debt in the near term.

        Investor confidence in GSE debt has also been supported by an announcement by the U.S. Treasury in late December 2009, that it had effectively removed its $200 billion funding commitment cap for the next three years to Fannie Mae and Freddie Mac and agreed to increase its support as needed to accommodate any financial deterioration in these GSEs. Investors appear to have interpreted this as a U.S. Treasury guarantee of Fannie Mae's and Freddie Mac's liabilities for the next several years. The combined effect of the removal of that funding commitment cap and increased investor demand seems to have offset the adverse impact that the end of Federal Reserve Bank of New York purchases of GSE debt may have.

        GSE investor demand remains robust as investors continue to seek both safety and liquidity of the GSE debt market. With the continued low rate environment, the relative LIBOR spread of discount notes versus term debt has greatly diminished. These low short term rates have caused investors in search of higher rates of return to increase their demand for medium-term GSE debt which is paying more favorable rates of return.

        The FHLBanks issued a total of $506.4 billion par value of CO bonds during the year ended December 31, 2009, a decrease of $48.3 billion compared with the $554.7 billion par value issued during the year ended December 31, 2008.

Capital

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

  •
  4.0 percent for advances with an original maturity greater than overnight and up to three months; and

  •
  4.5 percent for all other advances.

        The Bank's minimum capital-to-assets leverage limit is currently 5.0 percent based on Finance Agency requirements. The additional capital stock from higher balances of advances expands the Bank's capacity to issue COs, which are used not only to support the increase in these balances but also to increase the amount of the Bank's investments.

        The Bank can also contract its balance-sheet and liquidity requirements in response to members' reduced credit needs. Member-credit needs that result in reduced advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank's capital plan. Although the Bank has the discretion to repurchase excess capital stock subject to certain regulatory and capital plan limitations, the Bank continues its moratorium on excess stock repurchases to help preserve the Bank's capital in light of the various challenges to the Bank, including the growth in other comprehensive losses arising primarily from the Bank's portfolio of held-to-maturity private-label MBS, as discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments. During the year ended December 31, 2009, the Bank did repurchase capital stock totaling $1.5 million, which represented excess stock repurchase requests that were already outstanding at the time the Bank announced its moratorium on excess stock repurchases.

        Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $90.9 million and $93.4 million at December 31, 2009, and December 31, 2008, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
Contractual Year of Redemption	2009	2008
Past redemption date(1)	$4,185	$—
2009	—	4,185
2010	103	103
2011	—	—
2012	—	2,520
2013	86,598	86,598
2014	10	—

Total	$90,896	$93,406

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

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

        At December 31, 2009 and 2008, members and nonmembers with capital stock outstanding held $1.5 billion and $677.3 million, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of December 31, 2009 and 2008 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement(1)	Outstanding Class B Capital Stock(2)	Excess Class B Capital Stock
December 31, 2009	$586,599	$1,655,784	$2,242,406	$3,733,997	$1,491,591
December 31, 2008	530,263	2,470,559	3,000,843	3,678,126	677,283

(1)
Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)
Class B capital stock outstanding includes mandatorily redeemable capital stock.

        Provisions of the Bank's capital plan are also discussed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 15—Capital.

Internal Capital Practices and Policies

        The Bank has historically targeted an operating range of 4.0 percent to 5.5 percent for its capital ratio. This range, referred to as the operating capital ratio range, had been adopted by the Bank's board of directors in connection with the Bank's originally adopted capital plan. Due to the decrease in advances that occurred during 2009, in conjunction with the Bank's capital preservation measures, the Bank's board of directors approved an operating capital ratio range of 4.0 percent to 7.5 percent in 2009. The Bank's capital increases in connection with required purchases as a condition of membership, which vary based on each member's total assets, and in connection with each member's use of Bank products that requires a purchase of capital stock, such as in connection with Bank advances. The Bank's capital can decrease in connection with stock redemptions, Bank repurchases of excess stock, or if retained earnings are depleted. However, the Bank continues a moratorium on repurchases of excess stock that it has maintained since December 8, 2008, and had $142.6 million in retained earnings at December 31, 2009. The Bank's capital ratio of 6.2 percent is therefore in excess of its historically targeted range.

        In addition, as part of the revised operating plan, the Bank has adopted a minimum capital level in excess of regulatory requirements to provide further protection for the Bank's capital base. This adopted minimum capital level provides that the Bank will maintain a minimum capital level equal to four percent of its total assets plus its retained earnings target, a combined amount equal to $3.4 billion at December 31, 2009. The Bank's capital level was $3.9 billion at December 31, 2009, so the Bank was in excess of this higher requirement by $452.1 million on that date. If necessary to satisfy this adopted minimum capital level, the Bank would take steps to control asset growth and/or maintain capital levels, the latter of which could limit future dividends. For additional information on the revised operating plan, see Overview and Executive Summary—Principal Business Developments.

        Retained Earnings Target and Dividends.    The Bank's retained earnings target is $925.0 million, a target adopted in connection with the Bank's revised operating plan to preserve capital in light of the various challenges to the Bank, including the potential for realization of future losses as indicated by the growth in accumulated other comprehensive losses primarily related to the Bank's portfolio of held-to-maturity private-label MBS, discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments, as well as continued deterioration of the performance of loans that support these securities. The Bank monitors its retained earnings target relative to the risks inherent in its balance sheet and operations, and has revised its retained earnings model in an effort to better reflect trends and risks to the Bank's net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the Bank's portfolio of private-label MBS. The retained earnings target has increased significantly over the last two years particularly as the expected performance of private-label MBS has deteriorated beyond prior estimates. Over time, as some unrealized losses become realized losses and the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, management expects that the retained earnings target will begin to decline. However, we expect that the retained earnings target will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a faster reduction in the retained earnings target. Management has analyzed the likelihood of the Bank meeting the retained earnings target as it evolves over a five-year horizon and projects that the retained earnings target will be met within that time horizon, however, general economic developments more adverse than the Bank's projections or other factors outside of the Bank's control may cause the Bank to require additional time beyond the five year horizon to meet the target.

        At December 31, 2009, the Bank had retained earnings of $142.6 million. The Bank has adopted a dividend payout restriction under which the Bank may pay up to 50 percent of the prior quarter's net income while the Bank's retained earnings are less than its targeted retained earnings level. However, the Bank's board of directors has announced that it does not expect to declare any dividends until it demonstrates a consistent pattern of positive net income, which will likely preclude a declaration of dividends for at least the first two quarters of 2010 as the Bank continues to focus on building retained earnings.

        The Bank's retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank's currently targeted level. Moreover, management and the board of directors of the Bank may, at any time, change the Bank's methodology or assumptions for modeling the Bank's retained earnings target. Either of these could result in the Bank further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

        The Bank's significant off-balance-sheet arrangements consist of the following:

  •
  commitments that legally bind and obligate the Bank for additional advances;

  •
  standby letters of credit;

  •
  commitments for unused lines-of-credit advances;

  •
  standby bond-purchase agreements with state housing finance agencies; and

  •
  unsettled COs.

        Off-balance-sheet arrangements are more fully discussed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 19—Commitments and Contingencies.

        The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks is equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Due to the net loss for the year ended December 31, 2009, the Bank has no AHP or REFCorp assessments for the year ended December 31, 2009. See Item 1—Business—Assessments for additional information regarding REFCorp and AHP assessments. For the year ended December 31, 2009, the Bank experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per AHP regulations, the Bank has elected to allot up to $5.0 million of future periods' required AHP contributions to be awarded during 2010 (referred to as the accelerated AHP). The accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so, based on regulations. The Bank will offset the accelerated AHP contribution against required AHP contributions over the next five years.

        Contractual Obligations.    The following table presents contractual obligations of the Bank as of December 31, 2009.

Contractual Obligations as of December 31, 2009
(dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$35,617,290	$15,707,110	$11,131,930	$4,773,550	$4,004,700
Estimated interest payments on long-term debt(2)	3,562,920	744,137	979,170	563,889	1,275,724
Operating lease obligations	11,092	3,675	7,379	38	—
Purchase obligations(3)	2,086,506	2,085,231	1,275	—	—
Members' unused lines of credit(4)	1,426,065	1,426,065	—	—	—
Mandatorily redeemable capital stock	90,896	4,288	—	86,608	—
Consolidated obligations traded not settled(5)	1,210,750	1,005,750	100,000	55,000	50,000

Total contractual obligations	$44,005,519	$20,976,256	$12,219,754	$5,479,085	$5,330,424

(1)
Includes CO bonds outstanding at December 31, 2009, at par value, based on contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2009, has been used to project future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(3)
Includes standby letters of credit, unconditional commitments for advances, standby bond-purchase agreements, and commitments to fund/purchase mortgage loans.

(4)
Many of the members' unused lines of credit are not expected to be drawn upon, and therefore the commitment amount does not necessarily represent future cash requirements.

(5)
Payments due by period for COs, which were traded but not settled as of December 31, 2009, represent the eventual maturity of the COs.

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

Accounting for Derivatives

        Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of the Bank's derivatives are either: 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 2) derivative contracts structured to offset some or all of the risk exposure inherent in its member-lending, mortgage-purchase, investment, and funding activities. The Bank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the Bank's reported earnings may exhibit considerable variability. The Bank generally employs hedging techniques that are effective under the hedge-accounting requirements. However, not all of the Bank's hedging relationships meet the hedge-accounting requirements. In some cases, the Bank has elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Agency regulation and Bank policy, derivative instruments that do not qualify as hedging instruments pursuant to GAAP may be used only if the Bank documents a nonspeculative purpose.

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

In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for the advances and CO markets. The Bank defines these market-settlement conventions to be five business days or less for advances and 30 calendar days or less, using a next business day convention, for COs. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge relationship qualifies for applying the shortcut method. We then record changes in the fair value of the derivative and hedged item beginning on the trade date.

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

        For derivative instruments and hedged items that meet the requirement described above, the Bank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2009, the Bank held derivatives that are marked to market with no offsetting qualifying hedged item including $16.5 million notional of interest-rate caps and floors, $178.3 million notional of interest-rate swaps, and $3.7 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31,

2009, was an unrealized loss of $2.2 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Change in Fair Value of Undesignated Derivatives
As of December 31, 2009
(dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate caps, floors, and swaps(1)	$3,069	$6,014

(1)
Given the low interest-rate environment experienced at the end of 2009, the Bank does not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock is representative of potential shifts in the instruments' values.

        These derivatives economically hedge certain advances, and the trading securities portfolio. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under the Bank's risk-management program. The Bank's projections of changes in value of the derivatives have been consistent with actual experience.

Fair-Value Estimates

        The Bank measures certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a non-recurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair values play an important role in the valuation of certain Bank assets, liabilities, and derivative transactions. Accounting guidance defines fair value, establishes a framework for measuring fair value, establishes fair-value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair-value measurements. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 18—Estimated Fair Values.

        The Bank generally considers a market to be inactive if the following conditions exist: (1) there are few transactions for the financial instruments; (2) the prices in the market are not current; (3) the price quotes we receive vary significantly either over time or among independent pricing services or dealers; and (4) there is a limited availability of public market information.

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

        Accounting guidance establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the fair-value hierarchy are described below:

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

        For purposes of estimating the fair value of derivatives and items for which the Bank is hedging the changes in fair value attributable to changes in the designated benchmark interest rate, the Bank employs a valuation model that uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques.

        The valuation adjustments for the Bank's hedged items in which the designated risk is the risk of changes in fair value attributable to changes in the benchmark LIBOR interest rate are calculated using the same model that is used to calculate the fair values of the associated hedging derivatives.

        In an effort to achieve consistency among all of the FHLBanks, the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair-value methodology for private-label MBS that all FHLBanks could adopt. In this regard, the Bank changed the methodology used to estimate the fair value of private-label MBS during the quarter ended September 30, 2009. Under the methodology approved by the MBS Pricing Governance Committee, the Bank requests prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for private-label MBS held in common with other FHLBanks are reviewed for consistency among the FHLBanks holding such securities. In adopting this common methodology, each FHLBank remains responsible for the selection and application of its fair-value methodology and the reasonableness of assumptions and inputs used. Prior to the quarter ended September 30, 2009, the Bank had used a single third-party vendor for pricing of private-label MBS. This change in pricing methodology did not have a significant impact on the Bank's estimated fair values of its MBS.

        Certain held-to-maturity private-label MBS carried at amortized cost that have been written down to fair value as of December 31, 2009, due to impairment are classified as non-recurring. The fair value of these Level 3 non-recurring financial assets totaled $254.6 million at December 31, 2009.

Deferred Premium/Discount Associated with Prepayable Mortgage-backed Securities

        When the Bank purchases MBS, it often pays an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. Accounting guidance permits the Bank to amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset's estimated life.

        The Bank typically pays more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the mortgages as a reduction in their book yields (that is, interest income). Similarly, if the Bank pays less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.

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

        If the Bank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis reduced by the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is amortized or accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

        Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. Regardless of whether such an increase is significant, the Bank may choose to update the accretable yield each quarter. The new accretable yield is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

        Prepayment behavior can also be affected by factors not contingent on interest rates. In February 2010, Fannie Mae and Freddie Mac announced their respective intentions to purchase seriously delinquent loans, defined by the GSEs as loans 120 or more days delinquent, from the collateral pools supporting MBS they have issued. While the details surrounding the program are currently uncertain, such prepayments could necessitate acceleration of premium amortization and/or discount accretion associated with the Bank's MBS holdings.

        The effect on net income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2009, 2008, and 2007, was a net increase (reduction of) income of $15.8 million, ($8.4 million), and ($1.3 million), respectively.

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

        At December 31, 2009, and December 31, 2008, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.

        Mortgage Loans.    The Bank purchases both conventional mortgage loans and government-guaranteed or -insured mortgage loans under the MPF program. Management has determined that no allowance for losses is necessary for government-guaranteed or—insured loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by SMI purchased by the member. The CE amount is the PFI's potential loss in the second-loss position after the first loss account is exhausted. The Bank incurs all losses in excess of the CE amount.

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

        As of December 31, 2009 and 2008, the allowance for loan losses on the conventional mortgage-loan portfolio was $2.1 million and $350,000, respectively. The allowance reflects the Bank's estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2009 and 2008.

Other-Than-Temporary Impairment of Investment Securities

        The Bank evaluates held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. This evaluation requires management judgment and a consideration of many factors, including but not limited to the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, an analysis of projected cash flows as further described below, and external credit ratings. Although external rating agency action or a change in a security's external rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.

        For debt securities we assess whether (a) we have the intent to sell the debt security, or (b) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized. Further, if the present value of cash flows expected to be collected (discounted at the security's effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered.

        These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, the Bank's management evaluates other factors that may be indicative of other-than-temporary impairment. Depending on the type of security, these include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations, and the security's performance. If either the Bank's initial analysis identifies securities at risk of other-than-temporary impairment or the security is a private-label MBS, the Bank performs additional testing of these investments.

        At-risk securities and all private-label residential MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions that are typically based on the structure of the security and certain economic assumptions, such as geographic housing prices, delinquency and default rates, loss severity on the collateral supporting the Bank's security, based on underlying loan-level borrower and loan characteristics, and prepayment speeds while factoring in the underlying collateral and credit enhancement. The projected cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security.

        The Bank has completed its other-than-temporary impairment analysis for its private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by the FHLBanks' OTTI Governance Committee for its cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The FHLBanks' OTTI Governance Committee was formed by the FHLBanks to effect consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the Finance Agency. Each of the FHLBanks' OTTI Governance Committee and the related Finance Agency guidance is described in greater detail under—Recent Legislative and Regulatory Developments later in this Item. The modeling assumptions, inputs, and methodologies are material to the determination of other-than-temporary impairment. Accordingly, management has reviewed the assumptions approved by the FHLBanks' OTTI Governance Committee and determined that they are reasonable. However, any changes to the assumptions, inputs, or methodologies for the other-than-temporary impairment analyses as described in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.

        Also in accordance with related Finance Agency guidance, the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for certain of its residential private-label MBS, as described in Item 8—Financial Statements and Supplementary Data—Notes to the Financial Statements—Note 7—Held-to-Maturity Securities. The Bank has tested the results of the FHLBank of San Francisco and the FHLBank of Chicago's cash-flow modeling based on the Bank's internal modeling and determined that these results are reasonable. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank's MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. These analyses are based on the expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect the Bank's investment. Model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral in conjunction with credit enhancements to fully return all contractual cash flows. For securities that have credit insurance from third parties, the Bank performs a qualitative assessment as to the ability of the respective insurer to cover any projected shortfall of principal or interest for the security as further discussed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Investments.

        Significant inputs to the analyses of these securities include projected prepayment rates, default rates, and loss severities. Since December 31, 2008, the Bank has used increasingly stressful assumptions that reduce its projections of prepayment rates and increase its projections of default rates and loss severities for the loans underlying these securities. Despite some signs of economic recovery, the Bank has again increased the severity of its assumptions for the assessment for the quarter ended December 31, 2009 based on trends impacting the underlying loans; such trends including continued elevated unemployment rates, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

        Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. Beginning with the cash-flow analysis for the fourth quarter of 2009 the burn-out period for each monoline insurer was incorporated in the third-party cash-flow model, as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit impaired.

        In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected, discounted at the security's effective yield, and the amortized cost basis) exists, but the Bank does not intend to sell the debt security and it is not likely that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. If the Bank's cash-flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. If the Bank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis reduced by the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is amortized or accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

        During the quarter ended December 31, 2009, in conjunction with the other FHLBanks, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable-rate private-label MBS. Specifically, the Bank employed a technique that allows it to update the effective interest rate used in its present value calculation to be consistent with the interest rates used to generate cash flow projections, which isolates subsequent movements in the underlying interest-rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment, and continued to use that effective interest rate in subsequent periods for calculating the present value of cash flows expected to be collected, even though the underlying interest-rate indices changed over time.

        The Bank recorded an other-than-temporary impairment credit loss of $444.1 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for its variable-rate and hybrid private-label MBS. If the Bank had continued to use its previous estimation technique, the other-than-temporary impairment credit losses would have been $464.4 million for the year ended December 31, 2009.

        See Item 8—Financial Statements and Supplementary Data—Notes to the Financial Statements—Note 7—Held-to-Maturity Securities and Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for additional information related to management's other-than-temporary impairment analysis for the current period.

        In addition to evaluating the risk-based selection of its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the FHLBanks' OTTI Governance Committee. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the base-case scenario, the housing price forecast assumed current-to-trough home price declines ranging from zero percent to 15 percent over the next nine to 15 months per the respective states CBSAs, which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) Thereafter, home prices are projected to increase zero percent in the first six months after the trough, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to worsen from the base-case scenario by an incremental five percent, resulting in a current-to-trough price decline range of five percent to 20 percent over the next nine to 15 months. Thereafter, home prices were projected to increase 0.0 percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year.

        The following table represents the impact to credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of December 31, 2009 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis—Adverse HPI Scenario
For the Quarter Ended December 31, 2009	Number of Securities	Par Value	Credit- Related OTTI in Net Income	Number of Securities	Par Value	Credit- Related OTTI
Prime	4	$73,475	$(573)	4	$73,475	$(2,727)
Alt-A	90	2,301,613	(71,867)	104	2,487,757	(180,940)
Subprime	—	—	—	1	241	(11)

Total private-label MBS	94	$2,375,088	$(72,440)	109	$2,561,473	$(183,678)

RECENT ACCOUNTING DEVELOPMENTS

        See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 2—Recently Issued Accounting Standards for a discussion on the Bank's recent accounting developments.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Guidance for Determining Other-Than-Temporary Impairment

        On April 28, 2009, and May 7, 2009, the Finance Agency issued guidance to the FHLBanks on the process for determining other-than-temporary impairment with respect to each FHLBank's holdings of private-label MBS and the Bank's adoption of authoritative FASB guidance for determining other-than-temporary impairment in the first quarter of 2009. The Finance Agency guidance provides certain guidelines to the FHLBanks for determining other-than-temporary impairment with the objective of promoting consistency in the determination of other-than-temporary impairment for private-label MBS among the FHLBanks. In general terms, these guidelines provide that each FHLBank:

  •
  will identify the private-label MBS in its portfolio that should be subject to a cash-flow analysis consistent with GAAP and other applicable regulatory guidance;

  •
  will use the same key modeling assumptions, inputs, and methodologies as the other FHLBanks for generating the cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS;

  •
  will consult with other FHLBank that holds any common private-label MBS with it to ensure consistent results regarding the recognition of other-than-temporary impairment, including the determination of fair value and the credit-loss component, for each such security;

  •
  is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields; and

  •
  may engage another FHLBank to perform the cash-flow projections underlying its other-than-temporary impairment determination.

        Beginning with the second quarter of 2009, consistent with the objective of the Finance Agency guidance, the FHLBanks formed an FHLBanks' OTTI Governance Committee which has the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The FHLBanks' OTTI Governance Committee provides a formal process by which each FHLBank can provide feedback on and approve the key modeling assumptions, inputs, and methodologies. The FHLBanks' OTTI Governance Committee also has established control procedures whereby the FHLBanks that are performing cash-flow projections select a sample group of private-label MBS and perform cash-flow projections on all such test MBS to ensure consistent results. In addition to those controls, the FHLBanks' OTTI Governance Committee has adopted additional processes intended to further the objective of promoting FHLBank consistency in these assessments. These additional processes include that each FHLBank now:

  •
  subjects its entire residential private-label MBS portfolio to the cash-flow analysis for determining other-than-temporary impairment;

  •
  uses consistent assumptions regarding the impact of any third-party-provided bond insurance, referred to as monoline insurance, on the cash-flow projections of a private-label MBS;

  •
  uses the same methodology as each other FHLBank to determine whether a private-label MBS is other-than-temporarily impaired and the size of the credit loss to be recognized; and

  •
  uses the same methodology as each other FHLBank for estimating the fair value of its private-label MBS.

        For the year ended December 31, 2009, the Bank has completed its other-than-temporary impairment analysis in accordance with the Finance Agency guidance using the key modeling assumptions, inputs, and methodologies approved by the FHLBanks' OTTI Governance Committee. The Bank has contracted with the FHLBank of San Francisco to perform cash-flow projections for its residential private-label MBS other than subprime private-label MBS and has contracted with the FHLBank of Chicago to perform cash-flow projections for its subprime private-label MBS. In the event that neither the FHLBank of San Francisco or the FHLBank of Chicago has the ability to model a particular MBS owned by the Bank due to a lack of detailed loan-level data for a security, the Bank has sourced the loan-level data required by the third-party models used by the FHLBanks of San Francisco and Chicago and has projected the expected cash-flows for that security based on the same models and input assumptions adopted by the OTTI Governance Committee and used by the FHLBanks of San Francisco and Chicago in their determination of projected cash flows on private-label MBS. These assumptions are based on factors including but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. The Bank forms these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data. For additional information regarding the Bank's other-than-temporary impairment analysis of its private-label MBS portfolio, including detail on the key modeling assumptions, inputs, and methodologies, see both Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 7—Held-to-Maturity Securities.

Final Regulation on FHLBank Capital Classification and Critical Capital Levels

        On August 4, 2009, the Finance Agency issued a final rule on capital classifications and critical capital levels for the FHLBanks (the Capital Rule) that became effective the same day. The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Director of the Finance Agency within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification. The following describes each capital classification and its related corrective action requirements, if any.

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

  •
  Significantly undercapitalized.  An FHLBank is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (2) an undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. An FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the Finance Agency.

  •
  Critically undercapitalized.  An FHLBank is critically undercapitalized if either (1) the amount of total capital held by the FHLBank is less than two percent of the Bank's total assets or (2) a significantly undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. The Director of the Finance Agency may place an FHLBank in conservatorship or receivership. An FHLBank will be placed in mandatory receivership if (1) the assets of an FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not, been paying its debts on a regular basis. Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

        Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the Finance Agency unless an extension is granted and is subject to the Director of the Finance Agency review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

        The Director of the Finance Agency has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director of the Finance Agency determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the FHLBank's compliance with its risk-based and minimum capital requirements. Further, the Capital Rule provides the Director of the Finance Agency discretion to reclassify an FHLBank's capital classification if the Director of the Finance Agency determines that:

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

Proposed Regulation on Temporary Increases in Minimum Capital Levels

        On February 8, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 9, 2010, that, if adopted as proposed, would set forth certain standards and procedures that the Director of the Finance Agency would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBanks, Fannie Mae, and Freddie Mac. To the extent that the final rule results in an increase in the Bank's capital requirements, the Bank's ability to pay dividends and repurchase or redeem capital stock may be adversely impacted. The Bank cannot predict when a final regulation will be issued.

Final and Proposed Regulations on FHLBank Board of Director Elections and Director Eligibility

        This subsection sets forth the final and proposed regulations issued by the Finance Agency during the period covered by this report on FHLBank director elections and director eligibility, each of which impacts, or if adopted would impact, the Bank's corporate governance. The Bank's corporate governance is described in Item 10—Directors, Executive Officers, and Corporate Governance.

Final Regulation on FHLBank Board of Director Elections and Director Eligibility

        On October 7, 2009, the Finance Agency issued a final regulation on FHLBank director elections and director eligibility, which became effective on November 6, 2009. The final regulation generally continues the prior rules governing elected director nominations, balloting, voting, and reporting of results but makes certain changes as well. Such changes include:

  •
  adds the requirement that each independent director nominee receive at least 20 percent of the votes eligible to be cast in the election, unless the FHLBank's board of directors nominates more persons than there are independent directorships to be filled in the election;

  •
  provides that the Director of the Finance Agency will annually determine the size of the board for each FHLBank, with the designation of member directorships based on the number of shares of FHLBank stock required to be held by members in each state using the method of equal proportions;

  •
  requires each FHLBank's board of directors to determine annually how many of its independent directors are to be designated public interest directors, subject to a minimum of at least two public interest directors;

  •
  provides that when an FHLBank's board of directors fills a vacancy on the board, the institution at which the candidate serves as an officer or director must be a member of that FHLBank at the time the individual is elected by the board;

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

Proposed Regulation on FHLBank Board of Director Elections and Director Eligibility

        On December 1, 2009, the Finance Agency issued a proposed regulation with a comment deadline of December 31, 2009, regarding the process by which successor directors are selected after an FHLBank directorship is re-designated to a new state prior to the end of its term as a result of the annual designation of FHLBank directorships. The current regulations deem the re-designation to create a vacancy on the board, which is filled by the remaining directors. The proposed amendment would deem the re-designation to cause the original directorship to terminate and a new directorship to be created, which would then be filled by an election of the members. Accordingly, the proposed regulation would impact the Bank's corporate governance. The Bank cannot predict when a final regulation will be issued.

Final Regulation on FHLBank Membership for Community Development Financial Institutions (CDFIs)

        On January 5, 2010, the Finance Agency issued a final regulation establishing the eligibility and procedural requirements allowing certain newly eligible CDFIs to become FHLBank members, which became effective on February 4, 2010. CDFIs are private institutions that provide financial services dedicated to economic development and community revitalization in underserved markets. The newly eligible CDFIs include community development loan funds, venture capital funds, and state-chartered credit unions without federal deposit insurance. The Bank is unable to predict how many of the newly eligible CDFIs are interested in becoming a member of the Bank and so is unable to predict the impact of the final regulation on it.

Final Regulation on the Reporting of Fraudulent Financial Instruments and Loans

        On January 27, 2010, the Finance Agency issued a final regulation, which became effective on February 26, 2010, requiring Fannie Mae, Freddie Mac, and the FHLBanks to report to the Finance Agency any such entity's purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. The Bank is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the Bank's programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for the Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has promulgated additional guidance with respect to specific requirements of the regulation.

Proposed Regulation Regarding Restructuring the Office of Finance

        On August 4, 2009, the Finance Agency issued a proposed regulation regarding the restructuring of the board of directors of the Office of Finance with a comment deadline of November 4, 2009. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by regulations of the Finance Agency. The proposed regulation would reconstitute the

Office of Finance's board of directors by comprising it with the 12 FHLBank presidents and three to five independent directors that satisfy certain qualifications. Additionally, the Office of Finance's audit committee would be charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks, which the Finance Agency has stated is intended to enhance the value of the combined financial reports of the FHLBanks. The Bank is unable to predict when a final regulation may be promulgated and what impact any final regulation may have on the Bank.

Proposed Regulation on Minority and Women Inclusion

        On January 11, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 26, 2010 that would require each FHLBank and the Office of Finance to:

  •
  establish and maintain an office of minority and women inclusion or designate an office to perform the responsibilities of the new regulation;

  •
  provide the new office or designated office with sufficient human, technological, and financial resources to comply with the rule;

  •
  publish annually a statement endorsed by the chief executive officer and approved by the board of directors confirming its commitment to the principles of equal opportunity in employment and in contracting regardless of race, color, national origin, sex, religion, age, disability status, or genetic information;

  •
  establish and maintain certain policies and procedures to ensure, to the maximum extent possible, the inclusion and utilization of minorities, women, and individuals with disabilities in all business and activities at all levels based on certain minimum requirements that would impact internal complaints of discrimination, external contracting, accommodations for individuals, and nominating or soliciting nominees for directorships;

  •
  establish certain outreach programs in contracting, including the requirement that diversity is considered in contracting; and

  •
  adhere to certain periodic reporting requirements pertaining to the rule.

        The Bank cannot predict when a final regulation will be issued.

Final and Proposed Regulations and Guidance on Compensation

        This sub-section sets forth the final and proposed regulations and guidance regarding compensation at the FHLBanks that the Finance Agency has issued during the period covered by this report.

Proposed Regulation on Executive Compensation

        On June 5, 2009, the Finance Agency issued a proposed regulation with a comment deadline of August 4, 2009, regarding executive compensation for Fannie Mae, Freddie Mac, and the FHLBanks. If implemented as proposed, each FHLBank will be required to submit proposed compensation actions to the Finance Agency for prior review for certain executive positions. The Director of the Finance Agency will be required to prohibit FHLBanks from providing compensation that is not reasonable and comparable for the position based upon a review of relevant factors. The Bank cannot predict when a final regulation will be issued.

Regulation Regarding Golden Parachute Payments

        On January 29, 2009, the Finance Agency issued a final regulation regarding golden parachute payments effective on that same day. The regulation includes a list of factors the Director of the

Finance Agency must consider in determining whether to prohibit or limit golden parachute payments. Such factors primarily relate to the relative culpability of the proposed recipient of the payment in such FHLBank's becoming insolvent, entering into conservatorship or receivership, or being in a troubled condition. The Bank cannot predict what impact this regulation will have on it.

Proposed Regulation Regarding Golden Parachute and Indemnification Payments

        On June 29, 2009, the Finance Agency promulgated a proposed regulation with comment deadline of July 29, 2009, setting forth the standards that the Finance Agency shall take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary effects of this proposed regulation are to better conform existing Finance Agency regulations on golden parachutes with FDIC rules and to further refine limitations on golden parachute payments to further limit such payments made by Fannie Mae, Freddie Mac, or an FHLBank that is assigned certain less than satisfactory composite Finance Agency examination ratings. It is unclear what impact this proposed regulation may have on the Bank. The Bank cannot predict when a final regulation will be issued.

Finance Agency Advisory Bulletin on Executive Compensation Principles

        On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that:

  •
  executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

  •
  executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock;

  •
  a significant percentage of executive incentive-based compensation should be tied to the FHLBank's longer-term condition and performance and outcome-indicators; a significant percentage of executive incentive-based compensation that is linked to the FHLBank's financial performance should be deferred and made contingent upon performance over several years; and

  •
  the board of directors should promote accountability and transparency in the process of setting compensation.

        The Bank has updated its compensation policies accordingly.

Proposed Regulation on FHLBank Director Compensation

        On October 23, 2009, the Finance Agency issued a proposed regulation on FHLBank directors' compensation and expenses with a comment deadline of December 7, 2009. The proposed regulation would subject director compensation to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or the payment of expense that the Director of the Finance Agency determines are not reasonable. The Bank is unable to determine what impact any final regulation may have on the Bank. The Bank cannot predict when a final regulation will be issued.

Proposed Regulation on Community Development Loans by CFIs and Secured Lending by FHLBanks to Members and Their Affiliates

        On February 23, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 26, 2010 that includes two provisions that would:

  (1)
  permit CFIs to secure advances from FHLBanks with community development loans; and

  (2)
  deem all secured extensions of credit by an FHLBank to a member of any FHLBank to be an advance subject to applicable Finance Agency regulations on advances.

        The Bank is unable to predict the potential impact of the first provision may have on it if adopted, however, the second provision may effectively limit the parties with whom the Bank may enter into repurchase agreements to Bank members, since such agreements would be subject to applicable Finance Agency regulations, including capitalization requirements, and non-members may not purchase Bank stock. At December 31, 2009, the Bank was party to $1.3 billion in outstanding repurchase agreements, elsewhere denoted herein as "securities purchased under agreements to resell". Additionally, the second provision may also limit the ability of the Bank to engage in derivatives transactions (which require the posting of collateral) with entities that are affiliates of any member of any FHLBank, which could result in a substantial reduction in the number of derivatives counterparties available to the Bank. The Bank cannot predict when a final regulation will be issued.

Fannie Mae and Freddie Mac Delinquent Loan Purchase Program

        On February 10, 2010, Fannie Mae and Freddie Mac announced that they intend to repurchase seriously delinquent loans, defined as loans 120 days or more delinquent, out of collateral pools backing the MBS they have issued at par value. While details of the repurchase programs are not fully known, the repurchase of seriously delinquent loans by Fannie Mae and Freddie Mac would result in significant levels of principal received by investors in a short period of time resulting in an increase in market liquidity. This may, in turn, serve to limit the Bank's opportunities to reinvest these prepayments profitably as other investors would be seeking to re-deploy these prepayments simultaneously, elevating purchase prices and reducing effective yields on the new investments.

        Additionally, if these GSEs access the capital markets to fund these prepayments, the Bank's own funding costs may be adversely impacted. The funding costs for these GSEs and the FHLBanks traditionally track each other closely. Therefore, any material increase in these GSEs accessing the capital markets from these prepayment programs could result in higher funding costs realized by these GSEs and the FHLBanks as well.

Federal Reserve Board GSE Debt Purchase Initiative

        On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. On November 4, 2009, the Federal Reserve Board announced that it will cease purchasing such debt when the aggregated purchases reach $175 billion. The program is expected to expire no later than the end of the first quarter of 2010. Through March 1, 2010, the Federal Reserve Bank of New York has purchased approximately $169 billion in such term debt, of which approximately $37 billion was FHLBank term debt. These purchases have had a positive effect on the Bank's funding costs and the cessation of these purchases may adversely impact the Bank's funding costs, however, the Bank's funding costs are impacted by a variety of factors, including FHLBank demand for funds and investor preferences that vary from time to time. Accordingly, the Bank cannot predict what impact the cessation of these purchases will have on it.

Federal Reserve Board Amendment to Regulation D Concerning Interest on Excess Balances

        On May 29, 2009, the Federal Reserve Board published a final rule amending its Regulation D, effective July 2, 2009. The new rule amends the interim final rule published by the Federal Reserve Board on October 9, 2008, which deemed any excess balance held by a pass-through correspondent in the correspondent's account, when the correspondent was not itself an eligible institution, to be held on behalf of the pass-through correspondent's respondents. Further, the interim final rule permitted, but did not require, pass-through correspondents to pass back to their respondents the interest paid on balances held on behalf of respondents. Accordingly, the Bank had been earning interest at the targeted federal funds rate on all excess balances deposited with the Federal Reserve Bank of Boston. Under the new final rule, any excess balance in the account of a correspondent that is not an eligible institution will be attributable to the correspondent, and no earnings will be paid on the excess balance in that account. As a result, since July 2, 2009, the Bank has reduced its excess interest-bearing balances held at the Federal Reserve Bank of Boston, which had averaged $8.5 billion during the first six months of 2009, to zero. The Bank has since invested its excess balances in alternative investments providing a lower effective yield, which the Bank estimates to have resulted in a reduction to investment income before assessments of approximately $10.0 million during the second half of 2009.

Federal Reserve Board Program to Purchase MBS Issued by Housing GSEs

        On November 25, 2008, the Federal Reserve Board announced a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac, and the Government National Mortgage Association to reduce the cost and increase the availability of credit for the purchase of houses. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $750 billion of such MBS. On March 16, 2010, the Federal Reserve Board announced that it expected to complete these purchases and end the program by the end of March 2010. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, has resulted in low agency mortgage pricing by Fannie Mae and Freddie Mac. MPF price execution, which is a function of the FHLBank debt issuance costs, has been less competitive and resulted in weakened member demand for MPF products throughout 2009 and into 2010.

Federal Reserve Board Proposal to Create a Term Deposit Program.

        On December 28, 2009, the Federal Reserve Board announced a proposal to offer a term deposit program for certain eligible Federal Reserve Board member institutions. The FHLBanks are not eligible to participate in this program. The program would enable such eligible institutions to: (1) deposit funds with the Federal Reserve Board outside of the Federal Reserve program; (2) earn interest on the funds; and (3) pledge such deposits as collateral for loans from the Federal Reserve Board.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation

        On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the Federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank's mortgage asset portfolio, the mortgage loan collateral pledged by members to secure their advances from the Bank or the value of the Bank's MBS. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank's MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes (referred to as cramdown legislation) has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today's market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security.

Wall Street Reform and Consumer Protection Act

        On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if passed by the U.S. Senate and signed into law by the President, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry. Depending on whether the Reform Act, or similar legislation, is signed into law and on the final content of any such legislation, the Bank's business operations, funding costs, rights, obligations, and/or the manner in which the Bank carries out its housing-finance mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could materially impact the Bank's ability to hedge its interest-rate risk exposure from advances, achieve the Bank's risk-management objectives, and act as an intermediary between its members and counterparties. However, the Bank cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be and so cannot predict what impact the Reform Act or similar legislation may have on the Bank.

FDIC Regulation on Deposit Insurance Assessments

        On February 27, 2009, the FDIC issued a final regulation on increases in deposit insurance premium assessments to restore the Deposit Insurance Fund. The final regulation is effective April 1, 2009. The assessments adopted by the FDIC are higher for institutions that use secured liabilities in excess of 25 percent of deposits. Secured liabilities are defined to include FHLBank advances. The rule may tend to decrease demand for advances from Bank members affected by the rule due to the increase in the effective all-in cost from the increased premium assessments.

FDIC Temporary Liquidity Guarantee Program (TLGP) and Other FDIC Actions

        On August 26, 2009, the FDIC approved the extension of its guarantee for noninterest bearing transaction accounts through June 30, 2010 for those participating institutions that do not opt-out of the program. On February 10, 2009, the FDIC extended the guarantee of eligible debt under the TLGP from June 30, 2009 to October 31, 2009, in exchange for an additional premium for the guarantee. On May 19, 2009, Congress passed legislation continuing the FDIC-insured deposit limit of $250,000 through 2013.

Proposed TARP Funding Program

        The President has proposed a program to be funded with $30.0 billion of TARP proceeds that would permit financial institutions with fewer than $10.0 billion in assets to borrow money at a low interest rate from the U.S. Treasury. If the program is adopted, the program could adversely impact demand for advances from the Bank due to this alternative, low-cost avenue for funding that would be available to those of the Bank's members that would qualify. The Bank cannot predict when any such program will be finalized.

Other Financial Regulatory Reform

        In January 2010, the U.S. Treasury and President Obama, announced two proposals impacting financial institutions, including banking institutions. The first proposal is the imposition of a 15 basis point financial responsibility fee that financial firms with assets of greater than $50.0 billion would pay on their covered liabilities. In the event that covered liabilities are defined to include FHLBank advances to members the fee could impact member borrowing by affected firms. The second proposal would require the largest financial firms to separate their investment banking and proprietary trading from their commercial banking activities. Previously, on June 17, 2009, President Obama issued a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the U.S. Treasury and the Department of Housing and Urban Development to analyze and make recommendations regarding the future of the FHLBanks, along with Fannie Mae and Freddie Mac, although the Secretary of the U.S. Treasury announced on February 24, 2010 that this analysis is unlikely to be completed until 2011. Recent reports in 2010 indicate that GSE reform, including the FHLBanks may be part of larger comprehensive legislation regarding the nation's housing finance system. The Bank is unable to predict what versions of such legislation will ultimately be passed and therefore is unable to predict the impact of such legislation on the Bank or its members' activity with the Bank.

U.S. Treasury's Financial Stability Plan

        On March 23, 2009, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On July 8, 2009, the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more NRSROs. On September 30, 2009, the U.S. Treasury announced the initial closings of two Public Private Investment Funds (PPIFs) established under PPIP to purchase legacy securities. The PPIP's activities in purchasing such residential MBS could impact the values of residential MBS. On September 18, 2009, the U.S. Treasury ended its temporary program to sustain money market funds at stable net asset values. Since its selection of the initial PPIP fund managers in 2009, as of December 31, 2009 the PPIP funds have drawn-down approximately $4.3 billion of total capital which has been invested in eligible assets and cash equivalents pending investment. The total market value of non-agency residential MBS and commercial MBS held by all PPIFs was approximately $3.4 billion. In addition, in 2010 the FDIC entered the market with guaranteed structured notes backed by commercial MBS, residential MBS and other asset-backed securities that the banking regulator has acquired from various failed depository institutions.

RECENT REGULATORY ACTIONS AND CREDIT RATING AGENCY ACTIONS

        On April 28, 2009, the Bank was ordered by the Director of the Finance Agency to limit the payment of salary-based severance to Michael A. Jessee, former president and chief executive officer of the Bank, to 12 months of such payments rather than the awarded 18 months following the date of his retirement. In accordance with that order, the Bank and Mr. Jessee entered into an amendment to the agreement that awarded such payments to limit such payments to 12 months following the date of his retirement. Mr. Jessee retired from the Bank effective April 30, 2009.

        All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor.

The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $930.6 billion at December 31, 2009, and $1.3 trillion at December 31, 2008.

        Some of the other FHLBanks have been the subject of regulatory actions pursuant to which their boards of directors and/or management have entered into formal written agreements with the Division of Bank Regulation of the Finance Agency to, among other things, maintain higher levels of capital. While such agreements generally are publicly announced by the Finance Agency, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks. In addition, the Bank or any other FHLBank may be the subject of regulatory actions in the future.

        The following table provides credit ratings of each of the FHLBanks as of February 28, 2010, from S&P and Moody's.

Federal Home Loan Banks
Long-Term and Short-Term Credit Ratings
As of February 28, 2010

	S&P		Moody's
	Long-Term/ Short-Term Rating	Outlook	Long-Term/ Short-Term Rating	Outlook
FHLBank of Atlanta	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Boston	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Chicago	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Cincinnati	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Dallas	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Des Moines	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Indianapolis	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of New York	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Pittsburgh	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of San Francisco	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Seattle	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Topeka	AAA/A-1+	Stable	Aaa/P-1	Stable

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

  •
  Market risk is the risk to earnings or market value of equity (MVE) due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is overseen by the Asset-Liability Committee through ongoing review of value at risk (VaR) and the economic value of capital. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility.

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

  •
  Operational risk is the risk of loss resulting from inadequate or failed internal processes and systems, human error, or from internal or external events, inclusive of exposure to potential litigation resulting from inappropriate conduct of Bank personnel. The Bank's enterprise risk-management department provides primary oversight of operational risk. The Operational Risk Committee primarily oversees operational risk.

  •
  Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect the Bank's ability to establish new business relationships or to maintain existing business relationships. The Management Committee oversees reputation risk.

        The board of directors determines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank's risk-management policy. The board of directors also evaluates and approves risk tolerances and risk limits. The board of directors' Risk Committee provides additional oversight for market risk and credit risk. The board of director's Audit Committee provides additional oversight for operational risk. The board of directors also reviews the result of an annual risk assessment conducted by management for its major business processes.

        Management establishes a quantifiable connection between the Bank's desired risk profile and the Bank's risk tolerances and risk limits as expressed in the Bank's risk-management policy. Management is responsible for maintaining internal policies consistent with the risk-management policy. The Bank's chief risk officer is responsible for communicating changes to these internal policies to the board of director's Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors.

        Management further delineates the Bank's desired risk profile for specific business activities and provides risk oversight through the following committees:

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

  •
  Operational Risk Committee reviews and assesses the Bank's exposure to operational risks and determines tolerances for potential operational threats that may arise from new products and services, staff turnover, and new regulations affecting products and operations. The committee may also discuss operational exceptions and assess appropriate control actions to mitigate reoccurrence and improve future detection.

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

  •
  Disclosure Committee oversees all financial disclosures made by the Bank to its membership, regulatory agencies, and the general public and helps to ensure that disclosures made by the Bank comply with applicable laws and regulations.

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

        Throughout 2008 and continuing into 2009, the overall performance and financial condition of the Bank's membership weakened as the broader economy deteriorated, leading to increases in delinquent and nonperforming loans, significant loan loss provisions, losses in investment securities portfolios, and the impact of increased deposit insurance premiums. The Bank's membership reported an aggregate loss of $117.4 million for the nine-month period ended September 30, 2009. This followed an aggregate net loss of $1.3 billion for 2008. Average nonperforming assets for depository institution members increased from 0.91 percent of total assets as of December 31, 2008, to 1.50 percent of assets as of September 30, 2009. The average ratio of tangible capital to assets among the membership increased from 8.09 percent as of December 31, 2008, to 10.08 percent as of September 30, 2009. Through the 26-month period ending February 28, 2010, there were no failures or defaults among the Bank's membership. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member's obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

        Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories as shown below: blanket-collateral status, listing-collateral status, or delivery-collateral status.

  •
  The Bank assigns members that it has determined are in good financial condition to blanket-lien status.

  •
  Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to listing-collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to listing-collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member's assets. This limit may be waived by the president of the Bank after considering factors such as the member's credit rating, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of assets are placed in listing-collateral status.

  •
  The Bank assigns members that it has determined are financially weak to delivery-collateral status. The Bank also assigns all insurance company members that have an NRSRO long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, and all housing associates to delivery-collateral status.

        The assignment of a member to a collateral-status category reflects the Bank's increasing level of control over the collateral pledged by the member as a member's financial condition deteriorates. When the Bank classifies a member as being in blanket-lien status, the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in blanket-lien status must specifically list with the Bank all mortgage-loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage-loan collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank, the Bank's approved safekeeping agent, with which the Bank has an exclusive control agreement, or held by a member's securities corporation in a custodial account at the Bank. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank's approved safekeeping agent with which the Bank has an exclusive control agreement.

        The Bank's agreements with its borrowers require each borrowing entity to pledge sufficient eligible collateral to the Bank to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit- enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the FHLBank Act. In accordance with the FHLBank Act, the Bank accepts the following assets as collateral:

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

        Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $487.0 million at December 31, 2009.

        Advances outstanding to borrowers in blanket-lien status at December 31, 2009, totaled $31.9 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $58.9 billion as of December 31, 2009. Of this total, $6.3 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $2.2 billion of securities are held by borrowers' securities corporations, and $17.5 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

        The following table shows the asset quality of the one-to-four family mortgage loan portfolios held on the balance sheets of the Bank's borrower institutions. One- to four-family mortgage loans constitute the largest asset type pledged as collateral to the Bank. Note that these figures include all one- to four-family mortgage loans on borrowers' balance sheets. The figures in this table include some loans that are not pledged as collateral to the Bank. Qualified collateral does not include loans that have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

 2009 Quarterly Borrower Asset Quality
(dollars in thousands)

	2009—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets	$646,916,851	$635,716,494	$641,769,779

Total 1-4 family mortgage loans	$124,354,004	$119,416,778	$113,216,853

1-4 family mortgage loans as a percent of borrower assets	19.22%	18.78%	17.64%

1-4 family mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	1.26%	1.16%	1.28%

1-4 family mortgage loans delinquent 90 days as a percentage of 1-4 family mortgage loans	1.37%	1.93%	2.01%

REO as a percentage of 1-4 family mortgage loans	0.14%	0.15%	0.18%

(1)
September information is the most recent data available for inclusion in this table.

        The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at December 31, 2009, along with their corresponding collateral balances.

Advances Outstanding by Borrower
Collateral Status
As of December 31, 2009
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral	Ratio of Collateral to Advances
Listing-collateral status	28	$4,149,284	$13,432,196	323.7%
Delivery-collateral status	29	827,190	1,427,870	172.6

Total par value	57	$4,976,474	$14,860,066	298.6%

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

 Collateral by Pledge Type
As of December 31, 2009
(dollars in thousands)

Amount of Collateral
Collateral pledged under blanket lien	$49,241,295
Collateral specifically listed and identified	10,536,242
Collateral delivered to the Bank	17,962,301

        Based upon the collateral held as security on advances, the Bank's experience with advance repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

        Credit Risk—Investments.    The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At December 31, 2009, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $11.4 billion to 26 counterparties and issuers, of which $2.6 billion was for certificates of deposit, $5.7 billion was for federal funds sold, and $3.1 billion was for debentures. As of December 31, 2009, there were no counterparties or issuers that individually accounted for at least 10 percent or more of the Bank's total unsecured credit exposure of $11.4 billion.

        The Bank also is invested in and is subject to secured credit risk related to MBS, ABS, and state and local housing-finance-agency obligations (HFA) that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank's total capital, and must be rated the highest long-term debt rating at the time of purchase. The only exception to the 300 percent limitation would be if the Bank were to takes advantage of a temporary increase in MBS investment authority granted to the FHLBanks by the Finance Board in March 2008, which it has not done. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

        Credit ratings on these investments as of December 31, 2009, are provided in the following table.

Credit Ratings of Investments at Carrying Value
As of December 31, 2009
(dollars in thousands)

	Short-Term Credit Rating	Long-Term Credit Rating(1)
						Below Triple-B
Investment Category	A-1	Triple-A	Double-A	Single-A	Triple-B		Unrated
Money-market instruments(2):
Interest-bearing deposits	$—	$81	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,240,000	1,360,000	—	—	—
Federal funds sold	—	—	3,855,000	1,821,000	—	—	—
Securities purchased under agreements to resell	750,000	—	—	500,000	—	—	—
Investment securities:
U.S. agency obligations	—	30,801	—	—	—	—	—
U.S. government corporations	—	221,502	—	—	—	—	—
Government-sponsored enterprises	—	1,771,216	—	—	—	—	—
Supranational banks	—	381,011	—	—	—	—	—
Corporate bonds	—	701,779	—	—	—	—	—
State or local housing-finance-agency obligations	—	29,386	160,668	2,683	51,410	—	2,110
GSE MBS	—	5,908,335	—	—	—	—	—
Private-label MBS	—	381,530	146,564	171,323	127,280	1,303,784	—
ABS backed by home-equity loans	—	19,612	2,905	—	—	7,484	—

Total investments	$750,000	$9,445,253	$5,405,137	$3,855,006	$178,690	$1,311,268	$2,110

(1)
Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.

(2)
The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

        The following table details the Bank's investment securities with a long-term credit rating below investment grade as of December 31, 2009 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value
As of December 31, 2009
(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade
Private-label MBS	$194,846	$265,974	$701,003	$118,490	$23,471	$1,303,784
ABS backed by home-equity loans	417	4,874	2,193	—	—	7,484

Total	$195,263	$270,848	$703,196	$118,490	$23,471	$1,311,268

        Of the Bank's $9.5 billion in par value of MBS and ABS investments at December 31, 2009, $3.6 billion in par value are private-label MBS. Of this amount, $2.9 billion in par value are securities backed primarily by Alt-A loans, while $600.4 million in par value are backed primarily by prime loans. Only $31.5 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBanks' OTTI Governance Committee in accordance with the related Finance Agency guidance. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments for additional information on the FHLBanks' OTTI Governance Committee and related Finance Agency guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank to have collateral that is Alt-A in nature, while that same collateral is held as prime by S&P. Accordingly, these bonds, too, have been modeled using the same credit assumptions applied to Alt-A collateral. Four of these bonds, with a total par value of $73.5 million as of December 31, 2009, were deemed to be other-than-temporarily impaired as of December 31, 2009. These bonds are reported as Prime in the various tables in this section. In addition, one prime collateral bond, with $2.5 million in par value as of December 31, 2009, was viewed as Alt-A under certain credit performance thresholds outlined in the FHLBank System-wide modeling assumptions provided by the FHLBanks' OTTI Governance Committee in accordance with related Finance Agency guidance. This bond was not deemed to be other-than-temporarily impaired as of December 31, 2009. It likewise is classified as Prime in the various tables in this section. The Bank does not hold any collateralized debt obligations. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates for information on the Bank's key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

        The following table stratifies the Bank's private-label MBS by credit rating.

Credit Ratings of Private-Label MBS at Amortized Cost
As of December 31, 2009
(dollars in thousands)

Collateral Type and Credit Rating	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency %(1)
ABS backed by home equity loans:
Subprime AAA	$19,612	$(5,857)	27.56%
Subprime AA	2,905	(899)	33.15
Subprime BB	417	(74)	15.47
Subprime B	4,874	(1,548)	21.45
Subprime CCC	3,169	(1,297)	32.20

Total ABS backed by home equity loans	30,977	(9,675)	27.52
Private-label residential MBS:
Prime AAA	138,259	(24,915)	8.61
Prime AA	52,653	(11,019)	8.44
Prime A	45,129	(3,311)	8.42
Prime BBB	3,786	(1,251)	12.91
Prime BB	171,628	(34,104)	14.41
Prime B	18,946	(2,899)	13.35
Prime CCC	30,847	(7,256)	21.72
Alt-A AAA	110,867	(29,036)	19.09
Alt-A AA	104,612	(36,091)	20.10
Alt-A A	127,532	(46,792)	33.10
Alt-A BBB	144,593	(60,549)	35.02
Alt-A BB	57,202	(21,431)	41.65
Alt-A B	435,832	(173,285)	45.65
Alt-A CCC	1,237,151	(483,071)	45.86
Alt-A CC	192,970	(45,992)	46.88
Alt-A D	54,601	(26,432)	47.40

Total private-label residential MBS	2,926,608	(1,007,434)	38.57
Private-label commercial MBS:
Prime AAA	132,405	(4,507)	5.56

Total private-label MBS	$3,089,990	$(1,021,616)	37.24%

(1)
Represents loans that are 60 days or more delinquent.

        The following two tables provide a summary of credit ratings downgrades that have occurred during the period from January 1, 2010, through March 15, 2010, for the Bank's private-label MBS.

Private-Label MBS Ratings Downgrades
During the Period from January 1, 2010, through March 15, 2010
(dollars in thousands)

	To BBB		To Below Investment Grade		Total
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Downgraded from AA
Private-label residential MBS	$15,828	$15,828	$—	$—	$15,828	$15,828
Downgraded from A
Private-label residential MBS	10,941	10,941	—	—	10,941	10,941
Downgraded from BBB
Private-label residential MBS	—	—	18,961	22,195	18,961	22,195

Private-Label MBS
Downgraded and/or Placed on Negative Watch
from January 1, 2010 through March 15, 2010
(dollars in thousands)

	Based on Carrying Value as of December 31, 2009
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch
Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade	$422,115	$—	$415,874
Percentage of total private-label residential MBS	21.1%	—%	20.8%
ABS backed by home equity loans:
Amount of ABS backed by home equity loans rated below investment grade	$513	$—	$—
Percentage of total ABS backed by home equity loans	1.7%	—%	—%
Total Private-label MBS
Amount of private-label MBS rated below investment grade	$422,628	$—	$415,874
Percentage of total private-label MBS	19.6%	—%	20.8%

        The following table stratifies the Bank's private-label MBS by collateral type at December 31, 2009, and December 31, 2008.

Private-Label MBS by Type of Collateral
Par Values as of December 31, 2009, and December 31, 2008
(dollars in thousands)

	December 31, 2009			December 31, 2008
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$18,693	$449,238	$467,931	$38,662	$563,229	$601,891
Alt-A	87,221	2,832,100	2,919,321	121,315	3,471,077	3,592,392

Total private-label residential MBS	105,914	3,281,338	3,387,252	159,977	4,034,306	4,194,283
Private-label commercial MBS
Prime	132,477	—	132,477	144,311	—	144,311
ABS backed by home equity loans
Prime	—	—	—	—	4,341	4,341
Subprime	16,395	15,147	31,542	16,495	18,717	35,212

Total ABS backed by home equity loans	16,395	15,147	31,542	16,495	23,058	39,553
Total par value of private-label MBS	$254,786	$3,296,485	$3,551,271	$320,783	$4,057,364	$4,378,147

        The following table provides additional information related to the Bank's MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2009, are stratified by year of issuance of the security.

Par Value of Private-Label MBS and
Home Equity Loan Investments by Year of Securitization
At December 31, 2009
(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2007	$—	$—	$—	$—	$129,718	$129,718
2006	—	—	40,070	—	24,809	64,879
2005	16,116	4,469	—	—	56,131	76,716
2004 and prior	122,218	48,187	5,059	3,786	17,368	196,618

Total residential MBS prime	138,334	52,656	45,129	3,786	228,026	467,931
Alt-A
2007	23,974	—	—	—	805,469	829,443
2006	—	—	16,382	14,473	1,213,481	1,244,336
2005	52,843	71,720	88,427	121,877	412,141	747,008
2004 and prior	34,050	32,937	23,231	8,316	—	98,534

Total residential MBS Alt-A	110,867	104,657	128,040	144,666	2,431,091	2,919,321
Total private-label residential MBS	249,201	157,313	173,169	148,452	2,659,117	3,387,252
Home equity loans
Subprime
2004 and prior	19,622	2,905	—	—	9,015	31,542
Private-label commercial MBS
Prime
2004 and prior	132,477	—	—	—	—	132,477
Total prime	270,811	52,656	45,129	3,786	228,026	600,408
Total Alt-A	110,867	104,657	128,040	144,666	2,431,091	2,919,321
Total subprime	19,622	2,905	—	—	9,015	31,542

Total private-label MBS	$401,300	$160,218	$173,169	$148,452	$2,668,132	$3,551,271

        The following table provides additional information related to the Bank's private-label MBS and ABS with a long-term credit rating below investment grade.

Par Value of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
For Securities Rated Below Investment Grade
At December 31, 2009
(dollars in thousands)

	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade
Private-label residential MBS
Prime
2007	$110,796	$18,922	$—	$—	$—	$129,718
2006	—	—	24,809	—	—	24,809
2005	47,106	—	9,025	—	—	56,131
2004 and prior	17,344	24	—	—	—	17,368

Total residential MBS prime	175,246	18,946	33,834	—	—	228,026
Alt-A
2007	11,641	116,502	526,596	150,730	—	805,469
2006	10,364	265,077	794,535	60,271	83,234	1,213,481
2005	36,822	104,174	225,805	45,340	—	412,141

Total residential MBS Alt-A	58,827	485,753	1,546,936	256,341	83,234	2,431,091
Total private-label residential MBS	234,073	504,699	1,580,770	256,341	83,234	2,659,117
ABS backed by home equity loans
Subprime
2004 and prior	417	4,874	3,724	—	—	9,015

Total private-label MBS	$234,490	$509,573	$1,584,494	$256,341	$83,234	$2,668,132

        The following table provides the Bank's private-label MBS by fair value as a percent of par value through December 31, 2009.

Fair Value as a Percent of Par Value by Year of Securitization

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Private-label residential MBS
Prime
2007	86%	85%	82%	82%	79%
2006	88	86	81	74	82
2005	66	64	58	52	54
2004 and prior	80	80	75	76	76

Total prime	80	80	75	74	74
Alt-A
2007	51	50	46	46	52
2006	48	47	43	43	47
2005	60	58	52	50	54
2004 and prior	69	67	60	58	59

Total Alt-A	53	51	47	46	51

Total private-label residential MBS	57%	55%	51%	50%	54%
ABS backed by home equity loans
Subprime
2004 and prior	68%	66%	56%	58%	72%
Private-label commercial MBS
Prime
2004 and prior	97%	96%	90%	84%	83%
Total prime	84%	83%	78%	76%	76%
Total Alt-A	53%	51%	47%	46%	51%
Total subprime	68%	66%	56%	58%	72%
Total private-label MBS	58%	57%	52%	51%	55%

        The following table shows the summary credit enhancements associated with the Bank's residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of December 31, 2009, reflect the percentage of subordinated class outstanding balances as of December 31, 2009, to the Bank's senior class holding outstanding balances as of December 31, 2009, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of December 31, 2009, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

 Private-Label Mortgage- and Asset-Backed Securities
Summary Credit Enhancements
As of December 31, 2009
(dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Weighted Average Market Price	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Minimum Current Credit Support	Weighted Average Collateral Delinquency(1)
Private-label residential MBS:
Prime
2007	$129,718	$128,757	$111,832	86.21%	10.44%	11.87%	5.36%	9.49%
2006	64,879	61,924	57,121	88.04	11.14	12.19	7.92	11.97
2005	76,716	74,054	50,945	66.41	20.95	22.48	11.82	20.24
2004 and prior	196,618	196,512	156,595	79.64	7.03	15.29	4.93	10.26

Total prime	467,931	461,247	376,493	80.46	10.83	15.09	4.93	11.92
Alt-A
2007	829,443	652,380	426,073	51.37	25.94	19.78	—	49.14
2006	1,244,336	1,014,005	598,747	48.12	27.42	22.50	—	48.33
2005	747,008	700,442	450,824	60.35	26.95	28.83	4.08	29.60
2004 and prior	98,534	98,534	68,199	69.21	12.22	22.90	7.40	18.82

Total Alt-A	2,919,321	2,465,361	1,543,843	52.88	26.46	23.40	—	42.84
Total private-label residential MBS	3,387,252	2,926,608	1,920,336	56.69	24.30	22.25	—	38.57
ABS backed by home equity loans:
Subprime
2004 and prior	31,542	30,977	21,303	67.54	9.40	41.29	—	27.52
Private-label commercial MBS
Prime
2004 and prior	132,477	132,405	127,934	96.57	21.30	26.91	14.13	5.56
Total prime	600,408	593,652	504,427	84.01	13.14	17.70	4.93	10.52
Total Alt-A	2,919,321	2,465,361	1,543,843	52.88	26.46	23.40	—	42.84
Total subprime	31,542	30,977	21,303	67.54	9.40	41.29	—	27.52
Total private-label MBS	$3,551,271	$3,089,990	$2,069,573	58.28%	24.05%	22.59%	—%	37.24%

(1)
Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position
As of December 31, 2009
(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	December 31, 2009 % AAA	March 15, 2010 % AAA	March 15, 2010 % Investment Grade	March 15, 2010 % Below Investment Grade	March 15, 2010 % Watch List
Private-label residential MBS backed by:
Prime first lien	$467,931	$461,247	$(84,755)	11.92%	29.56%	29.56%	51.27%	48.73%	40.68%
Alt-A option ARM	1,050,234	958,238	(421,588)	45.38	0.17	0.17	15.58	84.42	63.59
Alt-A other	1,854,830	1,503,039	(501,091)	41.16	5.88	5.88	15.54	84.46	27.94

Total private-label residential MBS	3,372,995	2,922,524	(1,007,434)	38.42	7.39	7.39	20.51	79.49	40.81
Private-label commercial MBS backed by:
Prime first lien	121,891	121,891	(4,507)	6.05	100.00	100.0	100.0	—	—
ABS backed by home equity loans:
Subprime first lien	31,542	30,977	(9,675)	27.52	62.21	62.21	71.42	28.58	—

Total private-label MBS	$3,526,428	$3,075,392	$(1,021,616)	37.20%	11.08%	11.08%	23.71%	76.29%	39.03%

        The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of Private-Label Mortgage-Backed Securities and
ABS Backed by Home Equity Loan Investments
Credit Ratings and Outlook
As of March 15, 2010

	Moody's		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
AMBAC Assurance Corporation	Caa2	Developing	CC	Negative	Not Rated	Not Rated
Assured Guaranty Municipal Corp	Aa3	Review for possible downgrade	AAA	Negative	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	BB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	R		Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

        The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of December 31, 2009.

Geographic Concentration of Private-Label Mortgage-and Asset-Backed Securities

December 31, 2009
State concentration
California	39.4%
Florida	12.8
New York	4.5
Arizona	3.8
Nevada	3.8
All Other	35.7

100.0%

Metropolitan Statistical Area
Los Angeles—Long Beach, CA	9.7%
Washington, D.C.-MD-VA-WV	5.6
Riverside—San Bernardino, CA	4.2
Orange County, CA	4.0
San Diego, CA	4.0
All Other	72.5

100.0%

        The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

        Since 2008, delinquency and foreclosure rates for prime, subprime, and Alt-A mortgages have increased significantly nationwide and remain elevated as of the date of this report. This trend may continue in 2010. In addition, home prices are depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the depth and duration of these trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities. Nonetheless, the average prices of these securities in the Bank's portfolio have recovered somewhat in recent months.

        The following graph demonstrates how average prices changed with respect to various asset classes in the Bank's MBS portfolio during the 12 months ended December 31, 2009:

Average Month end MBS Prices by Category

        Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payment of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. This projection is referred to as the burnout period and is expressed in months. Beginning with the cash-flow analysis for the fourth quarter of 2009 the burnout period for each monoline insurer was incorporated into the third-party cash-flow model, as a key input. Any cash flow shortfalls that occurred beyond the end of the burnout period were considered not recoverable and the insured security was then deemed to be credit impaired.

        There are five monoline insurers that insure certain private-label residential MBS and home equity investments held by the Bank. Of these five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Conversely, the Bank is not placing any reliance on the financial guarantee from Syncora Guarantee Inc. (Syncora) and Financial Guarantee Insurance Corp. (FGIC), as these entities were ordered by the New York State Insurance Department to suspend all claims payments during 2009. Accordingly, the burnout period is considered to be zero months for

Syncora and FGIC. For the remaining two monoline insurers, Ambac Assurance Corp. (Ambac) and MBIA Insurance Corp. (MBIA), the following table summarizes the burnout period assumptions used:

	Ambac	MBIA
Burnout period (months)	18	18
End of burnout period	June 30, 2011	June 30, 2011
Number of other-than-temporarily impaired securities	1	—

        The following table shows the Bank's private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label Mortgage-Backed Securities and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At December 31, 2009
(dollars in thousands)

	AMBAC Assurance Corp		Assured Guaranty Municipal Corp		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance Co.
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$88,893	$(16,823)	$23,974	$(3,478)	$—	$—	$—	$—	$—	$—
2006	18,215	(8,206)	—	—	—	—	—	—	—	—
2005	37,195	(14,005)	—	—	—	—	—	—	—	—
2004 and prior	1,823	(283)	—	—	—	—	—	—	—	—

Total Alt-A	146,126	(39,317)	23,974	(3,478)	—	—	—	—	—	—
Subprime
2004 and prior	2,536	(594)	7,208	(2,244)	15,737	(4,585)	4,874	(1,548)	1,187	(704)

Total private-label MBS	$148,662	$(39,911)	$31,182	$(5,722)	$15,737	$(4,585)	$4,874	$(1,548)	$1,187	$(704)

        The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of December 31, 2009.

HFA Investments Insured by Financial Guarantors
Amortized Cost as of December 31, 2009
(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody's/S&P) As of March 15, 2010	HFA Bonds
Ambac Assurance Corp.(1)	wd/Caa2/CC	$29,223
Assured Guaranty Municipal Corp	wd/Aa3/AAA	122,633
National Public Finance Guarantee	NR/Baa1/A	51,980

Total		$203,836

(1)
Rating withdrawn by Fitch.

        Credit Risk—Mortgage Loans.    The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit-enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank's allowance for credit losses pertaining to mortgage loans was $2.1 million and $350,000 at December 31, 2009, and December 31, 2008, respectively. As of December 31, 2009, nonaccrual loans amounted to $45.0 million and consisted of 422 loans out of a total of approximately 37,500 loans. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Mortgage Loans for additional information regarding the Bank's delinquent loans. The Bank had no charge-offs related to mortgage loans foreclosed upon during the 12 months ending December 31, 2009.

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

        The Bank is exposed to credit risk from MI companies that provide credit enhancement in place of the PFI, as well as primary MI coverage on individual loans. As of December 31, 2009, the Bank was the beneficiary of primary MI coverage on $227.0 million of conventional mortgage loans, and the Bank was the beneficiary of SMI coverage on mortgage pools with a total unpaid principal balance of $47.3 million. Eight MI companies provide all of the coverage under these policies.

        As of February 28, 2010, all of these MI companies have a credit rating lower than A3 (or its equivalent) by at least one NRSRO, citing poor results and the continued deterioration in key variables that influence claims for mortgage insurance. The table below shows the ratings of these companies as of February 28, 2010.

        The Bank has analyzed its potential loss exposure to all of the MI companies and does not expect incremental losses due to these rating actions. This expectation is based on the credit-enhancement features of the Bank's master commitments (exclusive of MI), the underwriting characteristics of the loans that back the Bank's master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these MI companies. The Bank requires that all new primary MI policies be with companies rated BBB- or higher by S&P. Only four of the eight MI companies previously approved by the Bank currently have ratings from S&P of BBB- or higher and remain eligible to write new primary MI policies for loans sold to the Bank. Further, the Bank requires that all new supplemental MI policies be with companies rated AA- or higher by S&P. Accordingly, none of the eight MI companies previously approved by the Bank are currently eligible to write new supplemental MI policies for loan pools sold to the Bank. The Bank has established limits on exposure to individual MI companies to ensure that the insurance coverage is sufficiently diversified.

 Mortgage-Insurance Companies That Provide MI Coverage
As of December 31, 2009
(dollars in thousands)

		As of December 31, 2009
	Mortgage-Insurance Company Ratings (Fitch/Moody's/S&P) As of February 28, 2010
Mortgage Insurance Company		Balance of Loans with Primary MI	Primary MI	Supplementary MI	MI Coverage	Percent of Total MI Coverage
Mortgage Guaranty Insurance Corporation	WD/Ba3/B+	$64,980	$14,032	$—	$14,032	28.0%
Genworth Mortgage Insurance Corporation	NR/Baa2/BBB-	59,120	13,848	—	13,848	27.6
CMG Mortgage Insurance Company	BBB-/NR/BBB	23,901	5,591	—	5,591	11.1
PMI Mortgage Insurance Company	NR/B2/B+	23,230	4,852	—	4,852	9.7
United Guaranty Residential Insurance Corporation	WD/A3/BBB	20,328	4,462	—	4,462	8.9
Radian Guaranty Incorporated	NR/Ba3/B+	15,534	2,851	—	2,851	5.7
Republic Mortgage Insurance Company	BBB-/Ba1/BBB-	14,356	2,875	649	3,524	7.0
Triad Guaranty Insurance Corporation	NR/NR/NR	5,504	1,017	—	1,017	2.0

		$226,953	$49,528	$649	$50,177	100.0%

        Credit Risk—Derivative Instruments.    The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount be to secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks.

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

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value(4)
As of December 31, 2009
Interest-rate-exchange agreements:(1)
Double-A	$7,922,108	6	$16,677
Single-A	19,749,557	8	126

Total interest-rate-exchange agreements	27,671,665	14	16,803
Mortgage-loan-purchase commitments(3)	3,706	—	—

Total derivatives	$27,675,371	14	$16,803

As of December 31, 2008
Interest-rate-exchange agreements:(1)
Double-A	$10,829,574	7	$19,201
Single-A	19,943,389	10	9,730
Unrated(2)	10,000	1	—

Total interest-rate-exchange agreements	30,782,963	18	28,931
Mortgage-loan-purchase commitments(3)	32,672	—	4
Forward contracts	10,000	1	—

Total derivatives	$30,825,635	19	$28,935

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

        As of December 31, 2009 and 2008, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$4,139,597	15.0%	(225,107)
Barclays Bank PLC	3,746,575	13.5	(64,929)
Bank of America, N.A	3,068,404	11.1	(53,198)
JP Morgan Chase Bank	3,021,200	10.9	(85,009)
UBS AG	2,950,975	10.7	(17,368)

	December 31, 2008
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$4,914,103	16.0%	(471,076)
Barclays Bank PLC	3,806,575	12.4	(79,133)
Credit Suisse First Boston International	3,373,005	11.0	21,585
Bank of America, N.A	3,083,587	10.0	(79,845)

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

        Certain of the Bank's derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2009, was $768.3 million for which the Bank has posted collateral with a post-haircut value of $448.2 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating, that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $257.4 million of post-haircut-valued collateral to our derivatives counterparties at December 31, 2009. However, the Bank's credit rating has not changed during the previous 12 months.

        Contingent Credit Risk—Standby Bond-Purchase Agreements.    The Bank has entered into standby bond-purchase agreements with two state housing-finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agencies' unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $442.4 million at December 31, 2009, of which $437.5 million were to one housing finance agency. All of the bonds underlying the $437.5 million commitments to this one housing-finance agency maintain standalone ratings of triple-A from two rating agencies, even though some are backed by AMBAC Assurance Corporation which has been downgraded below triple-A. The bonds underlying the $4.9 million to the other housing finance agency are split-rated AAA/Aa3, which reflects the ratings of the bonds' financial guarantor, Assured Guaranty Municipal Corp.

Market and Interest-Rate Risk

Sources of Market and Interest-Rate Risk

        The Bank's balance sheet is comprised of different portfolios that require different types of market and interest-rate-risk management strategies. The majority of the Bank's balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on the Bank.

        However, those assets and liabilities with embedded options, particularly the Bank's mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, its portfolio of MBS and ABS, and its portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave the Bank with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on the Bank the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest-rate spread generated by the assets.

        Further, moves in yield curves associated with the Bank's assets and liabilities that are not symmetrical create risks that changes in individual portfolio or instrument valuations, or changes in projected income will not be equally offset by a similar move in the associated funding or investment.

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

Types of Market and Interest-Rate Risk

        Interest-rate and market risk can be divided into several categories, including repricing risk, yield-curve risk, basis risk, and options risk. Repricing risk refers to differences in the average sensitivities of asset and liability yields attributable to differences in the average timing of maturities and/or coupon resets between assets and liabilities. Differences in the timing of repricing of assets and liabilities can cause spreads between assets and liabilities to either increase or decline.

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

Strategies to Manage Market and Interest-Rate Risk

General

        The Bank uses various strategies and techniques to manage its market and interest-rate risk. Principal among its tools for interest-rate-risk management may be the issuance of debt that is used to match interest-rate-risk exposures of the Bank's assets. The Bank can issue COs with maturities of up to 30 years (although there is no statutory or regulatory limit on maturities). The debt may be noncallable until maturity or callable on and/or after a certain date.

        These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2009, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $13.3 billion, compared with $11.8 billion at December 31, 2008. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.9 billion and $3.0 billion at December 31, 2009 and 2008, respectively.

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

Investments

        The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, state or local housing finance agencies, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At December 31, 2009 and 2008, this portfolio of investments had an amortized cost of $1.1 billion and $1.0 billion, respectively.

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

        The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank's option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and non-callable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank's debt repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks. Through the year ended 2009, the Bank has economically benefited as a result of increased debt call activity combined with muted associated mortgage refinancing activity. This beneficial trend is likely to moderate going forward.

        To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At December 31, 2009, the Bank had no receiver swaptions.

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

        When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of December 31, 2009, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

        The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $13.9 billion, or 39.0 percent of the Bank's total outstanding CO bonds at December 31, 2009, down from $15.5 billion, or 46.4 percent of total outstanding CO bonds, at December 31, 2008. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $935.0 million, or 4.2 percent of the Bank's total outstanding CO discount notes, at December 31, 2009. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $249.4 million, or 0.6 percent of the Bank's total outstanding CO discount notes, at December 31, 2008. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's VaR calculations, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

        The Bank uses sophisticated information systems to evaluate its risk position. These systems are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans; MBS; callable bonds and swaps; and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

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

  •
  For option-free instruments, the expected cash flows are specified in accordance with the term structure of interest rates and discounted using spot rates derived from the same term structure; and

  •
  For option-embedded instruments the models use standardized option pricing methodology to determine the likelihood of embedded options being exercised or not.

        Market Value of Equity Estimation and Market Risk Limit.    MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), can be an indicator of future net income to the extent that it demonstrates the impact of prior interest-rate movements on the capacity of the current balance sheet to generate net interest income. However, MVE does not always provide an accurate indication of future net income. Even a bank with perfectly matched asset and liability repricing characteristics might experience fluctuations in its MVE if the discount rates used to evaluate assets and liabilities change differentially due to basis risk. For example, if yields used to discount assets increase more rapidly than yields used to discount liabilities, MVE will decline, despite the fact that the change in interest rates does not affect yields on current balance-sheet items. As another example, an entity whose debt securities decline in value due to credit concerns about the entity will show an increase in MVE if asset values do not fall by as much. Therefore, care must be taken to properly interpret the results of the MVE analysis.

        The ratio of MVE to BVE is one of the metrics used to track the Bank's potential future exposure to losses or reduced net income. For purposes of measuring this ratio, the BVE is equal to the Bank's permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. Therefore, BVE excludes accumulated other comprehensive loss. At December 31, 2009, the Bank's MVE was $2.9 billion and its BVE was $3.9 billion. At December 31, 2008, the Bank's MVE was $1.8 billion and its BVE was $3.7 billion. The Bank's ratio of MVE to BVE was 74.8 percent at December 31, 2009, up from 48.3 percent at December 31, 2008. The primary driver for the improvement in the Bank's MVE to BVE ratio since December 31, 2008 was:

  •
  appreciation in the prices associated with the Bank's private-label MBS. As liquidity began to return to the market for this investment class, driven by U.S. government responses to the continuing economic recession, such as the establishment of the PPIP, which is described in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments, prices on the Bank's private-label MBS holdings increased, improving the MVE to BVE ratio from the December 31, 2008 level;

  •
  other-than-temporary impairment charges taken on certain private-label MBS at March 31, 2009, June 30, 2009, September 30, 2009, and December 31, 2009. As seen in the chart below, the Bank's MVE to BVE ratio deteriorated over the course of 2008 due to reduced market liquidity which decreased market prices and subsequently the Bank's MVE. Due to market prices declining ahead of realized credit losses, the Bank's BVE did not decline in tandem with the declining MVE. In 2009, that trend reversed as market prices increased while the other-than-temporary impairment charges taken in 2009 reduced BVE.

        The following chart indicates the improvement in the Bank's MVE/BVE ratio over the preceding quarters, reflecting the factors listed previously. Also presented within the chart is the Bank's MVE as a percentage of par stock, defined as member stock inclusive of mandatorily redeemable capital stock.

Market Value Ratios

        Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario's likelihood.

        Value at risk (VaR) is defined, consistent with Finance Agency regulations, to be equal to the ninety-ninth percentile potential reduction in MVE based on a set of stress scenarios based on historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent monthend and going back monthly to the beginning of 1978. The Bank's risk-management policy requires that VaR not exceed $275.0 million, such VaR limit having been adopted in January 2010, and superseded the prior VaR limit of $190.0 million, which had been adopted in March, 2009. Prior to that limit, the VaR limit required that VaR not exceed the latest quarterend dividend-adjusted level of retained earnings plus the Bank's most recent quarterly estimate of net income over the following six months.

        The table below presents the historical simulation VaR estimate as of December 31, 2009 and 2008, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure December 31,
	2009		2008
Confidence Level	% of MVE(1)	$ million	% of MVE(1)	$ million
50%	(0.21)%	$(6.1)	(0.18)%	$(3.2)
75%	1.61	46.8	0.84	14.8
95%	4.67	135.5	2.52	44.6
99%	7.16	207.4	5.05	84.6

(1)
Loss exposure is expressed as a percentage of base MVE.

        The following table outlines the Bank's VaR exposure to the ninety nineth percentile, consistent with Finance Agency regulations, over 2009 and 2008.

Value-at-Risk
99th Percentile
(dollars in millions)

	2009	2008
Year ending December 31	$207.4	$84.6
Average VaR for year ending December 31	140.1	91.6
Maximum VaR for year ending December 31	207.4	134.1
Minimum VaR for year ending December 31	76.6	57.3

        As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors increased by $122.8 million to $207.4 million as of December 31, 2009, from $84.6 million as of December 31, 2008. At December 31, 2009, VaR was calculated to be in excess of the Bank's then-applicable limit of $190.0 million as it stood at $207.4 million. However, the Bank did not take corrective actions to reduce the exposure as the Bank's board of directors had adopted a retained earnings target of $925.0 million, which incorporated a market risk limit of $275.0 million. As noted above, the Bank subsequently adopted in January 2010 a VaR limit of $275.0 million, consistent with the retained earnings target.

        The primary driver behind the increase in VaR from December 31, 2008, was the steepening in market yield curves experienced between December 31, 2008 and December 31, 2009, reflecting investors' expectations of future inflationary concerns and potential Federal Reserve moves in the future to mitigate those inflationary impacts. While rates with maturities of two years and less, as represented by the LIBOR/swap curve, declined from December 31, 2008 levels, yields on longer term maturities increased. To illustrate, the five year swap rate increased by 85 basis points between December 31, 2008 and December 31, 2009 while the ten year swap rate increased by 141 basis points over the same period. This steepening, where longer term rates rise faster than short-term yields, resulted in forward curves that are used to discount the Bank's balance sheet rising to reflect investor expectations. Concurrently, the rise in yields was not uniform between the swap curve and the Bank's funding curve despite investor concerns over term inflation as credit spreads for the latter curve declined throughout 2009 following their growth subsequent to the September 2008 conservatorship of Fannie Mae and Freddie Mac. This divergence in curve movements mean that the Bank's debt did not appreciate to the same degree as the Bank's assets declined in value under the VaR scenarios. While the Bank generally seeks to manage interest-rate risk through matching the maturity, interest-rate-reset characteristics, and optionality of its assets and liabilities, mismatches may occur, primarily between the Bank's MPF mortgage-loan portfolio and associated liabilities, resulting in possible shifts in the Bank's VaR exposure when market rates and prices shift.

        The Bank's VaR also increased as the Bank deliberately mismatched the maturities of certain of its assets and associated liabilities in 2009. Specifically, at December 31, 2009 the Bank held $2.3 billion par value of debentures issued by GSEs and corporate bonds guaranteed by the FDIC with remaining maturities ranging between 1.5 years and 4.3 years, which were funded by CO debt with maturities that were, on average, approximately one year shorter than the assets funded therewith. The Bank has invested in these assets to increase its current net interest income, and to hedge against an anticipated drop in net interest income in the event that interest rates remain at current low levels for an extended period of time. As discussed below, the Bank's asset sensitivity generally results in an increase in net interest income when rates increase. Therefore, this portfolio of mismatched investments and fundings may serve to reduce the attendant increase in the Bank's net interest income if future rates rise greater than the level indicated by current forward rates.

        The disparate shift in rates experienced between the swap curve and the Bank's CO debt curve plus the deliberate mismatch of certain assets and associated liabilities discussed above likewise resulted in a rise in the Bank's duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank's assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A positive duration of equity indicates that the Bank's MVE depreciates in increasing-rate scenarios, and the converse holds true for declining-rate environments. As of December 31, 2009, the Bank's duration of equity was +4.7 years, compared with -2.4 years at December 31, 2008, indicating that the Bank depreciates in value in those VaR scenarios that incorporate increasing-rate environments.

        As part of the revised operating plan, which is discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Executive Summary—Principal Business Developments, the Bank has determined to increase its duration of equity by deliberately mismatching by one year the maturity of some of its investments in agency securities and debt issued under the Federal Reserve's Temporary Liquidity Guarantee Program and other similar investments with the associated liabilities. This strategy is intended to prevent a significant reduction in the Bank's net interest spread in the event that interest rates remain at current low levels for an extended period. The Bank's net interest income sensitivity profile is traditionally asset sensitive so that increases in market rates tend to benefit income but reduce net interest income when yields are low. Therefore, the determination to add longer term assets without closely matched funding terms serves to mitigate the detrimental impact of a low interest rate environment on net interest income.

        In 2009, the Bank instituted alternative measures of VaR and duration of equity, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank's interest-rate risk exposure, the Bank removes non-interest rate factors such as the price dislocation and resultant spread widening attributable to the market illiquidity experienced in 2008 and 2009. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank's interest-rate risk profile than those inclusive of current spreads. As of December 31, 2009, management VaR stood at $167.7 million and management duration of equity was +3.2 years.

        Income Simulation and Repricing Gaps.    To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporarily impaired charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2009, showed that in the worst-case scenario, the Bank's return on equity falls to 211 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank's return on equity does not reflect the potential impact of future credit losses.

Liquidity Risk

        The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank's risk-management policy has established a metric and policy limit within which the Bank operates. The

Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, credit line capacity, or collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of December 31, 2009.

Structural Liquidity
(dollars in thousands)

	Month 1	Month 2	Month 3
Contractual sources of funds	$2,454,829	$3,281,635	$(281,801)
Less: Contractual uses of funds	(2,249,169)	(6,394,388)	(3,493,325)

Equals: Net cash flow	205,660	(3,112,753)	(3,775,126)
Less: Cumulative contingent obligations	(10,020,557)	(13,351,524)	(16,387,205)

Equals: Net structural liquidity	(9,814,897)	(16,464,277)	(20,162,331)
Available borrowing capacity	$49,477,662	$55,448,759	$58,519,403
Ratio of available borrowing capacity to net structural liquidity need	5.04	3.37	2.90
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

        The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. To satisfy regulatory requirements, the Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of December 31, 2009, and December 31, 2008, the Bank held a surplus of $4.9 billion and $10.7 billion, respectively, of liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. In addition, on March 6, 2009, the Finance Agency provided final guidance revising and formalizing requests made for additional increases in liquidity that were provided to the FHLBanks in the third quarter of 2008. This final guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period the Bank will automatically renew maturing and called advances for all members except very large, highly rated members. The requirement is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. For further discussion of how this may impact the Bank, see Item 1A—Risk Factors—Compliance with regulatory contingency liquidity guidance could adversely impact the Bank's results of operations. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments which can provide a ready source of liquidity during stressed market conditions. As of December 31, 2009, the Bank's contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity
(dollars in thousands)

Cumulative Fifth Business Day
Contractual sources of funds	$3,646,611
Less: contractual uses of funds	(9,288,207)

Equals: net cash flow	(5,641,596)
Contingency borrowing capacity (exclusive of CO debt issuance)	10,517,676

Net contingency borrowing capacity	$4,876,080

        Additional information regarding liquidity is provided in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

        We also measure longer-term imbalances between the expected maturities of assets and liabilities for purposes of managing bond refunding risk. We have developed a policy limit that requires that the difference between the volume of liabilities projected to expire within one year and the volume of assets projected to expire within one year be no more than 20 percent of total assets. We have established a management action trigger for this measurement at 10 percent of total assets, at which the Asset-Liability Committee is required to consider whether immediate corrective action is required. At December 31, 2009, this funding imbalance stood at 11.3 percent of total assets. The Bank's Asset-Liability Committee decided that immediate corrective action was not required, and that the imbalance could be reduced over the normal course of business.

Leverage Risk

        The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank's regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. Under Finance Agency regulations, the Bank's board of directors is also required to adopt an operating capital ratio range, which defines the minimum and maximum capital ratio under which the Bank will operate. In 2009, prior to July 24, the Bank's operating capital ratio range had been set at a minimum capital ratio of 4.0 percent and a maximum capital ratio of 5.5 percent. On July 24, 2009, the Bank's board of directors increased the upper bound of this range to 7.5 percent in light of the recent decline in advances, the Federal Reserve Board's implementation of certain amendments to Regulation D that prohibit earnings on the Bank's deposits with the Federal Reserve Banks, and the Bank's continuing moratorium on the repurchase of excess capital stock shares. Further, as part of the revised operating plan, the Bank has adopted a minimum capital level in excess of regulatory requirements. This adopted minimum capital level provides that the Bank will maintain a minimum capital level equal to four percent of its total assets plus its retained earnings target, an amount equal to $3.4 billion at December 31, 2009. The Bank's permanent capital level was $3.9 billion at December 31, 2009, so the Bank was in excess of the adopted minimum capital level by $452.1 million on that date. Leverage limits are included in the Bank's board-approved risk-management policy and ratios are reported to the board of directors monthly.

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

        Disaster-Recovery/Business Continuity Provisions.    The Bank maintains an offsite disaster-recovery site to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term liquidity advances in the event that facilities are inoperable. In the event that the FHLBank of Topeka's facilities are inoperable, the Bank will provide short-term liquidity advances to its members.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

        The following financial statements and accompanying notes, including the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-87 of this Form 10-K.

Supplementary Financial Data

        Supplementary financial data for the years ended December 31, 2009 and 2008, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.

2009 Quarterly Results of Operations—Unaudited
(dollars in thousands)

	2009—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$232,193	$245,327	$293,159	$377,297
Total interest expense	144,215	163,508	208,319	320,220

Net interest income before provision for credit losses	87,978	81,819	84,840	57,077
Provision for credit losses on mortgage loans	450	400	800	100

Net interest income after provision for credit losses	87,528	81,419	84,040	56,977
Net impairment losses on investment securities recognized in income	(72,440)	(174,190)	(70,526)	(126,912)
Other income (loss)	5,011	1,053	(692)	2,049
Non-interest expense	13,787	13,702	17,027	15,552

Income (loss) before assessments	6,312	(105,420)	(4,205)	(83,438)
Assessments	—	—	—	—

Net income (loss)	$6,312	$(105,420)	$(4,205)	$(83,438)

 2008 Quarterly Results of Operations—Unaudited
(dollars in thousands)

	2008—Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$605,423	$637,704	$638,332	$838,705
Total interest expense	537,903	553,554	553,816	742,224

Net interest income before provision for credit losses	67,520	84,150	84,516	96,481
Provision for credit losses on mortgage loans	125	100	—	—

Net interest income after provision for credit losses	67,395	84,050	84,516	96,481
Net impairment losses on investment securities recognized in income	(381,745)	—	—	—
Other (loss) income	(3,331)	(2,074)	799	(5,609)
Non-interest expense	13,829	14,213	13,862	14,404

(Loss) income before assessments	(331,510)	67,763	71,453	76,468
Assessments	(57,310)	18,014	18,983	20,313

Net (loss) income	$(274,200)	$49,749	$52,470	$56,155

        During the quarter ended December 31, 2009, in conjunction with the other FHLBanks, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for variable-rate private-label MBS. Specifically, the Bank employed a technique that allows it to update the effective interest rate used in its present value calculation to be consistent with the interest rates used to generate cash flow projections, which isolates subsequent movements in the underlying interest-rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment, and continued to use that effective interest rate in subsequent periods for calculating the present value of cash flows expected to be collected, even though the underlying interest-rate indices changed over time. This change resulted in other-than-temporary impairment credit losses in the quarter ended December 31, 2009 totaling $72.4 million. If the Bank had continued to use its previous estimation technique, the other-than-temporary impairment credit losses would have been $92.7 million for the quarter ended December 31, 2009.

        In 2008, accounting guidance required that the full decline in fair value on other-than-temporarily impaired securities be recognized through earnings, including both the credit-related component and the non-credit-related component. Effective January 1, 2009, the Bank adopted amended accounting guidance related to other-than-temporary impairment which requires only the credit-related component of an other-than-temporary impairment charge to be recognized in earnings, while the noncredit component is recognized in accumulated other comprehensive income, provided that the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security. On January 1, 2009, the Bank recognized the cumulative effect of initially applying the amended guidance as an adjustment to the beginning balance of retained earnings in the amount of $349.1 million. This amount represents the noncredit component of the other-than-temporary impairment charge that had been recorded through earnings in the quarter ended December 31, 2008. The credit-related component of the other-than-temporary impairment losses recorded in the quarter ended December 31, 2008 was $32.6 million.

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

        During the quarter ended December 31, 2009, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Since the enactment of HERA, the Banks' board of directors has been constituted of a combination of industry directors elected by the Bank's members (member directors) on a state-by-state basis and independent directors elected by a plurality of the Bank's members (independent directors), as further described under—Election Process later in this Item. Prior to the enactment of HERA, the board of directors was constituted of a combination of directors elected by the members and public interest directors appointed by the Finance Agency. The Bank's board of directors is currently constituted of nine member directors and seven independent directors. Two of the independent directors are public interest directors.

        A regulation (the Election Regulation) on FHLBank board of director elections and director eligibility gives the Director of the Finance Agency the annual responsibility to determine the size of each FHLBank's board of directors. Further, for each FHLBank, the Election Regulation requires the Director of the Finance Agency to allocate:

  •
  the directorships between member directorships and independent directorships, subject to the requirement that a majority, but no more than 60 percent, of the directorships be member directorships; and

  •
  the member directorships among the states in each FHLBank's district based on the number of shares of FHLBank stock required to be held by members in each state, subject to any state minimum. For the Bank, the only state minimum is for Massachusetts, which is three.

        A director becomes ineligible to remain in office past December 31 if, during his or her term of office, the directorship to which he or she has been elected is eliminated or, for member directorships, redesignated to another state. For additional discussion of the Election Regulation, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Recent Legislative and Regulatory Developments.

        Based on the requirements of the Election Regulation, the Director of the Finance Agency allocated the member directorships among the six New England states for each of 2009 and 2010 as follows:

	Number of Member Directorships
State	2010	2009
Connecticut	1	2
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	2	2
Vermont	1	1

Total	9	10

        The elections for the member directorships for 2010 were held in the fourth quarter of 2009 and involved elections for one Maine, one Connecticut, and two Massachusetts member directorships and two independent directorships. See—2009 Director Elections later in this Item for additional information.

Director Requirements

        Board elections are conducted in accordance with the FHLBank Act, HERA, regulations issued under each of the foregoing, including the Election Regulation, and the Bank's governance documents. In accordance with such statutes and regulations:

  •
  each director is required to be a U.S. citizen;

  •
  no director may be a member of the Bank's management;

  •
  each director is elected for a four-year term; and

  •
  each director is subject to a term limit maximum of three consecutive terms.

        In addition, the Bank must submit potential nominees for directorships to the Finance Agency prior to nomination for the Finance Agency's review. Additional requirements are applicable to member directors, independent directors, and nominees for each as set forth in the following two sections. Apart from such additional requirements, however, FHLBanks are not permitted to establish additional eligibility criteria for directorships.

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

Member Director and Member Director Nominee Requirements and Nominations

        Each member institution that is required to hold stock as of the record date, which is December 31 (the record date), of the year prior to the year in which the election is held, may nominate and/or vote for representatives from member institutions in its respective state for open member directorships. FHLBank boards of directors are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Further, the Election Regulation provides that no director, officer, employee, attorney, or agent of the Bank, other than in a personal capacity, may support the nomination or election of a particular individual for a member directorship. Because of the foregoing requirements for member director nominations and elections, an FHLBank does not know what factors its member institutions consider in selecting member director nominees or electing member directors. In addition to the requirements applicable to all directors, each member director and each nominee for member directorships must be an officer or director of a member institution that is in compliance with the minimum capital requirements established by its regulator.

Independent Director and Independent Director Nominee Requirements and Nominations

        Independent directors are nominated by the Bank's board of directors. In addition to the requirements applicable to all directors, each independent director is required to be a bona fide resident of the Bank's district, and no independent director may serve as an officer, employee, or director of any member of the Bank or other recipient of advances from the Bank. At least two of the independent directors must be public interest directors. Public interest directors, as defined by Finance Agency regulations, are independent directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. Pursuant to Finance Agency regulations, each independent director must either satisfy the requirements to be a public interest director or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk-management practices, and the law.

        Bank members are permitted to identify candidates to be considered by the Bank to be included on the nominee slate, and the Bank's board of directors is required by Finance Agency regulations to consult with the Bank's Advisory Council in establishing the independent director nominee slate. The Advisory Council is an advisory body consisting of seven to 15 persons residing in the Bank's district, appointed by the Bank's board of directors, and drawn from community and not-for-profit organizations actively involved in providing or promoting low- and moderate-income housing or community lending. The Advisory Council provides advice on ways the Bank can better carry out its housing-finance and community-lending mission. Before nominating any individual for an independent directorship, other than for a public interest directorship, the Bank's board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. The Bank's board of directors has made these determinations for each nominee for independent directorships in 2008 and 2009. The Election Regulation permits the Bank's directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

        In 2008, the Bank's board of directors selected:

  •
  Andrew J. Calamare as an independent director nominee based on his business experience and involvement in multiple boards of directors that represent consumer or community interests; and

  •
  Jay F. Malcynsky as an independent director nominee based on his government relations and political consulting experience as well as his involvement in multiple boards of directors of charitable organizations.

        In 2009, the Bank's board of directors selected:

  •
  John H. Goldsmith as an independent director nominee based on his experience in the securities and investment businesses; and

  •
  Cornelius K. Hurley as an independent director nominee based on his legal and banking experience having served as a general counsel and as director of the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts.

        The backgrounds of all of the directors, including these independent directors, are more fully described below under—Information Regarding Current Directors.

Former Finance Board Appointed Directors and Directors Appointed by the Bank's Board

        Prior to the passage of HERA which provides for the election of independent directors, the Finance Board appointed a portion of an FHLBank's directors. These directors, like independent directors, were also prohibited from serving as officers or directors of Bank members. Under Finance Board regulations in effect prior to HERA, an FHLBank was permitted to identify candidates for consideration by the Finance Board as appointed directors.

        In 2007, the Bank identified:

  •
  Joan Carty to serve as a public interest director based on her experience serving as president and chief executive officer of Housing Development Fund in Stamford, Connecticut;

  •
  Patrick E. Clancy to serve as a public interest director based on his experience serving as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation; and

  •
  John T. Eller to serve as a public interest director based on his experience as an affordable housing consultant and as former senior vice president/director, housing and community investment at the Bank, where he managed the Affordable Housing Program.

        The Finance Board, in turn, appointed these public interest directors, each of whose terms commenced January 1, 2008. The backgrounds of all of the directors, including these appointed public interest directors, are more fully described below under—Information Regarding Current Directors.

        FHLBank boards of directors are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. On April 16, 2009, the Bank's board of directors appointed Mr. Hurley to fill the vacant independent directorship created by the resignation of Helen F. Peters on April 10, 2009. Mr. Hurley was appointed by the board of directors for the same reasons he was selected as a nominee in 2009, as described under—Independent Director and Independent Director Nominee Requirements and Nominations above.

2009 Director Elections

        For the election of both member and independent directors, each member eligible to vote is entitled to cast one vote for each share of stock that it was required to hold as of the record date,

subject to the limitation that no member may cast more votes than the average number of shares of Bank stock that are required to be held by all members located in the state to be represented. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. For independent directors, unless the board of directors nominates more persons than there are independent directorships to be filled in an election, the candidates must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If no nominee receives at least 20 percent of the eligible votes, the Election Regulation requires the Bank to identify additional nominees and conduct additional elections until the directorship is filled.

        The nomination and election of directors was conducted by mail. No in-person meeting of the members was held. Information about the results of the election was reported on a current report filed on Form 8-K with the SEC on November 25, 2009.

Information Regarding Current Directors

        The term for each director position is four years unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms, as was the case for Directors Closson, Goldsmith, and Mulligan, each of whom was elected to a two-year term in the 2009 director elections. None of the Bank's directors serve as an executive officer of the Bank.

Member Directors

        The nine member directors currently serving on the board provided the information set forth below regarding their principal occupation, business experience, and other matters.

        Stephen F. Christy, age 60, has served as president and chief executive officer of Mascoma Savings Bank, FSB located in Lebanon, New Hampshire since 1990. Mr. Christy has served as a director of the Bank since January 1, 2002, and his current term as a director will expire on December 31, 2010.

        Steven A. Closson, age 60, serves as president and chief executive officer of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987 and was promoted to president and chief executive officer and elected to Androscoggin Savings Bank's board of directors in 1991. Mr. Closson has served as a director of the Bank since January 1, 2004, and his current term as a director will expire on December 31, 2011.

        Peter F. Crosby, age 59, serves as president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, each located in St. Johnsbury, Vermont. Mr. Crosby began serving at those institutions in 1973. Mr. Crosby has served as a director of the Bank since January 1, 2005, and his current term as a director will expire on December 31, 2010.

        A. James Lavoie, age 63, has served as trustee of Middlesex Savings Bank, located in Natick, Massachusetts since 2007. Mr. Lavoie retired from Middlesex Savings Bank after a 32-year career where he had most recently served as chairman, president and chief executive officer from 1996 to 2007. Mr. Lavoie also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, which is a member of the Bank. He is the former chair of the Massachusetts Bankers Association and served on the board of the American Bankers Association where he was also chair of the Government Relations Council. He also served for three years as chairman of the Depositors Insurance Fund of Massachusetts. Mr. Lavoie has served as a director of the Bank since January 1, 2008, and his current term as a director will expire on December 31, 2010.

        Mark E. Macomber, age 63, serves as president, chief executive officer and director of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, ex-officio director of Northwest Community Bank located in Winsted, Connecticut; and as president and chief executive officer of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp and Northwest Community Bank. Mr. Macomber became president and chief executive officer of Litchfield Bancorp in March 1994. In addition, Mr. Macomber served as chairman of America's Community Bankers (ACB) from October 2006 through November 2007, and served as director, co-chairman of the nominating committee and member of the executive committee of the American Bankers Association, which was merged with ACB effective December 1, 2007. Mr. Macomber has served as a director of the Bank since April 16, 2004, and his current term as a director will expire on December 31, 2013.

        Kevin M. McCarthy, age 62, has served as president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island, since 1993 and has served as a director of Newport Bancorp, Inc., Newport Federal Savings Bank's holding company, since its formation in 2006. Mr. McCarthy has served as a director of the Bank since January 1, 2004, and his current term as a director will expire on December 31, 2012.

        Jan A. Miller (Chair), age 59, serves as president, chief executive officer and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts. Mr. Miller is also a director of Heritage Capital Management, Inc., a wholly owned subsidiary of Wainwright Bank & Trust Company. Mr. Miller became president and chief executive officer of Wainwright Bank & Trust Company in 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller is a past chairman of the Massachusetts Bankers Association, a member of the American Bankers Association Government Relations Council, and a member of the FDIC Advisory Committee on Community Banking. Mr. Miller has served as a director of the Bank since January 1, 2004, and his current term as a director will expire on December 31, 2013.

        Gerald T. Mulligan, age 64, has served as president and chief executive officer of River Bank, located in North Andover, Massachusetts, since January 2006. Mr. Mulligan has also served as a director of LSB Corporation, River Bank's holding company, since January 2006. Prior to joining River Bank, Mr. Mulligan served as a lecturer at Babson College from 2002 to 2005 and the president and chief executive officer of Andover Bank, Andover, Massachusetts from 1991 to 2001. Mr. Mulligan previously served as a director of the Bank from January 1, 1987, until December 31, 1990, and from January 1, 1997, until December 31, 1998. Mr. Mulligan's current term as a director will expire on December 31, 2011.

        Edward T. Novakoff, age 46, serves as executive vice president, treasury of RBS Citizens, N.A., located in Providence, Rhode Island. Prior to joining RBS Citizens, N.A., in 2006, Mr. Novakoff was senior vice president-treasury and manager of wholesale funding at FleetBoston Financial Corporation. Mr. Novakoff has served as a director of the Bank since January 1, 2009, and his current term as a director will expire on December 31, 2012.

Independent Directors

        The seven independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

        Andrew J. Calamare, age 54, has served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Previously, he served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director since March 30, 2007, and his current term as a director will expire on December 31, 2012.

        Joan Carty, age 58, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term as a director will expire on December 31, 2010.

        Patrick E. Clancy, age 63, has served as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation, since 1977. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term as a director will expire on December 31, 2010. Mr. Clancy is one of the Bank's two public interest directors.

        John T. Eller, age 67, has served as a director of the New Hampshire Housing Finance Authority since 2007. He also serves as a principal in the firm NickersonEller LLC, consulting on issues of affordable housing. Previously, he served as senior vice president/director, housing and community investment at the Bank, where he managed the Affordable Housing Program. Mr. Eller's tenure at the Bank was from January of 1991 through July of 2006. Before joining the Bank, he operated an independent consulting firm, and prior to that, served as executive director of the Massachusetts Housing Finance Agency. Mr. Eller has served as a director of the Bank since January 1, 2008, and his current term as a director will expire on December 31, 2010. Mr. Eller is one of the Bank's two public interest directors.

        John H. Goldsmith, age 68, has served as a partner with The Roseview Group, a Boston-based banking and advisory firm, since 2003. Mr. Goldsmith also serves on the board of directors of Quodd Financial Information Services, and on the board of directors of Capital Securities Management, Inc. He previously served as chairman and chief executive officer of Tucker Anthony Sutro, and as chairman and chief executive officer of Prescott, Ball and Turbin, a Cleveland-based regional financial services firm. Mr. Goldsmith has served as a director of the Bank since March 30, 2007, and his current term as a director will expire on December 31, 2011.

        Cornelius K. Hurley, age 64, has served as director of the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts since 2005. Mr. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly-owned subsidiary of Computershare, Ltd. Prior to serving as director of the Morin Center, Mr. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Mr. Hurley was previously appointed as a director on March 30, 2007, for a term that expired on December 31, 2008. Mr. Hurly was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board. Mr. Hurley was elected to an additional term on the board of directors in November 2009, and his current term will expire on December 31, 2013.

        Jay F. Malcynsky (Vice Chair), age 56, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director of the Bank on March 30, 2007, and his current term as a director will expire on December 31, 2012.

Audit Committee Financial Expert

        The Bank has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the the Securities Exchange Act of 1934. The members of the Audit Committee are Stephen F. Christy (chair), Andrew J. Calamare (vice chair), Patrick E. Clancy, Kevin M. McCarthy, Gerald T. Mulligan, and Jan A. Miller (ex officio). The board has determined that Director Gerald T. Mulligan is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Mulligan is not an auditor or accountant for the Bank, does not perform fieldwork, and is not an employee of the Bank. In accordance with the SEC's safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 14—Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Mulligan's independence.

Report of the Audit Committee

        The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of the Bank's financial reporting, (2) the establishment of an adequate administrative, operating, and internal accounting control system, (3) the Bank's compliance with legal and regulatory requirements, (4) the independent registered public accounting firm's independence, qualifications, and performance, (5) the independence and performance of the Bank's internal audit function, and (6) the Bank's compliance with internal policies and procedures. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows.

        The Audit Committee has reviewed and discussed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles used, the reasonableness of significant accounting judgments and estimates, and the clarity of disclosures in the financial statements. In addressing the quality of management's accounting judgments, members of the Audit Committee asked for representations and reviewed certifications prepared by the chief executive officer and chief financial officer that the audited financial statements of the Bank present, in all material respects, the financial condition and results of operations of the Bank, and have expressed to both management and the independent registered public accounting firm their general preference for conservative policies when a range of accounting options is available. In meeting with the independent registered public accounting firm, the Audit Committee asked them to address and discuss their responses to several questions that the Audit Committee believes are particularly relevant to its oversight. These questions include:

  •
  Are there significant judgments or estimates made by management in preparing the financial statements that would have been made differently had the independent registered public accounting firm themselves prepared and been responsible for the financial statements?

  •
  Based on the independent registered public accounting firm's experience, and their knowledge of the Bank, do the Bank's financial statements present fairly, with clarity and completeness, the Bank's financial position and performance for the reporting period in accordance with GAAP and SEC disclosure requirements?

  •
  Based on the independent registered public accounting firm's experience, and their knowledge of the Bank, has the Bank implemented internal controls and internal audit procedures that are appropriate for the Bank?

        The Audit Committee believes that by focusing its discussions with the independent registered public accounting firm, it promotes a meaningful discussion that provides a basis for its oversight judgments.

        The Audit Committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standard (SAS) No. 114, The Auditors Communication with Those Charged with Governance. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence.

        In performing all of these functions, the Audit Committee acts in an oversight role. It relies on the work and assurances of the Bank's management, which has primary responsibility for the financial statements and reports, and of the independent registered public accounting firm, who, in their report, express an opinion on the conformity of the Bank's annual financial statements to GAAP.

        In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2009, for filing with the SEC.

Audit Committee

Stephen F. Christy, Chair;
Andrew J. Calamare, Vice Chair;*
Patrick E. Clancy;*
Kevin M. McCarthy;
Gerald T. Mulligan; and
Jan A. Miller (ex officio)

*
Independent Director

Executive Officers

        The following table sets forth the names, titles, and ages of the executive officers of the Bank:

Name	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	51
M. Susan Elliott	Executive Vice President and Chief Business Officer	55
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	48
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	61
Earl W. Baucom	Senior Vice President and Chief Operations Officer	63
George H. Collins	Senior Vice President and Chief Risk Officer	50
Ellen M. McLaughlin	Senior Vice President, General Counsel, and Corporate Secretary	58
Brian G. Donahue	First Vice President, Controller and Chief Accounting Officer	43

        Edward A. Hjerpe III has been president and chief executive officer of the Bank since July 2009. Mr. Hjerpe came to the Bank from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining the Bank. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008, and both president and chief operating officer of the New England Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked at the Bank from 1988 to 1997, first as senior vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as chair of the board of trustees of St. Anselm College in Manchester, New Hampshire, as well as on the board of Dental Services of Massachusetts. He also served on the board of the United Way of Fall River. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

        M. Susan Elliott has served as executive vice president and chief business officer of the Bank since October 2009. Prior to assuming that position, Ms. Elliott had served as executive vice president of member services since January 1994. She previously served as senior vice president and director of marketing from August 1992 to January 1994. Ms. Elliott joined the Bank in 1981. Ms. Elliott holds a B.S. from the University of New Hampshire and an M.B.A. from Babson College.

        Frank Nitkiewicz has served as executive vice president and chief financial officer since January 2006. Prior to assuming that position, Mr. Nitkiewicz had served as senior vice president, chief financial officer, and treasurer of the Bank from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined the Bank in 1991. He holds a B.S. and a B.A. from the University of Maryland and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

        Janelle K. Authur has served as senior vice president and executive director of human resources since November 2006, and was hired as first vice president and executive director of human resources in September 2005. Prior to employment at the Bank, Ms. Authur served as a consultant and principal of The Ledgefield Group, LLC, and was director of labor and employee relations for the University of Massachusetts Medical School from April 2000 to April 2004. Ms. Authur also served as human resources manager and director of human resources for The Blade Newspaper. Ms. Authur holds a B.S. in education from the University of Texas at Austin. She has been certified as a Professional in Human Resources since 1996.

        Earl W. Baucom has served as senior vice president and chief operations officer since February 2010. Prior to assuming that position, Mr. Baucom had served as senior vice president and chief accounting officer since November 2006, and was hired as first vice president and chief accounting officer in October 2005. Prior to joining the Bank, he worked for six years as senior vice president and controller for John Hancock Financial Services, Inc. Prior to John Hancock, he served as senior vice president and chief financial officer of Franklin Life Insurance Company; senior vice president and chief financial officer of National Liberty Corporation; and senior manager with Ernst & Young. Mr. Baucom earned a B.S. in Accounting from the University of North Carolina-Charlotte and is a certified public accountant.

        George H. Collins has served as senior vice president and chief risk officer since November 2006. Prior to assuing that position, Mr. Collins had served as first vice president, director of market risk management from 2005 to 2006. Mr. Collins joined the Bank in July 2000 as vice president and assistant treasurer. He holds a B.S. in applied mathematics and economics from the State University of New York at Stony Brook.

        Ellen M. McLaughlin has been senior vice president, general counsel, and corporate secretary of the Bank since August 2004. Prior to assuming that position, Ms. McLaughlin had served as vice president, associate general counsel from 2000 to July 2004. Ms. McLaughlin joined the Bank in 1990. She earned a J.D. from Suffolk University Law School and an L.L.M. from Boston University School of Law. She is a member of the Massachusetts Bar Association.

        Brian G. Donahue has served as first vice president, controller and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue had served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, as assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions at the Bank from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining the Bank in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned his B.B.A. from James Madison University and his M.B.A. from Boston University, and is a certified public accountant.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

        The Bank attracts, rewards, and retains senior managers, including its president, chief financial officer, and three other most highly-compensated executive officers (the Named Executive Officers), by offering a total rewards package that includes base salary as a core component, annual cash incentives, qualified and nonqualified retirement plans, and certain perquisites. Compensation program objectives are set forth in the Bank's Total Rewards Philosophy which was used in determining the total rewards packages for the Named Executive Officers for 2009. Total rewards packages, including base salary, annual cash incentives, and retirement plans, were set comparable to the median total rewards package for matched positions in the appropriate peer group, with flexibility to pay above or below the market median for tenure, performance, and experience. Cash incentive compensation, an element of total compensation providing the Personnel Committee flexibility to adjust total compensation based on the committee's assessment of the Bank's and each Named Executive Officer's final goal achievement, is generally determined in accordance with that year's annual executive incentive plan. In 2009, however, no executive incentive plan was offered principally due to the Bank's annual net loss for the year ended December 31, 2008, and continuing losses and expectations of losses through 2009. No alternative cash compensation was remunerated to the Named Executive Officers in 2009 other than a bonus that was awarded to M. Susan Elliot, executive vice president and chief business officer, based on her service as interim president and chief executive officer. All compensation actions involving the Named Executive Officers are subject to the prior review of the Finance Agency.

The Bank's Compensation Committee

        Pursuant to a charter approved by the Bank's board of directors, the Personnel Committee (the Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support the Bank's business objectives. The Committee sets the compensation philosophy for the Bank, including that of the Named Executive Officers. The Committee reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the Named Executive Officers may participate.

The members of the Committee are:

  Mark E. Macomber, Chair;
  A. James Lavoie, Vice Chair;
  Joan Carty;
  Steven A. Closson;
  Jay F. Malcynsky; and
  Jan A. Miller (ex officio).

Compensation Committee Interlocks and Insider Participation

        No member of the Committee has at any time been an officer or employee of the Bank. None of the Bank's executive officers has served or is serving on the Bank's board of directors or the compensation committee of any entity whose executive officers served on the Committee or the Bank's board of directors.

Compensation Committee Report

        The Committee serves as the Bank's Compensation Committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the Bank's annual report on the Form 10-K for the fiscal year ending December 31, 2009.

Objectives of the Bank's Compensation Program and What it is Designed to Reward

        The Bank is committed to providing a compensation package that enables it to attract, reward, motivate, and retain highly skilled executive officers, including the Named Executive Officers, who make significant contributions to the success of the business of the Bank.

        In 2006, the Bank, with the approval of the Committee and board of directors, retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of a "Total Rewards Philosophy" for the Bank. The board approved the Total Rewards Philosophy in November 2006, and its principles have been the basis for determining total compensation for the Named Executive Officers since that time, subject to the Finance Agency's review since mid-2008 as described under—Finance Agency Oversight—Executive Compensation in this Item.

        The Total Rewards Philosophy defines the Bank's compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of the Bank's compensation and benefits programs. The Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with the Bank's overall business objectives, the competitive market, and the Bank's financial condition.

        At the time compensation decisions for the Named Executive Officers were made for 2009, the Total Rewards Philosophy provided for a total compensation and benefits package for employees, including the Named Executive Officers, that:

  •
  is tailored to the unique cooperative structure of the Bank and the FHLBank System;

  •
  directly links total rewards opportunities to the Bank's mission, annual and long-term business strategies, and to a combination of Bankwide, business unit/team and individual performance objectives;

  •
  is competitive in the marketplace in which the Bank competes and therefore enables the Bank to attract, retain, motivate, and reward talent; and

  •
  delivers an optimal mix of compensation and benefits to maximize the total value derived and perceived by different employee groups while maximizing the cost-effectiveness to the Bank.

        Since compensation decisions were made for 2009, the Total Rewards Philosophy has been updated to reflect the current labor market and be consistent with the Finance Agency's advisory bulletin on executive compensation principles. Such principles are described under—Finance Agency Oversight—Executive Compensation in this Item.

        The labor market in which the Bank competes for senior managers, including the Named Executive Officers, is far broader in scope than only the FHLBank System or other GSEs, such as Fannie Mae and Freddie Mac. In fact, the Bank must compete directly with financial institutions in the private sector to attract and retain the most qualified and highly sought after staff. The local financial services labor market is dominated by traditionally high-paying asset-management firms that may be labor market competitors even though they are not business competitors. As a result, the Bank may, at times, have to expand recruiting efforts to a regional or national basis to acquire Named Executive Officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage-purchase operation. For these reasons, the Bank must be positioned to offer a competitive compensation package to attract and retain talented managers. When setting compensation levels, the Bank also considers the high cost of living in the Boston area.

        The Total Rewards Philosophy defines two primary competitive peer groups for the Named Executive Officers: commercial/regional banks and the FHLBank System. Both peer groups are considered in setting the total rewards package, with the FHLBanks as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of services and are scattered among urban and smaller-city locations, which impacts labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all of the FHLBanks in the FHLBank System generally must rely on a similar total rewards package for the Named Executive Officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors.

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

Elements of the Bank's Compensation Plan and Why Each Element is Selected

        Historically, the Bank has compensated the Named Executive Officers through a package that consists of a mix of base salary, annual cash incentives, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. These elements are discussed in greater detail below. Due to its cooperative structure, the Bank cannot offer equity-based compensation programs, so it has used higher base salaries, an annual cash award, and strong retirement benefits to keep its compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The Named Executive Officers may also be provided with certain additional perquisites. In 2009, no executive incentive plan was offered to the Named Executive Officers for the reasons more fully discussed under—Executive Incentive Plan in this Item, and no annual cash incentives or alternative cash compensation was paid to any Named Executive Officer other than Ms. Elliott in recognition of her service as interim president and chief executive officer.

        The Total Rewards Philosophy provides that the Bank's total rewards package, including that for Named Executive Officers, should be comparable to the median total rewards package for matched positions in the appropriate peer group, with flexibility to pay above or below the market median for tenure, performance, and experience. In general, the Committee set 2009 base salaries for each of the Named Executive Officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable to the median total rewards package at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus short-term incentives, would be comparable to the median total cash compensation of the Named Executive Officer's peers at other FHLBanks, particularly the FHLBanks of Atlanta, Chicago, Dallas, New York, and San Francisco, since these FHLBanks are also located in high cost of living urban areas. The Committee considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and short- and long-term cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System.

How the Bank Determines the Amount for Each Element of the Bank's Compensation Plan

        The board of directors sets annual goals and objectives for the chief executive officer. At the end of the year, the chief executive officer provides the Committee with a self-assessment of his corporate and individual achievements. Based on the Committee's evaluation of his performance and review of competitive market data for defined peer groups, the Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other Named Executive Officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Committee regarding appropriate compensation. The Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate.

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

Base Salary

        Base salary is the core component of the total rewards packages for the Named Executive Officers. Base salary adjustments for all Named Executive Officers are considered at least annually as part of the yearend annual performance review process and more often if considered necessary by the Committee during the year, such as in recognition of a promotion or to ensure internal equity. The Named Executive Officers' base salaries are subject to the Finance Agency's review as described under—Finance Agency Oversight—Executive Compensation in this Item.

        In 2008, the Bank participated in, and used the results of, the annual FHLBank System survey of key positions. The Bank also participated in, and used the results of, the 2008 Federal Home Loan Bank Survey, a proprietary survey conducted by McLagan, on behalf of the FHLBanks. The Bank worked with McLagan to match several of the positions held by the Named Executive Officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2008 Finance and Business Services Survey. Named Executive Officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions that the Named Executive Officers would be qualified for at the external firm as well as positions at the firm that the Bank would consider when recruiting for experienced executives. This approach generally resulted in the Bank comparing the Named Executive Officers to divisional rather than overall heads of businesses and functions.

        The Committee reviewed market data from the annual FHLBank System survey of key positions and the McLagan Federal Home Loan Bank Survey in determining and recommending 2009 base salaries for all of the Named Executive Officers. The Committee also considered the recommendations of Michael A. Jessee, president and chief executive officer of the Bank until April 30, 2009, for his direct reports, including individual performance, tenure, experience, and complexity of the Named Executive Officer's position in setting 2009 base salaries. Mr. Jessee recommended merit increases in base salary for Ms. Elliott and Mr. Baucom based on 2008 performance and consistent with merit increases granted to Bank staff. Mr. Jessee recommended a significant increase to base salary for Mr. Collins in recognition of the responsibility over the credit department that Mr. Collins assumed in 2007, his performance in addressing the Bank's challenges arising from its investments in private-label MBS, and to adjust his base salary to be comparable with Bank officers of commensurate responsibilities. Mr. Jessee recommended that Mr. Nitkiewicz receive no base salary increase for 2009 primarily based on the large growth throughout 2008 in unrealized losses on the Bank's held-to-maturity portfolio of private-label MBS. The Committee similarly recommended no base salary increase for Mr. Jessee for the same reason. Adjustments to base salary for those Named Executive Officers receiving an increase were effective as of January 1, 2009 following Finance Agency review, as described below under—Finance Agency Oversight of Executive Compensation in this Item.

        In determining and recommending the base salary for Edward A. Hjerpe III, the Bank's president and chief executive officer since July 1, 2009, the Committee considered the total cash compensation and perquisites of the president and chief executive officers at the eleven other FHLBanks and Mr. Hjerpe's background and relevant experiences.

        The following is a representative, consolidated list of survey participants that were included by McLagan in the commercial/regional banks peer group.

AIB Capital Markets	DZ Bank	Nordea Bank
Australia & New Zealand Banking Group	Fannie Mae	PNC Bank
Banco Bilbao Vizcaya Argentaria	Fifth Third Bank	Prudential Financial
Bank Hapoalim	First Tennessee Bank/ First Horizon	Rabobank Nederland
Bank of America	Fortis Financial Services LLC	Regions Financial Corporation
Bank of China	Freddie Mac	Royal Bank of Canada
Bank of the West	GE Commercial Finance	Royal Bank of Scotland (Including ABN Amro)
Bank of Tokyo—Mitsubishi UFJ	GMAC	Skandinaviska Enskilda Banken
Bayerische Landesbank	HSBC Bank	Societe Generale
BMO Financial Group	HSBC Global Banking and Markets	Sovereign Bank
BNP Paribas	HSBC HTS GMB & INV	Standard Bank
BOK Financial Corporation	Hypo Vereinsbank	Standard Chartered Bank
Branch Banking & Trust Co.	ING	State Street Bank & Trust Company
Brown Brothers Harriman & Co.	JP Morgan Chase	Sumitomo Mitsui Banking Corporation
Calyon	KBC Bank	SunTrust Banks
Capital One	KeyCorp	SVB Financial Group
CIBC World Markets	Landesbank Baden-Wuerttemberg	The Bank Of New York Mellon
Citi Global Consumer Group	Lloyds TSB	The CIT Group
Citigroup	M&T Bank Corporation	The Northern Trust Corporation
Citizens Bank	Marshall & Ilsley Corporation	The Sumitomo Trust & Banking Co., Ltd.
City National Bank	Metropolitan Life Insurance Company	Union Bank of California
Commerzbank	Mitsubishi UFJ Trust & Banking Corporation (USA)	Wachovia Corporation
Compass Bancshares, Inc.	Mizuho Corporate Bank, Ltd.	Washington Mutual
Countrywide Financial Corp.	National Australia Bank	Wells Fargo Bank
Credit Industriel et Commercial	Natixis	Westpac Banking Corporation
Dexia	Nomura Securities	Wilmington Trust Company
Dresdner Kleinwort	Nord/LB

        Data from international banks only contained results from their U.S. operations.

No Executive Incentive Plan was Adopted in 2009

        Historically, the Bank has also offered the Named Executive Officers annual cash incentives pursuant to executive incentive plans (EIPs) which must be adopted by the board of directors on an annual basis. EIPs have been used in the past to promote achievement of the Bank's financial plan and strategic objectives by aligning annual cash incentive opportunities for the Bank's corporate officers, including the Named Executive Officers, with the Bank's short-term financial performance and strategic direction. These awards were also designed to facilitate retention and commitment of key executives. EIPs have included specific goals, including profitability, business growth, and regulatory examination results goals for each of the corporate officers, including the Named Executive Officers. However, no executive incentive plan was offered in 2009 principally due to the Bank's annual net loss for the year ended December 31, 2008, and continuing losses and expectations of losses through 2009.

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

        The Committee believes that the Thrift BEP, together with the Pension BEP, provide additional retirement benefits that are necessary for the Bank's total rewards package to remain competitive, particularly compared with labor market competitors who may offer equity-based compensation and/or long-term incentives. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

        All benefits payable under the Pension and Thrift BEPs are paid solely out of the general assets of the Bank, or from assets set aside in "rabbi trusts" subject to the claims of the creditors of the Bank in the event of the Bank's insolvency.

Perquisites

        Taxable fringe benefits and perquisites for the Named Executive Officers may include the value of financial planning services (all but Mr. Hjerpe), supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), automobile and airline program memberships, spouse travel during Bank business, and parking or a 100 percent mass transportation subsidy. Mr. Jessee was also eligible for club memberships and the personal use of a Bank automobile. As additional incentives to recruit Mr. Hjerpe as president and chief executive officer of the Bank, Mr. Hjerpe is eligible for the personal use of a Bank automobile and reimbursement up to a maximum of $4,000 per month to lease an apartment for up to one year from his initial date of employment, which was July 1, 2009, after which period the board of directors has agreed to re-evaluate this apartment reimbursement benefit. The Committee believes that the perquisites offered to the Named Executive Officers are reasonable and are necessary for the Bank's total compensation package to remain competitive and, in the case of Mr. Hjerpe, were a necessary recruitment tool.

Change-in-Control Agreement

        As an additional incentive to recruit Mr. Hjerpe as president and chief executive officer of the Bank, the board of directors caused the Bank to enter into a change-in-control agreement (the Change in Control Agreement), which is filed with this report as Exhibit 10.10. The board had determined that having the Change in Control Agreement in place would be an effective recruitment and retention tool since the events under which it provides payment to Mr. Hjerpe would provide a measure of protection to Mr. Hjerpe in the instance of the Bank's relocation in excess of 50 miles or his termination of employment or material diminution in duties or base compensation resulting from merger, consolidation, reorganization, sale of all or substantially all of the Bank's assets, or the liquidation or dissolution of the Bank. Under the terms of the Change of Control Agreement, in the event that either:

  •
  Mr. Hjerpe terminates his employment with the Bank for a Good Reason (as defined in the Change in Control Agreement) that is not remedied within certain cure periods by the Bank; or

  •
  the Bank (or the Bank's successor in the event of a reorganization) terminates Mr. Hjerpe without Cause (as defined by the Change in Control Agreement).

        The Bank has agreed to pay Mr. Hjerpe an amount equal to his annualized base salary at the time of such termination to be paid in equal installments over the following 12 months according to the Bank's regular payroll cycle during such period. Notwithstanding the foregoing, the Bank's obligation to pay Mr. Hjerpe such amount will be subject to Mr. Hjerpe's execution of the Bank's standard release of claims agreement and the Bank's compliance with applicable statutory and regulatory requirements at the time such payment would otherwise be made. Payments to Mr. Hjerpe under the Change and Control Agreement are in lieu of any severance payments that would be otherwise payable to him by the Bank.

Bonus to Interim President and Chief Executive Officer

        M. Susan Elliott, executive vice president and chief business officer, was awarded a $25,000 bonus in recognition of her services and contributions during her term as interim president and chief executive officer of the Bank, which commenced on May 1, 2009, and concluded on June 30, 2009.

Modification to Former President and Chief Executive Officer's Severance Compensation

        The Finance Agency ordered the Bank to limit the payment of salary-based severance to Michael A. Jessee, former president and chief executive officer of the Bank, to 12 months of such payments rather than the awarded 18 months following the date of his retirement. The Bank and Mr. Jessee entered into an amendment to the agreement accordingly, this resulted in a reduction in compensation of $315,000.

Employment Status and Severance Benefits

        Pursuant to the FHLBank Act, the Bank's employees, including the Named Executive Officers as of December 31, 2009, are "at will" employees. Each may resign his or her employment at any time and the Bank may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under the Bank's severance policy, as revised and approved by the board of directors in February 1997, all regular full- and part-time Bank employees who work at least 1,000 hours per year whose employment is terminated involuntarily, or by mutual agreement for reasons other than "cause," are provided with severance packages reflecting their status in the organization and tenure with the Bank. The severance policy does not constitute a contractual relationship between the Bank and the Named Executive Officers, and the Bank reserves the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

        To receive this severance benefit, individuals must agree to execute a general release of the Bank. In addition and at its sole discretion, the Bank may provide outplacement, extended benefits, counseling, and/or such other services as may assist in ensuring a smooth career transition. Any of these variations would require the approval of the chief executive officer.

        As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy unless he has received payments under the Change in Control Agreement in lieu of any severance payments that would otherwise be payable to him by the Bank. Based on their statuses as executive officers of the Bank, Mr. Nitkiewicz, Ms. Elliott, Mr. Baucom, and Mr. Collins are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on tenure of employment at the Bank. All severance packages for executive officers, including the Named Executive Officers, must have the approval of the chief executive officer and the Committee prior to making any award under the severance policy.

Finance Agency Oversight of Executive Compensation

        The Finance Agency provides certain oversight of FHLBank executive officer compensation. Section 1113 of HERA requires that the Director of the Finance Agency prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the Finance Agency has directed the FHLBanks to submit all compensation actions involving a Named Executive Officer to the Finance Agency for review at least four weeks in advance of any planned board of director decision with respect to those actions. Further to this responsibility, the Finance Agency has issued an advisory bulletin on executive compensation that establishes certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that:

  •
  executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

  •
  executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock;

  •
  a significant percentage of executive incentive-based compensation should be tied to the Bank's longer-term condition and performance and outcome indicators;

  •
  a significant percentage of executive incentive-based compensation that is linked to the Bank's financial performance should be deferred and made contingent upon performance over several years; and

  •
  the board of directors should promote accountability and transparency in the process of setting compensation.

        The Committee updated the Total Rewards Philosophy consistent with these principles in 2009 which updated philosophy is applicable to 2010 compensation decisions.

        In addition, under other provisions of HERA, the Finance Agency has issued certain regulations and proposed regulations that could impact Named Executive Officer compensation, including a regulation regarding golden parachute payments that may be used to restrict or prohibit certain post-termination compensation. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments for a discussion of such regulations and proposed regulations that have been issued or proposed during the period covered by this report.

Compensation Tables

        The following table sets forth all compensation received from the Bank for the years ended December 31, 2009, 2008, and 2007, by the Bank's Named Executive Officers.

Summary Compensation Table for 2009, 2008 and 2007

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Edward A. Hjerpe III(6)	2009	$275,000	$—	$—	$110,000	$38,317	$423,317
President and
Chief Executive Officer
Michael A. Jessee(7)	2009	210,000	—	—	3,059,988	681,789	3,951,777
Former President and	2008	630,000	—	—	1,437,000	110,847	2,177,847
Chief Executive Officer	2007	600,000	22,500	350,880	742,000	100,646	1,816,026
Frank Nitkiewicz	2009	305,000	—	—	166,000	20,429	491,429
Executive Vice President	2008	305,000	—	—	210,000	27,453	542,453
and Chief Financial Officer	2007	290,000	—	119,761	77,000	24,175	510,936
M. Susan Elliott	2009	294,000	25,000	—	364,000	23,847	706,847
Executive Vice President	2008	284,000	—	28,400	359,000	28,637	700,037
and Chief Business Officer	2007	270,000	—	127,281	151,000	24,293	572,574
Earl W. Baucom	2009	255,000	—	—	122,000	12,404	389,404
Senior Vice President and	2008	246,500	—	22,979	93,000	11,231	373,710
Chief Operations Officer	2007	235,000	—	97,048	112,000	8,680	452,728
George H. Collins(8)	2009	250,800	—	—	124,000	15,789	390,589
Senior Vice President and
Chief Risk Officer

(1)
Amounts shown are not reduced to reflect the Named Executive Officers' elections, if any, to defer receipt of salary into a defined contribution plan or the Thrift BEP.

(2)
Amount shown for Mr. Jessee in 2007 represents a bonus in addition to the award he received for Executive Incentive Plan goal achievement in recognition of his integral role in the Bank's strong performance in 2007. For Ms. Elliott, amount shown represents a bonus in recognition of Ms. Elliott's service in 2009 as interim president and chief executive officer.

(3)
Represents amounts paid under the Bank's Executive Incentive Plan during 2009 in respect of service performed in 2008, and during 2008 in respect of service performed in 2007. No Executive Incentive Plan was offered in 2009.

(4)
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

(5)
See the Other Compensation Table below for amounts, which include the Bank's match on employee contributions to the Thrift BEP and 401(k) plans, insurance premiums paid by the Bank with respect to supplemental life insurance, perquisites, and payments on termination of employment.

(6)
Mr. Hjerpe's 2009 compensation is reflective of his commencement of employment with the Bank on July 1, 2009.

(7)
Mr. Jessee's 2009 compensation was earned through April 30, 2009, the date of his retirement from the Bank.

(8)
Mr. Collins' 2008 and 2007 compensation amounts are not included as he was not a Named Executive Officer in those years.

 Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(a)	Insurance Premiums	Perquisites(b)	Severance	Payout For Unused Vacation	Total
Edward A. Hjerpe III	2009	$16,500	$—	$21,817	$—	$—	$38,317
Michael A. Jessee	2009	12,600	2,652	16,329	630,000	20,208	681,789
	2008	60,203	7,960	42,684	—	—	110,847
	2007	54,000	7,110	39,536	—	—	100,646
Frank Nitkiewicz	2009	18,300	2,129	—	—	—	20,429
	2008	25,486	1,967	—	—	—	27,453
	2007	22,380	1,795	—	—	—	24,175
M. Susan Elliott	2009	19,344	4,503	—	—	—	23,847
	2008	24,677	3,960	—	—	—	28,637
	2007	20,821	3,472	—	—	—	24,293
Earl W. Baucom	2009	12,404	—	—	—	—	12,404
	2008	11,231	—	—	—	—	11,231
	2007	8,680	—	—	—	—	8,680
George H. Collins	2009	15,789	—	—	—	—	15,789

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

  Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2009, the maximum elective deferral amount was $16,500 (or $22,000 per year for participants who attain age 50 in 2009), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $14,700 (three percent multiplied by two multiplied by the $245,000 compensation limit). As of the date of the Form 10-K, all of the Named Executive Officers, other than Mr. Jessee, participate in the Pentegra Defined Contribution Plan.
  A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(b)
Amount for Mr. Jessee includes the following perquisites: financial planning services, personal use of a Bank-owned vehicles, an automobile allowance in lieu of the use of a Bank-owned vehicle, club memberships, spousal travel expenses and a personal computer. Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, reimbursement for apartment expenses, parking, reimbursement for mass transportation, and spousal travel expenses.

Retirement Plan

        The following table sets forth the pension benefits for the fiscal year ended December 31, 2009, for the Bank's Named Executive Officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2009
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	17.67	(3)	$425,000	$—
	Pension BEP	0.50		13,000	—
Michael A. Jessee	Pentegra Defined Benefit Plan	31.75	(4)	—	2,111,309
	Pension BEP	32.33	(5)	—	8,100,679
Frank Nitkiewicz	Pentegra Defined Benefit Plan	17.83		415,000	—
	Pension BEP	18.83		420,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	27.58		978,000	—
	Pension BEP	28.08		857,000	—
Earl W. Baucom	Pentegra Defined Benefit Plan	3.17		164,000	—
	Pension BEP	4.17		169,000	—
George H. Collins	Pentegra Defined Benefit Plan	11.83	(6)	292,000	—
	Pension BEP	12.33	(7)	156,000	—

(1)
Equals number of years of credited service as of December 31, 2009.

(2)
Includes amounts which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested. See Item 8—Financial Statements and Supplementary Data—Financial Statements—Note 16—Employee Retirement Plans to the Financial Statements for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 10.59 years of service at the FHLBank of Boston and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan participants.

(4)
Number of years of credited service for the Pentegra Defined Benefit Plan is through April 30, 2009, and includes 11.83 years of service at the FHLBank of San Francisco.

(5)
Number of years of credited service for the Pension BEP is through April 30, 2009 and includes recognition of 12.42 years of service at the FHLBank of San Francisco. The years of credited service for the Bank are through April 30, 2009.

(6)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(7)
Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

        Benefits under both the Pentegra Defined Benefit Plan and the Pension BEP vary based on the timing of the participant's hire, as described in this section. All the Named Executive Officers were hired prior to January 9, 2006, except for Mr. Hjerpe who was hired effective July 1, 2009.

        The Bank participates in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the Named Executive Officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of the Bank's waiting period, which is one year of service with the Bank. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the Named Executive Officers, excluding Mr. Jessee, are participants in the Pentegra Defined Benefit Plan and are vested in their benefits pursuant to the plan's provisions.

        Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary, subject to the applicable IRC limits on annual earnings ($245,000 for 2009). For participants hired prior to January 9, 2006, the benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. For the other participants, the benefit is calculated as 1.50 percent multiplied by the participant's years of benefit service multiplied by the high five-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70", then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for participants hired prior to January 9, 2006, and, for the other participants, the benefit is reduced by an actuarial equivalency factor for each year that payments commence before age 65.

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

  •
  recognizing the participant's full tenure with the Bank or any other employer participating in the Pentegra Defined Benefit Plan from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, for each Named Executive Officer who was a participant before January 1, 2009, and for all other participants, recognizing only the participant's years of service with the Bank from initial date of employment with the Bank, but disregarding prior service of participants who were re-employed by the Bank and received a full distribution of the Pension BEP benefit at the time of termination;

  •
  applying an increased benefit accrual rate of 2.375 percent of the participant's highest three-year average salary, multiplied by the participant's total benefit service, for those whose most recent date of hire by the Bank is prior to January 9, 2006, and who have continuously been an Executive Officer since January 1, 2008, and, for all other participants, applying the same accrual rate and average salary as the participant is eligible to receive under the Pentegra Defined Benefit Plan; and

  •
  reducing the participant's actual accrued benefit from the Pentegra Defined Benefit Plan. As in the Pentegra Defined Benefit Plan for those employees hired before January 9, 2006, benefits from the Pension BEP are reduced by an early retirement factor of, for participants hired prior to January 9, 2006, three percent per year, and for the other participants, benefits are reduced by an actuarial equivalency factor for each year that payments commence before age 65, or, for all participants, benefits are reduced by an early retirement factor of one and a half percent if the participant satisfies the Rule of 70.

        Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year, or five-year average salary, as applicable, as follows: Mr. Hjerpe and Mr. Jessee, 80 percent as president and former president, respectively; Mr. Nitkiewicz and Ms. Elliott, 70 percent as executive vice presidents; and Mr. Baucom and Mr. Collins, 65 percent as senior vice presidents. All benefits payable under the Pension BEP are paid solely from either the general assets of the Bank or from assets held in a "rabbi trust" subject to the claims of the creditors of the Bank in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that the Bank contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP Rabbi Trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

        The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2009, for the Bank's Named Executive Officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Year(1)	Bank Contributions in Year Ended December 31, 2009(2)	Aggregate Earnings in Year Ended December 31, 2009	Aggregate Withdrawals/ Distributions(3)	Aggregate Balance at December 31, 2009
Edward A. Hjerpe III	$8,250	$1,800	$535	$—	$10,585
Michael A. Jessee	6,300	378	26,968	(1,264,035)	—
Frank Nitkiewicz	15,250	3,600	6,429	(458,999)	22,305
M. Susan Elliott	33,660	4,644	24,156	(564,868)	38,739
Earl W. Baucom	13,787	1,379	5,054	(99,418)	—
George H. Collins	1,140	1,368	2,035	(22,190)	4,053

(1)
Amounts are also reported as salary in the Summary Compensation Table above.

(2)
Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

(3)
In 2008, the Bank offered a final transition election as permitted under Internal Revenue Code Section 409(A) to all Thrift BEP participants, including the Named Executive Officers. The transition election allowed participants to change the time and form of payment for all existing fund balances provided the election did not cause payments to be made in 2008 or affect payments otherwise scheduled to be made in 2008. All of the Named Executive officers, except Mr. Hjerpe who was not yet employed by the Bank, elected to receive distribution of all existing balances in January 2009 and two elected to receive in-service distributions of 2008 EIP compensation payouts in 2009.

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

        The Thrift BEP provides participants an opportunity to defer taxation on income and to make-up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Committee and board of directors approve participation in the Thrift BEP. All of the Named Executive Officers, excluding Mr. Jessee, are current participants. All benefits payable under the Thrift BEP are paid solely from the general assets of the Bank or from assets held in a "rabbi trust" subject to the claims of the creditors of the Bank in the event of the Bank's insolvency. In 2009, the Thrift BEP was amended to require that the Bank contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010.

Post-Termination Payment

        The following table represents the amount that would be payable to the Named Executive Officers as of December 31, 2009, had their employment been terminated, either involuntarily or by mutual agreement, for reasons other than "cause" (for example poor performance, poor attendance, insubordination), on that date. Under the Bank's severance policy (and for Mr. Hjerpe, under the Change in Control Agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, and Ms. Elliott, the amount is equal to 12 months' base salary, for Mr. Baucom the amount is equal to six months' base salary and for Mr. Collins, the amount is equal to 9.23 months' base salary, all based on annual salary in effect on December 31, 2009.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$550,000
Frank Nitkiewicz	305,000
M. Susan Elliott	294,000
Earl W. Baucom	127,500
George H. Collins	192,923

(1)
Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)
Severance payments to Mr. Hjerpe may consist of either payments under the Bank's severance policy or under the Change in Control Agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

        The Bank pays members of the board of directors fees for each board and committee meeting that they attend. The Bank is a cooperative and its capital stock may only be held by current and former member institutions, so the Bank does not provide compensation to its directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during 2009 and 2008, along with the annual maximum compensation amounts for those years, are detailed in the following table:

Summary of the 2009 and 2008 Director Compensation Policies

	2009	2008
Fee per board meeting
Chair of the board	$6,750	$3,650
Vice chair of the board	6,125	2,850
Audit committee chair(1)	6,125	2,075
Other committee chairs(1)	5,500	2,075
All other board members	4,875	2,075
Fee per committee meeting	2,000	750
Fee per telephonic conference call	1,325	500
Annual maximum compensation amounts
Chair of the board	60,000	*
Vice chair of the board	55,000	*
Audit committee chair	55,000	*
Other committee chairs	50,000	*
All other board members	45,000	*

*
In accordance with the FHLBank Act, under the 2008 Director Compensation Policy, filed as Exhibit 10.7.1 with the Bank's annual report on Form 10-K for fiscal year 2007, filed with the SEC on March 20, 2008, director fees were subject to annual caps. These caps were $31,232 for the chair of the board, $24,986 for the vice-chair of the board, and $18,739 for each other director. However, HERA, which was enacted July 30, 2008, removed the statutory caps on FHLBank director compensation and required a standard of reasonableness in setting compensation for directors. In September 2008, McLagan reviewed the results of a study of director compensation at financial services firms with the FHLB System chairs and vice chairs. The study included analysis of director compensation at commercial banks, Farm Credit Banks, the 10 largest Farm Credit Associations, and S&P 1500 firms. McLagan recommended that the FHLBanks use a straight annual retainer at the low-end of what is used by commercial banks, in line with Farm Credit Banks, and on the high-end of Top 10 Farm Credit Associations. McLagan further recommended additional retainers of $5,000 to $10,000 per year for certain committee chairs and the chair of the board commensurate with additional responsibilities and meeting time. The additional retainers would be less than commercial banks and S&P 1500 firms but greater than Farm Credit Banks and the Farm Credit Associations. Based on this study and consistent with the intent of the majority of the other FHLBanks, the 2008 Director Compensation Policy was revised October 17, 2008, to remove all caps on director compensation. On December 12, 2008, the 2008 Director Compensation Policy was revised to add a cap on annual director compensation of $60,000 per director to ensure that the chair's compensation did not exceed $60,000 in 2008. Concurrent with the revisions of the 2008 Director Compensation Policy, directors were paid fees that would have been paid but for the original caps under the 2008 Director Compensation Policy but subject to the $60,000 cap imposed on December 12, 2008. Given the per meeting fees in the 2008 Director Compensation Policy, directors approved removal of the caps with the expectation that 2008 fees would not exceed $45,000 per director,

  $50,000 to $55,000 for committee chairs, $55,000 for the vice chair and $60,000 for the chair. No director exceeded those caps.

        In January 2009 the 2009 Director Compensation policy was approved including the caps included in the Directors Fees table above.

        The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2009 are detailed in the following table:

2009 Director Compensation

Fees Earned or Paid in Cash
Jan A. Miller, Chair	$60,000
Jay F. Malcynsky, Vice Chair	55,000
Andrew J. Calamare	45,000
Joan Carty	45,000
Stephen F. Christy	55,000
Patrick E. Clancy	50,000
Steven A. Closson	50,000
Arthur R. Connelly	45,000
Peter F. Crosby	45,000
John T. Eller	45,000
John H. Goldsmith	50,000
Cornelius K. Hurley*	41,700
A. James Lavoie	45,000
Mark E. Macomber	50,000
Kevin M. McCarthy	45,000
Edward T. Novakoff	45,000
Helen F. Peters*	22,500
R. David Rosato	50,000

$844,200

*
Ms. Peters resigned from the Bank's board of directors on April 10, 2009, and Mr. Hurley was appointed to fill the vacant position by the board of directors on April 16, 2009 to fill the remainder of Ms. Peters' term, which concluded December 31, 2009.

        Directors may elect to defer the receipt of meeting fees pursuant to the Bank's Thrift BEP. Please see discussion of Retirement and Deferred Compensation Plans above. In accordance with Finance Agency regulations and the FHLBank Act, the Bank has adopted a policy governing the payment or reimbursement of certain expenses incurred by members of the Bank's board of directors. Such paid and reimbursed board of director expenses aggregated to $230,000 for the year ended December 31, 2009.

        In October 2009, the Finance Agency issued a proposed rule on Directors' Compensation and Expenses to implement the associated provisions of HERA. The proposed rule would allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. The Bank does not anticipate that the final rule will have a material impact on the Bank's Director Compensation and/or expense policies.

        For 2010, the 2010 Director Compensation Policy, included with this report as Exhibit 10.7.4, provides for the following payments and compensation caps:

Summary of the 2010 Director Compensation Policy

2010 Director Compensation
Fee per board meeting(1)
Chair of the board	$7,750
Vice chair of the board	7,000
Audit committee chair	7,000
Other committee chairs	6,300
All other board members	5,575
Fee per committee meeting	2,000
Fee per telephonic conference call	1,325
Annual maximum compensation amounts
Chair of the board	60,000
Vice chair of the board	55,000
Audit committee chair	55,000
Other committee chairs	50,000
All other board members	45,000

(1)
For 2010, the annual maximum director compensation amounts remained the same as in 2009 but fees per board meeting increased due to a reduction in the number of scheduled board meetings in 2010. Fees for attendance at the annual shareholders' meeting were also eliminated.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The Bank is a cooperative, its members or former members own all of the outstanding capital stock of the Bank, and the directors of the Bank are elected by and a majority are from the Bank's membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. See Item 10—Directors, Executive Officers, and Corporate Governance for additional information on the election of the Bank's directors. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

        The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

        Member institutions, including affiliated institutions under common control of a single holding company, holding five percent or more of the outstanding capital stock of the Bank as of February 28, 2010, are noted in the following table.

Members Holding Five Percent or More of
Outstanding Capital Stock
(dollars in thousands)

Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A.*	$1,082,548	28.98%
111 Westminster Street
Providence, Rhode Island 02903
CW Reinsurance Company*	2,163	0.06
4500 Park Granada, CH-11
Calabasas, CA 91302
RBS Citizens, N.A.	515,748	13.81
One Citizens Plaza
Providence, Rhode Island 02903

*
Bank of America Rhode Island, N.A. and CW Reinsurance Company are subsidiaries of Bank of America Corporation.

        Additionally, due to the fact that a majority of the board of directors of the Bank is elected from the membership of the Bank, these elected directors serve as officers or directors of member institutions that own the Bank's capital stock. The following table provides capital stock outstanding to member institutions whose officers or directors were serving as directors of the Bank as of February 28, 2010 (dollars in thousands):

Member Name and Address	Capital Stock	Percent of Total Capital Stock
RBS Citizens, N.A.	$515,748	13.81%
One Citizens Plaza
Providence, Rhode Island 02903
Middlesex Savings Bank	24,745	0.66
6 Main Street
Natick, Massachusetts 01760
Wainwright Bank & Trust Company	12,081	0.32
63 Franklin Street
Boston, Massachusetts 02110
River Bank	11,825	0.32
30 Massachusetts Avenue
North Andover, MA 01845
Androscoggin Savings Bank	6,884	0.18
30 Lisbon Street
Lewiston, Maine 04240
Mascoma Savings Bank, FSB	6,544	0.18
67 North Park Street
Lebanon, New Hampshire 03766
The Savings Bank Life Insurance Company of	5,832	0.16
Massachusetts
1 Linscott Road
Woburn, Massachusetts 01801
Newport Federal Savings Bank	5,730	0.15
100 Bellevue Avenue
Newport, Rhode Island 02840
Passumpsic Savings Bank	3,793	0.10
124 Railroad Street
St. Johnsbury, Vermont 05819
Northwest Community Bank*	3,633	0.10
86 Main Street
Winsted, Connecticut 06098
Litchfield Bancorp*	2,679	0.07
294 West Street
Litchfield, Connecticut 06759

Total stock ownership by members whose officers or directors serve as directors of the Bank	$599,494	16.05%

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

        For the year ended December 31, 2009, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

        As of the date of this report, the Bank's board of directors is comprised of nine member directors and seven independent directors, each of whom are elected by the Bank's member institutions as discussed in Item 10—Directors, Executive Officers, and Corporate Governance. None of the Bank's directors is an "inside" director. That is, none of the Bank's directors is a Bank employee or officer. Further, the Bank's directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with the Bank from time to time in the ordinary course of the Bank's business.

Finance Agency Regulations Regarding Independence

        The Finance Agency regulations on director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the Finance Agency's regulations on these independence standards. As of March 18, 2010, each of the Bank's directors who serve on the Audit Committee was independent under these criteria.

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

        After applying the NYSE independence standards, the board determined that, as of March 18, 2010, the Bank's independent directors are independent, including Andrew J. Calamare, Joan Carty, Patrick E. Clancy, John H. Goldsmith, Cornelius K. Hurley, and Jay F. Malcynsky. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

        The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current member directors on the Bank's Audit Committee, including Stephen F. Christy (chair), Kevin M. McCarthy, Gerald T. Mulligan, and Jan A. Miller (ex officio) are independent under the NYSE standards for audit committee members. The board determined that both of the independent directors on the Bank's Audit Committee Andrew J. Calamare (vice chair) and Patrick E. Clancy, are independent under the NYSE independence standards for audit committee members. The board also determined that Director Gerald T. Mulligan is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 18, 2010, is not independent under NYSE standards. As stated above, the board determined that each director on the Audit Committee is independent under the Finance Agency's regulations applicable to the Bank's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Bank's financial statements for 2009 and 2008, as well as the fees billed by PricewaterhouseCoopers LLP for audit-related services rendered by PricewaterhouseCoopers to us during 2009 and 2008.

Audit Fees
(dollars in thousands)

	Year Ended December 31,
	2009	2008
Audit fees(1)	$942	$1,194
Audit-related fees(2)	—	28
All other fees(3)	44	77
Tax fees	—	—

Total	$986	$1,299

(1)
Audit fees consist of fees incurred in connection with the audit of the Bank's financial statements, review of quarterly or annual management's discussion and analysis, and review of financial information filed with the SEC.

(2)
Audit-related fees consist of fees related to accounting research and consultations, and operations reviews of new products and supporting processes.

(3)
All other fees consist of fees related to participation in and presentations at conferences and internal control reviews.

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

b)    Financial Statement Schedules

        None.

c)     Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on February 2, 2010
4	Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 4.1 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated on July 25, 2008, effective January 1, 2008*	Exhibit 10.2.4 to our Third Quarter 2008 Form 10-Q/A filed with the SEC on December 17, 2008
10.1.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009*	Exhibit 10.1.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.1.2	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009*	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.3	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009*	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on July 18, 2008, effective January 1, 2008*	Exhibit 10.2.3 to our Third Quarter 2008 Form 10-Q/A filed with the SEC on December 17, 2008
10.2.2	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009*	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009

Number	Exhibit Description	Reference
10.2.3	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009*	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.3	The Federal Home Loan Bank of Boston 2008 Executive Incentive Plan*	Exhibit 10.3.3 to our 2007 Form 10-K filed with the SEC on March 20, 2008
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston	Exhibit 10.4 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
10.5	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to Form 8-K filed with the SEC on June 23, 2006
10.7	The Federal Home Loan Bank of Boston 2008 Director Compensation Policy*	Exhibit 10.7.1 to our 2007 Form 10-K filed with the SEC on March 20, 2008
10.7.1	Federal Home Loan Bank of Boston 2008 Director Compensation Policy revised as of October 17, 2008*	Exhibit 10.2 to our Third Quarter 2008 Form 10-Q filed with the SEC on November 12, 2008
10.7.2	Federal Home Loan Bank of Boston 2008 Director Compensation Policy revised as of December 12, 2008*	Exhibit 10.7.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.7.3	The Federal Home Loan Bank of Boston 2009 Director Compensation Policy*	Exhibit 10.7.4 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.7.4	The Federal Home Loan Bank of Boston 2010 Director Compensation Policy*	Filed within this Form 10-K
10.8	Severance Agreement and General Release between Michael A. Jessee and the Federal Home Loan Bank of Boston dated December 31, 2008*	Exhibit 10.8 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.8.1	Amendment to Severance Agreement and General Release between Michael A. Jessee and the Federal Home Loan Bank of Boston dated April 30, 2009*	Exhibit 10.1 to our First Quarter 2009 Form 10-Q filed with the SEC on May 20, 2009
10.9	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009*	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.9.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009*	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009

Number	Exhibit Description	Reference
10.10	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009*	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Award to M. Susan Elliott*	Item 5.02 of our Form 8-K filed with the SEC on August 5, 2009.
10.12	United States Department of the Treasury Lending Agreement, dated September 9, 2008	Exhibit 10.1 to our Third Quarter 2008 Form 10-Q filed with the SEC on November 12, 2008
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K

*
Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 22, 2010	By:	/s/ EDWARD A. HJERPE III Edward A. Hjerpe III President and Chief Executive Officer
March 22, 2010	By:	/s/ FRANK NITKIEWICZ Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 22, 2010	By:	/s/ BRIAN G. DONAHUE Brian G. Donahue First Vice President, Controller and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2010	By:	/s/ ANDREW J. CALAMARE Andrew J. Calamare Director
March 22, 2010	By:	/s/ JOAN CARTY Joan Carty Director
March 22, 2010	By:	/s/ STEPHEN F. CHRISTY Stephen F. Christy Director
March 22, 2010	By:	/s/ PATRICK E. CLANCY Patrick E. Clancy Director
March 22, 2010	By:	/s/ STEVEN A. CLOSSON Steven A. Closson Director

March 22, 2010	By:	/s/ PETER F. CROSBY Peter F. Crosby Director
March 22, 2010	By:	/s/ JOHN T. ELLER John T. Eller Director
March 22, 2010	By:	/s/ JOHN H. GOLDSMITH John H. Goldsmith Director
March 22, 2010	By:	/s/ CORNELIUS K. HURLEY Cornelius K. Hurley Director
March 22, 2010	By:	/s/ A. JAMES LAVOIE A. James Lavoie Director
March 22, 2010	By:	/s/ MARK E. MACOMBER Mark E. Macomber Director
March 22, 2010	By:	/s/ JAY F. MALCYNSKY Jay F. Malcynsky Director
March 22, 2010	By:	/s/ KEVIN M. MCCARTHY Kevin M. McCarthy Director
March 22, 2010	By:	/s/ JAN A. MILLER Jan A. Miller Director
March 22, 2010	By:	/s/ GERALD T. MULLIGAN Gerald T. Mulligan Director
March 22, 2010	By:	/s/ EDWARD T. NOVAKOFF Edward T. Novakoff Director

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

        Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2009, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2009, the Bank's internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

        Additionally, the Bank's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ EDWARD A. HJERPE III Edward A. Hjerpe III President and Chief Executive Officer	/s/ FRANK NITKIEWICZ Frank Nitkiewicz Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Boston:

        In our opinion, the accompanying statements of condition and the related statements of operations, of capital, and of cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 22, 2010

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CONDITION
(dollars and shares in thousands, except par value)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$191,143	$5,735
Interest-bearing deposits	81	3,279,075
Securities purchased under agreements to resell	1,250,000	2,500,000
Federal funds sold	5,676,000	2,540,000
Investments:
Trading securities	107,338	63,196
Available-for-sale securities—includes $82,148 and $143,624 pledged as collateral at December 31, 2009 and 2008, respectively that may be repledged	6,486,632	1,214,404
Held-to-maturity securities includes $118,211 and $170,436 pledged as collateral at December 31, 2009 and 2008, respectively that may be repledged(a)	7,427,413	9,268,224
Advances	37,591,461	56,926,267
Mortgage loans held for portfolio, net of allowance for credit losses of $2,100 and $350 at December 31, 2009 and 2008, respectively	3,505,975	4,153,537
Accrued interest receivable	147,689	288,753
Resolution Funding Corporation (REFCorp) prepaid assessment	40,236	40,236
Premises, software, and equipment, net	5,840	5,841
Derivative assets	16,803	28,935
Other assets	40,389	38,964

Total Assets	$62,487,000	$80,353,167

LIABILITIES
Deposits:
Interest-bearing	$754,976	$600,481
Non-interest-bearing	17,481	10,589

Total deposits	772,457	611,070

Consolidated obligations, net:
Bonds	35,409,147	32,254,002
Discount notes	22,277,685	42,472,266

Total consolidated obligations, net	57,686,832	74,726,268

Mandatorily redeemable capital stock	90,896	93,406
Accrued interest payable	178,121	258,530
Affordable Housing Program (AHP) payable	23,994	34,815
Derivative liabilities	768,309	1,173,794
Other liabilities	202,333	25,059

Total liabilities	59,722,942	76,922,942

Commitments and contingencies (Note 19)
CAPITAL
Capital stock—Class B—putable ($100 par value), 36,431 shares and 35,847 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,643,101	3,584,720
Retained earnings (accumulated deficit)	142,606	(19,749)
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(90,060)	(130,480)
Net unrealized loss relating to hedging activities	(356)	(379)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(929,508)	—
Pension and postretirement benefits	(1,725)	(3,887)

Total accumulated other comprehensive loss	(1,021,649)	(134,746)

Total capital	2,764,058	3,430,225

Total Liabilities and Capital	$62,487,000	$80,353,167

(a)
Fair values of held-to-maturity securities were $7,422,681 and $7,584,782 at December 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF OPERATIONS
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
INTEREST INCOME
Advances	$664,647	$1,979,653	$2,304,104
Prepayment fees on advances, net	13,062	4,694	2,975
Interest-bearing deposits	10,855	178	3
Securities purchased under agreements to resell	4,795	12,035	59,496
Federal funds sold	9,624	34,593	204,688
Investments:
Trading securities	3,092	4,843	7,598
Available-for-sale securities	15,446	31,693	46,909
Held-to-maturity securities	231,899	439,750	519,329
Prepayment fees on investments	794	3,884	3,058
Mortgage loans held for portfolio	193,761	208,841	217,675
Other	1	—	12

Total interest income	1,147,976	2,720,164	3,365,847

INTEREST EXPENSE
Consolidated obligations:
Bonds	682,336	1,214,031	1,730,553
Discount notes	153,094	1,154,405	1,280,158
Deposits	667	17,171	40,984
Mandatorily redeemable capital stock	—	1,189	1,400
Other borrowings	165	701	306

Total interest expense	836,262	2,387,497	3,053,401

NET INTEREST INCOME	311,714	332,667	312,446

Provision for credit losses	1,750	225	(9)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	309,964	332,442	312,455

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(1,329,510)	(381,745)	—
Portion of impairment losses recognized in accumulated other comprehensive loss	885,442	—	—

Net impairment losses on investment securities recognized in income	(444,068)	(381,745)	—
Loss on early extinguishment of debt	(66)	(2,699)	(641)
Service fees	4,031	4,564	4,336
Net unrealized losses on trading securities	(467)	(937)	(267)
Net gains (losses) on derivatives and hedging activities	1,970	(11,145)	7,615
Realized loss from sale of available-for-sale securities	—	(80)	—
Realized gain (loss) from sale of held-to-maturity securities	1,970	(52)	—
Other	(17)	134	94

Total other (loss) income	(436,647)	(391,960)	11,137

OTHER EXPENSE
Operating	53,029	50,657	48,501
Finance Board, Finance Agency, and Office of Finance	5,764	4,534	4,035
Other	1,275	1,117	1,082

Total other expense	60,068	56,308	53,618

(LOSS) INCOME BEFORE ASSESSMENTS	(186,751)	(115,826)	269,974

AHP	—	—	22,182
REFCorp	—	—	49,558

Total assessments	—	—	71,740

NET (LOSS) INCOME	$(186,751)	$(115,826)	$198,234

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CAPITAL
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(dollars and shares in thousands)

	Capital Stock Class B—Putable
			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
					Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2006	23,425	$2,342,517	$187,304	$2,693	$2,532,514
Proceeds from sale of capital stock	11,304	1,130,352			1,130,352
Repurchase/redemption of capital stock	(2,730)	(273,005)			(273,005)
Reclassification of shares to mandatorily redeemable capital stock	(361)	(36,071)			(36,071)
Comprehensive income:
Net income			198,234		198,234
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(3,379)	(3,379)
Reclassification adjustment for previously deferred hedging gains and losses included in income				(1,326)	(1,326)
Pension and postretirement benefits				(189)	(189)

Total comprehensive income					193,340

Cash dividends on capital stock (6.62%)			(159,616)		(159,616)

BALANCE, DECEMBER 31, 2007	31,638	3,163,793	225,922	(2,201)	3,387,514
Proceeds from sale of capital stock	9,646	964,587			964,587
Repurchase/redemption of capital stock	(4,557)	(455,641)			(455,641)
Reclassification of shares to mandatorily redeemable capital stock	(880)	(88,019)			(88,019)
Comprehensive loss:
Net loss			(115,826)		(115,826)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities				(130,471)	(130,471)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(937)	(937)
Pension and postretirement benefits				(1,217)	(1,217)

Total comprehensive loss					(248,371)

Cash dividends on capital stock (3.86%)			(129,845)		(129,845)

BALANCE, DECEMBER 31, 2008	35,847	3,584,720	(19,749)	(134,746)	3,430,225
Cumulative effect of adjustments to opening balance			349,106	(349,106)	—
Proceeds from sale of capital stock	574	57,419			57,419
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of shares from mandatorily redeemable capital stock	25	2,510			2,510
Comprehensive loss:
Net loss			(186,751)		(186,751)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				40,420	40,420
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(1,133,259)	(1,133,259)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to held-to-maturity securities				247,817	247,817
Accretion of noncredit portion of impairment losses on held-to-maturity securities				305,040	305,040
Reclassification adjustment for previously deferred hedging gains and losses included in income				23	23
Pension and postretirement benefits				2,162	2,162

Total comprehensive loss					(724,548)

BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$(1,021,649)	$2,764,058

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(186,751)	$(115,826)	$198,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(250,900)	(216,091)	290,488
Provision for credit losses on mortgage loans	1,750	225	(9)
Change in net fair-value adjustments on derivatives and hedging activities	3,065	(9,122)	(7,973)
Net impairment losses on investment securities recognized in income	444,068	381,745	—
Other adjustments	119	2,564	529
Realized loss from sale of available-for-sale securities	—	80	—
Realized (gain) loss from sale of held-to-maturity securities	(1,970)	52	—
Net change in:
Fair value of trading securities	467	937	267
Accrued interest receivable	141,064	168,654	(243,473)
Other assets	6,465	(7,552)	(3,108)
Net derivative accrued interest	100,110	128,781	5,493
Accrued interest payable	(80,414)	(22,151)	(76,913)
Other liabilities	(17,971)	(71,655)	13,813

Total adjustments	345,853	356,467	(20,886)

Net cash provided by operating activities	159,102	240,641	177,348

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	3,278,994	(3,279,025)	—
Securities purchased under agreements to resell	1,250,000	(2,000,000)	2,750,000
Federal funds sold	(3,136,000)	368,000	(301,500)
Premises, software, and equipment	(2,012)	(1,463)	(1,911)
Trading securities:
Proceeds from maturities	9,029	48,735	38,226
Proceeds from sales	6,961	—	—
Purchases	(60,599)	—	—
Available-for-sale securities:
Net increase in short-term	(2,600,000)	—	—
Proceeds from maturities	68,638	30,558	54,725
Proceeds from sales	21,685	41,512	—
Purchases	(2,932,290)	(91,666)	(97,332)
Held-to-maturity securities:
Net decrease (increase) in short-term	565,000	4,765,000	(4,390,000)
Proceeds from maturities	1,860,903	2,287,669	2,382,271
Proceeds from sales	21,606	5,648	—
Purchases	(1,433,282)	(3,437,748)	(3,024,498)
Advances to members:
Proceeds	311,110,344	955,149,820	725,395,321
Disbursements	(292,194,683)	(955,594,963)	(743,421,441)
Mortgage loans held for portfolio:
Proceeds	968,494	546,766	574,547
Purchases	(337,851)	(622,230)	(174,408)
Proceeds from sale of foreclosed assets	8,183	5,472	3,764

Net cash provided by (used in) investing activities	16,473,120	(1,777,915)	(20,212,236)

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CASH FLOWS
(dollars in thousands) (Continued)

	For the Years Ended December 31,
	2009	2008	2007
FINANCING ACTIVITIES
Net change in deposits	126,592	(118,882)	(350,540)
Net (payments) proceeds on derivative contracts with a financing element	(29,391)	35,062	—
Net proceeds from issuance of consolidated obligations:
Discount notes	1,261,974,918	1,221,133,927	1,091,339,247
Bonds	26,770,256	23,756,634	24,816,651
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,282,006,590)	(1,221,517,211)	(1,066,286,091)
Bonds	(23,338,470)	(22,106,023)	(30,166,647)
Proceeds from issuance of capital stock	57,419	964,587	1,130,352
Payments for redemption of mandatorily redeemable capital stock	—	(26,421)	(16,617)
Payments for repurchase/redemption of capital stock	(1,548)	(455,641)	(273,005)
Cash dividends paid	—	(129,846)	(159,836)

Net cash (used in) provided by financing activities	(16,446,814)	1,536,186	20,033,514

Net increase (decrease) in cash and cash equivalents	185,408	(1,088)	(1,374)
Cash and cash equivalents at beginning of the year	5,735	6,823	8,197

Cash and cash equivalents at year	$191,143	$5,735	$6,823

Supplemental disclosures:
Interest paid	$1,096,019	$2,553,254	$2,851,474

AHP payments	$8,919	$11,400	$13,410

REFCorp assessments paid	$—	$56,554	$46,516

Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$8,786	$7,601	$4,735

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

Background Information

        The Federal Home Loan Bank of Boston (the Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (the FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, competitively priced source of funds to its member institutions and housing associates located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs), and insurance companies with their principal places of business in New England and engaged in residential housing finance may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not allowed to hold capital stock. The Bank is a cooperative; current and former members own all of the outstanding capital stock of the Bank and may receive dividends on their investment. The Bank does not have any wholly or partially owned subsidiaries, and the Bank does not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

        All members must purchase stock in the Bank as a condition of membership, as well as a condition of engaging in certain business activities with the Bank. Capital stock of former members will remain outstanding as long as business activities with those former members exist. See Note 15—Capital for a complete description of the capital-stock-purchase requirements. As a result of these requirements, the Bank conducts business with related parties on a regular basis. The Bank considers related parties to be those members with capital stock outstanding in excess of 10 percent of the Bank's total capital stock outstanding. See Note 20—Transactions with Related Parties and Other FHLBanks for additional information related to transactions with related parties.

        The Federal Housing Finance Board (the Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks' Office of Finance (Office of Finance) through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (HERA), the Federal Housing Finance Agency (the Finance Agency) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. All existing regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.

        The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established by the predecessor of the Finance Board to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations (COs) and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Agency's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency is responsible for ensuring that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the HERA and the authorizing statutes, and each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the HERA and the authorizing statutes and the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

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

        Investment Securities.    The Bank classifies investments as trading, available-for-sale, and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

        Securities classified as trading are held for liquidity purposes and carried at fair value. The Bank records changes in the fair value of these investments through other income as net unrealized losses on trading securities. However, the Bank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

        The Bank carries at amortized cost certain investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments and amortization of premiums and accretion of discounts using the level-yield method.

        The Bank also invests in certain certificates of deposit (CDs) that meet the definition of a security and are classified as either held-to-maturity or available-for-sale.

        Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

interest rates would not have a significant effect on the security's fair value, or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

        The Bank classifies certain investments that are not held-to-maturity or in trading as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities not being hedged by derivative instruments, or in an economic hedging relationship, is recorded in accumulated other comprehensive income as a net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in value related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive income as net unrealized loss on available-for-sale securities.

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

        The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).

        Investment securities issued by government-sponsored enterprises (GSEs) and U.S. government corporations are not guaranteed by the U.S. government.

        Investment Securities—Other-than-Temporary Impairment.    The Bank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss positions for other-than-temporary impairment on a quarterly basis. An investment is considered impaired when its fair value is less than its cost. The Bank considers other-than-temporary impairment to have occurred under any of the following circumstances:

  •
  If the Bank has an intent to sell the debt security;

  •
  If, based on available evidence, the Bank believes it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or

  •
  If the Bank does not expect to recover the entire amortized cost basis of the debt security.

        If either of the first two conditions above is met, the Bank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date.

        For securities in an unrealized loss position that meet neither of the first two conditions and for each of the Bank's private-label MBS, the Bank performs cash-flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared with the amortized cost basis of the debt security to determine

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) is recognized in earnings, while the amount related to all other factors (that is, the non-credit component) is recognized in accumulated other comprehensive loss, which is a component of equity. The total other-than-temporary impairment is presented in the statements of income with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive loss. Subsequent non other-than-temporary impairment-related increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment related to credit loss recognized).

        For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank would record an additional other-than-temporary impairment. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during 2009, the additional credit losses, up to the amount in accumulated other comprehensive loss were reclassified out of noncredit losses in accumulated other comprehensive loss and charged to earnings.

        Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. Regardless of whether such an increase is significant, the Bank may choose to update the yield each quarter. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows will change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

        The Bank has only acquired private-label MBS that were believed to be of high credit quality at acquisition, and thus these investments were not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that are not of high credit quality. GAAP does not address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase.

        Prior to adoption of current GAAP for other-than-temporary impairment on investment securities on January 1, 2009, in all cases, if an impairment were determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

security's amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it were probable that the Bank would not receive all of the investment security's contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses.

        Advances.    The Bank reports advances (loans to members or housing associates) at amortized cost. Advances carried at amortized cost are reported net of discounts (including discounts related to AHP), premiums and any hedging adjustments, as discussed in Note 8—Advances. The Bank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. The Bank records interest on advances to income as earned.

        In accordance with the requirements of the FHLBank Act, the Bank obtains eligible collateral on advances sufficient to protect it from losses. The FHLBank Act generally limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real-estate-related assets. However, as Note 8—Advances more fully describes, community financial institutions (CFIs) which were redefined by the HERA to also include community development activities, are eligible to utilize expanded statutory collateral rules. The Bank evaluates the creditworthiness of its members and non-member borrowers on an ongoing basis and classifies as impaired any advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. The Bank has not experienced any credit losses on advances since it was founded in 1932 and, based on the credit extension and collateral policies, the Bank's management currently does not anticipate any credit losses on advances. Accordingly, the Bank has not provided any allowance for losses on advances at December 31, 2009.

        Commitment Fees.    The Bank records commitment fees for standby letters of credit to members as deferred fee income when received, and amortizes these fees on a straight-line basis to service-fee income in other income over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

        Prepayment Fees.    The Bank charges borrowers a prepayment fee when they prepay certain advances before the original maturity. The Bank records prepayment fees net of hedging fair-value adjustments included in the book basis of the advance as "prepayment fees on advances, net" in the interest income section of the statement of income.

        In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance by the same member, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or whether it constitutes a new advance.

        If the advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance interest income. If the modified advance is hedged, changes in fair value are recorded after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net gains (losses) on derivatives and hedging activities in other income.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        For prepaid advances that were hedged and met the hedge-accounting requirements, the Bank terminates the hedging relationship upon prepayment and records the prepayment fee net of the hedging fair-value adjustment in the basis of the advance as prepayment fees on advances, net in interest income. If the Bank funds a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, the Bank evaluates whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

        If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the existing fees net of related hedging adjustments are recorded as prepayment fees on advances, net in interest income.

        Mortgage Loans Held for Portfolio.    The Bank participates in the Mortgage Partnership Finance® (MPF®) program under which the Bank invests in conventional and government-insured or -guaranteed residential fixed-rate mortgage loans that are purchased from participating members (see Note 9—Mortgage Loans). For the conventional residential fixed-rate mortgage loans the Bank and the member share in the credit risk of the loans, with the Bank assuming the first-loss obligation limited by the first-loss account (FLA), and the member or a third-party insurer assuming credit losses in excess of the FLA (that is, the second-loss credit enhancement), up to the amount of the credit-enhancement obligation as specified in the master agreement. For those loans, all losses in excess of the second-loss credit enhancement are incurred by the Bank. Government mortgage loans are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD). There is no FLA for government mortgage loans due to the government insurance or guarantee. The Bank manages the liquidity, interest-rate, and options risks of the loans, while the participating member retains the marketing and servicing activities.

        The Bank's investments in MPF loans are held for portfolio and, accordingly, the Bank reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments. The Bank has the intent and ability to hold these mortgage loans to maturity.

        Each of the Bank's members selling MPF loans, referred to as participating financial institution's (PFIs), has a credit-enhancement obligation (CE amount) for conventional residential fixed-rate mortgage loans, that arises under its PFI agreement and the amount and nature of the obligation are determined with respect to each related master commitment. Under the Acquired Member Asset regulation (the AMA regulation) the PFI must "bear the economic consequences" of certain credit losses with respect to a master commitment based upon the MPF product and other criteria. Under the MPF program, the PFI's credit-enhancement protection requirement may be met via the CE amount, which represents the direct liability to pay credit losses incurred with respect to that master commitment or may be met via requiring the PFI to obtain and pay for a supplemental mortgage

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

insurance (SMI) policy insuring the Bank for a portion of the credit losses arising from the master commitment, and/or the PFI may contract for a contingent performance-based credit-enhancement fee (CE fee) whereby such fees are reduced by losses up to a certain amount arising under the master commitment. Under the AMA regulation, any portion of the CE amount that is a PFI's direct liability must be collateralized by the PFI in the same way that advances from the Bank are collateralized. The PFI agreement provides that the PFI's obligations under the PFI agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI's obligations. PFIs are paid a CE fee as an incentive to minimize credit losses, to share in the risk of loss on MPF loans, and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. CE fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required CE amount may vary depending on the MPF product. CE fees are recorded as an offset to mortgage-loan-interest income. The Bank also pays performance-based CE fees, which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed performance-based CE fees accrued, the remaining losses may be recovered from future performance-based CE fees payable to the PFI.

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

        Mortgage-Loan Participations.    The Bank has sold participations in mortgage loans acquired under the MPF program to the FHLBank of Chicago. Under certain master commitments, the Bank entered into a participation arrangement with the FHLBank of Chicago that specified an agreed upon ownership percentage for the mortgage loans that were acquired from participating members under the master commitment and related delivery commitments. Funding of mortgage loans under these master commitments ended in April 2006. The Bank and the FHLBank of Chicago both share in the pro rata purchase amounts for each respective loan acquired from the participating member; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of CE fees and credit losses; and each may hedge its share of the delivery commitments. These participations to the FHLBank of Chicago were transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations were accounted for as sales.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The Bank records CE fees paid to PFIs as a reduction to mortgage-loan-interest income. The Bank may receive and record other non-origination fees, such as delivery-commitment-extension fees, pair-off fees, and price adjustment fees, in other income. Delivery-commitment-extension fees are charged when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the loan basis.

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

        In the first quarter of 2009, the Bank began offering the MPF Xtra product which provides the Bank's PFIs with the ability to sell certain fixed-rate loans to Federal National Mortgage Association (Fannie Mae), as a third-party investor. Loans sold under MPF Xtra are first sold to the FHLBank of Chicago (MPF Provider) which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on the Bank's balance sheet and the related credit and market risk are transferred to Fannie Mae. Unlike other MPF products, PFIs under the MPF Xtra product do not provide any CE amount and do not receive CE fees because the credit risk of such loans is transferred to Fannie Mae. Through a purchase price adjustment, the MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the PFIs, and the MPF Provider pays the Bank a counterparty fee for the costs and expenses of marketing activities for these loans. The Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the PFI regarding the sold loans. The Bank may, in turn, seek reimbursement from the related PFI in any such circumstance, however the value of such a reimbursement right may be limited in the event of the related PFI's insolvency.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The estimation methodology used for the allowance for loan losses considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the Bank's conventional loan pools is based on an analysis of the migration of the Bank's delinquent loans to default since the inception of the MPF program. The Bank then analyzes the probable loss severity on that portion of the delinquent loans that the migration analysis indicates will default within one year. The combination of these factors represents the estimated losses from conventional MPF loans. The Bank then applies the risk-mitigating features of the MPF program to the estimated loss. The allowance is derived from the estimated loss on defaulting MPF loans, net of the risk-mitigating features of the MPF program. The allowance also includes an uncertainty factor. The uncertainty factor is necessary due to the fact that the migration figures used by the Bank to estimate the amount of defaulting loans are from a period characterized by very strong performance in GSE-conforming residential mortgage loan portfolios, such as the MPF portfolio, and the inherent uncertainty associated with using past performance to predict future events. The Bank notes that it is probable that the migration rates for delinquent loans may be worse in the future than the Bank's experience to date with the MPF portfolio indicates.

        Mortgage loans are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement, with the exception of mortgage loans collectively evaluated for impairment.

        Premises, Software, and Equipment.    The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment was $15.3 million and $13.4 million at December 31, 2009 and 2008, respectively. The Bank computes depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. The Bank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $2.0 million, $2.0 million, and $1.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Bank includes gains and losses on disposal of premises, software, and equipment in other income. The net realized (loss) gain on disposal of premises, software, and equipment for the years ended December 31, 2009 and 2008 was ($62,000) and $2,000, respectively. There were no realized gains or losses on disposal of premises, software, and equipment in 2007.

        The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2009 and 2008, the Bank had $1.9 million and $2.7 million, respectively, in unamortized computer software costs. Amortization of computer software costs charged to expense was $1.1 million, $1.2 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        Derivatives.    All derivatives are recognized on the statement of condition at fair value. The Bank offsets fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest.

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

        Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

        For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income as net gains (losses) on derivatives and hedging activities.

        An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank's risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

        The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income as net gains (losses) on derivatives and hedging activities.

        The differential between accrual of interest receivable and payable on derivatives designated as fair-value or cash-flow hedge relationships is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, or deposits. The

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges is recognized in other income. Therefore, both the net interest on the stand-alone derivative and the fair-value changes are recorded in other income as net gains (losses) on derivatives and hedging activities.

        The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or purchased financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of December 31, 2009, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

        If hedging relationships meet certain criteria, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the long-haul method of hedge accounting. Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

        Derivatives are typically executed at the same time as the hedged items, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the shortcut method, provided all other short-cut criteria are also met. The Bank then records changes in fair value of the derivative and the hedged item beginning on the trade date.

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

        When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, the Bank either terminates the derivative or continues to carry the derivative on the statement of condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

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

        Concessions on Consolidated Obligations.    The Office of Finance prorates the amounts paid to dealers in connection with the issuance of certain COs to the Bank based upon the percentage of debt issued that is assumed by the Bank. The Bank defers and amortizes these dealer concessions using the level-yield method over the contractual term to maturity of the COs. Unamortized concessions were $8.5 million and $9.3 million at December 31, 2009 and 2008, respectively, and are included in other assets on the statement of condition. Amortization of such concessions is included in CO interest expense and totaled $11.9 million, $7.6 million, and $6.9 million in 2009, 2008, and 2007, respectively.

        Discounts and Premiums on Consolidated Obligations.    The Bank accretes discounts and amortizes premiums on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

        Mandatorily Redeemable Capital Stock.    The Bank will reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination,

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

or other involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the statement of income. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

        If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

        Finance Board, Finance Agency, and Office of Finance Expenses.    The Bank funded its proportionate share of the costs of operating the Finance Board and funded a portion of the costs of operating the Finance Agency. The Finance Board had allocated its operating and capital expenditures to the FHLBanks based on each FHLBank's percentage of total combined capital through July 29, 2008. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. The Bank must pay an amount equal to one-half of its annual assessment twice each year. The Bank is also assessed for the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based on each FHLBank's percentage of capital stock, percentage of COs issued, and percentage of COs outstanding.

        Operating Expenses.    Included in operating expenses are compensation and employee benefits totaling $33.6 million, $30.6 million, and $30.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        Affordable Housing Program.    The FHLBank Act requires each FHLBank to establish and fund an AHP based on positive annual net earnings. The required annual funding amount is 10 percent of net income before REFCorp expenses and before interest expense on mandatorily redeemable capital stock. The Bank charges the required funding for AHP to earnings and establishes a liability, except when annual net earnings are negative in which case there is no requirement to fund an AHP. The AHP funds provide grants to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank also issues AHP advances at interest rates below the customary interest rate for nonsubsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 13—Affordable Housing Program for more information.

        Resolution Funding Corporation.    Although the Bank is exempt from ordinary federal, state, and local taxation except for local real-estate tax, it is required to make payments to REFCorp. Each

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

FHLBank is required to make quarterly payments equal to 20 percent of net income before REFCorp assessments but after AHP assessments to REFCorp to be used to pay a portion of the interest on bonds that were issued by REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. If the Bank experiences a net loss during a quarter, but still had net income for the year, the Bank's obligation to the REFCorp would be calculated based on the Bank's year-to-date GAAP net income. The bonds issued by REFCorp have maturity dates ranging from 2019 to 2030. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 14—Resolution Funding Corporation for more information.

        Fair Values.    Some of the Bank's financial instruments lack an available trading market characterized as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the Bank uses pricing services and internal models employing significant estimates and present-value calculations when disclosing fair values. Note 18—Fair Values provides additional details regarding the fair value of the Bank's financial instruments.

        Cash Flows.    In the statement of cash flows, the Bank considers non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

        Related-Party Activities.    The Bank defines related parties as those members whose ownership of the Bank's capital stock is in excess of 10 percent of the Bank's total capital stock outstanding.

        Reclassification.    Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 and 2009 presentation.

        Reclassification of investments in negotiable certificates of deposit in the statement of operations:

        During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in the statements of condition and income as they meet the definition of a security. At the time of reclassification, these financial instruments were classified as held-to-maturity securities based on their short-term nature and the Bank's history of holding them until maturity. This reclassification had no effect on total assets, net interest income, or net income. The certificates of deposit that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the statements of condition and income. As a result of the Bank's reclassification of certificates of deposit

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

during the third quarter of 2008, the statements of income for the year ended December 31, 2007, were revised as follows (dollars in thousands).

	Before Reclassification For the Year Ended December 31, 2007	Reclassification	After Reclassification For the Year Ended December 31, 2007
Statement of Operations
Interest-bearing deposits	$113,934	$(113,931)	$3
Held-to-maturity securities	405,398	113,931	519,329

Cumulative effect of reclassification on total interest income		$—

        Reclassification of trading securities in the statement of cash flows:

        Cash flows from trading securities are classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. On a retroactive basis, beginning in the first quarter of 2008, the Bank classifies purchases, sales, and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes will continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the statement of cash flows as operating activities. The net decrease in trading securities of $38.5 million for the year ended December 31, 2007, as previously reported, has been reclassified as a net decrease in fair value adjustment on trading securities of $267,000 in the net cash provided by operating activities section and trading securities proceeds of $38.2 million in the net cash used in investing activities section of the statement of cash flows.

Note 2—Recently Issued Accounting Standards

        Scope Exception Related to Embedded Credit Derivatives.    On March 5, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity's first interim reporting period beginning after issuance of this guidance. The Bank is currently evaluating the effect of adoption of this guidance will have on the Bank's financial condition, results of operations and cash flows.

        Fair-Value Measurements and Disclosures—Improving Disclosures about Fair-Value Measurements.    On January 21, 2010, the FASB issued amended guidance for fair-value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases,

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Recently Issued Accounting Standards (Continued)

sales, issuances, and settlements in the reconciliation for fair-value measurements using significant unobservable inputs; clarifies existing fair-value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank's adoption of this amended guidance will result in increased annual and interim financial statement disclosures but will not affect the Bank's results of operations, financial condition, or cash flows.

        Fair-Value Measurements and Disclosures—Measuring Liabilities at Fair Value.    On August 28, 2009, the FASB issued amended guidance for the fair-value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; (2) another valuation technique that is consistent with the principles of this topic. This guidance is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009, for the Bank). Its adoption did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

        Codification of Accounting Standards.    On June 29, 2009, the FASB established the Accounting Standards Codification (the Codification) as the single source of authoritative, non-governmental GAAP recognized by the FASB. The Codification does not replace or affect guidance issued by the Securities and Exchange Commission (SEC), which will continue to apply to SEC registrants. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding changes in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification is not intended to change or alter existing GAAP, the Bank's adoption of the Codification did not affect the Bank's financial condition, results of operations, or cash flows.

        Accounting for the Consolidation of Variable Interest Entities.    On June 12, 2009, the FASB issued guidance intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which enterprises evaluate whether consolidation is required for VIEs. An enterprise must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an enterprise continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an enterprise's involvement with a VIE affects its financial

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Recently Issued Accounting Standards (Continued)

statements and its exposure to risks. The Bank's investments in VIEs may include, but are not limited to, senior interests in private-label MBS. The Bank does not have the power to significantly affect the economic performance of any of its investments in VIEs since the Bank does not act as a key decision-maker and does not have the unilateral ability to replace a key decision-maker. Additionally, since the Bank holds the senior interest, rather than the residual interest, in its investments in VIEs, the Bank does not have either the obligation to absorb losses in excess of its invested principal amount, or the right to receive benefits from any of its investments in VIEs other than its contractual right of principal and interest payments. Furthermore, the Banks does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. This guidance is effective as of January 1, 2010, for the Bank. Earlier application is prohibited. The Bank evaluated its investments in VIEs that it holds as of January 1, 2010, and determined that consolidation accounting is not required under the new accounting guidance since the Bank is not the primary beneficiary as described above. Therefore, the Bank's adoption of this guidance did not have a material effect on its financial condition, results of operations and cash flows.

        Accounting for Transfers of Financial Assets.    On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance include (1) the removal of the concept of qualifying special purpose entities, (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. The guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank adopted this guidance as of January 1, 2010. Its adoption did not have a material impact on the Bank's financial condition, results of operations, and cash flows.

        Subsequent Events.    On May 28, 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance-sheet date but before financial statements are issued or are available to be issued. This guidance sets forth (1) the period after the balance-sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance-sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance-sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The guidance is effective for interim and annual

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Recently Issued Accounting Standards (Continued)

financial periods ending after June 15, 2009. The Bank adopted the guidance as of June 30, 2009. Its adoption resulted in increased financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows. However, on February 24, 2010, the FASB issued guidance to amend the guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance, which requires the Bank to evaluate subsequent events through the date the financial statements are issued. The guidance is effective upon issuance and is to be applied prospectively. As an SEC filer, the Bank no longer must disclose the date through which we have evaluated subsequent events.

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

        The Bank adopted this guidance as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $349.1 million cumulative effect of initially applying this guidance as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. The following table illustrates the effect of adoption.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Recently Issued Accounting Standards (Continued)

Impact of Adopting Other-Than-Temporary Impairment Guidance
As of January 1, 2009
(dollars in thousands)

	Amount prior to Adoption	Effect of Adoption	Amount after Adoption
CAPITAL
Capital stock—Class B—putable ($100 par value), 35,847 shares issued and outstanding at December 31, 2008	$3,584,720	$—	$3,584,720
(Accumulated deficit) retained earnings	(19,749)	349,106	329,357
Accumulated other comprehensive loss:
Net unrealized loss on held-to-maturity securities	—	(349,106)	(349,106)
Net unrealized loss on available-for-sale securities	(130,480)	—	(130,480)
Net unrealized loss relating to hedging activities	(379)	—	(379)
Pension and postretirement benefits	(3,887)	—	(3,887)

Total Capital	$3,430,225	$—	$3,430,225

        Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.    On April 9, 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance will be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity early adopting this guidance must also early adopt the other-than-temporary impairment guidance. The Bank adopted this guidance effective January 1, 2009. See Note 18—Fair Values for further details. The Bank's adoption of this guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

        Interim Disclosures about Fair Value of Financial Instruments.    On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The guidance is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopted guidance discussed in the previous paragraphs regarding fair value and other-than-temporary impairment. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted this guidance on January 1, 2009. Its adoption did not have an effect on

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2—Recently Issued Accounting Standards (Continued)

the Bank's financial condition, results of operations, or cash flows. See Note 18—Fair Values for the required disclosures.

        Employers' Disclosures about Postretirement Benefit Plan Assets.    On December 30, 2008, the FASB issued guidance requiring additional disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentration of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance is effective for fiscal years ending after December 15, 2009 (December 31, 2009 for the Bank). In periods after initial adoption, this guidance requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. Its adoption did not have an effect on the Bank's financial condition, results of operations, or cash flows.

        Enhanced Disclosures about Derivative Instruments and Hedging Activities.    On March 19, 2008, the FASB issued guidance which is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. The Bank's adoption of this guidance on January 1, 2009, resulted in increased financial statement disclosures. See Note 10—Derivatives and Hedging Activities for required disclosures.

Note 3—Cash and Due from Banks

        Cash Balances.    The Bank maintains collected cash balances with various commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2009 and 2008, were approximately $51.9 million and $503,000, respectively.

        Restricted Balances.    In addition, the Bank maintained average required balances with the Federal Reserve Bank of Boston of approximately $5.5 million for the years ended December 31, 2009 and 2008. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank.

        Pass-Through Deposit Reserves.    The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. Pass-through reserves deposited with the Federal Reserve Bank of Boston would be shown as cash and due from banks on the statement of condition. However, there were no pass-through reserves deposited at December 31, 2009 and 2008.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4—Securities Purchased Under Agreements to Resell

        The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets on the statement of condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the Bank and remit an equivalent amount of cash or the dollar value of the resale agreement will be decreased accordingly. The collateral received on securities purchased under agreements to resell has not been sold or repledged by the Bank. Securities purchased under agreements to resell averaged $2.1 billion and $719.3 million during 2009 and 2008, respectively, and the maximum amount outstanding at any month end during 2009 and 2008 was $6.5 billion and $3.3 billion, respectively.

Note 5—Trading Securities

        Major Security Types.    Trading securities as of December 31, 2009 and 2008, were as follows (dollars in thousands):

	December 31, 2009	December 31, 2008
Mortgage-backed securities
U.S. government-guaranteed—residential	$23,972	$26,533
Government-sponsored enterprises—residential	10,458	22,515
Government-sponsored enterprises—commercial	72,908	14,148

Total	$107,338	$63,196

        Net unrealized and realized losses on trading securities were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Net unrealized losses on trading securities of securities held at period-end	$(540)	$(821)	$(248)
Net unrealized and realized gains (losses) on trading securities sold or matured during the year	73	(116)	(19)

Net unrealized losses on trading securities	$(467)	$(937)	$(267)

        The Bank does not participate in speculative trading practices and holds these investments over a longer time horizon as management periodically evaluates its liquidity needs.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities

        Major Security Types.    Available-for-sale securities as of December 31, 2009, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Certificates of deposit	$2,600,000	$—	$—	$2,600,000
Supranational banks	415,744	—	(34,733)	381,011
Corporate bonds(1)	702,754	1,022	(1,997)	701,779
U.S. government corporations	253,009	—	(31,507)	221,502
Government-sponsored enterprises	1,772,115	—	(19,796)	1,752,319

	5,743,622	1,022	(88,033)	5,656,611
Mortgage-backed securities
U.S. government guaranteed—residential	16,551	153	—	16,704
Government-sponsored enterprises—residential	503,047	1,600	(1,105)	503,542
Government-sponsored enterprises—commercial	313,472	90	(3,787)	309,775

	833,070	1,843	(4,892)	830,021
Total	$6,576,692	$2,865	$(92,925)	$6,486,632

(1)
Consists of corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program.

        Available-for-sale securities as of December 31, 2008, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Supranational banks	$501,890	$—	$(42,906)	$458,984
U.S. government corporations	334,345	—	(58,489)	275,856
Government-sponsored enterprises	164,478	102	(21,450)	143,130
State or local housing-finance-agency obligations	21,685	—	—	21,685

	1,022,398	102	(122,845)	899,655
Mortgage-backed securities
Government-sponsored enterprises	322,486	—	(7,737)	314,749

Total	$1,344,884	$102	$(130,582)	$1,214,404

        During the year ended December 31, 2008, the Bank purchased $61.1 million of bonds in its role as the standby-bond purchaser pursuant to certain standby-bond-purchase agreements with a state-housing authority. All of these bonds were subsequently remarketed by the state housing authority.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

        The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$381,011	$(34,733)	$381,011	$(34,733)
U.S. government corporations	—	—	221,502	(31,507)	221,502	(31,507)
Corporate bonds	301,204	(1,997)	—	—	301,204	(1,997)
Government-sponsored enterprises	1,654,798	(9,369)	97,521	(10,427)	1,752,319	(19,796)

	1,956,002	(11,366)	700,034	(76,667)	2,656,036	(88,033)
Mortgage-backed securities
Government-sponsored enterprises—residential	265,102	(1,105)	—	—	265,102	(1,105)
Government-sponsored enterprises—commercial	—	—	254,336	(3,787)	254,336	(3,787)

	265,102	(1,105)	254,336	(3,787)	519,438	(4,892)
Total temporarily impaired	$2,221,104	$(12,471)	$954,370	$(80,454)	$3,175,474	$(92,925)

        The Bank evaluates individual available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment.

        As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at December 31, 2009. The Bank's available-for-sale securities portfolio has experienced unrealized losses and a decrease in hedged fair value due to interest-rate volatility and reduced liquidity in the marketplace. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it likely that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of December 31, 2009:

  •
  Debentures issued by a supranational entity that were in an unrealized loss position as of December 31, 2009, are viewed as being likely to return contractual principal and interest since such supranational entity is rated the highest long-term rating by each of the three nationally recognized statistical rating organizations (NRSROs).

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

  •
  Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated triple-A by the three NRSROs with a stable outlook. These ratings reflect the U.S. government's implicit support of the government corporation as well as the entity's underlying business and financial risk.

  •
  Corporate bonds issued under the Temporary Liquidity Guarantee Program are guaranteed by the FDIC.

  •
  The Bank has concluded that the probability of default for Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as GSEs and their implicit support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac are backed by conforming mortgage loans and the GSEs' credit guarantees as to full return of principal and interest.

        The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$410,348	$(38,231)	$48,636	$(4,675)	$458,984	$(42,906)
U.S. government corporations	275,856	(58,489)	—	—	275,856	(58,489)
Government-sponsored enterprises	47,669	(5,433)	70,110	(16,017)	117,779	(21,450)

	733,873	(102,153)	118,746	(20,692)	852,619	(122,845)
Mortgage-backed securities
Government-sponsored enterprises	—	—	314,749	(7,737)	314,749	(7,737)

Total temporarily impaired	$733,873	$(102,153)	$433,495	$(28,429)	$1,167,368	$(130,582)

        Redemption Terms.    The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2009 and 2008, are shown below (dollars in thousands). Expected maturities

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Available-for-Sale Securities (Continued)

of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2009		December 31, 2008
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,600,000	$2,600,000	$25,250	$25,352
Due after one year through five years	2,366,921	2,356,577	21,685	21,685
Due after five years through 10 years	—	—	—	—
Due after 10 years	776,701	700,034	975,463	852,618

	5,743,622	5,656,611	1,022,398	899,655
Mortgage-backed securities	833,070	830,021	322,486	314,749

Total	$6,576,692	$6,486,632	$1,344,884	$1,214,404

        As of December 31, 2009, the amortized cost of the Bank's available-for-sale securities includes net premiums of $80.8 million. Of that amount, $82.7 million of net premiums relates to non-MBS and $1.9 million of net discounts relates to MBS. As of December 31, 2008, the amortized cost of the Bank's available-for-sale securities includes net premiums of $40.8 million. Of that amount, $39.9 million relates to non-MBS and $897,000 relates to MBS.

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for investment securities classified as available-for-sale (dollars in thousands):

	December 31, 2009	December 31, 2008
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$5,743,622	$1,000,713
Variable-rate	—	21,685

	5,743,622	1,022,398
Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate collateralized mortgage obligations	313,472	322,486
Variable-rate collateralized mortgage obligations	519,598	—

	833,070	322,486
Total	$6,576,692	$1,344,884

        Loss on Sale.    During 2008, the Bank sold available-for-sale MBS with a carrying value of $2.7 million and recognized a loss of $80,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman Brothers Special Financing, Inc. (Lehman) on out-of-the-money derivative transactions. On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank's derivative transactions with Lehman, and in connection with those terminations, the Bank requested a return of the related collateral from Lehman.

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

Note 7—Held-to-Maturity Securities

        Major Security Types.    Held-to-maturity securities as of December 31, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$30,801	$—	$30,801	$2,260	$—	$33,061
State or local housing-finance-agency obligations	246,257	—	246,257	749	(31,876)	215,130
Government-sponsored enterprises	18,897	—	18,897	—	(300)	18,597

	295,955	—	295,955	3,009	(32,176)	266,788
Mortgage-backed securities
U.S. government guaranteed—residential	98,610	—	98,610	154	(367)	98,397
Government-sponsored enterprises—residential	3,766,047	—	3,766,047	64,456	(14,545)	3,815,958
Government-sponsored enterprises—commercial	1,106,319	—	1,106,319	65,646	—	1,171,965
Private-label—residential	2,926,608	(928,532)	1,998,076	134,435	(212,175)	1,920,336
Private-label—commercial	132,405	—	132,405	37	(4,507)	127,935
Asset-backed securities (ABS) backed by home equity loans	30,977	(976)	30,001	136	(8,835)	21,302

	8,060,966	(929,508)	7,131,458	264,864	(240,429)	7,155,893
Total	$8,356,921	$(929,508)	$7,427,413	$267,873	$(272,605)	$7,422,681

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        Held-to-maturity securities as of December 31, 2008, were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$565,000	$157	$—	$565,157
U.S. agency obligations	39,995	1,264	—	41,259
State or local housing-finance-agency obligations	278,128	735	(82,741)	196,122

	883,123	2,156	(82,741)	802,538
Mortgage-backed securities
U.S. government guaranteed	11,870	680	(35)	12,515
Government-sponsored enterprises	4,384,215	62,576	(87,007)	4,359,784
Other	3,989,016	4	(1,579,075)	2,409,945

	8,385,101	63,260	(1,666,117)	6,782,244
Total	$9,268,224	$65,416	$(1,748,858)	$7,584,782

        The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$165	$—	$167,264	$(31,876)	$167,429	$(31,876)
Government-sponsored enterprises	18,597	(300)	—	—	18,597	(300)

	18,762	(300)	167,264	(31,876)	186,026	(32,176)
Mortgage-backed securities
U.S. government guaranteed—residential	95,317	(358)	1,155	(9)	96,472	(367)
Government-sponsored enterprises—residential	818,526	(4,082)	334,118	(10,463)	1,152,644	(14,545)
Private-label—residential	32,592	(26,319)	1,882,499	(981,115)	1,915,091	(1,007,434)
Private-label—commercial	—	—	117,383	(4,507)	117,383	(4,507)
ABS backed by home equity loans	2,534	(1,278)	18,768	(8,397)	21,302	(9,675)

	948,969	(32,037)	2,353,923	(1,004,491)	3,302,892	(1,036,528)
Total	$967,731	$(32,337)	$2,521,187	$(1,036,367)	$3,488,918	$(1,068,704)

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$41,075	$(1,151)	$121,475	$(81,590)	$162,550	$(82,741)
Mortgage-backed securities
U.S. government guaranteed	1,366	(35)	—	—	1,366	(35)
Government-sponsored enterprises	1,820,254	(84,509)	25,132	(2,498)	1,845,386	(87,007)
Other	166,552	(121,625)	1,892,594	(1,457,450)	2,059,146	(1,579,075)

	1,988,172	(206,169)	1,917,726	(1,459,948)	3,905,898	(1,666,117)
Total temporarily impaired	$2,029,247	$(207,320)	$2,039,201	$(1,541,538)	$4,068,448	$(1,748,858)

        Redemption Terms.    The amortized cost and fair value of held-to-maturity securities by contractual maturity at December 31, 2009 and 2008, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2009			December 31, 2008
Year of Maturity	Amortized Cost	Carrying Value(1)	Fair Value	Amortized Cost(2)	Fair Value
Due in one year or less	$355	$355	$355	$565,000	$565,157
Due after one year through five years	24,030	24,030	23,811	6,653	6,834
Due after five years through 10 years	62,522	62,522	65,190	42,771	42,612
Due after 10 years	209,048	209,048	177,432	268,699	187,935

	295,955	295,955	266,788	883,123	802,538
Mortgage-backed securities	8,060,966	7,131,458	7,155,893	8,385,101	6,782,244

Total	$8,356,921	$7,427,413	$7,422,681	$9,268,224	$7,584,782

(1)
Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit related impairment recognized in accumulated other comprehensive income.

(2)
At December 31, 2008, carrying value equaled amortized cost.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

        Interest-Rate-Payment Terms.    The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$104,975	$689,613
Variable-rate	190,980	193,510

	295,955	883,123
Amortized cost of held-to-maturity mortgage-backed securities
Pass-through securities:
Fixed-rate	1,325,467	1,557,932
Variable-rate	11,261	12,993
Collateralized mortgage obligations:
Fixed-rate	546,806	786,265
Variable-rate	6,177,432	6,027,911

	8,060,966	8,385,101

Total	$8,356,921	$9,268,224

        As of December 31, 2009, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $482.3 million. Of that amount, net premiums of $1.5 million relates to non-MBS and net discounts of $483.8 million relates to MBS.

        As of December 31, 2008, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $408.5 million. Of that amount, $258,000 relates to non-MBS and $408.2 million relates to MBS.

        Sale of held-to-maturity securities.    During the year ended December 31, 2009, a gain of $2.0 million was realized on the sale of held-to-maturity securities issued by government-sponsored enterprises, which had a carrying value of $19.6 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected. Such sales are considered as maturities for the purposes of security classification. The sale does not impact the Bank's ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

        During 2008, the Bank sold held-to-maturity MBS with a carrying value of $5.7 million and recognized a loss of $52,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman on out-of-the-money derivatives transactions. On September 15, 2008, Lehman Brothers Holdings, Inc. announced it had filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This petition precipitated the termination of the Bank's derivative transactions with Lehman, and in connection with those terminations the Bank requested a return of the related collateral. However, Lehman did not honor this request. Accordingly, the Bank netted the value of the collateral with the amounts due to Lehman on those outstanding derivative transactions. See Note 10—Derivative and Hedging Activities for additional information regarding the derivative transactions and Note 6—Available-for-Sale Securities for additional information regarding other

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

securities affected by this event. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale does not impact the Bank's ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Other-Than-Temporary Impairment Analysis of Held-to-Maturity Securities.

        The Bank evaluates individual held-to-maturity securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions and for all of its residential private-label MBS, the Bank performs an analysis to determine if any of these securities are at risk for credit loss impairment.

        State or Local Housing-Finance-Agency Obligations.    Management has reviewed the state or local housing-finance-agency obligations and has determined that unrealized losses reflects the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. As of December 31, 2009, none of the Bank's held-to-maturity investments in state or local housing-finance-agency obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

        Mortgage-Backed Securities.    For its agency MBS, the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its agency MBS are temporary. Additionally, based upon the Bank's assessment of the creditworthiness of the issuers of its private-label commercial MBS, the credit ratings assigned by the NRSROs, and the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of commercial private-label MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, the declines in market value of these securities are not attributable to credit quality, and the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. As a result, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2009.

        The FHLBanks' OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, was formed in the second quarter of 2009 and has responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash-flow projections for analyzing credit losses and determining other-than-temporary impairment for private-label residential MBS. Beginning in the second quarter of 2009, to support consistency among

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

the FHLBanks, each FHLBank has completed its OTTI analysis primarily using key modeling assumptions, inputs, and methodologies provided by the FHLBanks' OTTI Governance Committee for the majority of its private-label residential MBS and certain home equity loan investments (including home equity asset-backed securities). Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the FHLBanks' OTTI Governance Committee and were analyzed for OTTI by each individual FHLBank owning securities backed by such collateral.

        Beginning with the third quarter of 2009, the process was changed by the FHLBanks' OTTI Governance Committee to select 100 percent of the FHLBanks' private-label residential MBS and home equity loan investments' portfolios for purposes of other-than-temporary impairment cash-flow analysis run using the FHLBanks' OTTI Governance Committee-provided-key modeling assumptions, inputs, and methodologies instead of limiting the cash-flow analysis to certain at-risk securities, which had been selected based on certain screening processes. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

        The Bank's evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions as determined by the FHLBanks' OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash-flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred.

        In accordance with related guidance from the Finance Agency, the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying the Bank's other-than-temporary impairment decisions in certain instances. Specifically:

  •
  The Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS. For the December 31, 2009, cash-flow analysis, the FHLBank of San Francisco provided cash-flow projections for 178 of the Bank's securities representing a par amount of $3.3 billion as of December 31, 2009.

  •
  The Bank has contracted with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. For the December 31, 2009, cash-flow analysis, the FHLBank of Chicago provided cash-flow projections for 16 of the Bank's securities representing a par amount of $26.4 million as of December 31, 2009.

  •
  In the event that neither the FHLBank of San Francisco or FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank projects the expected cash flows for that security based on the Bank's expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

    assumptions are based on factors including but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. The Bank forms these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data. The Bank determined its own cash-flow projections for 14 securities representing a par amount of $120.0 million as of December 31, 2009.

        To assess whether the entire amortized cost basis of its private-label residential MBS will be recovered, cash-flow analyses for each of the Bank's private-label residential MBS were performed as of December 31, 2009. These analyses use two third-party models.

        The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank's housing-price forecast assumed current-to-trough home-price declines ranging from zero percent to 15 percent over the next nine to 15 months for the respective states and CBSAs. Thereafter, home prices are projected to increase zero percent in the first six months after the trough, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year.

        The month-by-month projections of future loan performance are derived from the first model to determine projected prepayments, defaults, and loss severities. These projections are then input into a second model that calculates the projected loan-level cash flows and then allocates those cash flows and losses to the various classes in the securitization structure in accordance with the cash flow and loss allocation rules prescribed by the securitization structure.

        Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. Beginning with the cash-flow analysis for the fourth quarter of 2009 the burn-out period for each monoline insurer was incorporated in the third-party cash-flow model, as a

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit impaired.

        At each quarterend, the Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank's variable-rate private-label MBS, the Bank uses a forward interest-rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

        During the quarter ended December 31, 2009, in conjunction with the other FHLBanks, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable-rate private-label MBS. Specifically, the Bank employed a technique that allows it to update the effective interest rate used in its present value calculation to be consistent with the interest rates used to generate cash flow projections, which isolates subsequent movements in the underlying interest-rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment, and continued to use that effective interest rate in subsequent periods for calculating the present value of cash flows expected to be collected, even though the underlying interest-rate indices changed over time.

        The Bank recorded an other-than-temporary impairment credit loss of $444.1 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for its variable-rate and hybrid private-label MBS. If the Bank had continued to use its previous estimation technique, the other-than-temporary impairment credit losses would have been $464.4 million for the year ended December 31, 2009.

        Because of continued credit deterioration in the private-label MBS market, additional impairments related to credit loss and all other factors (noncredit losses) were recorded in 2009 on private-label MBS in the Bank's held-to-maturity portfolio previously identified as other-than-temporarily impaired. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. The Bank recognized other-than-temporary impairment charges of $444.1 million in the year ending December 31, 2009, related to credit losses on MBS in its held-to-maturity portfolio, which are reported in the statement of operations as net impairment losses on investment securities recognized in income. The impairment related to the noncredit portion of $885.4 million was reflected in the statement of condition as accumulated other comprehensive loss—net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities.

        For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the year ended December 31, 2009, the Bank accreted $305.0 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

incurred additional credit-related losses during 2009, the additional credit-related losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit related losses in accumulated other comprehensive loss and charged to earnings. This amount was $247.8 million for the year ended December 31, 2009.

        For those securities for which an other-than-temporary impairment was determined to have occurred as of December 31, 2009 (that is, a determination was made that the entire amortized cost basis is not expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities of the significant inputs used to measure the amount of the credit loss recognized in earnings during the year ended December 31, 2009, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown.

	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Alt-A(1)
2007	8.3%	2.4–21.1%	75.7%	21.7–92.7%	46.0%	33.2–55.0%	22.2%	0.0–48.9%
2006	8.6	2.9–18.3	73.9	32.6–92.3	47.8	37.0–62.8	23.5	0.0–48.9
2005	12.0	6.5–20.5	51.8	21.0–78.5	45.0	33.0–57.1	18.9	6.6–53.1
2004 and prior	9.2	8.9–9.6	64.6	60.0–68.9	48.1	40.9–55.7	35.8	32.1–41.5

	9.1	2.4–21.1	70.6	21.0–92.7	46.7	33.0–62.8	22.3	0.0–53.1
Subprime(1)
2004 and prior	19.7	11.1–26.2	35.7	22.0–54.6	72.0	50.8–100.3	11.6	0.0–15.5

Total	9.1%	2.4–26.2%	70.6%	21.0–92.7%	46.7%	33.0–100.3%	22.3%	0.0–53.1%

(1)
Securities are classified in the table above based upon the current performance characteristics of the security and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

        There are five monoline insurers that insure certain private-label residential MBS and home equity investments held by the Bank. Of these five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Conversely, the Bank is not placing any reliance on the financial guarantee from Syncora Guarantee Inc. (Syncora) and Financial Guarantee Insurance Co. (FGIC), as these entities were ordered by the New York State Insurance Department to suspend all claims payments during 2009. Accordingly, the burnout period is considered to be zero months for

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

Syncora and FGIC. For the remaining two monoline insurers, Ambac Assurance Corp. (Ambac) and MBIA Insurance Corp. (MBIA), the following table summarizes the burnout period assumptions used:

	Ambac	MBIA
Burnout period (months)	18	18
End of burnout period	June 30, 2011	June 30, 2011
Number of other-than-temporarily impaired securities	1	—

        The Bank adopted the other-than-temporary impairment guidance discussed in Note 2 on January 1, 2009. Had the Bank not adopted the other-than-temporary impairment guidance, the Bank would have recognized the entire total other-than-temporary impairment amount in net income during the year ended December 31, 2009.

        The following table displays the Bank's securities for which other-than-temporary impairment was recognized in the year ending December 31, 2009, based on the Bank's impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At December 31, 2009
	Par Value	Amortized Cost	Carrying Value	Fair Value
Other-Than-Temporarily Impaired Investment:
Private-label residential MBS—Prime	$98,284	$92,639	$59,814	$65,307
Private-label residential MBS—Alt-A	2,472,086	2,018,170	1,122,463	1,251,344
ABS backed by home equity loans—Subprime	2,536	1,981	1,251	1,388

Total other-than-temporarily impaired securities	$2,572,906	$2,112,790	$1,183,528	$1,318,039

        The following table displays the Bank's securities for which other-than-temporary impairment was recognized during the life of the security through December 31, 2009, based on the Bank's impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At December 31, 2009
	Par Value	Amortized Cost	Carrying Value	Fair Value
Other-Than-Temporarily Impaired Investment:
Private-label residential MBS—Prime	$98,284	$92,639	$59,814	$65,307
Private-label residential MBS—Alt-A	2,472,086	2,018,170	1,122,463	1,251,344
ABS backed by home equity loans—Subprime	3,165	2,610	1,633	1,625

Total other-than-temporarily impaired securities	$2,573,535	$2,113,419	$1,183,910	$1,318,276

        The following table displays the Bank's securities for which other-than-temporary impairment was recognized for the year ended December 31, 2009, based on the Bank's impairment analysis of its

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7—Held-to-Maturity Securities (Continued)

investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Year Ended December 31, 2009
	Other-than- Temporary Impairment Related to Credit Loss	Other-than- Temporary Impairment Related to Non- Credit Loss	Total Impairment Losses
Other-Than-Temporarily Impaired Investment:
Private-label residential MBS—Prime	$(4,915)	$(36,611)	$(41,526)
Private-label residential MBS—Alt-A	(438,586)	(847,885)	(1,286,471)
ABS backed by home equity loans—Subprime	(567)	(946)	(1,513)

Total other-than-temporarily impaired securities	$(444,068)	$(885,442)	$(1,329,510)

        The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of an other-than-temporary impairment charge was recognized into accumulated other comprehensive loss (dollars in thousands).

For the Year Ended December 31, 2009
Balance at beginning of period(1)	$32,638
Credit losses for which other-than-temporary impairment was not previously recognized	294,496
Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	149,572
Reduction for securities sold or matured during the period	(5,612)

Balance as of December 31, 2009	$471,094

(1)
The Bank adopted the FASB's other-than-temporary impairment guidance as of January 1, 2009, and recognized the cumulative effect of initially applying this guidance, totaling $349.1 million, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Credit losses remaining in retained earnings upon the adoption of this guidance totaled $32.6 million.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances

        Redemption Terms.    At December 31, 2009 and 2008, the Bank had advances outstanding, including AHP advances (see Note 13—Affordable Housing Program), at interest rates ranging from zero percent to 8.44 percent, as summarized below (dollars in thousands).

	December 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$10,316	0.43%	$28,444	0.46%
2009	—	—	32,363,291	2.42
2010	17,014,988	1.34	5,418,310	4.23
2011	4,802,734	3.04	4,953,624	3.27
2012	2,916,158	3.87	2,507,092	4.30
2013	5,518,784	2.32	5,119,387	2.43
2014	1,868,762	3.64	909,815	4.42
Thereafter	4,791,566	3.99	4,530,059	4.08

Total par value	36,923,308	2.37%	55,830,022	2.92%
Premiums	20,632		9,279
Discounts	(25,586)		(20,883)
Hedging adjustments	673,107		1,107,849

Total	$37,591,461		$56,926,267

        The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2009 and 2008, the Bank had callable advances outstanding totaling $11.5 million and $5.5 million, respectively.

        The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	December 31, 2009		December 31, 2008
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,316	—%	$28,444	—%
2009	—	—	32,368,791	58.0
2010	17,014,988	46.1	5,418,310	9.7
2011	4,802,734	13.0	4,948,124	8.9
2012	2,927,658	7.9	2,507,092	4.5
2013	5,518,784	15.0	5,119,387	9.2
2014	1,862,262	5.0	909,815	1.6
Thereafter	4,786,566	13.0	4,530,059	8.1

Total par value	$36,923,308	100.0%	$55,830,022	100.0%

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase. At December 31, 2009 and 2008, the Bank had putable advances outstanding totaling $8.4 billion and $9.3 billion, respectively.

        The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	December 31, 2009		December 31, 2008
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,316	—%	$28,444	—%
2009	—	—	39,061,566	70.0
2010	22,710,413	61.5	4,529,960	8.1
2011	4,810,434	13.0	4,906,824	8.8
2012	2,042,108	5.5	1,599,042	2.9
2013	4,707,984	12.8	4,277,587	7.7
2014	1,314,762	3.6	360,815	0.6
Thereafter	1,327,291	3.6	1,065,784	1.9

Total par value	$36,923,308	100.0%	$55,830,022	100.0%

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

        At December 31, 2009, and December 31, 2008, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than outstanding advances. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts or haircuts. Based upon the financial condition of the borrower, the type of security agreement, and other factors, the Bank requires the borrower to:

  1.
  Retain possession of the collateral assigned to the Bank while agreeing to hold such collateral for the benefit of the Bank;

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

        The Bank is provided an additional safeguard for its security interests by Section 10(e) of the FHLBank Act, which affords any security interest granted by a member or borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank perfects its security interests in the collateral pledged by its members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

        Credit Risk.    While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions, along with the expanded statutory collateral rules for CFIs and the incremental risk inherent in lending to housing associates, insurance companies, and CDFIs provide the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage credit risk, including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowance for losses on advances. The Bank's credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions.

        Related-Party Activities.    The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of December 31, 2009 and 2008 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2009
RBS Citizens N.A., Providence, RI	$10,712,640	29.0%	$1,808	2.3%
Bank of America Rhode Island, N.A., Providence, RI	3,059,312	8.3	5,315	6.8
As of December 31, 2008
Bank of America Rhode Island, N.A., Providence, RI	$14,200,378	25.4%	$117,316	52.0%
RBS Citizens N.A., Providence, RI	11,409,138	20.4	15,422	6.8

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

        The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

        The Bank recognized interest income on outstanding advances with the above members during the years ended December 31, 2009, 2008, and 2007, as follows (dollars in thousands):

Name	2009	2008	2007
Bank of America Rhode Island, N.A., Providence, RI	$97,068	$693,776	$698,874
RBS Citizens N.A., Providence, RI (1)	50,278	284,099	432,622

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

        The following table presents an analysis of advances activity with related parties for the year ended December 31, 2009 (dollars in thousands):

		For the Year Ended December 31, 2009
	Balance at December 31, 2008	Disbursements to Members	Payments from Members	Balance at December 31, 2009
Bank of America Rhode Island, N.A., Providence, RI	$14,200,378	$12,444,066	$(23,585,132)	$3,059,312
RBS Citizens N.A., Providence, RI	11,409,138	34,830,000	(35,526,498)	10,712,640

        Interest-Rate-Payment Terms.    The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	December 31, 2009	December 31, 2008
Par amount of advances
Fixed-rate	$33,115,472	$49,880,620
Variable-rate	3,807,836	5,949,402

Total	$36,923,308	$55,830,022

        Variable-rate advances noted in the above table include advances outstanding at December 31, 2009 and 2008, totaling $208.5 million and $223.5 million, respectively, which contain embedded interest-rate caps or floors.

        Prepayment Fees.    The Bank records prepayment fees received from members on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8—Advances (Continued)

market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that the Bank is financially indifferent to the members' decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of income. For the three years ended December 31, 2009, 2008, and 2007, advance prepayment fees received from members, the associated hedging fair-value adjustments, and premium write-offs associated with prepaid advances are reflected in the following table (dollars in thousands):

	2009	2008	2007
Prepayment fees received from members	$40,693	$6,513	$4,368
Hedging fair-value adjustments	(18,556)	(1,812)	(1,393)
Prepayment fees deferred recognition	(9,078)	—	—
Prepayment fees recognized on advance modification	6	—	—
Premium write-off	(3)	(7)	—

Net prepayment fees	$13,062	$4,694	$2,975

        The Bank did not receive any prepayment fees from Bank of America Rhode Island, N.A. or RBS Citizens N.A. during 2009 and 2008. During 2007, the Bank received prepayment fees of $8,000 and $3,000 from Bank of America Rhode Island, N.A. and RBS Citizens N.A., respectively. The corresponding principal amount prepaid to the Bank during 2007 was $264,000 and $31,000 from Bank of America Rhode Island, N.A. and RBS Citizens N.A., respectively.

Note 9—Mortgage Loans Held for Portfolio

        Under the Bank's MPF program, the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages purchased by the Bank are held-for-portfolio. Under the MPF program, the Bank's members originate, service, and credit-enhance residential real estate mortgages that are purchased by the Bank.

        The following table presents mortgage loans held for portfolio (dollars in thousands):

	December 31, 2009	December 31, 2008
Real estate
Fixed-rate 15-year single-family mortgages	$821,978	$1,027,058
Fixed-rate 20- and 30-year single-family mortgages	2,671,482	3,107,424
Premiums	25,802	32,476
Discounts	(9,444)	(11,576)
Deferred derivative gains and losses, net	(1,743)	(1,495)

Total mortgage loans held for portfolio	3,508,075	4,153,887
Less: allowance for credit losses	(2,100)	(350)

Total mortgage loans, net of allowance for credit losses	$3,505,975	$4,153,537

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans Held for Portfolio (Continued)

        The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2009	December 31, 2008
Conventional loans	$3,157,564	$3,755,215
Government-insured or guaranteed loans	335,896	379,267

Total par value	$3,493,460	$4,134,482

        The allowance for credit losses on mortgage loans for the years ended December 31, 2009, 2008, and 2007, follows (dollars in thousands):

	2009	2008	2007
Balance at beginning of year	$350	$125	$125
Charge-offs	—	—	—
Recoveries	—	—	9

Net recoveries (charge-offs)	—	—	9
Provision for credit losses	1,750	225	(9)

Balance at end of year	$2,100	$350	$125

        At December 31, 2009 and 2008, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at December 31, 2009 and 2008, totaled $45.0 million and $21.3 million, respectively. The Bank's mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at December 31, 2009 and 2008, totaled $4.4 million and $3.9 million, respectively. REO is recorded on the statement of condition in other assets.

        The Bank records CE fees as a reduction to mortgage-loan-interest income. CE fees totaled $4.0 million, $4.4 million, and $4.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        Sale of REO Assets.    During the years ended December 31, 2009, 2008, and 2007 the Bank sold REO assets with a recorded carrying value of $7.5 million, $5.3 million, and $3.7 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $9,000, $122,000, and $112,000 on the sale of REO assets during the years ended December 31, 2009, 2008, and 2007, respectively. Gains and losses on the sale of REO assets are recorded in other income.

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

        In addition to using derivatives for general asset-liability management, the Bank also uses derivatives as follows: (1) to reduce funding costs , (2) to manage embedded options in assets and liabilities, (3) to hedge the market value of existing assets, liabilities, and anticipated transactions, (4) to hedge the duration risk of prepayable instruments, and (5) to exactly offset other derivatives executed with members (when the Bank serves as an intermediary).

        Consistent with Finance Agency regulations, the Bank enters into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities, to achieve the Bank's risk-management objectives, and to act as an intermediary between its members and counterparties. The Bank uses derivatives when they are considered to be the most cost-efficient alternative to achieve the Bank's financial and risk-management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting.

        Types of Assets and Liabilities Hedged.    The Bank formally documents at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions and its method of assessing ineffectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (1) assets and liabilities on the statement of condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical or scenario-based analyses to assess the effectiveness of its hedges. For hedges that are deemed highly effective that meet the hedge-accounting requirements, the Bank applies hedge accounting. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.

        Consolidated Obligations.    While COs are the joint and several obligations of the FHLBanks, each FHLBank has COs for which it is the primary obligor. The Bank may enter into derivatives to hedge (or partially hedge, depending on the risk-strategy) the interest-rate risk associated with its specific debt issuances.

        As an example of such a hedging strategy, when fixed-rate COs are issued, the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed-interest cash flows

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

to the Bank designed to mirror in timing and amount the interest cash outflows the Bank pays on the CO. At the same time, the Bank may pay a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets. In some cases, the hedged CO may have a non-static coupon that is subject to fair value risk and that is matched by the receivable coupon on the hedging interest rate swap. These transactions are treated as fair-value hedges. The Bank may issue variable-rate COs, bonds indexed to London Inter-Bank offered Rate (LIBOR), the U.S. prime rate, or the federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable rate debt. These hedges may be designated cash flow hedges. The intermediation between the capital and derivatives markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.

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

        Advances.    The Bank may use interest-rate swaps to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank's funding liabilities. Typically, the Bank hedges fixed-rate advances with interest-rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge. Additionally, certain floating-rate advances that contain either an interest rate cap or floor, or both a cap and a floor, may be hedged with a derivative containing an offsetting cap and/or floor, where the hedge relationship is treated as a fair value hedge. Alternatively, the advance might have a floating-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. This type of hedge is treated as a cash-flow hedge.

        With issuances of putable advances, the Bank purchases from the member a put option that enables the Bank to terminate a fixed-rate advance and extend additional credit on new terms. The Bank may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where the Bank pays a fixed-rate coupon and receives a variable-rate coupon. This type of hedge is treated as a fair-value hedge. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, the Bank could, at its option, require immediate repayment of the advance.

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

        Firm Commitment Strategies.    Certain mortgage-purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank may hedge these commitments by selling MBS to be announced (TBA) or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. These hedges do not qualify for hedge accounting treatment. The mortgage-purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in current period earnings. When the mortgage-purchase-commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

        Commitments to originate advances are not derivatives. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance.

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

        For long-term securities that are classified as held-to-maturity, the Bank manages its interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, the Bank typically funds floating-rate MBS whose coupons reset monthly with short-term discount notes or with other CO bonds with fixed rates that have been converted to a floating rate with an interest-rate swap, while it might use long-term CO bonds to fund fixed-rate commercial MBS.

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

        The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. These derivatives are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized losses on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net (losses) gains on derivatives and hedging activities.

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

        At December 31, 2009, and December 31, 2008, the Bank's credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $16.8 million and $28.9 million, respectively. These totals include $9.4 million and $5.1 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $9.6 million and $46.1 million as collateral as of December 31, 2009, and December 31, 2008 for net uncollateralized balances of $26.4 million and $47.6 million, respectively.

        Certain of the Bank's derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2009, was $768.3 million for which the Bank has posted collateral with a post-haircut value of $448.2 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $257.4 million of post-haircut-valued collateral to our derivatives counterparties at December 31, 2009. However, the Bank's credit rating has not changed during the previous 12 months.

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

        The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 10—Consolidated Obligations for additional information. Note 16—Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

        Intermediation.    The Bank may act as an intermediary between members and other counterparties by entering into derivatives with members and into offsetting derivatives with other counterparties to meet the needs of its members. The Bank was not an intermediary as of December 31, 2009. The notional amount of derivatives in which the Bank was an intermediary at December 31, 2008 was $15.0 million.

        Financial Statement Impact and Additional Financial Information.    Net gains (losses) on derivatives and hedging activities for the years ended December 31, 2009, 2008, and 2007, were as follows (dollars in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$1,527	$1,210	$8,367
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	755	(11,327)	(3,436)
Interest-rate caps or floors	(48)	(80)	2,615
Mortgage-delivery commitments	(264)	(945)	69
Intermediary transactions:
Interest-rate caps or floors	—	(3)	—

Total net losses related to derivatives not designated as hedging instruments	443	(12,355)	(752)
Net gains (losses) on derivatives and hedging activities	$1,970	$(11,145)	$7,615

        There were no amounts for the years ended December 31, 2009, 2008, and 2007, that were reclassified into earnings as a result of the discontinuance of cash-flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.

        As of December 31, 2009, the amount of deferred net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is $14,000.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the impact of those derivatives on the Bank's net interest income for the year ended December 31, 2009 and 2008 (dollars in thousands):

	For the Year Ended December 31, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$421,367	$(421,231)	$136	$(432,058)
Investments	208,873	(207,147)	1,726	(47,263)
Deposits	(1,669)	1,669	—	1,458
Consolidated obligations—bonds	(189,934)	189,531	(403)	202,398
Consolidated obligations—discount notes	(1,048)	1,116	68	9,037

Total	$437,589	$(436,062)	$1,527	$(266,428)

(1)
The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Year Ended December 31, 2008
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(808,673)	$807,205	$(1,468)	$(146,199)
Investments	(264,193)	264,241	48	(25,043)
Deposits	2,004	(2,004)	—	962
Consolidated obligations—bonds	280,315	(277,577)	2,738	116,298
Consolidated obligations—discount notes	506	(614)	(108)	5,349

Total	$(790,041)	$791,251	$1,210	$(48,633)

(1)
The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        The following table presents the fair value of derivative instruments as of December 31, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$27,476,915	$240,495	$(978,860)
Derivatives not designated as hedging instruments
Interest-rate swaps	178,250	2,417	(6,007)
Interest-rate caps or floors	16,500	390	(279)
Mortgage-delivery commitments(1)	3,706	—	(31)

Total derivatives not designated as hedging instruments	198,456	2,807	(6,317)
Total notional amount of derivatives	$27,675,371

Total derivatives before netting and collateral adjustments		243,302	(985,177)
Netting adjustments		(216,868)	216,868
Cash collateral and related accrued interest		(9,631)	—

Total collateral and netting adjustments(2)		(226,499)	216,868
Derivative assets and derivative liabilities		$16,803	$(768,309)

(1)
Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10—Derivatives and Hedging Activities (Continued)

        The following table presents the fair value of derivative instruments as of December 31, 2008 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$30,543,713	$486,743	$(1,576,468)
Derivatives not designated as hedging instruments
Interest-rate swaps	157,750	—	(8,856)
Interest-rate caps or floors	81,500	688	(367)
Interest-rate futures/forwards	10,000	—	(133)
Mortgage-delivery commitments(1)	32,672	4	(369)

Total derivatives not designated as hedging instruments	281,922	692	(9,725)
Total notional amount of derivatives	$30,825,635

Total derivatives before netting and collateral adjustments		487,435	(1,586,193)
Netting adjustments		(439,818)	439,818
Cash collateral and related accrued interest		(18,682)	(27,419)

Total collateral and netting adjustments(2)		(458,500)	412,399
Derivative assets and derivative liabilities		$28,935	$(1,173,794)

(1)
Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)
Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

        Related-Party Activities.    The following table presents an analysis of outstanding derivative contracts with related parties and affiliates of related parties at December 31, 2009 and 2008 (dollars in thousands):

			December 31, 2009		December 31, 2008
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives	Notional Amount	Percent of Total Derivatives
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$3,068,404	11.09%	$3,083,587	10.01%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	985,260	3.56	1,451,760	4.71
Bank of America Securities, LLC	Bank of America Rhode Island, N.A.	Dealer	—	—	10,000	0.03

Note 11—Deposits

        The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term interest-bearing deposit programs to members. Members that

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11—Deposits (Continued)

service mortgage loans may deposit in the Bank funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans; the Bank classifies these items as other deposits.

        Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2009 and 2008, include hedging adjustments of $4.7 million and $6.4 million, respectively. The average interest rates paid on average deposits during 2009 and 2008 were 0.09 percent and 1.77 percent, respectively.

        The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	December 31, 2009	December 31, 2008
Interest bearing
Demand and overnight	$720,893	$529,516
Term	30,191	67,353
Other	3,892	3,612
Non-interest bearing
Other	17,481	10,589

Total deposits	$772,457	$611,070

        The aggregate amount of time deposits with a denomination of $100,000 or more was $28.2 million and $64.3 million as of December 31, 2009 and 2008, respectively.

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

        Although the Bank is primarily liable for its portion of COs (that is, those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that is primarily liable for such CO, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the COs between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 19—Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

        The par values of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $930.6 billion and $1.3 trillion at December 31, 2009 and 2008, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the COs outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any asset subject to a lien or pledge for the benefit of holders of any issue of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

        General Terms.    COs are issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury, Treasury Bills, the prime rate, and others. To meet the expected specific needs of certain investors in COs, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call or put options. When such COs are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the CO bond to those of a simple variable-rate CO bond or a fixed-rate CO bond.

        These COs, beyond having fixed-rate or simple variable-rate coupon-payment terms, may also have the following broad terms regarding principal repayment terms:

  Optional Principal Redemption CO bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the CO bond offerings.

        With respect to interest payments, CO bonds may also have the following terms:

  Zero-Coupon CO bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal-redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if redeemed prior to maturity.

  Step-Up CO bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at the Bank's option on the step-up dates.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

        Interest-Rate-Payment Terms.    The following table details CO bonds by interest-rate-payment type (dollars in thousands):

	December 31, 2009	December 31, 2008
Par value of CO bonds
Fixed-rate	$28,515,040	$28,151,315
Simple variable-rate	5,537,000	3,050,000
Step-up	1,115,250	350,000
Zero-coupon	450,000	1,780,000

Total par value	$35,617,290	$33,331,315

        Redemption Terms.    The following is a summary of the Bank's CO bonds outstanding, by year of contractual maturity (dollars in thousands):

	December 31, 2009		December 31, 2008
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	$—	—%	$15,200,275	2.85%
2010	15,707,110	1.45	5,338,110	3.49
2011	6,901,350	1.84	2,598,350	3.87
2012	4,230,580	2.61	1,735,580	4.70
2013	2,971,750	3.36	2,454,000	4.06
2014	1,801,800	3.17	500,300	5.09
Thereafter	4,004,700	5.04	5,504,700	5.63

Total par value	35,617,290	2.31%	33,331,315	3.71%
Premiums	85,316		80,586
Discounts	(426,464)		(1,481,762)
Hedging adjustments	133,005		323,863

Total	$35,409,147		$32,254,002

        The Bank's CO bonds outstanding included (dollars in thousands):

	December 31, 2009	December 31, 2008
Par value of CO bonds
Noncallable or non-putable	$30,266,040	$23,940,315
Callable	5,351,250	9,391,000

Total par value	$35,617,290	$33,331,315

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12—Consolidated Obligations (Continued)

        The following table summarizes CO bonds outstanding by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2009	December 31, 2008
2009	$—	$19,800,275
2010	20,768,360	5,959,110
2011	6,156,350	2,258,350
2012	3,330,580	1,230,580
2013	2,390,500	1,878,000
2014	751,800	125,300
Thereafter	2,219,700	2,079,700

Total par value	$35,617,290	$33,331,315

        Consolidated Obligation Discount Notes.    CO discount notes are issued to raise short-term funds. Discount notes are COs with original maturities of up to one year. CO discount notes are issued at less than their par value and are redeemed at par value when they mature.

        The Bank's CO discount notes were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate(1)
December 31, 2009	$22,277,685	$22,281,433	0.10%

December 31, 2008	$42,472,266	$42,567,305	1.59%

(1)
The CO discount notes weighted-average rate represents a yield to maturity.

Note 13—Affordable Housing Program

        The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market-rate advances to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCorp. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues this expense monthly based on its net earnings. Calculation of the REFCorp assessment is discussed in Note 14—Resolution Funding Corporation.

        If the Bank experiences a net loss during a quarter, but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's net earnings for that calendar year. In annual periods where the Bank's net earnings are zero or less (as was the case in each of 2008 and 2009), the AHP assessment for the Bank is zero since the Bank's required annual contribution is

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13—Affordable Housing Program (Continued)

limited to its annual net earnings. However, if the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Due to the net loss in 2009 and 2008, the Bank recorded no AHP expense for those years.

        There was no shortfall, as described above, in either 2009, 2008, or 2007. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in either 2009, 2008, or 2007.

        The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $90.4 million and $86.2 million at December 31, 2009 and 2008, respectively.

        The following table is an analysis of the AHP liability for the years ended December 31, 2009 and 2008 (dollars in thousands):

Roll-forward of the AHP Liability	2009	2008
Balance at beginning of year	$34,815	$48,451
AHP expense for the year	—	—
AHP direct grant disbursements	(8,919)	(11,400)
AHP subsidy for below-market-rate advance disbursements	(2,232)	(2,479)
Return of previously disbursed grants and subsidies	113	243
Transfers from other programs	217	—

Balance at end of year	$23,994	$34,815

Note 14—Resolution Funding Corporation

        Each FHLBank is required to pay to REFCorp 20 percent of income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCorp. The AHP and REFCorp assessments are calculated simultaneously due to their interdependence. The Bank accrues its REFCorp assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13—Affordable Housing Program. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides their net income before AHP and REFCorp to the REFCorp, which then performs the calculations for each quarterend.

        The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCorp will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCorp by the Bank is not

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14—Resolution Funding Corporation (Continued)

determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experiences a net loss during a quarter, but still had net income for the year, the Bank's obligation to the REFCorp would be calculated based on the Bank's year-to-date GAAP net income. The Bank would be able to reduce future assessments by the amounts paid in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year (as was the case in 2008 and 2009), the Bank would have no obligation to the REFCorp for the year.

        Due to the Bank overpaying its 2008 REFCorp assessment, and as directed by the U.S. Treasury, the Bank will use the overpayment as a credit against future REFCorp assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. The overpayment of $40.2 million was recorded as a prepaid assessment asset by the Bank and reported in other assets on the statement of condition at December 31, 2009 and 2008. Over time, as the Bank uses this credit against future REFCorp assessments, the Bank's prepaid assessment asset will be reduced until the asset has been exhausted. If any amount of the Bank's prepaid assessment asset still remains at the time that the REFCorp obligation for the FHLBank System as a whole is fully satisfied, REFCorp, in consultation with the U.S. Treasury, is expected to implement a procedure so that the Bank would be able to collect on its remaining prepaid assessment asset.

        An analysis of the REFCorp asset (liability) as of December 31, 2009 and 2008, follows (dollars in thousands):

	2009	2008
Balance at beginning of year	$40,236	$(16,318)
Expense	—	—
Cash payments	—	56,554

Balance at end of year	$40,236	$40,236

        The FHLBanks' aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to April 15, 2012, effective December 31, 2009. The FHLBanks' aggregate payments through 2009 have satisfied $2.3 million of the $75 million scheduled payment due on April 15, 2012, and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009, until the annuity is satisfied.

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

        The Bank was in compliance with these capital rules and requirements throughout 2009 and 2008. The following table demonstrates the Bank's compliance with these capital requirements at December 31, 2009 and 2008 (dollars in thousands).

	December 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory Capital Requirements
Risk-based capital	$1,525,818	$3,876,603	$2,133,384	$3,658,377
Total regulatory capital	$2,499,480	$3,876,603	$3,214,127	$3,658,377
Total capital-to-asset ratio	4.0%	6.2%	4.0%	4.6%
Leverage capital	$3,124,350	$5,814,905	$4,017,658	$5,487,565
Leverage capital-to-assets ratio	5.0%	9.3%	5.0%	6.8%
        Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank's compliance with these regulatory requirements.

        The Bank is a cooperative whose members and former members own all of the Bank's capital stock. Shares of capital stock cannot be purchased or sold except between the Bank and its members at $100 per share par value. The Bank offers only Class B stock and members are required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, 4.0 percent for advances with an original maturity greater than overnight and up to three months, and 4.5 percent for all other advances and other specified assets related to activity between the Bank and the member. Members may redeem Class B stock by giving five years' notice.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

        A five-year redemption-notice period can also be triggered by the involuntary termination of membership of a member by the Bank's board of directors or by the Finance Agency, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside the Bank's district. At the end of the five-year redemption-notice period, if the former member's activity-based stock-investment requirement is greater than zero, the Bank may require the associated remaining obligations to the Bank to be satisfied in full prior to allowing the member to redeem the remaining shares.

        Because the Bank's Class B shares are redeemable, the Bank can experience a reduction in its capitalization, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this risk, including, but not limited to, the following:

  •
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

        Mandatorily Redeemable Capital Stock.    The Bank will reclassify capital stock subject to redemption from equity to liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statements of operations. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividend on the capital stock would no longer be classified as interest expense. The repayment of mandatorily redeemable capital stock is reflected as a financing cash outflow in the statements of cash flows.

        At December 31, 2009 and 2008, the Bank had $90.9 million and $93.4 million, respectively in capital stock subject to mandatory redemption. Payment of capital stock subject to mandatory redemption is subject to a five-year waiting period and the Bank continuing to meet its minimum capital requirements. There were no dividends on mandatorily redeemable stock for the year ended December 31, 2009. For the years ended December 31, 2008, and 2007, dividends on mandatorily

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

redeemable capital stock of $1.2 million, and $1.4 million, respectively, were recorded as interest expense.

        The following table provides the number of stockholders and the related dollar amounts for activities recorded as mandatorily redeemable capital stock during 2009, 2008, and 2007.

	2009		2008		2007
	Number of Stockholders	Amount	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of year	8	$93,406	6	$31,808	5	$12,354
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	1	10	4	88,019	3	36,071
Capital stock previously subject to mandatory redemption reclassified to equity during the year due to merger into a member institution	(1)	(2,520)	—	—	—	—
Repurchase of mandatorily redeemable capital stock	—	—	(2)	(26,421)	(2)	(16,617)

Balance at end of year	8	$90,896	8	$93,406	6	$31,808

        Consistent with the capital plan currently in effect, the Bank is not required to redeem membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. Furthermore, the Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer outstanding, the Bank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital-stock redemption discussed below. The year of redemption in the following table represents the end of the five-year redemption period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the five-year redemption period, the activity-based stock associated with this activity will remain outstanding until the activity no longer

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

remains outstanding. The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2009 and 2008 (dollars in thousands).

	December 31,
Contractual Year of Redemption	2009	2008
Past redemption date(1)	$4,185	$—
2009	—	4,185
2010	103	103
2011	—	—
2012	—	2,520
2013	86,598	86,598
2014	10	—

Total	$90,896	$93,406

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but member-related activity remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

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

        Excess Capital Stock.    In accordance with its capital plan, the Bank, in its discretion, can repurchase stock from the member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) and the repurchase will not cause the Bank to fail to meet any of its capital requirements. The Bank may also allow the member to sell the excess capital stock at par value to another member of the Bank. During 2007 and until December 5, 2008, the Bank honored all excess capital stock-repurchase requests from members after determining that the Bank would remain in compliance with its capital requirements after making such repurchases. However, effective December 8, 2008, the Bank placed a moratorium on all excess capital stock repurchases to help preserve the Bank's capital in the light of certain liquidity challenges for the Bank that arose during 2008 and 2009. At December 31, 2009 and 2008, members and nonmembers with capital stock outstanding held excess capital stock totaling $1.5 billion and $677.3 million, representing approximately 39.9 percent and 18.4 percent of total capital stock outstanding, respectively. The Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank's excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank's excess stock to exceed one percent of its total assets. At December 31, 2009, the Bank had excess capital stock outstanding totaling 2.4 percent of its total assets.

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

        Additionally, the Bank cannot redeem or repurchase shares of capital stock from any member of the Bank if any of the following conditions are present:

  •
  If, following such redemption, the Bank would fail to satisfy its minimum capital requirements. In accordance with applicable law and Finance Agency regulations, no Bank stock may be redeemed if the Bank becomes undercapitalized or the Bank's capital would be insufficient to maintain a classification of adequately capitalized after doing so, except, in this latter case, with the Director of the Finance Agency's permission. This includes the event that the Director of the Finance Agency deems the Bank to be less than adequately capitalized on a discretionary basis.

  •
  If either the Bank's board of directors or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

  •
  If the principal or interest due on any CO issued through the Office of Finance on which the Bank is the primary obligor has not been paid in full when due,

  •
  If the Bank fails to provide the Finance Agency quarterly certification required by section 966.9(b)(1) of the Finance Agency's rules prior to declaring or paying dividends for a quarter,

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15—Capital (Continued)

  •
  If the Bank fails to certify in writing to the Finance Agency that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations;

  •
  If the Bank notifies the Finance Agency that it cannot provide the required certification, projects it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations, or

  •
  If the Bank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations.

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

        Related-Party Activities.    The following table presents member holdings of 10 percent or more of the Bank's total capital stock outstanding at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A., Providence, RI(1)	$1,084,710	29.0%	$1,082,548	29.4%
RBS Citizens N.A., Providence, RI	515,748	13.8	515,043	14.0

(1)
Capital stock outstanding includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

Note 16—Employee Retirement Plans

        Employee Retirement Plans.    The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $3.5 million, $3.1 million, and $3.5 million in the years ended December 31, 2009, 2008, and 2007, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not presented herein.

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

        In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2009	2008	2009	2008
Change in benefit obligation(1)
Benefit obligation at beginning of year	$12,818	$9,982	$411	$333
Service cost	294	511	34	20
Interest cost	414	703	24	21
Actuarial (gain) loss	(138)	1,622	4	50
Benefits paid	(8,298)	—	(15)	(13)

Benefit obligation at end of year	5,090	12,818	458	411
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	8,298	—	15	13
Benefits paid	(8,298)	—	(15)	(13)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(5,090)	$(12,818)	$(458)	$(411)

(1)
Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

        Amounts recognized in other liabilities on the statement of condition for the Bank's supplemental retirement and postretirement benefit plans at December 31, 2009 and 2008, were $5.5 million and $13.2 million, respectively.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        Amounts recognized in accumulated other comprehensive income for the Bank's supplemental retirement and postretirement benefit plans as of December 31, 2009 and 2008, were (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2009	2008	2009	2008
Net actuarial loss	$1,661	$3,841	$81	$81
Prior service benefit	(17)	(35)	—	—

Net amount recognized	$1,644	$3,806	$81	$81

        The accumulated benefit obligation for the supplemental retirement plan was $4.3 million and $9.9 million at December 31, 2009 and 2008, respectively.

        The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income for the Bank's supplemental retirement and postretirement benefit plans for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Supplemental Retirement Plan			Postretirement Benefit Plan
	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost
Service cost	$294	$511	$431	$34	$20	$20
Interest cost	414	703	554	24	21	14
Amortization of prior service cost	(17)	(17)	21	—	—	—
Amortization of net actuarial loss	80	472	393	5	—	3
Amortization of transition obligation	—	—	19	—	—	—
Loss due to settlement of pension obligation	1,961	—	—	—	—	—

Net periodic benefit cost	2,732	1,669	1,418	63	41	37
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Amortization of prior service cost	17	17	(21)	—	—	—
Amortization of net actuarial loss	(80)	(472)	(393)	(5)	—	(3)
Amortization of transition obligation	—	—	(19)	—	—	—
Net actuarial loss (gain)	(138)	1,622	667	5	50	(42)
Loss due to settlement of pension obligation	(1,961)	—	—	—	—	—

Total recognized in accumulated other comprehensive income	(2,162)	1,167	234	—	50	(45)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$570	$2,836	$1,652	$63	$91	$(8)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit costs for the Bank's supplemental retirement and postretirement benefit plans over the next fiscal year are (dollars in thousands):

	Supplemental Retirement Plan	Postretirement Benefit Plan
	2009	2009
Net actuarial loss	$192	$3
Prior service benefit	(17)	—

Net estimated amount to be amortized	$175	$3

        The measurement date used to determine current year's benefit obligation was December 31, 2009.

        Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank's supplemental retirement and postretirement benefit plans at December 31, 2009 and 2008, were:

	Supplemental Retirement Plan		Postretirement Benefit Plan
	2009	2008	2009	2008
Benefit obligation
Discount rate	6.00%	6.25%	6.00%	5.75%
Salary increases	5.50%	5.50%	—	—
Net periodic benefit cost
Discount rate	6.25%	6.25%	5.75%	6.50%
Salary increases	5.50%	5.50%	—	—

        The discount rate for the supplemental retirement plan as of December 31, 2009, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2009, and solving for the single discount rate that produces the same present value.

        The Bank's supplemental retirement and postretirement benefit plans are not funded; therefore, no contributions will be made in 2010.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Employee Retirement Plans (Continued)

        Estimated future benefit payments for the Bank's supplemental retirement and postretirement benefit plans, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

Years	Supplemental Retirement Plan Payments	Postretirement Benefit Plan Payments
2010	$298	$15
2011	67	16
2012	161	16
2013	189	17
2014	232	18
2015-2019	1,760	112

        Defined Contribution Plan.    The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions were $868,000, $770,000, and $689,000 in the years ended December 31, 2009, 2008, and 2007, respectively.

        The Bank also maintains the Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The Director's Nonqualified Deferred Compensation Program, a deferred compensation plan that was available to all directors prior to 2007, was merged into the Thrift BEP effective on the close of business December 31, 2006. Since January 1, 2007, directors of the Bank have had the option to defer receipt of meeting fees to the Thrift BEP. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank's contribution to these plans totaled $46,000, $145,000, and $106,000 in the years ended December 31, 2009, 2008, and 2007, respectively. The Bank's obligation from this plan, was $2.6 million and $4.7 million at December 31, 2009 and 2008, respectively.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 17—Segment Information (Continued)

        The following table presents net interest income after provision for credit losses on mortgage loans by business segment, other (loss)/income, other expense, and income before assessments for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses on Mortgage Loans by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Other (Loss)/ Income	Other Expense	(Loss) Income Before Assessments
2009	$68,936	$241,028	$309,964	$(436,647)	$60,068	$(186,751)
2008	$28,186	$304,256	$332,442	$(391,960)	$56,308	$(115,826)
2007	$29,096	$283,359	$312,455	$11,137	$53,618	$269,974

        The following table presents total assets by business segment as of December 31, 2009, 2008, and 2007, and average-earning assets by business segment for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Total Assets by Segment			Total Average-Earning Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Mortgage Loan Finance	Other Business Activities	Total
2009	$3,526,527	$58,960,473	$62,487,000	$3,851,510	$66,676,980	$70,528,490
2008	$4,177,313	$76,175,854	$80,353,167	$4,065,776	$77,725,685	$81,791,461
2007	$4,112,988	$74,087,350	$78,200,338	$4,273,757	$60,351,358	$64,625,115

Note 18—Fair Value

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

        The fair-value hierarchy prioritizes the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level within the fair-value hierarchy for the fair-value measurement is determined. This overall level is an indication the market observability of the fair-value measurement. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

        Outlined below is the application of the fair-value hierarchy to the Bank's financial assets and financial liabilities that are carried at fair value.

Level 1	Defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value generally include certain types of derivative contracts that are traded in an open exchange market and investments such as U.S. Treasury securities.
Level 2
Defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include investment securities, including U.S. government and agency securities, and derivative contracts.
Level 3
Defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs are supported by little or no market activity and reflect the Bank's own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include certain private-label MBS and state or local agency obligations.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

        The following table presents the Bank's assets and liabilities that are measured at fair value on the statement of condition at December 31, 2009 (dollars in thousands), by fair-value hierarchy level:

	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities	$—	$107,338	$—	$—	$107,338
Available-for-sale securities	—	6,486,632	—	—	6,486,632
Derivative assets	—	243,302	—	(226,499)	16,803

Total assets at fair value	$—	$6,837,272	$—	$(226,499)	$6,610,773
Liabilities:
Derivative liabilities	$—	$(985,177)	$—	$216,868	$(768,309)

Total liabilities at fair value	$—	$(985,177)	$—	$216,868	$(768,309)

(1)
Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2009, totaled $9.6 million.

        The following table presents the Bank's assets and liabilities that are measured at fair value on the statement of condition at December 31, 2008 (dollars in thousands), by fair-value hierarchy level:

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

(1)
Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2008, totaled $46.1 million.

        For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. If a change in classification results in an item moving into or out of the Level 3 fair-value hierarchy, such reclassification will be reported as a transfer in or out of Level 3 at fair value in the quarter in which the change occurs.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

        Fair Value on a Nonrecurring Basis.    Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

        The following table presents the Bank's other-than-temporarily impaired securities that were written down to fair value by level within the fair-value hierarchy, for which a nonrecurring change in fair value has been recorded in the statement of operations for the quarter ended December 31, 2009. Also displayed are the Bank's other-than-temporarily impaired securities that were not adjusted to fair value because their carrying value is below fair value as of December 31, 2009 (dollars in thousands).

	Securities Adjusted to Fair Value			Securities Not Adjusted to Fair Value
	Carrying Value Prior to Write- down	Level 3 Fair Value	Credit Loss Reported in Earnings	Carrying Value Prior to Write- down	Fair Value	Unrecognized Holding Gain	Credit Loss Reported in Earnings
Impaired held-to-maturity securities:
Private-label residential MBS	$302,701	$254,625	$(15,053)	$839,718	$953,217	$113,499	$(57,387)

        Described below are the Bank's fair-value-measurement methodologies for assets and liabilities measured or disclosed at fair value.

        Cash and Due from Banks.    The fair value approximates the recorded book balance.

        Interest-Bearing Deposits.    The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

        Investment Securities.    Fair values of investment securities that are actively traded in orderly transactions by market participants in the secondary market are determined based on independent market-based prices received from a third-party pricing service. The Bank's principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid-level pricing in that market. Two factors may be used to determine the fair value of investment securities when the security is not actively traded in orderly transactions: (1) dealer quotes or (2) fair value determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets. Further, the Bank performs an internal, independent price verification function that tests valuations received from third parties. Available-for-sale securities and trading securities are carried on the statement of condition at fair value.

        The Bank changed the methodology used to estimate the fair value of private-label MBS during the quarter ended September 30, 2009. Under the new methodology, the Bank requests prices for all private-label MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for private-label MBS held in common with other FHLBanks are reviewed for consistency. Prior to the quarter ended September 30, 2009, the Bank had used a single third-party vendor for pricing private-label MBS. This change in pricing methodology did not have a significant impact on the Bank's fair values of its private-label MBS.

        Securities Purchased under Agreements to Resell.    The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

        Federal Funds Sold.    The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

        Advances.    The Bank determines the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency's advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. Credit risk related to advances does not have an impact on the fair value of the Bank's advances. Collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Bank enjoys certain unique advantages as a creditor to its members. The Bank has the ability to establish a blanket lien on assets of members, and in the case of FDIC-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

        Mortgage Loans.    The fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loan pools available in the market or modeled prices. The modeled prices start with prices for new and seasoned MBS issued by GSEs. Prices are then adjusted for differences in coupon, average loan rate, seasoning, and cash-flow remittance between the Bank's mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

        Accrued Interest Receivable and Payable.    The fair value is the recorded book value.

        Derivative Assets/Liabilities—Interest-Rate-Exchange Agreements.    The Bank bases the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from or to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank.

        Derivative Assets/Liabilities—Mortgage-Loan-Purchase Commitments.    Mortgage-loan-purchase commitments are recorded as derivatives in the statement of condition. The fair values of mortgage-loan-purchase commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS TBA with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

        Deposits.    The Bank determines fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

        Consolidated Obligations.    The Bank estimates fair values based on the cost of issuing comparable term debt, excluding noninterest selling costs. Fair values of CO bonds and CO discount notes without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance. Fair values of COs with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers.

        Mandatorily Redeemable Capital Stock.    The fair value of capital stock subject to mandatory redemption is generally at par. Capital stock can only be acquired by the Bank's members at par value and redeemed at par value. The Bank's capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

        Commitments.    The fair value of the Bank's standby bond-purchase agreements is based on the present value of the estimated fees the Bank is to receive for providing these agreements, taking into account the remaining terms of such agreements. For fixed-rate advance commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

        The following fair-value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2009 and 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair value. The fair-value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value (Continued)

        The carrying values and fair values of the Bank's financial instruments at December 31, 2009, and December 31, 2008, were as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$191,143	$191,143	$5,735	$5,735
Interest-bearing deposits	81	81	3,279,075	3,279,075
Securities purchased under agreements to resell	1,250,000	1,249,948	2,500,000	2,499,950
Federal funds sold	5,676,000	5,675,885	2,540,000	2,539,945
Trading securities	107,338	107,338	63,196	63,196
Available-for-sale securities	6,486,632	6,486,632	1,214,404	1,214,404
Held-to-maturity securities	7,427,413	7,422,681	9,268,224	7,584,782
Advances	37,591,461	37,821,543	56,926,267	57,347,453
Mortgage loans, net	3,505,975	3,627,426	4,153,537	4,235,015
Accrued interest receivable	147,689	147,689	288,753	288,753
Derivative assets	16,803	16,803	28,935	28,935
Liabilities:
Deposits	(772,457)	(772,331)	(611,070)	(609,838)
Consolidated obligations:
Bonds	(35,409,147)	(35,725,554)	(32,254,002)	(32,679,716)
Discount notes	(22,277,685)	(22,278,168)	(42,472,266)	(42,559,462)
Mandatorily redeemable capital stock	(90,896)	(90,896)	(93,406)	(93,406)
Accrued interest payable	(178,121)	(178,121)	(258,530)	(258,530)
Derivative liabilities	(768,309)	(768,309)	(1,173,794)	(1,173,794)
Other:
Commitments to extend credit for advances	—	(2,492)	—	(525)
Standby bond-purchase agreements	—	3,008	—	976
Standby letters of credit	(845)	(845)	(366)	(366)

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies

        COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank, and as of December 31, 2009, and through the filing of this report, the Bank does not believe that it is probable that it will be asked to do so.

        The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at December 31, 2009 and 2008. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $872.7 billion and $1.2 trillion at December 31, 2009 and 2008, respectively.

        Commitments to Extend Credit.    Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $501.1 million and $118.5 million at December 31, 2009 and 2008, respectively. Advance commitments that are legally binding but subject to credit evaluation at the date of disbursement totaled approximately $45.5 million and $53.6 million at December 31, 2009 and 2008, respectively. Advance commitments generally are for periods up to 12 months.

        Commitments for unused line-of-credit advances totaled approximately $1.4 billion and $1.5 billion at December 31, 2009 and 2008, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily represent future cash requirements.

        Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate. If the Bank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit were as follows (dollars in thousands):

	December 31, 2009	December 31, 2008
Outstanding notional	$1,093,793	$1,148,442
Original terms	29 days to 20 years	One month to 20 years
Final expiration year	2024	2024

        Unearned fees for the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $845,000 and $366,000 at December 31, 2009 and 2008, respectively. Based on management's credit analyses and collateral requirements, the Bank has

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 8—Advances for additional information.

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

        Mortgage Loans.    Commitments that obligate the Bank to purchase mortgage loans totaled $3.7 million and $32.7 million at December 31, 2009 and 2008, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

        Standby Bond-Purchase Agreements.    The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authorities' bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2012. Total commitments for bond purchases were $442.4 million and $333.4 million at December 31, 2009 and 2008, respectively with two state-housing authorities. The fair value of standby bond-purchase agreements as of December 31, 2009 and 2008, is reported in Note 18—Fair Values. During 2009, the Bank was not required to purchase any bonds under these agreements. At December 31, 2008, the Bank held $21.7 million of bonds purchased under these agreements. These bonds are classified as available-for-sale in the statement of condition. See Note 6—Available-for-Sale Securities for additional information regarding the purchase of these securities. If the bonds are subsequently remarketed by the state-housing authority, the commitment amount of standby bond-purchase agreements will increase by the amount of the remarketed bonds, as long as the standby bond-purchase agreement has not expired. After a specified holding period, unremarketed bonds are subject to accelerated redemption and must be repurchased by the state-housing authority.

        Counterparty Credit Exposure.    The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody's, and enters into bilateral-collateral agreements. As of December 31, 2009 and 2008, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $445.1 million and $920.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

        Unsettled Consolidated Obligations.    The Bank had $205.0 million and $895.0 million par value of CO bonds that had traded but not settled as of December 31, 2009 and 2008, respectively. Additionally, the Bank had $1.0 billion and $123.0 million par value of CO discount notes that had been traded but not settled as of December 31, 2009 and 2008, respectively.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19—Commitments and Contingencies (Continued)

        Lease Commitments.    The Bank charged to operating expense net rental costs of approximately $3.9 million, $3.8 million and $3.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum rentals at December 31, 2009, were as follows (dollars in thousands):

Year	Premises
2010	$3,675
2011	3,685
2012	3,694
2013	38

Total	$11,092

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

Note 20—Transactions with Related Parties and Other FHLBanks

        Transactions with Related Parties.    The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investment in the Bank. In addition, certain former members and nonmembers that still have outstanding transactions with the Bank are also required to maintain their investment in the Bank's capital stock until the transactions mature or are paid off. All advances are issued to members or housing associates, and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand-deposit accounts for members and housing associates primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between the Bank and the member or housing associate. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members. The Bank defines related parties as those members whose capital stock holdings are in excess of 10 percent of the Bank's total capital stock outstanding. As discussed in Note 15—Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. each held more than 10 percent of the Bank's total capital stock outstanding as of December 31, 2009. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 8—Advances, 10—Derivatives and Hedging Activities, and 15—Capital.

        Transactions with Other FHLBanks.    The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 20—Transactions with Related Parties and Other FHLBanks (Continued)

        Investments in Consolidated Obligations.    For the years ended December 31, 2009 and 2008, the Bank did not record any interest income from investments in other FHLBanks COs. For the year ended December 31, 2007, the Bank recorded interest income of $598,000 from investments in other FHLBank COs. Purchases of COs issued for other FHLBanks occur at market prices through third-party securities dealers.

        Overnight Funds.    The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statements of operations.

        Interest income from loans to other FHLBanks during the years ended December 31, 2009, 2008, and 2007, is shown in the following table, by FHLBank (dollars in thousands):

Interest Income from Loans to Other FHLBanks	2009	2008	2007
FHLBank of Indianapolis	$2	$—	$—
FHLBank of Topeka	—	—	12

Total	$2	$—	$12

        Interest expense on borrowings from other FHLBanks for the years ended December 31, 2009, 2008, and 2007, is shown in the following table, by FHLBank (dollars in thousands):

Interest Expense on Borrowings from Other FHLBanks	2009	2008	2007
FHLBank of Atlanta	$—	$31	$13
FHLBank of Chicago	—	15	—
FHLBank of Cincinnati	12	210	113
FHLBank of Dallas	1	51	32
FHLBank of Des Moines	—	24	—
FHLBank of Indianapolis	—	27	—
FHLBank of New York	2	19	—
FHLBank of Pittsburgh	—	4	—
FHLBank of San Francisco	150	130	43
FHLBank of Seattle	—	5	—
FHLBank of Topeka	—	47	87

Total	$165	$563	$288

        MPF Mortgage Loans.    The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank's participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank's statement of condition. The Bank recorded $1.1 million, $1.1 million, and $1.0 million in MPF transaction-services fee expense to the FHLBank of Chicago during the years ended December 31, 2009, 2008, and 2007, respectively, which has been recorded in the statements of operations as other expense.