Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Boston
filed 2010-05-13
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2010
Class B Stock, par value $100	37,433,661

Federal Home Loan Bank of Boston

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$276,627	$191,143
Interest-bearing deposits	95	81
Securities purchased under agreements to resell	1,500,000	1,250,000
Federal funds sold	5,445,000	5,676,000
Investments:
Trading securities	258,617	107,338
Available-for-sale securities - includes $80,589 and $82,148 pledged as collateral at March 31, 2010, and December 31, 2009, respectively that may be repledged	8,000,384	6,486,632
Held-to-maturity securities - includes $85,157 and $118,211 pledged as collateral at March 31, 2010, and December 31, 2009, respectively that may be repledged (a)	7,095,811	7,427,413
Advances	35,174,620	37,591,461
Mortgage loans held for portfolio, net of allowance for credit losses of $2,500 and $2,100 at March 31, 2010, and December 31, 2009, respectively	3,392,872	3,505,975
Accrued interest receivable	137,978	147,689
Resolution Funding Corporation (REFCorp) prepaid assessment	34,511	40,236
Premises, software, and equipment, net	5,418	5,840
Derivative assets	14,435	16,803
Other assets	232,352	40,389

Total Assets	$61,568,720	$62,487,000

LIABILITIES
Deposits:
Interest-bearing	$650,279	$754,976
Non-interest-bearing	14,226	17,481
Total deposits	664,505	772,457

Consolidated obligations:
Bonds	37,840,458	35,409,147
Discount notes	19,077,842	22,277,685
Total consolidated obligations, net	56,918,300	57,686,832

Mandatorily redeemable capital stock	90,803	90,896
Accrued interest payable	189,792	178,121
Affordable Housing Program (AHP) payable	24,256	23,994
Derivative liabilities	718,441	768,309
Other liabilities	77,648	202,333

Total liabilities	58,683,745	59,722,942
Commitments and contingencies (Note 16)

CAPITAL
Capital stock — Class B — putable ($100 par value), 36,462 shares and 36,431 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	3,646,201	3,643,101
Retained earnings	165,507	142,606
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(75,001)	(90,060)
Net unrealized loss relating to hedging activities	(352)	(356)
Net noncredit portion of other-than-temporary impairment losses on investment securities	(849,700)	(929,508)
Pension and postretirement benefits	(1,680)	(1,725)
Total accumulated other comprehensive loss	(926,733)	(1,021,649)

Total capital	2,884,975	2,764,058

Total Liabilities and Capital	$61,568,720	$62,487,000

(a)          Fair values of held-to-maturity securities were $7,148,885 and $7,422,681 at March 31, 2010, and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Advances	$102,930	$251,245
Prepayment fees on advances, net	572	939
Interest-bearing deposits	—	1,489
Securities purchased under agreements to resell	284	2,992
Federal funds sold	2,665	2,408
Investments:
Trading securities	1,852	763
Available-for-sale securities	13,437	3,322
Held-to-maturity securities	46,384	61,417
Prepayment fees on investments	—	7
Mortgage loans held for portfolio	43,326	52,715
Total interest income	211,450	377,297

INTEREST EXPENSE
Consolidated obligations:
Bonds	137,259	219,544
Discount notes	5,727	100,398
Deposits	91	243
Other borrowings	2	35
Total interest expense	143,079	320,220

NET INTEREST INCOME	68,371	57,077

Provision for credit losses	431	100

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	67,940	56,977

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(20,547)	(894,565)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(2,276)	767,653
Net impairment losses on investment securities recognized in income	(22,823)	(126,912)

Service fees	1,444	936
Net unrealized gains on trading securities	1,846	1,096
Net (losses) gains on derivatives and hedging activities	(2,832)	24
Other	66	(7)
Total other loss	(22,299)	(124,863)

OTHER EXPENSE
Operating	12,375	13,730
Finance Agency and Office of Finance	1,803	1,499
Other	292	323
Total other expense	14,470	15,552

INCOME (LOSS) BEFORE ASSESSMENTS	31,171	(83,438)

AHP	2,545	—
REFCorp	5,725	—
Total assessments	8,270	—

NET INCOME (LOSS)	$22,901	$(83,438)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED MARCH 31, 2010 and 2009

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225

Cumulative effect of adjustments to opening balance			349,106	(349,106)	—
Proceeds from sale of capital stock	188	18,821			18,821
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of net shares from mandatorily redeemable capital stock	25	2,520			2,520
Comprehensive loss:
Net loss			(83,438)		(83,438)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities				(45,624)	(45,624)
Noncredit portion of other-than-temporary impairment losses on investment securities				(767,653)	(767,653)
Accretion of noncredit portion of impairment losses on investment securities				38,832	38,832
Reclassification adjustment for previously deferred hedging gains and losses included in income				(29)	(29)
Pension and postretirement benefits				124	124
Total comprehensive loss					(857,788)

BALANCE, MARCH 31, 2009	36,045	$3,604,513	$245,919	$(1,258,202)	$2,592,230

BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$(1,021,649)	$2,764,058

Proceeds from sale of capital stock	31	3,100			3,100
Comprehensive income:
Net income			22,901		22,901
Other comprehensive income:
Net unrealized gains on available-for-sale securities				15,059	15,059
Noncredit portion of other-than-temporary impairment losses on investment securities				(16,944)	(16,944)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				19,220	19,220
Accretion of noncredit portion of impairment losses on investment securities				77,532	77,532
Reclassification adjustment for previously deferred hedging gains and losses included in income				4	4
Pension and postretirement benefits				45	45
Total comprehensive income					117,817

BALANCE, MARCH 31, 2010	36,462	$3,646,201	$165,507	$(926,733)	$2,884,975

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES

Net income (loss)	$22,901	$(83,438)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(4,214)	(138,150)
Provision for credit losses on mortgage loans	431	100
Change in net fair-value adjustments on derivatives and hedging activities	6,707	3,428
Net impairment losses on investment securities recognized in income	22,823	126,912
Other adjustments	(69)	11
Net change in:
Market value of trading securities	(1,846)	(1,096)
Accrued interest receivable	9,711	89,894
Other assets	1,685	3,150
Net derivative accrued interest	(9,501)	30,162
Accrued interest payable	11,671	(24,114)
Other liabilities	4,293	(6,334)

Total adjustments	41,691	83,963
Net cash provided by operating activities	64,592	525

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits	(14)	(8,273,048)
Securities purchased under agreements to resell	(250,000)	1,500,000
Federal funds sold	231,000	1,640,000
Premises, software, and equipment	(50)	173
Trading securities:
Proceeds from maturities	1,312	2,308
Purchases	(150,744)	—
Available-for-sale securities:
Net increase in short-term	(250,000)	—
Proceeds from maturities	40,735	—
Proceeds from sales	—	21,685
Purchases	(1,226,466)	—
Held-to-maturity securities:
Proceeds from maturities	491,343	451,711
Purchases	(482,750)	—
Advances to members:
Proceeds	45,069,636	135,785,991
Disbursements	(42,664,453)	(128,416,483)
Mortgage loans held for portfolio:
Proceeds	158,576	210,406
Purchases	(49,609)	(127,227)
Proceeds from sale of foreclosed assets	2,431	1,918

Net cash provided by investing activities	920,947	2,797,434

FINANCING ACTIVITIES

Net change in deposits	(104,584)	209,166
Net payments on derivative contracts with a financing element	(9,878)	(4,670)
Net proceeds from issuance of consolidated obligations:
Discount notes	301,530,700	338,164,365
Bonds	9,156,210	7,396,093
Payments for maturing and retiring consolidated obligations:
Discount notes	(304,724,189)	(339,390,397)
Bonds	(6,751,321)	(9,189,765)
Proceeds from issuance of capital stock	3,100	18,821
Payments for redemption of mandatorily redeemable capital stock	(93)	—
Payments for repurchase/redemption of capital stock	—	(1,548)

Net cash used in financing activities	(900,055)	(2,797,935)

Net increase in cash and cash equivalents	85,484	24

Cash and cash equivalents at beginning of the year	191,143	5,735

Cash and cash equivalents at period end	$276,627	$5,759

Supplemental disclosures:
Interest paid	$131,876	$470,316
AHP payments	$1,781	$1,592
Non-cash transfers of mortgage loans held for portfolio to real estate owned (REO)	$2,857	$2,025

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Background Information

The Federal Home Loan Bank of Boston (the Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (the FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. The Bank provides a readily available, competitively priced source of funds to its member institutions and housing associates located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain financial institutions, including community development financial institutions (CDFIs), and insurance companies with their principal places of business in New England and engaged in residential housing finance may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not allowed to hold capital stock. The Bank is a cooperative; current and former members own all of the outstanding capital stock of the Bank and may receive dividends on their investment. The Bank does not have any wholly or partially owned subsidiaries, and the Bank does not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

The Federal Housing Finance Agency (the Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the FHLBanks’ Office of Finance (Office of Finance).

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the Bank’s audited financial statements and related notes in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the SEC) on March 22, 2010 (the 2009 Annual Report on Form 10-K).

Note 2 — Recently Issued Accounting Standards and Interpretations

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance.  Adoption of this guidance will not have a material impact on the Bank’s financial condition, results of operations, and cash flows.

Fair-Value Measurements and Disclosures—Improving Disclosures about Fair-Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair-value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair-value measurements using significant unobservable inputs; clarifies existing fair-value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank’s adoption of this amended guidance will result in increased annual and interim financial statement disclosures but will not affect the Bank’s results of operations, financial condition, or cash flows.

Accounting for the Consolidation of Variable Interest Entities.  On June 12, 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for variable interest entities. An entity must first perform a qualitative analysis in determining whether it must consolidate a variable interest entity, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an entity continually evaluate variable interest entities for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a variable interest entity affects its financial statements and its exposure to risks. The Bank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the Bank’s financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include (1) the removal of the concept of qualifying special purpose entities, (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Bank adopted this guidance as of January 1, 2010. Its adoption did not have a material impact on the Bank’s financial condition, results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Trading securities as of March 31, 2010, and December 31, 2009, were as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Mortgage-backed securities
U.S. government-guaranteed - residential	$23,290	$23,972
Government-sponsored enterprises - residential	9,951	10,458
Government-sponsored enterprises - commercial	225,376	72,908

Total	$258,617	$107,338

Net unrealized gains on trading securities held at March 31, 2010 and 2009, amounted to $1.8 million and $1.1 million, respectively.

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2010, were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Loss
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$2,850,000	$—	$—	$2,850,000
Supranational banks	419,016	—	(33,138)	385,878
Corporate bonds (1)	702,443	3,551	—	705,994
U.S. government corporations	253,428	—	(31,138)	222,290
Government-sponsored enterprises	2,610,558	2,639	(17,045)	2,596,152
	6,835,445	6,190	(81,321)	6,760,314

Mortgage-backed securities
U.S. government guaranteed - residential	15,188	229	—	15,417
Government-sponsored enterprises - residential	911,855	3,650	(398)	915,107
Government-sponsored enterprises - commercial	312,897	—	(3,351)	309,546
	1,239,940	3,879	(3,749)	1,240,070

Total	$8,075,385	$10,069	$(85,070)	$8,000,384

(1)          Consists of corporate debentures guaranteed by the Federal Deposit Insurance Corporation (the FDIC) under the Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. Government.

Available-for-sale securities as of December 31, 2009, were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Loss
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$2,600,000	$—	$—	$2,600,000
Supranational banks	415,744	—	(34,733)	381,011
Corporate bonds (1)	702,754	1,022	(1,997)	701,779
U.S. government corporations	253,009	—	(31,507)	221,502
Government-sponsored enterprises	1,772,115	—	(19,796)	1,752,319
	5,743,622	1,022	(88,033)	5,656,611

Mortgage-backed securities
U.S. government guaranteed - residential	16,551	153	—	16,704
Government-sponsored enterprises - residential	503,047	1,600	(1,105)	503,542
Government-sponsored enterprises - commercial	313,472	90	(3,787)	309,775
	833,070	1,843	(4,892)	830,021

Total	$6,576,692	$2,865	$(92,925)	$6,486,632

(1)          Consists of corporate debentures guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. Government.

The following table summarizes available-for-sale securities with unrealized losses as of March 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$—	$—	$385,878	$(33,138)	$385,878	$(33,138)
U.S. government corporations	—	—	222,290	(31,138)	222,290	(31,138)
Government-sponsored enterprises	1,237,925	(4,143)	95,448	(12,902)	1,333,373	(17,045)
	1,237,925	(4,143)	703,616	(77,178)	1,941,541	(81,321)

Mortgage-backed securities
Government-sponsored enterprises - residential	214,706	(398)	—	—	214,706	(398)
Government-sponsored enterprises - commercial	54,426	(302)	255,120	(3,049)	309,546	(3,351)
	269,132	(700)	255,120	(3,049)	524,252	(3,749)

Total temporarily impaired	$1,507,057	$(4,843)	$958,736	$(80,227)	$2,465,793	$(85,070)

The Bank evaluates individual available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment.

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at March 31, 2010. The Bank’s available-for-sale securities portfolio has experienced unrealized losses and a decrease in hedged fair value due to interest-rate volatility and reduced liquidity in the marketplace. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it likely that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of March 31, 2010:

•                  Debentures issued by a supranational entity that were in an unrealized loss position as of March 31, 2010, are viewed as being likely to return contractual principal and interest since such supranational entity is rated triple-A by each of the three nationally recognized statistical rating organizations (NRSROs).

•                  Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated triple-A by the three NRSROs. These ratings reflect the U.S. government’s implicit support of the government corporation as well as the entity’s underlying business and financial risk.

•                  Corporate bonds issued under the Temporary Liquidity Guarantee Program are guaranteed by the FDIC.

•                  The Bank has concluded that the probability of default on issued debt for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as government-sponsored enterprises (GSEs) and their support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac are backed by mortgage loans conforming with those GSEs’ underwriting requirements and the GSEs’ credit guarantees as to full return of principal and interest.

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$—	$—	$381,011	$(34,733)	$381,011	$(34,733)
U.S. government corporations	—	—	221,502	(31,507)	221,502	(31,507)
Corporate bonds	301,204	(1,997)	—	—	301,204	(1,997)
Government-sponsored enterprises	1,654,798	(9,369)	97,521	(10,427)	1,752,319	(19,796)
	1,956,002	(11,366)	700,034	(76,667)	2,656,036	(88,033)

Mortgage-backed securities
Government-sponsored enterprises - residential	265,102	(1,105)	—	—	265,102	(1,105)
Government-sponsored enterprises - commercial	—	—	254,336	(3,787)	254,336	(3,787)
	265,102	(1,105)	254,336	(3,787)	519,438	(4,892)

Total temporarily impaired	$2,221,104	$(12,471)	$954,370	$(80,454)	$3,175,474	$(92,925)

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at March 31, 2010, and December 31, 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$2,850,000	$2,850,000	$2,600,000	$2,600,000
Due after one year through five years	3,204,652	3,206,698	2,366,921	2,356,577
Due after five years through 10 years	—	—	—	—
Due after 10 years	780,793	703,616	776,701	700,034
	6,835,445	6,760,314	5,743,622	5,656,611

Mortgage-backed securities	1,239,940	1,240,070	833,070	830,021

Total	$8,075,385	$8,000,384	$6,576,692	$6,486,632

As of March 31, 2010, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $97.6 million. Of that amount, $100.2 million of net premiums relates to non-MBS and $2.6 million of net discounts relates to MBS. As of December 31, 2009, the amortized cost of the Bank’s available-for-sale securities includes net premiums of $80.8 million. Of that amount, $82.7 million of net premiums relates to non-MBS and $1.9 million of net discounts relates to MBS.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of March 31, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

U.S. agency obligations	$29,487	$—	$29,487	$2,264	$—	$31,751
State or local housing-finance-agency obligations	242,486	—	242,486	339	(34,440)	208,385
Government-sponsored enterprises	73,843	—	73,843	—	(302)	73,541
	345,816	—	345,816	2,603	(34,742)	313,677

Mortgage-backed securities
U.S. government guaranteed -residential	85,607	—	85,607	813	—	86,420
Government-sponsored enterprises - residential	3,526,076	—	3,526,076	72,657	(5,010)	3,593,723
Government-sponsored enterprises - commercial	1,053,248	—	1,053,248	76,439	—	1,129,687
Private-label - residential	2,774,604	(848,815)	1,925,789	122,065	(170,261)	1,877,593
Private-label - commercial	129,883	—	129,883	326	(3,439)	126,770
Asset-backed securities (ABS) backed by home equity loans	30,277	(885)	29,392	174	(8,551)	21,015
	7,599,695	(849,700)	6,749,995	272,474	(187,261)	6,835,208

Total	$7,945,511	$(849,700)	$7,095,811	$275,077	$(222,003)	$7,148,885

Held-to-maturity securities as of December 31, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

U.S. agency obligations	$30,801	$—	$30,801	$2,260	$—	$33,061
State or local housing-finance-agency obligations	246,257	—	246,257	749	(31,876)	215,130
Government-sponsored enterprises	18,897	—	18,897	—	(300)	18,597
	295,955	—	295,955	3,009	(32,176)	266,788

Mortgage-backed securities
U.S. government guaranteed -residential	98,610	—	98,610	154	(367)	98,397
Government-sponsored enterprises - residential	3,766,047	—	3,766,047	64,456	(14,545)	3,815,958
Government-sponsored enterprises - commercial	1,106,319	—	1,106,319	65,646	—	1,171,965
Private-label - residential	2,926,608	(928,532)	1,998,076	134,435	(212,175)	1,920,336
Private-label - commercial	132,405	—	132,405	37	(4,507)	127,935
Asset-backed securities (ABS) backed by home equity loans	30,977	(976)	30,001	136	(8,835)	21,302
	8,060,966	(929,508)	7,131,458	264,864	(240,429)	7,155,893

Total	$8,356,921	$(929,508)	$7,427,413	$267,873	$(272,605)	$7,422,681

The following table summarizes the held-to-maturity securities with unrealized losses as of March 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local housing-finance-agency obligations	$26,808	$(381)	$163,906	$(34,059)	$190,714	$(34,440)
Government-sponsored enterprises	73,541	(302)	—	—	73,541	(302)
	100,349	(683)	163,906	(34,059)	264,255	(34,742)

Mortgage-backed securities
U.S. government guaranteed - residential
Government-sponsored enterprises - residential	462,772	(2,496)	186,243	(2,514)	649,015	(5,010)
Private-label - residential	—	—	1,873,178	(898,008)	1,873,178	(898,008)
Private-label - commercial	—	—	115,927	(3,439)	115,927	(3,439)
ABS backed by home equity loans	—	—	21,015	(9,261)	21,015	(9,261)
	462,772	(2,496)	2,196,363	(913,222)	2,659,135	(915,718)

Total	$563,121	$(3,179)	$2,360,269	$(947,281)	$2,923,390	$(950,460)

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local housing-finance-agency obligations	$165	$—	$167,264	$(31,876)	$167,429	$(31,876)
Government-sponsored enterprises	18,597	(300)	—	—	18,597	(300)
	18,762	(300)	167,264	(31,876)	186,026	(32,176)

Mortgage-backed securities
U.S. government guaranteed - residential	95,317	(358)	1,155	(9)	96,472	(367)
Government-sponsored enterprises - residential	818,526	(4,082)	334,118	(10,463)	1,152,644	(14,545)
Private-label - residential	32,592	(26,319)	1,882,499	(981,115)	1,915,091	(1,007,434)
Private-label - commercial	—	—	117,383	(4,507)	117,383	(4,507)
ABS backed by home equity loans	2,534	(1,278)	18,768	(8,397)	21,302	(9,675)
	948,969	(32,037)	2,353,923	(1,004,491)	3,302,892	(1,036,528)

Total	$967,731	$(32,337)	$2,521,187	$(1,036,367)	$3,488,918	$(1,068,704)

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at March 31, 2010, and December 31, 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010			December 31, 2009
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Maturity	Cost	Value (1)	Value	Cost	Value (1)	Value

Due in one year or less	$100	$100	$101	$355	$355	$355
Due after one year through five years	78,959	78,959	78,734	24,030	24,030	23,811
Due after five years through 10 years	59,948	59,948	62,019	62,522	62,522	65,190
Due after 10 years	206,809	206,809	172,823	209,048	209,048	177,432
	345,816	345,816	313,677	295,955	295,955	266,788

Mortgage-backed securities	7,599,695	6,749,995	6,835,208	8,060,966	7,131,458	7,155,893

Total	$7,945,511	$7,095,811	$7,148,885	$8,356,921	$7,427,413	$7,422,681

(1)          Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related impairment recognized in accumulated other comprehensive income.

As of March 31, 2010, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $497.4 million. Of that amount, net premiums of $6.5 million relates to non-MBS and net discounts of $503.8 million relates to MBS. As of December 31, 2009, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $482.3 million. Of that amount, net premiums of $1.5 million relates to non-MBS and net discounts of $483.8 million relates to MBS.

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

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. As of March 31, 2010, none of the Bank’s held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-Backed Securities. For its MBS issued by GSEs, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on such MBS are temporary. Additionally, based upon the Bank’s assessment of the creditworthiness of the issuers of its private-label commercial MBS, the credit ratings assigned by the NRSROs, and the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of commercial private-label MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, the Bank does not believe that the declines in market value of these securities are attributable to credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. As a result, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2010.

The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, has reviewed and approved the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash-flow projections for analyzing credit losses and determining other-than-temporary impairment for all of their private-label residential MBS and home equity loan investments (including home equity ABS) to support consistency among the FHLBanks in these assessments. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside of the scope of the FHLBanks’ OTTI Governance Committee and were analyzed for other-than-temporary impairment by each individual FHLBank owning securities backed by such collateral. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

The Bank’s evaluation includes estimating projected cash flows that the Bank is likely to collect based on an assessment of all available information about the applicable security on an individual basis, the structure of the security, and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security. In performing a detailed cash-flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred.

In accordance with related guidance from the Finance Agency, the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying the Bank’s other-than-temporary impairment decisions in certain instances.

Specifically:

•                  The Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS. The FHLBank of San Francisco provided cash-flow projections for 177 of the Bank’s securities representing a par amount of $3.1 billion as of March 31, 2010.

•                  The Bank has contracted with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. The FHLBank of Chicago provided cash-flow projections for 16 of the Bank’s securities representing a par amount of $25.8 million as of March 31, 2010.

•                  In the event that neither the FHLBank of San Francisco or FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank projects the expected cash flows for that security based on the Bank’s expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. The Bank forms these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data. The Bank determined its own cash-flow projections for 14 securities representing a par amount of $114.1 million as of March 31, 2010.

To assess whether the entire amortized cost basis of its private-label residential MBS will be recovered, cash-flow analyses for each of the Bank’s private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, and to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing-price forecast as of March 31, 2010, assumed current-to-trough home-price declines ranging from zero percent to 12 percent over the six to 12 month period beginning January 1, 2010, for the respective states and CBSAs. Thereafter, home prices are projected to increase zero percent in the first six months after the trough, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year.

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

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers’ ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. The burn-out period for each monoline insurer has been incorporated in the third-party cash-flow model, as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit impaired.

At each quarterend, the Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable-rate private-label MBS, the Bank uses a forward interest-rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis. The Bank recorded an other-than-temporary impairment credit loss of $22.8 million for the quarter ended March 31, 2010.

For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive income (loss) is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the quarter ended March 31, 2010, the Bank accreted $77.5 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit-related losses during the quarter ended March 31, 2010, the additional credit-related losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $19.2 million for the quarter ended March 31, 2010.

For those securities for which an other-than-temporary impairment was determined to have occurred as of March 31, 2010 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities of the significant inputs used to measure the amount of the credit loss recognized in earnings during the quarter ended March 31, 2010, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown.

	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Alt-A (1)
2007	6.7%	4.4 – 12.6%	79.3%	37.5 – 89.7%	50.5%	44.2 – 55.3%	19.4%	0.0 – 48.3%
2006	6.8	3.5 – 13.1	78.6	48.1 – 91.4	52.6	43.4 – 56.9	22.9	0.0 – 48.0
2005	10.5	7.4 – 12.2	52.9	30.6 – 77.5	46.3	36.1 – 57.3	20.5	8.7 – 48.6
2004 and prior	8.6	8.4 – 8.9	63.5	63.1 – 63.9	53.3	52.8 – 53.7	35.9	31.4 – 41.2
Total	7.4%	3.5 – 13.1%	74.4%	30.6 – 91.4%	51.0%	36.1 – 57.3%	21.7%	0.0 – 48.6%

(1)          Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance. All of the securities determined to have incurred an other-than-temporary impairment as of March 31, 2010 were Alt-A securities based on the current performance characteristics of the underlying pool.

There are five monoline insurers that insure certain private-label residential MBS and home equity investments held by the Bank:

•                  Assured Guaranty Municipal Corp. — The financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above.

•                  Syncora Guarantee Inc. (Syncora) and Financial Guarantee Insurance Co. (FGIC) — The Bank places no reliance on the financial guarantee from Syncora and from FGIC, as these entities were ordered by the New York State Insurance Department to suspend all claims payments during 2009. Accordingly, the burnout period is considered to be zero months for Syncora and FGIC.

•                  Ambac — On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin, suspended payments to bond holders until September 2010 and created a segregated account for the bond holders. Through the first quarter of 2010, Ambac had been paying claims in order to meet any current cash flow deficiency within the structure of the securities. Based on these developments, the burn-out period for Ambac has been reduced to less than three months in the first quarter of 2010. Three securities guaranteed by Ambac were determined to have an other-than-temporary impairment credit loss at March 31, 2010 due to expected losses beyond the burn-out period.

•                  MBIA Insurance Corp (MBIA) — For the first quarter of 2010 the burn-out period for MBIA is 15 months, ending in June 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at March 31, 2010 due to expected losses beyond the burn-out period.

The following table displays the Bank’s securities for which other-than-temporary impairment credit losses were recognized in the quarter ending March 31, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At March 31, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value

Private-label residential MBS — Prime	$86,827	$80,739	$54,086	$60,573

Private-label residential MBS — Alt-A	1,671,664	1,349,504	776,106	852,823

Total other-than-temporarily impaired securities	$1,758,491	$1,430,243	$830,192	$913,396

The following table displays the Bank’s securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At March 31, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value

Private-label residential MBS — Prime	$95,555	$89,438	$58,802	$65,427

Private-label residential MBS — Alt-A	2,420,496	1,945,975	1,127,796	1,240,886

ABS backed by home equity loans — Subprime	3,032	2,474	1,590	1,625

Total other-than-temporarily impaired securities	$2,519,083	$2,037,887	$1,188,188	$1,307,938

The following table displays the Bank’s securities for which other-than-temporary impairment credit losses were recognized for the quarter ended March 31, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended March 31, 2010
Other-Than-Temporarily Impaired Investment:	Other-than- Temporary Impairment Related to Credit Loss	Other-than-Temporary Impairment Related to Non- Credit Loss	Total Impairment Losses

Private-label residential MBS — Prime	$(439)	$412	$(27)

Private-label residential MBS — Alt-A	(22,384)	1,864	(20,520)

Total other-than-temporarily impaired securities	$(22,823)	$2,276	$(20,547)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of an other-than-temporary impairment charge was recognized into accumulated other comprehensive loss (dollars in thousands).

For the Three Months Ended
March 31, 2010

Balance at beginning of period	$471,094

Credit losses for which other-than-temporary impairment was not previously recognized	39

Additional credit losses for which an other-than-temporary impairment charge was previously recognized	22,784

Reduction for securities sold or matured during the period	(2,174)

Balance as of March 31, 2010	$491,743

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Balance, beginning of period	$(929,508)	$—

Cumulative effect of adjustments to opening balance	—	(349,106)

Amounts reclassified from (to) accumulated other comprehensive loss

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(16,944)	(776,735)

Reclassification adjustment of noncredit component of impairment losses included in net income (loss) relating to held-to-maturity securities	19,220	9,082

Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	2,276	(767,653)

Accretion of noncredit portion of impairment losses on held-to-maturity securities	77,532	38,832

Balance, end of period	$(849,700)	$(1,077,927)

Note 6 — Advances

Redemption Terms. At March 31, 2010, and December 31, 2009, the Bank had advances outstanding, including AHP advances at interest rates ranging from zero percent to 8.37 percent and zero percent to 8.44 percent, respectively, as summarized below (dollars in thousands).

	March 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$8,360	0.50%	$10,316	0.43%
Due in one year or less	14,334,497	1.52	17,014,988	1.34
Due after one year through two years	4,894,864	2.31	4,802,734	3.04
Due after two years through three years	3,550,647	3.48	2,916,158	3.87
Due after three years through four years	4,991,654	2.25	5,518,784	2.32
Due after four years through five years	2,042,781	3.47	1,868,762	3.64
Thereafter	4,697,799	4.03	4,791,566	3.99

Total par value	34,520,602	2.40%	36,923,308	2.37%

Premiums	20,264		20,632
Discounts	(25,250)		(25,586)
Hedging adjustments	659,004		673,107

Total	$35,174,620		$37,591,461

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At both March 31, 2010, and December 31, 2009, the Bank had callable advances outstanding totaling $11.5 million.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	March 31, 2010		December 31, 2009
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$8,360	—%	$10,316	—%
Due in one year or less	14,334,497	41.5	17,014,988	46.1
Due after one year through two years	4,898,864	14.2	4,802,734	13.0
Due after two years through three years	3,558,147	10.3	2,927,658	7.9
Due after three years through four years	4,987,654	14.5	5,518,784	15.0
Due after four years through five years	2,040,281	5.9	1,862,262	5.0
Thereafter	4,692,799	13.6	4,786,566	13.0

Total par value	$34,520,602	100.0%	$36,923,308	100.0%

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase. At March 31, 2010, and December 31, 2009, the Bank had putable advances outstanding totaling $8.1 billion and $8.4 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	March 31, 2010		December 31, 2009
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$8,360	—%	$10,316	—%
Due in one year or less	19,730,372	57.1	22,710,413	61.5
Due after one year through two years	5,017,314	14.5	4,810,434	13.0
Due after two years through three years	2,442,847	7.1	2,042,108	5.5
Due after three years through four years	4,538,404	13.2	4,707,984	12.8
Due after four years through five years	1,484,531	4.3	1,314,762	3.6
Thereafter	1,298,774	3.8	1,327,291	3.6

Total par value	$34,520,602	100.0%	$36,923,308	100.0%

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

and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. Notwithstanding the FHLBank Act’s general requirements regarding the eligibility of collateral, Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small business, small farm, and small agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. CFIs are institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date. At March 31, 2010 and December 31, 2009, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than outstanding advances.

Credit Risk. While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions, along with the expanded statutory collateral rules for CFIs and the incremental risk inherent in lending to housing associates, insurance companies, and CDFIs provide the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage credit risk including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the member’s financial condition. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowance for losses on advances. The Bank’s credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions.

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of March 31, 2010
RBS Citizens N.A., Providence, RI	$9,402,487	27.2%	$2,080	2.8%
Bank of America Rhode Island, N.A., Providence, RI	3,258,642	9.4	4,354	5.9

As of December 31, 2009
RBS Citizens N.A., Providence, RI	$10,712,640	29.0%	$1,808	2.3%
Bank of America Rhode Island, N.A., Providence, RI	3,059,312	8.3	5,315	6.8

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three months ended March 31, 2010 and 2009, as follows (dollars in thousands):

	For the Three Months Ended March 31,
Name	2010	2009

RBS Citizens N.A., Providence, RI	$7,225	$21,451
Bank of America Rhode Island, N.A., Providence, RI	5,157	58,697

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2010 (dollars in thousands):

	Balance at	For the Three Months Ended March 31, 2010		Balance at
	December 31, 2009	Disbursements to Members	Payments from Members	March 31, 2010

RBS Citizens N.A., Providence, RI	$10,712,640	$9,070,000	$(10,380,153)	$9,402,487
Bank of America Rhode Island, N.A., Providence, RI	3,059,312	1,500,000	(1,300,670)	3,258,642

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	March 31, 2010	December 31, 2009
Par amount of advances
Fixed-rate	$29,910,177	$33,115,472
Variable-rate	4,610,425	3,807,836

Total	$34,520,602	$36,923,308

Variable-rate advances noted in the above table include advances outstanding at both March 31, 2010, and December 31, 2009, totaling $208.5 million, which contain embedded interest-rate caps or floors.

Note 7 — Mortgage Loans Held for Portfolio

Under the Bank’s Mortgage Partnership Finance®(MPF®) program, the Bank invests in fixed-rate single-family mortgages that are purchased from participating members. All mortgages purchased by the Bank are held-for-investment. Under the MPF program, the Bank’s members originate, service, and credit-enhance residential real estate mortgages that are purchased by the Bank.

The following table presents mortgage loans held for investment (dollars in thousands):

	March 31, 2010	December 31, 2009
Real estate
Fixed-rate 15-year single-family mortgages	$776,039	$821,978
Fixed-rate 20- and 30-year single-family mortgages	2,604,996	2,671,482
Premiums	24,884	25,802
Discounts	(8,953)	(9,444)
Deferred derivative gains and losses, net	(1,594)	(1,743)

Total mortgage loans held for portfolio	3,395,372	3,508,075

Less: allowance for credit losses	(2,500)	(2,100)

Total mortgage loans, net of allowance for credit losses	$3,392,872	$3,505,975

The following table details the par value of mortgage loans held for portfolio at March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009

Conventional loans	$3,050,510	$3,157,564
Government-insured or guaranteed loans	330,525	335,896

Total par value	$3,381,035	$3,493,460

An analysis of the allowance for credit losses for the three months ended March 31, 2010 and 2009, follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$2,100	$350
Charge-offs	(31)	—
Provision for credit losses	431	100

Balance at end of period	$2,500	$450

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when,

“Mortgage Partnership Finance,” “MPF,”  “eMPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At March 31, 2010, and December 31, 2009, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at March 31, 2010, and December 31, 2009, totaled $50.4 million and $45.0 million, respectively. The Bank’s mortgage-loan portfolio is geographically diversified on a national basis. There is no material concentration of delinquent loans in any geographic region. REO at March 31, 2010, and December 31, 2009, totaled $4.9 million and $4.4 million, respectively. REO is recorded on the statement of condition in other assets.

Sale of REO Assets. During the three months ended March 31, 2010 and 2009, the Bank sold REO assets with a recorded carrying value of $2.1 million and $1.9 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $69,000 and $51,000 on the sale of REO assets during the three months ended March 31, 2010 and 2009, respectively. Gains and losses on the sale of REO assets are recorded in other income.

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

An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes the net interest and the change in fair value of these derivatives in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

The derivatives used in intermediation activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income as net gains (losses) on derivatives and hedging activities.

The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through interest income or interest expense of the designated hedged investment securities, advances, consolidated obligations (COs), deposits, or other financial instruments. The differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges is recognized in other income, along with changes in fair value of these derivatives, as net gains (losses) on derivatives and hedging activities.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of March 31, 2010, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

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

Derivatives are typically executed at the same time as the hedged items, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the shortcut method, provided all other shortcut criteria are also met. The Bank then records changes in fair value of the derivative and the hedged item beginning on the trade date.

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

The components of net (losses) gains on derivatives and hedging activities for the three months ended March 31, 2010 and 2009, were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$922	$465

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(3,891)	(408)
Interest-rate caps or floors	(13)	(40)
Mortgage-delivery commitments	150	7
Total net losses related to derivatives not designated as hedging instruments	(3,754)	(441)

Net (losses) gains on derivatives and hedging activities	$(2,832)	$24

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended March 31, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$14,322	$(14,102)	$220	$(110,160)
Investments	(3,444)	3,714	270	(12,938)
Deposits	113	(113)	—	396
Consolidated obligations - bonds	32,762	(32,411)	351	60,656
Consolidated obligations - discount notes	(67)	148	81	75

	$43,686	$(42,764)	$922	$(61,971)

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

The following table presents the fair value of derivative instruments as of March 31, 2010 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$26,569,463	$248,969	$(934,486)

Derivatives not designated as hedging instruments
Interest-rate swaps	308,250	1,442	(6,927)
Interest-rate caps or floors	16,500	360	(273)
Mortgage-delivery commitments (1)	7,286	25	(4)
Total derivatives not designated as hedging instruments	332,036	1,827	(7,204)

Total notional amount of derivatives	$26,901,499

Total derivatives before netting and collateral adjustments		250,796	(941,690)

Netting adjustments		(223,249)	223,249
Cash collateral and related accrued interest		(13,112)	—
Total collateral and netting adjustments (2)		(236,361)	223,249

Derivative assets and derivative liabilities		$14,435	$(718,441)

(1)          Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)          Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

The following table presents the fair value of derivative instruments as of December 31, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$27,476,915	$240,495	$(978,860)

Derivatives not designated as hedging instruments
Interest-rate swaps	178,250	2,417	(6,007)
Interest-rate caps or floors	16,500	390	(279)
Mortgage-delivery commitments (1)	3,706	—	(31)
Total derivatives not designated as hedging instruments	198,456	2,807	(6,317)

Total notional amount of derivatives	$27,675,371

Total derivatives before netting and collateral adjustments		243,302	(985,177)

Netting adjustments		(216,868)	216,868
Cash collateral and related accrued interest		(9,631)	—
Total collateral and netting adjustments (2)		(226,499)	216,868

Derivative assets and derivative liabilities		$16,803	$(768,309)

(1)          Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)          Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

Credit Risk. At March 31, 2010, and December 31, 2009, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $14.4 million and $16.8 million, respectively. These totals include $9.1 million and $9.4 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $13.1 million and $9.6 million as collateral as of March 31, 2010, and December 31, 2009.

All of the Bank’s active derivative master agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at March 31, 2010, was $718.4 million for which the Bank has posted collateral with a post-haircut value of $383.7 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $274.2 million of post-haircut-valued collateral to our derivatives counterparties at March 31, 2010. However, the Bank’s credit rating has not changed during the previous 12 months.

The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by Standard & Poor’s Rating Services (S&P) and Moody’s Investor Service (Moody’s) at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 10 — Consolidated Obligations for additional information. Note 16 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with related parties or affiliates of related parties at March 31, 2010, and December 31, 2009 (dollars in thousands):

			March 31, 2010		December 31, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,994,555	7.42%	$3,068,404	11.09%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	973,560	3.62	985,260	3.56

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

The following table details interest-bearing and non-interest-bearing deposits as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Interest bearing
Demand and overnight	$617,277	$720,893
Term	29,462	30,191
Other	3,540	3,892
Non-interest bearing
Other	14,226	17,481

Total deposits	$664,505	$772,457

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

The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value upon maturity.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Par value of CO bonds
Fixed-rate	$28,389,740	$28,515,040
Simple variable-rate	7,765,000	5,537,000
Step-up	1,441,000	1,115,250
Zero-coupon	200,000	450,000

Total par value	$37,795,740	$35,617,290

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at March 31, 2010, and December 31, 2009, by year of contractual maturity (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$13,363,810	1.48%	$15,707,110	1.45%
Due after one year through two years	8,860,050	1.13	6,901,350	1.84
Due after two years through three years	6,196,880	2.39	4,230,580	2.61
Due after three years through four years	2,783,800	3.38	2,971,750	3.36
Due after four years through five years	2,946,500	3.02	1,801,800	3.17
Thereafter	3,644,700	4.82	4,004,700	5.04

Total par value	37,795,740	2.13%	35,617,290	2.31%

Premiums	94,804		85,316
Discounts	(215,502)		(426,464)
Hedging adjustments	165,416		133,005

Total	$37,840,458		$35,409,147

The Bank’s CO bonds outstanding at March 31, 2010, and December 31, 2009, included (dollars in thousands):

	March 31, 2010	December 31, 2009
Par value of CO bonds
Noncallable or non-putable	$31,218,740	$30,266,040
Callable	6,577,000	5,351,250

Total par value	$37,795,740	$35,617,290

The following table summarizes CO bonds outstanding at March 31, 2010, and December 31, 2009, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2010	December 31, 2009

Due in one year or less	$19,575,810	$20,768,360
Due after one year through two years	7,650,050	6,156,350
Due after two years through three years	5,051,880	3,330,580
Due after three years through four years	2,107,800	2,390,500
Due after four years through five years	1,425,500	751,800
Thereafter	1,984,700	2,219,700

Total par value	$37,795,740	$35,617,290

Consolidated Obligation Discount Notes.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

March 31, 2010	$19,077,842	$19,081,001	0.12%

December 31, 2009	$22,277,685	$22,281,433	0.10%

(1)          The CO discount notes’ weighted-average rate represents a yield to maturity.

Note 11— Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $91.4 million and $90.4 million at March 31, 2010, and December 31, 2009, respectively.

The following table is an analysis of the AHP liability for the three months ended March 31, 2010, and the year ended December 31, 2009, (dollars in thousands):

Roll-forward of the AHP Liability	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Balance at beginning of year	$23,994	$34,815
AHP expense for the period	2,545	—
AHP direct grant disbursements	(1,781)	(8,919)
AHP subsidy for below-market-rate advance disbursements	(513)	(2,232)
Return of previously disbursed grants and subsidies	11	113
Transfers from other programs	—	217

Balance at end of the period	$24,256	$23,994

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

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2010, and December 31, 2009 (dollars in thousands).

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory Capital Requirements

Risk-based capital	$1,361,952	$3,902,511	$1,525,818	$3,876,603

Total regulatory capital	$2,462,749	$3,902,511	$2,499,480	$3,876,603
Total capital-to-asset ratio	4.0%	6.3%	4.0%	6.2%

Leverage capital	$3,078,436	$5,853,767	$3,124,350	$5,814,905
Leverage capital-to-assets ratio	5.0%	9.5%	5.0%	9.3%

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with these regulatory requirements.

Related-Party Activities. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding at March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI (1)	$1,084,710	29.0%	$1,084,710	29.0%
RBS Citizens N.A., Providence, RI	515,748	13.8	515,748	13.8

(1)          Capital stock outstanding at both March 31, 2010, and December 31, 2009 includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

Note 13 — Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, non-contributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $1.2 million and $740,000 for the three months ended March 31, 2010 and 2009, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

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

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,090	$12,818	$458	$411
Service cost	68	294	9	34
Interest cost	72	414	7	24
Actuarial (gain) loss	—	(138)	—	4
Benefits paid	(257)	(8,298)	—	(15)
Benefit obligation at end of period	4,973	5,090	474	458

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	257	8,298	—	15
Benefits paid	(257)	(8,298)	—	(15)
Fair value of plan assets at end of period	—	—	—	—

Funded status at end of period	$(4,973)	$(5,090)	$(474)	$(458)

(1)          Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

The following table presents the components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the three months ended March 31, 2010 and 2009 (dollars in thousands).

	Supplemental Retirement Plan for the Three Months Ended March 31,		Postretirement Benefit Plan for the Three Months Ended March 31,
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$68	$140	$9	$6
Interest cost	72	200	7	6
Amortization of prior service cost	(4)	(4)	—	—
Amortization of net actuarial loss	48	128	—	1
Net periodic benefit cost	$184	$464	$16	$13

Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contributions were $209,000 and $222,000 for the three months ended March 31, 2010 and 2009, respectively.

The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank’s contribution to these plans totaled $8,000 and $35,000 for the three months ended March 31, 2010 and 2009, respectively. The Bank’s obligation from this plan was $2.6 million at both March 31, 2010, and December 31, 2009.

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

The following table presents net interest income after provision for credit losses by business segment, other loss, other expense, and income (loss) before assessments for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income (Loss) Before Assessments

2010	$14,696	$53,244	$67,940	$(22,299)	$14,470	$31,171

2009	$17,125	$39,852	$56,977	$(124,863)	$15,552	$(83,438)

The following table presents total assets by business segment as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

March 31, 2010	$3,412,747	$58,155,973	$61,568,720

December 31, 2009	$3,526,527	$58,960,473	$62,487,000

The following table presents average-earning assets by business segment for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended March 31,	Mortgage Loan Finance	Other Business Activities	Total

2010	$3,447,324	$60,703,566	$64,150,890

2009	$4,137,205	$74,537,913	$78,675,118

Note 15 — Fair Values

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

The fair-value hierarchy prioritizes the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level within the fair-value hierarchy for the fair-value measurement is determined. This overall level is an indication of the market observability of the fair-value measurement. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level within the fair-value hierarchy.

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

Level 3                     Defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs are supported by little or no market activity and reflect the Bank’s own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include certain private-label MBS and HFA obligations.

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

Fair Value on a Recurring Basis. The following table presents the Bank’s assets and liabilities that are measured at fair value on the statement of condition at March 31, 2010 (dollars in thousands), by fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed - residential MBS	$—	$23,290	$—	$—	$23,290
Government-sponsored enterprises - residential MBS	—	9,951	—	—	9,951
Government-sponsored enterprises - commercial MBS	—	225,376	—	—	225,376
Total trading securities	—	258,617	—	—	258,617

Available-for-sale securities:
Certificates of deposit	—	2,850,000	—	—	2,850,000
Supranational banks	—	385,878	—	—	385,878
Corporate bonds	—	705,994	—	—	705,994
U.S. government corporations	—	222,290	—	—	222,290
Government-sponsored enterprises	—	2,596,152	—	—	2,596,152
U.S. government guaranteed - residential MBS	—	15,417	—	—	15,417
Government-sponsored enterprises - residential MBS	—	915,107	—	—	915,107
Government-sponsored enterprises - commercial MBS	—	309,546	—	—	309,546
Total available-for-sale securities	—	8,000,384	—	—	8,000,384

Derivative assets:
Interest-rate related	—	250,771	—	(236,361)	14,410
Mortgage delivery commitments	—	25	—	—	25
Total derivative assets	—	250,796	—	(236,361)	14,435

Total assets at fair value	$—	$8,509,797	$—	$(236,361)	$8,273,436

Liabilities:
Derivative liabilities
Interest-rate related	$—	$(941,686)	$—	$223,249	$(718,437)
Mortgage delivery commitments	—	(4)	—	—	(4)
Total derivative liabilities	—	(941,690)	—	223,249	(718,441)

Total liabilities at fair value	$—	$(941,690)	$—	$223,249	$(718,441)

(1)            Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of March 31, 2010, totaled $13.1 million.

The following table presents the Bank’s assets and liabilities that are measured at fair value on the statement of condition at December 31, 2009 (dollars in thousands), by fair-value hierarchy level:

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

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels for the quarter ended March 31, 2010.

Fair Value on a Nonrecurring Basis. Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

The following table presents the Bank’s other-than-temporarily impaired securities that were written down to fair value, for which a nonrecurring change in fair value has been recorded for the quarter ended March 31, 2010. Also displayed are investment securities that incurred an other-than-temporary impairment credit loss at March 31, 2010, but which were not adjusted to fair value because the carrying value of these securities is below fair value as of March 31, 2010 (dollars in thousands).

	Securities Adjusted to Fair Value			Securities Not Adjusted to Fair Value
	Carrying Value Prior to Write- down	Level 3 Fair Value	Credit Loss Reported in Earnings	Carrying Value Prior to Write- down	Fair Value	Unrecognized Holding Gain	Credit Loss Reported in Earnings
Impaired held-to-maturity securities:
Private-label residential MBS	$152,093	$131,546	$(5,240)	$698,646	$781,842	$83,196	$(17,583)

Significant Inputs of Recurring and Non-Recurring Fair-Value Measurements.

The following represents the significant inputs used to determine fair value of those instruments carried on the balance sheet at fair value which are classified as Level 2 or Level 3 within the fair-value hierarchy. These disclosures do not differentiate between recurring and non-recurring fair-value measurements and should be read in conjunction with the fair-value methodology disclosures for all financial instruments provided below.

Investment Securities. For the Bank’s investments carried at fair value, other than certificates of deposit, the Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received.

•                  If four prices are received, the average of the middle two prices is used;

•                  if three prices are received, the middle price is used;

•                  if two prices are received, the average of the two prices is used; and

•                  if one price is received, it is used subject to some type of validation as described below.

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2010, vendor prices were received for substantially all of the FHLBanks’ investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the non-recurring fair value measurements for such securities as of March 31, 2010 fell within Level 3 of the fair value hierarchy.

Investment Securities — Certificates of Deposit. Fair value is determined by calculating the present value of expected future cash flows, less accrued interest. The significant inputs associated with these present value calculations are a LIBOR swap curve with no spread. The fair value of certificates of deposit depends on the investment’s effective interest rate and term to maturity.

Derivative Assets/Liabilities. Fair value of derivatives is generally determined using discounted cash-flow analysis (the income approach) and comparisons to similar instruments (the market approach). The discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest related derivatives:

•                  LIBOR swap curve, and

•                  Market-based expectations of future interest-rate volatility implied from current market prices for similar options for agreements containing options, and

Mortgage delivery commitments:

•                  To be announced (TBA) price. Market-based prices of TBAs by coupon class and expected term until settlement.

The Bank generally uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

Fair-Value Methodologies and Techniques.

The following fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2010, and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Banks’ financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. The fair value summary table below does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded book balance.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. During the quarter ended March 31, 2010 the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations and certificates of deposit. This change is consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Prior to the quarter ended March 31, 2010, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of these investment securities.

Investment Securities - Housing-Finance-Agency Obligations and Certificates of Deposit. The fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. The discount rates used in these calculations are the rates for securities with similar terms.

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

Advances. The Bank determines the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency’s advances regulations, except in cases where advances are funded by callable debt or otherwise hedged so as to be financially indifferent to prepayments, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. Credit risk related to advances does not have an impact on the fair value of the Bank’s advances. Collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Bank enjoys certain unique advantages as a creditor to its members. The Bank has the ability to establish a blanket lien on assets of members, and in the case of FDIC-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

Derivative Assets/Liabilities — Interest-Rate-Exchange Agreements. The Bank bases the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, the market’s expectations of future interest-rate volatility implied from current market prices of similar options. The fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from or to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody’s. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and nonperformance risk and has determined that no adjustments were necessary.

Derivative Assets/Liabilities — Mortgage-Loan-Purchase Commitments. Mortgage-loan-purchase commitments are recorded as derivatives in the statement of condition. The fair values of mortgage-loan-purchase commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS to be announced (TBA) delivery commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

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

Commitments. The fair value of the Bank’s standby bond-purchase agreements is based on the present value of the estimated fees the Bank is to receive for providing these agreements, taking into account the remaining terms of such agreements. For fixed-rate advance commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and CO bonds with options are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest-rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair-value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

The carrying values and fair values of the Bank’s financial instruments at March 31, 2010, and December 31, 2009, were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$276,627	$276,627	$191,143	$191,143
Interest-bearing deposits	95	95	81	81
Securities purchased under agreements to resell	1,500,000	1,499,953	1,250,000	1,249,948
Federal funds sold	5,445,000	5,444,950	5,676,000	5,675,885
Trading securities	258,617	258,617	107,338	107,338
Available-for-sale securities	8,000,384	8,000,384	6,486,632	6,486,632
Held-to-maturity securities	7,095,811	7,148,885	7,427,413	7,422,681
Advances	35,174,620	35,393,217	37,591,461	37,821,543
Mortgage loans, net	3,392,872	3,540,639	3,505,975	3,627,426
Accrued interest receivable	137,978	137,978	147,689	147,689
Derivative assets	14,435	14,435	16,803	16,803

Liabilities:
Deposits	(664,505)	(664,277)	(772,457)	(772,331)
Consolidated obligations:
Bonds	(37,840,458)	(38,211,718)	(35,409,147)	(35,725,554)
Discount notes	(19,077,842)	(19,078,155)	(22,277,685)	(22,278,168)
Mandatorily redeemable capital stock	(90,803)	(90,803)	(90,896)	(90,896)
Accrued interest payable	(189,792)	(189,792)	(178,121)	(178,121)
Derivative liabilities	(718,441)	(718,441)	(768,309)	(768,309)

Other:
Commitments to extend credit for advances	—	(2,130)	—	(2,492)
Standby bond-purchase agreements	—	3,268	—	3,008
Standby letters of credit	(685)	(685)	(845)	(845)

Note 16 — Commitments and Contingencies

COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank, and as of March 31, 2010, and through the filing of this report, the Bank does not believe that it is probable that it will be asked to do so.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at March 31, 2010, and December 31, 2009. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $814.1 billion and $872.7 billion at March 31, 2010, and December 31, 2009, respectively. See Note 10 — Consolidated Obligations for additional information on COs.

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances totaled approximately $5.6 million and $501.1 million at March 31, 2010, and December 31, 2009, respectively. Advance commitments that are legally binding but subject to credit evaluation at the date of disbursement totaled approximately $46.4 million and $45.5 million at March 31, 2010, and December 31, 2009, respectively. Advance commitments generally are for periods up to 12 months.

Commitments for unused line-of-credit advances totaled approximately $1.4 billion at both March 31, 2010, and December 31, 2009. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

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

	March 31, 2010	December 31, 2009

Outstanding notional	$1,173,821	$1,093,793
Original terms	29 days to 20 years	29 days to 20 years
Final expiration year	2024	2024

Unearned fees for the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $685,000 and $845,000 at March 31, 2010, and December 31, 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 6 — Advances for additional information.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $7.3 million and $3.7 million at March 31, 2010, and December 31, 2009, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2013. Total commitments for bond purchases were $470.6 million and $442.4 million at March 31, 2010, and December 31, 2009, respectively with two state-housing authorities. The fair value of standby bond-purchase agreements as of March 31, 2010, and December 31, 2009, is reported in Note 15 — Fair Values. During the three months ended March 31, 2010 and 2009, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of March 31, 2010, and December 31, 2009, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $376.4 million and $445.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $985.0 million and $205.0 million par value of CO bonds that had traded but not settled as of March 31, 2010, and December 31, 2009, respectively. Additionally, the Bank had $1.0 billion par value of CO discount notes that had been traded but not settled as of December 31, 2009.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. As discussed in Note 12 — Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of March 31, 2010. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6 — Advances, Note 8 — Derivatives and Hedging Activities, and Note 12 — Capital.

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

Interest expense on borrowings from other FHLBanks for the three months ended March 31, 2010 and 2009, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended March 31,
Interest Expense to Other FHLBanks	2010	2009

FHLBank of Cincinnati	$1	$—
FHLBank of San Francisco	1	35

Total	$2	$35

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $264,000 and $299,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2010 and 2009, respectively, which has been recorded in the statements of operations as other expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements”. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors of the 2009 Annual Report on Form 10-K and Part II—Item 1A—Risk Factors of this quarterly report, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

Forward-looking statements in this annual report include, among others, the following:

•                  the Bank’s projections regarding income, retained earnings, and dividend payouts;

•                  the Bank’s projections regarding credit losses on advances, purchased whole mortgages, and mortgage-related securities;

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

Actual results may differ from forward-looking statements for many reasons, including but not limited to:

•                  changes in interest rates, housing prices, employment rates, and the general economy;

•                  changes in the size and volatility of the residential mortgage market;

•                  changes in demand for Bank advances and other products resulting from changes in members’ deposit flows and credit demands or otherwise;

•                  the willingness of the Bank’s members to do business with the Bank despite the absence of dividend payments since fiscal year 2008 and the continuing moratorium on the repurchase of excess capital stock;

•                  changes in the financial health of the Bank’s members;

•                  insolvencies of the Bank’s members;

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

•                  the pace of technological change and the ability of the Bank to develop and support technology and information systems sufficient to manage the risks of the Bank’s business effectively;

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

•                  the ability to introduce new— or adequately adapt current— Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•                  the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;

•                  the realization of losses arising from litigation filed against one or more of the FHLBanks;

•                  the realization of losses arising from the Bank’s joint and several liability on COs;

•                  inflation or deflation;

•                  issues and events across the 12 FHLBanks (the FHLBank System) and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, the Bank’s ability to access the capital markets, the manner in which the Bank operates, or the organization and structure of the FHLBank System.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes, which begin on page 1, and the 2009 Annual Report on Form 10-K.

PRINCIPAL BUSINESS RELATED DEVELOPMENTS

The Bank recognized net income of $22.9 million for the quarter ended March 31, 2010, versus a net loss of $83.4 million for the quarter ended March 31, 2009. The primary challenge for the Bank continues to be losses due to the other-than-temporary impairment of many of its investments in private-label MBS resulting in a credit loss of $22.8 million for the quarter ended March 31, 2010, compared to a credit loss of $126.9 million for the comparable period of 2009.

The net income increased the Bank’s retained earnings to $165.5 million at March 31, 2010. Additionally, accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $929.5 million at December 31, 2009 to an accumulated deficit of $849.7 million at March 31, 2010. This improvement is due to accretion of the noncredit portion of impairment losses totaling $77.5 million during the quarter ended March 31, 2010 and also due to a net $2.3 million reclassification of previous noncredit losses out of accumulated other comprehensive loss into credit losses at March 31, 2010.

The outstanding par balance of advances was $34.5 billion at March 31, 2010, as such balances continued to decline from the levels of 2008 that were historically high due to the credit-related liquidity crisis. The Bank remains in compliance with all regulatory capital ratios as of March 31, 2010.

The credit quality of the loans underlying the Bank’s portfolio of private-label MBS continues to present the chief challenge to the Bank with credit losses on those investments reducing net income, and the portfolio remains vulnerable to the housing and capital markets and could sustain additional credit losses. Accordingly, the Bank continues to follow steps in an effort to protect its capital base and build retained earnings:

•                  The Bank has not declared any dividends since the fourth quarter of 2008, and the Bank’s board of directors has announced that it does not expect to declare any dividends until the Bank demonstrates a consistent pattern of positive net income as the Bank continues to focus on building retained earnings.

•                  The Bank’s retained earnings target is $925.0 million, which is discussed in Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

•                  The moratorium on excess stock repurchases that commenced December 8, 2008, remains in effect.

•                  The Bank has implemented a revised operating plan that includes goals as to certain revenue-enhancement and expense-reduction initiatives as well as a capital use limitation, as described in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Executive Summary — Principal Business Developments of the 2009 Annual Report on Form 10-K. Over time, the revised operating plan is expected to help restore the Bank to a position where it can once again repurchase stock, pay members a dividend, and more fully fund the AHP.

Additional information on the Bank’s principal business-related developments for the quarter ending March 31, 2010, follows:

•                  Investments in Private-Label MBS. As of March 31, 2010, management has determined that 68 of its private-label MBS, representing an aggregated par value of $1.8 billion, were other-than-temporarily impaired resulting in a credit loss of $22.8 million at March 31, 2010. The Bank continues to use modeling assumptions reflecting current and forecasted market conditions, inputs, and methodologies in its analyses of these securities for other-than-temporary-impairment, as is described under Part I — Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Critical Accounting Estimates — Other-Than-Temporary-Impairment of Securities. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used modeling assumptions to reflect current developments in experienced loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, continued declines in housing prices followed by projections for slow housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

•                  Decline in Advances Balances. The outstanding par balance of advances to members declined from $36.9 billion at December 31, 2009, to $34.5 billion at March 31, 2010. The reduction is attributable to a significant increase in deposits held by member financial institutions, delevering of balance sheets by member financial institutions, and the use of competing wholesale funding products by member financial institutions. This trend appears to have leveled off starting in the second half of 2009 as illustrated by the following graph of quarter end total advances (dollars in billions):

•                  Growth in Net Interest Margin Contributing to Net Interest Income. Net interest income increased from $57.1 million for the quarter ended March 31, 2009, to $68.4 million for the quarter ended March 31, 2010. The increase was attributable to growth in net interest margin. Net interest margin for the quarter ended March 31, 2010, was 0.43 percent, a 14-basis point increase from net interest margin for the quarter ended March 31, 2009, while net interest spread for the quarter ended March 31, 2010, was 0.37 percent, an 18-basis point increase from net interest spread for the quarter ended March 31, 2009. The increase in net interest spread was attributable to a steeper interest yield curve, more favorable pricing of the FHLBank System’s CO debt, and the effect of refinancing a significant volume of higher rate callable debt in the historically low interest-rate environment in the latter part of 2009. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average term to repricing were longer than those of corresponding liabilities. As described in Item 3 — Quantitative and Qualitative Disclosures About Market Risk —  Measurement of Market and Interest-Rate Risk — Income Simulation and Repricing Gaps, the Bank held $3.4 billion of assets that were deliberately funded by debt with an approximate term to maturity one year shorter than that of the asset. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. However, in contrast to typical periods of extraordinarily low interest rates, prepayments of fixed-rate mortgages have remained relatively muted due to the inability of many homeowners to refinance mortgages because of diminished house prices and tightening credit standards. This trend could change in future periods, as Freddie Mac and Fannie Mae each have announced programs to repurchase loans that are 120 or more days past due from MBS that they guarantee, which will likely result in higher prepayment speeds than have been experienced in months prior to the announcement in February 2010.

FINANCIAL HIGHLIGHTS

The following financial highlights for the year ended December 31, 2009, have been derived from the Bank’s audited financial statements. Financial highlights for the March 31, 2010 and 2009, interim periods have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA

STATEMENT OF CONDITION

(dollars in thousands)

	March 31, 2010	December 31, 2009
Statement of Condition
Total assets	$61,568,720	$62,487,000
Investments (1)	22,299,907	20,947,464
Advances	35,174,620	37,591,461
Mortgage loans held for portfolio (2)	3,392,872	3,505,975
Deposits and other borrowings	664,505	772,457
Consolidated obligations
Bonds	37,840,458	35,409,147
Discount notes	19,077,842	22,277,685
Total consolidated obligations	56,918,300	57,686,832
Mandatorily redeemable capital stock	90,803	90,896
Class B capital stock outstanding — putable (3)	3,646,201	3,643,101
Retained earnings	165,507	142,606
Accumulated other comprehensive loss	(926,733)	(1,021,649)
Total capital	2,884,975	2,764,058

Other Information
Total regulatory capital ratio (4)	6.3%	6.2%

(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)          The allowance for credit losses amounted to $2.5 million and $2.1 million, as of March 31, 2010, and December 31, 2009, respectively.

(3)          Capital stock is putable at the option of a member.

(4)          Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Capital regarding the Bank’s regulatory capital ratios.

SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS AND OTHER INFORMATION

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Results of Operations
Net interest income	$68,371	$57,077
Provision for credit losses	431	100
Net impairment losses on held-to-maturity securities recognized in earnings	(22,823)	(126,912)
Other income	524	2,049
Other expense	14,470	15,552
AHP and REFCorp assessments	8,270	—
Net income (loss)	22,901	(83,438)

Other Information
Dividends declared	$—	$—
Dividend payout ratio (1)	N/A	N/A
Return on average equity (2)	3.28%	(9.80)%
Return on average assets	0.15	(0.43)
Net interest margin (3)	0.43	0.29
Average equity to average assets	4.43	4.36

(1)          The dividend payout ratio for the first quarter of 2010 and 2009 is not meaningful.

(2)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive (loss) income and retained earnings.

(3)          Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

QUARTERLY OVERVIEW

For the quarters ended March 31, 2010 and 2009, the Bank recognized net income of $22.9 million and a net loss of $83.4 million, respectively. This $106.3 million increase in net income was primarily driven by the decrease in other-than-temporary impairment losses of certain private-label MBS. Other-than-temporary impairment losses on these securities resulted in credit losses of $22.8 million and $126.9 million for the quarters ended March 31, 2010 and 2009, respectively, which are reflected in earnings.

Significant inputs to the analyses of these securities include projected prepayment rates, default rates, and loss severities. During 2009 the Bank has used increasingly stressful assumptions that reduce its projections of prepayment rates and increase its projections of default rates and loss severities for the loans underlying these securities. Despite some signs of economic recovery, the Bank has again increased the severity of its assumptions for the assessment of the quarter ended March 31, 2010, based on trends impacting the underlying loans; such trends include continued elevated unemployment rates, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

For the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009, there was an increase of $11.3 million in net interest income, a decrease of $104.1 million in other-than-temporary impairment losses on investment securities, and a decrease of $1.4 million in operating expenses. These increases to net income were partially offset by an $8.3 million increase in AHP and REFCorp assessments.

Net interest income for the quarter ended March 31, 2010, was $68.4 million, compared with $57.1 million for the same period in 2009. This increase was primarily attributable to an increase in net interest margin, as discussed in Principal Business Related Developments in this Item. The average yield on interest-earning assets dropped 60 basis points from 1.94 percent for the quarter ended March 31, 2009, to 1.34 percent for the quarter ended March 31, 2010. Prepayment-fee income recognized during the quarter ended March 31, 2010, compared with the same period in 2009, decreased by $374,000.

For the quarters ended March 31, 2010 and 2009, average total assets were $63.9 billion and $79.2 billion, respectively, a decline primarily attributable to the decline in advances balances, as discussed in Principal Business Related Developments in this Item. Annual return on average assets and return on average equity were 0.15 percent and 3.28 percent, respectively, for the quarter ended March 31, 2010, compared with (0.43 percent) and (9.80 percent), respectively, for the quarter ended March 31, 2009.

Net interest spread for the quarters ended March 31, 2010, and 2009, was 0.37 percent and 0.19 percent, respectively. Net interest margin for the quarter ended March 31, 2010, was 0.43 percent, a 14-basis point increase from net interest margin for the same period of 2009.

Financial Condition at March 31, 2010, versus December 31, 2009.

The composition of the Bank’s total assets changed during the three months ended March 31, 2010, as follows:

•                  Advances decreased to 57.1 percent of total assets at March 31, 2010, down from 60.2 percent of total assets at December 31, 2009. This decrease in the proportion of advances to assets reflects both a decrease in advances outstanding and an increase in investments and cash outstanding at March 31, 2010, as discussed below. As of March 31, 2010, advances balances decreased by approximately $2.4 billion, ending the period at $35.2 billion. The reduction is discussed in Principal Business Related Developments in this Item.

•                  Short-term money-market investments increased slightly to 11.3 percent of total assets at March 31, 2010, up from 11.1 percent of total assets at December 31, 2009. As of March 31, 2010, federal funds sold decreased $231.0 million while securities purchased under agreements to resell increased by $250.0 million from December 31, 2009, to March 31, 2010.

•                  Investment securities increased to 24.9 percent of total assets at March 31, 2010, up from 22.4 percent of total assets at December 31, 2009. From December 31, 2009, to March 31, 2010, investment securities increased by $1.3 billion. The increase is largely attributable to a $1.5 billion increase in available-for-sale securities due to the increases in certificates of deposit of $250.0 million, GSE debt of $843.8 million and GSE MBS of $411.3 million as the Bank grew its investments in these assets to improve its operating income without significantly increasing its risk profile. At March 31, 2010, and December 31, 2009, the Bank’s MBS and Small Business Administration (SBA) holdings represented 212 percent and 207 percent of permanent capital, respectively.

•                  Net mortgage loans decreased to 5.5 percent of total assets at March 31, 2010, down from 5.6 percent at December 31, 2009. This decline is due to the overall decrease in mortgage loans of $113.1 million, ending the period at $3.4 billion. The decrease in mortgage loans was principally driven by better price execution being offered by other housing GSEs during the year, for reasons more fully described under Financial Condition — Mortgage Loans in this Item.

The Bank’s total GAAP capital increased $120.9 million to $2.9 billion at March 31, 2010, from $2.8 billion at December 31, 2009.  The increase was attributable to the net reduction of $94.9 million to accumulated other comprehensive loss, a $22.9 million increase of retained earnings, and the purchase of $3.1 million of capital stock by members during the three months ended March 31, 2010.  The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $77.5 million of non-credit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired, as well as net fair value gains of $15.1 million attributable to available-for-sale securities.

RESULTS OF OPERATIONS

Net Interest Spread and Net Interest Margin

Net interest income for the quarter ended March 31, 2010, was $68.4 million, compared with $57.1 million for the quarter ended March 31, 2009, increasing 19.8 percent from the previous year. Net interest margin for the first quarter of 2010 in comparison with the same period in 2009 increased to 43 basis points from 29 basis points, and net interest spread increased to 37 basis points from 19 basis points.

See Principal Business Related Developments in this Item for additional information regarding the increase in net interest spread and net interest margin.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$36,264,460	$103,502	1.16%	$51,599,879	$252,184	1.98%
Interest-bearing deposits	99	—	—	2,974,580	1,489	0.20
Securities purchased under agreements to resell	850,000	284	0.14	4,704,444	2,992	0.26
Federal funds sold	7,573,644	2,665	0.14	4,538,722	2,408	0.22
Investment securities (2)	16,015,363	61,673	1.56	10,720,288	65,509	2.48
Mortgage loans	3,447,324	43,326	5.10	4,137,205	52,715	5.17

Total interest-earning assets	64,150,890	211,450	1.34%	78,675,118	377,297	1.94%

Other non-interest-earning assets	593,290			700,099
Fair value adjustment on investment securities	(821,663)			(186,920)

Total assets	$63,922,517	$211,450	1.34%	$79,188,297	$377,297	1.93%

Liabilities and capital
Consolidated obligations
Discount notes	$22,264,827	$5,727	0.10%	$40,544,145	$100,398	1.00%
Bonds	36,886,861	137,259	1.51	32,602,502	219,544	2.73
Deposits	657,320	91	0.06	724,184	243	0.14
Mandatorily redeemable capital stock	90,814	—	—	91,894	—	—
Other borrowings	11,533	2	0.07	129,200	35	0.11

Total interest-bearing liabilities	59,911,355	143,079	0.97%	74,091,925	320,220	1.75%

Other non-interest-bearing liabilities	1,181,565			1,642,370
Total capital	2,829,597			3,454,002

Total liabilities and capital	$63,922,517	$143,079	0.91%	$79,188,297	$320,220	1.64%

Net interest income		$68,371			$57,077
Net interest spread			0.37%			0.19%
Net interest margin			0.43%			0.29%

(1)          Yields are annualized.

(2)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is discussed in Principal Business Related Developments in this Item. The following table summarizes changes in interest income and interest expense between the quarters ended March 31, 2010 and 2009. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended March 31, 2010 vs. 2009
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(61,956)	$(86,726)	$(148,682)
Interest-bearing deposits	(744)	(745)	(1,489)
Securities purchased under agreements to resell	(1,715)	(993)	(2,708)
Federal funds sold	1,250	(993)	257
Investment securities	25,514	(29,350)	(3,836)
Mortgage loans	(8,679)	(710)	(9,389)

Total interest income	(46,330)	(119,517)	(165,847)

Interest expense
Consolidated obligations
Discount notes	(31,688)	(62,983)	(94,671)
Bonds	25,920	(108,205)	(82,285)
Deposits	(21)	(131)	(152)
Other borrowings	(24)	(9)	(33)

Total interest expense	(5,813)	(171,328)	(177,141)

Change in net interest income	$(40,517)	$51,811	$11,294

The average balance of total advances decreased $15.3 billion, or 29.7 percent, for the three months ended March 31, 2010, compared with the same period in 2009. The decrease in average advances was primarily attributable to a decline in member demand for short-term advances. Reasons for the decline in member demand for advances are discussed under Principal Business Related Developments in this Item. The following table summarizes average balances of advances outstanding during the three months ending March 31, 2010 and 2009, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Three Months Ending March 31,
	2010	2009

Overnight advances – par value	$487,076	$1,405,271

Fixed-rate advances – par value
Short-term	9,931,475	20,066,442
Long-term	10,720,912	12,555,530
Amortizing	2,083,736	2,528,802
Putable	8,294,941	9,095,964
Callable	11,500	8,539
	31,042,564	44,255,277

Variable-rate indexed advances — par value
Simple variable	4,024,083	4,956,622
Putable, convertible to fixed	—	12,000
LIBOR-indexed with declining-rate participation	5,500	15,500
	4,029,583	4,984,122

Total average par value	35,559,223	50,644,670

Premiums and discounts	(4,212)	(12,122)
Hedging adjustments	709,449	967,331

Total average advances	$36,264,460	$51,599,879

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition approximately 32.2 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $26.2 billion for the three months ended March 31, 2010, representing 73.7 percent of the total average balance of advances outstanding during the three months ended March 31, 2010. The average balance of these advances totaled $41.3 billion for the three months ended March 31, 2009, representing 81.6 percent of the total average balance of advances outstanding during the three months ended March 31, 2009.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments. For the quarters ended March 31, 2010 and 2009, net prepayment fees on advances were $572,000 and $939,000, respectively. There were no prepayment fees on investments for the quarter ended March 31, 2010. For the quarter ended March 31, 2009, prepayment fees on investments were $7,000. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $3.8 billion, or 31.1 percent, for the quarter ended March 31, 2010, from the average balances for the quarter ended March 31, 2009. The lower average balances for the quarter ended March 31, 2010, resulted from the decline in interest-bearing deposits with the Federal Reserve Bank of Boston of $3.0 billion. The interest-bearing deposits with the Federal Reserve Bank of Boston were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by non-member institutions in accordance with an amendment to the Federal Reserve’s Regulation D. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances. The remaining change in average short-term money-market investments resulted from a decrease of $3.8 billion in securities purchased under agreements to resell offset by a $3.0 billion increase in federal funds sold.

Average investment-securities balances increased $5.3 billion or 49.4 percent for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009. This increase was partially due to a $6.7 billion increase in average available-for-sale securities due to increases of $3.5 billion in certificates of deposit, $2.5 billion in GSE debt, and $702.6 million in corporate bonds. These increases were partially offset by an $813.0 million decrease in held-to-maturity certificates of deposit.

Average mortgage-loan balances for the quarter ended March 31, 2010, were $689.9 million lower than the average balance for the quarter ended March 31, 2009, representing a decrease of 16.7 percent.

Overall, the yield on the mortgage-loan portfolio decreased seven basis points for the quarter ended March 31, 2010, compared with the quarter ended March 31, 2009. This decrease is attributable to the following factors:

•                  the average stated coupon rate of the mortgage-loan portfolio decreased 10 basis points due to the acquisition of loans at lower interest rates in 2010 relative to the coupon rates on pre-existing loans and prepayments of pre-existing loans that had higher coupon rates relative to new loans purchased during the quarter; and

•                  premium/discount amortization expense has decreased $486,000, or 35.0 percent, representing an increase in the average yield of two basis points.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended March 31,
	2010		2009
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$45,107	5.31%	$55,204	5.41%
Premium/discount amortization	(904)	(0.11)	(1,390)	(0.13)
Credit-enhancement fees	(877)	(0.10)	(1,099)	(0.11)

Total interest income	$43,326	5.10%	$52,715	5.17%

(1)          Yields are annualized.

Average CO balances decreased $14.0 billion, or 19.1 percent, from the quarter ended March 31, 2009, to the same period in 2010, based on the Bank’s reduced funding needs due to the decline in member demand for advances, as discussed under Principal Business Related Developments in this Item. This overall decline consisted of a decrease of $18.3 billion in CO discount notes and an increase of $4.3 billion in CO bonds.

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk-management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank’s risk-management strategy. The following table provides a summary of the impact of derivative instruments on interest income and interest expense.

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009

Gross interest income before effect of derivatives	$334,548	$475,403
Net interest adjustment for derivatives	(123,098)	(98,106)

Total interest income reported	$211,450	$377,297

Gross interest expense before effect of derivatives	$204,206	$367,872
Net interest adjustment for derivatives	(61,127)	(47,652)

Total interest expense reported	$143,079	$320,220

Reported net interest margin for the quarters ended March 31, 2010 and 2009, was 0.43 percent and 0.29 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.82 percent and 0.55 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.0 million and $810,000 for the quarters ended March 31, 2010 and 2009, respectively.

For more information about the Bank’s use of derivative instruments to manage interest-rate risk, see  Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2010 and 2009. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
(Losses) gains on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$922	$465
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	125	142
Trading securities	(2,052)	220
Mortgage delivery commitments	151	7
Net interest accruals related to derivatives not receiving hedge accounting	(1,978)	(810)
Net (losses) gains on derivatives and hedging activities	(2,832)	24

Net impairment losses on held-to-maturity securities recognized in earnings	(22,823)	(126,912)
Service-fee income	1,444	936
Net unrealized gains on trading securities	1,846	1,096
Other	66	(7)

Total other loss	$(22,299)	$(124,863)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

During the quarter ended March 31, 2010, it was determined that 68 of the Bank’s 214 held-to-maturity private-label MBS, representing an aggregated par value of $1.8 billion as of March 31, 2010, incurred an other-than-temporary impairment credit loss, as compared to 67 securities with an aggregate par value of $2.1 billion as of March 31, 2009.

For the securities on which we recognized other-than-temporary impairment during 2010, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at March 31, 2010, was approximately 21.7 percent and the expected average collateral loss was approximately 38.3 percent. Accordingly, the Bank recorded an other-than-temporary impairment related to a credit loss of $22.8 million during the first quarter of 2010. The Bank does not intend to sell these securities, and we believe that it is not likely that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis.

In subsequent periods we will account for the other-than-temporarily impaired securities as if the securities had been purchased on the measurement date of the other-than-temporary impairment.

Although prices of private-label MBS improved somewhat during the quarter ended March 31, 2010, as demonstrated by the graph labeled Average Monthend MBS Prices by Category under Item 3 — Quantitative and Qualitative Disclosures About Market Risk —

Credit Risk—Credit Risk-Investments, the prices continued to reflect a significant discount to cost due to poor underlying loan performance and uncertainty about the future of the housing market and broader economy, and ongoing illiquidity in these markets. As a result, the current fair value of many of these securities may be less than what is indicated by the performance of the collateral underlying the securities and our calculation of the expected cash flows of the securities, although we believe that the gap has narrowed due to some price recovery in the market.

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

The following table displays the Bank’s held-to-maturity securities for which other-than-temporary impairment was recognized in the quarter ending March 31, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At March 31, 2010				For the Three Months ended March 31, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss

Private-label residential MBS — Prime	$86,827	$80,739	$54,086	$60,573	$(439)

Private-label residential MBS — Alt-A	1,671,664	1,349,504	776,106	852,823	(22,384)

Total other-than-temporarily impaired securities	$1,758,491	$1,430,243	$830,192	$913,396	$(22,823)

Upon recognition of an other-than-temporary impairment, the carrying value of the investment will be equal to the lower of the current carrying value or the fair value of the security. Subsequent declines in fair values of held-to-maturity securities are recognized only when there is a subsequent other-than-temporary impairment, and subsequent improvements in fair values of held-to-maturity securities are not recognized. In the absence of a subsequent other-than-temporary impairment, the difference between carrying value and amortized cost of a held-to-maturity security will be accreted to the carrying value of the security over the remaining estimated life of the security.

Changes in the fair value of trading securities are recorded in other loss. For the quarters ended March 31, 2010 and 2009, the Bank recorded net unrealized gains on trading securities of $1.8 million and $1.1 million, respectively. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a net loss of $2.1 million and a net gain of $220,000 for the quarters ended March 31, 2010 and 2009, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $1.3 million and $291,000 for the quarters ended March 31, 2010 and 2009, respectively.

Operating expenses for the three months ended March 31, 2010 and 2009, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009

Salaries, incentive compensation, and benefits	$8,050	$8,815
Occupancy costs	1,085	1,084
Other operating expenses	3,240	3,831

Total operating expenses	$12,375	$13,730

Annualized ratio of operating expenses to average assets	0.08%	0.07%

For the quarter ended March 31, 2010, total operating expenses decreased $1.4 million from the same period in 2009. This decrease was mainly due to a $765,000 decrease in salaries and benefits and a $591,000 decrease in other operating expenses. The $765,000 decrease in salaries and benefits is due primarily to decreases of $588,000 in salary expenses related to the approximately nine percent reduction in staff positions in September 2009 as well as a $217,000 decrease in incentive compensation.

The $591,000 decrease in other operating expenses was primarily due to a decline of $190,000 in employee search fees as the Bank was in the process of hiring a chief executive officer during the first quarter of 2009 and a $198,000 decrease in professional service fees.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Housing and Economic Recovery Act of 2008 prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $1.8 million and $1.5 million for the quarters ended March 31, 2010 and 2009, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At March 31, 2010, the advances portfolio totaled $35.2 billion, a decrease of $2.4 billion compared with a total of $37.6 billion at December 31, 2009. This decrease was primarily driven by a $3.0 billion decline in fixed-rate advances, and a $222.5 million decrease in overnight advances, offset by a $806.5 million increase in variable-rate advances.

Reasons for the decline in member demand for advances are discussed under Principal Business Related Developments in this Item.

The following table summarizes advances outstanding at March 31, 2010, and December 31, 2009, by year of contractual maturity.

Advances Outstanding by Year of Contractual Maturity

(dollars in thousands)

	March 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$8,360	0.50%	$10,316	0.43%
Due in one year or less	14,334,497	1.52	17,014,988	1.34
Due after one year through two years	4,894,864	2.31	4,802,734	3.04
Due after two years through three years	3,550,647	3.48	2,916,158	3.87
Due after three years through four years	4,991,654	2.25	5,518,784	2.32
Due after four years through five years	2,042,781	3.47	1,868,762	3.64
Thereafter	4,697,799	4.03	4,791,566	3.99

Total par value	34,520,602	2.40%	36,923,308	2.37%

Premiums	20,264		20,632
Discounts	(25,250)		(25,586)
Hedging adjustments	659,004		673,107

Total	$35,174,620		$37,591,461

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). At both March 31, 2010, and December 31, 2009, the Bank had outstanding callable advances of $11.5 million. The following table summarizes advances outstanding at March 31, 2010, and December 31, 2009, by year of contractual maturity or next call date for callable advances.

Advances Outstanding by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

	March 31, 2010		December 31, 2009
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$8,360	—%	$10,316	—%
Due in one year or less	14,334,497	41.5	17,014,988	46.1
Due after one year through two years	4,898,864	14.2	4,802,734	13.0
Due after two years through three years	3,558,147	10.3	2,927,658	7.9
Due after three years through four years	4,987,654	14.5	5,518,784	15.0
Due after four years through five years	2,040,281	5.9	1,862,262	5.0
Thereafter	4,692,799	13.6	4,786,566	13.0

Total par value	$34,520,602	100.0%	$36,923,308	100.0%

The Bank also offers putable advances, in which the Bank purchases a put option from the member that allows the Bank to terminate the related advance on specific dates through its term. At March 31, 2010, and December 31, 2009, the Bank had putable advances outstanding totaling $8.1 billion and $8.4 billion, respectively. The following table summarizes advances outstanding at March 31, 2010, and December 31, 2009, by year of contractual maturity or next put date for putable advances.

Advances Outstanding by Year of Contractual Maturity or Next Put Date

(dollars in thousands)

	March 31, 2010		December 31, 2009
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$8,360	—%	$10,316	—%
Due in one year or less	19,730,372	57.1	22,710,413	61.5
Due after one year through two years	5,017,314	14.5	4,810,434	13.0
Due after two years through three years	2,442,847	7.1	2,042,108	5.5
Due after three years through four years	4,538,404	13.2	4,707,984	12.8
Due after four years through five years	1,484,531	4.3	1,314,762	3.6
Thereafter	1,298,774	3.8	1,327,291	3.6

Total par value	$34,520,602	100.0%	$36,923,308	100.0%

The following table summarizes advances outstanding by product type at March 31, 2010, and December 31, 2009.

Advances Outstanding by Product Type

(dollars in thousands)

	March 31, 2010		December 31, 2009
		Percent of		Percent of
	Par Value	Total	Par Value	Total

Overnight advances	$360,734	1.1%	$583,224	1.6%

Fixed-rate advances
Long-term	10,581,092	30.7	10,734,687	29.1
Short-term	9,027,829	26.1	11,392,788	30.8
Putable	8,100,825	23.5	8,445,575	22.9
Amortizing	2,045,622	5.9	2,169,034	5.9
Callable	11,500	—	11,500	—
	29,766,868	86.2	32,753,584	88.7

Variable-rate advances
Simple variable	4,387,500	12.7	3,581,000	9.7
LIBOR-indexed with declining-rate participation	5,500	—	5,500	—
	4,393,000	12.7	3,586,500	9.7

Total par value	$34,520,602	100.0%	$36,923,308	100.0%

The Bank lends to member financial institutions chartered within the six New England states. Advances are diversified across the Bank’s member institutions. At March 31, 2010, the Bank had advances outstanding to 343, or 74.6 percent, of its 460 members. At

December 31, 2009, the Bank had advances outstanding to 351, or 76.0 percent, of its 462 members.

Top Five Advance-Holding Members

(dollars in thousands)

						Advances Interest
			As of March 31, 2010			Income for the
			Par Value of	Percent of Total	Weighted-Average	Three Months Ended
Name	City	State	Advances	Advances	Rate (1)	March 31, 2010

RBS Citizens, N.A.	Providence	RI	$9,402,487	27.2%	0.34%	$7,225
Bank of America Rhode Island, N.A.	Providence	RI	3,258,642	9.4	0.63	5,157
NewAlliance Bank	New Haven	CT	1,788,302	5.2	3.85	17,811
Salem Five Cents Savings Bank	Salem	MA	610,202	1.8	4.42	6,744
Washington Trust Company	Westerly	RI	577,965	1.7	4.25	6,281

(1)          Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At March 31, 2010, investment securities and short-term money-market instruments totaled $22.3 billion, compared with $20.9 billion at December 31, 2009. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous monthend unless the Bank takes advantage of a temporary increase in MBS investment authority granted to the FHLBanks by the Federal Housing Finance Board in March 2008, which it has not. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2010, and December 31, 2009, the Bank’s MBS and SBA holdings represented 212 percent and 207 percent of capital, respectively.

The following tables provide a summary of the Bank’s held-to-maturity securities, available for sale securities, and trading securities.

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	March 31, 2010			December 31, 2009
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
	Cost	Value	Value	Cost	Value	Value

U.S. agency obligations	$29,487	$29,487	$31,751	$30,801	$30,801	$33,061
State or local housing-finance-agency obligations	242,486	242,486	208,385	246,257	246,257	215,130
Government-sponsored enterprises	73,843	73,843	73,541	18,897	18,897	18,597
	345,816	345,816	313,677	295,955	295,955	266,788

Mortgage-backed securities:
U.S. government guaranteed - residential	85,607	85,607	86,420	98,610	98,610	98,397
Government-sponsored enterprises - residential	3,526,076	3,526,076	3,593,723	3,766,047	3,766,047	3,815,958
Government-sponsored enterprises - commercial	1,053,248	1,053,248	1,129,687	1,106,319	1,106,319	1,171,965
Private-label - residential	2,774,604	1,925,789	1,877,593	2,926,608	1,998,076	1,920,336
Private-label - commercial	129,883	129,883	126,770	132,405	132,405	127,935
ABS backed by home equity loans	30,277	29,392	21,015	30,977	30,001	21,302
	7,599,695	6,749,995	6,835,208	8,060,966	7,131,458	7,155,893

Total	$7,945,511	$7,095,811	$7,148,885	$8,356,921	$7,427,413	$7,422,681

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Certificates of deposit	$2,850,000	$2,850,000	$2,600,000	$2,600,000
Supranational banks	419,016	385,878	415,744	381,011
Corporate bonds	702,443	705,994	702,754	701,779
U.S. government corporations	253,428	222,290	253,009	221,502
Government-sponsored enterprises	2,610,558	2,596,152	1,772,115	1,752,319
	6,835,445	6,760,314	5,743,622	5,656,611

Mortgage-backed securities
U.S. government guaranteed - residential	15,188	15,417	16,551	16,704
Government-sponsored enterprises - residential	911,855	915,107	503,047	503,542
Government-sponsored enterprises - commercial	312,897	309,546	313,472	309,775
	1,239,940	1,240,070	833,070	830,021

Total	$8,075,385	$8,000,384	$6,576,692	$6,486,632

Trading Securities

(dollars in thousands)

	March 31, 2010	December 31, 2009

Mortgage-backed securities
U.S. government guaranteed - residential	$23,290	$23,972
Government-sponsored enterprises - residential	9,951	10,458
Government-sponsored enterprises - commercial	225,376	72,908

Total	$258,617	$107,338

The Bank’s MBS investment portfolio consists of the following categories of securities as of March 31, 2010, and December 31, 2009. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2010	December 31, 2009
U.S. government-guaranteed and GSE residential mortgage-backed securities	55.5%	55.3%
GSE commercial mortgage-backed securities	19.2	17.8
Private-label residential mortgage-backed securities	23.3	24.9
Private-label commercial mortgage-backed securities	1.6	1.6
Home-equity loans	0.4	0.4

Total mortgage-backed securities	100.0%	100.0%

On February 10, 2010, Fannie Mae and Freddie Mac announced that they intend to repurchase seriously delinquent loans, defined as loans 120 days or more delinquent, out of collateral pools backing the MBS they have issued at par value. The repurchase of seriously delinquent loans by Fannie Mae and Freddie Mac has resulted, or is expected to result, in the prepayment of approximately $500 million of the Bank’s MBS issued by Fannie Mae and Freddie Mac. The Bank may not have opportunities to reinvest these prepayments to achieve yields as high as those MBS may have provided without the prepayments.

Mortgage Loans

Mortgage loans as of March 31, 2010, totaled $3.4 billion, a decrease of $113.1 million from the December 31, 2009, balance of $3.5 billion. This decrease is partially the result of the competitive impact of a Federal Reserve Board agency MBS purchase program contributing to the ability of Fannie Mae and Freddie Mac to offer low mortgage rates. Comparative MPF mortgage rates, which are a function of the FHLBank debt issuance costs, were not as competitive from time to time during the period covered by this report, however, the purchase program ended in March 2010. In addition, increased deposits at Bank members have contributed to members holding more mortgages in their portfolios rather than selling them to the Bank under the MPF program. The following table presents information relating to the Bank’s mortgage portfolio as of March 31, 2010, and December 31, 2009.

Mortgage Loans Held for Portfolio

(dollars in thousands)

	March 31, 2010	December 31, 2009
Real estate
Fixed-rate 15-year single-family mortgages	$776,039	$821,978
Fixed-rate 20- and 30-year single-family mortgages	2,604,996	2,671,482
Premiums	24,884	25,802
Discounts	(8,953)	(9,444)
Deferred derivative gains and losses, net	(1,594)	(1,743)

Total mortgage loans held for portfolio	3,395,372	3,508,075

Less: allowance for credit losses	(2,500)	(2,100)

Total mortgage loans, net of allowance for credit losses	$3,392,872	$3,505,975

The following table details the par value of mortgage loans held for portfolio at March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009

Conventional loans	$3,050,510	$3,157,564
Government-insured or guaranteed loans	330,525	335,896

Total par value	$3,381,035	$3,493,460

The FHLBank of Chicago, which acts as the MPF Provider and provides operational support to the FHLBanks participating in the MPF program (MPF Banks) and their participating financial institution members (PFIs), calculates and publishes daily prices, rates, and fees associated with the various MPF products. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans in the 2009 Annual Report on Form 10-K for additional information regarding the Bank’s relationship with the FHLBank of Chicago as MPF Provider.

For loans purchased on or after November 2, 2009, the activity-based stock investment requirement for MPF activities was suspended to encourage growth in this business line. For loans purchased prior to November 2, 2009, the activity-based stock investment requirement for MPF activities is either zero percent or 4.5 percent, as determined by the date the loan was funded and/or the date the master commitment was entered into.

The following table presents purchases of mortgage loans during the three months ended March 31, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009

Conventional loans
Original MPF	$42,926	$120,908
MPF 125	—	952
Total conventional loans	42,926	121,860

Government-insured or guaranteed loans
MPF Government	6,102	4,999

Total par value	$49,028	$126,859

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.5 million and $2.1 million at March 31, 2010, and December 31, 2009, respectively. This increase in allowance is due to the continued deterioration in general economic and labor market conditions and the ongoing decline in house prices nationwide, which has resulted in a trend of increasing delinquencies in the mortgage portfolio. See Item 7 — Critical Accounting Estimates — Allowance for Loan Losses in the 2009 Annual Report on Form 10-K for a description of the Bank’s methodology for estimating the allowance for loan losses. While the Bank has not changed its base methodology for calculating the allowance for loan losses during 2010, the key variables that drive the calculation have changed to reflect the deterioration in portfolio performance and economic conditions. In particular, the loss severity estimates that the Bank applies to defaulted loans have increased to reflect the deterioration in house prices.

The following table presents the Bank’s allowance for credit losses activity (dollars in thousands).

	For the Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$2,100	$350
Charge-offs	(31)	—
Provision for credit losses	431	100

Balance at end of period	$2,500	$450

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of mortgage-loan delinquencies at March 31, 2010, and December 31, 2009, is provided in the following tables.

Summary of Delinquent Mortgage Loans

As of March 31, 2010

(dollars in thousands)

Days Delinquent	Conventional	Government (1)	Total

30 days	$41,455	$14,156	$55,611
60 days	14,707	6,296	21,003
90 days or more and accruing	—	19,154	19,154
90 days or more and nonaccruing	50,436	—	50,436

Total delinquencies	$106,598	$39,606	$146,204

Total par value of mortgage loans outstanding	$3,050,510	$330,525	$3,381,035

Total delinquencies as a percentage of total par value of mortgage loans outstanding	3.49%	11.98%	4.32%

Delinquencies 90 days or more as a percentage of total par value of mortgage loans outstanding	1.65%	5.80%	2.06%

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

Although the Bank’s mortgage-loan portfolio includes loans in all 50 states and the District of Columbia, states with more than a five percent concentration by outstanding principal balance of the conventional mortgage-loan portfolio are shown in the following table:

	March 31,	December 31,
	2010	2009

State concentration
Massachusetts	31%	30%
California	15	16
Connecticut	10	10

Although delinquent loans in the Bank’s portfolio are spread throughout the U.S., states with more than five percent concentration by outstanding principal balance of the Bank’s holdings of conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans

	March 31,	December 31,
	2010	2009

State concentration
California	24%	25%
Massachusetts	21	22
Connecticut	8	6

Higher-Risk Loans. The Bank’s portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank’s total conventional portfolio (9.0 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (35.6 percent by outstanding principal balance). The Bank’s allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of March 31, 2010.

Summary of Higher-Risk Conventional Mortgage Loans

As of March 31, 2010

(dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing

Subprime loans (1)	$243,297	5.65%	1.98%	6.13%
High loan-to-value loans (2)	28,837	2.02	2.17	10.02
Subprime and high loan-to-value loans (3)	3,866	—	1.86	7.49

Total high-risk loans	$276,000	5.18%	2.00%	6.56%

(1)          Subprime loans are loans to borrowers with FICO® credit scores lower than 660. FICO is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.

(2)          High loan-to-value loans are loans with an estimated current loan-to-value ratio greater than 100 percent based on movements in property values in the CBSAs where the property securing the loan is located.

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

Sale of REO Assets. During the three months ended March 31, 2010 and 2009, the Bank sold REO assets with a recorded carrying value of $2.1 million and $1.9 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $69,000 and $51,000 on the sale of REO assets during the three months ended March 31, 2010 and 2009, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At March 31, 2010, and December 31, 2009, outstanding COs, including both CO bonds and CO discount notes, totaled $56.9 billion and $57.7 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

The following is a summary of the Bank’s CO bonds outstanding at March 31, 2010, and December 31, 2009, by the year of contractual maturity, for which the Bank is primarily liable.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity

(dollars in thousands)

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$13,363,810	1.48%	$15,707,110	1.45%
Due after one year through two years	8,860,050	1.13	6,901,350	1.84
Due after two years through three years	6,196,880	2.39	4,230,580	2.61
Due after three years through four years	2,783,800	3.38	2,971,750	3.36
Due after four years through five years	2,946,500	3.02	1,801,800	3.17
Thereafter	3,644,700	4.82	4,004,700	5.04

Total par value	37,795,740	2.13%	35,617,290	2.31%

Premiums	94,804		85,316
Discounts	(215,502)		(426,464)
Hedging adjustments	165,416		133,005

Total	$37,840,458		$35,409,147

CO bonds outstanding at March 31, 2010, and December 31, 2009, include issued callable bonds totaling $6.6 billion and $5.4 billion, respectively.

The following table summarizes CO bonds outstanding at March 31, 2010, and December 31, 2009, by the earlier of the year of contractual maturity or next call date.

Consolidated Obligation Bonds Outstanding

by Year of Contractual Maturity or Next Call Date

(dollars in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2010	December 31, 2009

Due in one year or less	$19,575,810	$20,768,360
Due after one year through two years	7,650,050	6,156,350
Due after two years through three years	5,051,880	3,330,580
Due after three years through four years	2,107,800	2,390,500
Due after four years through five years	1,425,500	751,800
Thereafter	1,984,700	2,219,700

Total par value	$37,795,740	$35,617,290

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 33.5 percent and 38.6 percent of outstanding COs at March 31, 2010, and December 31, 2009, respectively, but accounted for 97.1 percent and 97.9 percent of the proceeds from the issuance of COs during the three months ended March 31, 2010 and 2009, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

The Bank’s outstanding CO discount notes, all of which are due within one year, were as follows:

CO Discount Notes Outstanding

(dollars in thousands)

			Weighted
			Average
	Book Value	Par Value	Rate (1)

March 31, 2010	$19,077,842	$19,081,001	0.12%

December 31, 2009	$22,277,685	$22,281,433	0.10%

(1)          The CO discount notes’ weighted-average rate represents a yield to maturity.

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended March 31,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,162,140	0.09%	$4,529,624	0.10%
Term discount notes	18,102,687	0.11	36,014,521	1.12
Total discount notes	22,264,827	0.10	40,544,145	1.00

Bonds	36,886,861	1.51	32,602,502	2.73

Total consolidated obligations	$59,151,688	0.98%	$73,146,647	1.77%

(1)          Yields are annualized.

The average balances of COs for the three months ended March 31, 2010, were lower than the average balances for the same period in 2009, which is consistent with the decrease in total average assets. The average balance of term CO discount notes decreased $17.9 billion and overnight CO discount notes decreased $367.5 million for the three months ended March 31, 2010. Average balances of CO bonds increased $4.3 billion from the prior period. The average balance of CO discount notes represented approximately 37.6 percent of total average COs during the three months ended March 31, 2010, as compared with 55.4 percent of total average COs during the three months ended March 31, 2009, and the average balance of bonds represented 62.4 percent and 44.6 percent of total average COs outstanding during the three months ended March 31, 2010 and 2009, respectively.

Deposits

As of March 31, 2010, deposits totaled $664.5 million compared with $772.5 million at December 31, 2009, a decrease of $108.0 million. This decrease was mainly the result of a lower level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at March 31, 2010, and December 31, 2009.

Term Deposits Greater than $100,000

(dollars in thousands)

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$450	0.09%	$990	0.72%
Over three months through six months	500	0.30	450	0.09
Over six months through 12 months	—	—	500	0.30
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$27,200	4.05%	$28,190	3.93%

(1)          Represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit totaling $20.0 million with a maturity date in 2014.

Capital

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) permanent capital in an amount equal to at least its regulatory risk-based capital requirement; (2) total capital in an amount equal to at least 4.0 percent of its total assets; and (3) leverage capital in an amount equal to at least 5.0 percent of its total assets. Further, the Bank is subject to a capital rule under Finance Agency regulations (the Capital Rule) and has adopted additional minimum capital requirements, each of which is also described in this section.

Risk-Based Capital Requirement

The Bank is subject to a risk-based capital requirement established by the Finance Agency. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. The Bank has remained in compliance with these requirements through March 31, 2010, as noted in the following table.

Risk-Based Capital Requirements

(dollars in thousands)

	March 31, 2010	December 31, 2009
Permanent capital
Class B capital stock	$3,646,201	$3,643,101
Mandatorily redeemable capital stock	90,803	90,896
Retained earnings	165,507	142,606

Total permanent capital	$3,902,511	$3,876,603

Risk-based capital requirement
Credit-risk capital	$625,340	$570,260
Market-risk capital	422,315	603,446
Operations-risk capital	314,297	352,112

Total risk-based capital requirement	$1,361,952	$1,525,818

Excess of risk-based capital requirement	$2,540,559	$2,350,785

The Bank’s credit-risk-based capital requirement, as defined by the Finance Agency’s risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and non-mortgage assets, tenor or final maturity of the asset, increased by $55.1 million due to downgrades of the credit ratings of private-label MBS from December 31, 2009, to March 31, 2010.

The Bank’s market value of permanent capital to its book value of permanent capital increased from 74.8 percent at December 31, 2009, to 78.1 percent at March 31, 2010. See Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest Rate Risk for further discussion. Under Finance Agency regulations, the dollar amount by which the Bank’s market value of permanent capital is less than 85 percent of its book value of permanent capital must be added to the market-risk component of its risk-based capital requirement. This incremental risk-based capital requirement was $270.9 million and $396.0 million as of March 31, 2010, and December 31, 2009, respectively. Management believes that the current ratio of the Bank’s market value of permanent capital to its book value of permanent capital is temporarily depressed and will recover as liquidity returns to the MBS market allowing prices to rise, as the Bank realizes credit losses, and as the Bank accumulates retained earnings from income expected in future periods.

In addition to the risk-based capital requirements, the Bank is subject to a five percent minimum leverage ratio requirement based on total capital using a 1.5 weighting factor applied to permanent capital, and a four percent minimum capital ratio requirement that does not include a weighting factor applicable to permanent capital. The Bank was in compliance with these requirements throughout 2009 and 2010, and remained in compliance at March 31, 2010.

Capital and Leverage Ratio Requirements

(dollars in thousands)

	March 31, 2010	December 31, 2009
Capital ratio
Minimum capital (4% of total assets)	$2,462,749	$2,499,480
Actual capital (capital stock plus retained earnings)	3,902,511	3,876,603
Total assets	61,568,720	62,487,000
Capital ratio (permanent capital as a percentage of total assets)	6.3%	6.2%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,078,436	$3,124,350
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,853,767	5,814,905
Leverage ratio (leverage capital as a percentage of total assets)	9.5%	9.3%

Capital Rule

In addition to the capital ratio requirements, the Bank is subject to the Capital Rule, which, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. On March 31, 2010, the Bank received notification that the Director of the Finance Agency had determined that the Bank was adequately capitalized for the quarter ended December 31, 2009. The Director of the Finance Agency has not yet notified the Bank of its capital classification for the quarter ended March 31, 2010. For more information on the Capital Rule, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislation and Regulatory Developments of the 2009 Annual Report on Form 10-K.

Internal Minimum Capital Requirements in Excess of Regulatory Requirements

In January 2010, to provide further protection for the Bank’s capital base, the Bank’s board of directors adopted a new minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank’s regulatory capital requirement plus its retained earnings target. As of March 31, 2010, this requirement equaled $3.4 billion, which was satisfied by the Bank’s actual regulatory capital of $3.9 billion.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value, net of cash collateral and accrued interest, totaled $14.4 million and $16.8 million as of March 31, 2010, and December 31, 2009, respectively. Derivative liabilities’ net fair value net of cash collateral and accrued interest totaled $718.4 million and $768.3 million as of March 31, 2010, and December 31, 2009, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2010, and December 31, 2009. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedged with the benchmark interest rate. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

As of March 31, 2010, and December 31, 2009

(dollars in thousands)

			March 31, 2010		December 31, 2009
		Hedge	Notional	Estimated	Notional	Estimated
Hedged Item	Derivative	Designation	Amount	Fair Value	Amount	Fair Value

Advances	Swaps	Fair value	$11,475,660	$(664,244)	$11,952,709	$(678,566)
	Swaps	Economic	83,250	(3,100)	83,250	(3,247)
	Caps and floors	Economic	16,500	81	16,500	103

Total associated with advances			11,575,410	(667,263)	12,052,459	(681,710)

Available-for-sale securities	Swaps	Fair value	907,131	(189,830)	907,131	(186,240)

Trading securities	Swaps	Economic	225,000	(1,085)	95,000	967

Consolidated obligations	Swaps	Fair value	14,166,672	163,225	14,597,075	130,716

Deposits	Swaps	Fair value	20,000	4,858	20,000	4,745

Total			26,894,213	(690,095)	27,671,665	(731,522)

Mortgage delivery commitments			7,286	22	3,706	(31)

Total derivatives			$26,901,499	(690,073)	$27,675,371	(731,553)

Accrued interest				(821)		(10,322)
Cash collateral				(13,112)		(9,631)

Net derivatives				$(704,006)		$(751,506)

Derivative asset				$14,435		$16,803
Derivative liability				(718,441)		(768,309)

Net derivatives				$(704,006)		$(751,506)

The following four tables provide a summary of the Bank’s hedging relationships for fair-value hedges of advances and COs which qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $25.6 billion, representing 95.3 percent of all derivatives outstanding as of March 31, 2010. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances

By Year of Contractual Maturity

As of March 31, 2010

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair Value Adjustment (1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result

Due in one year or less	$3,113,675	$(60,907)	$3,113,675	$60,454	4.12%	0.26%	4.02%	0.36%
Due after one year through two years	1,196,350	(59,977)	1,196,350	59,865	4.30	0.25	4.20	0.35
Due after two years through three years	1,970,300	(113,658)	1,970,300	113,221	3.81	0.26	3.73	0.34
Due after three years through four years	926,860	(74,778)	926,860	74,500	4.42	0.26	4.27	0.41
Due after four years through five years	725,550	(51,403)	725,550	51,136	4.05	0.26	3.84	0.47
Thereafter	3,542,925	(303,521)	3,542,925	299,828	3.97	0.26	3.83	0.40

Total	$11,475,660	$(664,244)	$11,475,660	$659,004	4.06%	0.26%	3.94%	0.38%

(1)          The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2010.

Fair-Value Hedge Relationships of Advances

By Year of Contractual Maturity or Next Put Date for Putable Advances

As of March 31, 2010

 (dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair Value Adjustment (1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result

Due in one year or less	$8,498,800	$(483,523)	$8,498,800	$478,499	4.09%	0.26%	3.96%	0.39%
Due after one year through two years	1,318,800	(73,187)	1,318,800	73,073	3.93	0.26	3.83	0.36
Due after two years through three years	873,250	(55,809)	873,250	55,803	3.95	0.25	3.90	0.30
Due after three years through four years	473,610	(34,064)	473,610	34,041	4.15	0.25	4.06	0.34
Due after four years through five years	167,300	(5,979)	167,300	5,962	3.82	0.26	3.41	0.67
Thereafter	143,900	(11,682)	143,900	11,626	4.52	0.26	4.48	0.30

Total	$11,475,660	$(664,244)	$11,475,660	$659,004	4.06%	0.26%	3.94%	0.38%

(1)          The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2010.

Fair-Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity

As of March 31, 2010

 (dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair Value Adjustment (1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result

Due in one year or less	$4,461,260	$17,506	$4,461,260	$(17,515)	1.43%	1.46%	0.11%	0.08%
Due after one year through two years	2,747,000	17,872	2,747,000	(18,153)	1.24	1.26	0.20	0.18
Due after two years through three years	2,619,250	25,330	2,619,250	(25,447)	1.92	1.94	0.15	0.13
Due after three years through four years	1,843,500	46,365	1,843,500	(46,021)	2.82	2.85	0.22	0.19
Due after four years through five years	1,166,000	1,689	1,166,000	(2,196)	2.05	2.05	0.09	0.09
Thereafter	1,329,662	54,463	1,329,662	(56,084)	4.20	4.20	0.61	0.61

Total	$14,166,672	$163,225	$14,166,672	$(165,416)	1.98%	2.00%	0.19%	0.17%

(1)          The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2010. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations

As of March 31, 2010

 (dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair Value Adjustment (1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result

Due in one year or less	$8,771,922	$20,504	$8,771,922	$(18,492)	1.57%	1.59%	0.10%	0.08%
Due after one year through two years	1,637,000	16,622	1,637,000	(16,868)	1.60	1.64	0.23	0.19
Due after two years through three years	1,704,250	23,611	1,704,250	(23,688)	1.96	1.99	0.18	0.15
Due after three years through four years	993,500	46,796	993,500	(46,441)	3.45	3.51	0.32	0.26
Due after four years through five years	225,000	1,455	225,000	(4,224)	2.72	2.73	0.32	0.31
Thereafter	835,000	54,237	835,000	(55,703)	5.05	5.05	0.96	0.96

Total	$14,166,672	$163,225	$14,166,672	$(165,416)	1.98%	2.00%	0.19%	0.17%

(1)          The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of March 31, 2010. For zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the Bank’s members to enter into such contracts.

Outstanding Derivative Contracts with Members and Affiliates of Members

(dollars in thousands)

			March 31, 2010
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Outstanding	Percent of Total Derivatives Outstanding (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,994,555	7.42%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	973,560	3.62

(1)          The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank’s liquidity and capital resources are designed to support these financial strategies. The Bank’s primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations of the 2009 Annual Report on Form 10-K. The Bank’s equity capital resources are governed by the Bank’s capital plan, certain portions of which are described under Capital below as well as by applicable legal and regulatory requirements.

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

The Bank maintains operational liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank’s risk-management policy has established a metric and policy limit within which the Bank operates. The Bank defines structural liquidity as the difference between contractual sources and uses of funds adjusted to assume that all maturing advances are renewed; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its access to the capital markets, subject to leverage, credit line capacity, or collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of March 31, 2010.

Structural Liquidity

(dollars in thousands)

	Month 1	Month 2	Month 3

Contractual sources of funds	$856,857	$1,335,953	$(1,308,453)
Less: Contractual uses of funds	(2,328,913)	(5,326,519)	(3,327,830)
Equals: Net cash flow	(1,472,056)	(3,990,566)	(4,636,283)

Less: Cumulative contingent obligations	(6,923,436)	(9,777,282)	(12,346,066)
Equals: Net structural liquidity need	(8,395,492)	(13,767,848)	(16,982,349)

Available borrowing capacity	$26,120,153	$29,615,838	$32,440,440

Ratio of available borrowing capacity to net structural liquidity need	3.11	2.15	1.91
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

The Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, or the capital markets. To satisfy regulatory requirements, the Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of March 31, 2010, and December 31, 2009, the Bank held a surplus of $10.0 billion and $4.9 billion, respectively, of liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank’s anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank debt markets. Management measures liquidity on a daily basis and maintains an adequate base of operating and contingency liquidity by investing in short-term, high-quality, money-market investments which can provide a ready source of liquidity during stressed market conditions. As of March 31, 2010, the Bank’s contingency liquidity, as measured in accordance with Finance Agency regulations, was determined as follows:

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Contractual sources of funds	$1,777,945
Less: contractual uses of funds	(6,649,467)
Equals: net cash flow	(4,871,522)

Contingency borrowing capacity (exclusive of CO debt issuance)	14,889,913

Net contingency borrowing capacity	$10,018,391

We also measure longer-term imbalances between the expected maturities of assets and liabilities for purposes of managing bond-refunding risk. We have developed a policy limit that requires that the difference between the volume of liabilities projected to expire within one year and the volume of assets projected to expire within one year be no more than 20 percent of total assets. We have established a management action trigger for this measurement at 10 percent of total assets, at which the Asset-Liability Committee is required to consider whether immediate corrective action is required. At March 31, 2010, this funding requirement had declined to 4.1 percent of total assets from its December 31, 2009 level of 11.3 percent. The primary drivers behind the decline at March 31, 2010 were projected increases in MBS prepayments resultant from GSE purchases of seriously delinquent loans, reduced call option exercises of the Bank’s debt due to the higher level of rates at March 31, 2010, and the extension of debt refundings during the quarter.

The Bank has an additional source of emergency external liquidity through the Federal Home Loan Banks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the funding FHLBanks. Neither the Bank nor any of the other FHLBanks have ever drawn upon this agreement.

The Bank has experienced favorable market access during the period covered by this report. Bank funding costs have been supported in part by the Federal Reserve Bank of New York’s initiative to purchase up to $175 billion in GSE debt, including FHLBank debt. By March 31, 2010, the Federal Reserve Bank of New York had completed these purchases, of which approximately $37.7 billion was FHLBank term debt. Notwithstanding the completion of these purchases, FHLBank debt continues to experience favorable market access.

Investor confidence in GSE debt, including FHLBank debt, has also been supported by an announcement by the U.S. Treasury in late December 2009, that it had effectively removed its $200 billion funding commitment cap for the next three years to Fannie Mae and Freddie Mac and agreed to increase its support as needed to accommodate any financial deterioration in these GSEs. The combined effect of the removal of that funding commitment cap and increased investor demand seems to have offset any adverse impact that the end of Federal Reserve Bank of New York purchases of GSE debt may have had.

GSE investor demand generally remains robust as investors continue to seek both safety and liquidity in the GSE debt market. Throughout the period covered by this report, FHLBank debt has been issued at spreads similar to such spreads in the fourth quarter of 2009 relative to U.S. Treasury-issued debt of similar maturities, but at spreads greater by 10 to 20 basis points than in the fourth quarter of 2009 relative to the LIBOR swap curve. The change relative to the LIBOR swap curve was due in part to elevated issuances of U.S. Treasury and corporate debt and certain sovereign debt concerns during the period covered by this report.

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

•                  4.0 percent for advances with an original maturity greater than overnight and up to three months; and

•                  4.5 percent for all other advances.

The Bank’s minimum capital-to-assets leverage limit is 5.0 percent based on Finance Agency requirements. The additional capital stock from higher balances of advances expands the Bank’s capacity to issue COs, which are used not only to support the increase in these balances but also to increase the amount of the Bank’s investments.

The Bank can also contract its balance-sheet and liquidity requirements in response to members’ reduced credit needs. Reductions to advance and mortgage-loan balances will result in capital stock in excess of the amount required by the Bank’s capital plan. Although the Bank has the discretion to repurchase excess capital stock subject to certain regulatory and capital plan limitations, the Bank continues its moratorium on excess stock repurchases as discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments. During the three months ended March 31, 2010, the Bank did not repurchase excess capital stock.

Also subject to a five-year stock-redemption period are shares of capital stock held by a member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $90.8 million and $90.9 million at March 31, 2010, and December 31, 2009, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of March 31, 2010, and December 31, 2009 (dollars in thousands):

Contractual Year of Redemption	March 31, 2010	December 31, 2009

Past redemption date (1)	$4,185	$4,185
Due in one year or less	10	103
Due after one year through two years	—	—
Due after two years through three years	—	—
Due after three years through four years	86,598	86,598
Due after four years through five years	10	10

Total	$90,803	$90,896

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

At March 31, 2010, and December 31, 2009, members and nonmembers with capital stock outstanding held $1.6 billion and $1.5 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

March 31, 2010	$545,009	$1,563,111	$2,108,143	$3,737,004	$1,628,861

December 31, 2009	586,599	1,655,784	2,242,406	3,733,997	1,491,591

(1)               Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)               Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target and Dividends. The Bank’s retained earnings target is $925.0 million, which was adopted to preserve capital in light of the various challenges to the Bank, including the potential for realization of future losses as indicated by the growth in accumulated other comprehensive losses primarily related to the Bank’s portfolio of held-to-maturity private-label MBS, discussed in Part I — Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments, as well as continued deterioration of the performance of loans that support these securities. The Bank monitors its retained earnings target relative to the risks inherent in its balance sheet and operations and revises it from time to time based on the trends and risks to the Bank’s net income stream that could result in further charges to retained earnings, including, but not limited to, the impact of losses in the Bank’s portfolio of private-label MBS. For more information on how the Bank adjusts its retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Retained Earnings Target and Dividends in the 2009 Annual Report on Form 10-K.

At March 31, 2010, the Bank had retained earnings of $165.5 million. The Bank has previously adopted a dividend payout restriction under which the Bank may only pay up to 50 percent of the prior quarter’s net income while the Bank’s retained earnings are less than its targeted retained earnings level. However, the Bank’s board of directors has announced that it does not expect to declare any dividends until the Bank demonstrates a consistent pattern of positive net income as the Bank continues to focus on building retained earnings.

The Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. At March 31, 2010, the Bank had excess capital stock outstanding totaling $1.6 billion or 2.6 percent of its total assets.

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

•                  standby bond-purchase agreements with state housing authorities; and

•                  unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Note 19 — Commitments and Contingencies to the Bank’s 2009 financial statements in the 2009 Annual Report on Form 10-K.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks supports a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). Based on the Bank’s net income of $22.9 million for the three months ended March 31, 2010, the Bank’s AHP assessment was $2.5 million and the REFCorp assessment was $5.7 million for the three months ended March 31, 2010. See Item 1 — Business — Assessments of the 2009 Annual Report on Form 10-K for additional information regarding REFCorp and AHP.

The Bank, as allowed under AHP regulations, has elected to allot up to $5.0 million of future periods’ required AHP contributions to be awarded during 2010 (referred to as the accelerated AHP). The accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise not be permitted to do so. The Bank intends to offset the accelerated AHP contribution against required AHP contributions over the next five years.

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

The Bank has identified five accounting estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Bank’s Audit Committee of the board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K.

As of March 31, 2010, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements except as described below under Fair Value Estimates. Also described below are the results of the sensitivity analysis for private-label MBS.

Fair-Value Estimates

During the quarter ended March 31, 2010 the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations and certificates of deposit. This change is consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Prior to the quarter ended March 31, 2010, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of these investment securities.

Other-Than-Temporary Impairment of Investment Securities

See Part I — Item 1 —Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional information related to management’s other-than-temporary impairment analysis for the current period.

In addition to evaluating its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the FHLBanks’ OTTI Governance Committee. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the base-case scenario, the housing price forecast as of March 31, 2010,  assumed current-to-trough home price declines ranging from zero percent to 12 percent over the six to 12 month period beginning January 1, 2010, per the respective states’ CBSAs, which are based upon an assessment of the individual housing markets. Thereafter, home prices are projected to increase zero percent in the first six months after the trough, 0.5 percent in the next six months, three percent in the second year, and four percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to worsen from the base-case scenario by an incremental five percent, resulting in a current-to-trough price decline range of five percent to 17 percent over the six to 12 month period beginning January 1, 2010. Thereafter, home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year.

The following table represents the impact to credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of March 31, 2010 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the Quarter Ended March 31, 2010	Number of Securities	Par Value	Credit- Related Other –Than- Temporary Impairment in Net Income	Number of Securities	Par Value	Credit - Related Other-Than- Temporary Impairment

Prime	4	$86,827	$(439)	5	$95,555	$(4,244)

Alt-A	64	1,671,664	(22,384)	103	2,451,404	(128,790)

Subprime	—	—	—	5	3,441	(82)

Total private-label MBS	68	$1,758,491	$(22,823)	113	$2,550,400	$(133,116)

RECENT ACCOUNTING DEVELOPMENTS

See Part I — Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on the Bank’s recent accounting developments.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Final Regulation Regarding Restructuring the Office of Finance.

On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance’s board of directors, which will become effective on June 2, 2010. Among other things, the regulation: (1) increases the size of the board such that it will be comprised of the twelve FHLBank presidents and five independent directors; (2) creates an audit committee; (3) provides for the creation of other committees; (4) sets a method for electing independent directors along with setting qualifications for these directors; and (5) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The newly-created audit committee will be comprised solely of the five independent directors and will be charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks.

Final Regulation on FHLBank Directors’ Eligibility, Elections, Compensation and Expenses

On April 5, 2010, the Finance Agency issued a final regulation on FHLBank director elections, compensation, and expenses.  Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final regulation, among other things: allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; requires FHLBanks to adopt a written compensation and reimbursement of expenses plan; prescribes certain related reporting requirements; and prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings.

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

Final Regulation on the Reporting of Fraudulent Financial Instruments and Loans

On January 27, 2010, the Finance Agency issued a final regulation, which became effective on February 26, 2010, requiring Fannie Mae, Freddie Mac, and the FHLBanks to report to the Finance Agency any such entity’s purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. The Bank is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the Bank’s programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for the Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has promulgated additional guidance with respect to specific requirements of the regulation.

Proposed Regulation on Temporary Increases in Minimum Capital Levels

On February 8, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 9, 2010, that, if adopted as proposed, would set forth certain standards and procedures that the Director of the Finance Agency would employ in determining whether to require or rescind a temporary increase in the minimum capital levels for any of the FHLBanks, Fannie Mae, and Freddie Mac. To the extent that the final rule results in an increase in the Bank’s capital requirements, the Bank’s ability to pay dividends and repurchase or redeem capital stock may be adversely impacted. The Bank cannot predict when a final regulation will be issued.

Proposed Regulation on Minority and Women Inclusion

On January 11, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 26, 2010, that would require each FHLBank and the Office of Finance to:

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

Proposed Regulation on Community Development Loans by CFIs and Secured Lending by FHLBanks to Members and Their Affiliates

On February 23, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 26, 2010, that includes two provisions that would:

(1)          permit CFIs to secure advances from FHLBanks with community development loans; and

(2)          deem all secured extensions of credit by an FHLBank to a member of any FHLBank to be an advance subject to applicable Finance Agency regulations on advances.

The Bank is unable to predict the potential impact the first provision may have on it if adopted, however, the second provision may effectively limit the parties with whom the Bank may enter into reverse repurchase agreements to entities that have no affiliates that are members of any FHLBank, since such agreements would be subject to applicable Finance Agency regulations, including capitalization requirements, and non-members may not purchase Bank stock. Additionally, the second provision may also limit the ability of the Bank to engage in derivatives transactions (which require the posting of collateral) with entities that are affiliates of any member of any FHLBank. These provisions could result in a substantial reduction in the number of derivatives counterparties available to the Bank. The Bank cannot predict when a final regulation will be issued.

Proposed Regulation on FHLBank Investments.

On May 4, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 6, 2010 that, among other things, requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLBank’s level of retained earnings.

Federal Reserve Board GSE Debt Purchase Initiative

On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. On November 4, 2009, the Federal Reserve Board announced that it will cease purchasing such debt when the aggregated purchases reach $175 billion. The Federal Reserve Board completed these purchases by March 31, 2010.

Pending Legislation on Financial System Reform

On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if signed into law by the President, may, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry. Depending on whether the Reform Act, or similar legislation such as the Restoring American Financial Stability Act of 2010 being considered by the U.S. Senate, is signed into law and on the final content of any such legislation, the Bank’s business operations, funding costs, rights, obligations, and/or the manner in which the Bank carries out its housing-finance mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could materially impact the Bank’s ability to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk-management objectives, and act as an intermediary between its members and counterparties. Further, a provision that would limit the Bank from having credit exposure to any company that exceeds 25 percent of the capital of the Bank would adversely impact the Bank’s ability to do business with any such member. However, the Bank cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be and so cannot predict what impact the Reform Act or similar legislation may have on the Bank.

Federal Banking Regulators Interagency Guidance on Correspondent Concentration Risks

On April 30, 2010, the FDIC, Federal Reserve, Office of the Comptroller of the Currency, and Office of Thrift Supervision (the Agencies) issued final guidance on correspondent concentration risks, which is effective upon issuance. The guidance provides that the stated levels of credit and funding exposures are not firm limits but that relationships within the levels set forth in the guidance warrant robust risk management. The guidance provides that the Agencies generally consider credit exposures arising from direct and indirect obligations in an amount equal to or greater than 25 percent of total capital as concentrations. Depending on its size and characteristics, a concentration of credit for a financial institution may represent a funding exposure to the correspondent.  However, the guidance does not establish a funding concentration threshold. The guidance provides that the percentage of liabilities or other measurements that may constitute a concentration of funding is likely to vary depending on the type and maturity of the funding, and the structure of the recipient’s sources of funds. Since it is unclear whether member borrowings from an FHLBank may constitute a concentration subject to the guidance and, if so, what the implication for such a member would be, the Bank cannot predict what impact the guidance may have on it.

Proposed Regulation on FDIC Assessments

On May 3, 2010, the FDIC issued a proposed regulation with a comment deadline of July 2, 2010, to revise the assessment system applicable to financial institutions that would, among other things, revise the initial base assessment rates for all insured depository institutions. The FDIC’s proposed regulation would not change the assessment rates for FHLBank advances unless an institution’s secured liabilities exceed 25 percent of its domestic deposits. Accordingly, increases in the assessment rates for impacted members may have a negative impact on their demand for the FHLBanks’ advances to their members.

Proposed Funding Program

On January 27, 2010, President Obama announced a proposed program to be funded with $30.0 billion of Troubled Asset Relief Program proceeds that would permit financial institutions with fewer than $10.0 billion in assets to borrow money at a low interest rate from the U.S. Treasury. If the program is adopted, the program could adversely impact demand for advances from the Bank due to this alternative, low-cost avenue for funding that would be available to those of the Bank’s members that would qualify. The Bank cannot predict when any such program will be finalized.

RECENT REGULATORY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $870.9 billion at March 31, 2010, and $930.6 billion at December 31, 2009.

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

For the first three months of 2010, the overall performance of the Bank’s membership was weak during the nascent economic recovery following the credit crisis and relatively unchanged from December 31, 2009. Average nonperforming assets for depository institution members increased from 0.91 percent of total assets as of December 31, 2008, to 1.72 percent of assets as of December 31, 2009. The average ratio of tangible capital to assets among the membership increased from 8.09 percent as of December 31, 2008, to 9.56 percent as of December 31, 2009. Through the four-month period ending April 30, 2010, there was one bank member failure but no defaults in member obligations to the Bank. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member’s obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank’s results of operations and financial condition.

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

The assignment of a member to a collateral-status category reflects the Bank’s increasing level of control over the collateral pledged by the member as a member’s financial condition deteriorates. When the Bank classifies a member as being in blanket-lien status, the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in blanket-lien status must specifically list with the Bank all mortgage-loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Under listing-collateral status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage-loan collateral with the Bank. Securities pledged to the Bank by members in either blanket-lien or listing-collateral status must be delivered to the Bank, the Bank’s approved safekeeping agent, with which the Bank has an exclusive control agreement, or held by a member’s securities corporation in a custodial account at the Bank. For members in delivery-collateral status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank’s approved safekeeping agent with which the Bank has an exclusive control agreement.

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

In addition, in the case of any CFI, the Bank may accept as collateral secured loans for small business and agriculture, or securities representing a whole interest in such secured loans.

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

The Bank’s agreements with borrowers allow the Bank, in its sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. The Bank also may require members to pledge additional collateral regardless of whether the collateral would be eligible for a new extension of credit. The Bank’s agreements with its borrowers also afford the Bank the right, in its sole discretion, to declare any borrower to be in default if the Bank deems itself to be insecure.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member’s affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $286.8 million at March 31, 2010.

Advances outstanding to borrowers in blanket-lien status at March 31, 2010, totaled $19.8 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $45.9 billion as of March 31, 2010. Of this total, $6.1 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $2.0 billion of securities are held by borrowers’ securities corporations, and $17.5 billion of residential mortgage loans have been pledged by borrowers’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at March 31, 2010, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of March 31, 2010

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances

Listing-collateral status	31	$13,932,569	$25,027,985	179.6%
Delivery-collateral status	30	820,696	1,241,734	151.3

Total par value	61	$14,753,265	$26,269,719	178.1%

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

Collateral by Pledge Type

As of March 31, 2010

(dollars in thousands)

Discounted Collateral

Collateral pledged under blanket lien	$39,292,468
Collateral specifically listed and identified	18,599,101
Collateral delivered to the Bank	18,216,864

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk — Investments. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At March 31, 2010, the Bank’s unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $12.3 billion to 24 counterparties and issuers, of which $2.9 billion was for certificates of deposit, $5.4 billion was for federal funds sold, and $4.0 billion was for debentures. As of March 31, 2010, one counterparty individually accounted for 13.5 percent of the Bank’s total unsecured credit exposure.

The Bank also is invested in and is subject to secured credit risk related to MBS, ABS, and HFA obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS may be purchased as long as the balance of outstanding MBS/ABS is equal to or less than 300 percent of the Bank’s total capital, and must be rated the highest long-term debt rating at the time of purchase. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

Credit ratings on these investments as of March 31, 2010, are provided in the following table.

Credit Ratings of Investments at Carrying Value

As of March 31, 2010

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated

Money-market instruments (2):
Interest-bearing deposits	$—	$95	$—	$—	$—	$—
Certificates of deposit	—	1,695,000	1,155,000	—	—	—
Federal funds sold	—	2,250,000	3,195,000	—	—	—
Securities purchased under agreements to resell	—	—	1,500,000	—	—	—

Investment securities:
U.S. agency obligations	29,487	—	—	—	—	—
U.S. government corporations	222,290	—	—	—	—	—
Government-sponsored enterprises	2,669,995	—	—	—	—	—
Supranational banks	385,878	—	—	—	—	—
Corporate bonds	705,994	—	—	—	—	—
HFA obligations	28,405	158,242	2,649	51,170	—	2,020
GSE MBS	6,163,618	—	—	—	—	—
Private-label MBS	366,477	127,775	114,575	120,073	1,326,772	—
ABS backed by home-equity loans	19,202	2,897	—	—	7,293	—

Total investments	$10,591,346	$4,234,009	$5,967,224	$171,243	$1,334,065	$2,020

(1)          Ratings are obtained from Moody’s, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.

(2)          The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank’s investment securities with a long-term credit rating below investment grade as of March 31, 2010 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value

As of March 31, 2010

(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade

Private-label MBS	$60,688	$195,418	$670,038	$377,227	$23,401	$1,326,772
ABS backed by home-equity loans	405	4,751	1,651	486	—	7,293

Total	$61,093	$200,169	$671,689	$377,713	$23,401	$1,334,065

Of the Bank’s $9.6 billion in par value of MBS and ABS investments at March 31, 2010, $3.4 billion in par value are private-label MBS. Of this amount, $2.8 billion in par value are securities backed primarily by Alt-A loans, while $582.5 million in par value are backed primarily by prime loans. Only $30.8 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBanks’ OTTI Governance Committee in accordance with the related Finance Agency guidance. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments of the 2009 Annual Report on Form 10-K for additional information on the FHLBanks’ OTTI Governance Committee and related Finance Agency guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank to have collateral that is Alt-A in nature, while that same collateral is held as prime by S&P. Accordingly, these bonds, too, have been modeled using the same credit assumptions applied to Alt-A collateral. Three of these bonds, with a total par value of $62.7 million as of March 31, 2010, were deemed to be other-than-temporarily impaired as of March 31, 2010. These bonds are reported as prime in the various tables in this section. In addition, two prime collateral bonds, with $27.2 million in par value as of March 31, 2010, were viewed as Alt-A under certain credit performance thresholds outlined in the FHLBank System wide modeling assumptions provided by the FHLBanks’  OTTI Governance Committee in accordance with related Finance Agency guidance. One of these bonds with a total par value of $24.1 million was deemed to be other-than-temporarily impaired as of March 31, 2010. These bonds are likewise classified as prime in the various tables in this section. The Bank does not hold any collateralized debt obligations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for information on the Bank’s key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

The following table stratifies the Bank’s private-label MBS by credit rating.

Credit Ratings of Private-Label MBS at Amortized Cost

As of March 31, 2010

(dollars in thousands)

Collateral Type and Credit Rating	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency % (1)
ABS backed by home equity loans:
Subprime AAA	$19,202	$(5,523)	27.86%
Subprime AA	2,898	(910)	30.20
Subprime BB	404	(74)	15.65
Subprime B	4,751	(1,604)	21.98
Subprime CCC	2,132	(883)	30.21
Subprime CC	890	(267)	33.59

Total ABS backed by home equity loans	30,277	(9,261)	27.42

Private-label residential MBS:
Prime AAA	133,838	(19,520)	8.76
Prime AA	51,631	(9,782)	9.15
Prime A	4,963	(1,419)	15.03
Prime BBB	3,711	(1,194)	15.75
Prime BB	42,970	(13,662)	15.61
Prime B	55,670	(3,609)	9.69
Prime CCC	152,598	(22,691)	16.30
Alt-A AAA	102,756	(22,374)	19.38
Alt-A AA	78,393	(23,849)	19.10
Alt-A A	109,612	(41,924)	32.78
Alt-A BBB	139,137	(51,353)	33.92
Alt-A BB	39,913	(16,225)	43.89
Alt-A B	241,103	(89,449)	47.73
Alt-A CCC	932,492	(345,801)	44.62
Alt-A CC	634,074	(213,139)	48.08
Alt-A D	51,743	(22,017)	46.80

Total private-label residential MBS	2,774,604	(898,008)	39.13

Private-label commercial MBS:
Prime AAA	129,883	(3,439)	5.39

Total private-label MBS	$2,934,764	$(910,708)	37.74%

(1)          Represents loans that are 60 days or more delinquent.

The following two tables provide a summary of credit ratings downgrades that have occurred during the period from April 1, 2010, through April 30, 2010, for the Bank’s private-label MBS.

Private-Label MBS Ratings Downgrades

During the Period from April 1, 2010, through April 30, 2010

(dollars in thousands)

	To Below Investment Grade
	Carrying Value	Fair Value

Downgraded from AA
Private-label residential MBS	$9,684	$7,150

Downgraded from A
Private-label residential MBS	11,179	6,642

Private-Label MBS

Downgraded and/or Placed on Negative Watch

from April 1, 2010 through April 30, 2010

(dollars in thousands)

	Based on Carrying Value as of March 31, 2010
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch

Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade	$44,143	$—	$16,486
Percentage of total private-label residential MBS	2.3%	—%	0.9%

Total private-label MBS
Amount of private-label MBS rated below investment grade	$44,143	$—	$16,486
Percentage of total private-label MBS	2.1%	—%	0.8%

The following table stratifies the Bank’s private-label MBS by collateral type at March 31, 2010, and December 31, 2009.

Private-Label MBS by Type of Collateral

Par Values as of March 31, 2010, and December 31, 2009

(dollars in thousands)

	March 31, 2010			December 31, 2009
Private-label MBS	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$17,070	$435,469	$452,539	$18,693	$449,238	$467,931
Alt-A	83,049	2,720,712	2,803,761	87,221	2,832,100	2,919,321
Total private-label residential MBS	100,119	3,156,181	3,256,300	105,914	3,281,338	3,387,252

Private-label commercial MBS
Prime	129,951	—	129,951	132,477	—	132,477

ABS backed by home equity loans
Subprime	16,097	14,749	30,846	16,395	15,147	31,542

Total par value of private-label MBS	$246,167	$3,170,930	$3,417,097	$254,786	$3,296,485	$3,551,271

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of March 31, 2010, are stratified by year of issuance of the security.

Par Value of Private-Label MBS and

Home Equity Loan Investments by Year of Securitization

At March 31, 2010

(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2007	$—	$—	$—	$—	$124,962	$124,962
2006	—	—	—	—	61,921	61,921
2005	15,568	4,457	—	—	54,455	74,480
2004 and prior	118,347	47,178	4,963	3,711	16,977	191,176
Total residential MBS prime	133,915	51,635	4,963	3,711	258,315	452,539

Alt-A
2007	21,095	—	—	—	773,459	794,554
2006	—	—	1,568	9,993	1,181,905	1,193,466
2005	66,465	46,364	85,362	121,795	417,885	737,871
2004 and prior	15,196	32,035	22,699	7,940	—	77,870
Total residential MBS Alt-A	102,756	78,399	109,629	139,728	2,373,249	2,803,761

Total private-label residential MBS	236,671	130,034	114,592	143,439	2,631,564	3,256,300

Home equity loans
Subprime
2004 and prior	19,213	2,897	—	—	8,736	30,846

Private-label commercial MBS
Prime
2004 and prior	129,951	—	—	—	—	129,951

Total prime	263,866	51,635	4,963	3,711	258,315	582,490

Total Alt-A	102,756	78,399	109,629	139,728	2,373,249	2,803,761

Total subprime	19,213	2,897	—	—	8,736	30,846

Total private-label MBS	$385,835	$132,931	$114,592	$143,439	$2,640,300	$3,417,097

The following table provides additional information related to the Bank’s private-label MBS and ABS with a long-term credit rating below investment grade.

Par Value of Private-Label MBS and

ABS Backed by Home Equity Loan Investments by Year of Securitization

For Securities Rated Below Investment Grade

At March 31, 2010

(dollars in thousands)

	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade
Private-label residential MBS
Prime
2007	$26,124	$17,872	$80,966	$—	$—	$124,962
2006	—	37,774	24,147	—	—	61,921
2005	—	—	54,455	—	—	54,455
2004 and prior	16,953	24	—	—	—	16,977
Total residential MBS prime	43,077	55,670	159,568	—	—	258,315

Alt-A
2007	—	47,772	284,836	440,851	—	773,459
2006	10,058	189,762	533,040	370,423	78,622	1,181,905
2005	29,923	37,103	265,816	85,043	—	417,885
Total residential MBS Alt-A	39,981	274,637	1,083,692	896,317	78,622	2,373,249

Total private-label residential MBS	83,058	330,307	1,243,260	896,317	78,622	2,631,564

ABS backed by home equity loans
Subprime
2004 and prior	405	4,751	2,396	1,184	—	8,736

Total private-label MBS	$83,463	$335,058	$1,245,656	$897,501	$78,622	$2,640,300

The following table provides the Bank’s private-label MBS by fair value as a percent of par value through March 31, 2010.

Fair Value as a Percent of Par Value by Year of Securitization

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Private-label residential MBS
Prime
2007	87%	86%	85%	82%	82%
2006	88	88	86	81	74
2005	72	66	64	58	52
2004 and prior	82	80	80	75	76
Total prime	83	80	80	75	74

Alt-A
2007	51	51	50	46	46
2006	49	48	47	43	43
2005	62	60	58	52	50
2004 and prior	72	69	67	60	58
Total Alt-A	54	53	51	47	46

Total private-label residential MBS	58%	57%	55%	51%	50%

ABS backed by home equity loans
Subprime
2004 and prior	68%	68%	66%	56%	58%

Private-label commercial MBS
Prime
2004 and prior	98%	97%	96%	90%	84%

Total prime	86%	84%	83%	78%	76%

Total Alt-A	54%	53%	51%	47%	46%

Total subprime	68%	68%	66%	56%	58%

Total private-label MBS	59%	58%	57%	52%	51%

The following table shows the summary credit enhancements associated with the Bank’s residential MBS issued by entities other than GSEs, with detail by collateral type and vintage. Average current credit enhancements as of March 31, 2010, reflect the percentage of subordinated class outstanding balances as of March 31, 2010, to the Bank’s senior class holding outstanding balances as of March 31, 2010, weighted by the par value of the Bank’s respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of March 31, 2010, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank’s credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank’s investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of March 31, 2010

(dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Weighted Average Collateral Delinquency (1)
Private-label residential MBS:
Prime
2007	$124,962	$124,001	$109,117	10.43%	11.89%	10.23%
2006	61,921	58,604	54,303	11.10	11.84	12.30
2005	74,480	71,784	53,489	20.90	21.69	20.87
2004 and prior	191,176	190,991	156,599	7.05	15.31	10.44
Total prime	452,539	445,380	373,508	10.82	14.94	12.35

Alt-A
2007	794,554	611,356	403,538	26.12	18.39	49.55
2006	1,193,466	951,228	585,685	27.58	21.32	48.95
2005	737,871	688,770	458,950	26.98	28.15	30.53
2004 and prior	77,870	77,870	55,912	12.27	23.13	19.30
Total Alt-A	2,803,761	2,329,224	1,504,085	26.58	22.34	43.45

Total private-label residential MBS	3,256,300	2,774,604	1,877,593	24.39	21.31	39.13

ABS backed by home equity loans:
Subprime
2004 and prior	30,846	30,277	21,015	9.48	41.77	27.42

Private-label commercial MBS
Prime
2004 and prior	129,951	129,883	126,770	21.29	27.20	5.39

Total prime	582,490	575,263	500,278	13.15	17.68	10.80

Total Alt-A	2,803,761	2,329,224	1,504,085	26.58	22.34	43.45

Total subprime	30,846	30,277	21,015	9.48	41.77	27.42

Total private-label MBS	$3,417,097	$2,934,764	$2,025,378	24.14%	21.72%	37.74%

(1)          Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position

As of March 31, 2010

(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	March 31, 2010 % AAA	April 30, 2010 % AAA	April 30, 2010 % Investment Grade	April 30, 2010 % Below Investment Grade	April 30, 2010 % Watch List
Private-label residential MBS backed by:

Prime first lien	$452,539	$445,380	$(71,872)	12.35%	29.6%	29.6%	47.7%	52.3%	28.9%
Alt-A option ARM	1,020,525	919,663	(378,203)	46.81	0.2	0.2	15.6	84.4	60.4
Alt-A other	1,769,640	1,406,143	(447,933)	41.43	5.7	5.7	14.4	85.6	27.1

Total private-label residential MBS	3,242,704	2,771,186	(898,008)	39.07	7.3	7.3	19.4	80.6	37.8

Private-label commercial MBS backed by:

Prime first lien	119,365	119,365	(3,439)	5.87	100.0	100.0	100.0	—	—

ABS backed by home equity loans:

Subprime first lien	30,846	30,277	(9,261)	27.42	62.3	62.3	71.7	28.3	8.6

Total private-label MBS	$3,392,915	$2,920,828	$(910,708)	37.79%	11.1%	11.1%	22.7%	77.3%	36.2%

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of Mortgage-Backed Securities and

ABS Backed by Home Equity Loan Investments

Credit Ratings and Outlook

As of April 30, 2010

	Moody’s		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
Ambac Assurance Corporation	Caa2	Possible Upgrade	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AAA	Negative	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	BB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank’s private-label MBS and ABS as of March 31, 2010.

Geographic Concentration of Private-Label Mortgage- and Asset-Backed Securities

March 31, 2010
State concentration
California	39.5%
Florida	12.9
New York	4.5
Arizona	3.7
Nevada	3.6
All Other	35.8

100.0%

Metropolitan Statistical Area
Los Angeles — Long Beach, CA	9.8%
Washington, D.C.-MD-VA-WV	5.6
Riverside — San Bernardino, CA	4.2
San Diego, CA	4.0
Orange County, CA	4.0
All Other	72.4

100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

Since 2008, delinquency and foreclosure rates for prime, subprime, and Alt-A mortgages have increased significantly nationwide and remain elevated as of the date of this report. In addition, home prices are depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the depth and duration of these trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities. Nonetheless, the average prices of these securities in the Bank’s portfolio have recovered somewhat in recent months.

The following graph demonstrates how average prices changed with respect to various asset classes in the Bank’s MBS portfolio during the 12 months ended March 31, 2010:

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payment of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers’ ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. This projection is referred to as the burnout period and is expressed in months. The burnout period for each monoline insurer was incorporated into the third-party cash-flow model, as a key input. Any cash-flow shortfalls that occurred beyond the end of the burnout period were considered not recoverable and the insured security was then deemed to be credit impaired.

There are five monoline insurers that insure certain private-label residential MBS and home equity investments held by the Bank:

•                  Assured Guaranty Municipal Corp. — The financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above.

•                  Syncora and FGIC — The Bank places no reliance on the financial guarantee from Syncora and from FGIC, as these entities were ordered by the New York State Insurance Department to suspend all claims payments during 2009. Accordingly, the burnout period is considered to be zero months for Syncora and FGIC.

•                  Ambac — On March 24, 2010, Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin, suspended payments to bond holders until September 2010 and created a segregated account for the bond holders. Through the first quarter of 2010, Ambac had been paying claims in order to meet any current cash flow deficiency within the structure of the securities. Based on these developments, the burn-out period for Ambac has been reduced to less than three months in the first quarter of 2010. Three securities guaranteed by Ambac were determined to have an other-than-temporary impairment credit loss at March 31, 2010 due to expected losses beyond the burn-out period.

•                  MBIA — In the first quarter of 2010 the burn-out period for MBIA is 15 months, ending in June 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at March 31, 2010 due to expected losses beyond the burn-out period.

The following table shows the Bank’s private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses

of Private-Label Mortgage-Backed Securities and

ABS Backed by Home Equity Loan Investments by Year of Securitization

At March 31, 2010

(dollars in thousands)

	Ambac Assurance Corp		Assured Guaranty Municipal Corp		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance Co.
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$85,262	$(19,019)	$21,095	$(1,954)	$—	$—	$—	$—	$—	$—
2006	17,601	(8,300)	—	—	—	—	—	—	—	—
2005	36,007	(14,551)	—	—	—	—	—	—	—	—
2004 and prior	1,728	(262)	—	—	—	—	—	—	—	—
Total Alt-A	140,598	(42,132)	21,095	(1,954)	—	—	—	—	—	—

Subprime
2004 and prior	2,422	(479)	7,200	(2,090)	15,314	(4,418)	4,751	(1,604)	1,158	(670)

Total private-label MBS	$143,020	$(42,611)	$28,295	$(4,044)	$15,314	$(4,418)	$4,751	$(1,604)	$1,158	$(670)

The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of March 31, 2010.

HFA Investments Insured by Financial Guarantors

Amortized Cost as of March 31, 2010

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody’s/S&P) As of April 30, 2010	HFA Bonds

Ambac Assurance Corp.	Not Rated/Caa2/Removed	$29,134
Assured Guaranty Municipal Corp.	Not Rated/Aa3/AAA	121,618
National Public Finance Guarantee	Not Rated/Baa1/A	51,705

Total		$202,457

The following table provides the geographic concentration by state of the Bank’s HFA investments as of March 31, 2010.

State Concentration of HFAs

March 31, 2010

State concentration
Massachusetts	49.8%
Rhode Island	12.9
Connecticut	11.3
North Carolina	10.2
Maine	6.2
All Other	9.6

100.0%

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit-enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $2.5 million and $2.1 million at March 31, 2010, and December 31, 2009, respectively. As of March 31, 2010, nonaccrual loans amounted to $50.4  million and consisted of 471 loans out of a total of approximately 36,500 loans. See Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information regarding the Bank’s delinquent loans. The Bank had charge-offs totaling $31,000 related to mortgage loans foreclosed upon during the three months ending March 31, 2010.

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

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancement in place of the PFI and for primary MI coverage on individual loans. As of March 31, 2010, the Bank was the beneficiary of primary MI coverage on $223.4 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental MI coverage on mortgage pools with a total unpaid principal balance of $45.9 million. Eight MI companies provide all of the coverage under these policies.

As of April 30, 2010, all of these MI companies have a credit rating lower than A3 (or its equivalent) by at least one NRSRO. The table below shows the ratings of these companies as of April 30, 2010.

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

Mortgage-Insurance Companies That Provide MI Coverage

(dollars in thousands)

	Mortgage-Insurance	As of March 31, 2010
Mortgage-Insurance Company	Company Ratings (Fitch/Moody’s/S&P) As of April 30, 2010	Balance of Loans with Primary MI	Primary MI	Supplementary MI	MI Coverage	Percent of Total MI Coverage

Mortgage Guaranty Insurance Corporation	WD/Ba3/B+	$63,838	$13,750	$—	$13,750	27.9%

Genworth Mortgage Insurance Corporation	NR/Baa2/BBB-	59,379	13,896	—	13,896	28.2

CMG Mortgage Insurance Company	BBB/NR/BBB	23,407	5,473	—	5,473	11.1

PMI Mortgage Insurance Company	NR/B2/B+	22,222	4,646	—	4,646	9.4

United Guaranty Residential Insurance Corporation	WD/A3/BBB	20,238	4,470	—	4,470	9.1

Radian Guaranty Incorporated	NR/Ba3/B+	15,113	2,777	—	2,777	5.6

Republic Mortgage Insurance Company	BBB-/Ba1/BBB-	13,914	2,786	505	3,291	6.7

Triad Guaranty Insurance Corporation	NR/NR/NR	5,297	989	—	989	2.0

		$223,408	$48,787	$505	$49,292	100.0%

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties, and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody’s. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of March 31, 2010
Interest-rate-exchange agreements: (1)
Double-A	$8,719,737	6	$14,246
Single-A	18,174,476	8	164
Total interest-rate-exchange agreements	26,894,213	14	14,410
Mortgage-loan-purchase commitments (2)	7,286	—	25

Total derivatives	$26,901,499	14	$14,435

As of December 31, 2009
Interest-rate-exchange agreements: (1)
Double-A	$7,922,108	6	$16,677
Single-A	19,749,557	8	126
Total interest-rate-exchange agreements	27,671,665	14	16,803
Mortgage-loan-purchase commitments (2)	3,706	—	—

Total derivatives	$27,675,371	14	$16,803

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)          Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank’s members.

(3)          Total net exposure at fair value has been netted with cash collateral received from derivative counterparties.

As of March 31, 2010, and December 31, 2009, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	March 31, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value

Barclays Bank PLC	$3,707,825	13.8%	(55,888)
Citigroup Financial Products, Inc	3,416,150	12.7	(64,188)
UBS AG	3,060,725	11.4	(13,583)
JP Morgan Chase Bank	3,057,200	11.4	(77,760)
Deutsche Bank AG	3,049,815	11.3	(212,179)

	December 31, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value

Deutsche Bank AG	$4,139,597	15.0%	(225,107)
Barclays Bank PLC	3,746,575	13.5	(64,929)
Bank of America, N.A	3,068,404	11.1	(53,198)
JP Morgan Chase Bank	3,021,200	10.9	(85,009)
UBS AG	2,950,975	10.7	(17,368)

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

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at March 31, 2010, was $718.4 million for which the Bank has posted collateral with a post-haircut value of $383.7 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $274.2 million of post-haircut-valued collateral to our derivatives counterparties at March 31, 2010. However, the Bank’s credit rating has not changed during the previous 12 months.

Contingent Credit Risk — Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state HFAs whereby the Bank, for a fee, agrees to purchase and hold the agencies’ unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $470.6 million at March 31, 2010, of which $465.7 million were to one HFA. All of the bonds underlying the $465.7 million commitments to this one HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation which has been downgraded below triple-A. The bonds underlying the $4.9 million to the other HFA are split-rated AAA/Aa3, which reflects the ratings of the bonds’ financial guarantor, Assured Guaranty Municipal Corp.

Market and Interest-Rate Risk

Sources of Market and Interest-Rate Risk

The Bank’s balance sheet is comprised of different portfolios that require different types of market and interest-rate-risk management strategies. The majority of the Bank’s balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on the Bank.

However, those assets and liabilities with embedded options, particularly the Bank’s mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, its portfolio of MBS and ABS, and its portfolio of bonds issued by HFA obligations, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave the Bank with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on the Bank the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest-rate spread generated by the assets.

Further, moves in yield curves associated with the Bank’s assets and liabilities that are not symmetrical create risks that changes in individual portfolio or instrument valuations, or changes in projected income will not be equally offset by a similar move in the associated funding or investment.

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

Types of Market and Interest-Rate Risk

Market and interest-rate risk can be divided into several categories, including repricing risk, yield-curve risk, basis risk, and options risk. Repricing risk refers to differences in the average sensitivities of asset and liability yields attributable to differences in the average timing of maturities and/or coupon resets between assets and liabilities. Differences in the timing of repricing of assets and liabilities can cause spreads between assets and liabilities to either increase or decline.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At March 31, 2010, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $13.8 billion, compared with $13.3 billion at December 31, 2009. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.6 billion and $2.9 billion at March 31, 2010, and December 31, 2009, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At both March 31, 2010, and December 31, 2009, this portfolio of investments had an amortized cost of $1.1 billion.

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

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At March 31, 2010, the Bank had no receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of March 31, 2010, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $13.6 billion, or 36.0 percent of the Bank’s total outstanding CO bonds at March 31, 2010, down from $13.9 billion, or 39.0 percent of total outstanding CO bonds, at December 31, 2009. There was no discount note debt used in conjunction with interest-rate-exchange agreements at March 31, 2010. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $935.0 million, or 4.2 percent of the Bank’s total outstanding CO discount notes, at December 31, 2009. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s VaR calculations, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

•                 For option-free instruments, the expected cash flows are specified in accordance with the term structure of interest rates and discounted using spot rates derived from the same term structure; and

•                 For option-embedded instruments, the models use standardized option pricing methodology to determine the likelihood of embedded options being exercised or not.

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

The ratio of MVE to BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. For purposes of measuring this ratio, the BVE is equal to the Bank’s permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. Therefore, BVE excludes accumulated other comprehensive loss. At March 31, 2010, the Bank’s MVE was $3.0 billion and its BVE was $3.9 billion. At December 31, 2009, the Bank’s MVE was $2.9 billion and its BVE was $3.9 billion. The Bank’s ratio of MVE to BVE was 78.1 percent at March 31, 2010, up from 74.8 percent at December 31, 2009. The primary drivers for the improvement in the Bank’s MVE to BVE ratio since December 31, 2009, were:

•                  appreciation in the prices associated with the Bank’s private-label MBS. As liquidity began to return to the market for this investment class, driven by U.S. government responses to the continuing economic recession, such as the establishment of the Public-Private Investment Program, certain terms of which are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments of the 2009 Annual Report on Form 10-K, prices on the Bank’s private-label MBS holdings increased, improving the MVE to BVE ratio from the December 31, 2009 level; and

•                  a disparate rise in market yields as the Bank’s CO curve steepened at a greater level than experienced in the swap curve. As a result, the fair value of the Bank’s debt improved at a greater level than the decline of fair value of the Bank’s LIBOR-based assets.

The following chart indicates the improvement in the Bank’s MVE/BVE ratio over the preceding quarters, reflecting the factors listed previously. Also presented within the chart is the Bank’s MVE as a percentage of par stock, defined as member stock inclusive of mandatorily redeemable capital stock.

Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario’s likelihood.

Value at risk (VaR) is defined, consistent with Finance Agency regulations, to be equal to the ninety-ninth percentile potential reduction in MVE based on a set of stress scenarios based on historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent monthend and going back monthly to the beginning of 1978. The Bank’s risk-management policy requires that VaR not exceed $275.0 million, such VaR limit having been adopted in January 2010, superseding the prior VaR limit of $190.0 million.

The table below presents the historical simulation VaR estimate as of March 31, 2010, and December 31, 2009, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	March 31, 2010		December 31, 2009
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million

50%	(0.20)%	$(6.1)	(0.21)%	$(6.1)
75%	1.13	34.4	1.61	46.8
95%	3.58	109.2	4.67	135.5
99%	4.97	151.4	7.16	207.4

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors declined to $151.4 million as of March 31, 2010, from $207.4 million as of December 31, 2009.

The primary drivers to the decrease in VaR at March 31, 2010 were:

•                  The disparate rise in market yields experienced between the Bank’s CO curve and swap rates resulted in the projected fair value of the Bank’s debt improving in the VaR scenarios more than the decline in projected fair value of the Bank’s assets in those scenarios; and

•                  The extension of the Bank’s liabilities over the course of the quarter to reduce refunding concentrations and to take advantage of periodic flattening of longer-term rates.

A further measure of market risk employed by the Bank is its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis point shifts in interest rates. A positive duration of equity indicates that the Bank’s MVE depreciates in increasing-rate scenarios, and the converse holds true for declining-rate environments. As of March 31, 2010, the Bank’s duration of equity was +3.1 years, compared with +4.7 years at December 31, 2009, indicating that the Bank depreciates in value in those VaR scenarios that incorporate increasing-rate environments. As noted above, the tightening of spreads between the Bank’s funding curve and the swap curve reduced its duration of equity as debt valuation improved and call expectations reduced due to the level of rates.

The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank’s interest-rate risk exposure, the Bank removes non-interest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2008 and 2009. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank’s interest-rate risk profile than those inclusive of current spreads. As of March 31, 2010, management VaR stood at $135.2 million and management duration of equity was +2.5 years.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporarily impaired charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for March 31, 2010, showed that in the worst-case scenario, the Bank’s return on equity falls to 151 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank’s return on equity does not reflect the potential impact of future credit losses.

The Bank has increased its duration of equity by deliberately mismatching by one year the maturity of some of its investments in GSE-issued securities, advances, debt issued under the FDIC’s Temporary Liquidity Guarantee Program, and other similar investments with the associated liabilities. This strategy is intended to prevent a significant reduction in the Bank’s net interest spread in the event that interest rates remain at current low levels for an extended period. The Bank’s net interest income sensitivity profile is traditionally asset sensitive so that increases in market rates tend to benefit income but reduce net interest income when yields are low. Therefore, the determination to add longer term assets without closely matched funding terms is expected to mitigate the detrimental impact of a low interest rate environment on net interest income. As of March 31, 2010, the Bank had $3.4 billion in assets purchased as a means to deliberately extend its duration of equity.

Liquidity Risk

Information regarding liquidity risk is provided in Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank’s regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. Under Finance Agency regulations, the Bank’s board of directors is also required to adopt an operating capital ratio range, which defines the minimum and maximum capital ratio under which the Bank will operate. In 2009, prior to July 24, the Bank’s operating capital ratio range had been set at a minimum capital ratio of 4.0 percent and a maximum capital ratio of 5.5 percent. On July 24, 2009, the Bank’s board of directors increased the upper bound of this range to 7.5 percent in light of the recent decline in advances, the Federal Reserve Board’s implementation of certain amendments to Regulation D that prohibit earnings on the Bank’s deposits with the Federal Reserve Banks, and the Bank’s continuing moratorium on the repurchase of excess capital stock shares. Further, the Bank has adopted a minimum capital level in excess of regulatory requirements. This adopted minimum capital level requires the Bank to maintain a minimum regulatory capital level equal to four percent of its total assets plus its retained earnings target, an amount equal to $3.4 billion at March 31, 2010. The Bank’s actual regulatory capital level was $3.9 billion at March 31, 2010, so the Bank was in excess of the adopted minimum capital level by $514.8 million on that date. Leverage limits are included in the Bank’s board-approved risk-management policy and ratios are reported to the board of directors monthly.

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, with the participation of the president and chief executive officer, and chief financial officer, as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

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

Item 1A.     Risk Factors

In addition to the risk factor provided below and other risks described herein, readers should carefully consider the risk factors set forth in the Bank’s 2009 Annual Report on Form 10-K, which could materially affect the Bank’s business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2009 Annual Report on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The Bank is subject to credit risk exposures related to the mortgage loans that back its MBS investments. Increased delinquency rates and credit losses beyond those currently expected may adversely impact the yield on or value of those investments.

The Bank has invested in private-label MBS, which are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable rate mortgage loans. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSRO’s. See Item 3 —Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments for a description of the Bank’s portfolio of investments in these securities.

As described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Increasing delinquency and loss severity trends experienced on the loans underlying the MBS, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses thereby causing other-than-temporary impairment losses from certain of these securities. The Bank recognized credit losses of $22.8 million for MBS that management determined were other-than-temporarily impaired for the quarter ended March 31, 2010. If macroeconomic trends or collateral credit performance within the Bank’s private-label MBS portfolio deteriorate further than currently anticipated, even more stressful assumptions including but not limited to lower house prices, higher loan default rates, and higher loan-loss severities may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which may be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank would be projected to realize an additional $110.3 million in credit losses.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        [Removed and Reserved]

Item 5.        Other Information

None

Item 6.        Exhibits

10.1                           The Federal Home Loan Bank of Boston 2010 Executive Incentive Plan

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

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

May 13, 2010	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2010	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)