Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Boston
filed 2010-08-12
CIK 1331463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2010
Class B Stock, par value $100	37,465,542

Federal Home Loan Bank of Boston

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CONDITION

(dollars and shares in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$25,701	$191,143
Interest-bearing deposits	69	81
Securities purchased under agreements to resell	3,750,000	1,250,000
Federal funds sold	4,545,000	5,676,000
Investments:
Trading securities	1,881,032	107,338
Available-for-sale securities - includes $83,492 and $82,148 pledged as collateral at June 30, 2010, and December 31, 2009, respectively that may be repledged	8,202,879	6,486,632
Held-to-maturity securities - includes $122,828 and $118,211 pledged as collateral at June 30, 2010, and December 31, 2009, respectively that may be repledged (a)	6,715,678	7,427,413
Advances	36,015,723	37,591,461
Mortgage loans held for portfolio, net of allowance for credit losses of $2,500 and $2,100 at June 30, 2010, and December 31, 2009, respectively	3,316,901	3,505,975
Accrued interest receivable	149,651	147,689
Resolution Funding Corporation (REFCorp) prepaid assessment	29,830	40,236
Premises, software, and equipment, net	5,067	5,840
Derivative assets	22,387	16,803
Other assets	46,870	40,389

Total Assets	$64,706,788	$62,487,000

LIABILITIES
Deposits:
Interest-bearing	$763,979	$754,976
Non-interest-bearing	16,317	17,481
Total deposits	780,296	772,457

Consolidated obligations:
Bonds	38,129,830	35,409,147
Discount notes	21,635,424	22,277,685
Total consolidated obligations, net	59,765,254	57,686,832

Mandatorily redeemable capital stock	86,618	90,896
Accrued interest payable	147,116	178,121
Affordable Housing Program (AHP) payable	22,104	23,994
Derivative liabilities	849,918	768,309
Other liabilities	18,529	202,333

Total liabilities	61,669,835	59,722,942
Commitments and contingencies (Note 16)

CAPITAL
Capital stock — Class B — putable ($100 par value), 36,589 shares and 36,431 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	3,658,866	3,643,101
Retained earnings	184,231	142,606
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(39,396)	(90,060)
Net unrealized loss relating to hedging activities	(349)	(356)
Net noncredit portion of other-than-temporary impairment losses on investment securities	(765,258)	(929,508)
Pension and postretirement benefits	(1,141)	(1,725)
Total accumulated other comprehensive loss	(806,144)	(1,021,649)

Total capital	3,036,953	2,764,058

Total Liabilities and Capital	$64,706,788	$62,487,000

(a) Fair values of held-to-maturity securities were $6,811,173 and $7,422,681 at June 30, 2010, and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$105,162	$167,366	$208,092	$418,611
Prepayment fees on advances, net	1,615	6,671	2,187	7,610
Interest-bearing deposits	—	9,286	—	10,775
Securities purchased under agreements to resell	1,118	298	1,402	3,290
Federal funds sold	4,061	1,119	6,726	3,527
Investments:
Trading securities	2,777	710	4,629	1,473
Available-for-sale securities	19,248	2,215	32,685	5,537
Held-to-maturity securities	44,554	56,063	90,938	117,480
Prepayment fees on investments	31	141	31	148
Mortgage loans held for portfolio	42,246	49,289	85,572	102,004
Other	—	1	—	1
Total interest income	220,812	293,159	432,262	670,456

INTEREST EXPENSE
Consolidated obligations:
Bonds	137,220	176,945	274,479	396,489
Discount notes	9,004	31,096	14,731	131,494
Deposits	178	212	269	455
Other borrowings	1	66	3	101
Total interest expense	146,403	208,319	289,482	528,539

NET INTEREST INCOME	74,409	84,840	142,780	141,917

Provision for credit losses	4	800	435	900

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	74,405	84,040	142,345	141,017

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(18,166)	(211,092)	(38,713)	(1,105,657)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(12,277)	140,566	(14,553)	908,219
Net impairment losses on investment securities recognized in income	(30,443)	(70,526)	(53,266)	(197,438)

Service fees	1,702	889	3,146	1,825
Net unrealized gains on trading securities	8,595	292	10,441	1,388
Net losses on derivatives and hedging activities	(14,457)	(2,017)	(17,289)	(1,993)
Other	72	144	138	137
Total other loss	(34,531)	(71,218)	(56,830)	(196,081)

OTHER EXPENSE
Operating	12,586	15,309	24,961	29,039
Finance Agency and Office of Finance	1,525	1,384	3,328	2,883
Other	278	334	570	657
Total other expense	14,389	17,027	28,859	32,579

INCOME (LOSS) BEFORE ASSESSMENTS	25,485	(4,205)	56,656	(87,643)

AHP	2,080	—	4,625	—
REFCorp	4,681	—	10,406	—
Total assessments	6,761	—	15,031	—

NET INCOME (LOSS)	$18,724	$(4,205)	$41,625	$(87,643)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

THREE MONTHS ENDED JUNE 30, 2010 and 2009

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, MARCH 31, 2009	36,045	$3,604,513	$245,919	$(1,258,202)	$2,592,230

Proceeds from sale of capital stock	110	10,953			10,953
Comprehensive loss:
Net loss			(4,205)		(4,205)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				49,709	49,709
Noncredit portion of other-than-temporary impairment losses on investment securities				(183,663)	(183,663)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to investment securities				43,097	43,097
Accretion of noncredit portion of impairment losses on investment securities				89,140	89,140
Reclassification adjustment for previously deferred hedging gains and losses included in income				45	45
Pension and postretirement benefits				2,281	2,281
Total comprehensive loss					(3,596)

BALANCE, JUNE 30, 2009	36,155	$3,615,466	$241,714	$(1,257,593)	$2,599,587

BALANCE, MARCH 31, 2010	36,462	$3,646,201	$165,507	$(926,733)	$2,884,975

Proceeds from sale of capital stock	127	12,665			12,665
Comprehensive income:
Net income			18,724		18,724
Other comprehensive income:
Net unrealized gains on available-for-sale securities				35,605	35,605
Noncredit portion of other-than-temporary impairment losses on investment securities				(13,596)	(13,596)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				25,873	25,873
Accretion of noncredit portion of impairment losses on investment securities				72,165	72,165
Reclassification adjustment for previously deferred hedging gains and losses included in income				3	3
Pension and postretirement benefits				539	539
Total comprehensive income					139,313

BALANCE, JUNE 30, 2010	36,589	$3,658,866	$184,231	$(806,144)	$3,036,953

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CAPITAL

SIX MONTHS ENDED JUNE 30, 2010 and 2009

(dollars and shares in thousands)

(unaudited)

	Capital Stock Class B - Putable		(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225

Cumulative effect of adjustments to opening balance			349,106	(349,106)	—
Proceeds from sale of capital stock	298	29,774			29,774
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of net shares from mandatorily redeemable capital stock	25	2,520			2,520
Comprehensive loss:
Net loss			(87,643)		(87,643)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				4,085	4,085
Noncredit portion of other-than-temporary impairment losses on investment securities				(960,398)	(960,398)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to investment securities				52,179	52,179
Accretion of noncredit portion of impairment losses on investment securities				127,972	127,972
Reclassification adjustment for previously deferred hedging gains and losses included in income				16	16
Pension and postretirement benefits				2,405	2,405
Total comprehensive loss					(861,384)

BALANCE, JUNE 30, 2009	36,155	$3,615,466	$241,714	$(1,257,593)	$2,599,587

BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$(1,021,649)	$2,764,058

Proceeds from sale of capital stock	158	15,765			15,765
Comprehensive income:
Net income			41,625		41,625
Other comprehensive income:
Net unrealized gains on available-for-sale securities				50,664	50,664
Noncredit portion of other-than-temporary impairment losses on investment securities				(30,540)	(30,540)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				45,093	45,093
Accretion of noncredit portion of impairment losses on investment securities				149,697	149,697
Reclassification adjustment for previously deferred hedging gains and losses included in income				7	7
Pension and postretirement benefits				584	584
Total comprehensive income					257,130

BALANCE, JUNE 30, 2010	36,589	$3,658,866	$184,231	$(806,144)	$3,036,953

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON

STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES

Net income (loss)	$41,625	$(87,643)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,809	(233,741)
Provision for credit losses on mortgage loans	435	900
Change in net fair-value adjustments on derivatives and hedging activities	19,605	11,172
Net impairment losses on investment securities recognized in income	53,266	197,438
Other adjustments	(143)	(128)
Net change in:
Market value of trading securities	(10,441)	(1,388)
Accrued interest receivable	(1,962)	118,859
Other assets	1,938	7,316
Net derivative accrued interest	21,331	135,054
Accrued interest payable	(31,005)	(86,511)
Other liabilities	5,577	(13,561)

Total adjustments	61,410	135,410
Net cash provided by operating activities	103,035	47,767

INVESTING ACTIVITIES

Net change in:
Interest-bearing deposits	12	(15,607,454)
Securities purchased under agreements to resell	(2,500,000)	500,000
Federal funds sold	1,131,000	1,140,000
Premises, software, and equipment	(194)	(307)
Trading securities:
Net increase in short-term	(1,615,000)	—
Proceeds	2,490	4,759
Purchases	(150,744)	—
Available-for-sale securities:
Net decrease (increase) in short-term	805,000	(500,000)
Proceeds from maturities	238,715	25,000
Proceeds from sales	—	21,685
Purchases	(2,631,785)	(63,325)
Held-to-maturity securities:
Net decrease in short-term	—	215,000
Proceeds from maturities	1,265,730	945,899
Purchases	(628,505)	(177,046)
Advances to members:
Proceeds	80,658,596	212,417,733
Disbursements	(79,002,608)	(197,682,522)
Mortgage loans held for investment:
Proceeds	308,629	542,134
Purchases	(126,799)	(239,310)
Proceeds from sale of foreclosed assets	4,737	3,475

Net cash (used in) provided by investing activities	(2,240,726)	1,545,721

FINANCING ACTIVITIES

Net change in deposits	6,931	313,951
Net payments on derivative contracts with a financing element	(20,126)	(11,643)
Net proceeds from issuance of consolidated obligations:
Discount notes	617,934,449	691,152,074
Bonds	18,470,535	14,069,788
Payments for maturing and retiring consolidated obligations:
Discount notes	(618,572,896)	(691,653,463)
Bonds	(15,858,131)	(15,492,429)
Proceeds from issuance of capital stock	15,765	29,774
Payments for redemption of mandatorily redeemable capital stock	(4,278)	—
Payments for repurchase/redemption of capital stock	—	(1,548)

Net cash provided by (used in) financing activities	1,972,249	(1,593,496)

Net decrease in cash and due from banks	(165,442)	(8)

Cash and due from banks at beginning of the year	191,143	5,735

Cash and due from banks at period end	$25,701	$5,727

Supplemental disclosures:
Interest paid	$299,734	$757,634
AHP payments	$5,347	$3,682
Noncash transfers of mortgage loans held for investment to real estate owned (REO)	$5,500	$3,447

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

Note 2 — Recently Issued Accounting Standards and Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The adoption of this amended guidance will likely result in increased financial statement disclosures, but is not expected to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. Adoption of this guidance will not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

Fair-Value Measurements and Disclosures—Improving Disclosures about Fair-Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair-value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describes the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair-value measurements using significant unobservable inputs; clarifies existing fair-value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank’s adoption of this amended guidance will result in increased annual and interim financial statement disclosures but will not affect the Bank’s results of operations, financial condition, or cash flows.

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

Note 3 — Trading Securities

Major Security Types. Trading securities as of June 30, 2010, and December 31, 2009, were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Certificates of deposit	$1,615,000	$—

Mortgage-backed securities
U.S. government-guaranteed - residential	22,705	23,972
Government-sponsored enterprises - residential	9,496	10,458
Government-sponsored enterprises - commercial	233,831	72,908
	266,032	107,338

Total	$1,881,032	$107,338

Net unrealized gains on trading securities for the six months ended June 30, 2010 and 2009, amounted to $10.4 million and $1.4 million for securities held on June 30, 2010 and 2009, respectively.

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of June 30, 2010, were as follows (dollars in thousands):

		Amounts Recorded in
		Accumulated Other
		Comprehensive Loss
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$1,795,000	$—	$—	$1,795,000
Supranational banks	458,420	—	(41,196)	417,224
Corporate bonds (1)	804,040	6,347	—	810,387
U.S. government corporations	286,984	—	(39,969)	247,015
Government-sponsored enterprises	3,035,312	46,076	(15,949)	3,065,439
	6,379,756	52,423	(97,114)	6,335,065

Mortgage-backed securities
U.S. government guaranteed - residential	77,415	348	—	77,763
Government-sponsored enterprises - residential	1,473,352	6,731	—	1,480,083
Government-sponsored enterprises - commercial	311,752	31	(1,815)	309,968
	1,862,519	7,110	(1,815)	1,867,814

Total	$8,242,275	$59,533	$(98,929)	$8,202,879

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

The following table summarizes available-for-sale securities with unrealized losses as of June 30, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Supranational banks	$—	$—	$417,224	$(41,196)	$417,224	$(41,196)
U.S. government corporations	—	—	247,015	(39,969)	247,015	(39,969)
Government-sponsored enterprises	—	—	105,661	(15,949)	105,661	(15,949)
	—	—	769,900	(97,114)	769,900	(97,114)

Mortgage-backed securities
Government-sponsored enterprises - commercial	—	—	229,869	(1,815)	229,869	(1,815)

Total temporarily impaired	$—	$—	$999,769	$(98,929)	$999,769	$(98,929)

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

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at June 30, 2010. The Bank’s available-for-sale securities portfolio has experienced unrealized losses and a decrease in hedged fair value due to interest-rate volatility and reduced liquidity in the marketplace. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security’s remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of June 30, 2010:

•                  Debentures issued by a supranational entity that were in an unrealized loss position as of June 30, 2010, are viewed as being likely to return contractual principal and interest since such supranational entity is rated triple-A by each of the three nationally recognized statistical rating organizations (NRSROs).

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

•                  The Bank has concluded that the probability of default on issued debt for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as government-sponsored enterprises (GSEs) and their support from the U.S. government. Further, mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac are backed by mortgage loans conforming with those GSEs’ underwriting requirements and the GSEs’ credit guarantees as to full return of principal and interest.

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

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2010, and December 31, 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$1,795,000	$1,795,000	$2,600,000	$2,600,000
Due after one year through five years	3,717,742	3,770,165	2,366,921	2,356,577
Due after five years through 10 years	—	—	—	—
Due after 10 years	867,014	769,900	776,701	700,034
	6,379,756	6,335,065	5,743,622	5,656,611

Mortgage-backed securities	1,862,519	1,867,814	833,070	830,021

Total	$8,242,275	$8,202,879	$6,576,692	$6,486,632

As of June 30, 2010, the amortized cost of the Bank’s available-for-sale securities included net premiums of $109.4 million. Of that amount, $113.0 million of net premiums related to non-MBS and $3.6 million of net discounts related to MBS. As of December 31, 2009, the amortized cost of the Bank’s available-for-sale securities included net premiums of $80.8 million. Of that amount, $82.7 million of net premiums relate to non-MBS and $1.9 million of net discounts relate to MBS.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of June 30, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

U.S. agency obligations	$27,853	$—	$27,853	$2,410	$—	$30,263
State or local housing-finance-agency obligations	238,635	—	238,635	252	(47,139)	191,748
Government-sponsored enterprises	73,437	—	73,437	1,731	—	75,168
	339,925	—	339,925	4,393	(47,139)	297,179

Mortgage-backed securities
U.S. government guaranteed —residential	80,041	—	80,041	1,157	—	81,198
Government-sponsored enterprises - residential	3,118,021	—	3,118,021	90,665	(2,167)	3,206,519
Government-sponsored enterprises - commercial	1,178,011	—	1,178,011	89,382	—	1,267,393
Private-label - residential	2,615,922	(764,437)	1,851,485	103,694	(135,160)	1,820,019
Private-label - commercial	119,046	—	119,046	724	(1,906)	117,864
Asset-backed securities (ABS) backed by home equity loans	29,970	(821)	29,149	84	(8,232)	21,001
	7,141,011	(765,258)	6,375,753	285,706	(147,465)	6,513,994

Total	$7,480,936	$(765,258)	$6,715,678	$290,099	$(194,604)	$6,811,173

Held-to-maturity securities as of December 31, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

U.S. agency obligations	$30,801	$—	$30,801	$2,260	$—	$33,061
State or local housing-finance-agency obligations	246,257	—	246,257	749	(31,876)	215,130
Government-sponsored enterprises	18,897	—	18,897	—	(300)	18,597
	295,955	—	295,955	3,009	(32,176)	266,788

Mortgage-backed securities
U.S. government guaranteed -residential	98,610	—	98,610	154	(367)	98,397
Government-sponsored enterprises - residential	3,766,047	—	3,766,047	64,456	(14,545)	3,815,958
Government-sponsored enterprises - commercial	1,106,319	—	1,106,319	65,646	—	1,171,965
Private-label - residential	2,926,608	(928,532)	1,998,076	134,435	(212,175)	1,920,336
Private-label - commercial	132,405	—	132,405	37	(4,507)	127,935
ABS backed by home equity loans	30,977	(976)	30,001	136	(8,835)	21,302
	8,060,966	(929,508)	7,131,458	264,864	(240,429)	7,155,893

Total	$8,356,921	$(929,508)	$7,427,413	$267,873	$(272,605)	$7,422,681

The following table summarizes the held-to-maturity securities with unrealized losses as of June 30, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local housing-finance-agency obligations	$24,247	$(449)	$150,480	$(46,690)	$174,727	$(47,139)

Mortgage-backed securities
Government-sponsored enterprises - residential	119,604	(622)	146,305	(1,545)	265,909	(2,167)
Private-label - residential	11,617	(5,484)	1,801,129	(791,281)	1,812,746	(796,765)
Private-label - commercial	—	—	106,619	(1,906)	106,619	(1,906)
ABS backed by home equity loans	—	—	21,001	(8,969)	21,001	(8,969)
	131,221	(6,106)	2,075,054	(803,701)	2,206,275	(809,807)

Total	$155,468	$(6,555)	$2,225,534	$(850,391)	$2,381,002	$(856,946)

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

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at June 30, 2010, and December 31, 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010			December 31, 2009
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
Year of Maturity	Cost	Value (1)	Value	Cost	Value (1)	Value

Due in one year or less	$100	$100	$100	$355	$355	$355
Due after one year through five years	76,065	76,065	77,844	24,030	24,030	23,811
Due after five years through 10 years	57,767	57,767	59,860	62,522	62,522	65,190
Due after 10 years	205,993	205,993	159,375	209,048	209,048	177,432
	339,925	339,925	297,179	295,955	295,955	266,788

Mortgage-backed securities	7,141,011	6,375,753	6,513,994	8,060,966	7,131,458	7,155,893

Total	$7,480,936	$6,715,678	$6,811,173	$8,356,921	$7,427,413	$7,422,681

(1)          Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related impairment recognized in accumulated other comprehensive loss.

As of June 30, 2010, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $518.5 million. Of that amount, net premiums of $6.1 million relate to non-MBS and net discounts of $524.6 million relate to MBS. As of December 31, 2009, the amortized cost of the Bank’s held-to-maturity securities includes net discounts of $482.3 million. Of that amount, net premiums of $1.5 million relate to non-MBS and net discounts of $483.8 million relate to MBS.

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

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. As of June 30, 2010, none of the Bank’s held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, the Bank does not intend to sell the investments, and  it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage-Backed Securities. For its MBS issued by GSEs, the Bank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of June 30, 2010, all of the gross unrealized losses on such MBS are temporary. Additionally, based upon the Bank’s assessment of the creditworthiness of the issuers of its private-label commercial MBS, the credit ratings assigned by the NRSROs, and the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of private-label commercial MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, the Bank does not believe that the declines in market value of these securities are attributable to credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis. As a result, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2010.

The FHLBanks’ OTTI Governance Committee, which is comprised of representatives from all 12 FHLBanks, has reviewed and approved the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash-flow projections for analyzing credit losses and determining other-than-temporary impairment for all of their private-label residential MBS and home equity loan investments (including home equity ABS) to support consistency among the FHLBanks in these assessments. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside of the scope of the FHLBanks’ OTTI Governance Committee and were analyzed for other-than-temporary impairment by each individual FHLBank owning securities backed by such collateral. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

Specifically, the Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS, and the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. The following table summarizes the FHLBanks contracted to perform cash-flow analysis for the Bank.

	For the quarter ended June 30, 2010
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value

FHLBank of San Francisco	175	$3,015,519	$2,525,869	$1,782,452	$1,761,775

FHLBank of Chicago	16	$25,601	$25,029	$24,424	$17,798

Bank’s own cash-flow projections	14	$107,008	$91,312	$70,076	$57,712

To assess whether the entire amortized cost basis of its private-label residential MBS will be recovered, cash-flow analyses for each of the Bank’s private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, and to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing-price forecast as of June 30, 2010, assumed current-to-trough home-price declines ranging from 0 percent to 12 percent over the 3- to 9- month period beginning April 1, 2010, for the respective states and CBSAs. Thereafter, home prices are projected to increase 0 percent in the first six months after the trough, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year.

The month-by-month projections of future loan performance are derived from the first model to determine projected prepayments, defaults, and loss severities. These projections are then input into a second model that calculates the projected loan-level cash flows and then allocates those cash flows and losses to the various classes in the securitization structure in accordance with the cash-flow and loss-allocation rules prescribed by the securitization structure.

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are determined to be insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Therefore, based on each insurer’s financial strength, the Bank has established an expected time horizon in which each monoline insurer can continue to provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. The burn-out period for each monoline insurer has been incorporated in the third-party cash-flow model, as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit impaired.

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

•                  Ambac — Beginning with the second quarter of 2010, the Bank places no reliance on the financial guarantee from Ambac, as Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin, suspended payments to bond holders. Accordingly, the burnout period is considered to be zero months for Ambac.

•                  MBIA Insurance Corp (MBIA) — For the second quarter of 2010 the burnout period for MBIA is 12 months, ending in June 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at June 30, 2010.

At each quarter-end, the Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable-rate private-label MBS, the Bank uses a forward interest-rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis. The Bank recorded an other-than-temporary impairment credit loss of $30.4 million for the quarter ended June 30, 2010.

For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive income (loss) is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the quarter ended June 30, 2010, the Bank accreted $72.2 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit-related losses during the quarter ended June 30, 2010, the additional credit-related losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $25.9 million for the quarter ended June 30, 2010.

For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2010 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities of the significant inputs used to measure the amount of the credit loss recognized in earnings during the quarter ended June 30, 2010, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments. All of the securities determined to have incurred an other-than-temporary impairment as of June 30, 2010, were Alt-A securities, and therefore the only category presented by this table, based on the current performance characteristics of the underlying pool.

	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Alt-A (1)
2007	6.9%	4.3 – 13.8%	79.8%	39.3 – 89.1%	52.1%	45.4 – 57.2%	19.1%	0.0 – 47.7%
2006	7.2	3.8 – 10.3	77.4	55.6 – 90.2	53.3	45.9 – 58.3	18.6	0.0 – 47.4
2005	10.6	7.7 – 12.5	53.9	30.4 – 76.0	49.3	37.0 – 59.4	17.8	3.3 – 48.5
2004 and prior	9.5	9.5 – 9.6	63.3	61.1 – 65.9	49.1	47.0 – 50.9	34.8	30.2 – 40.0
Total	7.8%	3.8 – 13.8%	73.2%	30.4 – 90.2%	52.0%	37.0 – 59.4%	18.7%	0.0 – 48.5%

(1)          Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

The following table displays the Bank’s securities for which other-than-temporary impairment credit losses were recognized in the quarter ending June 30, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At June 30, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value

Private-label residential MBS — Prime	$69,403	$65,435	$42,808	$46,367

Private-label residential MBS — Alt-A	1,823,831	1,426,359	855,495	926,681

Total other-than-temporarily impaired securities	$1,893,234	$1,491,794	$898,303	$973,048

The following table displays the Bank’s securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At June 30, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value

Private-label residential MBS — Prime	$92,418	$85,092	$57,217	$64,594

Private-label residential MBS — Alt-A	2,355,794	1,858,914	1,122,353	1,216,204

ABS backed by home equity loans — Subprime	2,944	2,382	1,560	1,573

Total other-than-temporarily impaired securities	$2,451,156	$1,946,388	$1,181,130	$1,282,371

The following table displays the Bank’s securities for which other-than-temporary impairment credit losses were recognized for the three months and six months ended June 30, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive	Net Impairment Losses on Investment Securities Recognized in Income

Private-label residential MBS — Prime	$(195)	$(978)	$(1,173)	$(222)	$(1,390)	$(1,612)

Private-label residential MBS — Alt-A	(17,971)	(11,299)	(29,270)	(38,491)	(13,163)	(51,654)

Total other-than-temporarily impaired securities	$(18,166)	$(12,277)	$(30,443)	$(38,713)	$(14,553)	$(53,266)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of an other-than-temporary impairment charge was recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2010

Balance at beginning of period	$491,743	$471,094

Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	32	141

Additional credit losses for which an other-than-temporary impairment charge was previously recognized	30,411	53,125

Reductions:
Securities sold or matured during the period	(7,041)	(9,215)

Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(208)	(208)

Balance as of June 30, 2010	$514,937	$514,937

The following tables present a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Balance, beginning of period	$(849,700)	$(1,077,927)

Amounts reclassified from (to) accumulated other comprehensive loss

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(13,596)	(183,663)

Reclassification adjustment of noncredit component of impairment losses included in net income (loss) relating to held-to-maturity securities	25,873	43,097

Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	12,277	(140,566)

Accretion of noncredit portion of impairment losses on held-to-maturity securities	72,165	89,140

Balance, end of period	$(765,258)	$(1,129,353)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Balance, beginning of period	$(929,508)	$—

Cumulative effect of adjustments to opening balance	—	(349,106)

Amounts reclassified from (to) accumulated other comprehensive loss

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(30,540)	(960,398)

Reclassification adjustment of noncredit component of impairment losses included in net income (loss) relating to held-to-maturity securities	45,093	52,179

Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	14,553	(908,219)

Accretion of noncredit portion of impairment losses on held-to-maturity securities	149,697	127,972

Balance, end of period	$(765,258)	$(1,129,353)

Note 6 — Advances

Redemption Terms. At June 30, 2010, and December 31, 2009, the Bank had advances outstanding, including AHP advances at interest rates ranging from 0 percent to 8.37 percent and 0 percent to 8.44 percent, respectively, as summarized below (dollars in thousands).

	June 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Overdrawn demand-deposit accounts	$12,566	0.48%	$10,316	0.43%
Due in one year or less	15,409,141	1.29	17,014,988	1.34
Due after one year through two years	4,599,533	2.55	4,802,734	3.04
Due after two years through three years	5,888,713	2.27	2,916,158	3.87
Due after three years through four years	2,784,543	3.74	5,518,784	2.32
Due after four years through five years	2,146,938	3.37	1,868,762	3.64
Thereafter	4,429,583	4.07	4,791,566	3.99

Total par value	35,271,017	2.29%	36,923,308	2.37%

Premiums	30,061		20,632
Discounts	(25,914)		(25,586)
Hedging adjustments	740,559		673,107

Total	$36,015,723		$37,591,461

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At both June 30, 2010, and December 31, 2009, the Bank had callable advances outstanding totaling $11.5 million.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	June 30, 2010		December 31, 2009
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$12,566	—%	$10,316	—%
Due in one year or less	15,409,141	43.7	17,014,988	46.1
Due after one year through two years	4,610,533	13.1	4,802,734	13.0
Due after two years through three years	5,889,213	16.7	2,927,658	7.9
Due after three years through four years	2,778,543	7.9	5,518,784	15.0
Due after four years through five years	2,146,438	6.1	1,862,262	5.0
Thereafter	4,424,583	12.5	4,786,566	13.0

Total par value	$35,271,017	100.0%	$36,923,308	100.0%

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase. At June 30, 2010, and December 31, 2009, the Bank had putable advances outstanding totaling $7.8 billion and $8.4 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	June 30, 2010		December 31, 2009
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total

Overdrawn demand-deposit accounts	$12,566	—%	$10,316	—%
Due in one year or less	20,987,016	59.5	22,710,413	61.5
Due after one year through two years	4,380,733	12.4	4,810,434	13.0
Due after two years through three years	4,902,263	13.9	2,042,108	5.5
Due after three years through four years	2,250,193	6.4	4,707,984	12.8
Due after four years through five years	1,552,688	4.4	1,314,762	3.6
Thereafter	1,185,558	3.4	1,327,291	3.6

Total par value	$35,271,017	100.0%	$36,923,308	100.0%

Security Terms. The Bank lends to its members and housing associates chartered within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932 (FHLBank Act). The FHLBank Act generally requires the Bank to obtain eligible collateral on advances sufficient to protect against losses and permits the Bank to accept the following as eligible collateral on such advances: residential mortgage loans; certain U.S. government or government-agency securities; cash or deposits; and other eligible real-estate-related assets. The capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Bank. Notwithstanding the FHLBank Act’s general requirements regarding the eligibility of collateral, Community Financial Institutions (CFIs) are eligible, under expanded statutory collateral rules, to pledge as collateral for advances small-business, small-farm, and small-agriculture loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. CFIs are institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date. At June 30, 2010, and December 31, 2009, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than outstanding advances.

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

Related-Party Activities. The Bank defines related parties as those members whose ownership of the Bank’s capital stock is in excess of 10 percent of the Bank’s total capital stock outstanding. The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of June 30, 2010, and December 31, 2009 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances

As of June 30, 2010
RBS Citizens N.A., Providence, RI	$8,888,585	25.2%	$2,109	3.0%
Bank of America Rhode Island, N.A., Providence, RI	4,897,389	13.9	7,310	10.3

As of December 31, 2009
RBS Citizens N.A., Providence, RI	$10,712,640	29.0%	$1,808	2.3%
Bank of America Rhode Island, N.A., Providence, RI	3,059,312	8.3	5,315	6.8

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three and six months ended June 30, 2010 and 2009, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Name	2010	2009	2010	2009

RBS Citizens N.A., Providence, RI	$8,577	$11,764	$15,802	$33,215
Bank of America Rhode Island, N.A., Providence, RI	7,340	21,410	12,496	80,107

The following table presents an analysis of advances activity with related parties for the six months ended June 30, 2010 (dollars in thousands):

	Balance at	For the Six Months Ended June 30, 2010
	December 31, 2009	Disbursements to Members	Payments from Members	Balance at June 30, 2010

RBS Citizens N.A., Providence, RI	$10,712,640	$16,426,250	$(18,250,305)	$8,888,585
Bank of America Rhode Island, N.A., Providence, RI	3,059,312	3,500,554	(1,662,477)	4,897,389

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	June 30, 2010	December 31, 2009
Par amount of advances
Fixed-rate	$30,900,451	$33,318,472
Variable-rate	4,370,566	3,604,836

Total	$35,271,017	$36,923,308

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

The following table presents mortgage loans held for investment (dollars in thousands):

® “MPF Xtra” is a trademark and “Mortgage Partnership Finance,” “MPF,” are registered trademarks of the FHLBank of Chicago.

	June 30, 2010	December 31, 2009
Real estate
Fixed-rate 15-year single-family mortgages	$736,480	$821,978
Fixed-rate 20- and 30-year single-family mortgages	2,567,649	2,671,482
Premiums	24,840	25,802
Discounts	(8,513)	(9,444)
Deferred derivative gains and losses, net	(1,055)	(1,743)

Total mortgage loans held for portfolio	3,319,401	3,508,075

Less: allowance for credit losses	(2,500)	(2,100)

Total mortgage loans, net of allowance for credit losses	$3,316,901	$3,505,975

The following table details the par value of mortgage loans held for portfolio at June 30, 2010, and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009

Conventional loans	$2,973,958	$3,157,564
Government-insured or guaranteed loans	330,171	335,896

Total par value	$3,304,129	$3,493,460

An analysis of the allowance for credit losses for the three and six months ended June 30, 2010 and 2009, follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$2,500	$450	$2,100	$350
Charge-offs	(4)	—	(35)	—
Provision for credit losses	4	800	435	900

Balance at end of period	$2,500	$1,250	$2,500	$1,250

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At June 30, 2010, and December 31, 2009, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at June 30, 2010, and December 31, 2009, totaled $52.6 million and $45.0 million, respectively. REO at June 30, 2010, and December 31, 2009, totaled $5.3 million and $4.4 million, respectively. REO is recorded on the statement of condition in other assets at the lower of cost or fair value less estimated selling costs.

Sale of REO Assets. During the six months ended June 30, 2010 and 2009, the Bank sold REO assets with a recorded carrying value of $4.2 million and $3.3 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $143,000 and $190,000 on the sale of REO assets during the six months ended June 30, 2010 and 2009, respectively. Gains and losses on the sale of REO assets are recorded in other income.

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

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of June 30, 2010, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

If hedging relationships meet certain criteria, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis, and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the long-haul method of hedge accounting. Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

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

The components of net losses on derivatives and hedging activities for the three and six months ended June 30, 2010 and 2009, were as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$452	$(1,689)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(15,618)	119
Interest-rate caps and floors	(4)	24
Mortgage-delivery commitments	713	(471)
Total net losses related to derivatives not designated as hedging instruments	(14,909)	(328)

Net losses on derivatives and hedging activities	$(14,457)	$(2,017)

	For the Six Months Ended June 30,
	2010	2009
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$1,374	$(1,224)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(19,509)	(289)
Interest-rate caps and floors	(17)	(16)
Mortgage-delivery commitments	863	(464)
Total net losses related to derivatives not designated as hedging instruments	(18,663)	(769)

Net losses on derivatives and hedging activities	$(17,289)	$(1,993)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended June 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$(81,584)	$81,554	$(30)	$(100,240)
Investments	(85,523)	85,248	(275)	(12,811)
Deposits	366	(366)	—	394
Consolidated obligations - bonds	90,638	(89,881)	757	55,992

	$(76,103)	$76,555	$452	$(56,665)

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

	For the Six Months Ended June 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item Type:
Advances	$(67,262)	$67,452	$190	$(210,399)
Investments	(88,967)	88,961	(6)	(25,749)
Deposits	478	(478)	—	790
Consolidated obligations - bonds	123,401	(122,292)	1,109	116,647
Consolidated obligations - discount notes	(67)	148	81	75

	$(32,417)	$33,791	$1,374	$(118,636)

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

The following table presents the fair value of derivative instruments as of June 30, 2010 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$26,405,208	$299,417	$(1,099,411)

Derivatives not designated as hedging instruments
Interest-rate swaps	305,250	—	(18,665)
Interest-rate caps and floors	16,500	302	(228)
Mortgage-delivery commitments (1)	19,765	255	—
Total derivatives not designated as hedging instruments	341,515	557	(18,893)

Total notional amount of derivatives	$26,746,723

Total derivatives before netting and collateral adjustments		299,974	(1,118,304)

Netting adjustments		(268,386)	268,386
Cash collateral and related accrued interest		(9,201)	—
Total collateral and netting adjustments (2)		(277,587)	268,386

Derivative assets and derivative liabilities		$22,387	$(849,918)

(1)          Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)          Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

The following table presents the fair value of derivative instruments as of December 31, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$27,476,915	$240,495	$(978,860)

Derivatives not designated as hedging instruments
Interest-rate swaps	178,250	2,417	(6,007)
Interest-rate caps and floors	16,500	390	(279)
Mortgage-delivery commitments (1)	3,706	—	(31)
Total derivatives not designated as hedging instruments	198,456	2,807	(6,317)

Total notional amount of derivatives	$27,675,371

Total derivatives before netting and collateral adjustments		243,302	(985,177)

Netting adjustments		(216,868)	216,868
Cash collateral and related accrued interest		(9,631)	—
Total collateral and netting adjustments (2)		(226,499)	216,868

Derivative assets and derivative liabilities		$16,803	$(768,309)

(1)          Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)          Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with counterparties.

Credit Risk. At June 30, 2010, and December 31, 2009, the Bank’s credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $22.4 million and $16.8 million, respectively. These totals include $11.6 million and $9.4 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $9.2 million and $9.6 million as collateral as of June 30, 2010, and December 31, 2009, respectively.

All of the Bank’s active derivative master agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at June 30, 2010, was $849.9 million for which the Bank has posted collateral with a post-haircut value of $503.5 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $286.4 million of post-haircut-valued collateral to our derivatives counterparties at June 30, 2010. However, the Bank’s credit rating has not changed during the previous 12 months.

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

Related-Party Activities. The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at June 30, 2010, and December 31, 2009 (dollars in thousands):

			June 30, 2010		December 31, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)

Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,440,555	5.39%	$3,068,404	11.09%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	899,300	3.36	985,260	3.56

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

The following table details interest-bearing and non-interest-bearing deposits as of June 30, 2010, and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Interest bearing
Demand and overnight	$730,095	$720,893
Term	29,527	30,191
Other	4,357	3,892
Non-interest bearing
Other	16,317	17,481

Total deposits	$780,296	$772,457

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

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at June 30, 2010, and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Par value of CO bonds
Fixed-rate	$28,405,180	$28,515,040
Simple variable-rate	8,015,000	5,537,000
Step-up	1,376,000	1,115,250
Zero-coupon	200,000	450,000

Total par value	$37,996,180	$35,617,290

Redemption Terms. The following is a summary of the Bank’s participation in CO bonds outstanding at June 30, 2010, and December 31, 2009, by year of contractual maturity (dollars in thousands):

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in one year or less	$13,446,500	1.32%	$15,707,110	1.45%
Due after one year through two years	9,350,750	1.13	6,901,350	1.84
Due after two years through three years	6,317,180	2.44	4,230,580	2.61
Due after three years through four years	2,396,050	3.07	2,971,750	3.36
Due after four years through five years	2,643,000	2.99	1,801,800	3.17
Thereafter	3,842,700	4.60	4,004,700	5.04

Total par value	37,996,180	2.02%	35,617,290	2.31%

Premiums	97,925		85,316
Discounts	(212,152)		(426,464)
Hedging adjustments	247,877		133,005

Total	$38,129,830		$35,409,147

The Bank’s CO bonds outstanding at June 30, 2010, and December 31, 2009, included (dollars in thousands):

	June 30, 2010	December 31, 2009
Par value of CO bonds
Noncallable or non-putable	$30,794,180	$30,266,040
Callable	7,202,000	5,351,250

Total par value	$37,996,180	$35,617,290

The following table summarizes CO bonds outstanding at June 30, 2010, and December 31, 2009, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2010	December 31, 2009

Due in one year or less	$18,203,500	$20,768,360
Due after one year through two years	8,900,750	6,156,350
Due after two years through three years	5,596,180	3,330,580
Due after three years through four years	1,631,050	2,390,500
Due after four years through five years	1,617,000	751,800
Thereafter	2,047,700	2,219,700

Total par value	$37,996,180	$35,617,290

Consolidated Obligation Discount Notes.

The Bank’s participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted
			Average
	Book Value	Par Value	Rate (1)

June 30, 2010	$21,635,424	$21,640,016	0.14%

December 31, 2009	$22,277,685	$22,281,433	0.10%

(1)          The CO discount notes’ weighted-average rate represents a yield to maturity.

Note 11— Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $92.6 million and $90.4 million at June 30, 2010, and December 31, 2009, respectively.

The following table is an analysis of the AHP liability for the six months ended June 30, 2010, and the year ended December 31, 2009, (dollars in thousands):

Roll-forward of the AHP Liability	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009

Balance at beginning of year	$23,994	$34,815
AHP expense for the period	4,625	—
AHP direct grant disbursements	(5,347)	(8,919)
AHP subsidy for below-market-rate advance disbursements	(1,229)	(2,232)
Return of previously disbursed grants and subsidies	61	113
Transfers from other programs	—	217

Balance at end of the period	$22,104	$23,994

Note 12 — Capital

The Bank is subject to three capital requirements under its capital structure plan and Finance Agency rules and regulations. The Bank must maintain at all times:

1.               Permanent capital in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with Bank policy and Finance Agency rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital, defined as Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

2.               At least a 4 percent total capital-to-assets ratio. Total capital is the sum of permanent capital, any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.               At least a 5 percent leverage capital-to-assets ratio. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank’s compliance with its regulatory capital requirements.

The following tables demonstrate the Bank’s compliance with its regulatory capital requirements at June 30, 2010, and December 31, 2009.

Risk-Based Capital Requirements

(dollars in thousands)

	June 30, 2010	December 31, 2009
Permanent capital
Class B capital stock	$3,658,866	$3,643,101
Mandatorily redeemable capital stock	86,618	90,896
Retained earnings	184,231	142,606

Total permanent capital	$3,929,715	$3,876,603

Risk-based capital requirement
Credit-risk capital (1)	$625,737	$570,260
Market-risk capital (2)	177,631	603,446
Operations-risk capital	241,010	352,112

Total risk-based capital requirement	$1,044,378	$1,525,818

Excess of risk-based capital requirement	$2,885,337	$2,350,785

(1)               The Bank’s credit-risk-based capital requirement, as defined by the Finance Agency’s risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and non-mortgage assets, tenor or final maturity of the asset, increased by $55.5 million due to downgrades of the credit ratings of private-label MBS from December 31, 2009, to June 30, 2010.

(2)               The ratio of the Bank’s market value of permanent capital to its book value of permanent capital increased from 74.8 percent at December 31, 2009, to 82.8 percent at June 30, 2010. Under Finance Agency regulations, the dollar amount by which the Bank’s market value of permanent capital is less than 85 percent of its book value of permanent capital must be added to the market-risk component of its risk-based capital requirement. This incremental risk-based capital requirement was $87.7 million and $396.0 million as of June 30, 2010, and December 31, 2009, respectively.

Capital and Leverage Ratio Requirements

(dollars in thousands)

	June 30, 2010	December 31, 2009
Capital ratio
Minimum capital (4% of total assets)	$2,588,272	$2,499,480
Actual capital (capital stock plus retained earnings)	3,929,715	3,876,603
Total assets	64,706,788	62,487,000
Capital ratio (permanent capital as a percentage of total assets)	6.1%	6.2%

Leverage ratio
Minimum leverage capital (5% of total assets)	$3,235,339	$3,124,350
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,894,572	5,814,905
Leverage ratio (leverage capital as a percentage of total assets)	9.1%	9.3%

Related-Party Capital Stock Holdings. The following table presents the Bank’s related party capital stock holdings (10 percent or more of the Bank’s total capital stock outstanding) at June 30, 2010, and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total

Bank of America Rhode Island, N.A., Providence, RI (1)	$1,084,710	29.0%	$1,084,710	29.0%
RBS Citizens N.A., Providence, RI	515,748	13.8	515,748	13.8

(1)   Capital stock outstanding at both June 30, 2010, and December 31, 2009, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

Note 13 — Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $1.2 million and $777,000 for the three months ended June 30, 2010 and 2009, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $2.3 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

Supplemental Retirement Benefits. The Bank also maintains a nonqualified, unfunded defined-benefit plan covering certain senior officers, as defined in the plan.

Postretirement Benefits. The Bank sponsors a fully insured postretirement benefit program that includes life insurance benefits for eligible retirees. The Bank provides life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees.

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts as of June 30, 2010, and December 31, 2009 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,090	$12,818	$458	$411
Service cost	124	294	12	34
Interest cost	133	414	13	24
Actuarial (gain) loss	(209)	(138)	(16)	4
Benefits paid	(1,328)	(8,298)	(9)	(15)
Benefit obligation at end of period	3,810	5,090	458	458

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,328	8,298	9	15
Benefits paid	(1,328)	(8,298)	(9)	(15)
Fair value of plan assets at end of period	—	—	—	—

Funded status at end of period	$(3,810)	$(5,090)	$(458)	$(458)

(1)          Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

The following tables present the components of net periodic benefit cost for the Bank’s supplemental retirement and postretirement benefit plans for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

	Supplemental Retirement Plan for the Three Months Ended June 30,		Postretirement Benefit Plan for the Three Months Ended June 30,
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$56	$82	$3	$17
Interest cost	61	113	6	10
Amortization of prior service cost	(5)	(5)	—	—
Amortization of net actuarial (gain) loss	(15)	(88)	—	1
Loss due to settlement of pension obligation	333	1,897	—	—
Net periodic benefit cost	$430	$1,999	$9	$28

	Supplemental Retirement Plan for the Six Months Ended June 30,		Postretirement Benefit Plan for the Six Months Ended June 30,
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$124	$222	$12	$23
Interest cost	133	313	13	16
Amortization of prior service cost	(9)	(9)	—	—
Amortization of net actuarial loss	33	40	—	2
Loss due to settlement of pension obligation	333	1,897	—	—
Net periodic benefit cost	$614	$2,463	$25	$41

Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank’s contributions are equal to a percentage of participants’ compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank’s matching contributions were $207,000 and $218,000 for the three months ended June 30, 2010 and 2009, respectively. The Bank’s matching contributions were $416,000 and $440,000 for the six months ended June 30, 2010 and 2009, respectively.

The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan’s liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank’s contribution to these plans totaled $9,000 and $2,000 for the three months ended June 30, 2010 and 2009, respectively. The Bank’s contribution to these plans totaled $17,000 and $37,000 for the six months ended June 30, 2010 and 2009, respectively. The Bank’s obligation from this plan was $2.5 million and $2.6 million at June 30, 2010, and December 31, 2009, respectively.

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

The following tables present net interest income after provision for credit losses by business segment, other loss, other expense, and income (loss) before assessments for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income (Loss) Before Assessments

2010	$14,114	$60,291	$74,405	$(34,531)	$14,389	$25,485

2009	$18,167	$65,873	$84,040	$(71,218)	$17,027	$(4,205)

	Net Interest Income after Provision for Credit Losses by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income (Loss) Before Assessments

2010	$28,810	$113,535	$142,345	$(56,830)	$28,859	$56,656

2009	$35,292	$105,725	$141,017	$(196,081)	$32,579	$(87,643)

The following table presents total assets by business segment as of June 30, 2010, and December 31, 2009 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total

June 30, 2010	$3,336,276	$61,370,512	$64,706,788

December 31, 2009	$3,526,527	$58,960,473	$62,487,000

The following tables present average-earning assets by business segment for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Total Average-Earning Assets by Segment
For the Three Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2010	$3,350,600	$61,483,648	$64,834,248

2009	$3,968,246	$71,605,826	$75,574,072

	Total Average-Earning Assets by Segment
For the Six Months Ended June 30,	Mortgage Loan Finance	Other Business Activities	Total

2010	$3,398,695	$61,095,762	$64,494,457

2009	$4,052,259	$73,063,769	$77,116,028

Note 15 — Fair Values

The carrying values and fair values of the Bank’s financial instruments at June 30, 2010, and December 31, 2009, were as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$25,701	$25,701	$191,143	$191,143
Interest-bearing deposits	69	69	81	81
Securities purchased under agreements to resell	3,750,000	3,749,800	1,250,000	1,249,948
Federal funds sold	4,545,000	4,544,958	5,676,000	5,675,885
Trading securities	1,881,032	1,881,032	107,338	107,338
Available-for-sale securities	8,202,879	8,202,879	6,486,632	6,486,632
Held-to-maturity securities	6,715,678	6,811,173	7,427,413	7,422,681
Advances	36,015,723	36,468,977	37,591,461	37,821,543
Mortgage loans, net	3,316,901	3,524,942	3,505,975	3,627,426
Accrued interest receivable	149,651	149,651	147,689	147,689
Derivative assets	22,387	22,387	16,803	16,803

Liabilities:
Deposits	(780,296)	(780,122)	(772,457)	(772,331)
Consolidated obligations:
Bonds	(38,129,830)	(38,758,214)	(35,409,147)	(35,725,554)
Discount notes	(21,635,424)	(21,635,643)	(22,277,685)	(22,278,168)
Mandatorily redeemable capital stock	(86,618)	(86,618)	(90,896)	(90,896)
Accrued interest payable	(147,116)	(147,116)	(178,121)	(178,121)
Derivative liabilities	(849,918)	(849,918)	(768,309)	(768,309)

Other:
Commitments to extend credit for advances	—	(171)	—	(2,492)
Standby bond-purchase agreements	—	5,091	—	3,008
Standby letters of credit	(518)	(518)	(845)	(845)

Fair-Value Methodologies and Techniques

The fair-value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2010, and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. The fair value summary table above does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. During the quarter ended March 31, 2010, the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations and certificates of deposit. This change is consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Prior to the quarter ended March 31, 2010, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of these investment securities.

Investment Securities - Housing-Finance-Agency Obligations and Certificates of Deposit. The fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. The discount rates used in these calculations are the rates for securities with similar terms.

Securities Purchased under Agreements to Resell. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for transactions with similar terms.

Federal Funds Sold. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds sold with similar terms.

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

Accrued Interest Receivable and Payable. The fair value is the recorded carrying value.

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

Fair-Value Hierarchy

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

Fair Value on a Recurring Basis.

The following table presents the Bank’s assets and liabilities that are measured at fair value on the statement of condition at June 30, 2010 (dollars in thousands), by fair-value hierarchy level:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$1,615,000	$—	$—	$1,615,000
U.S. government-guaranteed - residential MBS	—	22,705	—	—	22,705
Government-sponsored enterprises - residential MBS	—	9,496	—	—	9,496
Government-sponsored enterprises - commercial MBS	—	233,831	—	—	233,831
Total trading securities	—	1,881,032	—		1,881,032

Available-for-sale securities:
Certificates of deposit	—	1,795,000	—	—	1,795,000
Supranational banks	—	417,224	—	—	417,224
Corporate bonds	—	810,387	—	—	810,387
U.S. government corporations	—	247,015	—	—	247,015
Government-sponsored enterprises	—	3,065,439	—	—	3,065,439
U.S. government guaranteed - residential MBS	—	77,763	—	—	77,763
Government-sponsored enterprises - residential MBS	—	1,480,083	—	—	1,480,083
Government-sponsored enterprises - commercial MBS	—	309,968	—	—	309,968
Total available-for-sale securities	—	8,202,879			8,202,879

Derivative assets:
Interest-rate related	—	299,719	—	(277,587)	22,132
Mortgage delivery commitments	—	255	—	—	255
Total derivative assets	—	299,974	—	(277,587)	22,387

Total assets at fair value	$—	$10,383,885	$—	$(277,587)	$10,106,298

Liabilities:
Derivative liabilities
Interest-rate related	$—	$(1,118,304)	$—	$268,386	$(849,918)

Total liabilities at fair value	$—	$(1,118,304)	$—	$268,386	$(849,918)

(1)    Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of June 30, 2010, totaled $9.2 million.

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

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels for the quarter ended June 30, 2010.

Fair Value on a Nonrecurring Basis

Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

The following table presents the Bank’s other-than-temporarily impaired securities that were written down to fair value, for which a nonrecurring change in fair value has been recorded for the quarter ended June 30, 2010. Also displayed are investment securities that incurred an other-than-temporary impairment credit loss at June 30, 2010, but which were not adjusted to fair value because the carrying value of these securities is below fair value as of June 30, 2010 (dollars in thousands).

	Securities Adjusted to Fair Value			Securities Not Adjusted to Fair Value
	Carrying Value Prior to Write- down	Level 3 Fair Value	Credit Loss Reported in Earnings	Carrying Value Prior to Write- down	Fair Value	Unrecognized Holding Gain	Credit Loss Reported in Earnings
Impaired held-to-maturity securities:
Private-label residential MBS	$228,543	$210,377	$(6,841)	$687,926	$762,671	$74,745	$(23,602)

Significant Inputs of Recurring and Nonrecurring Fair-Value Measurements.

The following represents the significant inputs used to determine fair value of those instruments carried on the balance sheet at fair value which are classified as Level 2 or Level 3 within the fair-value hierarchy. These disclosures do not differentiate between recurring and nonrecurring fair-value measurements and should be read in conjunction with the fair-value methodology disclosures for all financial instruments provided below.

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

•      if two prices are received, the average of the two prices is used; and

•      if one price is received, it is used subject to validation as described below.

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2010, vendor prices were received for substantially all of the FHLBanks’ investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of June 30, 2010, fell within Level 3 of the fair-value hierarchy.

Investment Securities — Certificates of Deposit. Fair value is determined by calculating the present value of expected future cash flows, less accrued interest. The significant inputs associated with these present value calculations are a LIBOR swap curve with no spread. The fair value of certificates of deposit depends on the investment’s effective interest rate and term to maturity.

Derivative Assets/Liabilities. Fair value of derivatives is generally determined using discounted cash-flow analysis (the income approach) and comparisons to similar instruments (the market approach). The discounted cash-flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-related derivatives:

•      LIBOR swap curve, and

•      Market-based expectations of future interest-rate volatility implied from current market prices for similar options for agreements containing options, and

Mortgage delivery commitments:

•      To be announced (TBA) price. Market-based prices of TBAs by coupon class and expected term until settlement.

The Bank generally uses a midmarket pricing convention as a practical expedient for fair-value measurements within a bid-ask spread. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

Note 16 — Commitments and Contingencies

COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The Bank evaluates the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2010, and through the filing of this report, the Bank does not believe that it is reasonably likely to be required to repay the principal or interest on any CO on behalf of another FHLBank.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ COs, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at June 30, 2010, and December 31, 2009. The par amounts of other FHLBanks’ outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $786.8 billion and $872.7 billion at June 30, 2010, and December 31, 2009, respectively. See Note 10 — Consolidated Obligations for additional information on COs.

Commitments to Extend Credit. Commitments that legally bind the Bank for additional advances totaled approximately $64.7 million and $546.6 million at June 30, 2010, and December 31, 2009, respectively.

Commitments for unused line-of-credit advances totaled approximately $1.3 billion and $1.4 billion at June 30, 2010, and December 31, 2009, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate pursuant to which the Bank (for a fee) agrees to fund the associated member’s or housing associate’s obligation to a third party beneficiary should that member or housing association fail to fund such obligation. If the Bank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit were as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Outstanding notional	$1,363,659	$1,093,793
Original terms	1 day to 20 years	29 days to 20 years
Final expiration year	2024	2024

Unearned fees for the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $518,000 and $845,000 at June 30, 2010, and December 31, 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 6 — Advances for additional information.

Mortgage Loans. Commitments that obligate the Bank to purchase mortgage loans totaled $19.8 million and $3.7 million at June 30, 2010, and December 31, 2009, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2013. Total commitments for bond purchases were $560.8 million and $442.4 million at June 30, 2010, and December 31, 2009, respectively with two state-housing authorities. The fair value of standby bond-purchase agreements as of June 30, 2010, and December 31, 2009, is reported in Note 15 — Fair Values. During the six months ended June 30, 2010 and 2009, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of June 30, 2010, and December 31, 2009, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $490.8 million and $445.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $1.0 billion and $205.0 million par value of CO bonds that had traded but not settled as of June 30, 2010, and December 31, 2009, respectively. Additionally, there were no unsettled CO discount notes as of June 30, 2010. The Bank had $1.0 billion par value of CO discount notes that had been traded but not settled as of December 31, 2009.

Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank’s total capital stock outstanding. As discussed in Note 12 — Capital, Bank of America Rhode Island, N.A. and RBS Citizens N.A. held more than 10 percent of the Bank’s total capital stock outstanding as of June 30, 2010. Advances, derivative contracts, and capital stock activity with Bank of America Rhode Island, N.A. and RBS Citizens N.A. are discussed in Notes 6 — Advances, Note 8 — Derivatives and Hedging Activities, and Note 12 — Capital.

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

Interest expense on borrowings from other FHLBanks for the three and six months ended June 30, 2010 and 2009, is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Interest Expense to Other FHLBanks	2010	2009	2010	2009

FHLBank of Cincinnati	$—	$—	$1	$—
FHLBank of San Francisco	1	65	2	100

Total	$1	$65	$3	$100

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans purchased after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $260,000 and $293,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended June 30, 2010 and 2009, respectively, which has been recorded in the statements of operations as other expense. The Bank recorded $524,000 and $592,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the six months ended June 30, 2010 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements,” including, but not limited to, the Bank’s ability to meet the goals of its revised operating plan and/or achieve its retained earnings target in the projected time horizons. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors of the 2009 Annual Report on Form 10-K and Part II—Item 1A—Risk Factors of this quarterly report, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

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

•      the ability to introduce new - or adequately adapt current - Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•      the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;

•      the realization of losses arising from litigation filed against one or more of the FHLBanks;

•      the realization of losses arising from the Bank’s joint and several liability on COs;

•      inflation or deflation;

•      issues and events across the 12 FHLBanks (the FHLBank System) and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, the Bank’s ability to access the capital markets, the manner in which the Bank operates, or the organization and structure of the FHLBank System;

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

PRINCIPAL BUSINESS RELATED DEVELOPMENTS

The Bank recognized net income of $18.7 million for the three months ended June 30, 2010, versus a net loss of $4.2 million for the same period in 2009. The primary challenge for the Bank continues to be losses due to the other-than-temporary impairment of many of its investments in private-label MBS resulting in a credit loss of $30.4 million for the three months ended June 30, 2010, compared with a credit loss of $70.5 million for the comparable period of 2009. The Bank remains in compliance with all regulatory capital ratios as of June 30, 2010.

The net income increased the Bank’s retained earnings to $184.2 million at June 30, 2010. Additionally, accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $929.5 million at December 31, 2009, to an accumulated deficit of $765.3 million at June 30, 2010. This improvement is due to accretion of the noncredit portion of impairment losses totaling $149.7 million during the six months ended June 30, 2010, and also due to a net $45.1 million reclassification of previous noncredit losses out of accumulated other comprehensive loss into credit losses during the six months ended June 30, 2010.

The credit quality of the loans underlying the Bank’s portfolio of private-label MBS continues to present the chief challenge to the Bank’s performance, as credit losses on those investments reduce net income. The portfolio remains vulnerable to the housing and capital markets, both of which have been slow to recover, and could sustain additional credit losses. Accordingly, the Bank continues to follow steps in an effort to protect its capital base and build retained earnings:

•      The Bank has not declared any dividends since the fourth quarter of 2008, and the Bank’s board of directors has announced that it does not expect to declare any dividends until the Bank demonstrates a consistent pattern of positive net income as the Bank continues to focus on building retained earnings.

•      The Bank’s retained earnings target is $925.0 million and the moratorium on excess stock repurchases that commenced December 8, 2008 remains in effect, each of which is discussed in — Liquidity and Capital Resources—Retained Earnings Target and Dividends.

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

Additional information on the Bank’s principal business-related developments for the quarter ending June 30, 2010, follows:

•                  Investments in Private-Label MBS. Management has determined that 79 of its private-label MBS, representing an aggregated par value of $1.9 billion, incurred initial or additional other-than-temporary impairment credit losses of $30.4 million for the three months ended June 30, 2010. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further drops in house prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages. Accordingly, the Bank has increased its projections of default rates and loss severities for the loans underlying these securities, as is described under Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Critical Accounting Estimates — Other-Than-Temporary-Impairment of Securities.

•                  Decline in Advances Balances. The outstanding par balance of advances to members declined from $36.9 billion at December 31, 2009, to $35.3 billion at June 30, 2010. The reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. Based on ongoing member feedback, the Bank expects membership demand for advances to continue to decline in the near term, particularly so long as members continue to experience high levels of deposits, which may adversely impact the Bank’s net income. Because the Bank’s expectations of advances demand are based on continuing feedback from its members, whose needs are highly variable, however, the Bank is unable to quantify its expectations for advances balances. This trend in advances balances is illustrated by the following graph of quarter-end total advances balances (dollars in billions):

•                  Decline in Net Interest Income. Net interest income was $74.4 million for the quarter ended June 30, 2010, compared with $84.8 million for the same period in 2009. The decrease was primarily attributable to a $10.4 billion reduction in average assets from $75.1 billion during the second quarter of 2009 to $64.7 billion during the second quarter of 2010, and reflects members’ declining needs for wholesale funding based on the high deposit levels that members continue to experience. Nonetheless, the Bank continues to achieve favorable net interest margin which mitigates to some extent the lower demand for advances. Net interest margin for the quarter ended June 30, 2010 was 0.46 percent, a one basis point increase from net interest margin for the quarter ended June 30, 2009. The essentially stable net interest spread was achieved despite the historically low-interest rate environment due in part to a steeper interest rate yield curve and continued favorable pricing of the FHLBank System’s CO debt. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average terms to repricing were longer than those of corresponding liabilities. As described in Item 3 — Quantitative and Qualitative Disclosures About Market Risk —  Measurement of Market and Interest-Rate Risk — Income Simulation and Repricing Gaps, the Bank held $3.9 billion of assets that were deliberately funded by debt with an approximate term to maturity one year shorter than that of the asset. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. However, in contrast to typical periods of extraordinarily low interest rates, prepayments of fixed-rate mortgages have remained relatively muted due to the inability of many homeowners to refinance mortgages because of diminished house prices and tightening credit standards.

•                  MPF Loan Participations with the FHLBank of Chicago. On July 31, 2010, the Bank committed until July 30, 2011 (or such later date as the Bank and the FHLBank of Chicago may agree), to purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago as part of the Bank’s revised operating plan to pursue prudent investment opportunities for the Bank. The Bank cannot predict to what extent it will satisfy the extent of its commitment because the FHLBank of Chicago’s ability to purchase the loans to be participated is subject to market demand for MPF loans in its district.

•                  Financial Regulatory Reform. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which may affect the Bank’s business operations, funding costs, obligations and/or the environment in which the Bank carries out its housing-finance mission. For additional information on the Dodd-Frank Act’s possible impact on the Bank, see —Recent Legislative and Regulatory Developments.

FINANCIAL HIGHLIGHTS

The following financial highlights for the statement of condition for December 31, 2009, have been derived from the Bank’s audited financial statements. Financial highlights for the quarter ends have been derived from the Bank’s unaudited financial statements.

SELECTED FINANCIAL DATA

STATEMENT OF CONDITION

(dollars in thousands)

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Statement of Condition Data at Quarter End
Total assets	$64,706,788	$61,568,720	$62,487,000	$60,448,352	$78,087,479
Investments (1)	25,094,658	22,299,907	20,947,464	18,603,117	32,106,198
Advances	36,015,723	35,174,620	37,591,461	37,936,243	41,854,344
Mortgage loans held for portfolio (2)	3,316,901	3,392,872	3,505,975	3,644,544	3,842,604
Deposits	780,296	664,505	772,457	677,748	963,508
Consolidated obligations
Bonds	38,129,830	37,840,458	35,409,147	32,083,200	30,582,754
Discount notes	21,635,424	19,077,842	22,277,685	23,644,585	41,826,763
Total consolidated obligations	59,765,254	56,918,300	57,686,832	55,727,785	72,409,517
Mandatorily redeemable capital stock	86,618	90,803	90,896	90,886	90,886
Class B capital stock outstanding — putable (3)	3,658,866	3,646,201	3,643,101	3,628,894	3,615,466
Retained earnings	184,231	165,507	142,606	136,294	241,714
Accumulated other comprehensive loss	(806,144)	(926,733)	(1,021,649)	(1,142,107)	(1,257,593)
Total capital	3,036,953	2,884,975	2,764,058	2,623,081	2,599,587

Other Information
Total regulatory capital ratio (4)	6.1%	6.3%	6.2%	6.4%	5.1%

(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)          The allowance for credit losses amounted to $2.5 million, $2.5 million, $2.1 million, $1.7 million, and $1.3 million, as of June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009, respectively.

(3)          Capital stock is putable at the option of a member.

(4)          Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Financial Condition — Capital regarding the Bank’s regulatory capital ratios.

SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS AND OTHER INFORMATION

(dollars in thousands)

	For the Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Results of Operations
Net interest income	$74,409	$68,371	$87,978	$81,819	$84,840
Provision for credit losses	4	431	450	400	800
Net impairment losses on investment securities recognized in income	(30,443)	(22,823)	(72,440)	(174,190)	(70,526)
Other (loss) income	(4,088)	524	5,011	1,053	(692)
Other expense	14,389	14,470	13,787	13,702	17,027
AHP and REFCorp assessments	6,761	8,270	—	—	—
Net income (loss)	18,724	22,901	6,312	(105,420)	(4,205)

Other Information
Dividends declared	$—	$—	$—	$—	$—
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Return on average equity (1)	2.54%	3.28%	0.93%	(15.55)%	(0.63)%
Return on average assets	0.12	0.15	0.04	(0.67)	(0.02)
Net interest margin (2)	0.46	0.43	0.54	0.51	0.45
Average equity to average assets	4.56	4.43	4.19	4.28	3.56

(1)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive (loss) income, and retained earnings.

(2)          Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Second Quarter of 2010 Compared with Second Quarter of 2009. For the quarters ended June 30, 2010 and 2009, the Bank recognized net income of $18.7 million and a net loss of $4.2 million, respectively. This $22.9 million increase in net income was primarily driven by a $40.1 million decrease in other-than-temporary impairment losses of certain private-label MBS. See Primary Business Developments for additional information on the Bank’s other-than-temporary losses on these securities. In addition, net unrealized gains on trading activities increased by $8.3 million and operating expenses decreased by $2.7 million. These increases to net income were partially offset by a decrease of $10.4 million in net interest income, a $12.4 million in additional net losses on derivatives and hedging activities, and a $6.8 million increase in AHP and REFCorp assessments. AHP and REFCorp assessments are based on net income and there were no such assessments for the quarter ended June 30, 2009 due to the net loss for the quarter. For additional information on these assessments, see Liquidity and Capital Resources — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009. For the six months ended June 30, 2010 and 2009, the Bank recognized net income of $41.6 million and a net loss of $87.6 million, respectively. This $129.3 million increase in net income was primarily driven by a decrease of $144.2 million in other-than-temporary impairment losses of certain private-label MBS, a $9.1 million increase in net unrealized gains on trading securities, a decrease of $4.1 million in operating expenses, and an increase of $863,000 in net interest income. These increases to net income were partially offset by an additional $15.3 million in net losses on derivatives and hedging activities and a $15.0 million increase in AHP and REFCorp assessments.

Net Interest Income

Second Quarter of 2010 Compared with Second Quarter of 2009. Net interest income for the quarter ended June 30, 2010, was $74.4 million, compared with $84.8 million for the same period in 2009, a decrease discussed under Principal Business Related Developments. Net interest margin for the quarter ended June 30, 2010 was 0.46 percent, a one basis point increase from net interest margin for the quarter ended June 30, 2009, which is discussed under —Principal Business Developments. Net interest spread for the quarter ended June 30, 2010 was 0.40 percent an increase of two basis points for the same period in 2009.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009. Net interest income for the six months ended June 30, 2010, was $142.8 million, compared with $141.9 million for the same period in 2009. This increase was primarily attributable to a decrease of 50 basis points in the average cost on interest-bearing liabilities to 0.97 percent, partially offset by a decrease of 40 basis points in the yield on interest-earning assets to 1.35 percent. Prepayment-fee income recognized during the six months ended June 30, 2010, compared with the same period in 2009, decreased by $5.5 million. Net interest margin for the six months ended June 30, 2010 in comparison with the same period in 2009 increased to 45 basis points from 37 basis points, and net interest spread increased to 38 basis points from 28 basis points for the same period in 2009.

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

Net Interest Spread and Margin

(dollars in thousands)

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$35,640,413	$106,777	1.20%	$44,610,189	$174,037	1.56%
Interest-bearing deposits	94	—	—	14,001,858	9,286	0.27
Securities purchased under agreements to resell	2,226,374	1,118	0.20	467,033	298	0.26
Federal funds sold	7,590,209	4,061	0.21	1,836,176	1,119	0.24
Investment securities (2)	16,026,558	66,610	1.67	10,688,449	59,129	2.22
Mortgage loans	3,350,600	42,246	5.06	3,968,246	49,289	4.98
Other interest-earning assets	—	—	—	2,121	1	0.19

Total interest-earning assets	64,834,248	220,812	1.37%	75,574,072	293,159	1.56%

Other non-interest-earning assets	560,437			497,197
Fair-value adjustment on investment securities	(716,762)			(962,750)

Total assets	$64,677,923	$220,812	1.37%	$75,108,519	$293,159	1.57%

Liabilities and capital
Consolidated obligations
Discount notes	$21,528,258	$9,004	0.17%	$38,899,661	$31,096	0.32%
Bonds	38,242,488	137,220	1.44	30,898,947	176,945	2.30
Deposits	749,150	178	0.10	841,353	212	0.10
Mandatorily redeemable capital stock	89,699	—	—	90,886	—	—
Other borrowings	1,374	1	0.29	211,198	66	0.13

Total interest-bearing liabilities	60,610,969	146,403	0.97%	70,942,045	208,319	1.18%

Other non-interest-bearing liabilities	1,115,175			1,489,101
Total capital	2,951,779			2,677,373

Total liabilities and capital	$64,677,923	$146,403	0.91%	$75,108,519	$208,319	1.11%

Net interest income		$74,409			$84,840
Net interest spread			0.40%			0.38%
Net interest margin			0.46%			0.45%

(1)          Yields are annualized.

(2)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$35,950,713	$210,279	1.18%	$48,085,726	$426,221	1.79%
Interest-bearing deposits	96	—	—	8,518,681	10,775	0.26
Securities purchased under agreements to resell	1,541,989	1,402	0.18	2,574,033	3,290	0.26
Federal funds sold	7,581,972	6,726	0.18	3,179,983	3,527	0.22
Investment securities (2)	16,020,992	128,283	1.61	10,704,280	124,638	2.35
Mortgage loans	3,398,695	85,572	5.08	4,052,259	102,004	5.08
Other interest-earning assets	—	—	—	1,066	1	0.19

Total interest-earning assets	64,494,457	432,262	1.35%	77,116,028	670,456	1.75%

Other non-interest-earning assets	576,773			598,088
Fair-value adjustment on investment securities	(768,923)			(576,978)

Total assets	$64,302,307	$432,262	1.36%	$77,137,138	$670,456	1.75%

Liabilities and capital
Consolidated obligations
Discount notes	$21,894,508	$14,731	0.14%	$39,717,360	$131,494	0.67%
Bonds	37,568,419	274,479	1.47	31,746,019	396,489	2.52
Deposits	703,489	269	0.08	783,093	455	0.12
Mandatorily redeemable capital stock	90,254	—	—	91,387	—	—
Other borrowings	6,425	3	0.09	170,425	101	0.12

Total interest-bearing liabilities	60,263,095	289,482	0.97%	72,508,284	528,539	1.47%

Other non-interest-bearing liabilities	1,148,187			1,565,312
Total capital	2,891,025			3,063,542

Total liabilities and capital	$64,302,307	$289,482	0.91%	$77,137,138	$528,539	1.38%

Net interest income		$142,780			$141,917
Net interest spread			0.38%			0.28%
Net interest margin			0.45%			0.37%

(1)          Yields are annualized.

(2)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The increase in net interest income is discussed in Principal Business Related Developments in this Item. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2010 and 2009. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis

(dollars in thousands)

	For the Three Months Ended June 30, 2010 vs. 2009			For the Six Months Ended June 30, 2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(31,224)	$(36,036)	$(67,260)	$(91,980)	$(123,962)	$(215,942)
Interest-bearing deposits	(4,643)	(4,643)	(9,286)	(5,387)	(5,388)	(10,775)
Securities purchased under agreements to resell	896	(76)	820	(1,098)	(790)	(1,888)
Federal funds sold	3,095	(153)	2,942	4,028	(829)	3,199
Investment securities	24,628	(17,147)	7,481	50,036	(46,391)	3,645
Mortgage loans	(7,777)	734	(7,043)	(16,455)	23	(16,432)
Other earning assets	(1)	—	(1)	(1)	—	(1)

Total interest income	(15,026)	(57,321)	(72,347)	(60,857)	(177,337)	(238,194)

Interest expense
Consolidated obligations
Discount notes	(10,684)	(11,408)	(22,092)	(42,068)	(74,695)	(116,763)
Bonds	35,946	(75,671)	(39,725)	63,469	(185,479)	(122,010)
Deposits	(22)	(12)	(34)	(43)	(143)	(186)
Other borrowings	(103)	38	(65)	(80)	(18)	(98)

Total interest expense	25,137	(87,053)	(61,916)	21,278	(260,335)	(239,057)

Change in net interest income	$(40,163)	$29,732	$(10,431)	$(82,135)	$82,998	$863

The average balance of total advances decreased $12.1 billion, or 25.2 percent, for the six months ended June 30, 2010, compared with the same period in 2009. The trend of decreasing member demand for advances is discussed under Principal Business Related Developments. The following table summarizes average balances of advances outstanding during the six months ending June 30, 2010 and 2009, by product type.

Average Balances of Advances Outstanding

By Product Type

(dollars in thousands)

	For the Six Months Ending June 30,
	2010	2009

Overnight advances — par value	$430,011	$1,161,762

Fixed-rate advances — par value
Short-term	9,627,994	17,655,769
Long-term	10,869,332	12,047,783
Amortizing	2,030,277	2,489,212
Putable	8,095,554	9,016,596
Callable	11,500	8,859
	30,634,657	41,218,219

Variable-rate indexed advances — par value
Simple variable	4,196,265	4,774,652
LIBOR-indexed with declining-rate participation	5,500	15,500
	4,201,765	4,790,152

Total average par value	35,266,433	47,170,133

Premiums and discounts	(345)	(12,520)
Hedging adjustments	684,625	928,113

Total average advances	$35,950,713	$48,085,726

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition approximately 35.0 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank’s advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $26.2 billion for the six months ended June 30, 2010, representing 74.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2010. The average balance of these advances totaled $34.2 billion for the six months ended June 30, 2009, representing 72.4 percent of the total average balance of advances outstanding during the six months ended June 30, 2009.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments. For the six months ended June 30, 2010 and 2009, net prepayment fees on advances were $2.2 million and $7.6 million, respectively. For the six months ended June 30, 2010 and 2009, prepayment fees on investments were $31,000 and $148,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $5.1 billion, or 36.1 percent, for the six months ended June 30, 2010, from the average balances for the six months ended June 30, 2009. The lower average balances for the six months ended June 30, 2010, resulted from the decline in interest-bearing deposits with the Federal Reserve Bank of Boston of $8.5 billion. The interest-bearing deposits with the Federal Reserve Bank of Boston were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by nonmember institutions in accordance with an amendment to the Federal Reserve’s Regulation D. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank’s leverage ratio in response to fluctuations in other asset balances. The remaining change in average short-term money-market investments resulted from a decrease of $1.0 billion in securities purchased under agreements to resell offset by a $4.4 billion increase in federal funds sold.

Average investment-securities balances increased $5.3 billion or 49.7 percent for the six months ended June 30, 2010, compared with the six months ended June 30, 2009. This increase was partially due to a $6.7 billion increase in average available-for-sale securities due to purchases of certificates of deposit, GSE debt, corporate bonds and GSE MBS. These increases were partially offset by a $1.6 billion decrease in held-to-maturity securities mainly due to a reduction in certificates of deposit.

Average mortgage-loan balances for the six months ended June 30, 2010, were $653.6 million lower than the average balance for the six months ended June 30, 2009, representing a decrease of 16.1 percent.

Overall, the yield on the mortgage-loan portfolio increased eight basis points for the quarter ended June 30, 2010, compared with the quarter ended June 30, 2009, which was attributable to a decrease in premium/discount amortization expense of $950,000, or 50.3 percent. This decrease is due to reduced prepayments in the mortgage loan portfolio.

Overall, the yield on the mortgage-loan portfolio remained consistent at 5.08 percent for the six months ended June 30, 2010 and 2009.

Composition of the Yields of Mortgage Loans

(dollars in thousands)

	For the Three Months Ended June 30,
	2010		2009
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$44,044	5.27%	$52,167	5.27%
Premium/discount amortization	(937)	(0.11)	(1,887)	(0.19)
Credit-enhancement fees	(861)	(0.10)	(991)	(0.10)

Total interest income	$42,246	5.06%	$49,289	4.98%

	For the Six Months Ended June 30,
	2010		2009
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)

Coupon accrual	$89,151	5.29%	$107,371	5.34%
Premium/discount amortization	(1,841)	(0.11)	(3,277)	(0.16)
Credit-enhancement fees	(1,738)	(0.10)	(2,090)	(0.10)

Total interest income	$85,572	5.08%	$102,004	5.08%

(1)          Yields are annualized.

Average CO balances decreased $12.0 billion, or 16.8 percent, from the six months ended June 30, 2009, to the same period in 2010, based on the Bank’s reduced funding needs due to the decline in member demand for advances, as discussed under Principal Business Related Developments in this Item. This overall decline consisted of a decrease of $17.8 billion in CO discount notes and an increase of $5.8 billion in CO bonds.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Gross interest income before effect of derivatives	$333,863	$411,322	$668,410	$886,725
Net interest adjustment for derivatives	(113,051)	(118,163)	(236,148)	(216,269)

Total interest income reported	$220,812	$293,159	$432,262	$670,456

Gross interest expense before effect of derivatives	$202,788	$254,505	$406,994	$623,045
Net interest adjustment for derivatives	(56,385)	(46,186)	(117,512)	(94,506)

Total interest expense reported	$146,403	$208,319	$289,482	$528,539

Net interest margin for the quarters ended June 30, 2010 and 2009, was 0.46 percent and 0.45 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.81 percent and 0.83 percent, respectively.

Net interest margin for the six months ended June 30, 2010 and 2009, was 0.45 percent and 0.37 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.82 percent and 0.69 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net gain (loss) on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.6 million and $992,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, interest accruals on derivatives classified as economic hedges totaled a net expense of $4.5 million and $1.8 million, respectively.

For more information about the Bank’s use of derivative instruments to manage interest-rate risk, see  Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2010 and 2009. Additionally, detail on the components of net gain (loss) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
(Losses) gains on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$452	$(1,689)	$1,374	$(1,224)
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	494	626	619	768
Trading securities	(13,565)	509	(15,617)	729
Mortgage delivery commitments	712	(471)	863	(464)
Net interest accruals related to derivatives not receiving hedge accounting	(2,550)	(992)	(4,528)	(1,802)
Net losses on derivatives and hedging activities	(14,457)	(2,017)	(17,289)	(1,993)

Net impairment losses on investment securities recognized in income	(30,443)	(70,526)	(53,266)	(197,438)
Service-fee income	1,702	889	3,146	1,825
Net unrealized gains on trading securities	8,595	292	10,441	1,388
Other	72	144	138	137

Total other loss	$(34,531)	$(71,218)	$(56,830)	$(196,081)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

During the quarter ended June 30, 2010, it was determined that 79 of the Bank’s 213 held-to-maturity private-label MBS, representing an aggregated par value of $1.9 billion as of June 30, 2010, incurred an other-than-temporary impairment credit loss, as compared to 84 securities with an aggregate par value of $2.3 billion as of June 30, 2009.

The following table displays the Bank’s held-to-maturity securities for which other-than-temporary impairment was recognized in the quarter ending June 30, 2010, based on the Bank’s impairment analysis of its investment portfolio (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At June 30, 2010				For the Three Months Ended June 30, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss

Private-label residential MBS — Prime	$69,403	$65,435	$42,808	$46,367	$(1,173)

Private-label residential MBS — Alt-A	1,823,831	1,426,359	855,495	926,681	(29,270)

Total other-than-temporarily impaired securities	$1,893,234	$1,491,794	$898,303	$973,048	$(30,443)

See Item 1 —Financial Notes—Note 5 — Held to Maturity Investments and Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Credit Risk — Investments for additional detail and analysis of the Bank’s portfolio of held to maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the quarters ended June 30, 2010 and 2009, the Bank recorded net unrealized gains on trading securities of $8.6 million and $292,000, respectively. The majority of the unrealized gains recorded in the three months ended June 30, 2010 are attributable to fixed rate agency commercial MBS that were purchased in late 2009 and early 2010. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are documented hedging strategies under the Bank’s risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to a net loss of $13.6 million and a net gain of $509,000 for the quarters ended June 30, 2010 and 2009, respectively. Long-term interest yields generally declined during the quarter ended June 30, 2010, but different sectors of the market experienced different magnitudes of decline during the quarter. Specifically, during the quarter ended June 30, 2010, the yields used to value the fixed-rate commercial MBS declined approximately 30 basis points less than the yields used to value the interest rate swaps that were economically designated as hedges for these securities. The disparity in yield behavior resulted in unrealized losses on the interest-rate-exchange agreements that exceeded the unrealized gains on the agency securities. This relative widening of spreads between the two interest-rate curves was caused by an increase in the supply of agency MBS securities during the quarter, as well as concerns that the Greek debt crisis could spread to other countries which in turn caused investors to sell long maturity assets. Also included in other loss are interest accruals on these economic hedges, for which the combined, net result for this portfolio is an overall net expense of $1.9 million and $296,000 for the quarters ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010 and 2009, the Bank recorded net unrealized gains on trading securities of $10.4 million and $1.4 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net loss of $15.6 million and a net gain of $729,000 for the six months ended June 30, 2010 and 2009, respectively. This increase in net loss is due to the activity in the second quarter of 2010, as described in the previous paragraph. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in a net expense of $3.2 million and $587,000 for the six months ended June 30, 2010 and 2009, respectively.

Operating expenses for the three months and six months ended June 30, 2010 and 2009, are summarized in the following table:

Operating Expenses

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Compensation and benefits	$7,923	$9,784	$15,973	$18,599
Occupancy costs	1,007	1,101	2,092	2,185
Other operating expenses	3,656	4,424	6,896	8,255

Total operating expenses	$12,586	$15,309	$24,961	$29,039

Annualized ratio of operating expenses to average assets	0.08%	0.08%	0.08%	0.08%

Second Quarter of 2010 Compared with Second Quarter of 2009. For the quarter ended June 30, 2010, total operating expenses decreased $2.7 million from the same period in 2009. This decrease was mainly due to a $1.9 million decrease in compensation and benefits and a $768,000 decrease in other operating expenses. The $1.9 million decrease in compensation and benefits is due primarily to decreases of $920,000 in compensation expenses and $1.2 million in employee benefits which are mainly attributable to the April 2009 retirement of the Bank’s former chief executive officer and approximately a 10 percent reduction in staff positions in 2009.

The $768,000 decrease in other operating expenses was primarily due to a decline of $414,000 in professional service fees, a $142,000 decrease in contractual services, and a $115,000 decline in director fees.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Housing and Economic Recovery Act of 2008 prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $1.5 million and $1.4 million for the quarters ended June 30, 2010 and 2009, respectively, and are included in other expense.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009. For the six months ended June 30, 2010, total operating expenses decreased $4.1 million from the same period in 2009. This decrease was mainly due to a $2.6 million decrease in compensation and benefits and a $1.4 million decrease in other operating expenses. The $2.6 million decrease in compensation and benefits is due primarily to decreases of $1.5 million in compensation expenses and $1.1 million in employee benefits, which are mainly attributable to the April 2009 retirement of the Bank’s former chief executive officer and approximately a 10 percent reduction in staff positions in 2009.

The $1.4 million decrease in other operating expenses was primarily due to a decline $612,000 in professional service fees, a decrease of $194,000 in employee search fees as the Bank was in the process of hiring a chief executive officer during the first half of 2009, and a $179,000 decrease in contractual services.

The Finance Agency’s operating costs allocated to the Bank totaled $3.3 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively.

FINANCIAL CONDITION

Advances

At June 30, 2010, the advances portfolio totaled $36.0 billion, a decrease of $1.6 billion compared with a total of $37.6 billion at December 31, 2009. This overall decrease consisted of a $2.3 billion decline in fixed-rate advances, and a $139.4 million decrease in overnight advances, offset somewhat by a $771.5 million increase in variable-rate advances. See the Principal Business Related Developments section in this Item for additional information regarding the decline in advances.

The following table summarizes advances outstanding by product type at June 30, 2010, and December 31, 2009.

Advances Outstanding by Product Type

(dollars in thousands)

	June 30, 2010		December 31, 2009
		Percent of		Percent of
	Par Value	Total	Par Value	Total

Overnight advances	$443,840	1.3%	$583,224	1.6%

Fixed-rate advances
Long-term	11,153,735	31.6	10,734,687	29.1
Short-term	9,553,233	27.1	11,392,788	30.8
Putable	7,788,825	22.1	8,445,575	22.9
Amortizing	1,961,884	5.6	2,169,034	5.9
Callable	11,500	—	11,500	—
	30,469,177	86.4	32,753,584	88.7

Variable-rate advances
Simple variable	4,352,500	12.3	3,581,000	9.7
LIBOR-indexed with declining-rate participation	5,500	—	5,500	—
	4,358,000	12.3	3,586,500	9.7

Total par value	$35,271,017	100.0%	$36,923,308	100.0%

See Item 1 — Notes to the Financial Statements — Note 6 — Advances for disclosures relating to redemption terms of the portfolio.

The Bank lends to member financial institutions chartered within the six New England states. Advances are diversified across the Bank’s member institutions. At June 30, 2010, the Bank had advances outstanding to 340, or 73.9 percent, of its 460 members. At December 31, 2009, the Bank had advances outstanding to 351, or 76.0 percent, of its 462 members.

Top Five Advance-Holding Members

(dollars in thousands)

			As of June 30, 2010			Advances Interest Income for the
			Par Value of	Percent of Total	Weighted- Average	Three Months Ended	Six Months Ended
Name	City	State	Advances	Advances	Rate (1)	June 30, 2010

RBS Citizens, N.A.	Providence	RI	$8,888,585	25.2%	0.37%	$8,577	$15,802
Bank of America Rhode Island, N.A	Providence	RI	4,897,389	13.9	0.71	7,339	12,496
NewAlliance Bank	New Haven	CT	1,898,178	5.4	3.35	16,606	34,417
Webster Bank, N.A.	Waterbury	CT	626,852	1.8	2.83	4,443	8,948
Salem Five Cents Savings Bank	Salem	MA	623,120	1.8	4.13	6,754	13,498

(1)          Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

Investments

At June 30, 2010, investment securities and short-term money-market instruments totaled $25.1 billion, compared with $20.9 billion at December 31, 2009. Under the Bank’s pre-existing authority to purchase MBS, additional investments in MBS and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank’s investments in such securities exceed 300 percent of capital as measured at the previous month-end. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2010, and December 31, 2009, the Bank’s MBS and SBA holdings represented 217 percent and 207 percent of capital, respectively.

Investment securities totaled $16.8 billion at June 30, 2010, compared with $14.0 billion at December 31, 2009. This $2.8 billion increase primarily consisted of the following:

•      An increase of $1.8 billion in trading securities, principally resulting from a $1.6 billion increase in certificates of deposit; and

•      An increase of $1.7 billion in available-for-sale securities, resulting primarily from a $1.3 billion increase in GSE debt and a $976.7 million increase in GSE MBS, slightly offset by an $805.0 million decrease in certificates of deposit.

Short-term money-market investments totaled $8.3 billion compared to $6.9 billion at December 31, 2009. This $1.4 billion increase resulted from a $2.5 billion increase in securities purchased under agreements to resell and a $1.1 billion decrease in federal funds sold.

The following tables provide a summary of the Bank’s held-to-maturity securities, available for sale securities, and trading securities.

Investment Securities Classified as Held-to-Maturity

(dollars in thousands)

	June 30, 2010			December 31, 2009
	Amortized	Carrying	Fair	Amortized	Carrying	Fair
	Cost	Value	Value	Cost	Value	Value

U.S. agency obligations	$27,853	$27,853	$30,263	$30,801	$30,801	$33,061
State or local housing-finance-agency obligations	238,635	238,635	191,748	246,257	246,257	215,130
Government-sponsored enterprises	73,437	73,437	75,168	18,897	18,897	18,597
	339,925	339,925	297,179	295,955	295,955	266,788

Mortgage-backed securities:
U.S. government guaranteed - residential	80,041	80,041	81,198	98,610	98,610	98,397
Government-sponsored enterprises - residential	3,118,021	3,118,021	3,206,519	3,766,047	3,766,047	3,815,958
Government-sponsored enterprises - commercial	1,178,011	1,178,011	1,267,393	1,106,319	1,106,319	1,171,965
Private-label - residential	2,615,922	1,851,485	1,820,019	2,926,608	1,998,076	1,920,336
Private-label - commercial	119,046	119,046	117,864	132,405	132,405	127,935
ABS backed by home equity loans	29,970	29,149	21,001	30,977	30,001	21,302
	7,141,011	6,375,753	6,513,994	8,060,966	7,131,458	7,155,893

Total	$7,480,936	$6,715,678	$6,811,173	$8,356,921	$7,427,413	$7,422,681

Investment Securities Classified as Available-for-Sale

(dollars in thousands)

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Certificates of deposit	$1,795,000	$1,795,000	$2,600,000	$2,600,000
Supranational banks	458,420	417,224	415,744	381,011
Corporate bonds	804,040	810,387	702,754	701,779
U.S. government corporations	286,984	247,015	253,009	221,502
Government-sponsored enterprises	3,035,312	3,065,439	1,772,115	1,752,319
	6,379,756	6,335,065	5,743,622	5,656,611

Mortgage-backed securities
U.S. government guaranteed - residential	77,415	77,763	16,551	16,704
Government-sponsored enterprises - residential	1,473,352	1,480,083	503,047	503,542
Government-sponsored enterprises - commercial	311,752	309,968	313,472	309,775
	1,862,519	1,867,814	833,070	830,021

Total	$8,242,275	$8,202,879	$6,576,692	$6,486,632

Trading Securities

(dollars in thousands)

	June 30, 2010	December 31, 2009

Certificates of deposit	$1,615,000	$—

Mortgage-backed securities
U.S. government-guaranteed - residential	22,705	23,972
Government-sponsored enterprises - residential	9,496	10,458
Government-sponsored enterprises - commercial	233,831	72,908
	266,032	107,338

Total	$1,881,032	$107,338

The Bank’s MBS investment portfolio consists of the following categories of securities as of June 30, 2010, and December 31, 2009. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2010	December 31, 2009
U.S. government-guaranteed and GSE residential mortgage-backed securities	56.3%	54.8%
GSE commercial mortgage-backed securities	20.2	18.4
Private-label residential mortgage-backed securities	21.8	24.8
Private-label commercial mortgage-backed securities	1.4	1.6
Home-equity loans	0.3	0.4

Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans as of June 30, 2010, totaled $3.3 billion, a decrease of $189.1 million from the December 31, 2009, balance of $3.5 billion. This decrease is partially the result of the competitive impact of a Federal Reserve Board agency MBS purchase program contributing to the ability of Fannie Mae and Freddie Mac to offer low mortgage rates. Comparative MPF mortgage rates, which are a function of the FHLBank debt issuance costs, were not as competitive from time to time during the period covered by this report. In addition, increased deposits at Bank members have contributed to members holding more mortgages in their portfolios rather than selling them to the Bank under the MPF program.

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

The following table presents purchases of mortgage loans during the six months ended June 30, 2010 and 2009 (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009

Conventional loans
Original MPF	$105,109	$224,730
MPF 125	245	3,723
Total conventional loans	105,354	228,453

Government-insured or guaranteed loans
MPF Government	19,415	10,014

Total par value	$124,769	$238,467

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.5 million and $2.1 million at June 30, 2010, and December 31, 2009, respectively. This increase in allowance is due to the continued deterioration in general economic and labor market conditions and the ongoing decline in house prices nationwide, which has resulted in a trend of increasing delinquencies in the mortgage portfolio. See Item 7 — Critical Accounting Estimates — Allowance for Loan Losses in the 2009 Annual Report on Form 10-K for a description of the Bank’s methodology for estimating the allowance for loan losses.

The following tables present the Bank’s delinquent loans and allowance for credit losses activity (dollars in thousands).

	June 30, 2010	December 31, 2009

Total par value past due 90 days or more and still accruing interest	$18,260	$19,822

Nonaccrual loans, par value	$52,606	$44,969

	For the Six Months Ended June 30,
	2010	2009

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$1,436	$827
Interest actually recognized in income during the period	1,355	756
Shortfall	$81	$71

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Allowance for credit losses on mortgage loans, balance at beginning of period	$2,500	$450	$2,100	$350
Charge-offs	(4)	—	(35)	—
Provision for credit losses	4	800	435	900

Allowance for credit losses on mortgage loans, balance at end of period	$2,500	$1,250	$2,500	$1,250

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of conventional mortgage-loan delinquencies at June 30, 2010, and December 31, 2009, is provided in the following tables.

Summary of Delinquent Mortgage Loans

(dollars in thousands)

	June 30, 2010		December 31, 2009
	Par Value	Percent of Total Conventional Loans	Par Value	Percent of Total Conventional Loans

30 to 59 days delinquent and not in foreclosure	$47,720	1.6%	$49,968	1.6%
60 to 89 days delinquent and not in foreclosure	13,675	0.5	17,308	0.5
90 days or more delinquent and not in foreclosure	27,347	0.9	22,861	0.7
In process of foreclosure	25,970	0.9	22,115	0.7

Real estate owned	5,257		4,359

Serious delinquency rate (1)	1.8%		1.4%

(1)          Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance.

Although the Bank’s mortgage-loan portfolio includes loans throughout the U.S., the top five states by outstanding principal balance of the conventional mortgage-loan portfolio are shown in the following table:

State Concentration by Outstanding Principal Balance

	June 30,	December 31,
	2010	2009

State concentration
Massachusetts	32%	30%
California	15	16
Connecticut	10	10
Maine	5	4
New Hampshire	3	3

Although delinquent loans in the Bank’s portfolio are spread throughout the U.S., the top five states by outstanding principal balance of the Bank’s holdings of conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans

	June 30,	December 31,
	2010	2009

State concentration
California	25%	25%
Massachusetts	21	22
Connecticut	7	6
Arizona	4	3
Nevada	4	3

Higher-Risk Loans. The Bank’s portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank’s total conventional portfolio (9.0 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (36.7 percent by outstanding principal balance). The Bank’s allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of June 30, 2010.

Summary of Higher-Risk Conventional Mortgage Loans

As of June 30, 2010

(dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing

Subprime loans (1)	$238,175	6.96%	2.23%	6.44%
High loan-to-value loans (2)	27,298	3.70	—	12.14
Subprime and high loan-to-value loans (3)	2,992	9.08	—	9.62

Total high-risk loans	$268,465	6.65%	1.97%	7.05%

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

Sale of REO Assets. During the six months ended June 30, 2010 and 2009, the Bank sold REO assets with a recorded carrying value of $4.2 million and $3.3 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $143,000 and $190,000 on the sale of REO assets during the six months ended June 30, 2010 and 2009, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Debt Financing — Consolidated Obligations

At June 30, 2010, and December 31, 2009, outstanding COs, including both CO bonds and CO discount notes, totaled $59.8 billion and $57.7 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

See Item 1 — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of June 30, 2010, and December 31, 2009. CO bonds outstanding at June 30, 2010, and December 31,

2009, include issued callable bonds totaling $7.2 billion and $5.4 billion, respectively.

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 36.2 percent and 38.6 percent of outstanding COs at June 30, 2010, and December 31, 2009, respectively, but accounted for 97.1 percent and 98.0 percent of the proceeds from the issuance of COs during the six months ended June 30, 2010 and 2009, respectively, due, in particular, to the Bank’s frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 10 — Consolidated Obligations for the book value, par value, and weighted average rate of the Bank’s participation in CO discount notes as of June 30, 2010, and December 31, 2009.

Average Consolidated Obligations Outstanding

(dollars in thousands)

	For the Three Months Ended June 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,279,519	0.14%	$4,534,499	0.12%
Term discount notes	17,248,739	0.18	34,365,162	0.35
Total discount notes	21,528,258	0.17	38,899,661	0.32

Bonds	38,242,488	1.44	30,898,947	2.30

Total consolidated obligations	$59,770,746	0.98%	$69,798,608	1.20%

	For the Six Months Ended June 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)

Overnight discount notes	$4,221,154	0.11%	$4,532,075	0.11%
Term discount notes	17,673,354	0.14	35,185,285	0.74
Total discount notes	21,894,508	0.14	39,717,360	0.67

Bonds	37,568,419	1.47	31,746,019	2.52

Total consolidated obligations	$59,462,927	0.98%	$71,463,379	1.49%

(1)          Yields are annualized.

The average balances of COs for the six months ended June 30, 2010, were lower than the average balances for the same period in 2009, which is consistent with the decrease in total average assets. The average balance of term CO discount notes decreased $17.5 billion and overnight CO discount notes decreased $310.9 million for the six months ended June 30, 2010. Average balances of CO bonds increased $5.8 billion from the prior period. The average balance of CO discount notes represented approximately 36.8 percent of total average COs during the six months ended June 30, 2010, as compared with 55.6 percent of total average COs during the six months ended June 30, 2009. The average balance of bonds represented 63.2 percent and 44.4 percent of total average COs outstanding during the six months ended June 30, 2010 and 2009, respectively.

Deposits

As of June 30, 2010, deposits totaled $780.3 million compared with $772.5 million at December 31, 2009, an increase of $7.8 million. This increase was mainly the result of a higher level of member deposits in the Bank’s overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at June 30, 2010, and December 31, 2009.

Term Deposits Greater than $100,000

(dollars in thousands)

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
Term Deposits by Maturity	Amount	Rate	Amount	Rate

Three months or less	$500	0.30%	$990	0.72%
Over three months through six months	—	—	450	0.09
Over six months through 12 months	—	—	500	0.30
Greater than 12 months (1)	26,250	4.19	26,250	4.19

Total par value	$26,750	4.11%	$28,190	3.93%

(1)          Represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit totaling $20.0 million with a maturity date in 2014.

Capital

The Bank’s total GAAP capital increased $272.9 million to $3.0 billion at June 30, 2010, from $2.8 billion at December 31, 2009. The increase was attributable to the net reduction of $215.5 million to accumulated other comprehensive loss, a $41.6 million increase in retained earnings, and the purchase of $15.8 million of capital stock by members during the six months ended June 30, 2010. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $149.7 million of non-credit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired, as well as net fair value gains of $50.7 million attributable to available-for-sale securities.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital requirements. The Bank is in compliance with these requirements as discussed in Item 1 — Notes to the Financial Statements — Note 12 — Capital. Additionally, the Bank is subject to a capital rule under Finance Agency regulations (the Capital Rule) and has adopted additional minimum capital requirements, each of which is also described in this section.

Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. On June 28, 2010, the Bank received notification that the Director of the Finance Agency had determined that the Bank was adequately capitalized for the quarter ended March 31, 2010. The Director of the Finance Agency has not yet notified the Bank of its capital classification for the quarter ended June 30, 2010. For more information on the Capital Rule, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislation and Regulatory Developments of the 2009 Annual Report on Form 10-K.

Internal Minimum Capital Requirements in Excess of Regulatory Requirements

In January 2010, to provide further protection for the Bank’s capital base, the Bank’s board of directors adopted a new minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank’s regulatory capital requirement plus its retained earnings target. As of June 30, 2010, this requirement equaled $3.5 billion, which was satisfied by the Bank’s actual regulatory capital of $3.9 billion.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets’ net fair value, net of cash collateral and accrued interest, totaled $22.4 million and $16.8 million as of June 30, 2010, and December 31, 2009, respectively. Derivative liabilities’ net fair value, net of cash collateral and accrued interest, totaled $849.9 million and $768.3 million as of June 30, 2010, and December 31, 2009, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank’s outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2010, and December 31, 2009. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedged with the benchmark interest rate. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank’s risk-management policy.

Hedged Item and Hedge-Accounting Treatment

As of June 30, 2010, and December 31, 2009

(dollars in thousands)

			June 30, 2010		December 31, 2009
		Hedge	Notional	Estimated	Notional	Estimated
Hedged Item	Derivative	Designation	Amount	Fair Value	Amount	Fair Value

Advances	Swaps	Fair value	$12,015,865	$(745,828)	$11,952,709	$(678,566)
	Swaps	Economic	80,250	(2,539)	83,250	(3,247)
	Caps and floors	Economic	16,500	67	16,500	103

Total associated with advances			12,112,615	(748,300)	12,052,459	(681,710)

Available-for-sale securities	Swaps	Fair value	907,131	(275,516)	907,131	(186,240)

Trading securities	Swaps	Economic	225,000	(14,650)	95,000	967

Consolidated obligations	Swaps	Fair value	13,462,212	246,309	14,597,075	130,716

Deposits	Swaps	Fair value	20,000	5,224	20,000	4,745

Total			26,726,958	(786,933)	27,671,665	(731,522)

Mortgage delivery commitments			19,765	255	3,706	(31)

Total derivatives			$26,746,723	(786,678)	$27,675,371	(731,553)

Accrued interest				(31,652)		(10,322)
Cash collateral				(9,201)		(9,631)

Net derivatives				$(827,531)		$(751,506)

Derivative asset				$22,387		$16,803
Derivative liability				(849,918)		(768,309)

Net derivatives				$(827,531)		$(751,506)

The following four tables provide a summary of the Bank’s hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $25.5 billion, representing 95.3 percent of all derivatives outstanding as of June 30, 2010. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances

By Year of Contractual Maturity

As of June 30, 2010

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result

Due in one year or less	$3,234,175	$(42,682)	$3,234,175	$42,432	3.45%	0.44%	3.36%	0.53%
Due after one year through two years	1,880,800	(62,476)	1,880,800	62,208	3.09	0.39	3.00	0.48
Due after two years through three years	1,822,700	(108,634)	1,822,700	108,276	3.67	0.41	3.55	0.53
Due after three years through four years	885,860	(83,529)	885,860	83,200	4.47	0.43	4.25	0.65
Due after four years through five years	819,615	(60,472)	819,615	60,226	3.68	0.41	3.43	0.66
Thereafter	3,372,715	(388,035)	3,372,715	384,217	4.01	0.43	3.86	0.58

Total	$12,015,865	$(745,828)	$12,015,865	$740,559	3.67%	0.42%	3.54%	0.55%

(1)          The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2010.

Fair-Value Hedge Relationships of Advances

By Year of Contractual Maturity or Next Put Date for Putable Advances

As of June 30, 2010

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result

Due in one year or less	$8,801,300	$(562,182)	$8,801,300	$557,215	3.81%	0.43%	3.68%	0.56%
Due after one year through two years	1,662,000	(67,705)	1,662,000	67,553	2.77	0.37	2.69	0.45
Due after two years through three years	847,000	(59,201)	847,000	59,163	3.71	0.41	3.58	0.54
Due after three years through four years	351,510	(31,795)	351,510	31,754	4.24	0.40	4.03	0.61
Due after four years through five years	225,365	(9,837)	225,365	9,853	3.44	0.44	2.93	0.95
Thereafter	128,690	(15,108)	128,690	15,021	4.58	0.46	4.47	0.57

Total	$12,015,865	$(745,828)	$12,015,865	$740,559	3.67%	0.42%	3.54%	0.55%

(1)          The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2010.

Fair-Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity

As of June 30, 2010

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result

Due in one year or less	$4,431,000	$8,388	$4,431,000	$(8,610)	1.04%	1.05%	0.30%	0.29%
Due after one year through two years	3,277,700	22,284	3,277,700	(22,397)	1.23	1.25	0.35	0.33
Due after two years through three years	2,422,350	59,396	2,422,350	(59,483)	2.05	2.09	0.32	0.28
Due after three years through four years	1,172,500	40,864	1,172,500	(40,795)	2.63	2.66	0.47	0.44
Due after four years through five years	786,000	10,724	786,000	(10,833)	2.15	2.15	0.27	0.27
Thereafter	1,372,662	104,653	1,372,662	(105,759)	4.12	4.12	0.79	0.79

Total	$13,462,212	$246,309	$13,462,212	$(247,877)	1.79%	1.80%	0.38%	0.37%

(1)          The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2010. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations

By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations

As of June 30, 2010

(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result

Due in one year or less	$6,884,662	$15,558	$6,884,662	$(16,109)	1.29%	1.29%	0.27%	0.27%
Due after one year through two years	2,882,700	23,232	2,882,700	(23,411)	1.31	1.34	0.38	0.35
Due after two years through three years	1,957,350	59,423	1,957,350	(59,496)	2.19	2.24	0.35	0.30
Due after three years through four years	702,500	38,845	702,500	(38,605)	3.34	3.39	0.62	0.57
Due after four years through five years	200,000	7,734	200,000	(7,734)	2.73	2.75	0.46	0.44
Thereafter	835,000	101,517	835,000	(102,522)	5.05	5.05	1.16	1.16

Total	$13,462,212	$246,309	$13,462,212	$(247,877)	1.79%	1.80%	0.38%	0.37%

(1)          The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)          The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of June 30, 2010. For zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank’s members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank’s own risk-management purposes and are not related to requests from the Bank’s members to enter into such contracts. See Item 1 — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for outstanding derivative contracts with members and affiliates of members.

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

Liquidity

Internal Sources of Liquidity

For the quarter ended June 30, 2010, the Bank has maintained a liquidity position in accordance with its risk-management policy, policies established by its Asset-Liability Committee, and certain Finance Agency regulations. For information on these policies and regulations, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Liquidity in the 2009 Annual Report on Form 10-K.

The Bank maintains structural liquidity in order to ensure that it meets its day-to-day business needs as well as its contractual obligations with normal sources of funding. The Bank defines structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, non-contractual obligations or behavioral assumptions (cumulative contingent obligations). Such cumulative contingent obligations include the assumption that maturing advances are renewed except for those from large, highly rated members; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its normal access to the capital markets, subject to leverage, credit line capacity, or collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank’s excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank’s structural liquidity as of June 30, 2010.

Structural Liquidity

(dollars in thousands)

	1 Month	2 Months	3 Months

Projected net cash flow (1)	$(925,960)	$(2,794,878)	$(3,393,296)
Less: Cumulative contingent obligations	(3,961,282)	(4,887,621)	(5,842,589)
Equals: Net structural liquidity need	(4,887,242)	(7,682,499)	(9,235,885)

Available borrowing capacity	$25,372,720	$27,762,407	$30,709,145

Ratio of available borrowing capacity to net structural liquidity need	5.19	3.61	3.32
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

(1)     Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In accordance with Finance Agency regulations, the Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, the capital markets, or other event that precludes issuance of consolidated obligations. The Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all of its anticipated maturing advances over the following five days. As of June 30, 2010, and December 31, 2009, the Bank held a surplus of $12.6 billion and $4.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance, as demonstrated by the following table.

Contingency Liquidity

(dollars in thousands)

Cumulative Fifth Business Day

Projected net cash flow (1)	$(4,632,268)
Contingency borrowing capacity (exclusive of CO debt issuance)	17,257,142

Net contingency borrowing capacity	$12,624,874

(1)     Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank’s anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot borrow funds from the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The Bank was in compliance with these liquidity requirements as of June 30, 2010.

The Bank also measures longer-term imbalances between the expected maturities of assets and liabilities for purposes of managing bond-refunding risk. We have developed a policy limit that requires that the difference between the volume of liabilities projected to expire within one year and the volume of assets projected to expire within one year be no more than 20 percent of total assets. We have established a management action trigger for this measurement at 10 percent of total assets, at which the Asset-Liability Committee is required to consider whether immediate corrective action is required. At June 30, 2010, this funding requirement had declined to 6.4 percent of total assets from its December 31, 2009, level of 11.3 percent. The primary drivers behind the decline at

June 30, 2010, were projected increases in MBS prepayments resultant from GSE purchases of seriously delinquent loans and the extension of debt refundings during the quarter.

External Source of Liquidity

The Bank has a source of emergency external liquidity through the Federal Home Loan Banks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the funding FHLBanks. Neither the Bank nor any of the other FHLBanks have ever drawn upon this agreement.

Financial Conditions for FHLBank Debt

The Bank has experienced favorable debt issuance costs during the period covered by this report. Demand for GSE debt, including FHLBank debt, during this period was generally robust as investors continue to seek both safety and liquidity in the GSE debt market, particularly in light of the sovereign debt crisis impacting certain European economies during the second quarter of 2010. Throughout most of the quarter ended June 30, 2010, FHLBank debt was issued at spreads similar to such spreads in the fourth quarter of 2009 relative to U.S. Treasury-issued debt of similar maturities, but at spreads 5 to 10 basis points greater than in the fourth quarter of 2009 relative to the LIBOR swap curve. The change relative to the LIBOR swap curve was due in part to elevated issuances of U.S. Treasury and corporate debt and certain sovereign debt concerns during the period covered by this report. Towards the end of the quarter, debt spreads relative to LIBOR improved due in part to the European sovereign debt crisis.

Capital

The Bank’s capital stock purchase requirements by its members and ability to expand and contract the amount of outstanding capital stock based on members’ needs are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Capital in the 2009 Annual Report on Form 10-K. As discussed in that Item, the Bank may either repurchase or redeem excess capital stock (stock in excess of what members are required to hold) in its sole discretion, however, the Bank continues its moratorium on excess stock repurchases. Accordingly, during the six months ended June 30, 2010, the Bank did not repurchase excess capital stock.

The Bank redeems capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership following the expiry of a five-year stock-redemption period. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $86.6 million and $90.9 million at June 30, 2010, and December 31, 2009, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of June 30, 2010, and December 31, 2009 (dollars in thousands):

Contractual Year of Redemption	June 30, 2010	December 31, 2009

Past redemption date (1)	$—	$4,185
Due in one year or less	10	103
Due after one year through two years	—	—
Due after two years through three years	86,367	—
Due after three years through four years	231	86,598
Due after four years through five years	10	10

Total	$86,618	$90,896

(1)  Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but member-related activity remains outstanding. Such shares of stock will not be redeemed until the activity is no longer outstanding.

The Bank continues its moratorium on excess stock repurchases. During the six months ended June 30, 2010, the Bank did not repurchase excess capital stock.

At June 30, 2010, and December 31, 2009, members and nonmembers with capital stock outstanding held $1.6 billion and $1.5 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of June 30, 2010, and December 31, 2009 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock

June 30, 2010	$576,210	$1,598,614	$2,174,848	$3,745,484	$1,570,636

December 31, 2009	586,599	1,655,784	2,242,406	3,733,997	1,491,591

(1)               Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)               Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target and Dividends. The Bank’s retained earnings target is $925.0 million, a target adopted to preserve capital in light of the various challenges to the Bank, including the potential for additional losses from its investments in private-label MBS, as discussed in —Principal Business Developments. At June 30, 2010, the Bank had retained earnings of $184.2 million. For information on how the Bank adjusts its retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Retained Earnings Target and Dividends in the 2009 Annual Report on Form 10-K.

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

The Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank’s excess stock to exceed one percent of its total assets. At June 30, 2010, the Bank had excess capital stock outstanding totaling $1.6 billion or 2.4 percent of its total assets.

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

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks supports a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year’s income before charges for AHP (but after expenses for REFCorp). Based on the Bank’s net income of $41.6 million for the six months ended June 30, 2010, the Bank’s AHP assessment was $4.6 million and the REFCorp assessment was $10.4 million for the six months ended June 30, 2010. See Item 1 — Business — Assessments of the 2009 Annual Report on Form 10-K for additional information regarding REFCorp and AHP.

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

As of June 30, 2010, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements except as described below under Fair-Value Estimates. Also described below are the results of the sensitivity analysis for private-label MBS.

Fair-Value Estimates

During the quarter ended March 31, 2010, the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations and certificates of deposit. This change is consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Prior to the quarter ended March 31, 2010, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of these investment securities.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 —Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Results of Operations for additional information related to management’s other-than-temporary impairment analysis for the current period.

In addition to evaluating its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the FHLBanks’ OTTI Governance Committee. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the base-case scenario, the housing price forecast as of June 30, 2010, assumed current-to-trough home price declines ranging from 0.0 percent to 12 percent over the next three to nine month period beginning April 1, 2010, per the respective states’ CBSAs, which are based upon an assessment of the individual housing markets. Thereafter, home prices are projected to increase 0.0 percent in the first six months after the trough, 0.5 percent in the next six months, 3 percent in the second year, and 4 percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to worsen from the base-case scenario by an incremental 5 percent, resulting in a current-to-trough price decline range of 5 percent to 17 percent over the three to nine month period beginning April 1, 2010. Thereafter, home prices were projected to increase 0.0 percent in the first year, 1 percent in the second year, 2 percent in the third and fourth years, and 3 percent in each subsequent year.

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of June 30, 2010 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the Quarter Ended June 30, 2010	Number of Securities	Par Value	Credit- Related Other-Than- Temporary Impairment in Net Income	Number of Securities	Par Value	Credit - Related Other-Than- Temporary Impairment

Prime	4	$69,403	$(1,173)	6	$109,420	$(4,475)

Alt-A	75	1,823,831	(29,270)	108	2,410,124	(143,124)

Subprime	—	—	—	3	2,801	(30)

Total private-label MBS	79	$1,893,234	$(30,443)	117	$2,522,345	$(147,629)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on the Bank’s recent accounting developments.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

Financial Regulatory Reform—the Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act, among other things: (1) creates an interagency oversight council that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements, including a risk-retention requirement, for MBS; (5) reforms the credit rating agencies; and (6) makes a number of changes to the federal deposit insurance system.

The FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which FHLBanks carry out their housing-finance mission may be affected by the Dodd-Frank Act. The change in the federal deposit insurance assessment methodology may result in reductions in advance demand. Regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank’s ability to offer advances products that have embedded derivatives’ features, hedge its interest-rate risk exposure from advances, achieve the FHLBank’s risk-management objectives, and act as an intermediary between its members and counterparties.

Additionally, if the FHLBanks are identified as being systemically important financial institutions under the Dodd-Frank Act, they would be subject to heightened prudential standards established by the Federal Reserve Board. These standards include, at minimum, risk-based capital requirements, liquidity requirements, and risk management. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject FHLBanks to higher capital requirements and quantitative limits with regard to their proprietary trading.

In addition, the U.S. Treasury and the Housing and Urban Development Department are developing recommendations regarding the future of the housing GSEs, including the FHLBanks. At the end of this calendar year, the Obama administration is expected to unveil its plan for GSE reform that will likely impact FHLBanks.

Extension of Transaction Account Guarantee (TAG) Program

On June 28, 2010, the FDIC published in the Federal Register a final rule extending the TAG program to December 31, 2010 for banks currently participating in the program. The TAG program provides FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts. The final rule also allows the FDIC to further extend the TAG program without further rulemaking, for a period of time not to exceed December 31, 2011, upon a determination by the FDIC that continuing economic difficulties warrant the extension.

In addition, the Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This Dodd-Frank Act requirement is effective for FDIC-insured institutions from December 31, 2010, until January 1, 2013, and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. These TAG programs provide an alternative source of funds for many of our members that compete with our advance business.

Final Regulation Regarding Restructuring the Office of Finance.

On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance’s board of directors, which became effective on June 2, 2010. Among other things, the regulation: (1) increases the size of the board such that it will be comprised of the 12 FHLBank presidents and five independent directors; (2) creates an audit committee; (3) provides for the creation of other committees; (4) sets a method for electing independent directors along with setting qualifications for these directors; and (5) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The newly created audit committee is required to be comprised solely of the five independent directors and has been charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks.

Final Regulation on FHLBank Directors’ Eligibility, Elections, Compensation, and Expenses

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

Proposed Regulation on Finance Agency Enforcement Powers and Procedures

On August 4, 2010, the Finance Agency issued a notice of a proposed regulation that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed. The comment deadline will be 60 days following the publication of the proposed rule in the Federal Register. The Bank cannot predict when a final regulation will be issued.

Proposed Regulation on Conservatorship and Receivership

On July 9, 2010, the Finance Agency issued a proposed regulation that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates. The Finance Agency regulates Fannie Mae, Freddie Mac, the 12 FHLBanks, and the Office of Finance, and was appointed as conservator of Fannie Mae and Freddie Mac in September 2008. The basic authorities set forth in the proposed regulation include the authority to enforce and repudiate contracts; establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants; and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid. The Bank cannot predict when a final regulation will be issued.

Proposed Regulation on FHLBank Housing Goals

On May 28, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 12, 2010, that would establish certain housing acquisition goals and related counting and reporting rules for FHLBanks that purchase in excess of $2.5 billion in unpaid principal balance of Acquired Member Assets (AMA) program (such as MPF) eligible mortgage loans per year. FHLBanks that exceed the $2.5 billion threshold would be assigned market-based, low-income families, low-income housing, very low-income families, and refinancing mortgage-purchase goals. Participations in mortgage loans do not count toward satisfaction of mortgage purchase goals; the actual acquiring FHLBank receives the credit. FHLBanks that do not satisfy their housing goals are subject to Finance Agency enforcement. The Bank cannot predict when a final regulation will be issued but does not currently purchase AMA eligible mortgage loans in an amount that would be sufficient to subject the Bank to the proposed regulation’s threshold of applicability.

Proposed Regulation on FHLBank Investments.

On May 4, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 6, 2010, that, among other things, requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLBank’s level of retained earnings. The Bank cannot predict when a final regulation will be issued.

Proposed Regulation on FDIC Assessments

On May 3, 2010, the FDIC issued a proposed regulation with a comment deadline of July 2, 2010, to revise the assessment system applicable to financial institutions that would, among other things, revise the initial base assessment rates for all insured depository institutions. The FDIC’s proposed regulation would not change the assessment rates for FHLBank advances unless an institution’s secured liabilities exceed 25 percent of its domestic deposits. Accordingly, increases in the assessment rates for impacted members may have a negative impact on their demand for the FHLBanks’ advances. The Bank cannot predict when a final regulation will be issued.

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

For the first six months of 2010, the overall performance of the Bank’s membership generally improved from December 31, 2009, due to reduced losses from investments and lower loan-loss provisions. However, the Bank’s membership continues to be challenged by high unemployment and resultant loan delinquencies. Average nonperforming assets for depository institution members increased slightly from 1.72 percent of total assets as of December 31, 2009, to 1.79 percent of assets as of March 31, 2010. The average ratio of tangible capital to assets among the membership increased from 9.56 percent as of December 31, 2009, to 9.73 percent as of March 31, 2010. March 31, 2010, is the most recent date of the Bank’s data on its membership for purposes of this report. Through the seven-month period ending July 31, 2010, there has been one bank member failure but no defaults in member obligations to the Bank. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member’s obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank’s results of operations and financial condition.

The Bank assigns borrowers to blanket-lien status, listing-collateral status, and delivery-collateral status based on the Bank’s assessment of the financial condition of the borrower. The method by which a borrower pledges collateral is dependent upon the collateral status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. For example, securities collateral pledged by a borrower that is in blanket-lien status based on its financial condition appears in the table below as being in collateral delivered to the Bank, since all securities collateral must be delivered to the Bank or to a Bank-approved third-party custodian. Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank’s collateral valuation discounts. For additional information on the Bank’s collateral policies and practices, see Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Credit Risk — Advances in the 2009 Annual Report on Form 10-K.

Advances outstanding to borrowers in blanket-lien status at June 30, 2010, totaled $19.1 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $45.1 billion as of June 30, 2010. Of this total, $6.3 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $2.1 billion of securities are held by borrowers’ securities corporations, and $15.8 billion of residential mortgage loans have been pledged by borrowers’ real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at June 30, 2010, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status

As of June 30, 2010

(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances

Listing-collateral status	30	$15,069,535	$21,421,682	142.2%
Delivery-collateral status	28	723,361	1,138,755	157.4

Total par value	58	$15,792,896	$22,560,437	142.9%

Collateral by Pledge Type

As of June 30, 2010

(dollars in thousands)

Discounted Collateral

Collateral pledged under blanket lien	$39,148,436
Collateral specifically listed and identified	17,341,624
Collateral delivered to the Bank	16,028,215

Beyond the Bank’s practices in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member’s affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the antipreemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $261.6 million at June 30, 2010.

Based upon the collateral held as security on advances, the Bank’s prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk — Investments. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities. The Bank places money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; most such placements expire within 35 days. Management actively monitors the credit quality of these counterparties. At June 30, 2010, the Bank’s unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $12.7 billion to 28 counterparties and issuers, of which $3.4 billion was for certificates of deposit, $4.6 billion was for federal funds sold, and $4.7 billion was for debentures. As of June 30, 2010, one counterparty individually accounted for 15.5 percent of the Bank’s total unsecured credit exposure.

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

Credit ratings on these investments as of June 30, 2010, are provided in the following table.

Credit Ratings of Investments at Carrying Value

As of June 30, 2010

(dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated

Money-market instruments (2):
Interest-bearing deposits	$—	$69	$—	$—	$—	$—
Certificates of deposit	—	2,035,000	1,375,000	—	—	—
Federal funds sold	—	1,070,000	3,475,000	—	—	—
Securities purchased under agreements to resell	—	—	2,500,000	—	—	1,250,000

Investment securities:
U.S. agency obligations	27,853	—	—	—	—	—
U.S. government corporations	247,015	—	—	—	—	—
Government-sponsored enterprises	3,138,876	—	—	—	—	—
Supranational banks	417,224	—	—	—	—	—
Corporate bonds	810,387	—	—	—	—	—
HFA obligations	25,360	157,827	2,648	50,780	—	2,020
GSE MBS	6,509,919	—	—	—	—	—
Private-label MBS	296,807	98,298	140,401	144,044	1,290,981	—
ABS backed by home-equity loans	19,140	2,890	—	—	7,119	—

Total investments	$11,492,581	$3,364,084	$7,493,049	$194,824	$1,298,100	$1,252,020

(1)          Ratings are obtained from Moody’s, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.

(2)          The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank’s investment securities with a long-term credit rating below investment grade as of June 30, 2010 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value

As of June 30, 2010

(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade

Private-label MBS	$54,502	$194,231	$656,405	$287,548	$98,295	$1,290,981
ABS backed by home-equity loans	387	4,630	1,607	495	—	7,119

Total	$54,889	$198,861	$658,012	$288,043	$98,295	$1,298,100

Of the Bank’s $9.8 billion in par value of MBS and ABS investments at June 30, 2010, $3.3 billion in par value are private-label MBS. Of this amount, $2.7 billion in par value are securities backed primarily by Alt-A loans, while $552.8 million in par value are backed primarily by prime loans. Only $30.5 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revises the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBanks’ OTTI Governance Committee in accordance with the related Finance Agency guidance. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments of the 2009 Annual Report on Form 10-K for additional information on the FHLBanks’ OTTI Governance Committee and related Finance Agency guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds, too, have been modeled using the same credit assumptions applied to Alt-A collateral. Four of these bonds, with a total par value of $69.4 million as of June 30, 2010, were deemed to be other-than-temporarily impaired as of June 30, 2010. These bonds are reported as prime in the various tables in this section. In addition, one bond classified as Alt-A collateral by S&P, of which the Bank held $5.1 million in par value as of June 30, 2010, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables in this section in accordance with S&P’s classification. The Bank does not hold any collateralized debt obligations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for information on the Bank’s key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

The following table stratifies the Bank’s private-label MBS by credit rating.

Credit Ratings of Private-Label MBS at Amortized Cost

As of June 30, 2010

(dollars in thousands)

Collateral Type and Credit Rating	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency % (1)
ABS backed by home equity loans:
Subprime AAA	$19,140	$(5,424)	26.33%
Subprime AA	2,890	(902)	22.89
Subprime BB	387	(58)	13.99
Subprime B	4,630	(1,501)	20.81
Subprime CCC	2,054	(783)	28.37
Subprime CC	869	(301)	30.70

Total ABS backed by home equity loans	29,970	(8,969)	25.33

Private-label residential MBS:
Prime AAA	128,853	(17,026)	8.63
Prime AA	45,601	(6,553)	8.21
Prime A	4,823	(1,279)	13.20
Prime BBB	29,230	(7,039)	4.75
Prime BB	16,241	(6,889)	33.39
Prime B	56,917	(3,589)	9.98
Prime CCC	143,628	(17,400)	16.26
Alt-A AAA	48,910	(5,682)	23.72
Alt-A AA	54,769	(13,905)	19.01
Alt-A A	146,000	(47,947)	25.79
Alt-A BBB	135,820	(48,944)	32.61
Alt-A BB	59,067	(21,987)	37.68
Alt-A B	227,851	(81,870)	46.90
Alt-A CCC	881,138	(304,356)	43.51
Alt-A CC	481,380	(161,484)	46.15
Alt-A D	155,694	(50,815)	44.82

Total private-label residential MBS	2,615,922	(796,765)	37.97

Private-label commercial MBS:
Prime AAA	119,046	(1,906)	5.02

Total private-label MBS	$2,764,938	$(807,640)	36.66%

(1)          Represents loans that are 60 days or more delinquent.

The following table provides a summary of credit ratings downgrades that have occurred during the period from July 1, 2010, through July 31, 2010, for the Bank’s private-label MBS.

Private-Label MBS

Downgraded and/or Placed on Negative Watch

from July 1, 2010 through July 31, 2010

(dollars in thousands)

	Based on Carrying Value as of June 30, 2010
	Downgraded and Stable	Downgraded and Placed on Negative Watch	Not Downgraded but Placed on Negative Watch

Private-label residential MBS:
Amount of private-label residential MBS rated below investment grade	$85,276	$—	$—
Percentage of total private-label residential MBS	4.6%	—%	—%

Total private-label MBS
Amount of private-label MBS rated below investment grade	$85,276	$—	$—
Percentage of total private-label MBS	4.3%	—%	—%

The Bank classifies private-label residential and commercial MBS and home equity loans as prime, Alt-A or subprime based on the originator’s classification at the time of origination or based on the classification by an NRSRO upon issuance of the MBS. In some instances, the NRSROs may have changed their classification subsequent to origination which would not necessarily be reflected in the following tables.

Unpaid Principal Balance of Private-Label MBS and Home Equity Loans by Fixed Rate or Variable Rate

as of June 30, 2010, and December 31, 2009

(dollars in thousands)

	June 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS
Prime	$28,578	$405,079	$433,657	$31,276	$436,655	$467,931
Alt-A	54,049	2,633,476	2,687,525	60,393	2,858,928	2,919,321
Total private-label residential MBS	82,627	3,038,555	3,121,182	91,669	3,295,583	3,387,252

Private-label commercial MBS
Prime	10,586	108,525	119,111	10,586	121,891	132,477

ABS backed by home equity loans
Subprime	—	30,542	30,542	—	31,542	31,542

Total par value of private-label MBS	$93,213	$3,177,622	$3,270,835	$102,255	$3,449,016	$3,551,271

The following table provides additional information related to the Bank’s MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of June 30, 2010, are stratified by year of issuance of the security.

Par Value of Private-Label MBS and

Home Equity Loan Investments by Year of Securitization

At June 30, 2010

(dollars in thousands)

	Triple-A	Double-A	Single-A	Triple-B	Below Investment Grade	Total
Private-label residential MBS
Prime
2007	$—	$—	$—	$25,781	$92,739	$118,520
2006	—	—	—	—	58,578	58,578
2005	15,082	—	—	—	57,336	72,418
2004 and prior	113,853	45,592	4,824	3,449	16,423	184,141
Total residential MBS prime	128,935	45,592	4,824	29,230	225,076	433,657

Alt-A
2007	17,862	—	—	—	737,710	755,572
2006	—	—	111	8,450	1,137,123	1,145,684
2005	16,948	23,728	124,156	120,142	426,726	711,700
2004 and prior	14,100	31,057	21,764	7,648	—	74,569
Total residential MBS Alt-A	48,910	54,785	146,031	136,240	2,301,559	2,687,525

Total private-label residential MBS	177,845	100,377	150,855	165,470	2,526,635	3,121,182

Home equity loans
Subprime
2004 and prior	19,149	2,891	—	—	8,502	30,542

Private-label commercial MBS
Prime
2004 and prior	119,111	—	—	—	—	119,111

Total prime	248,046	45,592	4,824	29,230	225,076	552,768

Total Alt-A	48,910	54,785	146,031	136,240	2,301,559	2,687,525

Total subprime	19,149	2,891	—	—	8,502	30,542

Total private-label MBS	$316,105	$103,268	$150,855	$165,470	$2,535,137	$3,270,835

The following table provides additional information related to the Bank’s private-label MBS and ABS with a long-term credit rating below investment grade.

Par Value of Private-Label MBS and

ABS Backed by Home Equity Loan Investments by Year of Securitization

For Securities Rated Below Investment Grade

At June 30, 2010

(dollars in thousands)

	Double-B	Single-B	Triple-C	Double-C	Single-D	Total Below Investment Grade
Private-label residential MBS
Prime
2007	$—	$17,002	$75,737	$—	$—	$92,739
2006	—	35,563	23,015	—	—	58,578
2005	—	4,335	53,002	—	—	57,337
2004 and prior	16,401	21	—	—	—	16,422
Total residential MBS prime	16,401	56,921	151,754	—	—	225,076

Alt-A
2007	—	43,816	274,804	327,985	91,105	737,710
2006	9,741	183,814	514,268	290,905	138,395	1,137,123
2005	49,464	36,249	258,749	82,264	—	426,726
Total residential MBS Alt-A	59,205	263,879	1,047,821	701,154	229,500	2,301,559

Total private-label residential MBS	75,606	320,800	1,199,575	701,154	229,500	2,526,635

ABS backed by home equity loans
Subprime
2004 and prior	388	4,629	2,321	1,164	—	8,502

Total private-label MBS	$75,994	$325,429	$1,201,896	$702,318	$229,500	$2,535,137

The following table provides the Bank’s private-label MBS by fair value as a percent of par value through June 30, 2010.

Fair Value as a Percent of Par Value by Year of Securitization

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
Private-label residential MBS
Prime
2007	90%	87%	86%	85%	82%
2006	90	88	88	86	81
2005	72	72	66	64	58
2004 and prior	84	82	80	80	75
Total prime	84	83	80	80	75

Alt-A
2007	50	51	51	50	46
2006	49	49	48	47	43
2005	64	62	60	58	52
2004 and prior	76	72	69	67	60
Total Alt-A	54	54	53	51	47

Total private-label residential MBS	58%	58%	57%	55%	51%

ABS backed by home equity loans
Subprime
2004 and prior	69%	68%	68%	66%	56%

Private-label commercial MBS
Prime
2004 and prior	99%	98%	97%	96%	90%

Total prime	87%	86%	84%	83%	78%

Total Alt-A	54%	54%	53%	51%	47%

Total subprime	69%	68%	68%	66%	56%

Total private-label MBS	60%	59%	58%	57%	52%

The following table shows the summary credit enhancements associated with the Bank’s private-label MBS and ABS, stratified by collateral type and vintage. Average current credit enhancements as of June 30, 2010, reflect the percentage of subordinated class outstanding balances as of June 30, 2010, to the Bank’s senior class holding outstanding balances as of June 30, 2010, weighted by the par value of the Bank’s respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of June 30, 2010, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank’s credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank’s investment before losses can no longer be absorbed by subordinate classes.

Private-Label Mortgage- and Asset-Backed Securities

Summary Credit Enhancements

As of June 30, 2010

(dollars in thousands)

	Par Value	Amortized Cost	Fair Value	Original Weighted Average Credit Support	Current Weighted Average Credit Support	Weighted Average Collateral Delinquency (1)
Private-label residential MBS:
Prime
2007	$118,519	$117,559	$106,103	10.37%	11.80%	9.83%
2006	58,578	55,221	52,680	11.09	11.48	12.09
2005	72,419	68,606	52,204	20.88	20.95	21.94
2004 and prior	184,141	183,907	154,587	7.11	15.31	9.84
Total prime	433,657	425,293	365,574	10.84	14.78	12.16

Alt-A
2007	755,572	566,420	381,408	26.41	16.99	48.31
2006	1,145,684	892,584	562,797	27.75	20.19	47.43
2005	711,700	657,056	453,899	27.04	27.29	29.47
2004 and prior	74,569	74,569	56,341	12.34	23.29	19.30
Total Alt-A	2,687,525	2,190,629	1,454,445	26.76	21.26	42.14

Total private-label residential MBS	3,121,182	2,615,922	1,820,019	24.54	20.36	37.97

ABS backed by home equity loans:
Subprime
2004 and prior	30,542	29,970	21,001	9.52	39.44	25.33

Private-label commercial MBS
Prime
2004 and prior	119,111	119,046	117,864	21.22	28.70	5.02

Total prime	552,768	544,339	483,438	13.07	17.78	10.62

Total Alt-A	2,687,525	2,190,629	1,454,445	26.76	21.26	42.14

Total subprime	30,542	29,970	21,001	9.52	39.44	25.33

Total private-label MBS	$3,270,835	$2,764,938	$1,958,884	24.28%	20.84%	36.66%

(1)          Represents loans that are 60 days or more delinquent.

Characteristics of Private-label MBS in a Gross Unrealized Loss Position

As of June 30, 2010

(dollars in thousands)

	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	June 30, 2010 % AAA	July 31, 2010 % AAA	July 31, 2010 % Investment Grade	July 31, 2010 % Below Investment Grade	July 31, 2010 % Watch List
Private-label residential MBS backed by:

Prime first lien	$430,081	$421,632	$(59,773)	12.02%	29.2%	29.2%	47.7%	52.3%	29.2%
Alt-A option ARM	992,792	880,755	(347,334)	45.74	0.2	0.2	15.5	84.5	60.4
Alt-A other	1,681,799	1,307,123	(389,658)	39.98	2.8	2.8	13.8	86.2	22.9

Total private-label residential MBS	3,104,672	2,609,510	(796,765)	37.95	5.6	5.6	19.0	81.0	35.8

Private-label commercial MBS backed by:

Prime first lien	108,525	108,525	(1,906)	5.32	100.0	100.0	100.0	—	—

ABS backed by home equity loans:

Subprime first lien	30,542	29,970	(8,969)	25.33	62.7	62.7	72.2	27.8	8.7

Total private-label MBS	$3,243,739	$2,748,005	$(807,640)	36.74%	9.3%	9.3%	22.2%	77.8%	34.3%

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of Mortgage-Backed Securities and

ABS Backed by Home Equity Loan Investments

Credit Ratings and Outlook

As of July 31, 2010

	Moody’s		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
Ambac Assurance Corporation	Caa2	Possible Upgrade	Removed		Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AAA	Negative	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	BB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed		Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank’s private-label MBS and ABS as of June 30, 2010.

Geographic Concentration of Private-Label Mortgage-and Asset-Backed Securities

June 30, 2010

State concentration
California	39.4%
Florida	12.9
New York	4.6
Virginia	3.7
Arizona	3.6
All Others	35.8

100.0%

Metropolitan Statistical Area
Los Angeles — Long Beach, CA	9.9%
Washington, D.C.-MD-VA-WV	5.6
Riverside — San Bernardino, CA	4.1
Orange County, CA	4.1
San Diego, CA	4.0
All Others	72.3

100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

Since 2008, actual and projected delinquency and foreclosure rates for prime, subprime, and Alt-A mortgages have increased significantly nationwide and while some of the rates of increase in some of these factors have recently slowed, they remain elevated as of the date of this report. In addition, home prices are severely depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the degree, direction, and duration of these loss trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities. Nonetheless, the average prices of these securities in the Bank’s portfolio have recovered somewhat in recent months as renewed leverage and limited supply have combined to tighten mortgage yield spreads to treasuries.

The following graph demonstrates how average prices changed with respect to various asset classes in the Bank’s MBS portfolio during the 12 months ended June 30, 2010:

Certain private-label MBS owned by the Bank are insured by monoline insurers, which insurance guarantees the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance is described in Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities.

The following table shows the Bank’s private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses

of Private-Label Mortgage-Backed Securities and

ABS Backed by Home Equity Loan Investments by Year of Securitization

At June 30, 2010

(dollars in thousands)

	Ambac Assurance Corp		Assured Guaranty Municipal Corp		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance Co.
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$80,493	$(18,424)	$17,862	$(1,446)	$—	$—	$—	$—	$—	$—
2006	16,756	(7,744)	—	—	—	—	—	—	—	—
2005	34,994	(13,490)	—	—	—	—	—	—	—	—
2004 and prior	1,695	(306)	—	—	—	—	—	—	—	—
Total Alt-A	133,938	(39,964)	17,862	(1,446)	—	—	—	—	—	—

Subprime
2004 and prior	2,374	(521)	7,193	(1,996)	15,234	(4,387)	4,630	(1,501)	1,111	(564)

Total private-label MBS	$136,312	$(40,485)	$25,055	$(3,442)	$15,234	$(4,387)	$4,630	$(1,501)	$1,111	$(564)

The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of June 30, 2010.

HFA Investments Insured by Financial Guarantors

Amortized Cost as of June 30, 2010

(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody’s/S&P) As of July 31, 2010	HFA Bonds

Ambac Assurance Corp.	Not Rated/Caa2/Removed	$29,133
Assured Guaranty Municipal Corp.	Not Rated/Aa3/AAA	121,452
National Public Finance Guarantee	Not Rated/Baa1/A	51,315

Total		$201,900

The following table provides the geographic concentration by state of the Bank’s HFA investments as of June 30, 2010.

State Concentration of HFAs

June 30, 2010

State concentration
Massachusetts	50.6%
Rhode Island	12.9
Connecticut	10.5
North Carolina	10.3
Maine	6.3
All Others	9.4

100.0%

Credit Risk — Mortgage Loans. The Bank is subject to credit risk on purchased mortgage loans acquired through the MPF program. All mortgage loans acquired under the MPF program are fixed-rate, fully amortizing mortgage loans. While Bank management believes that credit risk on this portfolio is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit-enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank’s allowance for credit losses pertaining to mortgage loans was $2.5 million and $2.1 million at June 30, 2010, and December 31, 2009, respectively. As of June 30, 2010, nonaccrual loans amounted to $52.6 million and consisted of 484 loans out of a total of approximately 31,000 loans. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information regarding the Bank’s delinquent loans. The Bank had charge-offs totaling $35,000 related to mortgage loans foreclosed upon during the six months ending June 30, 2010.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancement in place of the PFI and for primary MI coverage on individual loans. As of June 30, 2010, the Bank was the beneficiary of primary MI coverage on $220.4 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental MI coverage on mortgage pools with a total unpaid principal balance of $44.3 million. Eight MI companies provide all of the coverage under these policies.

As of July 31, 2010, all of these MI companies have a credit rating lower than A3 (or its equivalent) by at least one NRSRO. The table below shows the ratings of these companies as of July 31, 2010.

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

Mortgage-Insurance Companies That Provide MI Coverage

(dollars in thousands)

	Mortgage-Insurance	As of June 30, 2010
Mortgage-Insurance Company	Company Ratings (Fitch/Moody’s/S&P) As of July 31, 2010	Balance of Loans with Primary MI	Primary MI	Supplementary MI	MI Coverage	Percent of Total MI Coverage

Mortgage Guaranty Insurance Corporation	NR/Ba3/B+	$61,490	$13,219	$—	$13,219	27.1%

Genworth Mortgage Insurance Corporation	NR/Baa2/BBB-	61,303	14,330	—	14,330	29.4

CMG Mortgage Insurance Company	BBB/NR/BBB	23,251	5,482	—	5,482	11.3

PMI Mortgage Insurance Company	NR/B2/B+	21,178	4,407	—	4,407	9.0

United Guaranty Residential Insurance Corporation	NR/A3/BBB	20,243	4,507	—	4,507	9.2

Radian Guaranty Incorporated	NR/Ba3/B+	14,455	2,656	—	2,656	5.5

Republic Mortgage Insurance Company	BBB-/Ba1/BBB-	13,551	2,722	505	3,227	6.6

Triad Guaranty Insurance Corporation	NR/NR/NR	4,944	912	—	912	1.9

		$220,415	$48,235	$505	$48,740	100.0%

For additional information on the Bank’s credit risks from the Bank’s purchases of mortgage loans, see Item 7A —Quantitative and Qualitative Disclosures About Market Risks — Credit Risk — Credit Risk —Mortgage Loans in the 2009 Annual Report on Form 10-K.

Credit Risk — Derivative Instruments. The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody’s. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank’s exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks.

See Item 1 — Notes to the Financial Statements — Note 8— Derivatives and Hedging Activities for additional information on the Bank’s credit risks from its derivative instruments.

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

Derivative Instruments

(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of June 30, 2010
Interest-rate-exchange agreements: (1)
Double-A	$8,486,337	6	$21,822
Single-A	18,240,621	8	310
Total interest-rate-exchange agreements	26,726,958	14	22,132
Mortgage-loan-purchase commitments (2)	19,765	—	255

Total derivatives	$26,746,723	14	$22,387

As of December 31, 2009
Interest-rate-exchange agreements: (1)
Double-A	$7,922,108	6	$16,677
Single-A	19,749,557	8	126
Total interest-rate-exchange agreements	27,671,665	14	16,803
Mortgage-loan-purchase commitments (2)	3,706	—	—

Total derivatives	$27,675,371	14	$16,803

(1)          Ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

(2)          Total fair-value exposures related to mortgage-loan-purchase commitments are offset by pair-off fees from the Bank’s members.

(3)          Total net exposure at fair value has been netted with cash collateral received from derivative counterparties.

As of June 30, 2010, and December 31, 2009, the following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	June 30, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value

Barclays Bank PLC	$4,009,225	15.0%	$(62,689)
Deutsche Bank AG	3,756,815	14.1	(300,590)
UBS AG	3,151,725	11.8	(12,716)
Citigroup Financial Products, Inc	3,071,690	11.5	(71,074)
JP Morgan Chase Bank	3,033,400	11.4	(79,351)
Goldman Sachs Capital Markets, L.P.	2,826,775	10.6	(92,754)

	December 31, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value

Deutsche Bank AG	$4,139,597	15.0%	$(225,107)
Barclays Bank PLC	3,746,575	13.5	(64,929)
Bank of America, N.A	3,068,404	11.1	(53,198)
JP Morgan Chase Bank	3,021,200	10.9	(85,009)
UBS AG	2,950,975	10.7	(17,368)

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

Contingent Credit Risk — Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state HFAs whereby the Bank, for a fee, agrees to purchase and hold the agencies’ unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $560.8 million at June 30, 2010, of which $556.2 million were to one HFA. All of the bonds underlying the $556.2 million commitments to this one HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation which has been downgraded below triple-A. The bond underlying the $4.6 million to the other HFA is split-rated AAA/Aa3, which reflects the ratings of the bond’s financial guarantor, Assured Guaranty Municipal Corp.

Market and Interest-Rate Risk

Sources and Types of Market and Interest-Rate Risk

The Bank’s balance sheet is comprised of different portfolios that require different types of market and interest-rate-risk management strategies. Sources and types of market and interest- rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Market and Interest-Rate Risk in the 2009 Annual Report on Form 10-K.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At June 30, 2010, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $14.3 billion, compared with $13.3 billion at December 31, 2009. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.4 billion and $2.9 billion at June 30, 2010, and December 31, 2009, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At June 30, 2010, and December 31, 2009, this portfolio of investments had an amortized cost of $1.2 billion and $1.1 billion, respectively.

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

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At June 30, 2010, the Bank had no receiver swaptions.

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

When the Bank executes transactions to purchase mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of June 30, 2010, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term consolidated discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $13.4 billion, or 35.2 percent of the Bank’s total outstanding CO bonds at June 30, 2010, down from $13.9 billion, or 39.0 percent of total outstanding CO bonds, at December 31, 2009. There was no discount note debt used in conjunction with interest-rate-exchange agreements at June 30, 2010. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $935.0 million, or 4.2 percent of the Bank’s total outstanding CO discount notes, at December 31, 2009. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank’s Value at risk (VaR) calculations, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

Measurement of Market and Interest-Rate Risk

The Bank measures its exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, spreads, and market prices. The Bank also measures the duration gap of its mortgage-loan portfolio, including all assigned funding and hedging transactions.

For a description of the information systems the Bank uses to evaluate its market- and interest-rate risks, see Item 7A —Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2009 Annual Report on Form 10-K.

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

The ratio of MVE to BVE is one of the metrics used to track the Bank’s potential future exposure to losses or reduced net income. For purposes of measuring this ratio, the BVE is equal to the Bank’s permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. Therefore, BVE excludes accumulated other comprehensive loss. At June 30, 2010, the Bank’s MVE was $3.3 billion and its BVE was $3.9 billion. At December 31, 2009, the Bank’s MVE was $2.9 billion and its BVE was $3.9 billion. The Bank’s ratio of MVE to BVE was 82.8 percent at June 30, 2010, up from 74.8 percent at December 31, 2009. The primary drivers for the improvement in the Bank’s MVE to BVE ratio since December 31, 2009, were:

•                  appreciation in the prices associated with the Bank’s private-label MBS. As liquidity began to return to the market for this investment class, driven by U.S. government responses to the continuing economic recession, such as the establishment of the Public-Private Investment Program, certain terms of which are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments of the 2009 Annual Report on Form 10-K, prices on the Bank’s private-label MBS holdings increased, improving the MVE to BVE ratio from the December 31, 2009, level; and

•                  the broad-based decline in market yields experienced over the course of the first two quarters of 2010.

The following chart indicates the improvement in the Bank’s MVE/BVE and MVE/Par Stock ratios over the preceding quarters, reflecting the factors listed previously. Also presented within the chart is the Bank’s MVE as a percentage of par stock, defined as member stock inclusive of mandatorily redeemable capital stock.

Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario’s likelihood.

VaR is defined, consistent with Finance Agency regulations, to be equal to the ninety-ninth percentile potential reduction in MVE based on a set of stress scenarios based on historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to the beginning of 1978. The Bank’s risk-management policy requires that VaR not exceed $275.0 million.

The table below presents the historical simulation VaR estimate as of June 30, 2010, and December 31, 2009, which represents the estimates of potential reduction to the Bank’s MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of then current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk
	(Gain) Loss Exposure
	June 30, 2010		December 31, 2009
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million

50%	(0.12)%	$(3.8)	(0.21)%	$(6.1)
75%	0.63	20.4	1.61	46.8
95%	2.03	66.1	4.67	135.5
99%	2.77	90.0	7.16	207.4

(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank’s potential losses to MVE due to changes in interest rates and other market factors declined to $90.0 million as of June 30, 2010, from $207.4 million as of December 31, 2009.

The primary drivers of the decrease in VaR at June 30, 2010, were:

•                  The broad-based decline in market yields experienced over the course of the first two quarters of 2010, which improved the valuation of longer-term assets;  and

•                  the extension of the Bank’s liabilities over the course of the first half of 2010 to reduce refunding concentrations and to take advantage of periodic flattening of longer-term rates.

A further measure of market risk employed by the Bank is its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank’s assets and liabilities for parallel +/- 50 basis-point shifts in interest rates. A positive duration of equity indicates that the Bank’s MVE depreciates in increasing-rate scenarios, and the converse holds true for declining-rate environments. As of June 30, 2010, the Bank’s duration of equity was +2.1 years, compared with +4.7 years at December 31, 2009, indicating that the Bank depreciates in value in those VaR scenarios that incorporate increasing-rate environments. As noted above, the decline in market yields experienced to date in 2010 and the actions by the Bank to extend its funding liabilities at such times of lower rates both served to reduce the Bank’s duration of equity from its December 31, 2009, level.

The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank’s interest-rate risk exposure, the Bank removes noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2008 and 2009. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank’s interest-rate risk profile than those inclusive of current spreads. As of June 30, 2010, management VaR stood at $80.9 million and management duration of equity was +1.8 years.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank’s funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporarily impaired charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank’s projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for June 30, 2010, showed that in the worst-case scenario, the Bank’s return on equity falls to 120 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank’s return on equity does not reflect the potential impact of future credit losses.

Over the second half of 2009 and the first half of 2010, the Bank sought to reduce its net interest income exposure to a prolonged period of U.S. Federal Reserve accommodative policy and its attendant maintenance of lower market yields. The Bank has deliberately mismatched by one year the maturity of some of its investments in GSE-issued securities, advances, debt issued under the FDIC’s Temporary Liquidity Guarantee Program, and other similar investments with the associated liabilities. This strategy is intended to prevent a significant reduction in the Bank’s net interest spread in the event that interest rates remain at current low levels for an extended period. The Bank’s net interest income sensitivity profile is traditionally asset sensitive so that increases in market rates tend to benefit income but reduce net interest income when yields are low. Therefore, the determination to add longer term assets without closely matched funding terms is expected to mitigate the detrimental impact of a low interest rate environment on net interest income. As of June 30, 2010, the Bank had $3.9 billion in assets purchased as a means to deliberately extend its duration of equity.

Liquidity Risk

Information regarding liquidity risk is provided in Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank’s regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. Under Finance Agency regulations, the Bank’s board of directors is also required to adopt an operating capital ratio range, which defines the minimum and maximum capital ratio under which the Bank will operate. In 2009, prior to July 24, the Bank’s operating capital ratio range had been set at a minimum capital ratio of 4.0 percent and a maximum capital ratio of 5.5 percent. On July 24, 2009, the Bank’s board of directors increased the upper bound of this range to 7.5 percent in light of the recent decline in advances, the Federal Reserve Board’s implementation of certain amendments to Regulation D that prohibit earnings on the Bank’s deposits with the Federal Reserve Banks, and the Bank’s continuing moratorium on the repurchase of excess capital stock shares. Further, the Bank has adopted a minimum capital level in excess of regulatory requirements. This adopted minimum capital level requires the Bank to maintain a minimum regulatory capital level equal to 4 percent of its total assets plus its retained earnings target, an amount equal to $3.5 billion at June 30, 2010. The Bank’s actual regulatory capital level was $3.9 billion at June 30, 2010, so the Bank was in excess of the adopted minimum capital level by $416.4 million on that date. Leverage limits are included in the Bank’s board-approved risk-management policy and ratios are reported to the board of directors monthly.

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

As described in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Increasing delinquency and loss severity trends experienced on the loans underlying the MBS, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses thereby causing other-than-temporary impairment losses from certain of these securities. The Bank recognized credit losses of $30.4 million for private-label MBS that management determined were other-than-temporarily impaired for the quarter ended June 30, 2010. If macroeconomic trends or collateral credit performance within the Bank’s private-label MBS portfolio deteriorate further than currently anticipated, even more stressful assumptions including but not limited to lower house prices, higher loan default rates, and higher loan-loss severities may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which may be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank would be projected to realize an additional $117.2 million in credit losses.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        [Removed and Reserved]

Item 5.        Other Information

None

Item 6.        Exhibits

10.1	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date		FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

August 12, 2010	By:	/s/ Edward A. Hjerpe III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2010	By:	/s/ Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)