Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Boston
filed 2010-11-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51402
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2010
Class B Stock, par value $100	37,504,737

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CONDITION
(dollars and shares in thousands, except par value)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$5,719	$191,143
Interest-bearing deposits	51	81
Securities purchased under agreements to resell	5,200,000	1,250,000
Federal funds sold	4,440,000	5,676,000
Investments:
Trading securities	4,483,194	107,338
Available-for-sale securities - includes $102,818 and $82,148 pledged as collateral at September 30, 2010, and December 31, 2009, respectively that may be repledged	7,532,763	6,486,632
Held-to-maturity securities - includes $134,966 and $118,211 pledged as collateral at September 30, 2010, and December 31, 2009, respectively that may be repledged (a)	6,627,275	7,427,413
Advances	30,205,259	37,591,461
Mortgage loans held for portfolio, net of allowance for credit losses of $2,900 and $2,100 at September 30, 2010, and December 31, 2009, respectively	3,274,414	3,505,975
Accrued interest receivable	144,434	147,689
Resolution Funding Corporation (REFCorp) prepaid assessment	19,495	40,236
Premises, software, and equipment, net	4,649	5,840
Derivative assets	17,995	16,803
Other assets	47,399	40,389
Total Assets	$62,002,647	$62,487,000
LIABILITIES
Deposits:
Interest-bearing	$712,219	$754,976
Non-interest-bearing	31,690	17,481
Total deposits	743,909	772,457
Consolidated obligations:
Bonds	39,031,906	35,409,147
Discount notes	17,751,082	22,277,685
Total consolidated obligations, net	56,782,988	57,686,832
Mandatorily redeemable capital stock	86,608	90,896
Accrued interest payable	170,338	178,121
Affordable Housing Program (AHP) payable	23,431	23,994
Derivative liabilities	905,572	768,309
Other liabilities	114,890	202,333
Total liabilities	58,827,736	59,722,942
Commitments and contingencies (Note 16)
CAPITAL
Capital stock - Class B - putable ($100 par value), 36,623 shares and 36,431 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	3,662,292	3,643,101
Retained earnings	225,569	142,606
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(15,508)	(90,060)
Net unrealized loss relating to hedging activities	(345)	(356)
Net noncredit portion of other-than-temporary impairment losses on investment securities	(696,081)	(929,508)
Pension and postretirement benefits	(1,016)	(1,725)
Total accumulated other comprehensive loss	(712,950)	(1,021,649)
Total capital	3,174,911	2,764,058
Total Liabilities and Capital	$62,002,647	$62,487,000
(a)   Fair values of held-to-maturity securities were $6,755,534 and $7,422,681 at September 30, 2010, and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$105,897	$132,797	$313,989	$551,408
Prepayment fees on advances, net	5,342	1,004	7,529	8,614
Interest-bearing deposits	—	80	—	10,855
Securities purchased under agreements to resell	2,772	1,074	4,174	4,364
Federal funds sold	2,306	3,075	9,032	6,602
Investments:
Trading securities	5,249	638	9,878	2,111
Available-for-sale securities	19,998	2,641	52,683	8,178
Held-to-maturity securities	40,148	57,195	131,086	174,675
Prepayment fees on investments	3	353	34	501
Mortgage loans held for portfolio	41,074	46,470	126,646	148,474
Other	—	—	—	1
Total interest income	222,789	245,327	655,051	915,783
INTEREST EXPENSE
Consolidated obligations:
Bonds	138,855	148,959	413,334	545,448
Discount notes	8,354	14,351	23,085	145,845
Deposits	252	149	521	604
Other borrowings	8	49	11	150
Total interest expense	147,469	163,508	436,951	692,047
NET INTEREST INCOME	75,320	81,819	218,100	223,736
Provision for credit losses	453	400	888	1,300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	74,867	81,419	217,212	222,436
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(2,684)	(175,778)	(41,397)	(1,281,435)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(3,192)	1,588	(17,745)	909,807
Net impairment losses on investment securities recognized in income	(5,876)	(174,190)	(59,142)	(371,628)
Loss on early extinguishment of debt	—	(66)	—	(66)
Service fees	1,890	925	5,036	2,750
Net unrealized gains on trading securities	8,357	192	18,798	1,580
Net losses on derivatives and hedging activities	(9,113)	(123)	(26,402)	(2,116)
Other	85	125	223	262
Total other loss	(4,657)	(173,137)	(61,487)	(369,218)
OTHER EXPENSE
Operating	12,048	12,106	37,009	41,145
Finance Agency and Office of Finance	1,577	1,284	4,905	4,167
Other	319	312	889	969
Total other expense	13,944	13,702	42,803	46,281
INCOME (LOSS) BEFORE ASSESSMENTS	56,266	(105,420)	112,922	(193,063)
AHP	4,593	—	9,218	—
REFCorp	10,335	—	20,741	—
Total assessments	14,928	—	29,959	—
NET INCOME (LOSS)	$41,338	$(105,420)	$82,963	$(193,063)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CAPITAL
THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(dollars and shares in thousands)
(unaudited)

	Capital Stock Class B - Putable			Accumulated Other Comprehensive Loss
	Shares	Par Value	Retained Earnings		Total Capital
BALANCE, JUNE 30, 2009	36,155	$3,615,466	$241,714	$(1,257,593)	$2,599,587
Proceeds from sale of capital stock	134	13,428			13,428
Comprehensive loss:
Net loss			(105,420)		(105,420)
Other comprehensive income:
Net unrealized gains on available-for-sale securities				19,086	19,086
Noncredit portion of other-than-temporary impairment losses on investment securities				(133,305)	(133,305)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				131,717	131,717
Accretion of noncredit portion of impairment losses on investment securities				97,747	97,747
Reclassification adjustment for previously deferred hedging gains and losses included in income				4	4
Pension and postretirement benefits				237	237
Total comprehensive income					10,066
BALANCE, SEPTEMBER 30, 2009	36,289	$3,628,894	$136,294	$(1,142,107)	$2,623,081

BALANCE, JUNE 30, 2010	36,589	$3,658,866	$184,231	$(806,144)	$3,036,953
Proceeds from sale of capital stock	34	3,426			3,426
Comprehensive income:
Net income			41,338		41,338
Other comprehensive income:
Net unrealized gains on available-for-sale securities				23,888	23,888
Noncredit portion of other-than-temporary impairment losses on investment securities				(1,216)	(1,216)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				4,408	4,408
Accretion of noncredit portion of impairment losses on investment securities				65,985	65,985
Reclassification adjustment for previously deferred hedging gains and losses included in income				4	4
Pension and postretirement benefits				125	125
Total comprehensive income					134,532
BALANCE, SEPTEMBER 30, 2010	36,623	$3,662,292	$225,569	$(712,950)	$3,174,911

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CAPITAL
NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(dollars and shares in thousands)
(unaudited)

	Capital Stock Class B - Putable		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value			Total Capital
BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$(134,746)	$3,430,225
Cumulative effect of adjustments to opening balance			349,106	(349,106)	—
Proceeds from sale of capital stock	432	43,202			43,202
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Reclassification of net shares from mandatorily redeemable capital stock	25	2,520			2,520
Comprehensive loss:
Net loss			(193,063)		(193,063)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				23,171	23,171
Noncredit portion of other-than-temporary impairment losses on investment securities				(1,093,703)	(1,093,703)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				183,896	183,896
Accretion of noncredit portion of impairment losses on investment securities				225,719	225,719
Reclassification adjustment for previously deferred hedging gains and losses included in income				20	20
Pension and postretirement benefits				2,642	2,642
Total comprehensive loss					(851,318)
BALANCE, SEPTEMBER 30, 2009	36,289	$3,628,894	$136,294	$(1,142,107)	$2,623,081

BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$(1,021,649)	$2,764,058
Proceeds from sale of capital stock	192	19,191			19,191
Comprehensive income:
Net income			82,963		82,963
Other comprehensive income:
Net unrealized gains on available-for-sale securities				74,552	74,552
Noncredit portion of other-than-temporary impairment losses on investment securities				(31,756)	(31,756)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				49,501	49,501
Accretion of noncredit portion of impairment losses on investment securities				215,682	215,682
Reclassification adjustment for previously deferred hedging gains and losses included in income				11	11
Pension and postretirement benefits				709	709
Total comprehensive income					391,662
BALANCE, SEPTEMBER 30, 2010	36,623	$3,662,292	$225,569	$(712,950)	$3,174,911

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$82,963	$(193,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,883	(244,103)
Provision for credit losses on mortgage loans	888	1,300
Change in net fair-value adjustments on derivatives and hedging activities	30,672	18,170
Net impairment losses on investment securities recognized in income	59,142	371,628
Other adjustments	(226)	(162)
Net change in:
Market value of trading securities	(18,798)	(1,580)
Accrued interest receivable	3,255	159,741
Other assets	2,320	6,341
Net derivative accrued interest	(1,483)	88,077
Accrued interest payable	(7,783)	(75,980)
Other liabilities	21,010	(14,951)
Total adjustments	95,880	308,481
Net cash provided by operating activities	178,843	115,418
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	30	3,278,950
Securities purchased under agreements to resell	(3,950,000)	2,000,000
Federal funds sold	1,236,000	(5,290,000)
Premises, software, and equipment	(225)	(782)
Trading securities:
Net increase in short-term	(4,210,000)	—
Proceeds from maturities	3,686	7,174
Purchases	(150,744)	—
Available-for-sale securities:
Net decrease (increase) in short-term	2,600,000	(545,000)
Proceeds from maturities	369,479	34,865
Proceeds from sales	—	21,685
Purchases	(3,827,482)	(582,627)
Held-to-maturity securities:
Net increase in short-term	—	(280,000)
Proceeds from maturities	1,694,008	1,406,548
Purchases	(812,019)	(774,192)
Advances to members:
Proceeds	114,511,345	272,019,264
Disbursements	(106,952,575)	(253,309,443)
Mortgage loans held for investment:
Proceeds	494,829	802,212
Purchases	(275,542)	(305,131)
Proceeds from sale of foreclosed assets	7,469	5,894
Net cash provided by investing activities	738,259	18,489,417
FINANCING ACTIVITIES
Net change in deposits	(16,524)	35,741
Net payments on derivative contracts with a financing element	(29,425)	(20,287)
Net proceeds from issuance of consolidated obligations:
Discount notes	939,738,636	976,309,977
Bonds	26,303,500	17,988,528
Bonds transferred from other FHLBanks	114,729	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(944,260,672)	(994,982,508)
Bonds	(22,967,673)	(17,953,645)
Proceeds from issuance of capital stock	19,191	43,202
Payments for redemption of mandatorily redeemable capital stock	(4,288)	—
Payments for repurchase/redemption of capital stock	—	(1,548)
Net cash used in financing activities	(1,102,526)	(18,580,540)
Net (decrease) increase in cash and due from banks	(185,424)	24,295
Cash and due from banks at beginning of the year	191,143	5,735
Cash and due from banks at period end	$5,719	$30,030
Supplemental disclosures:
Interest paid	$439,192	$945,534
AHP payments	$7,889	$5,877
Noncash transfers of mortgage loans held for investment to real estate owned (REO)	$9,546	$5,291

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The unaudited financial statements should be read in conjunction with the Bank's audited financial statements and related notes in the Bank's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the SEC) on March 22, 2010 (the 2009 Annual Report on Form 10-K).

Note 2 — Recently Issued Accounting Standards and Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010, for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011, for the Bank). The adoption of this amended guidance will likely result in increased financial statement disclosures, but is not expected to affect the Bank's financial condition, results of operations or cash flows.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance was effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010, for the Bank). Adoption of this guidance did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Fair-Value Measurements and Disclosures-Improving Disclosures about Fair-Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair-value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describes the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair-value measurements using significant unobservable inputs; clarifies existing fair-value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010, for the Bank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The Bank's adoption of this amended guidance will result in increased annual and interim financial statement disclosures but will not affect the Bank's results of operations, financial condition, or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for variable interest entities. An entity must first perform a qualitative analysis in determining whether it must consolidate a variable interest entity, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an entity continually evaluate variable interest entities for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity's involvement with a variable interest entity affects its financial statements and its exposure to risks. The Bank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Key provisions of the guidance include (1) the removal of the concept of qualifying special purpose entities, (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. The guidance is effective as of the beginning of the first annual reporting period after November 15, 2009 (January 1, 2010, for the Bank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Bank adopted this guidance as of January 1, 2010. Its adoption did not have a material impact on the Bank's financial condition, results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Trading securities as of September 30, 2010, and December 31, 2009, were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Certificates of deposit	$4,209,954	$—
Mortgage-backed securities
U.S. government-guaranteed - residential	22,025	23,972
Government-sponsored enterprises - residential	9,047	10,458
Government-sponsored enterprises - commercial	242,168	72,908
	273,240	107,338

Total	$4,483,194	$107,338

Net unrealized gains on trading securities for the nine months ended September 30, 2010 and 2009, amounted to $18.8 million and $1.6 million for securities held on September 30, 2010 and 2009, respectively.

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2010, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Supranational banks	$479,540	$—	$(43,800)	$435,740
Corporate bonds (1)	1,170,987	8,334	—	1,179,321
U.S. government corporations	304,991	—	(43,658)	261,333
Government-sponsored enterprises	3,503,738	72,729	(17,375)	3,559,092
	5,459,256	81,063	(104,833)	5,435,486
Mortgage-backed securities
U.S. government guaranteed - residential	73,621	370	—	73,991
Government-sponsored enterprises - residential	1,704,908	9,378	(67)	1,714,219
Government-sponsored enterprises - commercial	310,486	64	(1,483)	309,067
	2,089,015	9,812	(1,550)	2,097,277
Total	$7,548,271	$90,875	$(106,383)	$7,532,763
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

The following table summarizes available-for-sale securities with unrealized losses as of September 30, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Supranational banks	$—	$—	$435,740	$(43,800)	$435,740	$(43,800)
U.S. government corporations	—	—	261,333	(43,658)	261,333	(43,658)
Government-sponsored enterprises	—	—	111,323	(17,375)	111,323	(17,375)
	—	—	808,396	(104,833)	808,396	(104,833)
Mortgage-backed securities
Government-sponsored enterprises - residential	42,789	(67)	—	—	42,789	(67)
Government-sponsored enterprises - commercial	53,415	(7)	229,859	(1,476)	283,274	(1,483)
	96,204	(74)	229,859	(1,476)	326,063	(1,550)
Total temporarily impaired	$96,204	$(74)	$1,038,255	$(106,309)	$1,134,459	$(106,383)

The Bank evaluates individual available-for-sale investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions, the Bank performs an analysis to determine if any of these securities are at risk for other-than-temporary impairment.

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at September 30, 2010. The Bank's available-for-sale securities portfolio has experienced unrealized losses that reflect the impact of normal yield and spread fluctuations attendant with security markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of September 30, 2010:

•      Debentures issued by a supranational entity that were in an unrealized loss position as of September 30, 2010, are expected to return contractual principal and interest,and such supranational entity is rated triple-A by each of the three nationally recognized statistical rating organizations (NRSROs).

•    Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated triple-A by the three NRSROs. These ratings reflect the U.S. government's implicit support of the government corporation as well as the entity's underlying business and financial risk.

•    The Bank has concluded that the probability of default on issued debt for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as government-sponsored enterprises (GSEs) and their support from the U.S. government. Further, mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac are backed by mortgage loans conforming with those GSEs' underwriting requirements and the GSEs' credit guarantees as to full return of principal and interest.

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

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at September 30, 2010, and December 31, 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$519,937	$523,854	$2,600,000	$2,600,000
Due after one year through five years	4,026,089	4,103,235	2,366,921	2,356,577
Due after five years through 10 years	—	—	—	—
Due after 10 years	913,230	808,397	776,701	700,034
	5,459,256	5,435,486	5,743,622	5,656,611
Mortgage-backed securities	2,089,015	2,097,277	833,070	830,021
Total	$7,548,271	$7,532,763	$6,576,692	$6,486,632

As of September 30, 2010, the amortized cost of the Bank's available-for-sale securities included net premiums of $128.6 million. Of that amount, $134.0 million of net premiums related to non-MBS and $5.4 million of net discounts related to MBS. As of December 31, 2009, the amortized cost of the Bank's available-for-sale securities included net premiums of $80.8 million. Of that amount, $82.7 million of net premiums relate to non-MBS and $1.9 million of net discounts relate to MBS.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$26,486	$—	$26,486	$2,543	$—	$29,029
State or local housing-finance-agency obligations	236,121	—	236,121	657	(50,482)	186,296
Government-sponsored enterprises	73,028	—	73,028	2,764	—	75,792
	335,635	—	335,635	5,964	(50,482)	291,117
Mortgage-backed securities
U.S. government guaranteed -residential	69,818	—	69,818	1,226	—	71,044
Government-sponsored enterprises - residential	3,125,225	—	3,125,225	87,685	(1,477)	3,211,433
Government-sponsored enterprises - commercial	1,170,106	—	1,170,106	100,996	—	1,271,102
Private-label - residential	2,498,556	(695,363)	1,803,193	113,926	(121,544)	1,795,575
Private-label - commercial	94,332	—	94,332	888	(1,077)	94,143
Asset-backed securities (ABS) backed by home equity loans	29,684	(718)	28,966	152	(7,998)	21,120
	6,987,721	(696,081)	6,291,640	304,873	(132,096)	6,464,417
Total	$7,323,356	$(696,081)	$6,627,275	$310,837	$(182,578)	$6,755,534

Held-to-maturity securities as of December 31, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$30,801	$—	$30,801	$2,260	$—	$33,061
State or local housing-finance-agency obligations	246,257	—	246,257	749	(31,876)	215,130
Government-sponsored enterprises	18,897	—	18,897	—	(300)	18,597
	295,955	—	295,955	3,009	(32,176)	266,788
Mortgage-backed securities
U.S. government guaranteed -residential	98,610	—	98,610	154	(367)	98,397
Government-sponsored enterprises - residential	3,766,047	—	3,766,047	64,456	(14,545)	3,815,958
Government-sponsored enterprises - commercial	1,106,319	—	1,106,319	65,646	—	1,171,965
Private-label - residential	2,926,608	(928,532)	1,998,076	134,435	(212,175)	1,920,336
Private-label - commercial	132,405	—	132,405	37	(4,507)	127,935
ABS backed by home equity loans	30,977	(976)	30,001	136	(8,835)	21,302
	8,060,966	(929,508)	7,131,458	264,864	(240,429)	7,155,893
Total	$8,356,921	$(929,508)	$7,427,413	$267,873	$(272,605)	$7,422,681

The following table summarizes the held-to-maturity securities with unrealized losses as of September 30, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$—	$—	$145,554	$(50,482)	$145,554	$(50,482)

Mortgage-backed securities
Government-sponsored enterprises - residential	86,252	(203)	135,814	(1,274)	222,066	(1,477)
Private-label - residential	1,853	(638)	1,787,032	(703,127)	1,788,885	(703,765)
Private-label - commercial	—	—	82,731	(1,077)	82,731	(1,077)
ABS backed by home equity loans	—	—	21,120	(8,563)	21,120	(8,563)
	88,105	(841)	2,026,697	(714,041)	2,114,802	(714,882)
Total	$88,105	$(841)	$2,172,251	$(764,523)	$2,260,356	$(765,364)

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

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at September 30, 2010, and December 31, 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2010			December 31, 2009
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,266	$1,266	$1,277	$355	$355	$355
Due after one year through five years	74,890	74,890	77,794	24,030	24,030	23,811
Due after five years through 10 years	54,760	54,760	57,731	62,522	62,522	65,190
Due after 10 years	204,719	204,719	154,315	209,048	209,048	177,432
	335,635	335,635	291,117	295,955	295,955	266,788
Mortgage-backed securities	6,987,721	6,291,640	6,464,417	8,060,966	7,131,458	7,155,893
Total	$7,323,356	$6,627,275	$6,755,534	$8,356,921	$7,427,413	$7,422,681
(1)         Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive loss.

As of September 30, 2010, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $511.0 million. Of that amount, net premiums of $5.7 million relate to non-MBS and net discounts of $516.7 million relate to MBS. As of December 31, 2009, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $482.3 million. Of that amount, net premiums of $1.5 million relate to non-MBS and net discounts of $483.8 million relate to MBS.

Other-Than-Temporary Impairment Analysis of Held-to-Maturity Securities.

The Bank evaluates individual held-to-maturity securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers whether it intends to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions and for all residential private-label MBS, the Bank performs an analysis to determine if any of these securities are at risk for credit loss impairment.

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. As of September 30, 2010, none of the Bank's held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell the investments. Since it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Mortgage-Backed Securities. For MBS issued by GSEs, the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2010, all of the gross unrealized losses on such MBS are temporary. Additionally, based upon the Bank's assessment of the creditworthiness of the issuers of private-label commercial MBS, the credit ratings assigned by the NRSROs, and the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of private-label commercial MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, since the Bank does not believe that the declines in market value of these securities are attributable to credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis. As a result, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2010.

The FHLBanks' OTTI Governance Committee, which is comprised of representatives from all 12 FHLBanks, has reviewed and approved the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash-flow projections for analyzing credit losses and determining other-than-temporary impairment for all private-label residential MBS and home equity loan investments (including home equity ABS) to support consistency among the FHLBanks in these assessments. Certain private-label MBS backed by multifamily and commercial real estate loans, home equity lines of credit, and manufactured housing loans were outside of the scope of the FHLBanks' OTTI Governance Committee, and were analyzed for other-than-temporary impairment by each individual FHLBank owning securities backed by such collateral. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

In accordance with related guidance from the Federal Housing Finance Agency (the Finance Agency), the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying the Bank's other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco nor the FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank projects the expected cash flows for that security based on the Bank's expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. The Bank forms these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

Specifically, the Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. The following table summarizes the analyses of the FHLBanks contracted to perform cash-flow analysis for the Bank.

	As of September 30, 2010
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	174	$2,901,422	$2,414,221	$1,738,498	$1,737,103
FHLBank of Chicago	16	$25,384	$24,787	$24,271	$17,812
Bank's own cash-flow projections	14	$101,286	$85,551	$65,708	$58,003

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of the Bank's private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing-price forecast as of September 30, 2010, assumed current-to-trough home-price declines ranging from 0 percent to 10 percent over the next three-to nine-month period beginning July 1, 2010, per the respective states' CBSAs, which are based upon an assessment of the individual housing markets. Thereafter, home prices are projected to remain flat in the first year, and to increase 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year, and 4 percent in each subsequent year.

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

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are determined to be insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakened financial performance measures. Therefore, based on each insurer's financial strength, the Bank has established an expected time horizon in which each monoline insurer can continue to provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burnout period and is expressed in months. The burn-out period for each monoline insurer has been incorporated in the third-party cash-flow model, as a key input. Any cash-flow shortfalls that occurred beyond the end of the burnout period were considered not recoverable and the insured security was then deemed to be credit impaired.

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

•
Ambac — Since the second quarter of 2010, the Bank has placed no reliance on the financial guarantee from Ambac, as Ambac, with the consent of the Commissioner of Insurance for the State of Wisconsin, suspended payments to bond holders. Additionally, on November 8, 2010, Ambac filed a petition for bankruptcy. Accordingly, the burnout period is considered to be zero months for Ambac.

•
MBIA Insurance Corp (MBIA) — For the third quarter of 2010 the burnout period for MBIA is nine months, ending in June 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at September 30, 2010.

At each quarter-end, the Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank's variable-rate private-label MBS, the Bank uses a forward interest-rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. The Bank recorded an other-than-temporary impairment credit loss of $5.9 million for the quarter ended September 30, 2010.

For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive income (loss) is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which would result in a reclassification adjustment and the establishment of a new amount to be accreted. For the quarter ended September 30, 2010, the Bank accreted $66.0 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the quarter ended September 30, 2010, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $4.4 million for the quarter ended September 30, 2010.

For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2010 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings during the quarter ended September 30, 2010, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown.

	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Alt-A (1)
2007	5.8%	2.9 - 13.1%	81.9%	47.4 - 91.6%	51.7%	46.6 - 56.3%	13.4%	0.0 - 47.4%
2006	7.6	4.1 - 9.9	73.8%	60.2 - 86.8	52.0	46.4 - 55.1	10.6	0.0 - 45.3
2005	10.2	8.8 - 10.9	56.6%	48.8 - 72.3	46.6	37.5 - 52.9	22.8	11.4 - 47.6
2004 and prior	8.3	8.3	63.7%	63.7	46.9	46.9	40.5	40.5
Total	7.5%	2.9 - 13.1%	73.3%	47.4 - 91.6%	50.8%	37.5 - 56.3%	14.2%	0.0 - 47.6%

ABS backed by home equity loans
Subprime (1)
2004 and prior	12.7%	12.7%	34.9%	34.9%	91.4%	91.4%	16.1%	16.1%
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized in the quarter ending September 30, 2010 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	September 30, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS — Prime	$8,527	$8,474	$4,642	$5,128
Private-label residential MBS — Alt-A	706,181	536,013	340,951	367,446
ABS backed by home equity loans — Subprime	1,147	844	678	716
Total other-than-temporarily impaired securities	$715,855	$545,331	$346,271	$373,290

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2010, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	September 30, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS — Prime	$89,749	$82,384	$56,201	$63,691
Private-label residential MBS — Alt-A	2,269,325	1,774,903	1,105,723	1,208,599
ABS backed by home equity loans — Subprime	2,836	2,249	1,531	1,643
Total other-than-temporarily impaired securities	$2,361,910	$1,859,536	$1,163,455	$1,273,933

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized for the three months and nine months ended September 30, 2010, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Private-label residential MBS - Prime	$—	$(6)	$(6)	$(222)	$(1,396)	$(1,618)
Private-label residential MBS - Alt-A	(2,684)	(3,135)	(5,819)	(41,175)	(16,298)	(57,473)
ABS backed by home equity loans - Subprime	—	(51)	(51)	—	(51)	(51)
Total other-than-temporarily impaired securities	$(2,684)	$(3,192)	$(5,876)	$(41,397)	$(17,745)	$(59,142)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of other-than-temporary impairment charges were recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Balance at beginning of period	$514,937	$471,094
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	197
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	5,876	58,945
Reductions:
Securities matured during the period	(8,569)	(17,785)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(379)	(586)
Balance as of September 30, 2010	$511,865	$511,865

The following tables present a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended
	September 30, 2010	September 30, 2009
Balance, beginning of period	$(765,258)	$(1,129,353)
Amounts reclassified from (to) accumulated other comprehensive loss
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(1,216)	(133,305)
Reclassification adjustment of noncredit component of impairment losses included in net income (loss) relating to held-to-maturity securities	4,408	131,717
Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	3,192	(1,588)
Accretion of noncredit portion of impairment losses on held-to-maturity securities	65,985	97,747
Balance, end of period	$(696,081)	$(1,033,194)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Balance, beginning of period	$(929,508)	$—
Cumulative effect of adjustments to opening balance	—	(349,106)
Amounts reclassified from (to) accumulated other comprehensive loss
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(31,756)	(1,093,703)
Reclassification adjustment of noncredit component of impairment losses included in net income (loss) relating to held-to-maturity securities	49,501	183,896
Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	17,745	(909,807)
Accretion of noncredit portion of impairment losses on held-to-maturity securities	215,682	225,719
Balance, end of period	$(696,081)	$(1,033,194)

Note 6 — Advances

Redemption Terms. At September 30, 2010, and December 31, 2009, the Bank had advances outstanding, including AHP advances at interest rates ranging from zero percent to 8.37 percent and zero percent to 8.44 percent, respectively, as summarized below (dollars in thousands).

	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,960	0.64%	$10,316	0.43%
Due in one year or less	10,802,665	1.60	17,014,988	1.34
Due after one year through two years	3,793,482	3.08	4,802,734	3.04
Due after two years through three years	5,904,089	2.23	2,916,158	3.87
Due after three years through four years	2,539,539	3.56	5,518,784	2.32
Due after four years through five years	1,938,751	3.23	1,868,762	3.64
Thereafter	4,380,470	4.02	4,791,566	3.99
Total par value	29,364,956	2.56%	36,923,308	2.37%
Premiums	36,069		20,632
Discounts	(26,148)		(25,586)
Hedging adjustments	830,382		673,107
Total	$30,205,259		$37,591,461

The Bank offers advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At both September 30, 2010, and December 31, 2009, the Bank had callable advances outstanding totaling $11.5 million.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	September 30, 2010		December 31, 2009
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$5,960	0.0%	$10,316	0.0%
Due in one year or less	10,802,665	36.8	17,014,988	46.1
Due after one year through two years	3,804,982	13.0	4,802,734	13.0
Due after two years through three years	5,904,089	20.1	2,927,658	7.9
Due after three years through four years	2,533,039	8.6	5,518,784	15.0
Due after four years through five years	1,938,751	6.6	1,862,262	5.0
Thereafter	4,375,470	14.9	4,786,566	13.0
Total par value	$29,364,956	100.0%	$36,923,308	100.0%

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance at predetermined exercise dates, which the Bank typically would exercise when interest rates increase. At September 30, 2010, and December 31, 2009, the Bank had putable advances outstanding totaling $7.5 billion and $8.4 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	September 30, 2010		December 31, 2009
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$5,960	0.0%	$10,316	0.0%
Due in one year or less	16,366,290	55.7	22,710,413	61.5
Due after one year through two years	3,162,232	10.8	4,810,434	13.0
Due after two years through three years	5,191,739	17.7	2,042,108	5.5
Due after three years through four years	1,955,789	6.7	4,707,984	12.8
Due after four years through five years	1,478,501	5.0	1,314,762	3.6
Thereafter	1,204,445	4.1	1,327,291	3.6
Total par value	$29,364,956	100.0%	$36,923,308	100.0%

Security Terms. The Federal Home Loan Bank Act of 1932 (FHLBank Act) generally requires the Bank to obtain eligible collateral on advances sufficient to protect against losses. Further, the capital stock of the Bank owned by each borrowing member is pledged as additional collateral for the member's indebtedness to the Bank. At September 30, 2010, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value of $64.7 billion compared with $29.4 billion in outstanding advances. At December 31, 2009, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value of $73.8 billion compared with $36.9 billion in outstanding advances.

Credit Risk. While the Bank has never experienced a credit loss on an advance to a member or borrower, weakening economic conditions, severe credit market conditions, along with the expanded statutory collateral rules for CFIs and the incremental risk inherent in lending to housing associates, insurance companies, and CDFIs provide the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage credit risk including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the member's financial condition. Based on these policies and procedures, the Bank does not expect any losses on advances. Therefore, the Bank has not provided any allowance for losses on advances. The Bank's credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions.

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	September 30, 2010	December 31, 2009
Par amount of advances
Fixed-rate	$24,499,641	$33,318,472
Variable-rate	4,865,315	3,604,836
Total	$29,364,956	$36,923,308

Note 7 — Mortgage Loans Held for Portfolio

The Bank invests in fixed-rate single-family mortgages pursuant to the Mortgage Partnership Finance® (MPF®) program. All such mortgages are held-for-investment. These loans are generally serviced and credit-enhanced by the originating institution.

® “MPF Xtra” is a trademark and “Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.

The following tables present certain characteristics of the mortgage loans in which the Bank invests (dollars in thousands):

	September 30, 2010	December 31, 2009
Real estate
Fixed-rate 15-year single-family mortgages	$709,028	$821,978
Fixed-rate 20- and 30-year single-family mortgages	2,548,915	2,671,482
Premiums	27,469	25,802
Discounts	(7,991)	(9,444)
Deferred derivative gains and losses, net	(107)	(1,743)
Total mortgage loans held for portfolio	3,277,314	3,508,075
Less: allowance for credit losses	(2,900)	(2,100)
Total mortgage loans, net of allowance for credit losses	$3,274,414	$3,505,975

Some of the mortgage loans in which the Bank invests benefit from government insurance or guarantees. The following table compares those loans with loans that do not have such insurance or guarantees, which are referred to as conventional mortgage loans, at September 30, 2010, and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Conventional mortgage loans	$2,928,441	$3,157,564
Government-insured or guaranteed loans	329,502	335,896
Total par value	$3,257,943	$3,493,460

An analysis of the allowance for credit losses for the three months and nine months ended September 30, 2010 and 2009, follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$2,500	$1,250	$2,100	$350
Charge-offs	(53)	—	(88)	—
Provision for credit losses	453	400	888	1,300
Balance at end of period	$2,900	$1,650	$2,900	$1,650

Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage-loan agreement. At September 30, 2010, and December 31, 2009, the Bank had no recorded investments in impaired mortgage loans. Mortgage loans on nonaccrual status at September 30, 2010, and December 31, 2009, totaled $54.5 million and $45.0 million, respectively. REO at September 30, 2010, and December 31, 2009, totaled $6.5 million and $4.4 million, respectively. REO is recorded on the statement of condition in other assets at the lower of cost or fair value less estimated selling costs.

Sale of REO Assets. During the nine months ended September 30, 2010 and 2009, the Bank sold REO assets with a recorded carrying value of $6.8 million and $5.4 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $226 and $290,000 on the sale of REO assets during the nine months ended September 30, 2010 and 2009, respectively. Gains and losses on the sale of REO assets are recorded in other income.

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

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of September 30, 2010, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

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

The components of net losses on derivatives and hedging activities for the three and nine months ended September 30, 2010 and 2009, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2010	2009
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$841	$1,094
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(10,626)	(1,351)
Interest-rate caps or floors	(17)	(25)
Mortgage-delivery commitments	689	159
Total net losses related to derivatives not designated as hedging instruments	(9,954)	(1,217)
Net losses on derivatives and hedging activities	$(9,113)	$(123)

	Nine Months Ended September 30,
	2010	2009
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$2,215	$(130)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(30,135)	(1,640)
Interest-rate caps or floors	(34)	(41)
Mortgage-delivery commitments	1,552	(305)
Total net losses related to derivatives not designated as hedging instruments	(28,617)	(1,986)
Net losses on derivatives and hedging activities	$(26,402)	$(2,116)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on the Bank's net interest income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	For the Three Months Ended September 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(89,477)	$89,823	$346	$(90,661)
Investments	(44,726)	45,104	378	(12,512)
Deposits	248	(248)	—	383
Consolidated obligations - bonds	72,612	(72,495)	117	45,889
	$(61,343)	$62,184	$841	$(56,901)
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Three Months Ended September 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(57,167)	$57,412	$245	$(118,231)
Investments	(26,454)	26,719	265	(12,340)
Deposits	191	(191)	—	380
Consolidated obligations - bonds	41,408	(42,496)	(1,088)	48,828
Consolidated obligations - discount notes	(1,718)	3,390	1,672	3,704
	$(43,740)	$44,834	$1,094	$(77,659)
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(156,739)	$157,275	$536	$(301,060)
Investments	(133,693)	134,065	372	(38,261)
Deposits	726	(726)	—	1,173
Consolidated obligations - bonds	196,013	(194,787)	1,226	162,536
Consolidated obligations - discount notes	(67)	148	81	75
	$(93,760)	$95,975	$2,215	$(175,537)
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$263,564	$(263,959)	$(395)	$(312,402)
Investments	143,258	(142,101)	1,157	(34,438)
Deposits	(1,187)	1,187	—	1,063
Consolidated obligations - bonds	(115,914)	116,066	152	138,923
Consolidated obligations - discount notes	539	(1,583)	(1,044)	7,431
	$290,260	$(290,390)	$(130)	$(199,423)
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statement of operations.

The following table presents the fair value of derivative instruments as of September 30, 2010 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$25,959,471	$377,702	$(1,216,651)
Derivatives not designated as hedging instruments
Interest-rate swaps	298,250	—	(26,366)
Interest-rate caps or floors	16,500	256	(210)
Mortgage-delivery commitments (1)	56,258	125	(50)
Total derivatives not designated as hedging instruments	371,008	381	(26,626)
Total notional amount of derivatives	$26,330,479
Total derivatives before netting and collateral adjustments		378,083	(1,243,277)
Netting adjustments (2)		(337,705)	337,705
Cash collateral and related accrued interest		(22,383)	—
Derivative assets and derivative liabilities		$17,995	$(905,572)
(1)          Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)         Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions.

The following table presents the fair value of derivative instruments as of December 31, 2009 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$27,476,915	$240,495	$(978,860)
Derivatives not designated as hedging instruments
Interest-rate swaps	178,250	2,417	(6,007)
Interest-rate caps or floors	16,500	390	(279)
Mortgage-delivery commitments (1)	3,706	—	(31)
Total derivatives not designated as hedging instruments	198,456	2,807	(6,317)
Total notional amount of derivatives	$27,675,371
Total derivatives before netting and collateral adjustments		243,302	(985,177)
Netting adjustments (2)		(216,868)	216,868
Cash collateral and related accrued interest		(9,631)	—
Derivative assets and derivative liabilities		$16,803	$(768,309)
(1)         Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)         Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions.

Credit Risk. At September 30, 2010, and December 31, 2009, the Bank's credit risk on derivatives as measured by current replacement cost net of cash collateral received and accrued interest was approximately $18.0 million and $16.8 million, respectively. These totals include $7.2 million and $9.4 million of net accrued interest receivable, respectively. In determining current replacement cost, the Bank considers accrued interest receivable and payable, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $22.4 million and $9.6 million as collateral as of September 30, 2010, and December 31, 2009, respectively.

All of the Bank's active derivative master agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at September 30, 2010, was $905.5 million for which the Bank has posted collateral with a post-haircut value of $603.9 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $228.1 million of post-haircut-valued collateral to our derivatives counterparties at September 30, 2010. However, the Bank's credit rating has not changed during the previous 12 months.

The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by Standard & Poor's Rating Services (S&P) and Moody's Investor Service (Moody's) at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 10 — Consolidated Obligations for additional information. Note 16 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

The following table details interest-bearing and non-interest-bearing deposits as of September 30, 2010, and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Interest bearing
Demand and overnight	$679,180	$720,893
Term	29,429	30,191
Other	3,610	3,892
Non-interest bearing
Other	31,690	17,481
Total deposits	$743,909	$772,457

Note 10 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. CO bonds are typically issued to raise intermediate and long-term funds for the FHLBanks, and CO discount notes are issued to raise short-term funds. CO discount notes are sold at less than their face amount and are redeemed at par value upon maturity.

Interest-Rate-Payment Terms. The following table details CO bonds by interest-rate-payment type at September 30, 2010, and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Par value of CO bonds
Fixed-rate	$29,169,550	$28,515,040
Simple variable-rate	7,450,000	5,537,000
Step-up	2,003,000	1,115,250
Zero-coupon	—	450,000
Total par value	$38,622,550	$35,617,290

Redemption Terms. The following is a summary of the Bank's participation in CO bonds outstanding at September 30, 2010, and December 31, 2009, by year of contractual maturity (dollars in thousands):

	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$14,073,270	1.16%	$15,707,110	1.45%
Due after one year through two years	8,384,780	1.32	6,901,350	1.84
Due after two years through three years	6,706,250	2.43	4,230,580	2.61
Due after three years through four years	2,527,550	2.83	2,971,750	3.36
Due after four years through five years	2,625,500	2.53	1,801,800	3.17
Thereafter	4,305,200	4.06	4,004,700	5.04
Total par value	38,622,550	1.94%	35,617,290	2.31%
Premiums	128,064		85,316
Discounts	(39,081)		(426,464)
Hedging adjustments	320,373		133,005
Total	$39,031,906		$35,409,147

The Bank's CO bonds outstanding at September 30, 2010, and December 31, 2009, included (dollars in thousands):

	September 30, 2010	December 31, 2009
Par value of CO bonds
Noncallable or non-putable	$31,996,050	$30,266,040
Callable	6,626,500	5,351,250
Total par value	$38,622,550	$35,617,290

The following table summarizes CO bonds outstanding at September 30, 2010, and December 31, 2009, by year of contractual maturity or next call date (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in one year or less	$19,214,770	$20,768,360
Due after one year through two years	8,324,780	6,156,350
Due after two years through three years	5,830,250	3,330,580
Due after three years through four years	1,712,550	2,390,500
Due after four years through five years	1,367,500	751,800
Thereafter	2,172,700	2,219,700
Total par value	$38,622,550	$35,617,290

Consolidated Obligation Discount Notes. The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2010	$17,751,082	$17,753,899	0.13%
December 31, 2009	$22,277,685	$22,281,433	0.10%
(1)          The CO discount notes' weighted-average rate represents a yield to maturity.

Note 11 — Affordable Housing Program

The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $93.9 million and $90.4 million at September 30, 2010, and December 31, 2009, respectively.

The following table is an analysis of the AHP liability for the nine months ended September 30, 2010, and the year ended December 31, 2009, (dollars in thousands):

Roll-forward of the AHP Liability	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of year	$23,994	$34,815
AHP expense for the period	9,218	—
AHP direct grant disbursements	(7,889)	(8,919)
AHP subsidy for below-market-rate advance disbursements	(1,955)	(2,232)
Return of previously disbursed grants and subsidies	63	113
Transfers from other programs	—	217
Balance at end of the period	$23,431	$23,994

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

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank's compliance with its regulatory capital requirements.

The following tables demonstrate the Bank's compliance with its regulatory capital requirements at September 30, 2010, and December 31, 2009.

 Risk-Based Capital Requirements
(dollars in thousands)

	September 30, 2010	December 31, 2009
Permanent capital
Class B capital stock	$3,662,292	$3,643,101
Mandatorily redeemable capital stock	86,608	90,896
Retained earnings	225,569	142,606
Total permanent capital	$3,974,469	$3,876,603
Risk-based capital requirement
Credit-risk capital (1)	$624,861	$570,260
Market-risk capital (2)	160,738	603,446
Operations-risk capital	235,679	352,112
Total risk-based capital requirement	$1,021,278	$1,525,818
Excess of risk-based capital requirement	$2,953,191	$2,350,785
(1)               The Bank's credit-risk-based capital requirement, as defined by the Finance Agency's risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and nonmortgage assets, tenor or final maturity of the asset, increased by $54.6 million due to downgrades of the credit ratings of private-label MBS from December 31, 2009, to September 30, 2010.

(2)               The ratio of the Bank's market value of permanent capital to its book value of permanent capital increased from 74.8 percent at December 31, 2009, to 84.1 percent at September 30, 2010. Under Finance Agency regulations, the dollar amount by which the Bank's market value of permanent capital is less than 85 percent of its book value of permanent capital must be added to the market-risk component of its risk-based capital requirement. This incremental risk-based capital requirement was $37.0 million and $396.0 million as of September 30, 2010, and December 31, 2009, respectively.

Capital and Leverage Ratio Requirements
(dollars in thousands)

	September 30, 2010	December 31, 2009
Capital ratio
Minimum capital (4% of total assets)	$2,480,106	$2,499,480
Actual capital (capital stock plus retained earnings)	3,974,469	3,876,603
Total assets	62,002,647	62,487,000
Capital ratio (permanent capital as a percentage of total assets)	6.4%	6.2%
Leverage ratio
Minimum leverage capital (5% of total assets)	$3,100,132	$3,124,350
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,961,704	5,814,905
Leverage ratio (leverage capital as a percentage of total assets)	9.6%	9.3%

Note 13 — Employee Retirement Plans

Employee Retirement Plans. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $1.1 million and $724,000 for the three months ended September 30, 2010 and 2009, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to operating expenses were $3.4 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made.

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

In connection with the supplemental retirement and postretirement benefit plans, the Bank recorded the following amounts as of September 30, 2010, and December 31, 2009 (dollars in thousands):

	Supplemental Retirement Plan		Postretirement Benefit Plan
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,090	$12,818	$458	$411
Service cost	164	294	18	34
Interest cost	177	414	19	24
Actuarial (gain) loss	(313)	(138)	(24)	4
Benefits paid	(1,328)	(8,298)	(13)	(15)
Benefit obligation at end of period	3,790	5,090	458	458
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,328	8,298	13	15
Benefits paid	(1,328)	(8,298)	(13)	(15)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(3,790)	$(5,090)	$(458)	$(458)
(1)          Represents projected benefit obligation for the supplemental retirement plan and accumulated postretirement benefit obligation for the postretirement benefit plan.

The following tables present the components of net periodic benefit cost for the Bank's supplemental retirement and postretirement benefit plans for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

	Supplemental Retirement Plan for the Three Months Ended September 30,		Postretirement Benefit Plan for the Three Months Ended September 30,
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$40	$36	$6	$6
Interest cost	44	50	6	5
Amortization of prior service cost	(4)	(4)	—	—
Amortization of net actuarial loss	17	21	—	1
Net periodic benefit cost	$97	$103	$12	$12

	Supplemental Retirement Plan for the Nine Months Ended September 30,		Postretirement Benefit Plan for the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$164	$258	$18	$29
Interest cost	177	363	19	21
Amortization of prior service cost	(13)	(13)	—	—
Amortization of net actuarial loss	50	61	—	3
Loss due to settlement of pension obligation	333	1,897	—	—
Net periodic benefit cost	$711	$2,566	$37	$53

Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank's contributions are equal to a percentage of participants' compensation and a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions were $205,000 and $224,000 for the three months ended September 30, 2010 and 2009, respectively. The Bank's matching contributions were $621,000 and $664,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank's contribution to these plans totaled $17,000 and $3,000 for the three months ended September 30, 2010 and 2009, respectively. The Bank's contribution to these plans totaled $34,000 and $40,000 for the nine months ended September 30, 2010 and 2009, respectively. The Bank's obligation from this plan was $2.7 million and $2.6 million at September 30, 2010, and December 31, 2009, respectively.

Note 14 — Segment Information

As part of its method of internal reporting, the Bank analyzes its financial performance based on the net interest income of two operating segments: mortgage-loan finance and all other business activities. The products and services provided reflect the manner in which financial information is evaluated by management. The mortgage-loan-finance segment includes mortgage loans in which the Bank invests through the MPF program and the related funding of those mortgage loans. Income from the mortgage-loan-finance segment is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing and hedging costs related to those assets. The remaining business segment includes products such as advances and investments and their related funding and hedging costs. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Regulatory capital is allocated to the segments based upon asset size.

The following tables present net interest income after provision for credit losses by business segment, other loss, other expense, and income (loss) before assessments for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses by Segment
Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income (Loss) Before Assessments
2010	$14,184	$60,683	$74,867	$(4,657)	$13,944	$56,266
2009	$17,545	$63,874	$81,419	$(173,137)	$13,702	$(105,420)

	Net Interest Income after Provision for Credit Losses by Segment
Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income (Loss) Before Assessments
2010	$42,994	$174,218	$217,212	$(61,487)	$42,803	$112,922
2009	$52,837	$169,599	$222,436	$(369,218)	$46,281	$(193,063)

 The following table presents total assets by business segment as of September 30, 2010, and December 31, 2009 (dollars in thousands):

	Total Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total
September 30, 2010	$3,293,098	$58,709,549	$62,002,647
December 31, 2009	$3,526,527	$58,960,473	$62,487,000

The following table presents average-earning assets by business segment for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Total Average Earning Assets by Segment
Three Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total
2010	$3,300,298	$59,343,668	$62,643,966
2009	$3,727,463	$59,669,927	$63,397,390

	Total Average-Earning Assets by Segment
Nine Months Ended September 30,	Mortgage Loan Finance	Other Business Activities	Total
2010	$3,365,536	$60,505,312	$63,870,848
2009	$3,942,804	$68,550,094	$72,492,898

Note 15 — Fair Values

The carrying values and fair values of the Bank’s financial instruments at September 30, 2010, and December 31, 2009, were as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$5,719	$5,719	$191,143	$191,143
Interest-bearing deposits	51	51	81	81
Securities purchased under agreements to resell	5,200,000	5,199,991	1,250,000	1,249,948
Federal funds sold	4,440,000	4,439,938	5,676,000	5,675,885
Trading securities	4,483,194	4,483,194	107,338	107,338
Available-for-sale securities	7,532,763	7,532,763	6,486,632	6,486,632
Held-to-maturity securities	6,627,275	6,755,534	7,427,413	7,422,681
Advances	30,205,259	30,671,192	37,591,461	37,821,543
Mortgage loans, net	3,274,414	3,447,852	3,505,975	3,627,426
Accrued interest receivable	144,434	144,434	147,689	147,689
Derivative assets	17,995	17,995	16,803	16,803
Liabilities:
Deposits	(743,909)	(743,633)	(772,457)	(772,331)
Consolidated obligations:
Bonds	(39,031,906)	(39,720,237)	(35,409,147)	(35,725,554)
Discount notes	(17,751,082)	(17,752,576)	(22,277,685)	(22,278,168)
Mandatorily redeemable capital stock	(86,608)	(86,608)	(90,896)	(90,896)
Accrued interest payable	(170,338)	(170,338)	(178,121)	(178,121)
Derivative liabilities	(905,572)	(905,572)	(768,309)	(768,309)
Other:
Commitments to extend credit for advances	—	8,970	—	(2,492)
Standby bond-purchase agreements	—	4,632	—	3,008
Standby letters of credit	(985)	(985)	(845)	(845)

Fair-Value Methodologies and Techniques.

The following fair-value amounts have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2010, and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. During the nine months ended September 30, 2010, the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations. This change is consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets. Prior to making this change, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank's estimated fair values of these investment securities.

Investment Securities — Housing-Finance-Agency Obligations. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

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

Mortgage Loans. The fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loan pools available in the market or modeled prices adjusted for factors specific to the Bank's mortgage loans including but not limited to differences in coupon, average loan rate, seasoning, and cash-flow remittance between the Bank's mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable. The fair value is the recorded book value.

Derivative Assets/Liabilities — Interest-Rate-Exchange Agreements. The Bank bases the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair value uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received or delivered from or to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank.

Derivative Assets/Liabilities — Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are recorded as derivatives in the statement of condition. The fair values of such commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS TBA delivery commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

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

Fair-Value Hierarchy. The Bank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

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

Fair Value Measured on a Recurring Basis. The following table presents the Bank's assets and liabilities that are measured at fair value on the statement of condition at September 30, 2010 (dollars in thousands), by fair-value hierarchy level:

	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$4,209,954	$—	$—	4,209,954
U.S. government-guaranteed - residential MBS	—	22,025	—	—	22,025
Government-sponsored enterprises - residential MBS	—	9,047	—	—	9,047
Government-sponsored enterprises - commercial MBS	—	242,168	—	—	242,168
Total trading securities	—	4,483,194	—	—	4,483,194
Available-for-sale securities:
Supranational banks	—	435,740	—	—	435,740
Corporate bonds	—	1,179,321	—	—	1,179,321
U.S. government corporations	—	261,333	—	—	261,333
Government-sponsored enterprises	—	3,559,092	—	—	3,559,092
U.S. government guaranteed - residential MBS	—	73,991	—	—	73,991
Government-sponsored enterprises - residential MBS	—	1,714,219	—	—	1,714,219
Government-sponsored enterprises - commercial MBS	—	309,067	—	—	309,067
Total available-for-sale securities	—	7,532,763	—	—	7,532,763
Derivative assets:
Interest-rate related	—	377,958	—	(360,088)	17,870
Mortgage delivery commitments	—	125	—	—	125
Total derivative assets	—	378,083	—	(360,088)	17,995
Total assets at fair value	$—	$12,394,040	$—	$(360,088)	$12,033,952
Liabilities:
Derivative liabilities
Interest-rate related	$—	$(1,243,227)	$—	$337,705	$(905,522)
Mortgage delivery commitments	—	(50)	—	—	(50)
Total derivative liabilities	—	(1,243,277)	—	337,705	(905,572)
Total liabilities at fair value	$—	$(1,243,277)	$—	$337,705	$(905,572)
(1)            Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of September 30, 2010, totaled $22.4 million.

The following table presents the Bank's assets and liabilities that are measured at fair value on the statement of condition at December 31, 2009 (dollars in thousands), by fair-value hierarchy level:

	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities	$—	$107,338	$—	$—	$107,338
Available-for-sale securities	—	6,486,632	—	—	6,486,632
Derivative assets	—	243,302	—	(226,499)	16,803
Total assets at fair value	$—	$6,837,272	$—	$(226,499)	$6,610,773
Liabilities:
Derivative liabilities	$—	$(985,177)	$—	$216,868	$(768,309)
Total liabilities at fair value	$—	$(985,177)	$—	$216,868	$(768,309)
(1)          Amounts represent the effect of legally enforceable master-netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2009, totaled $9.6 million.

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels for the quarter ended September 30, 2010.

Fair Value on a Nonrecurring Basis.

Certain held-to-maturity investment securities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

The following table presents the Bank's other-than-temporarily impaired securities that were written down to fair value, for which a nonrecurring change in fair value has been recorded for the quarter ended September 30, 2010. Also displayed are investment securities that incurred an other-than-temporary impairment credit loss at September 30, 2010 but which were not adjusted to fair value because the carrying value of these securities is below fair value as of September 30, 2010 (dollars in thousands).

	Securities Adjusted to Fair Value			Securities Not Adjusted to Fair Value
	Carrying Value Prior to Write- down	Level 3 Fair Value	Credit Loss Reported in Earnings	Carrying Value	Fair Value	Unrecognized Holding Gain	Credit Loss Reported in Earnings
Impaired held-to-maturity securities:
Private-label residential MBS	$112,186	$109,502	$(2,134)	$236,769	$263,788	$27,019	$(3,742)

Significant Inputs of Recurring and Non-recurring Fair-Value Measurements.

The following represents the significant inputs used to determine fair value of those instruments carried on the balance sheet at fair value which are classified as Level 2 or Level 3 within the fair-value hierarchy. These disclosures do not differentiate between recurring and nonrecurring fair-value measurements and should be read in conjunction with the fair-value methodology disclosures for all financial instruments provided above.

Investment Securities. For the Bank's investments carried at fair value the Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors when available, consistent with the method agreed upon by the FHLBanks. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received.

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2010, vendor prices were received for substantially all of the FHLBanks' investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of September 30, 2010, fell within Level 3 of the fair-value hierarchy.

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

Note 16 — Commitments and Contingencies

COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The Bank evaluates the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2010, and through the filing of this report, the Bank does not believe that it is reasonably likely to be required to repay the principal or interest on any CO on behalf of another FHLBank.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at September 30, 2010, and December 31, 2009. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $749.6 billion and $872.7 billion at September 30, 2010, and December 31, 2009, respectively. See Note 10 — Consolidated Obligations for additional information on COs.

Commitments to Extend Credit. Commitments that legally bind the Bank for additional advances totaled approximately $148.6 million and $546.6 million at September 30, 2010, and December 31, 2009, respectively.

Commitments for unused line-of-credit advances totaled approximately $1.3 billion and $1.4 billion at September 30, 2010, and December 31, 2009, respectively. Commitments are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate pursuant to which the Bank (for a fee) agrees to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing association fail to fund such obligation. If the Bank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. Outstanding standby letters of credit were as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Outstanding notional	$1,267,357	$1,093,793
Original terms	45 days to 20 years	29 days to 20 years
Final expiration year	2024	2024

Unearned fees for the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and totaled $985,000 and $845,000 at September 30, 2010, and December 31, 2009, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance. See Note 6 — Advances for additional information.

Mortgage Loans. Commitments that obligate the Bank to invest in mortgage loans totaled $56.3 million and $3.7 million at September 30, 2010, and December 31, 2009, respectively. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire after three years, currently no later than 2013. Total commitments for bond purchases were $560.8 million and $442.4 million at September 30, 2010, and December 31, 2009, respectively with two state-housing authorities. The fair value of standby bond-purchase agreements as of September 30, 2010, and December 31, 2009, is reported in Note 15 — Fair Values. During the nine months ended September 30, 2010 and 2009, the Bank was not required to purchase any bonds under these agreements.

Counterparty Credit Exposure. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of September 30, 2010, and December 31, 2009, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $583.7 million and $445.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Unsettled Consolidated Obligations. The Bank had $508.5 million and $205.0 million par value of CO bonds that had traded but not settled as of September 30, 2010, and December 31, 2009, respectively. Additionally, the Bank had $275.0 million and $1.0 billion par value of CO discount notes that had been traded but not settled as of September 30, 2010, and December 31, 2009, respectively.

Lease Commitments. On October 26, 2010, the Bank entered into a new lease pursuant to which the Bank will lease approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199 that will serve as the Bank's headquarters. The Bank also amended the existing lease for its current headquarters at 111 Huntington Avenue, Boston Massachusetts 02199, to terminate upon the effective date of the new lease. The future minimum rentals are as follows (dollars in thousands):

Minimum Rent
Due in one year or less	$3,682
Due after one year through two years	2,599
Due after two years through three years	2,321
Due after three years through four years	2,321
Due after four years through five years	2,321
Thereafter	20,442
Total	$33,686

Legal Proceedings. As previously reported, on September 15, 2008, Lehman Brothers Holdings Inc. (LBHI), the parent company of Lehman Brothers Special Financing Inc. (LBSF) and a guarantor of LBSF's obligations, announced it had filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This filing precipitated the termination of the Bank's derivative transactions with LBSF, and in connection with those terminations, the Bank calculated the net amount it owed LBSF to be approximately $14.0 million. After netting against the fair value of collateral that had been pledged to LBSF in connection with those transactions, the Bank made a payment to LBSF of approximately $6.9 million in satisfaction of the net amount due to LBSF.

On October 29, 2010, the Bank received a Derivatives Alternative Dispute Resolution (ADR) Notice from LBSF making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest calculated at a default rate based on LBSF's view of how the settlement amount should have been calculated. LBSF asserts in the notice that interest at such default rate will continue to accrue until the Bank pays LBSF the full amount that LBSF claims it is owed. In accordance with the ADR Order Procedures of the bankruptcy court administering the bankruptcy cases of LBHI and LBSF, the Bank has until November 28, 2010, to respond to the demand. Under the order, the Bank may agree to the demand, deny the demand or make a counteroffer to the demand. The Bank believes that it correctly calculated and fully satisfied its obligation to LBSF, and the Bank does not believe that LBSF's demand has any merit. Accordingly, no loss is accrued based on this matter.

In addition to the foregoing, the Bank is subject to various other pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related-parties as those members whose capital stock outstanding was in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents the Bank's related party capital stock holdings at September 30, 2010, and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
Name	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$1,084,710	28.9%	$1,084,710	29.0%
RBS Citizens N.A.	515,748	13.8	515,748	13.8
(1)          Capital stock outstanding at both September 30, 2010, and December 31, 2009, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of September 30, 2010, and December 31, 2009 (dollars in thousands):

	Par Value of Advances	Percent of Total Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2010
RBS Citizens N.A.	$4,633,462	15.8%	$1,038	1.4%
Bank of America Rhode Island, N.A.	4,098,094	14.0	12,525	17.4
As of December 31, 2009
RBS Citizens N.A.	$10,712,640	29.0%	$1,808	2.3%
Bank of America Rhode Island, N.A.	3,059,312	8.3	5,315	6.8

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances with the above members during the three months and nine months ended September 30, 2010 and 2009, as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Name	2010	2009	2010	2009
RBS Citizens N.A.	$6,188	$9,491	$21,990	$42,706
Bank of America Rhode Island, N.A.	8,163	10,665	20,660	90,772

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2010 (dollars in thousands):

	Balance at	For the Nine Months Ended September 30, 2010		Balance at
	December 31, 2009	Disbursements to Members	Payments from Members	September 30, 2010
RBS Citizens N.A.	$10,712,640	$21,426,250	$(27,505,428)	$4,633,462
Bank of America Rhode Island, N.A.	3,059,312	3,501,927	(2,463,145)	4,098,094

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at September 30, 2010, and December 31, 2009 (dollars in thousands):

			September 30, 2010		December 31, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,476,055	5.62%	$3,068,404	11.09%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	889,300	3.38	985,260	3.56
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

Interest expense on borrowings from other FHLBanks for the three and nine months ended September 30, 2010 and 2009, is shown in the following table, by FHLBank (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense on Borrowings from Other FHLBanks	2010	2009	2010	2009
FHLBank of Cincinnati	$3	$10	$4	$10
FHLBank of Dallas	—	1	—	1
FHLBank of New York	—	2	—	2
FHLBank of San Francisco	4	37	6	137
Total	$7	$50	$10	$150

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans in which the Bank invested after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $262,000 and $279,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2010 and 2009, respectively, which has been recorded in the statements of operations as other expense. The Bank recorded $786,000 and $871,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the nine months ended September 30, 2010 and 2009, respectively.

Consolidated Obligations. From time to time, one FHLBank may transfer to another FHLBank the debt obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the nine months ended September 30, 2010, the Bank assumed a debt obligation with a par amount of $100.0 million and a fair value of approximately $114.7 million on the day it was assumed, which had been the obligation of another FHLBank. There were no transfers of debt obligations between the Bank and other FHLBanks during the nine months ended September 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” including, but not limited to, the Bank's ability to meet the goals of its revised operating plan and/or achieve its retained earnings target in the projected time horizons. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors of the 2009 Annual Report on Form 10-K and Part II—Item 1A—Risk Factors of this quarterly report, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

Forward-looking statements in this quarterly report include, among others, the following:

•	the Bank's projections regarding income, retained earnings, and dividend payouts;

•	the Bank's projections regarding credit losses on advances, investments in whole mortgages, and mortgage-related securities;

•	the Bank's expectations relating to future balance-sheet growth;

•	the Bank's targets under the Bank's retained earnings plan; and

•	the Bank's expectations regarding the size of its mortgage-loan portfolio, particularly as compared to prior periods.
Actual results may differ from forward-looking statements for many reasons, including but not limited to:

•	changes in interest rates, housing prices, employment rates, and the general economy;

•	changes in the size and volatility of the residential mortgage market;

•	changes in demand for Bank advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

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

•
the ability to introduce new (or adequately adapt current) Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	the availability of derivative financial instruments of the types and in the quantities needed for risk-management purposes from acceptable counterparties;

•	the realization of losses arising from litigation filed against one or more of the FHLBanks;

•	the realization of losses arising from the Bank's joint and several liability on COs;

•	inflation or deflation;

•
issues and events across the 12 FHLBanks (the FHLBank System) and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank's financial obligations with respect to COs, the Bank's ability to access the capital markets, the manner in which the Bank operates, or the organization and structure of the FHLBank System;

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank's interim financial statements and notes, which begin on page 1, and the 2009 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

The Bank recognized net income of $41.3 million for the three months ended September 30, 2010, versus a net loss of $105.4 million for the same period in 2009. This increase results from a decline in credit losses from the other-than-temporary impairment of investments in private-label MBS totaling $5.9 million for the three months ended September 30, 2010, compared with a credit loss of $174.2 million for the comparable period of 2009. Additionally:

•	retained earnings increased to $225.6 million at September 30, 2010;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $929.5 million at December 31, 2009, to an accumulated deficit of $696.1 million at September 30, 2010;

•	the Bank continues to be in compliance with all regulatory capital requirements;

•	the Bank's retained earnings target remains at $925.0 million;

•
the Bank's moratorium on excess stock repurchases continues to be in effect and the Bank's board of directors announced on February 22, 2010, that it does not expect to declare any dividends until the Bank demonstrates a consistent pattern of positive net income as the Bank continues to focus on building retained earnings.

The principal challenge to the Bank continues to result from its investments in private-label MBS.

•    Investments in Private-Label MBS. Management has determined that 37 of its private-label MBS, representing an aggregated par value of $715.9 million, incurred additional other-than-temporary impairment credit losses of $5.9 million for the three months ended September 30, 2010. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further drops in house prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should such moratoriums be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

•    Decline in Advances Balances. The outstanding par balance of advances to members declined from $36.9 billion at December 31, 2009, to $29.4 billion at September 30, 2010. The reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. This reduction in demand for advances has occurred across the Bank's membership including among the Bank's five largest holders of advances, as discussed under — Financial Condition — Advances. The Bank expects membership demand for advances to trend downward in the near term, principally due to high levels of deposits at member institutions, which serve as a liquidity alternative to advances. The Bank's decline in net interest income to $75.3 million for the quarter ended September 30, 2010, compared with $81.8 million for the same period in 2009, is primarily the result of the decline in advances balances.

This trend in advances balances is illustrated by the following graph of quarter-end total advances balances (dollars in billions):

•
Strong Net Interest Margin. The Bank continues to achieve favorable net interest margin, which mitigates to some extent the lower demand for advances. Net interest margin for the quarter ended September 30, 2010, was 0.48 percent, a three-basis-point decrease from net interest margin for the quarter ended September 30, 2009. The essentially stable net interest spread was achieved despite the historically low-interest rate environment due in part to a steeper interest-rate yield curve and continued favorable pricing of the FHLBank System’s CO debt. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average terms to repricing were longer than those of corresponding liabilities. As described in Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk — Income Simulation and Repricing Gaps, the Bank held $4.7 billion of assets that were deliberately funded by debt with an approximate term to maturity one year shorter than that of the asset. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. However, in contrast to typical periods of extraordinarily low interest rates, prepayments of fixed-rate mortgages have remained relatively muted due to the inability of many homeowners to refinance mortgages because of diminished house prices and tightening credit standards.

In response to the challenges facing the Bank, the Bank has implemented a revised operating plan that includes goals as to certain revenue-enhancement and expense-reduction initiatives as well as a capital use limitation, as described in greater detail in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview and Executive Summary — Principal Business Developments of the 2009 Annual Report on Form 10-K. During the period covered by this report, the Bank implemented several of the initiatives from that plan, including the following.

•
MPF Loan Participations with the FHLBank of Chicago. On July 31, 2010, the Bank entered into a participation facility with the FHLBank of Chicago pursuant to which the Bank may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago until July 30, 2011 (or such later date as the Bank and the FHLBank of Chicago may agree). The Bank generally considers these purchases of participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits the Bank to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to the Bank's investments in mortgage loans throughout this report include the participation interests purchased under this participation agreement. Through October 31, 2010, the Bank had purchased $29.6 million in participation interests via this facility. The Bank cannot predict to what extent this facility will be used because the FHLBank of Chicago's ability to purchase the loans to be participated is subject to market demand for MPF loans in its district.

•
New Lease Agreement. On October 26, 2010, the Bank entered into a new lease pursuant to which the Bank will lease approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199 (the Pru Premises). The Pru Premises will serve as the Bank's headquarters. See Item 1 — Notes to the Financial Statements — Note 16 — Commitments and Contingencies for additional information on the Bank's lease commitments.

Additional developments of note during the period covered by this report include the following.

•
Financial Regulatory Reform. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which is likely to impact the Bank’s business operations, funding costs, obligations and/or the environment in which the Bank carries out its housing-finance mission. For additional information on the Dodd-Frank Act’s possible impact on the Bank, see -Recent Legislative and Regulatory Developments.

•
Changes in Bank Management. The Bank has welcomed certain additions to upper management during the period covered by this report. On November 1, 2010, Timothy Barrett joined the Bank as senior vice president and treasurer and now serves as a member of the Bank's management committee. Mr. Barrett brings 30 years of experience in financial services to the Bank, with his most recent position serving as assistant treasurer at FMR LLC, the parent company of Fidelity Investments. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. in finance from Rensselaer Polytechnic Institute.

Additionally, on October 25, 2010, Tom Wolf joined the Bank as first vice president and chief technology officer. Most recently, Mr. Wolf was chief operating officer from 2008 to 2009 with RetireHub, a privately-owned technology and software company providing retirement planning and investment management services. Prior to RetireHub, Mr. Wolf worked as a senior vice president from 2000 to 2007 at Royal Bank of Canada, where he served as a senior vice president in progressively expansive roles in Global Services, eBusiness, and Channels and Integration Services, among other accomplishments. Mr. Wolf is a graduate of Brown University with a B.S. in Applied Mathematics.

•
Changes in the Bank's Named Executive Officer Compensation. Effective as of July 1, 2010, Bank employees, including the named executive officers as identified in Item 11 — Compensation Discussion and Analysis in the 2009 Annual Report on Form 10-K, were awarded their first adjustments in base salary since January 2009. The following table shows those adjustments for the named executive officers.

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary

Edward A. Hjerpe III	$550,000	$575,000
President and Chief Executive Officer

Frank Nitkiewicz	305,000	310,000
Executive Vice President and Chief Financial Officer

M. Susan Elliot	294,000	308,700
Executive Vice President and Chief Business Officer

Earl W. Baucom	255,000	267,750
Senior Vice President and Chief Operations Officer

George H. Collins	250,800	257,070
Senior Vice President and Chief Risk Officer
In addition, Mr. Hjerpe was awarded a final, six-month extension on his right to reimbursement from the Bank, up to a maximum of $4,000 per month, to lease an apartment.

FINANCIAL HIGHLIGHTS

The following financial highlights for the statement of condition for December 31, 2009, have been derived from the Bank's audited financial statements. Financial highlights for the quarter-ends have been derived from the Bank's unaudited financial statements.

SELECTED FINANCIAL DATA
STATEMENT OF CONDITION
(dollars in thousands)

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Statement of Condition Data at Quarter End
Total assets	$62,002,647	$64,706,788	$61,568,720	$62,487,000	$60,448,352
Investments (1)	28,283,283	25,094,658	22,299,907	20,947,464	18,603,117
Advances	30,205,259	36,015,723	35,174,620	37,591,461	37,936,243
Mortgage loans held for portfolio (2)	3,274,414	3,316,901	3,392,872	3,505,975	3,644,544
Deposits	743,909	780,296	664,505	772,457	677,748
Consolidated obligations
Bonds	39,031,906	38,129,830	37,840,458	35,409,147	32,083,200
Discount notes	17,751,082	21,635,424	19,077,842	22,277,685	23,644,585
Total consolidated obligations	56,782,988	59,765,254	56,918,300	57,686,832	55,727,785
Mandatorily redeemable capital stock	86,608	86,618	90,803	90,896	90,886
Class B capital stock outstanding - putable (3)	3,662,292	3,658,866	3,646,201	3,643,101	3,628,894
Retained earnings	225,569	184,231	165,507	142,606	136,294
Accumulated other comprehensive loss	(712,950)	(806,144)	(926,733)	(1,021,649)	(1,142,107)
Total capital	3,174,911	3,036,953	2,884,975	2,764,058	2,623,081
Other Information
Total regulatory capital ratio (4)	6.4%	6.1%	6.3%	6.2%	6.4%
(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)          The allowance for credit losses amounted to $2.9 million, $2.5 million, $2.5 million, $2.1 million, and $1.7 million, as of September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009, respectively.
(3)          Capital stock is putable at the option of a member.
(4)          Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Financial Condition — Capital regarding the Bank's regulatory capital ratios.

SELECTED FINANCIAL DATA
RESULTS OF OPERATIONS AND OTHER INFORMATION
(dollars in thousands)

	For the Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Results of Operations
Net interest income	$75,320	$74,409	$68,371	$87,978	$81,819
Provision for credit losses	453	4	431	450	400
Net impairment losses on investment securities recognized in income	(5,876)	(30,443)	(22,823)	(72,440)	(174,190)
Other income (loss)	1,219	(4,088)	524	5,011	1,053
Other expense	13,944	14,389	14,470	13,787	13,702
AHP and REFCorp assessments	14,928	6,761	8,270	—	—
Net income (loss)	41,338	18,724	22,901	6,312	(105,420)

Other Information
Dividends declared	$—	$—	$—	$—	$—
Dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Return on average equity (1)	5.30%	2.54%	3.28%	0.93%	(15.55)%
Return on average assets	0.26	0.12	0.15	0.04	(0.67)
Net interest margin (2)	0.48	0.46	0.43	0.54	0.51
Average equity to average assets	4.94	4.56	4.43	4.19	4.28
(1)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and retained earnings.
(2)          Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Third Quarter of 2010 Compared with Third Quarter of 2009. For the quarters ended September 30, 2010 and 2009, the Bank recognized net income of $41.3 million and a net loss of $105.4 million, respectively. This $146.8 million increase in net income was primarily driven by a $168.3 million decrease in other-than-temporary impairment losses of certain private-label MBS. See Executive Summary for additional information on the Bank's other-than-temporary losses on these securities. In addition, net unrealized gains on trading activities increased by $8.2 million. These increases to net income were partially offset by a decrease of $6.5 million in net interest income, a $9.0 million increase in net losses on derivatives and hedging activities, and a $14.9 million increase in AHP and REFCorp assessments. AHP and REFCorp assessments are based on annual net income and there were no such assessments for the quarter ended September 30, 2009, due to the year-to-date net loss for the nine months ended September 30, 2009. For additional information on these assessments, see Liquidity and Capital Resources - Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations.

Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the Bank recognized net income of $83.0 million and a net loss of $193.1 million, respectively. This $276.0 million increase in net income was primarily driven by a decrease of $312.5 million in other-than-temporary impairment losses of certain private-label MBS, a $17.2 million increase in net unrealized gains on trading securities, and a decrease of $4.1 million in operating expenses. These increases to net income were partially offset by a decrease of $5.6 million in net interest income, an additional $24.3 million in net losses on derivatives and hedging activities, and a $30.0 million increase in AHP and REFCorp assessments.

Net Interest Income

Third Quarter of 2010 Compared with Third Quarter of 2009. Net interest income for the quarter ended September 30, 2010, was $75.3 million, compared with $81.8 million for the same period in 2009, a decrease discussed under Executive Summary. Net interest margin for the quarter ended September 30, 2010, was 0.48 percent, a three-basis-point decrease from net interest margin for the quarter ended September 30, 2009, which is discussed under Executive Summary. Net interest spread for the quarter ended September 30, 2010, was 0.41 percent which is a decrease of three basis points from the same period in 2009.

Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009. Net interest income for the nine months ended September 30, 2010, was $218.1 million, compared with $223.7 million for the same period in 2009. This decrease was primarily attributable to the decline in average earning assets, which declined by $8.6 billion from $72.5 billion for the nine months ended September 30, 2009, to $63.9 billion for the nine months ended September 30, 2010. However, the effects of the decline in average earning asset balances were mostly offset by an increase in interest spread, which resulted from a decrease of 38 basis points in the average cost on interest-bearing liabilities to 0.98 percent, partially offset by a decrease of 32 basis points in the yield on interest-earning assets to 1.37 percent. Prepayment-fee income recognized during the nine months ended September 30, 2010, compared with the same period in 2009, decreased by $1.6 million. Net interest margin for the nine months ended September 30, 2010, in comparison with the same period in 2009 increased to 46 basis points from 41 basis points, and net interest spread increased to 39 basis points from 33 basis points for the same period in 2009.

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

 Net Interest Spread and Margin
(dollars in thousands)

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$32,060,886	$111,239	1.38%	$39,650,303	$133,801	1.34%
Interest-bearing deposits	106	—	—	126,799	80	0.25
Securities purchased under agreements to resell	4,898,913	2,772	0.22	2,145,109	1,074	0.20
Federal funds sold	4,258,750	2,306	0.21	7,163,576	3,075	0.17
Investment securities (2)	18,125,013	65,398	1.43	10,584,140	60,827	2.28
Mortgage loans	3,300,298	41,074	4.94	3,727,463	46,470	4.95
Total interest-earning assets	62,643,966	222,789	1.41	63,397,390	245,327	1.54
Other non-interest-earning assets	537,885			433,891
Fair-value adjustment on investment securities	(514,528)			(1,016,100)
Total assets	$62,667,323	$222,789	1.41%	$62,815,181	$245,327	1.55%
Liabilities and capital
Consolidated obligations
Discount notes	$19,206,903	$8,354	0.17%	$26,628,633	$14,351	0.21%
Bonds	38,142,782	138,855	1.44	31,151,614	148,959	1.90
Deposits	841,040	252	0.12	751,110	149	0.08
Mandatorily redeemable capital stock	86,615	—	—	90,886	—	—
Other borrowings	15,795	8	0.20	168,119	49	0.12
Total interest-bearing liabilities	58,293,135	147,469	1.00	58,790,362	163,508	1.10
Other non-interest-bearing liabilities	1,278,455			1,335,066
Total capital	3,095,733			2,689,753
Total liabilities and capital	$62,667,323	$147,469	0.93%	$62,815,181	$163,508	1.03%
Net interest income		$75,320			$81,819
Net interest spread			0.41%			0.44%
Net interest margin			0.48%			0.51%
(1)          Yields are annualized.
(2)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$34,639,855	$321,518	1.24%	$45,243,019	$560,022	1.65%
Interest-bearing deposits	99	—	—	5,690,647	10,855	0.26
Securities purchased under agreements to resell	2,673,260	4,174	0.21	2,429,487	4,364	0.24
Federal funds sold	6,462,059	9,032	0.19	4,522,440	6,602	0.20
Investment securities (2)	16,730,039	193,681	1.55	10,663,794	185,465	2.33
Mortgage loans	3,365,536	126,646	5.03	3,942,804	148,474	5.03
Other earning assets	—	—	—	707	1	0.19
Total interest-earning assets	63,870,848	655,051	1.37	72,492,898	915,783	1.69
Other non-interest-earning assets	563,668			542,754
Fair-value adjustment on investment securities	(683,192)			(724,961)
Total assets	$63,751,324	$655,051	1.37%	$72,310,691	$915,783	1.69%
Liabilities and capital
Consolidated obligations
Discount notes	$20,988,795	$23,085	0.15%	$35,306,507	$145,845	0.55%
Bonds	37,761,977	413,334	1.46	31,545,707	545,448	2.31
Deposits	749,843	521	0.09	772,315	604	0.10
Mandatorily redeemable capital stock	89,028	—	—	91,218	—	—
Other borrowings	9,583	11	0.15	169,648	150	0.12
Total interest-bearing liabilities	59,599,226	436,951	0.98	67,885,395	692,047	1.36
Other non-interest-bearing liabilities	1,192,087			1,487,720
Total capital	2,960,011			2,937,576
Total liabilities and capital	$63,751,324	$436,951	0.92%	$72,310,691	$692,047	1.28%
Net interest income		$218,100			$223,736
Net interest spread			0.39%			0.33%
Net interest margin			0.46%			0.41%
(1)          Yields are annualized.
(2)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is discussed in Executive Summary. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2010 and 2009. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2010 vs. 2009			For the Nine Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(26,240)	$3,678	$(22,562)	$(115,366)	$(123,138)	$(238,504)
Interest-bearing deposits	(40)	(40)	(80)	(5,427)	(5,428)	(10,855)
Securities purchased under agreements to resell	1,542	156	1,698	413	(603)	(190)
Federal funds sold	(1,445)	676	(769)	2,722	(292)	2,430
Investment securities	32,743	(28,172)	4,571	83,287	(75,071)	8,216
Mortgage loans	(5,316)	(80)	(5,396)	(21,723)	(105)	(21,828)
Other earning assets	—	—	—	(1)	(1)	(2)
Total interest income	1,244	(23,782)	(22,538)	(56,095)	(204,638)	(260,733)
Interest expense
Consolidated obligations
Discount notes	(3,544)	(2,453)	(5,997)	(43,697)	(79,063)	(122,760)
Bonds	29,563	(39,667)	(10,104)	93,703	(225,817)	(132,114)
Deposits	20	83	103	(17)	(66)	(83)
Other borrowings	(62)	21	(41)	(174)	35	(139)
Total interest expense	25,977	(42,016)	(16,039)	49,815	(304,911)	(255,096)
Change in net interest income	$(24,733)	$18,234	$(6,499)	$(105,910)	$100,273	$(5,637)

The average balance of total advances decreased $10.6 billion, or 23.4 percent, for the nine months ended September 30, 2010, compared with the same period in 2009. The trend of decreasing member demand for advances is discussed under Executive Summary. The following table summarizes average balances of advances outstanding during the nine months ending September 30, 2010 and 2009, by product type.

Average Balances of Advances Outstanding
By Product Type
(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Overnight advances - par value	$390,997	$987,905
Fixed-rate advances - par value
Short-term	8,394,541	15,822,060
Long-term	10,874,629	11,768,115
Amortizing	1,982,158	2,440,880
Putable	7,952,006	8,950,905
Callable	11,500	9,597
	29,214,834	38,991,557
Variable-rate indexed advances - par value
Simple variable	4,306,608	4,383,914
LIBOR-indexed with declining-rate participation	5,500	12,863
	4,312,108	4,396,777
Total average par value	33,917,939	44,376,239
Premiums and discounts	1,865	(13,012)
Hedging adjustments	720,051	879,792
Total average advances	$34,639,855	$45,243,019

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 35.5 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $24.9 billion for the nine months ended September 30, 2010, representing 73.5 percent of the total average balance of advances outstanding during the nine months ended September 30, 2010. The average balance of these advances totaled $35.3 billion for the nine months ended September 30, 2009, representing 79.6 percent of the total average balance of advances outstanding during the nine months ended September 30, 2009.

Included in net interest income are prepayment fees related to advances and investment securities. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments and are net of any hedging fair-value adjustments. For the nine months ended September 30, 2010 and 2009, net prepayment fees on advances were $7.5 million and $8.6 million, respectively. For the nine months ended September 30, 2010 and 2009, prepayment fees on investments were $34,000 and $501,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $3.5 billion, or 27.7 percent, for the nine months ended September 30, 2010, from the average balances for the nine months ended September 30, 2009. The lower average balances for the nine months ended September 30, 2010, resulted from the decline in interest-bearing deposits with the Federal Reserve Bank of Boston of $5.7 billion. The interest-bearing deposits with the Federal Reserve Bank of Boston were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by nonmember institutions in accordance with an amendment to the Federal Reserve's Regulation D. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances. The remaining change in average short-term money-market investments resulted from an increase of $243.8 million in securities purchased under agreements to resell and a $1.9 billion increase in federal funds sold.

Average investment-securities balances increased $6.1 billion or 56.9 percent for the nine months ended September 30, 2010,

compared with the nine months ended September 30, 2009. This increase was partially due to a $1.5 billion increase in trading securities due to purchases of certificates of deposit, a $5.9 billion increase in average available-for-sale securities due to purchases of certificates of deposit, GSE debt, corporate bonds and GSE MBS. These increases were partially offset by a $1.3 billion decrease in held-to-maturity securities mainly due to a reduction in certificates of deposit and MBS.

Average mortgage-loan balances for the nine months ended September 30, 2010, were $577.3 million lower than the average balance for the nine months ended September 30, 2009, representing a decrease of 14.6 percent.

Overall, the yield on the mortgage-loan portfolio decreased one basis point for the quarter ended September 30, 2010, compared with the quarter ended September 30, 2009. The yield on the mortgage-loan portfolio remained consistent at 5.03 percent for the nine months ended September 30, 2010 and 2009.

 Composition of the Yields of Mortgage Loans
(dollars in thousands)

	Three Months Ended September 30,
	2010		2009
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$42,950	5.16%	$48,922	5.21%
Premium/discount amortization	(1,038)	(0.12)	(1,494)	(0.16)
Credit-enhancement fees	(838)	(0.10)	(958)	(0.10)
Total interest income	$41,074	4.94%	$46,470	4.95%

	Nine Months Ended September 30,
	2010		2009
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$132,101	5.25%	$156,293	5.30%
Premium/discount amortization	(2,879)	(0.12)	(4,771)	(0.16)
Credit-enhancement fees	(2,576)	(0.10)	(3,048)	(0.11)
Total interest income	$126,646	5.03%	$148,474	5.03%
(1)          Yields are annualized

Average CO balances decreased $8.1 billion, or 12.1 percent, for the quarter ended September 30, 2010, compared to the same period in 2009, based on the Bank's reduced funding needs due to the decline in member demand for advances, as discussed under Executive Summary. This overall decline consisted of a decrease of $14.3 billion in CO discount notes and an increase of $6.2 billion in CO bonds.

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

Impact of Derivatives on Gross Interest Income and Gross Interest Expense
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross interest income before effect of derivatives	$325,962	$375,898	$994,372	$1,262,623
Net interest adjustment for derivatives	(103,173)	(130,571)	(339,321)	(346,840)
Total interest income reported	$222,789	$245,327	$655,051	$915,783

Gross interest expense before effect of derivatives	$193,741	$216,419	$600,735	$839,464
Net interest adjustment for derivatives	(46,272)	(52,911)	(163,784)	(147,417)
Total interest expense reported	$147,469	$163,508	$436,951	$692,047

Net interest margin for the quarters ended September 30, 2010 and 2009, was 0.48 percent and 0.51 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.84 percent and 1.00 percent, respectively.

Net interest margin for the nine months ended September 30, 2010 and 2009, was 0.46 percent and 0.41 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.82 percent and 0.78 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. As shown in the Other Income (Loss) and Operating Expenses section below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.5 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, interest accruals on derivatives classified as economic hedges totaled a net expense of $7.0 million and $2.9 million, respectively.

For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2010 and 2009. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains (losses) on derivatives and hedging activities:
Net gains (losses) related to fair-value hedge ineffectiveness	$841	$1,094	$2,215	$(130)
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	254	(190)	873	578
Trading securities	(8,443)	(76)	(24,060)	653
Mortgage delivery commitments	689	159	1,552	(305)
Net interest accruals related to derivatives not receiving hedge accounting	(2,454)	(1,110)	(6,982)	(2,912)
Net losses on derivatives and hedging activities	(9,113)	(123)	(26,402)	(2,116)
Net impairment losses on investment securities recognized in income	(5,876)	(174,190)	(59,142)	(371,628)
Loss on early extinguishment of debt	—	(66)	—	(66)
Service-fee income	1,890	925	5,036	2,750
Net unrealized gains on trading securities	8,357	192	18,798	1,580
Other	85	125	223	262
Total other loss	$(4,657)	$(173,137)	$(61,487)	$(369,218)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

During the quarter ended September 30, 2010, it was determined that 37 of the Bank's 211 held-to-maturity private-label MBS, representing an aggregated par value of $715.9 million as of September 30, 2010, incurred an other-than-temporary impairment credit loss, as compared to 97 securities with an aggregate par value of $2.6 billion as of September 30, 2009.

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three and nine months ending September 30, 2010, and September 30, 2009, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the period	$—	$—	$—	$(26,374)	$26,177	$(197)
Securities previously impaired prior to current period (1)	(2,684)	(3,192)	(5,876)	(15,023)	(43,922)	(58,945)
Total other-than-temporarily impaired securities	$(2,684)	$(3,192)	$(5,876)	$(41,397)	$(17,745)	$(59,142)
 (1) For the three months ended September 30, 2010, securities previously impaired prior to current period represents all securities that were also previously impaired prior to July 1, 2010. For the nine months ended September 30, 2010, securities previously impaired prior to current period represents all securities that were also previously impaired prior to January 1, 2010.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (From) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the period	$(121,349)	$112,152	$(9,197)	$(1,180,894)	$938,867	$(242,027)
Securities previously impaired prior to current period (1)	(54,429)	(110,564)	(164,993)	(100,541)	(29,060)	(129,601)
Total other-than-temporarily impaired securities	$(175,778)	$1,588	$(174,190)	$(1,281,435)	$909,807	$(371,628)
 (1) For the three months ended September 30, 2009, securities previously impaired prior to current period represents all securities that were also previously impaired prior to July 1, 2009. For the nine months ended September 30, 2009, securities previously impaired prior to current period represent all securities that were also previously impaired prior to January 1, 2009.

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the quarter ending September 30, 2010 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At September 30, 2010				For the Three Months Ended September 30, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$8,527	$8,474	$4,642	$5,128	$(6)
Private-label residential MBS - Alt-A	706,181	536,013	340,951	367,446	(5,819)
ABS backed by home equity loans - Subprime	1,147	844	678	716	(51)
Total other-than-temporarily impaired securities	$715,855	$545,331	$346,271	$373,290	$(5,876)

See Item 1 — Notes to the Financial Statements — Note 5 — Held to Maturity Investments and Item 3 - Quantitative and Qualitative Disclosures about Market Risk - Credit Risk - Investments for additional detail and analysis of the Bank's portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other income (loss). For the quarters ended September 30, 2010 and 2009, the Bank recorded net unrealized gains on trading securities of $8.4 million and $192,000, respectively. The majority of the unrealized gains recorded in the three months ended September 30, 2010, are attributable to fixed-rate agency commercial MBS that were purchased in late 2009 and early 2010. These securities are economically hedged with interest-rate-exchange agreements that do not qualify for hedge accounting, but are documented hedging strategies under the Bank's risk-management program. Changes in the fair value of these economic hedges are recorded in current-period earnings and amounted to net losses of $8.4 million and $76,000 for the quarters ended September 30, 2010 and 2009, respectively. Also included in other loss are interest accruals on these economic hedges, for which the combined, net result for this portfolio is an overall net loss of $1.8 million and $273,000 for the quarters ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010 and 2009, the Bank recorded net unrealized gains on trading securities of $18.8 million and $1.6 million, respectively. Changes in the fair value of the associated economic hedges amounted to a net loss of $24.1 million and a net gain of $653,000 for the nine months ended September 30, 2010 and 2009, respectively. Long-term interest yields generally declined during the quarter ended September 30, 2010, but different sectors of the market experienced different magnitudes of decline during the quarter. Specifically, during the quarter ended June 30, 2010, the yields used to value the fixed-rate commercial MBS declined approximately 30 basis points less than the yields used to value the interest-rate swaps that were economically designated as hedges for these securities. The disparity in yield behavior resulted in unrealized losses on the interest-rate-exchange agreements that exceeded the unrealized gains on the agency securities. This relative widening of spreads between the two interest-rate curves was caused by an increase in the supply of agency MBS during the quarter, as well as concerns that the European debt crisis could spread to other countries, which in turn caused investors to sell long maturity assets. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in a net loss of $5.0 million and $860,000 for the nine months ended September 30, 2010 and 2009, respectively.

Operating expenses for the three months and nine months ended September 30, 2010 and 2009, are summarized in the following table:

Operating Expenses
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Salaries, incentive compensation, and benefits	$7,643	$7,753	$23,616	$26,352
Occupancy costs	1,081	1,068	3,173	3,253
Other operating expenses	3,324	3,285	10,220	11,540
Total operating expenses	$12,048	$12,106	$37,009	$41,145
Annualized ratio of operating expenses to average assets	0.08%	0.08%	0.08%	0.08%

Third Quarter of 2010 Compared with Third Quarter of 2009. For the quarter ended September 30, 2010, total operating expenses decreased $58,000 from the same period in 2009. This decrease was mainly due to a $110,000 decrease in compensation and benefits and a $39,000 increase in other operating expenses.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac, and the Housing and Economic Recovery Act of 2008 prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $1.6 million and $1.3 million for the quarters ended September 30, 2010 and 2009, respectively, and are included in other expense.

Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009. For the nine months ended September 30, 2010, total operating expenses decreased $4.1 million from the same period in 2009. This decrease was mainly due to a $2.7 million decrease in compensation and benefits and a $1.3 million decrease in other operating expenses. The $2.7 million decrease in compensation and benefits is attributable to decreases of $2.3 million in compensation expenses and $947,000 in employee benefits, which are mainly attributable to the April 2009 retirement of the Bank's former chief executive officer and approximately a 10 percent reduction in staff positions in 2009. This decrease was partially offset by a $611,000 increase in employee incentive compensation.

The $1.3 million decrease in other operating expenses was primarily due to a decline of $870,000 in professional service fees, a decrease of $138,000 in employee search fees as the Bank was in the process of hiring a chief executive officer in 2009, and a $123,000 decrease in contractual services.

The Finance Agency's and Office of Finance's operating costs allocated to the Bank totaled $4.9 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.

FINANCIAL CONDITION

Advances

At September 30, 2010, the advances portfolio totaled $30.2 billion, a decrease of $7.4 billion compared with $37.6 billion at December 31, 2009. The majority of the overall net decrease was seen in short-term fixed-rate advances, which declined $7.4 billion. See Executive Summary for additional information regarding the decline in advances.

The following table summarizes advances outstanding by product type at September 30, 2010, and December 31, 2009.

Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2010		December 31, 2009
	Par Value	Percent of Total	Par Value	Percent of Total
Overnight advances	$467,917	1.6%	$583,224	1.6%
Fixed-rate advances
Long-term	10,684,768	36.4	10,734,687	29.1
Putable	7,473,325	25.5	8,445,575	22.9
Short-term	4,009,163	13.7	11,392,788	30.8
Amortizing	1,860,283	6.3	2,169,034	5.9
Callable	11,500	—	11,500	—
	24,039,039	81.9	32,753,584	88.7
Variable-rate advances
Simple variable	4,852,500	16.5	3,581,000	9.7
LIBOR-indexed with declining-rate participation	5,500	—	5,500	—
	4,858,000	16.5	3,586,500	9.7
Total par value	$29,364,956	100.0%	$36,923,308	100.0%

See Item 1 — Notes to the Financial Statements — Note 6 — Advances for disclosures relating to redemption terms of the advances portfolio.

The Bank lends to members chartered within the six New England states. Advances are diversified across the Bank's member institutions. At September 30, 2010, the Bank had advances outstanding to 335, or 72.5 percent, of its 462 members. At December 31, 2009, the Bank had advances outstanding to 351, or 76.0 percent, of its 462 members.

Top Five Advance-Holding Members
(dollars in thousands)

			September 30, 2010
Name	City	State	Par Value of Advances	Percent of Total Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2010	Advances Interest Income for the Nine Months Ended September 30, 2010
RBS Citizens, N.A.	Providence	RI	$4,633,462	15.8%	0.44%	$6,188	$21,990
Bank of America Rhode Island, N.A.	Providence	RI	4,098,094	14.0	0.73	8,164	20,660
NewAlliance Bank	New Haven	CT	1,992,681	6.8	3.03	15,775	50,192
Salem Five Cents Savings Bank	Salem	MA	604,747	2.1	4.17	6,480	19,978
Washington Trust Company	Westerly	RI	480,358	1.6	4.21	5,574	17,855
(1)         Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

As with other members, the top five advance-holding members have reduced their demand for advances since December 31, 2009. At September 30, 2010, the par value of advances for these members aggregated to $11.8 billion falling from $16.7 billion at December 31, 2009. The Bank expects this trend to continue so long as these members continue to experience high levels of deposits.

On August 19, 2010, NewAlliance Bank announced that it expects to be acquired by a nonmember some time in 2011. Nonmembers, excluding housing associates, are ineligible to borrow from the Bank. Among the top five advance-holding members, NewAlliance Bank has been the largest source of advances interest income for each of the three and nine months ended September 30, 2010, as shown in the above table. Accordingly, the acquisition of NewAlliance Bank by a nonmember may adversely impact the Bank's advances interest income.

Investments

At September 30, 2010, investment securities and short-term money-market instruments totaled $28.3 billion, compared with $20.9 billion at December 31, 2009. Under the Bank's pre-existing authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital as measured at the previous month-end. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2010, and December 31, 2009, the Bank's MBS and SBA holdings represented 219 percent and 207 percent of capital, respectively.

Investment securities totaled $18.6 billion at September 30, 2010, compared with $14.0 billion at December 31, 2009. This $4.6 billion increase consisted of the following:

•	An increase of $4.4 billion in trading securities, principally resulting from a $4.2 billion increase in certificates of deposit; and

•
An increase of $1.0 billion in available-for-sale securities, resulting primarily from a $1.8 billion increase in GSE debt, a $1.3 billion increase in GSE MBS, and a $477.5 million increase in corporate debentures guaranteed by the FDIC, partially offset by a $2.6 billion decrease in certificates of deposit.

Short-term money-market investments totaled $9.6 billion at September 30, 2010, compared with $6.9 billion at December 31, 2009. This $2.7 billion net increase resulted from a $4.0 billion increase in securities purchased under agreements to resell and a $1.2 billion decrease in federal funds sold.

The following tables provide a summary of the Bank's held-to-maturity securities, available for sale securities, and trading securities.

Investment Securities Classified as Held-to-Maturity
(dollars in thousands)

	September 30, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
U.S. agency obligations	$26,486	$26,486	$29,029	$30,801	$30,801	$33,061
State or local housing-finance-agency obligations	236,121	236,121	186,296	246,257	246,257	215,130
Government-sponsored enterprises	73,028	73,028	75,792	18,897	18,897	18,597
	335,635	335,635	291,117	295,955	295,955	266,788
Mortgage-backed securities:
U.S. government guaranteed - residential	69,818	69,818	71,044	98,610	98,610	98,397
Government-sponsored enterprises - residential	3,125,225	3,125,225	3,211,433	3,766,047	3,766,047	3,815,958
Government-sponsored enterprises - commercial	1,170,106	1,170,106	1,271,102	1,106,319	1,106,319	1,171,965
Private-label - residential	2,498,556	1,803,193	1,795,575	2,926,608	1,998,076	1,920,336
Private-label - commercial	94,332	94,332	94,143	132,405	132,405	127,935
ABS backed by home equity loans	29,684	28,966	21,120	30,977	30,001	21,302
	6,987,721	6,291,640	6,464,417	8,060,966	7,131,458	7,155,893
Total	$7,323,356	$6,627,275	$6,755,534	$8,356,921	$7,427,413	$7,422,681

Investment Securities Classified as Available-for-Sale
(dollars in thousands)

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$—	$—	$2,600,000	$2,600,000
Supranational banks	479,540	435,740	415,744	381,011
Corporate bonds	1,170,987	1,179,321	702,754	701,779
U.S. government corporations	304,991	261,333	253,009	221,502
Government-sponsored enterprises	3,503,738	3,559,092	1,772,115	1,752,319
	5,459,256	5,435,486	5,743,622	5,656,611
Mortgage-backed securities
U.S. government guaranteed - residential	73,621	73,991	16,551	16,704
Government-sponsored enterprises - residential	1,704,908	1,714,219	503,047	503,542
Government-sponsored enterprises - commercial	310,486	309,067	313,472	309,775
	2,089,015	2,097,277	833,070	830,021
Total	$7,548,271	$7,532,763	$6,576,692	$6,486,632

Trading Securities
(dollars in thousands)

	September 30, 2010	December 31, 2009
Certificates of deposit	$4,209,954	$—
Mortgage-backed securities
U.S. government guaranteed - residential	22,025	23,972
Government-sponsored enterprises - residential	9,047	10,458
Government-sponsored enterprises - commercial	242,168	72,908
	273,240	107,338

Total	$4,483,194	$107,338

The Bank's MBS investment portfolio consists of the following categories of securities as of September 30, 2010, and December 31, 2009. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2010	December 31, 2009
U.S. government-guaranteed and GSE residential mortgage-backed securities	57.9%	54.8%
GSE commercial mortgage-backed securities	19.9	18.4
Private-label residential mortgage-backed securities	20.8	24.8
Private-label commercial mortgage-backed securities	1.1	1.6
Home-equity loans	0.3	0.4
Total mortgage-backed securities	100.0%	100.0%

Mortgage Loans

Mortgage loans invested in by the Bank as of September 30, 2010, totaled $3.3 billion, a decrease of $231.6 million from the December 31, 2009, balance of $3.5 billion.

The FHLBank of Chicago, which acts as the MPF Provider and provides operational support to the FHLBanks participating in the MPF program (MPF Banks) and their participating financial institution members (PFIs), calculates and publishes daily prices, rates, and fees associated with the various MPF products. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans in the 2009 Annual Report on Form 10-K for additional information regarding the Bank's relationship with the FHLBank of Chicago as MPF Provider.

The following table presents the volume of investments in mortgage loans (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Conventional mortgage loans
Original MPF	$237,632	$283,801
MPF 125	1,078	3,723
Total conventional mortgage loans	238,710	287,524
Government-insured or guaranteed loans
MPF Government	30,515	16,454
Total par value	$269,225	$303,978

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $2.9 million and $2.1 million at September 30, 2010, and December 31, 2009, respectively. This increase in allowance is due to the continued deterioration in general economic and labor market conditions and the ongoing depression in house prices nationwide, which has resulted in a trend of increasing delinquencies in the mortgage portfolio. See Item 7 — Critical Accounting Estimates — Allowance for Loan Losses in the 2009 Annual Report on Form 10-K for a description of the Bank's methodology for estimating the allowance for loan losses.

The following tables present the Bank's delinquent loans and allowance for credit losses activity (dollars in thousands).

	September 30, 2010	December 31, 2009
Total par value past due 90 days or more and still accruing interest	$19,552	$19,822
Nonaccrual loans, par value	54,492	44,969

	Nine Months Ended September 30,
	2010	2009
Nonaccrual loans
Gross amount of interest that would have been recorded based on original terms	$2,353	$1,570
Interest actually recognized in income during the period	2,248	1,461
Shortfall	$105	$109

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for credit losses on mortgage loans, balance at beginning of period	$2,500	$1,250	$2,100	$350
Charge-offs	(53)	—	(88)	—
Provision for credit losses	453	400	888	1,300
Allowance for credit losses on mortgage loans, balance at end of period	$2,900	$1,650	$2,900	$1,650

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage-loan portfolio on a monthly basis. A summary of conventional mortgage-loan delinquencies at September 30, 2010, and December 31, 2009, is provided in the following tables.

Summary of Delinquent Mortgage Loans
(dollars in thousands)

	September 30, 2010		December 31, 2009
	Par Value	Percent of Total Conventional Mortgage Loans	Par Value	Percent of Total Conventional Mortgage Loans
30 to 59 days delinquent and not in foreclosure	$45,389	1.5%	$49,968	1.6%
60 to 89 days delinquent and not in foreclosure	15,126	0.5	17,308	0.5
90 days or more delinquent and not in foreclosure	26,970	0.9	22,861	0.7
In process of foreclosure	27,707	0.9	22,115	0.7
REO	6,541		4,359
Serious delinquency rate (1)		1.9%		1.4%
(1)         Conventional mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance.

Although the Bank's mortgage-loan portfolio includes loans throughout the U.S., the top five states by outstanding principal balance of the conventional mortgage-loan portfolio are shown in the following table:

State Concentration by Outstanding Principal Balance

	September 30, 2010	December 31, 2009
State concentration
Massachusetts	33%	30%
California	14	16
Connecticut	10	10
Maine	5	4
New Hampshire	4	3
All others	34	37
Total	100%	100%

Although delinquent loans in the Bank's portfolio are spread throughout the U.S., the top five states by outstanding principal balance of the Bank's investments in conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans

	September 30, 2010	December 31, 2009
State concentration
California	23%	25%
Massachusetts	22	22
Connecticut	9	6
Arizona	4	3
Nevada	4	3
All others	38	41
Total	100%	100%

Higher-Risk Loans. The Bank's portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank's total conventional portfolio (8.88 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (37.36 percent by outstanding principal balance). The Bank's allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of September 30, 2010.

Summary of Higher-Risk Conventional Mortgage Loans
As of September 30, 2010
(dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$232,709	7.16%	2.25%	7.07%
High loan-to-value loans (2)	24,691	3.01	—	13.21
Subprime and high loan-to-value loans (3)	2,654	—	12.87	10.78
Total high-risk loans	$260,054	6.69%	2.17%	7.69%
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

Debt Financing — Consolidated Obligations

At September 30, 2010, and December 31, 2009, outstanding COs, including both CO bonds and CO discount notes, totaled $56.8 billion and $57.7 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank either enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond, or uses the bond to fund assets with characteristics similar to those of the bond.

See Item 1 — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of September 30, 2010, and December 31, 2009. CO bonds outstanding at September 30, 2010, and December 31, 2009, include issued callable bonds totaling $6.6 billion and $5.4 billion, respectively.

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 31.3 percent and 38.6 percent of outstanding COs at September 30, 2010, and December 31, 2009, respectively, but accounted for 97.3 percent and 98.2 percent of the proceeds from the issuance of COs during the nine months ended September 30, 2010 and 2009, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 10 — Consolidated Obligations for the book value, par value, and weighted average rate of the Bank's participation in CO discount notes as of September 30, 2010, and December 31, 2009.

Average Consolidated Obligations Outstanding
(dollars in thousands)

	Three Months Ended September 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)
Overnight discount notes	$4,431,096	0.15%	$3,850,265	0.10%
Term discount notes	14,775,807	0.18	22,778,368	0.23
Total discount notes	19,206,903	0.17	26,628,633	0.21
Bonds	38,142,782	1.44	31,151,614	1.90
Total consolidated obligations	$57,349,685	1.02%	$57,780,247	1.12%

	Nine Months Ended September 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)
Overnight discount notes	$4,291,903	0.12%	$4,302,308	0.11%
Term discount notes	16,696,892	0.15	31,004,199	0.61
Total discount notes	20,988,795	0.15	35,306,507	0.55
Bonds	37,761,977	1.46	31,545,707	2.31
Total consolidated obligations	$58,750,772	0.99%	$66,852,214	1.38%
(1)          Yields are annualized.

The average balances of COs for the nine months ended September 30, 2010, were lower than the average balances for the same period in 2009, which is consistent with the decrease in total average assets. The average balance of term CO discount notes decreased $14.3 billion and overnight CO discount notes decreased $10.4 million for the nine months ended September 30, 2010. Average balances of CO bonds increased $6.2 billion from the prior period. The average balance of CO discount notes represented approximately 35.7 percent of total average COs during the nine months ended September 30, 2010, as compared with 52.8 percent of total average COs during the nine months ended September 30, 2009. The average balance of bonds represented 64.3 percent and 47.2 percent of total average COs outstanding during the nine months ended September 30, 2010 and 2009, respectively.

Deposits

As of September 30, 2010, deposits totaled $743.9 million compared with $772.5 million at December 31, 2009, a decrease of $28.5 million. This decrease was mainly the result of a lower level of member deposits in the Bank's overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at September 30, 2010, and December 31, 2009.

Term Deposits Greater than $100,000
(dollars in thousands)

	September 30, 2010		December 31, 2009
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$—	—%	$990	0.72%
Over three months through six months	—	—	450	0.09
Over six months through 12 months	6,250	2.51	500	0.30
Greater than 12 months (1)	20,000	4.71	26,250	4.19
Total par value	$26,250	4.19%	$28,190	3.93%
(1)         September 30, 2010, represents one term deposit account with a maturity date in 2014. December 31, 2009, represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit of $20.0 million with a maturity date in 2014.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $18.0 million and $16.8 million as of September 30, 2010, and December 31, 2009, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $905.6 million and $768.3 million as of September 30, 2010, and December 31, 2009, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2010, and December 31, 2009. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedging changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2010		December 31, 2009
Hedged Item	Derivative	Designation	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances	Swaps	Fair value	$11,352,690	$(835,305)	$11,952,709	$(678,566)
	Swaps	Economic	73,250	(2,145)	83,250	(3,247)
	Caps and floors	Economic	16,500	38	16,500	103
Total associated with advances			11,442,440	(837,412)	12,052,459	(681,710)
Available-for-sale securities	Swaps	Fair value	907,131	(320,393)	907,131	(186,240)
Trading securities	Swaps	Economic	225,000	(23,093)	95,000	967
Consolidated obligations	Swaps	Fair value	13,679,650	318,997	14,597,075	130,716
Deposits	Swaps	Fair value	20,000	5,471	20,000	4,745
Total			26,274,221	(856,430)	27,671,665	(731,522)
Mortgage delivery commitments			56,258	75	3,706	(31)
Total derivatives			$26,330,479	(856,355)	$27,675,371	(731,553)
Accrued interest				(8,839)		(10,322)
Cash collateral				(22,383)		(9,631)
Net derivatives				$(887,577)		$(751,506)
Derivative asset				$17,995		$16,803
Derivative liability				(905,572)		(768,309)
Net derivatives				$(887,577)		$(751,506)

The following four tables provide a summary of the Bank's hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $25.0 billion, representing 95.1 percent of all derivatives outstanding as of September 30, 2010. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances
By Year of Contractual Maturity
As of September 30, 2010
(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,916,650	$(35,120)	$2,916,650	$34,997	3.36%	0.38%	3.27%	0.47%
Due after one year through two years	2,058,650	(84,364)	2,058,650	84,135	3.15	0.42	3.06	0.51
Due after two years through three years	1,593,510	(111,957)	1,593,510	111,585	3.66	0.41	3.52	0.55
Due after three years through four years	796,550	(83,598)	796,550	83,374	4.23	0.39	3.99	0.63
Due after four years through five years	675,015	(60,780)	675,015	60,634	3.59	0.42	3.31	0.70
Thereafter	3,312,315	(459,486)	3,312,315	455,657	3.99	0.39	3.84	0.54
Total	$11,352,690	$(835,305)	$11,352,690	$830,382	3.62%	0.40%	3.49%	0.53%
(1)         The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)         The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2010.

Fair-Value Hedge Relationships of Advances
By Year of Contractual Maturity or Next Put Date for Putable Advances
As of September 30, 2010
 (dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$8,469,525	$(644,943)	$8,469,525	$640,172	3.79%	0.39%	3.66%	0.52%
Due after one year through two years	1,427,400	(59,410)	1,427,400	59,387	2.48	0.44	2.40	0.52
Due after two years through three years	891,910	(81,981)	891,910	81,956	3.83	0.41	3.71	0.53
Due after three years through four years	212,800	(16,212)	212,800	16,188	3.59	0.39	3.18	0.80
Due after four years through five years	214,765	(14,441)	214,765	14,453	3.49	0.38	2.89	0.98
Thereafter	136,290	(18,318)	136,290	18,226	4.35	0.37	4.21	0.51
Total	$11,352,690	$(835,305)	$11,352,690	$830,382	3.62%	0.40%	3.49%	0.53%
(1)         The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)         The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2010.

Fair-Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity
As of September 30, 2010
 (dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,923,000	$15,570	$3,923,000	$(15,607)	1.14%	1.15%	0.29%	0.28%
Due after one year through two years	3,132,700	32,977	3,132,700	(33,112)	1.11	1.13	0.25	0.23
Due after two years through three years	2,775,450	89,422	2,775,450	(89,149)	2.02	2.05	0.25	0.22
Due after three years through four years	1,105,500	28,183	1,105,500	(28,553)	1.95	1.97	0.36	0.34
Due after four years through five years	1,083,000	13,131	1,083,000	(13,253)	1.74	1.74	0.14	0.14
Thereafter	1,660,000	139,714	1,660,000	(140,699)	3.58	3.58	0.60	0.60
Total	$13,679,650	$318,997	$13,679,650	$(320,373)	1.72%	1.74%	0.31%	0.29%
(1)         The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)         The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2010. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations
As of September 30, 2010
 (dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment (1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$6,751,000	$21,397	$6,751,000	$(21,810)	1.30%	1.31%	0.23%	0.22%
Due after one year through two years	3,137,700	37,087	3,137,700	(37,378)	1.17	1.19	0.26	0.24
Due after two years through three years	2,245,450	89,098	2,245,450	(88,763)	2.25	2.28	0.27	0.24
Due after three years through four years	535,500	25,391	535,500	(25,508)	2.52	2.55	0.55	0.52
Due after four years through five years	150,000	9,438	150,000	(9,438)	2.75	2.77	0.32	0.30
Thereafter	860,000	136,586	860,000	(137,476)	5.00	5.00	1.05	1.05
Total	$13,679,650	$318,997	$13,679,650	$(320,373)	1.72%	1.74%	0.31%	0.29%
(1)         The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)         The yield for floating-rate instruments and the floating leg of interest-rate swaps is the coupon rate in effect as of September 30, 2010. For zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank's members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank's own risk-management purposes and are not related to requests from the Bank's members to enter into such contracts. See Item 1 — Notes to the Financial Statements — Note 17 — Transactions with Related Parties and Other FHLBanks for outstanding derivative contracts with members and affiliates of members.

Impact of Lehman Bankruptcy

In connection with Lehman Brothers Holdings Inc's bankruptcy in September 2008, on October 29, 2010, the Bank received a Derivatives ADR Notice from LBSF making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest at a default rate based on LBSF's view of how the settlement amount should have been calculated. See Item 1 — Notes to the Financial Statements — Note 16 — Commitments and Contingencies for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank's primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations of the 2009 Annual Report on Form 10-K. The Bank's equity capital resources are governed by the Bank's capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

Internal Sources of Liquidity

For the quarter ended September 30, 2010, the Bank has been in material compliance with its risk-management policy, policies established by its Asset-Liability Committee, and certain Finance Agency regulations. For information on these policies and regulations, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity in the 2009 Annual Report on Form 10-K.

The Bank maintains structural liquidity in order to ensure that it meets its day-to-day business needs and its contractual obligations with normal sources of funding. The Bank defines structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, non-contractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that all maturing advances are renewed except for those from large, highly rated members; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its normal access to the capital markets, subject to leverage, credit line capacity, or collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of September 30, 2010.

Structural Liquidity
(dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$(3,013,983)	$(4,210,751)	$(5,212,853)
Less: Cumulative contingent obligations	(3,765,914)	(4,580,644)	(5,717,636)
Equals: Net structural liquidity need	(6,779,897)	(8,791,395)	(10,930,489)
Available borrowing capacity (2)	$26,841,737	$30,091,893	$33,070,361
Ratio of available borrowing capacity to net structural liquidity need	3.96	3.42	3.03
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
(1)   Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.
(2)    Available borrowing capacity is the CO issuance capacity based on achieving leverage up to the Bank's internal minimum capital requirement.

In accordance with Finance Agency regulations, the Bank also maintains contingency-liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, the capital markets, or any other event that precludes issuance of consolidated obligations. The Bank maintains highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all anticipated maturing advances over the following five days. As of September 30, 2010, and December 31, 2009, the Bank held a surplus of $12.9 billion and $4.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates the Bank's contingency liquidity as of September 30, 2010.

Contingency Liquidity
As of September 30, 2010
(dollars in thousands)

Cumulative Fifth Business Day
Projected net cash flow (1)	$(5,842,074)
Contingency borrowing capacity (exclusive of CO debt issuance)	18,702,050
Net contingency borrowing capacity	$12,859,976
(1)    Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities orexpected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot borrow funds from the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The Bank was in compliance with these liquidity requirements as of September 30, 2010.

Further, the Bank is sensitive to maintaining an appropriate funding balance between its assets and liabilities and has an established policy that limits the potential gap between assets with maturities greater than one year funded by liabilities maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. During the three months ended September 30, 2010, this gap averaged 5.1 percent (maximum level 8.8 percent and minimum level 2.7 percent). As of September 30, 2010, this gap was 3.6 percent, lower than the 11.3 percent observed at December 31, 2009. The primary drivers behind the reduction in this gap from December 31, 2009, levels were increased mortgage prepayment projections due to the broad-based decline in market yields throughout 2010, and extension of debt refunding maturities since December 31, 2009.

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

Financial Conditions for FHLBank Debt

The Bank has experienced favorable CO issuance costs during the period covered by this report. Demand for COs during this period was generally robust due in part to continued strong institutional demand and reduced net FHLBank System debt issuance. Investors continue to seek both safety and liquidity in the GSE debt market, particularly in light of the sovereign debt crisis impacting certain European economies especially during the first month of the third quarter of 2010.
 Capital

The Bank's total GAAP capital increased $410.9 million to $3.2 billion at September 30, 2010, from $2.8 billion at December 31, 2009. The increase was attributable to the net reduction of $308.7 million to accumulated other comprehensive loss, an $83.0 million increase in retained earnings, and the purchase of $19.2 million of capital stock by members during the nine months ended September 30, 2010. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $215.7 million of noncredit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired, and due to net fair-value gains of $74.6 million attributable to available-for-sale securities.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital requirements. The Bank is in compliance with these requirements as discussed in Item 1 — Notes to the Financial Statements — Note 12 — Capital. Additionally, the Bank is subject to a capital rule under Finance Agency regulations (the Capital Rule)

and has adopted additional minimum capital requirements, each of which is also described below.

Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. On September 29, 2010, the Bank received notification that the Acting Director of the Finance Agency had determined that the Bank was adequately capitalized for the quarter ended June 30, 2010. The Acting Director of the Finance Agency has not yet notified the Bank of its capital classification for the quarter ended September 30, 2010. For more information on the Capital Rule, see Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislation and Regulatory Developments of the 2009 Annual Report on Form 10-K.

Internal Minimum Capital Requirements in Excess of Regulatory Requirements

In January 2010, to provide further protection for the Bank's capital base, the Bank's board of directors adopted a new minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank's regulatory capital requirement plus its retained earnings target. As of September 30, 2010, this requirement equaled $3.4 billion, which was satisfied by the Bank's actual regulatory capital of $4.0 billion.

The Bank's capital stock purchase requirements for its members and ability to expand and contract the amount of outstanding capital stock based on members' borrowings are described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital in the 2009 Annual Report on Form 10-K. As discussed in that Item, the Bank may either repurchase or redeem excess capital stock (stock in excess of what members are required to hold) in its sole discretion, however, the Bank continues its moratorium on excess stock repurchases, except in limited instances of former member insolvency. During the nine months ended September 30, 2010, the Bank did not repurchase excess capital stock.

The Bank redeems capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership following the expiry of a five-year stock-redemption period. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $86.6 million and $90.9 million at September 30, 2010, and December 31, 2009, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of September 30, 2010, and December 31, 2009 (dollars in thousands):

Contractual Year of Redemption	September 30, 2010	December 31, 2009
Past redemption date (1)	$—	$4,185
Due in one year or less	—	103
Due after one year through two years	—	—
Due after two years through three years	86,367	—
Due after three years through four years	231	86,598
Due after four years through five years	10	10
Total	$86,608	$90,896
(1)      Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but member-related activity remains outstanding. Such shares of stock will not be redeemed until the activity is no longer outstanding.

At September 30, 2010, and December 31, 2009, members and nonmembers with capital stock outstanding held $1.8 billion and $1.5 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of September 30, 2010, and December 31, 2009 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2010	$576,529	$1,357,216	$1,933,769	$3,748,900	$1,815,131
December 31, 2009	586,599	1,655,784	2,242,406	3,733,997	1,491,591
(1)              Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)              Class B capital stock outstanding includes mandatorily redeemable capital stock.

Retained Earnings Target and Dividends. The Bank's retained earnings target continues to be $925.0 million due to continuing uncertainty about the economy and housing recovery. Unemployment remains persistently high and home prices and sales have improved at a very modest pace, with significant amounts of inventory yet to be cleared. At September 30, 2010, the Bank had retained earnings of $225.6 million. Despite significant charges against the private-label MBS portfolio to date, worst-case simulations show that the Bank could sustain significant additional losses though management considers this an unlikely outcome. Further, the model considers other risks to the Bank, such as historically low interest rates, that could have direct or indirect negative impacts on the Bank's income and capital in the future. Until these risks begin to abate, it is likely that the Bank's retained earnings target will remain elevated. For information on how the Bank adjusts its retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources — Retained Earnings Target and Dividends in the 2009 Annual Report on Form 10-K.

The Bank has previously adopted a dividend payout restriction under which the Bank may only pay up to 50 percent of the prior quarter's net income while the Bank's retained earnings are less than its targeted retained earnings level. However, the Bank's board of directors has announced that it does not expect to declare any dividends until the Bank demonstrates a consistent pattern of positive net income as the Bank continues to focus on building retained earnings.

The Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank's excess stock exceeds 1 percent of its total assets or if the issuance of excess stock would cause the Bank's excess stock to exceed 1 percent of its total assets. At September 30, 2010, the Bank had excess capital stock outstanding totaling $1.8 billion or 2.9 percent of its total assets.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

The Bank's significant off-balance-sheet arrangements consist of the following:

•     commitments that legally bind and obligate the Bank for additional advances;

•    standby letters of credit;

•    commitments for unused lines-of-credit advances;

•     standby bond-purchase agreements with state housing authorities; and

•    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Note 19 — Commitments and Contingencies to the Bank's 2009 financial statements in the 2009 Annual Report on Form 10-K.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks supports a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on the Bank's net income of $83.0 million for the nine months ended September 30, 2010, the Bank's AHP assessment was $9.2 million and the REFCorp assessment was $20.7 million for the nine months ended September 30, 2010. See Item 1 — Business — Assessments of the 2009 Annual Report on Form 10-K for additional information regarding REFCorp and AHP.

On October 26, 2010, the Bank entered into a new lease pursuant to which the Bank will lease approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199. See Item 1 - Notes to the Financial

Statements - Note 16 Commitments and Contingencies for the future minimum lease rentals.

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

The Bank has identified five accounting estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Bank's Audit Committee of the board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K.

As of September 30, 2010, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements except as described below under Fair-Value Estimates. Also described below are the results of the sensitivity analysis for private-label MBS.

Fair-Value Estimates

During the quarter ended March 31, 2010, the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations and certificates of deposit and during the quarter ended September 30, 2010, the Bank changed the methodology used to estimate the fair value of certificates of deposit. The changes are consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets. Prior to adopting the new methodology, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank's estimated fair values of these investment securities.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities and Results of Operations for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the FHLBanks' OTTI Governance Committee.

The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. The Bank's base-case housing price forecast as of September 30, 2010, assumed current-to-trough home price declines ranging from 0.0 percent to 10 percent over the next three-to nine-month period beginning July 1, 2010, per the respective states' CBSAs, which are based upon an assessment of the individual housing markets. Thereafter, home prices are projected to remain flat in the first year, and to increase 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year, and 4 percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to worsen from the base-case scenario by an incremental 5 percent, resulting in a current-to-trough price decline range of 5 percent to 15 percent over the three-to nine-month period beginning July 1, 2010. Thereafter, home prices were projected to remain flat in the first and second years after the trough, and to increase 1 percent in the third year, 2 percent in the fourth year, 2 percent in the fifth year, and 3 percent in each subsequent year.

 The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of September 30, 2010 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the Quarter Ended September 30, 2010	Number of Securities	Par Value	Credit- Related Other -Than- Temporary Impairment in Net Income	Number of Securities	Par Value	Credit - Related Other-Than- Temporary Impairment
Prime	1	$8,527	$(6)	5	$89,749	$(1,693)
Alt-A	35	706,181	(5,819)	98	2,170,549	(90,349)
Subprime	1	1,147	(51)	5	3,359	(208)
Total private-label MBS	37	$715,855	$(5,876)	108	$2,263,657	$(92,250)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on the Bank's recent accounting developments.

RECENT LEGISLATIVE AND REGULATORY DEVELOPMENTS

The most important legislative development during the period covered by this report was the enactment of the Dodd-Frank Act on July 21, 2010, which is discussed in greater detail below together with a presentation of certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact the Bank. Other important developments during the period covered by this report include certain Finance Agency regulatory actions, certain proposed legislation that would permit the Bank to continue to issue certain tax-exempt letters of credit past December 31, 2010, and Basel Committee activity that may ultimately impact member demand for advances and investor demand for COs, each discussed in greater detail below.

Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full impact of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

Regulatory Activity Pursuant to the Dodd-Frank Act

Proposed Commodities Futures Trading Commission and SEC rule on Certain Key Definitions for Derivatives. On August 20, 2010, the U.S. Commodities Futures Trading Commission (the CFTC) and the SEC jointly issued a proposed rule, with a comment deadline that closed September 20, 2010, requesting comment on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act. The definitions of those terms may adversely impact the Bank. For example, in addition to the clearing and exchange trading requirements for certain standardized derivatives transactions, if the Bank is determined to be a “major swap participant,” then the Bank will also have to register with the CFTC and be subject to new standards of conduct and additional reporting and swap-based capital and margin requirements. In addition, derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions could be subject to new reporting requirements. Such additional requirements would likely increase the cost of the Bank's hedging activities and may adversely affect the Bank's ability to hedge its interest rate risk exposure, to achieve its risk management objectives, and to act as an intermediary between its members and counterparties.

Proposed CFTC Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule with a comment deadline of December 3, 2010 which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the U.S. federal government. Currently, GSE securities are eligible investments under CFTC regulations. If this change is adopted as proposed, then the demand for FHLBank debt may be adversely impacted.

Oversight Council Proposed Rule Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 6, 2010, the Oversight Council issued a proposed rule with a comment deadline of November 5, 2010, that would give the Oversight Council the authority to require a nonbank financial company (a term to be defined by the Oversight Council) to be supervised by the Board of Governors of the Federal Reserve System and subject to certain prudential standards. The Oversight Council shall make this determination based on whether material financial distress at a given firm, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the firm, could pose a threat to the financial stability of the United States. If the FHLBanks are determined to be nonbank financial companies subject to the Oversight Council's regulatory requirements, then the FHLBanks' operations and business are likely to be impacted.

Oversight Council Request for Information on Implementing the Volcker Rule. On October 6, 2010, the Oversight Council issued a public request for information in connection with the Oversight Council's study on implementing certain prohibitions on proprietary trading, which prohibitions are commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to higher capital requirements and quantitative limits with regard to their proprietary trading. If the Volcker Rule is implemented in a way that subjects FHLBanks to it, then the Bank may be subject to additional limitations on the composition of its investment portfolio beyond those to which it is already subject under existing Finance Agency regulations, in turn potentially resulting in less profitable investment alternatives.

FDIC Proposed Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. The Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest-bearing transaction accounts. This requirement is in effect for FDIC-insured institutions from December 31, 2010, until January 1, 2013, and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. On September 27, 2010, the FDIC issued a proposed rule to implement this provision in the Dodd-Frank Act. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur due if the FDIC's unlimited support of non-interestbearing transaction accounts is adopted as a final rule, tends to weaken member demand for Bank advances.

FDIC Proposed Rule on Dodd-Frank Resolution Authority. On October 12, 2010, the FDIC issued a proposed rule with a comment deadline of November 18, 2010, on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The proposed rule provides, among other things, that:

•	all creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	to the extent that any portion of a secured creditor's claim is unsecured, it will absorb losses along with other unsecured creditors; and

•	secured obligations collateralized with U.S. government obligations will be valued at par.

Finance Agency Regulatory Actions

Proposed Finance Agency Regulation on Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a proposed regulation that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates. The Finance Agency regulates Fannie Mae, Freddie Mac, the 12 FHLBanks, and the Office of Finance, and was appointed as conservator of Fannie Mae and Freddie Mac in September 2008. The basic authorities set forth in the proposed regulation include the authority to enforce and repudiate contracts; establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants; and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid.

Proposed Finance Agency Regulation on Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the Finance Agency issued a proposed regulation with a comment deadline of October 12, 2010, that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed.

Additional Developments

Tax-Exempt Bonds Supported by FHLBank Letters of Credit. Legislation has been introduced that would allow an FHLBank on behalf of one or more members to issue letters of credit to support non-housing-related tax-exempt state and local bond issuances issued after December 31, 2010. If enacted, this would be an extension of the Bank's authority to issue such letters of credit that was first granted to the FHLBanks by the Housing and Economic Recovery Act of 2008, which is otherwise set to expire December 31, 2010.

Basel Committee on Banking Supervision Capital Framework. The Basel Committee on Banking Supervision (the Basel Committee) has developed a new capital regime for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for advances and/or investor demand for COs.

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

On October 25, 2010, the FHLBank of Seattle became subject to a consent order which, among other things, includes certain prohibitions on dividends and requires it to, among other things, undertake an asset improvement program, submit a capital repurchase plan to the Finance Agency, engage an independent consultant to evaluate its credit risk management, and develop an information technology plan, each in accordance with such requirements the Finance Agency may provide.

The Bank has evaluated the consent order as well as the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit-rating downgrades as of each period-end presented. Based on this review, management does not believe that the probability that the Bank will be required by the Finance Agency to repay any principal or interest associated with COs for which the Bank is not the primary obligor has materially increased.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit Risk — Advances. The Bank endeavors to minimize credit risk on advances by monitoring the financial condition of its borrowing entities and by holding sufficient collateral to protect itself from losses. All pledged collateral is subject to haircuts assigned by the Bank based on the Bank's opinion of the incremental risk that such collateral presents. The Bank is prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral to secure the advance. The Bank has never experienced a credit loss on an advance.

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

For the first nine months of 2010, the overall performance of the Bank's membership generally improved from December 31, 2009, due to reduced losses from investments and lower loan-loss provisions. However, the Bank's membership continues to be challenged by the current economic conditions, such as high unemployment and resultant loan delinquencies. Aggregate nonperforming assets for depository institution members increased slightly from 1.72 percent of total assets as of December 31, 2009, to 1.79 percent of assets as of June 30, 2010. The aggregate ratio of tangible capital to assets among the membership increased from 9.56 percent as of December 31, 2009, to 10.03 percent as of June 30, 2010. June 30, 2010, is the most recent date of the Bank's data on its membership for purposes of this report. Through the 10-month period ending October 31, 2010, one member was placed into receivership by its regulator, and one member was placed into conservatorship by its regulator. There were no defaults on member obligations to the Bank. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member's obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

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

Collateral by Pledge Type
As of September 30, 2010
(dollars in thousands)

Discounted Collateral
Collateral pledged under blanket lien	$39,248,146
Collateral specifically listed and identified	17,049,847
Collateral delivered to the Bank	12,995,705

The Bank accepts nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for Bank advances. However, the Bank does not accept as eligible collateral any mortgage loan that allows for negative amortization of the principal balance, including, but not limited to, pay-option adjustable-rate mortgage loans. The Bank recognizes that these types of loans may present incremental credit risk to the Bank. Therefore, the Bank has monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk. Further, the Bank applies collateral valuation discounts to nontraditional and subprime loans secured by a mortgage on the borrower's primary residence of 28 percent and 40 percent of book value, respectively. These discounts reflect the incremental credit risk associated with these types of loans relative to conventional mortgage loans. In addition, the Bank limits the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported GAAP capital or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At September 30, 2010, the amount of pledged nontraditional and subprime loan collateral was 11 percent of total member borrowing capacity at quarter-end compared with 13 percent of total member borrowing capacity at December 31, 2009.

For additional information on the Bank's collateral policies and practices, see Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Credit Risk — Advances in the 2009 Annual Report on Form 10-K.

Advances outstanding to borrowers in blanket-lien status at September 30, 2010, totaled $18.8 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $45.1 billion as of September 30, 2010. Of this total, $6.2 billion of securities have been delivered to the Bank or to a third-party custodian, an additional $2.2 billion of securities are held by borrowers' securities corporations, and $12.9 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with members and nonmember borrowers in listing- and delivery-collateral status at September 30, 2010, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of September 30, 2010
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Listing-collateral status	30	$9,838,176	$18,505,640	188.1%
Delivery-collateral status	29	723,817	1,082,782	149.6
Total	59	$10,561,993	$19,588,422	185.5%

Beyond the Bank's practices in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members. This is due to the antipreemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $269.0 million at September 30, 2010.

Based upon the collateral held as security on advances, the Bank's collateral practices and policies, the Bank's prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Credit Risk — Investments. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities and supranationals. The Bank may place money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; currently all such placements expire within 95 days. Management actively monitors the credit quality of these counterparties. At September 30, 2010, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $14.2 billion to 27 counterparties and issuers, of which $4.2 billion was for certificates of deposit, $4.4 billion was for federal funds sold, and $5.6 billion was for debentures. As of September 30, 2010, one counterparty individually accounted for 16.5 percent of the Bank's total unsecured credit exposure.

The Bank also is invested in and is subject to secured credit risk related to MBS, ABS, and HFA obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS must be rated the highest long-term debt rating at the time of purchase. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

Credit ratings on these investments are provided in the following table.

Credit Ratings of Investments at Carrying Value
As of September 30, 2010
(dollars in thousands)

	Short-Term Credit Rating	Long-Term Credit Rating (1)
Investment Category	A-1	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments (2):
Interest-bearing deposits	$—	$—	$51	$—	$—	$—	$—
Certificates of deposit	—	—	2,429,991	1,779,963	—	—	—
Securities purchased under agreements to resell	750,000	—	—	3,050,000	—	—	1,400,000
Federal funds sold	—	—	1,635,000	2,805,000	—	—	—
Total money-market instruments	750,000	—	4,065,042	7,634,963	—	—	1,400,000

Investment securities:
U.S. agency obligations	—	26,486	—	—	—	—	—
U.S. government corporations	—	261,333	—	—	—	—	—
Government-sponsored enterprises	—	3,632,120	—	—	—	—	—
Supranational banks	—	435,740	—	—	—	—	—
Corporate bonds	—	1,179,321	—	—	—	—	—
HFA obligations	—	25,360	155,537	2,614	50,690	—	1,920
Total non-MBS	—	5,560,360	155,537	2,614	50,690	—	1,920

MBS:
U.S. government guaranteed - residential	—	165,834	—	—	—	—	—
GSE - residential	—	4,848,491	—	—	—	—	—
GSE - commercial	—	1,721,341	—	—	—	—	—
Private-label - residential	—	168,481	89,213	126,407	123,340	1,295,752	—
Private-label - commercial	—	94,332	—	—	—	—	—
ABS backed by home-equity loans	—	19,139	2,882	—	—	6,945	—
Total MBS	—	7,017,618	92,095	126,407	123,340	1,302,697	—

Total investments	$750,000	$12,577,978	$4,312,674	$7,763,984	$174,030	$1,302,697	$1,401,920

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

September 30, 2010 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value
As of September 30, 2010
(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$60,985	$189,021	$586,341	$306,069	$38,082	$115,254	$1,295,752
ABS backed by home-equity loans	371	4,519	1,560	—	—	495	6,945
Total	$61,356	$193,540	$587,901	$306,069	$38,082	$115,749	$1,302,697

Of the Bank's $9.8 billion in par value of MBS and ABS investments at September 30, 2010, $3.1 billion in par value are private-label MBS. Of this amount, $2.6 billion in par value are securities backed primarily by Alt-A loans, while $511.5 million in par value are backed primarily by prime loans. Only $30.3 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revises the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBanks' OTTI Governance Committee in accordance with the related Finance Agency guidance. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Legislative and Regulatory Developments of the 2009 Annual Report on Form 10-K for additional information on the FHLBanks' OTTI Governance Committee and related Finance Agency guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds, too, have been modeled using the same credit assumptions applied to Alt-A collateral. One of these bonds, with a total par value of $8.5 million as of September 30, 2010, was deemed to be other-than-temporarily impaired as of September 30, 2010. These bonds are reported as prime in the various tables in this section. In addition, one bond classified as Alt-A collateral by S&P, of which the Bank held $5.1 million in par value as of September 30, 2010, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables in this section in accordance with S&P's classification. The Bank does not hold any collateralized debt obligations. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for information on the Bank's key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

The Bank classifies private-label residential and commercial MBS and home equity loans as prime, Alt-A, or subprime based on the originator's classification at the time of origination or based on the classification by an NRSRO upon issuance of the MBS. In some instances, the NRSROs may have changed their classification subsequent to origination which would not necessarily be reflected in the following tables.

Unpaid Principal Balance of Private-Label MBS and Home Equity Loans by Fixed Rate or Variable Rate
(dollars in thousands)

	September 30, 2010			December 31, 2009
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$27,445	$389,695	$417,140	$31,276	$436,655	$467,931
Alt-A	51,349	2,532,918	2,584,267	60,393	2,858,928	2,919,321
Total private-label residential MBS	78,794	2,922,613	3,001,407	91,669	3,295,583	3,387,252
Private-label commercial MBS
Prime	10,586	83,808	94,394	10,586	121,891	132,477
ABS backed by home equity loans
Subprime	—	30,280	30,280	—	31,542	31,542
Total par value of private-label MBS	$89,380	$3,036,701	$3,126,081	$102,255	$3,449,016	$3,551,271
 (1)     The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to the Bank's MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2010, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with the Bank's private-label MBS and ABS, stratified by collateral type and vintage. Average current credit enhancements as of September 30, 2010, reflect the percentage of subordinated class outstanding balances as of September 30, 2010, to the Bank's senior class holding outstanding balances as of September 30, 2010, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of September 30, 2010, are indicative of the ability of subordinated classes to absorb loan collateral, lost principal, and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

Private-Label MBS and ABS Backed by Home Equity Loans
by Year of Securitization - Prime
At September 30, 2010
(dollars in thousands)

Private-label residential MBS	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$123,173	$—	$—	$14,682	$108,491
Double-A	44,773	—	—	—	44,773
Single-A	4,767	—	—	—	4,767
Triple-B	28,598	25,194	—	—	3,404
Below Investment Grade
Double-B	15,959	—	—	—	15,959
Single-B	53,558	16,288	33,485	3,764	21
Triple-C	124,202	72,522	—	51,680	—
Double-C	22,110	—	22,110	—	—
Total	417,140	114,004	55,595	70,126	177,415

Amortized cost	408,728	113,044	52,197	66,321	177,166
Gross unrealized losses	(52,284)	(9,087)	(1,714)	(15,753)	(25,730)
Fair value	356,541	103,957	50,483	50,568	151,533
Other-than-temporary impairment for the nine months ended September 30, 2010:
Total other-than-temporary impairment losses on investment securities	(222)	—	—	(196)	(26)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(1,396)	—	(327)	(960)	(109)
Net impairment losses on investment securities recognized in income	(1,618)	—	(327)	(1,156)	(135)
Weighted average percentage of fair value to par value	85.47%	91.19%	90.80%	72.11%	85.41%
Original weighted average credit support	10.88	10.35	11.07	20.98	7.16
Weighted average credit support	14.80	11.78	11.10	20.10	15.81
Weighted average collateral delinquency (1)	12.28	8.53	11.97	23.70	10.28

Private-label commercial MBS
Par value by credit rating
Triple-A	$94,394	—	—	—	$94,394
Amortized cost	94,332	—	—	—	94,332
Gross unrealized losses	(1,077)	—	—	—	(1,077)
Fair value	94,143	—	—	—	94,143
Weighted average percentage of fair value to par value	99.73%	—	—	—	99.73%
Original weighted average credit support	21.01	—	—	—	21.01
Weighted average credit support	32.09	—	—	—	32.09
Weighted average collateral delinquency (1)	5.65	—	—	—	5.65
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and
ABS Backed by Home Equity Loans
by Year of Securitization - Alt-A
At September 30, 2010
(dollars in thousands)

Private-label residential MBS	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$45,390	$15,282	$—	$16,760	$13,348
Double-A	46,374	—	—	16,138	30,236
Single-A	127,081	—	—	106,221	20,860
Triple-B	107,438	—	5,195	94,796	7,447
Below Investment Grade
Double-B	64,703	—	9,467	55,236	—
Single-B	254,487	40,477	178,727	35,283	—
Triple-C	913,912	248,157	431,800	233,955	—
Double-C	688,194	292,821	307,388	87,985	—
Single-C	71,486	29,001	—	42,485	—
Single-D	265,202	95,455	169,747	—	—
Total	2,584,267	721,193	1,102,324	688,859	71,891

Amortized cost	2,089,829	534,731	850,667	632,540	71,891
Gross unrealized losses	(651,481)	(167,845)	(290,692)	(176,031)	(16,913)
Fair value	1,439,034	367,572	559,975	456,509	54,978
Other-than-temporary impairment for the nine months ended September 30, 2010:
Total other-than-temporary impairment losses on investment securities	(41,175)	(6,111)	(13,245)	(21,819)	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(16,298)	(12,593)	(16,708)	13,003	—
Net impairment losses on investment securities recognized in income	(57,473)	(18,704)	(29,953)	(8,816)	—

Weighted average percentage of fair value to par value	55.68%	50.97%	50.80%	66.27%	76.47%
Original weighted average credit support	26.92	26.70	27.91	27.09	12.38
Weighted average credit support	20.54	16.30	19.17	26.86	23.57
Weighted average collateral delinquency (1)	40.65	46.71	45.17	29.47	17.55
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and
ABS Backed by Home Equity Loans
by Year of Securitization - Subprime
At September 30, 2010
(dollars in thousands)

ABS backed by home equity loans	2004 and prior
Par value by credit rating
Triple-A	$19,149
Double-A	2,882
Below Investment Grade
Double-B	371
Single-B	4,519
Triple-C	2,229
Single-D	1,130
Total	30,280

Amortized cost	29,684
Gross unrealized losses	(8,563)
Fair value	21,120
Other-than-temporary impairment for the nine months ended September 30, 2010:
Total other-than-temporary impairment losses on investment securities	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(51)
Net impairment losses on investment securities recognized in income	(51)

Weighted average percentage of fair value to par value	69.75%
Original weighted average credit support	9.58
Weighted average credit support	40.64
Weighted average collateral delinquency (1)	23.12
(1)          Represents loans that are 60 days or more delinquent.

The following table provides a summary of credit-rating downgrades that have occurred during the period from October 1, 2010, through October 31, 2010, for the Bank's investments. Carrying values and fair values are as of September 30, 2010.

Rating Agency Actions (1)
Investment downgrades
from October 1, 2010, through October 31, 2010
(dollars in thousands)

At September 30, 2010	At October 31, 2010	Private-Label Residential MBS
From	To	Carrying Value	Fair Value

Triple-A	Double-A	$15,282	$14,345
Triple-B	Single-B	4,867	4,971
Triple-C	Double-C	6,064	6,810
Double-C	Single-D	33,144	34,542
(1)     Represents the lowest rating available for each security based on NRSROs used by the Bank.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position
As of September 30, 2010
(dollars in thousands)

	September 30, 2010					October 31, 2010, MBS ratings based on September 30, 2010, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$413,565	$405,068	$(52,284)	12.18%	28.9%	28.9%	47.8%	52.2%	29.6%
Alt-A option ARM	967,395	854,456	(311,606)	44.53	0.2	0.2	15.5	84.5	60.4
Alt-A other	1,605,506	1,233,126	(339,875)	38.27	2.7	1.8	10.7	89.3	8.7
Total private-label residential MBS	2,986,466	2,492,650	(703,765)	36.69	5.5	5.0	17.4	82.6	28.3
Private-label commercial MBS backed by:
Prime first lien	83,808	83,808	(1,077)	6.12	100.0	100.0	—	—	—
ABS backed by home equity loans:
Subprime first lien	30,280	29,683	(8,563)	23.12	63.2	64.0	73.7	26.3	8.9
Total private-label MBS	$3,100,554	$2,606,141	$(713,405)	35.73%	8.6%	8.1%	20.1%	79.9%	27.4%

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of September 30, 2010.

Geographic Concentration of Private-Label MBS- and ABS

September 30, 2010
State concentration
California	39.5%
Florida	12.8
New York	4.7
Virginia	3.7
Arizona	3.6
All Other	35.7
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.0%
Washington, D.C.-MD-VA-WV	5.6
Orange Country, CA	4.1
San Diego, CA	4.0
Riverside-San Bernardino, CA	4.0
All Other	72.3
100.0%

The top five geographic areas represented in each of the two tables above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages over the last two years.

Since 2008, actual and projected delinquency, foreclosure, and loss rates for prime, subprime, and Alt-A mortgages have increased significantly nationwide. While trends have improved in some of these actual measures and their projected assumptions, they remain elevated as of the date of this report. In addition, home prices are severely depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses to lenders on troubled and/or foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the degree, direction, and duration of these loss trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities. Nonetheless, the average prices of these securities in the Bank's portfolio have recovered somewhat from their lows as increased investor appetite for higher yields coupled with renewed leverage and limited supply have combined to narrow mortgage yield spreads to U.S. Treasury obligations.

The following graph demonstrates how average prices changed with respect to various asset classes in the Bank's MBS portfolio during the 12 months ended September 30, 2010:

Certain private-label MBS owned by the Bank are insured by monoline insurers, which guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. The assessment for other-than-temporary impairment of the MBS protected by such third-party insurance is described in Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities.

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and
ABS Backed by Home Equity Loan Investments
Credit Ratings and Outlook
As of October 31, 2010

	Moody's		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
Ambac Assurance Corporation (1)	Caa2	Possible Upgrade	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AA+	Negative	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	BB+	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable
(1)         On November 8, 2010, Ambac filed a petition for bankruptcy.

The following table shows the Bank's private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At September 30, 2010
(dollars in thousands)

	Ambac Assurance Corp		Assured Guaranty Municipal Corp		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance Co.
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$76,195	$(17,047)	$15,282	$(937)	$—	$—	$—	$—	$—	$—
2006	16,085	(5,215)	—	—	—	—	—	—	—	—
2005	34,044	(11,080)	—	—	—	—	—	—	—	—
2004 and prior	1,675	(312)	—	—	—	—	—	—	—	—
Total Alt-A	127,999	(33,654)	15,282	(937)	—	—	—	—	—	—
Subprime
2004 and prior	2,276	(365)	7,185	(2,079)	15,217	(4,105)	4,519	(1,497)	1,083	(518)
Total private-label MBS	$130,275	$(34,019)	$22,467	$(3,016)	$15,217	$(4,105)	$4,519	$(1,497)	$1,083	$(518)

The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of September 30, 2010.

HFA Investments Insured by Financial Guarantors
Amortized Cost as of September 30, 2010
(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody's/S&P) As of October 30, 2010	HFA Bonds
Ambac Assurance Corp.	Not Rated/Caa2/Removed	$29,034
Assured Guaranty Municipal Corp.	Not Rated/Aa3/AA+	120,427
National Public Finance Guarantee	Not Rated/Baa1/A	51,190
Total		$200,651

The following table provides the geographic concentration by state of the Bank's HFA investments as of September 30, 2010.

State Concentration of HFAs

September 30, 2010
State concentration
Massachusetts	50.6%
Rhode Island	13.0
Connecticut	10.6
North Carolina	10.0
Maine	6.4
All Other	9.4
100.0%

Credit Risk — Mortgage Loans. The Bank is subject to credit risk from the mortgage loans in which it invests due to the Bank's exposure to the credit risk of the underlying borrowers and the credit risk of the PFIs when the PFIs retain credit enhancement and/or servicing obligations. In addition to the foregoing, the Bank's investments in mortgage loans pursuant to its participation facility with the FHLBank of Chicago, discussed under Executive Summary, subject the Bank to additional risks, including the Bank's reliance on the FHLBank of Chicago to hold sufficient collateral on the Bank's behalf to secure the credit-enhancement obligations.

While Bank management believes that the credit risk of its portfolio of investments in mortgage loans is appropriately managed through underwriting standards (the MPF program requires full documentation to conform to standards established by Fannie Mae and Freddie Mac) and member credit-enhancement obligations, the Bank also maintains an allowance for credit losses. The Bank's allowance for credit losses pertaining to mortgage loans was $2.9 million and $2.1 million at September 30, 2010, and December 31, 2009, respectively. As of September 30, 2010, nonaccrual loans amounted to $54.5 million and consisted of 519 loans out of a total of approximately 31,000 loans. See Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information regarding the Bank's delinquent loans. The Bank had charge-offs totaling $88,000 related to mortgage loans foreclosed upon during the nine months ending September 30, 2010.

The Bank is exposed to credit risk from mortgage-insurance (MI) companies that provide credit enhancement in place of the PFI and for primary MI coverage on individual loans. As of September 30, 2010, the Bank was the beneficiary of primary MI coverage on $220.9 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental MI coverage on mortgage pools with a total unpaid principal balance of $42.7 million. Eight MI companies provide all of the coverage under these policies.

As of October 31, 2010, all of these MI companies have a credit rating lower than A3 (or its equivalent) by at least one NRSRO. The table below shows the ratings of these companies as of October 31, 2010.

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

Mortgage-Insurance Companies that Provide MI Coverage
(dollars in thousands)

		As of September 30, 2010
Mortgage-Insurance Company	Mortgage-Insurance Company Ratings (Fitch/Moody's/S&P) As of October 31, 2010	Balance of Loans with Primary MI	Primary MI	Supplemental MI	MI Coverage	Percent of Total MI Coverage
Genworth Mortgage Insurance Corporation	NR/Baa2/BBB-	$63,058	$14,677	$—	$14,677	30.0%
Mortgage Guaranty Insurance Corporation	WD/Ba3/B+	60,669	13,005	—	13,005	26.6
CMG Mortgage Insurance Company	BBB/NR/BBB	22,849	5,374	—	5,374	11.0
United Guaranty Residential Insurance Corporation	WD/A3/BBB	22,108	5,005	—	5,005	10.2
PMI Mortgage Insurance Company	NR/B2/B+	20,637	4,298	—	4,298	8.8
Radian Guaranty Incorporated	NR/Ba3/B+	13,723	2,532	—	2,532	5.2
Republic Mortgage Insurance Company	BBB-/Ba1/BBB-	13,124	2,631	505	3,136	6.4
Triad Guaranty Insurance Corporation	NR/NR/NR	4,755	873	—	873	1.8
		$220,923	$48,395	$505	$48,900	100.0%

For additional information on the Bank's credit risks from the Bank's investments in mortgage loans, see Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Credit Risk — Credit Risk — Mortgage Loans in the 2009 Annual Report on Form 10-K.

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

See Item 1 — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for additional information on the Bank's credit risks from its derivative instruments.

As illustrated in the following table, the Bank's maximum credit exposure on interest-rate-exchange agreements is much less than the notional amount of the agreements. Additionally, commitments to invest in mortgage loans are reflected in the following table as derivative instruments. The Bank does not collateralize these commitments. However, should the PFI fail to deliver the mortgage loans as agreed, the member institution is charged a fee to compensate the Bank for nonperformance of the agreement.

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of September 30, 2010
Interest-rate-exchange agreements: (1)
Double-A	$7,343,250	6	$17,650
Single-A	18,930,971	8	220
Total interest-rate-exchange agreements	26,274,221	14	17,870
Commitments to invest in mortgage loans (2)	56,258	—	125
Total derivatives	$26,330,479	14	$17,995

As of December 31, 2009
Interest-rate-exchange agreements: (1)
Double-A	$7,922,108	6	$16,677
Single-A	19,749,557	8	126
Total interest-rate-exchange agreements	27,671,665	14	16,803
Commitments to invest in mortgage loans (2)	3,706	—	—
Total derivatives	$27,675,371	14	$16,803
(1)          Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.
(2)          Total fair-value exposures related to commitments to invest in mortgage loans are offset by certain pair-off fees.
(3)          Total net exposure at fair value has been netted with cash collateral received from derivative counterparties.

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$4,242,065	16.2%	$(328,348)
Barclays Bank PLC	3,898,100	14.8	(67,134)
Citigroup Financial Products, Inc	3,461,290	13.2	(72,170)
UBS AG	2,953,225	11.2	(10,136)

	December 31, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$4,139,597	15.0%	$(225,107)
Barclays Bank PLC	3,746,575	13.5	(64,929)
Bank of America, N.A	3,068,404	11.1	(53,198)
JP Morgan Chase Bank	3,021,200	10.9	(85,009)
UBS AG	2,950,975	10.7	(17,368)

The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are currently overnight to 95 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank's COs and discount notes.

Contingent Credit Risk — Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state HFAs whereby the Bank, for a fee, agrees to purchase and hold the agencies' unremarketed bonds until the designated remarketing agent can find a new investor or the housing agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $560.8 million at September 30, 2010, of which $556.2 million were to one HFA. All of the bonds underlying the $556.2 million commitments to this one HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation which has been downgraded below triple-A. The bond underlying the $4.6 million to the other HFA is split-rated AAA/Aa3.
Market and Interest-Rate Risk

Sources and Types of Market and Interest-Rate Risk

The Bank's balance sheet is comprised of different portfolios that require different types of market-and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Market and Interest-Rate Risk in the 2009 Annual Report on Form 10-K.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At September 30, 2010, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $15.0 billion, compared with $13.3 billion at December 31, 2009. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.6 billion and $2.9 billion at September 30, 2010, and December 31, 2009, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds in order to create synthetic floating-rate assets. At September 30, 2010, and December 31, 2009, this portfolio of investments had an amortized cost of $1.2 billion and $1.1 billion, respectively.

The Bank also manages the market and interest-rate risk in its MBS portfolio in several ways. For MBS classified as held-to-maturity, the Bank uses debt that matches the characteristics of the portfolio assets. For example, for floating-rate ABS, the Bank uses debt that reprices on a short-term basis, such as CO discount notes or CO bonds that are swapped to a LIBOR-based floating-rate. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, the Bank may use fixed-

rate debt.

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

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank's option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and noncallable long-term debt in order to reprice debt when mortgages prepay faster or slower than expected. The Bank's debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of the Bank's mortgage assets and debt will be affected by changes in interest rates. As such, the Bank has enacted a more comprehensive strategy incorporating the use of derivatives. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

To hedge the interest-rate-sensitivity risk due to potentially high prepayment speeds in the event of a drop in interest rates, the Bank has periodically purchased options to receive fixed rates on interest-rate swaps exercisable on specific future dates (receiver swaptions). These derivatives are structured to increase in value as interest rates decline, and provide an offset to the loss of market value that might result from rapid prepayments in the event of a downturn in interest rates. With the addition of these option-based derivatives, the market value of the portfolio becomes more stable because a greater portion of prepayment risk is covered. At September 30, 2010, the Bank had no receiver swaptions.

Interest-rate-risk management activities can significantly affect the level and timing of net income due to a variety of factors. As receiver swaptions are accounted for on a stand-alone basis and not as part of a hedge relationship, changes in their fair values are recorded through net income each month. This may increase net income volatility if the off-setting periodic change in the MPF prepayment activity is markedly different from the fair-value change in the receiver swaptions.

When the Bank executes transactions to invest in mortgage loans, in some cases the Bank may be exposed to significant market risk until permanent hedging and funding can be obtained in the market. In these cases, the Bank may enter into a forward sale of MBS to be announced (TBA) or other derivatives for forward settlement. As of September 30, 2010, the Bank did not have any outstanding TBA hedges.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offset any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to achieve a lower cost of funds than may be available from the issuance of short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $13.5 billion, or 35.0 percent of the Bank's total outstanding CO bonds at September 30, 2010, down from $13.9 billion, or 39.0 percent of total outstanding CO bonds, at December 31, 2009. There was no CO discount note debt used in conjunction with interest-rate-exchange agreements at September 30, 2010. Total CO discount note debt used in conjunction with interest-rate-exchange agreements was $935.0 million, or 4.2 percent of the Bank's total outstanding CO discount notes, at December 31, 2009. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's Value at Risk (VaR) calculations, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

Market Value of Equity Estimation and Market Risk Limit. MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is therefore a theoretical measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by the Bank through the spread of asset yields less funding costs.

For purposes of measuring this ratio, the BVE is equal to the Bank's permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. Therefore, BVE excludes accumulated other comprehensive loss. At September 30, 2010, the Bank's MVE was $3.3 billion and its BVE was $4.0 billion. At December 31, 2009, the Bank's MVE was $2.9 billion and its BVE was $3.9 billion. The Bank's ratio of MVE to BVE was 84.1 percent at September 30, 2010, up from 74.8 percent at December 31, 2009. The primary drivers for the improvement in the Bank's MVE to BVE ratio since December 31, 2009, were:

•	improvement in prices for the Bank's private-label MBS holdings, which increased over the first three quarters of 2010 from levels observed at December 31, 2009; and

•	the broad-based decline in market yields experienced over the course of the first three quarters of 2010.

The following chart indicates the improvement in the Bank's MVE/BVE and MVE/Par Stock ratios over the preceding quarters, reflecting the factors listed previously. Also presented within the chart is the Bank's MVE as a percentage of par stock, defined as member stock inclusive of mandatorily redeemable capital stock.
Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario's likelihood.

VaR measures the change in the Bank's MVE to a ninety-ninth percent confidence interval, based on a set of stress scenarios based on historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to the beginning of 1978, consistent with Finance Agency regulations. The Bank's risk-management policy requires that VaR not exceed $275.0 million.

The table below presents the historical simulation VaR estimate as of September 30, 2010, and December 31, 2009, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential risk exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2010		December 31, 2009
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.18)%	$(6.2)	(0.21)%	$(6.1)
75%	0.82	27.3	1.61	46.8
95%	2.31	77.0	4.67	135.5
99%	3.70	123.7	7.16	207.4
(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors declined to $123.7 million as of September 30, 2010, from $207.4 million as of December 31, 2009.

The primary drivers of the decrease in VaR at September 30, 2010, were:

•	The broad-based decline in market yields experienced over the course of the first three quarters of 2010, which improved the valuation of longer-term assets; and

•	the extension of the Bank's liabilities over the course of the first nine months of 2010 to reduce refunding concentrations and to take advantage of periodic flattening of longer-term rates.

A further measure of market risk employed by the Bank is its duration of equity. Duration of equity, as measured by the Bank, represents the net percentage change in value between the Bank's assets and liabilities for parallel +/- 50 basis-point shifts in interest rates. A positive duration of equity indicates that the Bank's MVE depreciates in increasing-rate scenarios, and the converse holds true for declining-rate environments. As of September 30, 2010, the Bank's duration of equity was +2.5 years, compared with +4.7 years at December 31, 2009, indicating that the Bank's MVE depreciates in value in those VaR scenarios that incorporate increasing-rate environments. As noted above, the decline in market yields experienced to date in 2010 and the actions by the Bank to extend its funding liabilities at such times of lower rates both served to reduce the Bank's duration of equity from its December 31, 2009, level.

The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank's interest-rate risk exposure, the Bank removes noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2008 and 2009. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank's interest-rate risk profile than those inclusive of current spreads. As of September 30, 2010, management VaR stood at $100.5 million and management duration of equity was +2.0 years. As of December 31, 2009, management VaR stood at $167.7 million and management duration of equity was +3.2 years.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for September 30, 2010, showed that in the worst-case scenario, the Bank's return on equity falls to 78 basis points above the average yield on three-month

LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank's return on equity does not reflect the potential impact of future credit losses.

Since the second half of 2009, the Bank has taken steps (and intends to continue to take steps) to reduce its net interest income exposure to a prolonged period of U.S. Federal Reserve accommodative policy and its attendant maintenance of lower market yields. The Bank has deliberately mismatched by one year the maturity of some of its investments in GSE-issued securities, advances, debt issued under the FDIC's Temporary Liquidity Guarantee Program, and other similar investments with the associated liabilities. This strategy is intended to prevent a significant reduction in the Bank's net interest spread in the event that interest rates remain at current low levels for an extended period. The Bank's net interest income sensitivity profile is traditionally asset sensitive so that increases in market rates tend to benefit income but reduce net interest income when yields are low. Therefore, the determination to add longer-term assets without closely matched funding terms is expected to mitigate the detrimental impact of a low interest-rate environment on net interest income. As of September 30, 2010, the Bank had $4.7 billion in assets purchased as a means to deliberately extend its duration of equity.

Liquidity Risk

Information regarding liquidity risk is provided in Part 1 — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Leverage Risk

The Bank has controls in place in an effort to ensure that capital is maintained within regulatory limitations. Accordingly, the Bank maintains at all times unweighted total regulatory capital in an amount equal to at least 4.0 percent of total assets and weighted regulatory capital, wherein permanent capital is weighted at 1.5 times its face amount, in an amount equal to at least 5.0 percent of total assets. Because all of the Bank's regulatory capital is permanent capital, compliance with the unweighted total capital ratio requirement ensures compliance with the weighted regulatory capital ratio requirement. Under Finance Agency regulations, the Bank's board of directors is also required to adopt an operating capital ratio range, which defines the minimum and maximum capital ratio under which the Bank will operate. In 2009, prior to July 24, the Bank's operating capital ratio range had been set at a minimum capital ratio of 4.0 percent and a maximum capital ratio of 5.5 percent. On July 24, 2009, the Bank's board of directors increased the upper bound of this range to 7.5 percent in light of the recent decline in advances, the Federal Reserve Board's implementation of certain amendments to Regulation D that prohibit earnings on the Bank's deposits with the Federal Reserve Banks, and the Bank's continuing moratorium on the repurchase of excess capital stock shares. Further, the Bank has adopted a minimum capital level in excess of regulatory requirements. This adopted minimum capital level requires the Bank to maintain a minimum regulatory capital level equal to 4.0 percent of its total assets plus its retained earnings target, an amount equal to $3.4 billion at September 30, 2010. The Bank's actual regulatory capital level was $4.0 billion at September 30, 2010, so the Bank was in excess of the adopted minimum capital level by $569.4 million on that date. Leverage limits are included in the Bank's board-approved risk-management policy and ratios are reported to the board of directors monthly.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Bank's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting during the period covered by this report.

Part II — OTHER INFORMATION

Item 1.        Legal Proceedings

The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank's financial condition or results of operations. See Item 1 - Notes to the Financial Statements - Note 16 — Commitments and Contingencies for additional information.

Item 1A.     Risk Factors

In addition to the risk factor provided below and other risks described herein, readers should carefully consider the risk factors set forth in the Bank's 2009 Annual Report on Form 10-K, which could materially affect the Bank's business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2009 Annual Report on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The Bank is subject to credit-risk exposures related to the mortgage loans that back its MBS investments. Increased delinquency rates and credit losses beyond those currently expected may adversely impact the yield on or value of those investments.

The Bank has invested in private-label MBS, which are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable rate mortgage loans. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs. See Item 3 — Quantitative and Qualitative Disclosures About Market Risk — Credit Risk — Investments for a description of the Bank's portfolio of investments in these securities.

As described in Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Increasing delinquency and loss severity trends experienced on some of the loans underlying the MBS, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use relatively more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses thereby causing other-than-temporary impairment losses from certain of these securities. The Bank recognized credit losses of $5.9 million for MBS that management determined were other-than-temporarily impaired for the quarter ended September 30, 2010. If macroeconomic trends or collateral credit performance within the Bank's private-label MBS portfolio deteriorate further than currently anticipated, or if recent foreclosure moratoriums by several major mortgage servicers appear likely to negatively impact expected cash flows from impacted securities, even more stressful assumptions, including but not limited to lower house prices, higher loan-default rates, and higher loan-loss severities, may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which may be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank would be projected to realize an additional $86.4 million in credit losses.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        [Removed and Reserved]

Item 5.        Other Information

None

Item 6.        Exhibits

10.1    Lease between Federal Home Loan Bank of Boston, as tenant, and BP Prucenter Acquisition LLC, as landlord, dated October 26, 2010 (incorporated by reference to Exhibit 10.1 of the Bank's Current Report on Form 8-K filed with the SEC on October 27, 2010).

10.2    Amendment to Lease between Federal Home Loan Bank of Boston, as tenant, and BP 111 Huntington Avenue LLC, as landlord, dated October 26, 2010 (incorporated by reference to Exhibit 10.2 of the Bank's Current Report on Form 8-K filed with the SEC on October 27, 2010).

31.1                           Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

November 10, 2010	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2010	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)