Form 10-K
period 2010-12-31
Federal Home Loan Bank of Boston
filed 2011-03-18
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. Employer Identification Number)
111 Huntington Avenue Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010 the aggregate par value of the stock held by members of the registrant was $3,745,483,800. As of February 28, 2011, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 37,526,050 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2010 Annual Report on Form 10-K

PART I
ITEM 1.    BUSINESS

General

The Federal Home Loan Bank of Boston (the Bank) is a federally chartered corporation organized by Congress in 1932 and is a government-sponsored enterprise (GSE). The Bank is privately capitalized and its mission is to serve the residential-mortgage and community-development lending activities of its member institutions and housing associates located in the New England region. Altogether, there are 12 district Federal Home Loan Banks (FHLBanks or FHLBank System) located across the United States (U.S.), each supporting the lending activities of member financial institutions within their specific regions. Each FHLBank is a separate entity with its own board of directors, management, and employees.

Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to "the Bank," "we," "us," "our" or similar references mean the Federal Home Loan Bank of Boston.

The Bank combines private capital and public sponsorship that enables its member institutions and housing associates to assure the flow of credit and other services for housing and community development. The Bank serves the public through its member institutions and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, thereby enhancing the availability of residential-mortgage and community-investment credit. In addition, the Bank provides members a means of liquidity through a mortgage-loan finance program. Under this program, members are offered the opportunity to originate mortgage loans for sale to the Bank. The Bank's primary source of income is derived from the spread between interest-earning assets and interest-bearing liabilities. The Bank is generally able to borrow funds at favorable rates due to its GSE status.

The Bank's members and housing associates are comprised of institutions located throughout the New England region. The region is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Institutions eligible for membership include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, community development financial institutions (CDFIs), and insurance companies that are active in housing finance. The Bank is also authorized to lend to certain nonmember institutions (referred to as housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold the Bank's capital stock as a condition of membership and for advances and certain other activities transacted with the Bank. The par value of the Bank's capital stock is $100 per share and is not publicly traded on any stock exchange. The U.S. government does not guarantee either the member's investment in or any dividend on the Bank's stock. The Bank is capitalized by the capital stock purchased by its members and by retained earnings. Members may receive dividends, which are determined by the Bank's board of directors, and may redeem their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Capital.

The Federal Housing Finance Agency (the Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The Finance Agency replaced the Federal Housing Finance Board (the Finance Board) as the FHLBanks' regulator upon the enactment of the Housing and Economic Recovery Act of 2008 (HERA). All regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded.

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

Available Information

The Bank's web site (www.fhlbboston.com) provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including the Bank's annual report on Form 10-K, the Bank's quarterly reports on Form 10-Q, and current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge on the Bank's web site as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding the Bank's electronic filings (located at http://www.sec.gov). The web site addresses of the SEC and the Bank have been included as inactive textual references only. Information on those web sites is not part of this report.

Employees

As of February 28, 2011, the Bank had 186 full-time employees and one part-time employee.

Membership

The Bank's members are financial institutions with their principal place of business located in the six New England states. The following table summarizes the Bank's membership, by type of institution, as of December 31, 2010, 2009, and 2008.

Membership Summary
Number of Members by Institution Type (1)
	December 31,
	2010	2009	2008
Commercial banks	82	71	72
Credit unions	148	147	145
Insurance companies	24	23	19
Thrift institutions	205	221	225
Total members	459	462	461
______________________

(1)	CDFIs became eligible for Bank membership as of February 4, 2010. However, the Bank did not have any CDFIs as members as of December 31, 2010.

As of December 31, 2010, 2009, and 2008, approximately 72.5 percent, 76.0 percent, and 80.3 percent, respectively, of the Bank's members had outstanding advances with the Bank. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. Nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. Nonmember borrowers are required to hold capital stock to support outstanding advances with the Bank until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with the Bank is terminated. In addition, nonmember borrowers are required to deliver all required collateral to the Bank or the Bank's safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances and are not permitted to extend or renew the assumed advances.

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

Business Segments

The Bank has identified two main operating business segments: traditional business activities and mortgage-loan finance, which are further described below. The products and services provided reflect the manner in which financial information is evaluated by management. Refer to Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Segment Information for additional financial information related to the Bank's business segments.

Traditional Business Activities

The Bank's traditional business segment includes products such as advances and investments and their related funding. Income from this segment is derived primarily from the difference, or spread, between the yield on advances and investments and the borrowing and hedging costs related to those assets. Capital is allocated to the segments based upon asset size.

Advances. The Bank serves as a source of liquidity and makes advances to its members and eligible housing associates on the security of mortgages and other collateral that members pledge. The Bank has never experienced a credit loss on an advance. The Bank offers a wide array of fixed and variable-rate advances, with maturities ranging from one day to 30 years or even longer with the approval of the Bank's credit committee. The Bank had 333 members, four housing associates, and two nonmember institutions with advances outstanding as of December 31, 2010.

The Bank establishes either a lien on all financial assets of the member that may be eligible to be pledged as collateral or, for insurance company members in some instances and subject to the Bank's receipt of additional safeguards from such a member, a specific lien on assets specifically pledged as collateral to the Bank to secure outstanding advances. The Bank also reserves the right to require either specific listing of eligible collateral or delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for Bank advances includes: fully disbursed whole first mortgage loans on improved residential real estate; debt instruments issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first mortgage loans on improved residential real estate; and cash on deposit at the Bank that is specifically pledged to the Bank as collateral. The Bank also accepts as collateral secured small-business, small agri-business, and small-farm loans from member community financial institutions (CFIs). In certain circumstances, other real-estate-related collateral may be considered by the Bank. Such real-estate-related collateral must have a readily ascertainable value, and the Bank must be able to perfect a security interest. In accordance with Finance Agency regulations, the Bank accepts home-equity loans, home-equity lines of credit, and first mortgage loans on commercial real estate as well as other real-estate-related collateral. The Bank applies a collateral discount to all eligible collateral, based on the Bank's analysis of the risk factors inherent in the collateral. The Bank reserves the right, in its sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. government or any agency thereof. The Bank's collateral policy complies with all applicable regulatory requirements.

All parties that pledge collateral to the Bank are required to execute a representation and warranty document with respect to any mortgage loans and MBS pledged as collateral to the Bank. This document requires the pledging party to certify to knowledge of the Bank's anti-predatory lending policies, and to their compliance with those policies. In the event that any loan in a collateral pool or MBS that is pledged as collateral is (1) found not to comply in all material respects with applicable local, state, and federal laws, or (2) not accepted as qualified collateral as defined by the Bank, the pledging party must immediately remove the collateral and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold the Bank harmless for any and all claims of any kind relating to the loans and MBS pledged to the Bank as collateral.

Insurance company members may borrow from the Bank pursuant to a structure that uses either the Bank's ordinary advance agreements or a funding agreement. From the Bank's perspective, advances provided pursuant to funding agreements are treated in the same manner as advances under the Bank's ordinary advances agreement. As of December 31, 2010, the Bank had $100.0 million of advances outstanding pursuant to a funding agreement to Metlife Insurance Company of Connecticut .
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

In addition to making advances to member institutions, the Bank is permitted under the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act) to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock purchase requirements; however, they are subject to the same underwriting standards as members, but may be more limited in the forms of collateral that they may pledge to secure advances.

Advances support the Bank's members' and housing associates' short-term and long-term borrowing needs, including their liquidity and funding requirements, as well as funding mortgage loans and other assets retained in their portfolios. Advances may also be used to provide funds to any member CFIs. Because members may originate loans that they are unwilling or unable to sell in the secondary mortgage market, the Bank's advances can serve as a funding source for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members and housing associates that ultimately choose to sell or securitize their mortgages, the Bank's advances can provide interim funding.

Additionally, the Bank's advances can provide funding to smaller members that lack diverse funding sources generally available to larger financial entities. The Bank gives these smaller members access to competitively priced wholesale funding.
Through a variety of specialized advance programs, the Bank provides funding for targeted initiatives that meet defined criteria for providing assistance either to very low- or moderate-income households or for economic development of areas that are economically disadvantaged. As such, these programs help members meet their Community Reinvestment Act responsibilities.

Through the Affordable Housing Program (AHP), or by using the Community Development Advances and Economic Stimulus Advances, members have access to subsidized and other low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic-development activities that benefit low- and moderate-income neighborhoods, thus contributing to the revitalization of these communities.

The Bank's advances products can also help members in their asset-liability management. The Bank offers advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms for such advances are offered up to 20 years. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2010, the Bank held $1.8 billion in amortizing advances.

Advances with original fixed maturities of greater than six months may be prepaid at any time, subject to a prepayment fee that makes the Bank economically indifferent to the member's decision to prepay the advance. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment. Generally, advances with original maturities of six months or less may not be prepaid. Adjustable-rate advances are prepayable at rate-reset dates with a fee equal to the present value of a predetermined spread for the remaining life of the advance, or without a fee. The formulas for the calculation of prepayment fees for the Bank's advances products are included in the advance application for each product. The formulas are standard for each product and apply to all members.

The Bank also offers an advances restructuring program under which the prepayment fee on prepaid advances may be satisfied by the member's agreement to pay an interest rate on a new advance sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paying the fee in immediately available funds to the Bank. During the year ended December 31, 2010, members restructured $702.3 million of advances under this program, resulting in a deferred payment of $20.6 million of prepayment fees to be collected from the members over the life of the replacement advances.

In addition to fixed-rate and simple variable-rate advances, the Bank's advances program includes products with embedded caps and floors, callable advances, putable advances, and combinations of these features.

•	Floating-rate advances, which are advances with coupons that may not rise above certain pre-defined strike rates. At December 31, 2010, the Bank held $10.0 million in this type of advance.

•
Putable advances are intermediate- and long-term advances for which the Bank holds the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates, with an adjustable rate to the first put date, or with a capped floating rate. Borrowers may also choose a structure that will be terminated automatically if the London Interbank Offered Rate (LIBOR) hits or exceeds a predetermined strike rate on specified dates. At December 31, 2010, the Bank held $6.8 billion in outstanding putable advances.

•
Callable advances are fixed-rate, fixed-term structures that include a provision whereby the borrower may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2010, the Bank held $11.5 million in outstanding callable advances.

•
LIBOR-indexed advances with declining-rate participation are floating-rate advances with a defined strike rate, below which the advance's rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2010, the Bank held $5.5 million in outstanding LIBOR-indexed advances with declining-rate participation.

•
Expander advances are fixed-rate advances that offer the borrower a one-time opportunity to increase the principal amount by 100 percent at the original interest rate. The borrower selects the one-time expansion date and the term to final maturity. At December 31, 2010, the Bank held $10.0 million in Expander advances.

Advances with embedded options and coupon structures containing derivatives are usually hedged to offset the embedded derivative feature. See Interest-Rate-Exchange Agreements discussion below for additional information.

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

Investments. The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. To better meet potential member credit needs at times when access to the CO debt market is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations About Market Risk — Financial Condition — Investments Credit Risk, the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, and securities purchased under agreements to resell (secured by U.S. Treasury securities, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities.

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

•
whole mortgages or other whole loans, or other interests in mortgages or loans, other than 1) those acquired under the Bank's mortgage-investment program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal-government units or agencies, having at least the second-highest credit rating from an NRSRO; 4) MBS or ABS backed by manufactured-housing loans or home-equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLBank Act.

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

Other Banking Activities. The Bank offers standby letters of credit, which are financial instruments issued by the Bank at the request of a member, promising payment to a third party (beneficiary) on behalf of the member. The Bank agrees to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, the Bank assists the member in facilitating its transaction with the beneficiary and receives a fee in return. The Bank evaluates a member for eligibility, collateral requirements, limits on maturity, and other credit standards required by the Bank before entering into any standby letter of credit transactions. Members must fully collateralize the face amount of standby letters of credit to the same extent that they are required to collateralize advances. The Bank may also issue standby letters of credit on behalf of housing associates such as state and local housing agencies upon approval by the Bank. For the years ended December 31, 2010 and 2009, the fee income earned in connection with the issuance of standby letters of credit totaled $2.8 million and $1.5 million, respectively. During those two years, the Bank did not make any payment to any beneficiary to satisfy its obligation for the guarantee.

The Bank enters into standby bond-purchase agreements with state-housing-finance agencies whereby the Bank, for a fee, agrees to purchase and hold the agency's unremarketed, variable-rate demand bonds until the designated marketing agent remarkets the bonds or the housing agency repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. Each of the outstanding bond-purchase commitments entered into by the Bank expires between one and three years following the start of the commitment. For the years ended December 31, 2010 and 2009, the fee income earned in connection with standby bond-purchase agreements totaled $2.2 million and $712,000, respectively.

The Bank also acts as a correspondent for deposit, disbursement, funds transfer, and safekeeping services on behalf of and solely at the direction of its members and certain institutions eligible for membership. For the years ended December 31, 2010 and 2009, the fee income earned in connection with these correspondent services totaled $1.8 million and $1.7 million, respectively.

On October 4, 2010, the Bank suspended offering members the service of intermediating interest-rate derivatives, at least until such time as the Bank determines the import of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) on this service, which is expected to give rise to various regulatory requirements applicable to derivatives. For additional information on the Dodd-Frank Act, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Mortgage-Loan Finance

Introduction

The Bank participates in the Mortgage Partnership Finance® (MPF®) program, which is a secondary mortgage market structure under which the Bank either invests in or facilitates Fannie Mae investments in eligible mortgage loans (referred to as MPF Loans) from participating financial institutions. MPF loans are either conforming conventional mortgage loans or government mortgage loans (MPF Government loans) that are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) and are secured by one- to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans.

The Bank offers five MPF loan products from which participating financial institutions may choose. These products (Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra) are closed-loan products in which either the Bank, or Fannie Mae in the case of MPF Xtra, purchases loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The participating financial institution performs all of the traditional retail loan origination functions under these MPF products.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

The FHLBank of Chicago (MPF Provider) introduced the MPF program in 1997 to help fulfill the housing mission of the FHLBanks, to diversify assets beyond the traditional member finance segment, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. The Bank has invested in mortgage loans through the MPF program since 2000. As a member of the MPF program's governance committee, the Bank has a vote on certain aspects of the manner in which the MPF program is administered.

Certain Finance Agency regulations, referred to as the AMA regulation, define the acquisition of acquired member assets as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation requirements, investments by the Bank under this program are structured so that the credit risk associated with MPF loans is shared with participating financial institutions.

The MPF program is designed to allocate the risks of MPF loans between the FHLBanks that participate in the MPF program (the MPF Banks) and participating financial institutions and to take advantage of their respective strengths. Participating financial institutions have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing participating financial institutions to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to participating financial institutions. The MPF Banks are responsible for managing the interest-rate risk, prepayment risk, and liquidity risk associated with the MPF loans in which they invest.

For conventional MPF loan products (MPF loan products other than MPF Government and MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The participating financial institution's credit enhancement covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account. Participating financial institutions are paid a credit enhancement fee for managing credit risk and in some instances all or a portion of the credit enhancement fee may be performance-based. See MPF Credit Enhancement Structure, below, for a detailed discussion of the credit enhancement and risk-sharing arrangements for the MPF program.

The Bank also offers the MPF Xtra product which provides the Bank's participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the MPF Provider which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on the Bank's balance sheet and the related credit and market risks are transferred to Fannie Mae. Unlike other MPF products, under the MPF Xtra product, participating financial institutions do not provide any credit enhancement and do not receive credit enhancement fees because the credit risk of such loans is transferred to Fannie Mae. The MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays the Bank a counterparty fee for the costs and expenses of marketing activities for these loans. The Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. The Bank may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however the value of such a reimbursement right may be limited in the event of the related participating financial institution member's insolvency. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans Credit Risks for additional discussion of such credit risk.

MPF Provider

The MPF Provider establishes the eligibility standards under which an MPF Bank member may become a participating financial institution, the structure of MPF loan products and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF program. The MPF Provider also has contracted with other custodians meeting MPF program eligibility standards at the request of certain participating financial institutions. These other custodians are typically affiliates of participating financial institutions, and in some cases a participating financial institution may act as self-custodian.

The MPF Provider publishes and maintains the MPF Origination Guide, MPF Servicing Guide and MPF Underwriting Guide (together, the MPF guides), which detail the requirements participating financial institutions must follow in originating, underwriting or selling and servicing MPF loans. They maintain the infrastructure through which MPF Banks may purchase MPF loans through their participating financial institutions. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

Participating Financial Institution Eligibility

Members and eligible housing associates may apply to become a participating financial institution of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active participating financial institution, the member is only eligible to become a participating financial institution if it is a member of the same MPF Bank as the existing participating financial institution. The MPF Bank reviews the general eligibility of the member, its servicing qualifications and ability to supply documents, data, and reports required to be delivered by participating financial institutions under the MPF program. The member and its MPF Bank sign an MPF Program Participating Financial Institution Agreement that provides the terms and conditions for the sale of MPF loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF loans. All of the participating financial institution's obligations under the MPF Program Participating Financial Institution Agreement are secured in the same manner as the other obligations of the participating financial institution under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the participating financial institution's obligations.

Mortgage Standards

Mortgage loans delivered under the MPF program generally must meet the underwriting and eligibility requirements in the MPF guides, although participating financial institutions are eligible to apply for exemptions from complying with specified provisions of the MPF guides or other program requirements. Participating financial institutions may utilize an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

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

•
Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (LTV) for conventional MPF loans may not exceed 95 percent, or 90 percent for loans sold under MPF Xtra that are for amounts in excess of generally applicable agency loan limits but are within agency requirements for high-cost areas, while FHLBank AHP mortgage loans may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value with the total amount of all mortgages outstanding against a property). Government MPF loans may not exceed the LTV limits set by the applicable federal agency. Conventional MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance, called primary mortgage insurance, from a mortgage insurance company that is rated at least triple-B by Standard & Poor's Ratings Services (S&P) and is acceptable to S&P. The Bank may permit the use of primary mortgage insurance that is rated lower than triple-B by S&P so long as the Bank also obtains additional credit enhancement in such form as it deems appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance.

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

Participating financial institutions are required to comply with the MPF program policies contained in the MPF guides which include anti-predatory lending policies, eligibility requirements for participating financial institutions such as insurance requirements and annual certification requirements, loan documentation, and custodian requirements. The MPF guides also detail the participating financial institution's servicing duties and responsibilities for reporting, remittances, default management, and disposition of properties acquired by foreclosure or deed in lieu of foreclosure.

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

MPF Loan Delivery Process

To deliver mortgage loans under the MPF program, the participating financial institution and MPF Bank enter into a best efforts master commitment (master commitment), which provides the general terms under which the participating financial institution will deliver mortgage loans to either an MPF Bank, or the MPF Provider for concurrent transfers to Fannie Mae in the case of MPF Xtra, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. For MPF Xtra, the Bank assigns each master commitment entered into with its participating financial institutions to the MPF Provider. Participating financial institutions may then request to enter into one or more mandatory purchase commitments (each, a delivery commitment), which is a mandatory commitment of the participating financial institution to sell or originate eligible mortgage loans. Each MPF loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected as ineligible by the MPF Provider. Each MPF loan under a delivery commitment is linked to a master commitment so that the cumulative credit enhancement level can be determined for each master commitment.

The sum of MPF loans delivered by the participating financial institution under a specific delivery commitment cannot exceed the amount specified in the delivery commitment without the assessment of a price adjustment fee. Delivery commitments that are not fully funded by their expiration dates are subject to pair-off fees (fees charged to a participating financial institution for failing to deliver the amount of loans specified in a delivery commitment) or extension fees (fees charged to a participating financial institution for extending the time deadline to deliver loans on a delivery commitment), which protect the MPF Bank, or Fannie Mae in the case of MPF Xtra, against changes in market prices.

In connection with each sale to an MPF Bank, or the MPF Provider for concurrent transfer to Fannie Mae in the case of MPF Xtra, the participating financial institution makes customary representations and warranties in the MPF Program Participating Financial Institution Agreement and under the MPF guides. These include eligibility and conformance of the MPF loans with the requirements in the MPF guides, compliance with predatory lending laws, and the integrity of the data transmitted to the MPF Provider. In addition, the MPF guides require each participating financial institution to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements. Once an MPF loan is purchased, the participating financial institution must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package meets MPF program requirements.

The MPF Provider conducts an initial quality assurance review of a selected sample of MPF loans from each participating financial institution's initial MPF loan delivery. The MPF Provider also performs periodic reviews of a sample of MPF loans to determine whether the reviewed MPF loans complied with the MPF program requirements at the time of acquisition. Any exception that indicates a negative trend is discussed with the participating financial institution and can result in the suspension or termination of a participating financial institution's ability to deliver new MPF loans if the concern is not adequately addressed.

Reasons for which a participating financial institution could be required to repurchase an MPF loan include but are not limited to, MPF loan ineligibility, breach of representation or warranty under the MPF Program Participating Financial Institution Agreement or the MPF guides, failure to deliver the required MPF loan documents to an approved custodian, servicing breach, or fraud.

The Bank does not currently conduct any quality assurance reviews of MPF Government loans. However, the Bank does allow its participating financial institutions to repurchase delinquent MPF Government loans so that they may comply with loss-mitigation requirements of the applicable government agency to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the MPF Government loan. In addition, as with conventional MPF loans, if a participating financial institution fails to comply with the requirements of the MPF Program Participating Financial Institution Agreement, MPF guides, applicable laws, or terms of mortgage documents, the participating financial institution may be required to repurchase the affected MPF Government loans.

MPF Products

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. The Bank offers five MPF loan products from which participating financial institutions may choose. These products include Original MPF, MPF Government, MPF 125, MPF Plus, and MPF Xtra. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit enhancement fees (performance-based, fixed amount or none). There is no first loss account, credit enhancement, or credit enhancement fees for MPF Xtra because the credit risk for such loans is transferred to Fannie Mae. The following table provides a comparison of the MPF products.

MPF Product Comparison Chart

Product Name	Bank's First Loss Account Size	Participating Financial Institution Credit- Enhancement Description	Credit- Enhancement Fee Paid to the Member	Credit- Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	3 to 6 basis points added each year	Equivalent to double-A	7 to 11 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A Unreimbursed servicing expenses	N/A(2)	N/A	44 basis points per year(2)
MPF 125	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A	7 to 10 basis points per year paid monthly; performance based	Yes	25 basis points per year
MPF Plus (3)	An agreed upon amount no less than expected losses	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A	7 basis points/year fixed plus 6 to 7 basis points per year performance based (delayed for 1 year) all fees paid monthly	Yes	25 basis points per year
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year
_______________________

(1)	Future payouts of performance-based credit enhancement fees are reduced when losses are allocated to the first loss account.

(2)
For master commitments issued prior to February 2, 2007, the participating financial institution is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitment which is in addition to the customary 0.44 percent (44 basis points) per annum servicing fee that continues to apply for master commitments issued after February 2, 2007, and that is retained by the participating financial institution on a monthly basis based on the outstanding aggregate principal balance of the MPF Government loans.

(3)	Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so the Bank does not offer new master commitments to its members under MPF Plus at this time.

MPF Loan Participations

The Bank may purchase participation interests in MPF loans acquired by other MPF Banks and may sell participation interests in MPF loans acquired by it to other MPF Banks, excluding loans sold pursuant to MPF Xtra, which cannot be participated. The Bank has both sold participation interests to and purchased participation interests from other MPF Banks.
Participation interests may be zero to 100 percent as determined by agreement among the MPF Bank selling the participation interests (the Owner Bank), the MPF Provider, and the MPF Bank purchasing the participation interests (the participant MPF

Bank).

The Owner Bank is responsible for:

•	evaluating, monitoring, and certifying to each participant MPF Bank the creditworthiness of each participating financial institution initially, and at least annually thereafter;

•
ensuring that adequate collateral is available from each of its participating financial institutions to secure any direct obligation portion of the participating financial institution's credit enhancement; and

•	enforcing the participating financial institution's obligations under its MPF Program Participating Financial Institution Agreement.

The risk-sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its pro rata share of each MPF loan acquired under a delivery commitment and related master commitment based upon the participation percentage in effect at the time;

•
each receives its pro rata share of principal and interest payments and is responsible for credit enhancement fees based upon its participation percentage for each MPF loan under the related delivery commitment;

•
each is responsible for its pro rata share of first loss account exposure and losses incurred with respect to the master commitment based upon the overall risk-sharing percentage for the master commitment; and

•	each may economically hedge its share of the delivery commitments as they are issued during the open period.

The first loss account and credit enhancement apply to all MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank's specified participation percentage was 25 percent under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank risk-sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changed its initial percentage in the master commitment, the risk-sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.

MPF Loan Participations with the FHLBank of Chicago

On July 31, 2010, the Bank entered into a participation facility with the FHLBank of Chicago pursuant to which the Bank may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago until July 30, 2011, which date has since been extended to March 31, 2012. The Bank and the FHLBank of Chicago may determine to further extend this date. The MPF loans that the FHLBank of Chicago may purchase in which the Bank participates under this facility are limited to those originated pursuant to the MPF Original, MPF Government and MPF 125 products. The Bank generally considers these purchases of participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits the Bank to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to the Bank's investments in mortgage loans throughout this report include the participation interests purchased under this participation agreement. As of December 31, 2010, the Bank had $73.2 million in participation interests outstanding which had been purchased via this facility.

MPF Servicing

The participating financial institution or its servicing affiliate generally retains the right and responsibility for servicing MPF loans it delivers. The participating financial institution is responsible for collecting the borrower's monthly payments and otherwise managing the relationship with the borrower with respect to the MPF loan and the mortgaged property. Based on monthly reports the participating financial institution is required to provide the master servicer, appropriate withdrawals are made from the participating financial institution's deposit account with the applicable MPF Bank. In some cases, the participating financial institution has agreed to advance principal and interest payments on the scheduled remittance date when the borrower has failed to pay, provided that the collateral securing the MPF loan is sufficient to reimburse the participating financial institution for advanced amounts. The participating financial institution recovers the advanced amounts either from future collections or upon the liquidation of the collateral securing the MPF loans.

If an MPF loan becomes delinquent, the participating financial institution is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the participating financial institution's default management activities for that MPF loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the participating financial institution, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF guides. The master servicer disallows the reimbursement to the participating financial institution of any servicing advances related to the participating financial institution's failure to perform in accordance with the MPF guides. If there is a loss on a conventional MPF loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate-owned property to the MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interest in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the participating financial institution.

The MPF Provider monitors the participating financial institution's compliance with MPF program requirements throughout the servicing process and brings any material concerns to the attention of the MPF Bank. Minor lapses in servicing are charged to the participating financial institution via offsets against amounts owed to the participating financial institution. Major lapses in servicing could result in a participating financial institution's servicing rights being terminated for cause and the servicing of the particular MPF loans being transferred to a new, qualified servicing participating financial institution.

Although participating financial institutions or their servicing affiliates generally service the MPF loans delivered by the participating financial institution, certain participating financial institutions choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another participating financial institution which is permitted with the consent of the MPF Banks involved. One participating financial institution has been designated to acquire servicing under the MPF program's concurrent sale of servicing option. In addition, several participating financial institutions have acquired servicing rights on a concurrent servicing-released basis or bulk transfer basis without the direct support from the MPF program.

MPF Credit Enhancement Structure

Overview

Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, the MPF Bank and participating financial institution share the risk of credit losses on MPF loans under the MPF programs by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF product selected by the participating financial institution and is referred to as the first loss account. The first loss account functions as a tracking mechanism for determining the point after which the participating financial institution, in its role as credit enhancer, would be required to cover losses. The first loss account is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance-based credit enhancement fees, the MPF Bank may withhold credit enhancement fees to recover losses at the first loss account level, essentially transferring a portion of the first layer risk of credit loss to the participating financial institution.

The portion of credit losses that a participating financial institution is potentially obligated to incur is referred to as its credit enhancement. The participating financial institution's credit enhancement represents a direct liability to pay credit losses incurred with respect to a master commitment or the requirement of the participating financial institution to obtain and pay for a supplemental mortgage guaranty insurance policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment. The participating financial institution may procure supplemental mortgage guaranty insurance to cover losses equal to all or a portion of the credit enhancement. Supplemental mortgage guaranty insurance does not cover special hazard losses, which are the direct liability of the participating financial institution or the MPF Bank. The final credit enhancement is determined once the master commitment is closed (that is, when the maximum amount of MPF loans are delivered or the expiration date has occurred). For a description of how each participating financial institution's credit enhancement is determined, see — Setting Credit Enhancement Levels below.

The participating financial institution receives a credit enhancement fee in exchange for providing the credit enhancement which may be used to pay for supplemental mortgage guaranty insurance. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans under the master commitment. The credit enhancement fee and credit enhancement may vary depending on the MPF product selected. Credit enhancement fees payable to a participating financial institution as compensation for assuming credit risk are recorded as an offset to MPF loan interest income when paid by the Bank. The Bank also pays performance credit enhancement fees which are based on actual performance of the pool of MPF loans in each master commitment. For the Original MPF product, the credit enhancement fee is a fixed payment to the participating financial institution. For the MPF 125 product, the credit enhancement fee is performance-based and losses to the MPF Bank can be reimbursed by withholding the performance-based credit enhancement fee that would otherwise be payable by the MPF Bank to the participating financial institution. Under the MPF Plus product, the MPF Bank also pays performance-based and fixed credit enhancement fees. Losses experienced by the MPF Bank in this product can be reimbursed by the MPF Bank withholding the performance-based credit enhancement fee. To the extent that losses in the current month exceed performance credit enhanacement fees accrued, the remaining losses may be recovered from withholding future performance credit enhancement fees payable to the participating financial institution. Credit enhancement fees are set forth in the MPF Product Comparison Chart above.

Loss Allocation

Other than MPF Xtra, credit losses on conventional MPF loans not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and participating financial institution as follows:

•	First, to the MPF Bank, up to an agreed-upon amount, called the first loss account.

Original MPF. The first loss account starts out at zero on the day the first MPF loan under a master commitment is purchased but increases monthly over the life of the master commitment at a rate that ranges from 0.03 percent to 0.06 percent (three to six basis points) per annum based on the monthend outstanding aggregate principal balance of the master commitment. The first loss account is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the first loss account and be charged in part to the participating financial institution's credit enhancement.

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the first loss account by withholding performance credit enhancement fees payable to the participating financial institution.

MPF Plus. The first loss account is equal to an agreed-upon number of basis points of the aggregate principal balance of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the first loss account by withholding performance credit enhancement fees payable to the participating financial institution.

•
Second, to the participating financial institution under its credit enhancement obligation, losses for each master commitment in excess of the first loss account, if any, up to the credit enhancement. The credit enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance or a combination of both. For a description of the credit enhancement calculation, see Setting Credit Enhancement Levels below.

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF loan losses allocable to the MPF Bank are allocated among the participating MPF Banks pro rata based upon their respective participation interests in the related master commitment. For a description of the risk sharing by participant MPF Banks see MPF Loan Participations, above.

Setting Credit Enhancement Levels

Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, Finance Agency regulations require that MPF loans be sufficiently credit enhanced at the time of purchase so that the Bank's risk of loss is limited to the losses of an investor in a double-A-rated MBS. In cases where the Bank's risk of loss is greater than that of an investor in a double-A-rated MBS, the Bank allocates additional credit risk-based capital in accordance with Finance Agency regulations based on the putative credit rating of the pool. The MPF Provider analyzes the risk characteristics of each MPF loan (as provided by the participating financial institution) using S&P's LEVELS® model to determine the required credit enhancement for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology). The participating financial institution's credit enhancement is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a double-A-rated MBS and the Bank's initial first loss account exposure (which is zero for the Original MPF product).

For MPF Plus, the participating financial institution is required to provide a supplemental mortgage guaranty insurance policy covering the MPF loans in the master commitment and having a deductible initially equal to the first loss account. Depending upon the amount of the supplemental mortgage guaranty insurance policy (determined in part by the amount of the credit enhancement fees paid to the participating financial institution), the participating financial institution may or may not have any direct liability on the credit enhancement. Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so the Bank does not offer new master commitments under MPF Plus at this time.

The Bank is required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF loans.

Credit Enhancement Fees

The structure of the credit enhancement fee payable to the participating financial institution depends upon the product type selected. There is no credit enhancement and accordingly no credit enhancement fee payable to the participating financial institution for MPF Xtra. For Original MPF, the participating financial institution is paid a monthly credit enhancement fee between 0.07 percent and 0.11 percent (seven and 11 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF loans in the master commitment.

For MPF 125, the participating financial institution is paid a monthly credit enhancement fee between 0.07 percent and 0.10 percent (seven and 10 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The participating financial institution's monthly credit enhancement fee is performance-based in that it is reduced by losses charged to the first loss account. For MPF 125, the credit enhancement fee is performance-based for the entire life of the master commitment.

For MPF Plus, the performance-based portion of the credit enhancement fee is typically 0.06 percent (six basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF loans in the master commitment. The performance-based credit enhancement fee is reduced by losses charged to the first loss account and is paid one year after accrued, based on monthly outstanding balances. The fixed portion of the credit enhancement fee is typically 0.07 percent (seven basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The lower performance credit enhancement fee is for master commitments without a direct participating financial institution credit enhancement.

For MPF Government, the participating financial institution provides and maintains insurance or a guaranty from the applicable federal agency (that is, the FHA, VA, RHS, or HUD) for MPF Government loans and the participating financial institution is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted MPF Government loans. Only participating financial institutions that are licensed or qualified to originate and service government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to the Bank and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service MPF Government loans under the MPF program.

"Standard & Poor's LEVELS" and "LEVELS" are registered trademarks of Standard & Poor's, a division of the McGraw-Hill Companies, Inc.

The table below summarizes the average participating financial institution credit enhancement fee of all master commitments:

Average Participating Financial Institution Credit Enhancement Fee as a Percent of Master Commitments
	December 31,
Loan Type	2010	2009
Original MPF	0.10%	0.10%
MPF 125	0.09	0.10
MPF Plus	0.13	0.13
MPF Government (1)	N/A	N/A
MPF Xtra	N/A	N/A
_______________________

(1)
For master commitments issued prior to February 2, 2007, the participating financial institution is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitments. As a percent of these master commitments, these fees averaged 0.02 percent (two basis points) at each of December 31, 2010 and December 31, 2009.

Credit Risk Exposure on MPF Loans

The Bank's credit risk from the MPF loans in which it invests is the potential for financial loss due to borrower default. The amount of any such loss may be impacted by depreciation in the value of the real estate collateral securing the MPF loan, offset by the participating financial institution's credit enhancement. Under the MPF program, the participating financial institution's credit enhancement may take the form of a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment and the credit enhancement (which represents a direct liability to pay credit losses incurred with respect to that master commitment or may require the participating financial institution to obtain and pay for a supplemental mortgage guaranty insurance policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment). Under the AMA regulation, any portion of the credit enhancement that is a participating financial institution's direct liability must be collateralized by the participating financial institution in the same way that advances are collateralized. The MPF Program Participating Financial Institution Agreement provides that the participating financial institution's obligations are secured along with other obligations of the participating financial institution under its regular advances agreement and that the Bank may request additional collateral to secure the participating financial institution's obligations.

The Bank also has credit risk of loss on MPF loans to the extent such losses are not recoverable from the participating financial institution either directly or indirectly through performance-based credit enhancement fees, or from a supplemental mortgage guaranty insurer, as applicable. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loan Credit Risks.

The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks' percentage interest in the participated MPF loans, with each MPF Bank assuming its percentage share of such losses. See MPF Loan Participations, above.

The Bank offers a temporary loan payment modification plan for participating participating financial institutions permitting a temporary interest rate reduction under certain circumstances, which will be available until December 31, 2011, unless further extended by the MPF program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009, are eligible for the loan modification program. This plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the participating financial institutions must follow to participate in the loan modification program. As of December 31, 2010, the Bank has agreed to the modification of one loan, the impact of which is immaterial.

Deposits

The Bank offers demand and overnight-deposit programs to its members and housing associates. Term deposit programs are also offered to members. The Bank cannot predict the timing and amount of deposits that it receives from members and therefore does not rely on deposits as a funding source for advances, investments, and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that the Bank can liquidate deposits on request.

The Bank must maintain compliance with statutory liquidity requirements that require the Bank to hold cash, obligations of the U.S., and advances with a maturity of less than five years in an amount not less than the amount of deposits of members. The following table provides the Bank's liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)
	December 31,
	2010	2009
Liquid assets
Cash and due from banks	$6,151	$191,143
Interest-bearing deposits	155	81
Advances maturing within five years	23,117,880	32,131,742
Total liquid assets	23,124,186	32,322,966
Total deposits	745,521	772,457
Excess liquid assets	$22,378,665	$31,550,509

Refer to the Liquidity section in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for further information regarding the Bank's liquidity requirements.

Consolidated Obligations

The Bank funds its assets primarily through the sale of debt securities known as consolidated obligations; referred to herein as COs. The Bank's ability to access the money and capital markets through the sale of COs that utilize a variety of debt structures and maturities has historically allowed the Bank to manage its balance sheet effectively and efficiently. The FHLBanks are among the world's most active issuers of debt, issuing on a near-daily basis, including sometimes multiple issuances in a single day. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

COs, consisting of bonds and discount notes, represent the primary source of debt used by the Bank to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service (Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AAA/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds.

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

CO bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The Bank frequently participates in these issuances. Each FHLBank requests funding through the Office of Finance and the Office of Finance endeavors to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested funding. In some cases, proceeds from partially fulfilled offerings must be allocated among the requesting FHLBanks in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts paid to dealers in connection with the sale of COs to the Bank based upon the percentage of debt issued that is assumed by the Bank.

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

The following table illustrates the Bank's compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2010	2009
Non-pledged asset totals
Cash and due from banks	$6,151	$191,143
Advances	28,034,949	37,591,461
Investments (1)	27,134,475	20,947,464
Mortgage loans, net	3,245,954	3,505,975
Accrued interest receivable	145,177	147,689
Less: pledged assets	(395,549)	(443,098)
Total non-pledged assets	$58,171,157	$61,940,634
Total consolidated obligations	$53,627,591	$57,686,832
Ratio of non-pledged assets to consolidated obligations	1.08	1.07
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

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

No regulator of the Bank (including the Finance Agency) has ever required the Bank to repay obligations in excess of the Bank's participation nor have they allocated to the Bank any outstanding liability of any other FHLBank's COs.

Capital Resources

Capital Plan. The Bank's stock may be issued, redeemed, and repurchased by the Bank only at its par value of $100 per share. The Bank's stock is exempt from registration under the Securities Act of 1933. The Bank issues and has Class B stock outstanding and may issue Class A stock pursuant to certain amendments to the Bank’s capital plan that were effective as of January 22, 2011. The Bank does not intend to issue Class A stock at this time. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments for additional information.

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock investment requirement plus its membership stock investment requirement. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2010, members and nonmembers with capital stock outstanding held excess capital stock totaling $1.9 billion, representing approximately 50.8 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). In addition to the ABSIR, members must satisfy the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25.0 million.

Activity-Based Stock-Investment Requirement (ABSIR). Certain member and nonmember borrowers’ activity with the Bank has an associated ABSIR. ABSIRs are normally satisfied by a purchase of stock, however members may borrow stock from the Bank’s excess stock pool to satisfy ABSIRs for eligible advances subject to various conditions. The ABSIR for advances is as follows:

For advances with a term of:	The ABSIR is the following percentage of outstanding advance balances
Overnight (one business day)	3.0%
More than one business day through three months	4.0
Greater than three months	4.5

For loans purchased on or after November 2, 2009, the ABSIR for MPF activities is zero. For loans purchased prior to November 2, 2009, the ABSIR for MPF activities is either 0.0 percent or 4.5 percent, as determined by the date the loan was funded and/or the date the master commitment was entered into.

For standby letters of credit, the ABSIR is 0.5 percent of the credit equivalent amount of the standby letter of credit as defined in Finance Agency regulations (currently 50 percent of the face amount of the standby letter of credit). For outstanding member-intermediated derivatives, the ABSIR is 4.5 percent of the sum of 1) the current credit exposure of the derivative, and 2) the potential future exposure as defined in Finance Agency regulations.

Excess Stock Pool. On January 22, 2011, certain amendments to the Bank's capital plan became effective that permit members to satisfy their ABSIR using excess stock from the Bank's excess stock pool for certain eligible advances. For additional information, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments.

Redemption of Excess Capital Stock. Members may submit a written request for redemption of excess capital stock. The stock subject to the request will be redeemed at par value by the Bank upon expiration of the stock-redemption period, which is six months for Class A stock and five years for Class B stock. Also subject to a five-year redemption period are shares of stock held by a member that (1) gives notice of intent to withdraw from membership, or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the five-year stock-redemption period, the Bank must comply with the redemption request unless doing so would cause the Bank to fail to comply with its minimum regulatory capital requirements, would cause the member to fail to comply with its total stock-investment requirements, or would violate any other regulatory prohibitions.

Repurchase of Excess Capital Stock. Generally, the Bank may, at its sole discretion, repurchase excess capital stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. However, in accordance with the moratorium on excess stock repurchases described below, the Bank did not complete any repurchases of excess capital stock in 2010.

The Bank continues in effect a moratorium on excess stock repurchases that was adopted on December 8, 2008. This is designed to help the Bank preserve capital in light of the challenges the Bank continues to face, which principally arise from losses on its investment portfolio of private-label MBS, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Investments. Further, the Bank is prohibited from repurchasing excess Class B stock from its members so long as the use of stock from the excess stock pool has not been discontinued. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendment, for additional information.

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

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. The Bank does not take into consideration members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to 2 percent of the par amount of the shares of stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2010, the Bank had $90.1 million in capital stock subject to mandatory redemption. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the six-month (for Class A stock) and five-year (for Class B stock) notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess capital stock as a result of an activity no longer outstanding, the Bank may, at its sole discretion, repurchase the excess activity-based stock as described above.

Retained Earnings. The Bank's methodology for determining retained earnings adequacy incorporates the Bank's assessment of the various risks that could adversely affect retained earnings if trigger stress scenario conditions occurred. Principal elements of this risk are market risk and credit risk. Market risk is represented through the Bank's value-at-risk (VaR) market-risk measurement which estimates 99 percent of potential changes in the Bank's market value of equity due to potential parallel and nonparallel shifts in yield curves applicable to the Bank's assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due to but not limited to actual and potential adverse ratings migrations for the Bank's assets and actual and potential defaults.

The Bank's current retained earnings target is $925.0 million, a target adopted to accumulate capital in light of the various challenges to the Bank, including the growth in accumulated other comprehensive losses primarily related to the Bank's portfolio of held-to-maturity private-label MBS, discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Investments. For further discussion of the Bank's retained earnings target, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank's retained earnings target could be revised in response to potential Finance Agency mandates or due to potential changes in the Bank's risk profile. See Item 1A — Risk Factors. At December 31, 2010, the Bank had retained earnings of $249.2 million.

Dividends. The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. Refer to Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. The Bank's board of directors may declare and pay dividends in either cash or capital stock. In no event may the Bank pay a dividend if, having done so, the Bank's retained earnings level would be less than zero. On February 22, 2011, the Bank's board of directors declared a cash dividend that was equivalent to an annual yield of 0.30 percent on average daily balances of Class B shares outstanding during the quarter ending December 31, 2010. While a variety of circumstances could cause a further suspension of dividends, the board has stated that it anticipates that it will continue to declare modest cash dividends through 2011.

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

In general, the Bank uses interest-rate-exchange agreements in two ways: 1) as a fair-value or cash-flow hedge of a hedged financial instrument, firm commitment, or a forecasted transaction, or 2) as economic hedges in asset-liability management that are not designated as hedges. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate-exchange agreements to manage embedded options in assets and liabilities; and to hedge the market value of existing assets, liabilities, and anticipated transactions.

The Bank may enter into interest-rate-exchange agreements concurrently with the issuance of COs to reduce funding costs. This strategy of issuing bonds while simultaneously entering into interest-rate-exchange agreements enables the Bank to offer a wider range of attractively priced advances to its members.

The most common ways in which the Bank uses derivatives are to:

•	change the repricing frequency of assets and liabilities from fixed to floating or floating to fixed, considering interest-rate-risk management and funding needs;

•	hedge the cash flows of assets and liabilities that have embedded options, considering interest-rate-risk management and funding needs; and

•	hedge the mark-to-market sensitivity of existing assets or liabilities or of anticipated transactions.

The Dodd-Frank Act mandates the issuance of regulations applicable to derivatives, including the over-the-counter derivatives market, under which the Bank has, to date, exclusively used to enter into derivatives. Accordingly, regulations issued under the Dodd-Frank Act will have an important impact on the Bank’s derivatives practices, although the magnitude of that impact cannot be determined prior to the issuance of final regulations implementing Title VII. For example, the Bank will likely need to clear at least some of its derivatives through derivatives clearing organizations that are registered with the U.S. Commodity Futures Trading Commission. Clearing derivatives through derivatives clearing organizations will likely entail incremental costs and operational changes for the Bank’s derivatives activities. The Bank is actively participating in the U.S. Commodity Futures Trading Commission's proposed rulemaking process and is taking various additional actions in anticipation of the U.S. Commodity Futures Trading Commission's final rules. For additional information on the Dodd-Frank Act and its possible impact on the Bank’s use of derivatives, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

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

During 2010 and continuing into 2011, Bank members continued to experience high levels of deposits, which was the principal factor in the decline in demand for Bank advances in 2010. Additionally, since 2008 and throughout 2009, members were able to access a myriad of liquidity programs established in response to the credit crisis and recession, including the Troubled Assets Relief Program's capital injections which directly increase each recipient's ability to lend, favorable changes to the Federal Reserve Board's requirements for borrowing directly from the Federal Reserve Banks, the Federal Reserve Board's commercial paper facility, and the FDIC's Temporary Liquidity Guarantee Program (the Temporary Liquidity Guarantee Program), pursuant to which the FDIC guaranteed certain debt issuances by financial institutions, as surrogates to the Bank's traditional advance products. However, these alternative liquidity facilities either have been or are beginning to be scaled back and/or phased out, and this competition diminished in 2010. In any case, availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral. Further, demand for the Bank's advances may be adversely impacted by certain legislative and regulatory developments. For example, on November 15, 2010, the FDIC issued a final rule to provide unlimited deposit insurance for non-interest-bearing transaction accounts as further described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments. This final rule may result in a rise in deposits at Bank members and thereby further weaken demand for advances. Additionally, the FDIC changes the assessments it charges insured depository institutions from time to time which changes can impact such institutions' demand for advances.

Mortgage Loans Held for Portfolio. The activities of the Bank's MPF portfolio are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured and- guaranteed loans. The Bank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Historically, the most direct competition for mortgages came from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac.

Debt Issuance and Interest-Rate-Exchange Agreements. The Bank competes with corporate, sovereign, and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. These factors may adversely impact the Bank's ability to effectively complete transactions in the swap market. Because the Bank uses interest-rate-exchange agreements to modify the terms of many of its CO bond issues, conditions in the swap market may affect the Bank's cost of funds.

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

Because the FHLBanks contribute a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid have exceeded the required $75 million per quarter for the past several years. As specified in the Finance Agency regulation that implements Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment is used to simulate the purchase of zero-coupon bonds issued by the U.S. Department of the Treasury (the U.S. Treasury) to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Agency, in consultation with the Secretary of the U.S. Treasury, selects the appropriate zero-coupon yields used in this calculation. Through December 31, 2010, the FHLBanks' aggregate payments have satisfied $64.6 million of the $75 million scheduled payment due on October 15, 2011, and all scheduled payments thereafter. These defeased payments, or portions thereof, could be restored in the future if actual REFCorp payments of the 12 FHLBanks fall short of $75 million in any given quarter. Contributions to REFCorp will be discontinued once all obligations have been fulfilled. Based on the remaining obligation and the speed with which the obligation has been paid to date, it is expected that the obligation will be fully satisfied in 2011. Due to the interrelationships of all future earnings of the 12 FHLBanks, the total cumulative amount to be paid by the Bank to REFCorp is not determinable.

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

AHP Assessment. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCorp. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. The AHP and REFCorp assessments are calculated simultaneously because of their interdependence.

In annual periods where the Bank's net earnings is zero or less, as was the case for 2009, the AHP assessment for the Bank is zero. However, if the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. There was no such shortfall in any of the preceding three years.

The actual amount of the AHP contribution is dependent upon both the Bank's net income before interest expense associated with mandatorily redeemable capital stock minus payments to REFCorp, and the income of the other FHLBanks; thus future contributions are not determinable.

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

The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides its net income before interest expense associated with mandatorily redeemable capital stock and before AHP and REFCorp assessments to the REFCorp, which then performs the calculations at each quarter end date.

For the year ended December 31, 2010, the Bank's net income of $106.6 million resulted in an AHP assessment of $11.8 million.

For the year ended December 31, 2009, the Bank experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per Finance Agency regulations, the Bank elected to allot up to $5.0 million of future periods' required AHP contributions to be awarded during 2010 (referred to as the accelerated AHP). The accelerated AHP allowed the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so. The Bank will offset the accelerated AHP contribution against required AHP contributions over the next three years.

ITEM 1A.    RISK FACTORS

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. The risks described below, if realized, may result in the Bank being prohibited from paying dividends, and/or repurchasing and redeeming its common stock and could adversely impact the Bank's business operations, financial condition, and future results of operations.

CREDIT RISKS

The Bank is subject to credit-risk exposures related to the loans that back its investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

The Bank has invested in HFA securities with an amortized cost balance of $235.7 million as of December 31, 2010. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although the Bank's policies require that HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase , some have been since downgraded and the fair values of some of these securities have also fallen and the Bank's gross unrealized losses on them totaled $46.4 million at December 31, 2010. As described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Although the Bank has determined that none of these securities is other-than-temporarily impaired at December 31, 2010, should the underlying loans underperform the Bank's projections, the Bank could realize credit losses from these securities.

The Bank has also invested in private-label MBS, which are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Although the Bank only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments for a description of the Bank's portfolio of investments in these securities.

Increasing delinquency and loss severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use relatively more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses thereby causing other-than-temporary impairment losses from certain of these securities. The Bank incurred credit losses of $84.8 million for private-label MBS that management determined were other-than-temporarily impaired for the year ended December 31, 2010. If macroeconomic trends or collateral credit performance within the Bank's private-label MBS portfolio deteriorate further than currently anticipated, or if recent foreclosure moratoriums by several major mortgage servicers appear likely to negatively impact expected cash flows from impacted securities, even more stressful assumptions, including but not limited to lower house prices, higher loan-default rates, and higher loan-loss severities, may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which could be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank is projected to realize an additional $93.2 million in credit losses.

Investment rating downgrades and decreases in the fair value of the Bank's investments could increase the Bank's risk-based capital requirement.

At December 31, 2010, the Bank's total risk-based capital requirement was approximately $975.2 million. The Bank's permanent capital which consists of capital stock, retained earnings and mandatorily redeemable capital stock was $4.0 billion at December 31, 2010 and so was in excess of its risk-based capital requirement by $3.0 billion. However, ratings downgrades on the Bank's investments or decreases in the fair value of the Bank's assets could increase the Bank's risk-based capital requirement. If the Bank is unable to satisfy its risk-based capital requirement, the Bank would be subject to certain capital restoration requirements and be prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency. For a discussion of our risk-based capital requirements, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.

Rising delinquency rates on the Bank's investments in MPF loans could adversely impact the Bank's financial condition.

As discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans, at December 31, 2010, delinquency rates on the Bank's investments in MPF loans had risen to 4.85 percent of total par value of mortgage loans outstanding from 4.50 percent of total par value of mortgage loans outstanding at December 31, 2009. In response to both the rise in delinquency rates and the general deterioration in nationwide housing prices, the Bank has increased its allowance for credit losses on mortgage loans to $8.7 million at December 31, 2010, from $2.1 million at December 31, 2009. While the Bank has not changed its base methodology for calculating the allowance for loan losses since December 31, 2009, the Bank increased the loss severity estimates that it applies to projected defaulted loans. This revision in loss assumptions reflects the prolonged deterioration in U.S. housing markets and resulting expectations as to the length and depth of depressed housing prices and impact on realized losses. To the extent that economic conditions further weaken and regional or national home prices continue to decline, the Bank may determine to further increase its allowance for credit losses on mortgage loans. Further, the Bank could be exposed to servicer defaults and PFI failures to satisfy their credit enhancement obligations if the financial condition of PFI members materially deteriorates.

Commitments to out-of-district MPF member institutions could expose the Bank to unexpected credit risks.

The Bank has entered into a participation facility with the FHLBank of Chicago pursuant to which the Bank may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago from its members. Acquisition of out-of-district MPF loans pursuant to this facility or otherwise could expose the Bank to credit and servicing risks attendant with PFIs with whom the Bank does not engage in the course of its normal member lending operations. For additional information on the Bank's participation facility with the FHLBank of Chicago, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Declines in the value of mortgage loans that serve as collateral could adversely impact the Bank's business operations and/or financial condition.

To secure advances, the Bank accepts collateral from members that includes some amounts of prime, subprime, and Alt-A residential mortgage loans, home equity loans and lines of credit, commercial real estate loans, and private-label MBS backed by prime residential mortgage loans. During 2010, delinquencies and losses with respect to mortgage loans increased, particularly for subprime Alt-A mortgage loans, and home equity loans, and lines of credit. In addition, residential property values in many areas continued to decline throughout 2010. If delinquency and loss rates on residential mortgage loans continue to increase, or if there is a further decline in residential real estate values, the Bank would be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance.

The Bank has geographic concentrations that may adversely impact its business operations and/or financial condition.

The Bank, by nature of its regulatory charter and its business operations, is exposed to credit risk resultant from limited geographic diversity. The Bank's advance lending operations is limited by charter to operations within the six New England states. While the Bank employs conservative credit rating and collateral policies to limit exposure, a decline in regional economic conditions could create an exposure to the Bank in excess of collateral held.

The Bank has concentrations of mortgage loans in some geographic areas based on its investments in MPF loans and private-label MBS and on its receipt of collateral pledged for advances. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information on these concentrations. To the extent that any of these geographic areas experiences significant further declines in the local housing markets, declining economic conditions, or a natural disaster, the Bank could experience increased losses on its investments in the MPF loans or the related MBS or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of the Bank's MBS investments could be adversely impacted.

Mortgage servicers continue their efforts to modify delinquent loans to mitigate losses. Such loan modifications may include reductions in interest rate and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received.

This activity could result in higher losses being allocated to the Bank's MBS investments backed by such loans than the Bank could have expected or has experienced to date.

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

The Bank relies upon derivative instruments to reduce its interest-rate risk; however, the Bank could be unable to enter into effective derivative instruments on acceptable terms.

The Bank uses derivative instruments to reduce its interest-rate risk. If the Bank is unable to manage its hedging positions properly, or is unable to enter into hedging instruments upon acceptable terms, the Bank could be unable to effectively manage its interest-rate and other risks, which could adversely impact the Bank's financial condition and results of operations.

One factor that could impact the Bank’s ability to manage its hedging positions properly or enter into hedging instruments upon acceptable terms, is the Dodd-Frank Act, which requires the issuance of various regulations impacting derivatives which will likely, among other things, require the Bank to clear at least some of its derivatives through derivatives clearing organizations that are registered with the U.S. Commodity Futures Trading Commission. Clearing derivatives through derivatives clearing organizations will likely entail incremental costs and operational changes for the Bank’s derivatives activities. Further, the Bank might need, either as an economic or regulatory matter, to structure its derivatives such that they are clearable through a derivatives clearing organization. However, as so structured, such derivatives could then be imperfect hedges. For additional information on the Dodd-Frank Act and its potential impact on the Bank’s derivatives activities, see Item 7 — Management’s Discussion and Analysis of Financial condition and Results of Operations — Legislative and Regulatory Developments.

Changes in the Bank's or other FHLBanks' credit ratings or other negative information could adversely impact the Bank's cost and availability of financing.

The Bank currently has the highest credit rating from Moody's and S&P. In addition, the COs of the FHLBanks have been rated Aaa/P-1 by Moody's and AAA/A-1+ by S&P. These ratings are subject to reduction or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. S&P has assigned two FHLBanks long-term ratings of AA+, one stable and the other negative in outlook, as of February 28, 2011. Although the credit ratings of the COs of the FHLBanks have not been affected by these ratings, similar ratings actions could adversely impact the Bank's cost of funds and ability to issue COs on acceptable terms, which could adversely impact the Bank's financial condition and results of operations.

A reduction in the Bank's ratings would also trigger additional collateral posting requirements under the Bank's derivative collateral agreements. At December 31, 2010, the impact of a downgrade to AA+ would have required $260.6 million of after-haircut valued collateral to be posted to our derivatives counterparties.

Similarly, in the absence of rating-agency actions, the revelation of negative information impacting any FHLBank, such as material losses or increased risk of losses, could also adversely impact the Bank's cost of funds. One possible source of such information in 2011 could result from plans for housing GSE reform. The U.S. Treasury and HUD have proposed certain recommendations for the reform of the housing-related GSEs. Although the focus of those recommendations is on Fannie Mae and Freddie Mac, the proposal includes certain recommendations for the FHLBanks. The recommendations could result in market uncertainty regarding the status of U.S. federal government support of housing GSEs, including the FHLBanks, and the Bank's cost of financing could be adversely impacted as a result. For additional information about these proposals for housing GSE reform, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

STRATEGIC RISKS

The Bank could fail to meet its minimum regulatory capital requirements and/or maintain a capital classification of adequately capitalized, which would result in prohibitions on dividends, excess capital stock repurchases, and capital stock redemption and could result in additional regulatory prohibitions.

The Bank is required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, which are described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital and is subject to the Finance

Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). Any failure to satisfy these requirements will result in the Bank becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2010. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If the Bank becomes classified into a capital classification other than adequately capitalized, the Bank would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

The board of directors' recent decisions to declare low or no dividends could decrease demand for advance products that require capital stock purchases and increase membership withdrawals.

The Bank's board of directors did not declare dividends from November 2008 until February 22, 2011, and in declaring a small dividend on February 22, 2011, noted that any dividends that are declared in 2011 are likely to be modest. This practice of no or low dividends is due to the Bank's strategy of preserving capital in light of certain challenges the Bank continues to face, which principally relate to losses from its investments in private-label MBS, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary.

The Bank's ability to pay dividends is also subject to statutory, regulatory, and internal requirements. The board of directors has established a retained earnings target of $925.0 million, and periodically assesses the adequacy of that target in light of possible changes in credit, market, and operating risks. Events such as changes in the Bank's market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain GAAP could affect the adequacy of the Bank's retained earnings. This in turn could require the Bank to further increase its retained earnings target and extend the period of low or no declarations of dividends to achieve and maintain the future targeted amounts of retained earnings.

Should the board of directors continue to declare low or no dividends, the Bank could experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that could adversely impact the Bank's business operations and financial condition.

The Bank's moratorium on excess stock repurchase from members could decrease demand for advance products and increase membership withdrawals.

The Bank must meet its minimum regulatory capital requirements at all times. If the Bank were to fail to maintain an adequate level of total capital to comply with minimum regulatory capital requirements, it would be precluded from repurchasing excess capital stock or from redeeming capital stock until it restored compliance, which could cause members to withdraw from membership.

Since December 8, 2008, the Bank has continued a moratorium on excess stock repurchases in light of certain challenges the Bank continues to face, which principally relate to losses and continuing expectations of losses from its investments in private-label MBS, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary. This moratorium could be an incentive for members to withdraw from membership and a disincentive to prospective members from becoming members, either of which could adversely impact the Bank's business operations and financial condition.

The loss of significant members could result in lower demand for the Bank's products and services.

At December 31, 2010, the Bank's five largest stock-holding members held 50.6 percent of the Bank's stock. In addition, the Bank's two largest stock-holding members held multiple memberships in the FHLBank System, allowing them the flexibility of borrowing from less capital-constrained FHLBanks. The loss of significant members or a significant reduction in the level of business they conduct with the Bank could lower demand for the Bank's products and services in the future and adversely impact the performance of the Bank.

Also, consolidations within the financial services industry could reduce the number of current and potential members in the Bank's district. Industry consolidation could also cause the Bank to lose members whose business and stock investments are so substantial that their loss could threaten the viability of the Bank. In turn, the Bank might be forced to seek a merger with another FHLBank district.

A decrease in demand for the Bank's products and services due to the loss of significant members could adversely impact the Bank's results of operations and financial condition, the impact of which could be greater during periods when the Bank is experiencing losses or reduced net income.

For example, on August 19, 2010, NewAlliance Bank, one of the Bank’s five largest borrowers as of December 31, 2010, announced that it expects to be acquired by a nonmember sometime in 2011. Nonmembers, excluding housing associates, are ineligible to borrow from the Bank. Among the top five borrowers, NewAlliance Bank was the largest source of advances interest income for the year ended December 31, 2010. Accordingly, the acquisition of NewAlliance Bank by a nonmember could adversely impact the Bank's advances interest income.

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank's business operations and/or financial condition.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Agency, an independent agency in the executive branch of the federal government that regulates the Bank. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their housing-finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact the Bank's ability to conduct business or the cost of doing business.

For example, the enactment of the Dodd-Frank Act on July 21, 2010, is likely to impact the Bank's business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing-finance mission. The Dodd-Frank Act, among other things: (1) creates an interagency oversight council that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Given this breadth, regulations implementing the Dodd-Frank Act are expected to impact most financial institutions, including the Bank. However, the impact of those regulations on the Bank cannot be known prior to their finalization. Additionally, housing GSE reform could adversely impact the Bank, including investor uncertainty, as discussed under — Credit Risks — Changes in the Bank's or other FHLBanks' credit ratings or other negative news could adversely impact the Bank's cost and availability of funding. For additional discussion of the Dodd-Frank Act, housing GSE reform, and certain other recent and potential legislation and regulatory developments that could impact the Bank, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Legislative and Regulatory Developments.

Moreover, on February 11, 2011, the U.S. Treasury and HUD issued a report to Congress entitled Reforming America's Housing Finance Market, which, among other things, suggests that legislative reforms are needed for the FHLBanks to limit access to advances by large financial institutions, limit membership to a single FHLBank, and reduce FHLBank portfolio investments. Such legislation could negatively impact the profitability of the FHLBanks or limit future growth opportunities.

The Bank cannot predict what additional regulations will be issued or what additional legislation will be enacted, and the Bank cannot predict the effect of any such additional regulations or legislation on the Bank's business operations and/or financial condition. Additional changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, limitations on advances made to Bank members, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, all and any of which could adversely impact the Bank's financial condition and results of operations.

Legislative and regulatory changes could also have an indirect, adverse impact on the Bank. For example, the Basel Committee on Banking Supervision (the Basel Committee) has developed a new capital regime for internationally active banks with new capital and liquidity requirements. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements could also adversely impact member demand for advances and/or investor demand for COs. The Basel Committee proposal is discussed in greater detail under Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Proposed legislation and actions in response to the recent U.S. housing and economic recession may adversely impact the Bank's advances business and investments.

Certain proposed federal legislation in response to the continuing U.S. housing and economic recession could adversely impact the Bank's investments and advances business. For example, in 2009, federal legislation was proposed that would have allowed bankruptcy cramdowns on first mortgages of owner-occupied homes as a response to the U.S. economic recession and attendant U.S. housing recession. The proposed legislation would have allowed a bankruptcy judge to reduce the principal amount of such mortgages to the current market value of the property (a cramdown), which is currently prohibited by the Bankruptcy Reform Act of 1994. Some of the private-label MBS in which the Bank has invested contain a cap on bankruptcy losses, and when such cap is exceeded, bankruptcy losses are allocated among all classes of such MBS on a pro-rata basis among the classes of such MBS rather than by seniority. In the event that this legislation is enacted so as to apply to all existing mortgage debt (including first mortgages of owner-occupied homes), then the Bank could face increased risk of credit losses on its private-label MBS that include such bankruptcy caps due to the erosion of its credit protection it would have otherwise had via its senior class of such MBS. Any such credit losses could lead to other-than-temporary impairment charges for affected private-label MBS in the Bank's held-to-maturity portfolio. Additionally, bankruptcy cramdowns could adversely impact the value of the collateral held in support of the Bank's loans to members and could adversely impact the value of the Bank's investments in mortgage loans.

Compliance with regulatory contingency liquidity guidance could adversely impact the Bank's results of operations.

The Bank is required to maintain sufficient liquidity through short-term investments in an amount at least equal to the Bank's cash outflows under two different scenarios, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, the Bank maintains balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, the Bank may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing the Bank's short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make the Bank's advances less competitive, advance levels and, therefore, the Bank's net interest income could be adversely impacted.

Required AHP contribution rates could decrease available funds to pay as dividends to members.

If the total annual net income before AHP expenses of the FHLBanks were to fall below $1.0 billion, each FHLBank would be required to contribute more than 10 percent of its net income after REFCorp expenses to its AHP to meet the minimum $100.0 million annual contribution. Increasing the Bank's AHP contribution in such a scenario would reduce the Bank's net income after AHP assessments and thereby reduce available funds to pay as dividends.

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

An example of a factor that could adversely impact the Bank's access to the capital markets is housing GSE reform, as discussed under — Credit Risks — Changes in the Bank's or other FHLBanks' credit ratings or other negative news could adversely impact the Bank's cost and availability of funding.

The Bank faces competition for loan demand and loan purchases that could adversely impact results of operations.

The Bank's primary business is providing liquidity to its members by making advances to, and purchasing mortgage loans from, its members. The Bank competes with other sources of liquidity, including deposits, investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Many of the Bank's competitors are not subject to the same body of regulation applicable to the Bank. This is one factor among several that may enable the Bank's competitors to offer wholesale funding on terms that the Bank is not able to offer and that members deem more desirable than the terms offered by the Bank on its advances.

The availability to the Bank's members of different products from alternative funding sources, with terms more attractive than the terms of products offered by the Bank, may significantly decrease the demand for the Bank's advances and/or loan purchases. Further, any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources could decrease the profitability on advances, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the Bank's profitability on advances and/or loan purchases, could adversely impact the Bank's financial condition and results of operations.

For example, during 2010 and continuing into 2011, Bank members continued to experience high levels of deposits, which was the principal factor in the decline for demand for Bank advances in 2010. This continuing situation of high levels of member deposits could be exacerbated by the November 15, 2010, FDIC final rule providing unlimited deposit insurance for non-interest-bearing transaction accounts. This final rule could result in a rise in deposits of Bank members and thereby further weaken demand for advances. The final rule is discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

The Bank's efforts to maintain adequate capital levels could impede its ability to generate asset growth including, but not limited to, meeting member advance requests.

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

The Bank has not required members participating in the MPF program to invest in Bank capital stock in connection with that participation since November 2009. However, maintaining capital adequacy in the future may require the Bank to re-introduce stock investment requirements for those activities, which may reduce member participation in the MPF program.

Additional declines in U.S. home prices or in activity in the U.S. housing market could adversely impact the Bank's business operations and/or financial condition.

The deterioration of the U.S. housing market and national decline in home prices, which began in 2007 and remains depressed through the date of this report, could adversely impact the financial condition of a number of the Bank's members, particularly those whose businesses are concentrated in the mortgage industry. One or more of the Bank's members may default on its obligations to the Bank for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged by the Bank's members to the Bank as collateral may further decrease. If a member defaulted, and the Bank were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

Further, the deterioration of the U.S. housing market and national decline in home prices could result in further increases in delinquency rates and loss severities on the mortgage loans underlying the Bank's investments in mortgages and MBS, the risks of which are discussed under — Credit Risks — The Bank is subject to credit risk exposures related to the mortgage loans that back its MBS investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments and — Rising delinquency rates on the Bank's investments in MPF loans could adversely impact the Bank's financial condition.

The investor perception of housing GSEs could adversely impact the Bank's funding costs.

The housing GSEs – Fannie Mae, Freddie Mac, and the FHLBanks – issue highly rated agency debt to fund their operations. From time to time negative announcements by Fannie Mae and Freddie Mac concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing. Additionally, plans for housing GSE reform could negatively impact the public perception of housing GSEs, including the FHLBanks, as discussed under — Credit Risks — Changes in the Bank's or other FHLBanks' credit ratings or other negative information could adversely impact the Bank's cost and availability of funding.

The FHLBanks may have to pay a higher rate of interest on its COs to make them attractive to investors. If the Bank maintains its existing pricing on advances, the resulting increased costs of issuing COs may adversely impact the Bank's financial condition and results of operations and could cause advances to be less profitable for the Bank. If, in response to this decrease in spreads, the Bank changes the pricing of its advances, the advances may be less attractive to members, and the amount of new advances and the Bank's outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact the Bank's financial condition and results of operations.

The Bank could become liable for all or a portion of the consolidated obligations of the FHLBanks, which could adversely impact the Bank's financial condition and results of operations.

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

Additionally, due to the Bank's relationship with other FHLBanks, the Bank could be impacted by events other than the default on a CO. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the Finance Agency, at its discretion, to require another FHLBank to either provide capital to or purchase assets from another FHLBank. The Bank's financial condition and results of operations could be adversely impacted if it were required to either so provide capital or purchase assets.

Changes in interest rates could adversely impact the Bank's financial condition and results of operations.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank's outstanding loans and investments and interest paid on the Bank's borrowings and other liabilities, as measured by its net interest spread. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank could experience instances when either the Bank's interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low-interest-rate environments, or will remain outstanding at below-market yields when interest rates increase. In any case, changes in interest rates could adversely impact the Bank's financial condition and results of operations.

OPERATIONAL RISKS

The inability to retain key personnel could adversely impact the Bank's operations.

The Bank relies on key personnel for many of its functions. The Bank's ability to retain such personnel is important to its ability to conduct its operations and measure and maintain risk and financial controls. The Bank's ability to retain key personnel could be challenged as the U.S. employment market improves.

The Bank relies heavily upon information systems and other technology and any failure of such information systems or other technology could adversely impact the Bank's financial condition and results of operations.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, the Bank could be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. While the Bank has implemented a disaster recovery and business continuity plan that provides for an alternate headquarters in Westborough, Massachusetts, the Bank can make no assurance that it will be able to prevent, or address in a timely and adequate fashion, the negative effects of any such failure or interruption. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, and could adversely impact the Bank's financial condition and results of operations.

The Bank expects to move its headquarters to new premises in late 2011, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary. The Bank could experience unexpected interruptions in its business operations as a result of this move due to factors including, but not limited to, changes in information technology infrastructure and support, mechanical failures, and records location.

The Bank relies on the FHLBank of Chicago in participating in the MPF program in that FHLBank of Chicago's capacity as MPF Provider and could be adversely impacted if the FHLBank of Chicago changed or ceased to operate the MPF program, or experienced information systems or other technological interruptions, or failures in its capacity as MPF provider.

As part of its business, the Bank invests in mortgage loans through the MPF program, which is operated and administered by the FHLBank of Chicago in its role as MPF Provider. These investments account for 5.6 percent of the Bank's total assets as of December 31, 2010, and 19.1 percent of interest income for the year ended December 31, 2010. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, the Bank's mortgage-purchase business could be adversely impacted, and the Bank could experience a related decrease in its net interest margin, financial condition, and profitability. In the same way, the Bank could be adversely affected if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

The Bank relies on models to value financial instruments and the assumptions used could have a significant effect on the Bank's financial position, the results of operations, and the assessment of risk exposure.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions in the interim could impact the Bank's financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact the Bank's financial position and results of operations.

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

ITEM 3.    LEGAL PROCEEDINGS

The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank's financial condition or results of operations. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Commitments and Contingencies for additional information.

ITEM 4.        [Removed and Reserved]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of the Bank's capital stock is $100 per share. The Bank's stock is not publicly traded and can be purchased only by the Bank's members. As of February 28, 2011, 458 members and one nonmember held a total of 37.5 million shares of the Bank's Class B stock. The Bank amended its capital plan effective January 22, 2011, which amendments, among other things, provide the Bank with the authority to issue a new class of Bank stock, Class A capital stock, $100 par value per share (Class A stock) that the Bank may (but is not required to) issue. The Bank has not issued and does not intend to issue Class A stock at this time. For additional information on Class A stock, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments.

During 2010 and 2009, the Bank did not declare any dividends as it remained focused on growing retained earnings for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary. Dividend rates are quoted in the form of an interest rate, which is then applied to each member's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. Dividends are solely within the discretion of the Bank's board of directors. Historically, the dividend rate has been based upon a spread to average short-term interest rates experienced during the quarter.

On February 22, 2011, the board of directors declared its first dividend since November 2008, a cash dividend that was equivalent to an annual yield of 0.30 percent, which is the approximate daily average three-month LIBOR yield for the fourth quarter of 2010. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2010, totaled $2.8 million and was paid on March 2, 2011. As part of that declaration, the board has stated that it anticipates that it will continue to declare modest cash dividends through 2011, although an adverse event or trend could cause a further suspension of dividends.

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

Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Agency regulations, the Bank may not declare a dividend if the Bank is not in compliance with its minimum capital requirements or if the Bank would fall below its minimum capital requirements or would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the Finance Agency's permission. Further, the Bank may not pay dividends to its members if the principal and interest due on any CO issued through the Office of Finance on which it is the primary obligor has not been paid in full, or under certain circumstances, if the Bank becomes a noncomplying FHLBank as that term is defined in Finance Agency regulations as a result of its inability to either comply with regulatory liquidity requirements or satisfy its current obligations. Additionally, the Bank maintains a dividend payout restriction under which the Bank may only pay up to 50 percent of the prior quarter's net income while the Bank's retained earnings are less than its targeted retained earnings level.

The Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank's excess stock exceeds 1.0 percent of its total assets or if the issuance of excess stock would cause the Bank's excess stock to exceed 1.0 percent of its total assets. At December 31, 2010, the Bank had excess capital stock outstanding totaling $1.9 billion or 3.3 percent of its total assets.

Should the Bank determine to issue Class A Stock, dividends declared on Class A Stock may differ from dividends declared on Class B Stock but may not exceed dividends declared on Class B Stock.

In January 2010, the Bank adopted a minimum capital level in excess of regulatory requirements to provide further protection for the Bank's capital base. This adopted minimum capital level provides that the Bank will maintain a minimum capital level equal to 4.0 percent of its total assets plus its retained earnings target, an amount equal to $3.3 billion at December 31, 2010. The Bank's permanent capital level was $4.0 billion at December 31, 2010, so the Bank was in excess of this higher requirement by $732.8 million on that date. If necessary to satisfy this adopted minimum capital level, however, the Bank will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement with the other 11 FHLBanks, which will obligate each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of the Bank's obligation to its Affordable Housing Program) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. The FHLBanks' obligation to REFCorp is described under Item 1 — Business — Assessments. The agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total consolidated obligations (excluding fair value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. The implementation of the agreement is likely to negatively impact the amount of dividends we will be able to pay until the amount required to be maintained in the restricted account is satisfied. For additional information on this agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Joint Capital Enhancement Agreement.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2010, 2009, 2008, 2007, and 2006, have been derived from the Bank's audited financial statements. Financial information is included elsewhere in this report in regards to the Bank's financial condition as of December 31, 2010 and 2009, and the Bank's results of operations for the years ended December 31, 2010, 2009, and 2008. This selected financial data should be read in conjunction with the Bank's financial statements and the related notes thereto appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2010	2009	2008	2007	2006
Statement of Condition
Total assets	$58,647,301	$62,487,000	$80,353,167	$78,200,338	$57,387,952
Investments(1)	27,134,475	20,947,464	18,864,899	17,862,559	15,242,161
Advances	28,034,949	37,591,461	56,926,267	55,679,740	37,342,125
Mortgage loans held for portfolio, net(2)	3,245,954	3,505,975	4,153,537	4,091,314	4,502,182
Deposits and other borrowings	745,521	772,457	611,070	713,126	1,040,560
Consolidated obligations
Bonds	35,102,750	35,409,147	32,254,002	30,421,987	35,518,442
Discount notes	18,524,841	22,277,685	42,472,266	42,988,169	17,723,515
Total consolidated obligations	53,627,591	57,686,832	74,726,268	73,410,156	53,241,957
Mandatorily redeemable capital stock	90,077	90,896	93,406	31,808	12,354
Class B capital stock outstanding-putable(3)	3,664,425	3,643,101	3,584,720	3,163,793	2,342,517
Retained earnings (accumulated deficit)	249,191	142,606	(19,749)	225,922	187,304
Accumulated other comprehensive (loss) income	(638,111)	(1,021,649)	(134,746)	(2,201)	2,693
Total capital	3,275,505	2,764,058	3,430,225	3,387,514	2,532,514
Results of Operations
Net interest income	$297,583	$311,714	$332,667	$312,446	$302,188
Provision for credit losses	6,701	1,750	225	(9)	(1,704)
Net impairment losses on held-to-maturity securities recognized in earnings	(84,762)	(444,068)	(381,745)	—	—
Other (loss) income	(1,482)	7,421	(10,215)	11,137	11,750
Other expense	59,564	60,068	56,308	53,618	49,055
AHP and REFCorp assessments	38,489	—	—	71,740	70,796
Net income (loss)	106,585	(186,751)	(115,826)	198,234	195,791
Other Information
Dividends declared	$—	$—	$129,845	$159,616	$143,573
Dividend payout ratio(4)	N/A	N/A	N/A	80.52%	73.33%
Weighted-average dividend rate(5)	N/A	N/A	3.86%	6.62	5.51
Return on average equity(6)	3.52%	(6.49)%	(3.17)	6.96	7.19
Return on average assets	0.17	(0.27)	(0.14)	0.30	0.33
Net interest margin(7)	0.47	0.44	0.41	0.48	0.51
Average equity to average assets	4.81	4.09	4.42	4.35	4.57
Total regulatory capital ratio(8)	6.83	6.20	4.55	4.37	4.42
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $8.7 million, $2.1 million, $350,000, $125,000, and $125,000 for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

(3)	Capital stock is putable at the option of a member.

(4)	The dividend payout ratio for 2010, 2009, and 2008 is not meaningful.

(5)	Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(6)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive (loss) income and retained earnings.

(7)	Net interest margin is net interest income before mortgage-loan-loss provision as a percentage of average earning assets.

(8)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital regarding the Bank's regulatory capital ratios.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” including, but not limited to, the Bank's ability to meet the goals of its strategic business plan and/or achieve its retained earnings target in the projected time horizons. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” "expects," "plans," "may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

Forward-looking statements in this report include, among others, the following:

•	the Bank's projections regarding income, retained earnings, and dividend payouts;

•	the Bank's projections regarding credit losses on advances, investments in whole mortgages, and mortgage-related securities;

•	the Bank's expectations relating to future balance-sheet growth;

•	the Bank's targets under the Bank's retained earnings plan; and

•	the Bank's expectations regarding the size of its mortgage-loan portfolio, particularly as compared to prior periods.
Actual results may differ from forward-looking statements for many reasons, including but not limited to:

•	changes in interest rates, housing prices, employment rates, and the general economy;

•	changes in the size of the residential mortgage market;

•	changes in demand for Bank advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

•
the willingness of the Bank's members to do business with the Bank despite the absence of dividend payments from November 2008 until February 2011 and the continuing moratorium on the repurchase of excess capital stock;

•	changes in the financial health of the Bank's members;

•	insolvencies of the Bank's members;

•	increases in borrower defaults on mortgage loans in the housing market;

•
deterioration in the credit performance of the Bank's private-label MBS portfolio beyond forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds resulting in the realization of additional other-than-temporary impairment charges;

•	deterioration in the credit performance of the Bank’s investments in mortgage loans and increases in loss severities from those investments;

•	an increase in advance prepayments as a result of changes in interest rates or other factors;

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
These risk factors are not exhaustive. The Bank operates in a changing economic and regulatory environment, and new risk factors will emerge from time to time. Management cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

EXECUTIVE SUMMARY

The Bank recognized net income of $106.6 million for the year ended December 31, 2010, versus a net loss of $186.8 million for the same period in 2009. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $84.8 million for the year ended December 31, 2010, compared with a credit loss of $444.1 million for the comparable period of 2009. Additionally:

•	retained earnings increased to $249.2 million at December 31, 2010;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $929.5 million at December 31, 2009, to an accumulated deficit of $621.5 million at December 31, 2010; and

•	the Bank continues to be in compliance with all regulatory capital requirements.

The improvements in the Bank's financial condition have resulted in positive developments for its membership including:

•	the Bank’s net income resulted in an allocation of $10.2 million to the Bank’s 2011 Affordable Housing Program; and

•	on February 22, 2011, the Bank declared its first dividend since November 2008.

Notwithstanding the improvements in the Bank's financial condition, the Bank still faces challenges, the foremost of which arises from its investments in private-label MBS. Although the amortized cost of the Bank's total investments in private-label MBS has fallen to $2.5 billion at December 31, 2010 compared with $4.0 billion at December 31, 2008, the date on which the Bank first incurred credit losses from that portfolio, additional losses from that portfolio are possible. Accordingly, the Bank has taken various steps as part of our effort to protect members’ capital and restore profitability in accordance with our strategic business plan. These steps include:

•
the Bank continues the implementation of its strategic business plan most notably amending its capital plan effective January 22, 2011, which, among other things, allows members to satisfy certain stock investment requirements using stock from the Bank’s excess stock pool;

•	the Bank's retained earnings target remains at $925.0 million;

•	the Bank's moratorium on excess stock repurchases continues to be in effect; and

•	the Bank's board of directors announced on February 22, 2011, that it expects any dividends declared in 2011 to be modest as the Bank continues to focus on building retained earnings.

•    Investments in Private-Label MBS. Management has determined that 109 of its private-label MBS, representing an aggregated par value of $2.2 billion, incurred additional other-than-temporary impairment credit losses of $84.8 million for the year ended December 31, 2010. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further drops in housing prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should such moratoriums be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

•    Decline in Advances Balances. The outstanding par balance of advances to members declined from $36.9 billion at December 31, 2009, to $27.4 billion at December 31, 2010. This reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. This reduction in demand for advances has occurred across the Bank's membership including among the Bank's five largest borrowers of advances, as discussed under — Financial Condition — Advances. The Bank expects membership demand for advances to trend downward in the near term, principally due to high levels of deposits at member institutions, which serve as a liquidity alternative to advances. The Bank's decline in net interest income to $297.6 million for the year ended December 31, 2010, compared with $311.7 million for the same period in 2009, is primarily the result of the decline in advances balances.

This trend in advances balances is illustrated by the following graph of quarter-end total advances balances (dollars in billions):

•
Increase in Allowance for Credit Losses on Mortgage Loans. The Bank has increased its allowance for credit losses on mortgage loans to $8.7 million at December 31, 2010 as compared with $2.1 million at December 31, 2009. This increase in allowance is due to the continued deterioration in general economic and labor market conditions and the ongoing depression in house prices nationwide, which has resulted in a trend of increasing delinquencies in the mortgage portfolio. See — Critical Accounting Estimates — Allowance for Loan Losses for additional information. While the Bank did not change its base methodology for calculating the allowance for loan losses during 2010, the key variables that drive the calculation changed to reflect the deterioration in portfolio performance and economic conditions. In particular, the loss severity estimates that the Bank applies to defaulted loans were increased to reflect the deterioration in house prices.

•
Strong Net Interest Margin. The Bank continues to achieve a favorable net interest margin, which mitigates to some extent the lower demand for advances. Net interest margin for the year ended December 31, 2010, was 0.47 percent, a three-basis-point increase from net interest margin for the year ended December 31, 2009. The essentially stable net interest spread was achieved despite the historically low-interest-rate environment due in part to a steeper interest-rate yield curve and continued favorable pricing of the FHLBank System's CO debt. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average terms to repricing were longer than those of corresponding liabilities. As described in Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk — Income Simulation and Repricing Gaps, the Bank held an average balance of $3.9 billion of assets that were deliberately funded by debt with a term to maturity approximately one year shorter than that of the asset. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. During the year, the Bank exercised redemption options on $4.3 billion of callable bonds that were not swapped to a synthetic floating rate coupon. However, in contrast to typical periods of extraordinarily low interest rates, prepayments of fixed-rate mortgages have remained relatively muted due to the inability of many homeowners to refinance mortgages because of diminished house prices and tightening credit standards.

In response to the challenges facing the Bank, the Bank has adopted a strategic business plan that includes goals as to certain revenue-enhancement and expense-reduction initiatives. The Bank has implemented several initiatives from that plan, including the following.

•
Amendments to the Bank’s Capital Plan. On January 22, 2011, certain amendments to the Bank’s capital plan became effective that are intended to encourage borrowing by members that may be reluctant to borrow from the Bank in instances where they cannot borrow without purchasing additional Class B stock to satisfy their activity-based stock investment requirements. The Bank believes that such reluctance may be attributed, in part, to the Bank’s continuing moratorium on the repurchase of excess stock and lack of declaration of dividends from November 2008 until February 2011. To that end, the amendments provide the Bank with the ability to allow members to satisfy the activity-based capital requirements for certain advances that they initiate and that are disbursed by the Bank (eligible advances) using:

•	stock from the Bank’s pool of Class B stock in excess of the Bank’s members’ aggregate total stock investment requirements, referred to as the excess stock pool; and/or

•	a new class of Bank stock, Class A capital stock, $100 par value per share that the Bank may (but is not required to) issue. The Bank does not intend to issue Class A stock at this time.

The use of the excess stock pool and the authority of the Bank to issue Class A stock are each discussed in greater detail under — Liquidity and Capital Resources — Capital Plan Amendments.
In addition, the amendments:

•	reduce the lower bound of the range of the activity-based stock investment requirement for letters of credit to an effective 0.25 percent; and

•
provide clarification and guidance of the capital plan and on continuing Bank practices for resolving member stock deficiencies. On this latter change, the amendments provide that any member that does not satisfy its stock deficiency by the relevant deadline set forth in the capital plan will be deemed to have drawn an advance from the Bank in the amount of the deficiency, the proceeds of which will be applied to purchase Class B stock so as to satisfy the deficiency.

•
MPF Loan Participations with the FHLBank of Chicago. On July 31, 2010, the Bank entered into a participation facility with the FHLBank of Chicago pursuant to which the Bank may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago until July 30, 2011, which has since been extended to March 31, 2012. The Bank considers these purchases of participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits the Bank to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to the Bank's investments in mortgage loans throughout this report include the participation interests purchased under this participation agreement. Through December 31, 2010, the Bank had purchased $73.2 million in participation interests via this facility. The Bank cannot predict to what extent this facility will be used because the FHLBank of Chicago's ability to purchase the loans to be participated is subject to market demand for MPF loans in its district.

•
New Lease Agreement. On October 26, 2010, the Bank entered into a new lease pursuant to which the Bank will lease approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199 and expects to move its headquarters to such premises in late 2011. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Commitments and Contingencies for additional information on the Bank's lease commitments.

Additional key developments during the period covered by this report include the following.

•
FHLBanks' Voluntary Capital Initiative. On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement with the other 11 FHLBanks, as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Generally, the agreement will obligate each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. The FHLBanks' obligation to REFCorp is described under Item 1 — Business — Assessments. Amounts in the restricted retained earnings account cannot be used to pay dividends. The agreement also provides that each FHLBank will submit applications to the Finance Agency to request approval to amend their respective capital plans consistent with the terms of the agreement. For additional information on this agreement, see — Liquidity and Capital Resources — Joint Capital Enhancement Agreement.

•
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was enacted, which is likely to impact the Bank’s business operations, funding costs, obligations, and/or the environment in which the Bank carries out its housing-finance mission. For example, the Bank expects regulations issued under the Dodd-Frank Act to impact its derivatives activities and result in incremental costs for the Bank in complying with those regulations. For additional information on the Dodd-Frank Act’s possible impact on the Bank, see — Legislative and Regulatory Developments.

•
Housing GSE Reform. On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing and Urban Development released a report with certain proposals for housing GSE reform, including proposals for certain reforms that would impact the FHLBanks, including certain advances, membership, and investment limitations. For those reasons and others described under — Legislative and Regulatory Developments, housing GSE reform is likely to impact the Bank, however the impact cannot be known until legislation is enacted to implement such reform. For additional information on housing GSE reform, see — Legislative and Regulatory Developments.

•
Changes in Bank Management. On June 30, 2010, Carol Hempfling Pratt joined the Bank as senior vice president and general counsel. Prior to employment at the Bank, Ms. Pratt had spent her entire legal career specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she began as an associate in 1984 and was promoted to partner in 1992. Ms. Pratt holds a B.A. from Northwestern University and a J.D. from Northwestern University School of Law.

On November 1, 2010, Timothy J. Barrett joined the Bank as senior vice president and treasurer and now serves as a member of the Bank's Management Committee. Mr. Barrett brings 30 years of experience in financial services to the Bank, with his most recent position serving as assistant treasurer at FMR LLC, the parent company of Fidelity Investments. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. in finance from Rensselaer Polytechnic Institute.

Additionally, on October 25, 2010, Thomas C. Wolf joined the Bank as first vice president and chief technology officer. Most recently, Mr. Wolf was chief operating officer from 2008 to 2009 with RetireHub, a privately owned technology and software company providing retirement planning and investment management services. Prior to RetireHub, Mr. Wolf worked as a senior vice president from 2000 to 2007 at Royal Bank of Canada, where he served as a senior vice president in progressively expansive roles in Global Services, eBusiness, and Channels and Integration Services, among other accomplishments. Mr. Wolf is a graduate of Brown University with a B.S. in Applied Mathematics.

Financial Market Conditions

The Bank's primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. The volumes and yields of these interest-earning assets are primarily impacted by economic conditions, market-interest rates, and other factors such as competition.

The following table provides a summary of key market interest rates for 2010 and 2009.

	Average Rate for the Year Ended December 31,		Ending Rate as of December 31,
					Average Rate 2010 vs. 2009 Variance	Ending Rate 2010 vs. 2009 Variance
	2010	2009	2010	2009
Federal funds target	0.25%	0.25%	0.25%	0.25%	—%	—%
3-month LIBOR	0.34	0.69	0.30	0.25	(0.35)	0.05
2-year U.S. Treasury	0.70	0.96	0.61	1.14	(0.26)	(0.53)
5-year U.S. Treasury	1.93	2.20	2.01	2.69	(0.27)	(0.68)
10-year U.S. Treasury	3.22	3.26	3.30	3.85	(0.04)	(0.55)
15-year residential mortgage note rate	4.13	4.59	4.23	4.57	(0.46)	(0.34)
30-year residential mortgage note rate	4.75	5.03	4.82	5.08	(0.28)	(0.26)

Key Market Interest Rates. The level of interest rates during a reporting period impacts the Bank's profitability, primarily due to the short-term structure of earning assets and the impact of interest rates on invested shareholder capital. As of December 31, 2010, approximately 12.9 percent of the outstanding advances had stated original maturities of less than one year. As of December 31, 2009, approximately 29.8 percent of outstanding advances had original maturities of less than one year. Additionally, a significant portion of the Bank's assets either have floating-rate coupons or have been hedged with interest-rate-exchange agreements in which a short-term rate is received.

The level of interest rates also directly affects the Bank's earnings on invested shareholder capital. Because the Bank operates at relatively low, but stable, net spreads between the yield earned on assets and the cost of liabilities, a relatively high proportion of net interest income is generated from the investment of member-supplied capital at the average asset yield. Because a high proportion of the Bank's assets are short-term, have variable coupons, or are hedged with interest-rate exchange agreements on which the Bank receives a floating rate, changes in asset yields tend to have a relatively significant effect on the Bank's net income.

Credit Risk on Mortgage Loans. The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which the Bank is exposed due to four of its activities:

•	making advances to members;

•	purchasing whole mortgage loans through the MPF program;

•	investing in mortgage-related and other securities, and funds placement; and

•	derivatives activities directly with non-member financial institutions

These risks are discussed under — Financial Condition — Advances Credit Risk, — Financial Condition — Investments Credit Risks, and — Financial Condition — Mortgage Loans Credit Risks.

The Bank's risk exposure to these areas is elevated in the current environment and is likely to remain so in 2011.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2010, versus the year ended December 31, 2009

For the years ended December 31, 2010 and 2009, the Bank recognized net income of $106.6 million and a net loss of $186.8 million, respectively. This $293.3 million increase in net income was primarily driven by a decrease of $359.3 million in other-than-temporary impairment losses of certain private-label MBS. Other drivers of the year over year improvement include a $7.1 million increase in net unrealized gains on trading securities, and a decrease of $1.8 million in total compensation and benefits and other operating expenses. These increases to net income were partially offset by a decrease of $14.1 million in net interest income, a $5.0 million increase in the provision for credit losses, an additional $17.5 million in net losses on derivatives and hedging activities, and a $38.5 million increase in AHP and REFCorp assessments. AHP and REFCorp assessments are based on annual net income and there were no such assessments for the year ended December 31, 2009, due to the year-to-date net loss in that year. For additional information on these assessments, see — Liquidity and Capital Resources — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations.

Net Interest Income

Net interest income for the year ended December 31, 2010, was $297.6 million, compared with $311.7 million for the same period in 2009. This decrease was primarily attributable to the decline in average earning assets, which declined by $7.5 billion from $70.5 billion for the year ended December 31, 2009, to $63.0 billion for the year ended December 31, 2010. However, the effects of the decline in average earning asset balances were partially offset by an increase in interest spread, which resulted from a decrease of 29 basis points in the average cost of interest-bearing liabilities to 0.98 percent, partially offset by a decrease of 25 basis points in the yield on interest-earning assets to 1.38 percent. Prepayment-fee income recognized during the year ended December 31, 2010, compared with the same period in 2009, increased by $4.0 million. Net interest margin for the year ended December 31, 2010, in comparison with the same period in 2009 increased to 47 basis points from 44 basis points, and net interest spread increased to 40 basis points from 36 basis points for the same period in 2009.

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

Net Interest Spread and Margin
(dollars in thousands)
	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$33,162,431	$426,274	1.29%	$43,330,465	$677,709	1.56%	$61,578,072	$1,984,347	3.22%
Interest-bearing deposits	111	—	0.10	4,256,319	10,855	0.26	69,137	178	0.26
Securities purchased under agreements to resell	2,808,630	6,002	0.21	2,141,781	4,795	0.22	719,331	12,035	1.67
Federal funds sold	6,331,871	12,210	0.19	5,731,424	9,624	0.17	2,427,441	34,593	1.43
Investment securities(1)	17,383,830	260,002	1.50	11,216,298	251,231	2.24	12,857,390	480,170	3.73
Mortgage loans	3,343,508	166,024	4.97	3,851,510	193,761	5.03	4,065,776	208,841	5.14
Other earning assets	274	1	0.36	693	1	0.14	—	—	—
Total interest-earning assets	63,030,655	870,513	1.38%	70,528,490	1,147,976	1.63%	81,717,147	2,720,164	3.33%
Other non-interest-earning assets	543,093			561,120			713,062
Fair value adjustments on investment securities	(618,297)			(769,436)			74,315
Total assets	$62,955,451	$870,513	1.38%	$70,320,174	$1,147,976	1.63%	$82,504,524	$2,720,164	3.30%
Liabilities and capital
Consolidated obligations
Discount notes	$20,198,333	$30,325	0.15%	$32,600,682	$153,094	0.47%	$43,506,235	$1,154,405	2.65%
Bonds	37,662,846	541,896	1.44	32,384,864	682,336	2.11	33,199,670	1,214,031	3.66
Deposits	749,664	697	0.09	761,711	667	0.09	970,153	17,171	1.77
Mandatorily redeemable capital stock	88,722	—	—	91,136	—	—	65,063	1,189	1.83
Other borrowings	8,011	12	0.15	145,948	165	0.11	37,775	701	1.86
Total interest-bearing liabilities	58,707,576	572,930	0.98%	65,984,341	836,262	1.27%	77,778,896	2,387,497	3.07%
Other non-interest-bearing liabilities	1,217,920			1,457,646			1,075,120
Total capital	3,029,955			2,878,187			3,650,508
Total liabilities and capital	$62,955,451	$572,930	0.91%	$70,320,174	$836,262	1.19%	$82,504,524	$2,387,497	2.89%
Net interest income		$297,583			$311,714			$332,667
Net interest spread			0.40%			0.36%			0.26%
Net interest margin			0.47%			0.44%			0.41%
_________________________
(1)          The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is principally a result of declines in advances balances, as discussed under Executive Summary. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2010 and 2009. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis
(dollars in thousands)

	For the Years Ended December 31, 2010 vs. 2009			For the Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(142,928)	$(108,507)	$(251,435)	$(477,447)	$(829,191)	$(1,306,638)
Interest-bearing deposits	(5,427)	(5,428)	(10,855)	10,679	(2)	10,677
Securities purchased under agreements to resell	1,434	(227)	1,207	9,464	(16,704)	(7,240)
Federal funds sold	1,070	1,516	2,586	21,882	(46,851)	(24,969)
Investment securities	109,533	(100,762)	8,771	(55,357)	(173,582)	(228,939)
Mortgage loans	(25,255)	(2,482)	(27,737)	(10,843)	(4,237)	(15,080)
Other earning assets	(1)	1	—	—	1	1
Total interest income	(61,574)	(215,889)	(277,463)	(501,622)	(1,070,566)	(1,572,188)
Interest expense
Consolidated obligations
Discount notes	(44,032)	(78,737)	(122,769)	(233,734)	(767,577)	(1,001,311)
Bonds	99,234	(239,674)	(140,440)	(29,070)	(502,625)	(531,695)
Deposits	(11)	41	30	(3,043)	(13,461)	(16,504)
Mandatorily redeemable capital stock	—	—	—	169	(1,358)	(1,189)
Other borrowings	(194)	41	(153)	339	(875)	(536)
Total interest expense	54,997	(318,329)	(263,332)	(265,339)	(1,285,896)	(1,551,235)
Change in net interest income	$(116,571)	$102,440	$(14,131)	$(236,283)	$215,330	$(20,953)

The average balance of total advances decreased $10.2 billion, or 23.5 percent, for the year ended December 31, 2010, compared with the same period in 2009. The trend of decreasing member demand for advances is discussed under Executive Summary. The following table summarizes average balances of advances outstanding during the years ending December 31, 2010 and 2009, by product type.

Average Balance of Advance Outstanding by Product Type
(dollars in thousands)

	2010 Average Balance	2009 Average Balance	2008 Average Balance
Fixed-rate advances—par value
Long-term	$10,800,850	$11,562,867	$12,116,430
Putable	7,775,062	8,872,953	9,115,146
Short-term	7,111,880	14,613,672	29,510,796
Amortizing	1,936,839	2,388,128	2,485,658
Overnight	384,302	820,160	2,747,031
Callable	11,500	10,077	11,779
Expander	2,328	—	—
	28,022,761	38,267,857	55,986,840

Variable-rate indexed advances—par value
Simple variable	4,381,189	4,166,691	4,973,678
Overnight	11,388	21,702	48,773
LIBOR-indexed with declining-rate participation	5,500	11,007	15,500
Capped floating rate	1,260	10,384	104,174
	4,399,337	4,209,784	5,142,125
Total average par value	32,422,098	42,477,641	61,128,965
Net premiums and (discounts)	3,666	(12,443)	(13,385)
Hedging adjustments	736,667	865,267	462,492
Total average advances	$33,162,431	$43,330,465	$61,578,072

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 35.6 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $23.5 billion for the year ended December 31, 2010, representing 72.5 percent of the total average balance of advances outstanding during the year ended December 31, 2010. The average balance of these advances totaled $33.3 billion for the year ended December 31, 2009, representing 78.5 percent of the total average balance of advances outstanding during the year ended December 31, 2009.

Prepayment fees related to advances and investment securities are included in net interest income. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments. For the year ended December 31, 2010 and 2009, net prepayment fees on advances were $17.7 million and $13.1 million, respectively. For the year ended December 31, 2010 and 2009, prepayment fees on investments were $174,000 and $794,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $3.0 billion, or 24.6 percent, for the year ended December 31, 2010, from the average balances for the year ended December 31, 2009. The lower average balances for the year ended December 31, 2010, resulted from the decline of $4.3 billion in interest-bearing deposits with the Federal Reserve Bank of Boston. The interest-bearing deposits with the Federal Reserve Bank of Boston were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by nonmember institutions in accordance with an amendment to the Federal Reserve's Regulation D. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances. In 2010 there was an increase of $666.8 million in securities purchased under agreements to resell and a $600.4 million increase in federal funds sold.

Average investment-securities balances increased $6.2 billion or 55.0 percent for the year ended December 31, 2010, compared with the year ended December 31, 2009. This increase was partially due to a $2.3 billion increase in average trading securities due to purchases of certificates of deposit, a $5.2 billion increase in average available-for-sale securities due to purchases of certificates of deposit, GSE debt, corporate bonds and GSE MBS. These increases were partially offset by a $1.3 billion decrease in average held-to-maturity securities mainly due to a reduction in certificates of deposit and MBS.

Average mortgage-loans for the year ended December 31, 2010, were $508.0 million lower than the average balance for the year ended December 31, 2009, representing a decrease of 13.2 percent.

The yield on the mortgage-loan portfolio was 4.97 percent and 5.03 percent for the years ended December 31, 2010 and 2009.

Composition of the Yields on Mortgage Loans
(dollars in thousands)

	For the Years Ended December 31,
	2010		2009		2008
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$173,595	5.19%	$203,542	5.28%	$217,975	5.36%
Premium/discount amortization	(4,183)	(0.12)	(5,792)	(0.15)	(4,770)	(0.12)
Credit-enhancement fees	(3,388)	(0.10)	(3,989)	(0.10)	(4,364)	(0.10)
Total interest income	$166,024	4.97%	$193,761	5.03%	$208,841	5.14%

Average CO balances decreased $7.1 billion, or 11.0 percent, for the year ended December 31, 2010, compared with the same period in 2009, resulting from the Bank's reduced funding needs due to the decline in member demand for advances, as discussed under Executive Summary. This overall decline consisted of a decrease of $12.4 billion in CO discount notes and an increase of $5.3 billion in CO bonds.
Average Consolidated Obligations Outstanding
(dollars in thousands)

	For the Years Ended December 31,
	2010		2009		2008
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Overnight discount notes	$4,329,356	0.12%	$4,228,244	0.09%	$4,019,432	2.04%
Term discount notes	15,868,977	0.16	28,372,438	0.53	39,486,803	2.72
Total discount notes	20,198,333	0.15	32,600,682	0.47	43,506,235	2.65
Bonds	37,662,846	1.44	32,384,864	2.11	33,199,670	3.66
Total consolidated obligations	$57,861,179	0.99%	$64,985,546	1.29%	$76,705,905	3.09%

The average balance of term CO discount notes decreased $12.5 billion and overnight CO discount notes increased $101.1 million for the year ended December 31, 2010. Average balances of CO bonds increased $5.3 billion from the prior period. The average balance of CO discount notes represented approximately 34.9 percent of total average COs during the year ended December 31, 2010, as compared with 50.2 percent of total average COs during the year ended December 31, 2009. The average balance of bonds represented 65.1 percent and 49.8 percent of total average COs outstanding during the year ended December 31, 2010 and 2009, respectively. The relative increase in the proportion of CO bonds as compared to total COs is due to the net decline in short-term assets, including short-term advances and money market investments, and to the increase in long-term assets, including U.S. agency debentures.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances,

investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk-management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank's risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net (losses) gains on derivatives and hedging activities and net unrealized gains (losses) on trading securities for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands).

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$560	$332	$—	$2,591	$—	$3,483
Net interest settlements included in net interest income (2)	(389,351)	(50,631)	—	1,567	207,641	75	(230,699)
Total net interest income	(389,351)	(50,071)	332	1,567	210,232	75	(227,216)

Net (losses) gains on derivatives and hedging activities
Gains on fair value hedges	1,167	1,095	—	—	655	81	2,998
Losses on derivatives not receiving hedge accounting	(1,062)	(18,107)	—	—	—	—	(19,169)
Other	—	—	619	—	—	—	619
Net (losses) gains on derivatives and hedging activities	105	(17,012)	619	—	655	81	(15,552)

Subtotal	(389,246)	(67,083)	951	1,567	210,887	156	(242,768)

Net gains on trading securities (3)	—	6,722	—	—	—	—	6,722
Total net effect of derivatives and hedging activities	$(389,246)	$(60,361)	$951	$1,567	$210,887	$156	$(236,046)
_____________________
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Year Ended December 31, 2009
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$493	$229	$—	$2,313	$40	$3,075
Net interest settlements included in net interest income (2)	(432,058)	(47,263)	—	1,458	202,398	9,037	(266,428)
Total net interest income	(432,058)	(46,770)	229	1,458	204,711	9,077	(263,353)

Net (losses) gains on derivatives and hedging activities
Gains / (losses) on fair value hedges	136	1,726	—	—	(403)	68	1,527
(Losses) gains on derivatives not receiving hedge accounting	(1,168)	1,875	—	—	—	—	707
Other	—	—	(264)	—	—	—	(264)
Net (losses) gains on derivatives and hedging activities	(1,032)	3,601	(264)	—	(403)	68	1,970

Subtotal	(433,090)	(43,169)	(35)	1,458	204,308	9,145	(261,383)

Net losses on trading securities (3)	—	(467)	—	—	—	—	(467)
Total net effect of derivatives and hedging activities	$(433,090)	$(43,636)	$(35)	$1,458	$204,308	$9,145	$(261,850)
_____________________
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned.

	For the Year Ended December 31, 2008
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$421	$119	$—	$3,538	$1,022	$—	$5,100
Net interest settlements included in net interest income (2)	(146,199)	(25,043)	—	962	116,298	5,349	—	(48,633)
Total net interest income	(146,199)	(24,622)	119	962	119,836	6,371	—	(43,533)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair value hedges	(1,468)	48	—	—	2,738	(108)	—	1,210
Losses on derivatives not receiving hedge accounting	(5,274)	(2,758)	—	—	(3,375)	—	(3)	(11,410)
Other	—	—	(945)	—	—	—		(945)
Net (losses) gains on derivatives and hedging activities	(6,742)	(2,710)	(945)	—	(637)	(108)	(3)	(11,145)

Subtotal	(152,941)	(27,332)	(826)	962	119,199	6,263	(3)	(54,678)

Net losses on trading securities (3)	—	(937)	—	—	—	—	—	(937)
Total net effect of derivatives and hedging activities	$(152,941)	$(28,269)	$(826)	$962	$119,199	$6,263	$(3)	$(55,615)
_____________________
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned.

Net interest margin for the year ended December 31, 2010 and 2009, was 0.47 percent and 0.44 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.84 percent and 0.82 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $9.5 million and $4.5 million, respectively, for the years ended December 31, 2010 and 2009.

For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the years ended December 31, 2010, 2009, and 2008. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss)
(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$2,998	$2,404	$1,210
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	1,466	907	(4,997)
Trading securities	(11,149)	3,381	(855)
Consolidated obligations	—	—	(3,375)
Mortgage delivery commitments	620	(264)	(945)
Net interest-accruals related to derivatives not receiving hedge accounting	(9,487)	(4,458)	(2,183)
Net (losses) gains on derivatives and hedging activities	(15,552)	1,970	(11,145)
Net impairment losses on held-to-maturity securities recognized in income	(84,762)	(444,068)	(381,745)
Loss on early extinguishment of debt	—	(66)	(2,699)
Service-fee income	7,044	4,031	4,564
Net unrealized gains (losses) on trading securities	6,644	(467)	(937)
Realized loss from sale of available-for-sale securities	—	—	(80)
Realized gain (loss) from sale of held-to-maturity securities	—	1,970	(52)
Other	382	(17)	134
Total other (loss) income	$(86,244)	$(436,647)	$(391,960)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

During the year ended December 31, 2010, it was determined that 109 of the Bank's 210 held-to-maturity private-label MBS, representing an aggregated par value of $2.2 billion as of December 31, 2010, incurred an other-than-temporary impairment credit loss, as compared to 106 securities with an aggregate par value of $2.2 billion as of December 31, 2010 that had incurred an other-than-temporary impairment credit loss for the year ended December 31, 2009.
For the securities on which we recognized other-than-temporary impairment during 2010, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2010, was approximately 20.8 percent and the expected average collateral loss was approximately 40.8 percent. Accordingly, the Bank recorded an other-than-temporary impairment related to a credit loss of $25.6 million during the fourth quarter of 2010 while the credit loss for the year ended December 31, 2010 totaled $84.8 million.
The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the years ending December 31, 2010 and 2009, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the year	$(28,278)	$27,977	$(301)	$(1,225,293)	$930,797	$(294,496)
Securities previously impaired prior to current year	(20,693)	(63,768)	(84,461)	(104,217)	(45,355)	(149,572)
Total other-than-temporarily impaired securities	$(48,971)	$(35,791)	$(84,762)	$(1,329,510)	$885,442	$(444,068)

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the year ending December 31, 2010 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At December 31, 2010				For the Year Ended December 31, 2010
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$86,918	$79,522	$54,770	$61,936	$(1,618)
Private-label residential MBS - Alt-A	2,157,499	1,653,690	1,071,739	1,178,428	(83,013)
ABS backed by home equity loans - Subprime	2,531	1,895	1,348	1,570	(131)
Total other-than-temporarily impaired securities	$2,246,948	$1,735,107	$1,127,857	$1,241,934	$(84,762)

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 7 — Held-to-Maturity Securities, Note 8 — Other-Than-Temporary Impairment, and Investments Credit Risk below for additional detail and analysis of the Bank's portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2010 and 2009, the Bank recorded net unrealized gains (losses) on trading securities of $6.6 million and ($467,000), respectively. Changes in the fair value of the associated economic hedges amounted to a net loss of $11.1 million and a net gain of $3.4 million for the years ended December 31, 2010 and 2009, respectively. Long-term interest yields generally declined during the year ended December 31, 2010, but different sectors of the market experienced different magnitudes of decline during the year. Specifically, during the quarter ended June 30, 2010, the yields used to value the fixed-rate commercial MBS declined less than the yields used to value the interest-rate swaps that were economically designated as hedges for these securities. The disparity in yield behavior resulted in unrealized losses on the interest-rate-exchange agreements that exceeded the unrealized gains on the agency securities. This relative widening of spreads between the two interest-rate curves was caused by an increase in the supply of agency MBS during the quarter, as well as concerns that the European debt crisis could spread to other countries, which in turn caused investors to sell long maturity assets. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in a net loss of $7.0 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively.

Operating expenses for the years ended December 31, 2010, 2009, and 2008 are summarized in the following table:

Compensation and Benefits and Other Operating Expenses
(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Compensation and benefits	$32,609	$33,574	$30,595
Other operating expenses	18,649	19,455	20,062
Total compensation and benefits and other operating expenses	$51,258	$53,029	$50,657
Ratio of compensation and benefits and other operating expenses to average assets	0.08%	0.08%	0.06%

For the year ended December 31, 2010, total compensation and benefits and other operating expenses decreased $1.8 million from the same period in 2009. The $1.0 million decrease in compensation and benefits is attributable to decreases of $1.7 million in employee salaries and $230,000 in employee benefits, which are mainly attributable to the approximately 10 percent reduction in staff positions in 2009. This decrease was partially offset by a $1.1 million increase in employee incentive compensation resulting from the Bank's 2010 executive incentive plan. Such a plan was not offered in 2009. For information on the Bank's 2010 executive incentive plan, see Item 11 — Executive Compensation — Compensation Discussion and Analysis — Executive Incentive Plan.

The $806,000 decrease in other operating expenses was primarily due to a decline of $1.0 million in professional service fees related to fees paid for model validations and information technology projects.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac, and HERA prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $7.1 million and $5.8 million for the years ended December 31, 2010 and 2009, respectively. These costs are expected to rise in 2011 based on the Finance Agency's plans to add staff to its Office of the Inspector General.

Comparison of the year ended December 31, 2009, versus the year ended December 31, 2008

Overview

The Bank recognized a net loss of $186.8 million for the year ended December 31, 2009, versus a net loss of $115.8 million for the year ended December 31, 2008. The primary challenge for the year ended December 31, 2009, was losses due to the other-than-temporary impairment of investments in private-label MBS resulting in a credit loss of $444.1 million and a net increase to accumulated other comprehensive loss of $885.4 million for the year ended December 31, 2009. The annual net loss left the Bank with $142.6 million in retained earnings at December 31, 2009. The outstanding par balance of advances was $36.9 billion at December 31, 2009, as such balances declined from the levels of 2008 that were historically high due to the credit-related liquidity crisis.

Financial Condition

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

•
Short-term money-market investments increased slightly to 11.1 percent of total assets at December 31, 2009, up from 10.4 percent of total assets at December 31, 2008. As of December 31, 2009, federal funds sold increased $3.1 billion while interest-bearing deposits decreased by $3.3 billion because on July 2, 2009, the Federal Reserve Bank of Boston stopped paying interest on excess balances held by nonmembers; and securities purchased under agreements to resell decreased by $1.3 billion from December 31, 2008, to December 31, 2009.

•
Investment securities increased to 22.4 percent of total assets at December 31, 2009, up from 13.1 percent of total assets at December 31, 2008. From December 31, 2008, to December 31, 2009, investment securities increased by

$3.5 billion. The increase is largely attributable to a $5.3 billion increase in available-for-sale securities due to the purchase of certificates of deposit, FDIC-insured corporate bonds, and GSE debt as the Bank has grown its investments in these assets to improve its operating income without significantly increasing its risk profile. The increase in available-for-sale securities was offset by a $1.8 billion decline in held-to-maturity securities primarily due to $1.3 billion in fair-value write-downs to the held-to-maturity MBS portfolio and a $565.0 million decrease in held-to-maturity certificates of deposit. At December 31, 2009, and December 31, 2008, the Bank's MBS and Small Business Administration (SBA) holdings represented 207 percent and 225 percent of capital, respectively.

•
Net mortgage loans increased to 5.6 percent of total assets at December 31, 2009, up from 5.2 percent at December 31, 2008. This increase is due to the overall decrease in total assets of $17.9 billion as mortgage loans decreased by $647.6 million, ending the period at $3.5 billion. The decrease was principally driven by better price execution being offered by other housing GSEs during the year.

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

Putable, fixed-rate advances are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, 41.7 percent of average long-term fixed- rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market-interest-rate trends. The average balance of these advances totaled $33.3 billion for 2009, representing 78.5 percent of the total average balance of advances outstanding during 2009. For 2008, the average balance of these advances totaled $52.9 billion, representing 86.5 percent of the total average balance of advances outstanding during 2008.

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

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $8.9 billion, or 277.2 percent, for the year ended December 31, 2009, from the average balances for the year ended December 31, 2008. The higher average balances for year ended December 31, 2009 resulted from the increased activity in federal funds sold, securities purchased under agreements to resell, and higher balances held as interest-bearing deposits as advances declined during the year. During this period the Bank held interest-bearing deposits averaging $4.3 billion with the Federal Reserve Bank of Boston, which were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by nonmember institutions. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances.

Average investment-securities balances decreased $1.6 billion or 12.8 percent for the year ended December 31, 2009, compared with the year ended December 31, 2008. The decrease in average investments is the result of the $2.0 billion decrease in average held-to-maturity certificates of deposit, and a $1.6 billion decrease in average held-to-maturity MBS, which is mainly due to the Bank's credit and noncredit losses incurred in 2009. These decreases were partially offset by a $1.3 billion increase in average available-for-sale securities due to the purchase of certificates of deposit, corporate bonds, and GSE debt.

Average mortgage-loan balances for loans in which the Bank invested through the MPF program for the year ended December 31, 2009, were $214.3 million lower than the average balance for the year ended December 31, 2008, representing a decrease of 5.3 percent.

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

Average CO balances decreased $11.7 billion, or 15.3 percent, from the year ended December 31, 2008, to the year ended December 31, 2009, resulting from the Bank's reduced funding needs due to the decline in member demand for advances. This decline consisted of decreases of $10.9 billion in CO discount notes and $814.8 million in CO bonds.

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

Other Income (Loss) and Operating Expenses

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

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the year ending December 31, 2009 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

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

Finance Agency and the Office of Finance operating costs totaled $5.8 million and $4.5 million for the years ended December 31, 2009 and 2008, respectively, and are included in other expense.

FINANCIAL CONDITION

Advances

At December 31, 2010, the advances portfolio totaled $28.0 billion, a decrease of $9.6 billion compared with $37.6 billion at December 31, 2009. The majority of the net decrease was seen in short-term fixed-rate advances, which declined $8.0 billion. See Executive Summary for information regarding the decline in advances.

Advances originated by the Bank are recorded at par. However, the Bank may record premiums or discounts on advances in the following cases:

•
Advances may be acquired from another FHLBank when a member of the Bank acquires a member of another FHLBank. In these cases, the Bank may purchase the advances from the other FHLBank at a price that results in a fair market yield for the acquired advance.

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

•
When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. An AHP advance is an advance with an interest rate that is subsidized with funds from the Bank's AHP program. For additional information on the Bank's affordable housing program, see Item 1 — Business — Assessments — AHP Assessment.

The following table summarizes advances outstanding by product type at December 31, 2010 and 2009.

Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2010		December 31, 2009
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$552,685	2.0%	$564,888	1.5%
Long-term	10,403,154	38.0	10,734,687	29.1
Putable	6,842,175	25.0	8,445,575	22.9
Short-term	3,416,107	12.5	11,392,788	30.9
Amortizing	1,788,739	6.5	2,169,034	5.9
Callable	11,500	—	11,500	—
Expander	10,000	—	—	—
	23,024,360	84.0	33,318,472	90.3

Variable-rate advances
Overnight	3,816	—	18,336	—
Simple variable	4,352,500	16.0	3,581,000	9.7
Capped floating rate	10,000	—	—	—
LIBOR-indexed with declining-rate participation	5,500	—	5,500	—
	4,371,816	16.0	3,604,836	9.7
Total par value	$27,396,176	100.0%	$36,923,308	100.0%

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Advances for disclosures relating to redemption terms of the advances portfolio.

The Bank lends to members and housing associates with principal places of business within the six New England states. Advances are diversified across the Bank's member institutions. At December 31, 2010, the Bank had advances outstanding to 333, or 72.5 percent, of its 459 members. At December 31, 2009, the Bank had advances outstanding to 351, or 76.0 percent, of its 462 members.

The following table provides a summary of advances outstanding by borrower institution type at December 31, 2010 and 2009.

Advances Outstanding by Borrower Type
(dollars in thousands)

	December 31, 2010	December 31, 2009

Commercial banks	$11,261,633	$18,565,249
Thrifts	13,183,417	14,988,840
Credit unions	2,616,848	2,767,114
Insurance companies	270,685	486,970
Total member advances	27,332,583	36,808,173

Housing associates	40,457	50,685
Other nonmember borrowers	23,136	64,450

Total par value of advances	$27,396,176	$36,923,308

The following table presents the top five advance-borrowing members at December 31, 2010, and the interest earned by the Bank on outstanding advances during the year.

Top Five Advance-Borrowing Members
(dollars in thousands)

	December 31, 2010
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2010
RBS Citizens, N.A.	$4,132,514	15.1%	0.40%	$26,748
Bank of America Rhode Island, N.A.	2,586,906	9.4	0.87	27,593
NewAlliance Bank	2,111,934	7.7	2.69	65,031
Webster Bank, N.A.	766,390	2.8	1.77	16,676
Salem Five Cents Savings Bank	564,283	2.1	4.10	26,255
_______________________
(1)         Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

As with other members, the top five advance-borrowing members have reduced their demand for advances since December 31, 2009. At December 31, 2010, the par value of advances for these members aggregated to $10.2 billion falling from $16.7 billion at December 31, 2009. The Bank expects this trend to continue so long as these members continue to experience high levels of deposits.

On August 19, 2010, NewAlliance Bancshares, Inc. (parent of member New Alliance Bank) announced that it expects to be acquired by a nonmember, First Niagara Financial Group, Inc. some time in 2011. Nonmembers, excluding housing associates, are ineligible to borrow from the Bank. Among the top five advance-borrowing members, NewAlliance Bank the largest source of advances interest income for the year ended December 31, 2010, as shown in the above table. Accordingly, the acquisition of NewAlliance Bank by a nonmember may adversely impact the Bank's advances interest income.

The Bank prices advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with regulations, the Bank prices its advance products in a consistent and nondiscriminatory manner to all members. However, the Bank may price its products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. Differences in the weighted-average rates of advances outstanding to the five largest advance borrowing members noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

Prepaid Advances. Advances with a maturity of six months or less may not be prepaid, whereas advances with a term to maturity greater than six months generally require a fee to make the Bank financially indifferent should a member decide to prepay an advance. During the years ended December 31, 2010 and 2009, advances totaling $4.3 billion and $1.5 billion were prepaid, respectively. See — Results of Operations for a discussion on prepayment fees earned on advances.

Advances Credit Risk

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

For the year ended December 31, 2010, the overall performance of the Bank's membership generally improved from December 31, 2009, due to reduced losses from investments and lower loan-loss provisions. However, the Bank's membership continues to be challenged by the current economic conditions, such as high unemployment and resultant loan delinquencies. Aggregate nonperforming assets for depository institution members increased slightly from 1.72 percent of total assets as of

December 31, 2009, to 1.83 percent of assets as of September 30, 2010. The aggregate ratio of tangible capital to assets among the membership increased from 9.56 percent as of December 31, 2009, to 10.12 percent as of September 30, 2010. September 30, 2010, is the most recent date of the Bank's data on its membership for purposes of this report. Through the 14-month period ending February 28, 2011, one member was placed into receivership by its regulator, and one member was placed into conservatorship by its regulator and subsequently liquidated. There were no defaults on member obligations to the Bank. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member's obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories as shown below: Category 1 (blanket) collateral status, Category 2 (listing) collateral status, or Category 3 (delivery) collateral status.

•	The Bank assigns members that it has determined are in good financial condition to Category 1 (blanket) status.

•
Members that demonstrate characteristics that evidence potential weakness in their financial condition are assigned to Category 2 (listing) collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to Category 2 (listing) collateral status regardless of their financial condition. The Bank has established an advances borrowing limit of 50 percent of the member's assets. This limit may be waived by the president of the Bank after considering factors such as the member's financial condition, collateral quality, and earnings stability. Members whose total advances exceed 50 percent of their assets are placed in Category 2 (listing) collateral status.

•
The Bank assigns members that it has determined are financially weak to Category 3 (delivery) collateral status. The Bank also assigns all insurance company members that have an NRSRO long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, and all housing associates to Category 3 (delivery) collateral status.

The assignment of a member to a collateral-status category reflects the Bank's increasing level of control over the collateral pledged by the member as a member's financial condition deteriorates. When the Bank classifies a member as being in Category 1 (blanket) status, the member retains possession of eligible one- to four-family mortgage-loan collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold such collateral for the benefit of the Bank. Members in Category 1 (blanket) status must specifically list with the Bank all mortgage-loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Under Category 2 (listing) status, the member retains possession of eligible mortgage-loan collateral, however, the Bank requires the member to specifically list all mortgage-loan collateral with the Bank. For members in Category 3 (delivery) status, the Bank requires the member to place physical possession of all pledged eligible collateral with the Bank or the Bank's approved safekeeping agent, with which the Bank has an exclusive control agreement. All securities pledged to the Bank by all members must be delivered to the Bank, the Bank's approved safekeeping agent, with which the Bank has an exclusive control agreement, or held by a member's securities corporation in a custodial account at the Bank.

The Bank's agreements with its borrowers require each borrowing entity to pledge sufficient eligible collateral to the Bank to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit-enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the FHLBank Act. In accordance with the FHLBank Act, the Bank accepts the following assets as collateral:

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

Bank can perfect its security interest in the collateral.
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
The Bank generally requires all borrowing members and housing associates to execute a security agreement that grants the Bank a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property, U.S. federal, state, and municipal obligations, GSE securities, corporate debt obligations, commercial paper, funds placed in deposit accounts at the Bank, COs, such other items or property of the borrower that are offered to the Bank by the borrower as collateral, and all proceeds of all of the foregoing. In the case of insurance companies, in some instances the Bank establishes a specific lien instead of a blanket lien subject to the Bank's receipt of additional safeguards from such members. The Bank protects its security interest in these assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. The Bank also requires that borrowers in Category 1 (blanket) and Category 2 (listing) status submit to the Bank, on at least an annual basis, a report from an independent auditor that confirms that the borrower is maintaining sufficient amounts of qualified collateral in accordance with the Bank's policies. However, Category 1 (blanket) and Category 2 (listing) status members that have voluntarily delivered all of their collateral to the Bank may not be required, at the Bank's discretion, to submit such an audit report. Bank employees conduct onsite reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to the Bank's eligibility requirements. The Bank may conduct an onsite collateral review at any time.
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

Beyond the Bank's practices in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members due to the antipreemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $270.7 million at December 31, 2010.

Advances outstanding to borrowers in Category 1 (blanket) status at December 31, 2010, totaled $18.6 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $44.3 billion as of December 31, 2010. Of this total, $6.0 billion of securities have been delivered to the Bank or to an approved third-party custodian, an additional $2.2 billion of securities are held by borrowers' securities corporations, and $14.2 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.
The following table shows the asset quality of the one- to four-family mortgage loan portfolios held on the balance sheets of the Bank's borrower institutions. One- to four-family mortgage loans constitute the largest asset type pledged as collateral to the Bank. Note that these figures include all one- to four-family mortgage loans on borrowers' balance sheets. The figures in this table include some loans that are not pledged as collateral to the Bank. Qualified collateral does not include loans that have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.
 2010 Quarterly Borrower Asset Quality
 (dollars in thousands)

	2010—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets	$718,240,935	$708,909,382	$725,702,183
Total 1-4 family mortgage loans	$109,660,992	$108,622,007	$107,803,680
1-4 family mortgage loans as a percent of borrower assets	15.27%	15.32%	14.86%
1-4 family mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	1.51%	1.21%	1.19%
1-4 family mortgage loans delinquent 90 days as a percentage of 1-4 family mortgage loans	2.93%	2.87%	3.05%
REO as a percentage of 1-4 family mortgage loans	0.21%	0.21%	0.26%
_______________________

(1)	September 30, 2010 is the most recent data available for inclusion in this table.

The following table provides information regarding advances outstanding with members and nonmember borrowers in Category 2 (listing) and Category 3 (delivery) status at December 31, 2010, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status
As of December 31, 2010
(dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category 2 (listing) status	30	$8,097,719	$21,167,021	261.4%
Category 3 (delivery) status	31	735,622	1,094,649	148.8
Total	61	$8,833,341	$22,261,670	252.0%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank's collateral valuation discounts as of December 31, 2010.

Collateral by Pledge Type
(dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$38,879,793
Collateral specifically listed and identified	18,231,498
Collateral delivered to the Bank	14,220,304

The Bank accepts nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for Bank advances. However, the Bank does not accept as eligible collateral any mortgage loan that allows for negative amortization of the principal balance, including, but not limited to, pay-option adjustable-rate mortgage loans. The Bank recognizes that nontraditional and subprime loans may present incremental credit risk to the Bank. Therefore, the Bank has monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk. Further, the Bank applies collateral valuation discounts to nontraditional and subprime loans secured by a mortgage on the borrower's primary residence of 35 percent and 40 percent of book value, respectively. These discounts reflect the incremental credit risk associated with these types of loans relative to conventional mortgage loans. In addition, the Bank limits the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported GAAP capital or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated or acquired by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At December 31, 2010, the amount of pledged nontraditional and subprime loan collateral was 8 percent of total member borrowing capacity at quarter-end compared with 13 percent of total member borrowing capacity at December 31, 2009.

Based upon the collateral held as security on advances, the Bank's collateral practices and policies, the Bank's prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

Investments

At December 31, 2010, investment securities and short-term money-market instruments totaled $27.1 billion, compared with $20.9 billion at December 31, 2009. Under the Bank's regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital as measured at the previous month-end. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2010, and December 31, 2009, the Bank's MBS and SBA holdings represented 210 percent and 207 percent of capital, respectively.

Investment securities totaled $19.4 billion at December 31, 2010, compared with $14.0 billion at December 31, 2009. This $5.4 billion increase consisted of a $2.7 billion net increase in CDs, a $1.8 billion increase in GSE debt, a $507.8 million increase in GSE MBS and a $473.0 million increase in corporate debentures guaranteed by the FDIC. These increases were slightly offset by a $301.8 million decrease in private-label MBS.

Short-term money-market investments totaled $7.8 billion at December 31, 2010, compared with $6.9 billion at December 31, 2009. This $834.1 million net increase resulted from a $925.0 million increase in securities purchased under agreements to resell and a $91.0 million decrease in federal funds sold.

Held-to-Maturity Securities
The following table provides a summary of the Bank's held-to-maturity securities.

Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2010					2009	2008
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Certificates of deposit	$—	$—	$—	$—	$—	$—	$565,000
U.S. agency obligations	—	—	24,856	—	24,856	30,801	39,995
State or local housing-finance-agency obligations	1,266	1,862	43,613	188,994	235,735	246,257	278,128
Government-sponsored enterprises	—	72,617	—	—	72,617	18,897	—
	1,266	74,479	68,469	188,994	333,208	295,955	883,123
Mortgage-backed securities (1)
U.S. government guaranteed - residential	—	—	—	64,975	64,975	98,610	11,870
Government-sponsored enterprises - residential	17,268	368	289,204	2,592,520	2,899,360	3,766,047	3,121,794
Government-sponsored enterprises - commercial	38,454	817,413	430,782	16,694	1,303,343	1,106,319	1,262,421
Private-label - residential	—	—	4,496	1,754,187	1,758,683	1,998,076	3,805,556
Private-label - commercial	3,150	—	—	68,649	71,799	132,405	144,228
ABS backed by home equity loans	—	—	—	28,176	28,176	30,001	39,232
Total mortgage-backed securities	58,872	817,781	724,482	4,525,201	6,126,336	7,131,458	8,385,101
Total held-to-maturity securities	$60,138	$892,260	$792,951	$4,714,195	$6,459,544	$7,427,413	$9,268,224
Yield on held-to-maturity securities	4.45%	4.61%	4.44%	1.54%
________________________
(1) MBS maturity ranges are based on the contractual maturity of the security.
State or Local Housing-Finance-Agency Obligations. Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $46.4 million as of December 31, 2010. Management has reviewed the state or local housing-finance-agency obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization and third-party bond insurance as applicable. As of December 31, 2010, none of the Bank's held-to-maturity investments in state or local housing-finance-agency obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets, and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2010.
Mortgage-Backed Securities. During the year ended December 31, 2010, management determined that 109 of its private-label MBS were other-than-temporarily impaired resulting in a credit loss of $84.8 million and a net decrease to accumulated other comprehensive loss of $35.8 million. For reasons described under Executive Summary, the Bank has continued to update its modeling assumptions, inputs, and methodologies in its analyses of these securities for other-than-temporary-impairment, as is described under — Critical Accounting Estimates — Other-Than-Temporary Impairment of Securities and Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment.
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
Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2010					2009	2008
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Available-for-sale securities
Certificates of deposit	$—	$—	$—	$—	$—	$2,600,000	$—
Supranational banks	—	—	—	400,670	400,670	381,011	458,984
Corporate bonds	604,132	570,669	—	—	1,174,801	701,779	—
U.S. government corporations	—	—	—	238,201	238,201	221,502	275,856
Government-sponsored enterprises	775,394	2,640,195	—	102,869	3,518,458	1,752,319	143,130
State or local housing-finance-agency obligations	—	—	—	—	—	—	21,685
	1,379,526	3,210,864	—	741,740	5,332,130	5,656,611	899,655
Mortgage-backed securities (1)
U.S. government guaranteed - residential	—	—	96,978	70,223	167,201	16,704	—
Government-sponsored enterprises - residential	—	48,134	—	1,534,813	1,582,947	503,542	—
Government-sponsored enterprises - commercial	146,508	106,249	—	—	252,757	309,775	314,749
Total mortgage-backed securities	146,508	154,383	96,978	1,605,036	2,002,905	830,021	314,749
Total available-for-sale securities	$1,526,034	$3,365,247	$96,978	$2,346,776	$7,335,035	$6,486,632	$1,214,404
Yield on available-for-sale securities	1.50%	1.69%	0.73%	2.25%
________________________
(1)    MBS maturity ranges are based on the contractual maturity of the security.
Unrealized Losses – Supranational Banks, U.S Government Corporations, and Government-Sponsored Enterprises. Within the supranational banks, U.S. government corporations, and GSE categories of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $36.9 million, $31.1 million, and $14.6 million, respectively, as of December 31, 2010. Regarding those agency debentures that were in an unrealized loss position as of December 31, 2010, the Bank has concluded that the probability of default for Fannie Mae is remote given its status as a GSE and its support from the U.S. federal government. Debentures issued by a supranational bank and owned by the Bank that were in an unrealized loss position as of December 31, 2010, are viewed as being likely to return contractual principal and interest. This conclusion was based on a review and analysis of independent third party credit reports on the supranational entity. Additionally, these debentures are rated the highest long-term rating by each of the three NRSROs. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2010.
Mortgage-Backed Securities. Within the GSE and U.S. government guaranteed categories of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $1.4 million, and $75,000, respectively, as of December 31, 2010. The Bank's available-for-sale securities portfolio has experienced unrealized losses and a decrease in hedged fair value due to interest-rate volatility and reduced liquidity in the marketplace. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it likely that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, MBS issued by Fannie Mae are backed by conforming mortgage loans and the GSE's credit guarantee as to full return of principal and interest. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2010.
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
Trading Securities
(dollars in thousands)

	December 31,
	2010					2009	2008
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Trading Securities
Certificates of deposit	$5,319,921	$—	$—	$—	$5,319,921	$—	$—
Mortgage-backed securities
U.S. government guaranteed - residential	—	—	119	21,247	21,366	23,972	26,533
Government-sponsored enterprises - residential	—	211	6,315	1,912	8,438	10,458	22,515
Government-sponsored enterprises - commercial	—	14,360	215,656	—	230,016	72,908	14,148
Total mortgage-backed securities	—	14,571	222,090	23,159	259,820	107,338	63,196
Total trading securities	$5,319,921	$14,571	$222,090	$23,159	$5,579,741	$107,338	$63,196
Yield on trading securities	0.24%	4.07%	4.05%	3.06%
At December 31, 2010, the Bank held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Issuers with Total Carrying Value Greater than 10 Percent of Total Capital
(dollars in thousands)
Name of Issuer	Carrying Value(1)	Fair Value
Non-Mortgage-backed securities:
Government-sponsored enterprises
Fannie Mae	$2,307,261	$2,307,261
Freddie Mac	1,283,814	1,285,807

Corporate Banks
Citibank, N.A.(2)	1,013,977	1,013,977

Supranational Banks
Inter-American Development Bank	400,670	400,670

Certificate of deposits
Toronto Dominion Bank	545,024	545,024
Nordea Bank Finland PLC	544,995	544,995
National Australia Bank	544,944	544,944
Bank of Nova Scotia	540,001	540,001
BNP Paribas	495,000	495,000
Barclays Bank PLC	494,996	494,996
Royal Bank of Canada	375,000	375,000
Credit Suisse AG	350,007	350,007
Bank of Montreal	350,000	350,000
National Bank of Canada	349,999	349,999
Canadian Imperial Bank of Commerce	349,954	349,954

Mortgage-backed securities:
Fannie Mae	3,989,515	4,099,555
Freddie Mac	2,287,346	2,313,888
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

(2)	Guaranteed by the FDIC through the Temporary Liquidity Guarantee Program.

The Bank's MBS investment portfolio consists of the following categories of securities as of December 31, 2010 and 2009. The percentages in the table below are based on carrying value. The Bank does not hold any collateralized debt obligations.

Mortgage-Backed Securities

	December 31,
	2010	2009

U.S. government-guaranteed and GSE residential mortgage-backed securities	56.5%	54.8%
GSE commercial mortgage-backed securities	21.3	18.4
Private-label residential mortgage-backed securities	21.0	24.8
Private-label commercial mortgage-backed securities	0.9	1.6
ABS backed by home-equity loans	0.3	0.4
Total mortgage-backed securities	100.0%	100.0%

Investments Credit Risks. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities and supranationals. The Bank may place money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; currently all such placements expire within 95 days. Management actively monitors the credit quality of these counterparties. At December 31, 2010, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $16.4 billion to 28 counterparties and issuers, of which $5.3 billion was for certificates of deposit, $5.6 billion was for federal funds sold, and $5.5 billion was for debentures. As of December 31, 2010, one counterparty individually accounted for 14.2 percent of the Bank's total unsecured credit exposure.

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

Credit Ratings of Investments at Carrying Value
As of December 31, 2010
(dollars in thousands)

	Short-Term Credit Rating	Long-Term Credit Rating (1)
Investment Category	A-1	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments:(2)
Interest-bearing deposits	$—	$—	$155	$—	$—	$—	$—
Certificates of deposit	—	—	3,539,960	1,779,961	—	—	—
Securities purchased under agreements to resell	775,000	—	—	500,000	500,000	—	400,000
Federal funds sold	—	—	2,215,000	3,370,000	—	—	—
Total money-market instruments	775,000	—	5,755,115	5,649,961	500,000	—	400,000

Investment securities:
U.S. agency obligations	—	24,856	—	—	—	—	—
U.S. government corporations	—	238,201	—	—	—	—	—
Government-sponsored enterprises	—	3,591,075	—	—	—	—	—
Supranational banks	—	400,670	—	—	—	—	—
Corporate bonds	—	1,174,801	—	—	—	—	—
HFA obligations	—	25,340	155,171	2,114	51,190	—	1,920
Total non-MBS	—	5,454,943	155,171	2,114	51,190	—	1,920

MBS:
U.S. government guaranteed - residential	—	253,542	—	—	—	—	—
GSE - residential	—	4,490,745	—	—	—	—	—
GSE - commercial	—	1,786,116	—	—	—	—	—
Private-label - residential	—	132,890	85,749	78,091	37,399	1,424,554	—
Private-label - commercial	—	71,799	—	—	—	—	—
ABS backed by home-equity loans	—	18,932	2,874	—	—	6,370	—
Total MBS	—	6,754,024	88,623	78,091	37,399	1,430,924	—

Total investments	$775,000	$12,208,967	$5,998,909	$5,730,166	$588,589	$1,430,924	$401,920
 _______________________
(1)         Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.
(2)        The issuer rating is used, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank's investment securities with a long-term credit rating below investment grade as of December 31, 2010 (dollars in thousands).

Credit Ratings of Investments Below Investment Grade at Carrying Value
As of December 31, 2010
(dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$35,244	$132,864	$791,445	$256,068	$37,439	$171,494	$1,424,554
ABS backed by home-equity loans	—	4,363	1,516	—	—	491	6,370
Total	$35,244	$137,227	$792,961	$256,068	$37,439	$171,985	$1,430,924

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to the Bank's private-label MBS during the quarter ended December 31, 2010, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary credit loss.

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (1)
2007	$107,906	9.3%	7.4 - 11.5	26.2%	5.5 - 33.3	34.8%	27.0 - 40.0	11.5%	4.2 - 14.6
2006	52,195	10.1	10.0 - 10.3	24.9	16.3 - 37.8	41.3	41.2 - 41.5	10.6	4.6 - 14.7
2005	8,673	9.6	9.3 - 9.9	14.8	11.6 - 19.2	37.0	35.4 - 38.2	22.1	12.2 - 29.3
2004 and prior	144,819	11.9	6.2 - 19.5	8.1	0.9 - 28.2	28.1	18.9 - 48.9	12.8	5.4 - 68.0
Total	$313,593	10.6%	6.2 - 19.5	17.3%	0.9 - 37.8	32.8%	18.9 - 48.9	12.2%	4.2 - 68.0

Alt-A (1)
2007	$690,563	6.6%	3.3 - 15.5	79.6%	35.4 - 90.1	53.2%	46.9 - 58.8	15.8%	0.0 - 47.1
2006	1,064,597	6.8	3.4 - 10.8	77.1	53.9 - 90.8	53.0	43.6 - 58.0	18.6	0.0 -46.1
2005	729,264	10.2	6.6 - 14.8	51.5	26.6 - 75.8	43.8	31.4 - 56.0	25.7	2.9 - 55.1
2004 and prior	92,990	13.2	8.9 - 23.0	37.2	2.1 - 61.2	37.0	21.5 - 48.6	26.8	7.4 - 40.9
Total	$2,577,414	7.9%	3.3 - 23.0	69.1%	2.1 - 90.8	49.9%	21.5 - 58.8	20.2%	0.0 - 55.1

ABS backed by home equity loans
Subprime (1)
2004 and prior	$29,424	10.7%	3.0 - 16.4	36.5%	19.8 - 50.8	86.2%	62.7 - 100.4	39.4%	0.0 - 99.8
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.
(2)    The Bank's commercial private-label MBS with a par value of $71.9 million were not included in the disclosure as well as a private-label residential MBS with a par value of $3.6 million that is backed by FHA and VA loans.

The Bank classifies private-label residential and commercial MBS and ABS backed by home equity loans as prime, Alt-A, or subprime based on the originator's classification at the time of origination or based on the classification by an NRSRO upon issuance of the MBS. In some instances, the NRSROs may have changed their classification subsequent to origination which would not necessarily be reflected in the following tables.

Of the Bank's $9.5 billion in par value of MBS and ABS investments at December 31, 2010, $3.0 billion in par value are private-label MBS. Of this amount, $2.5 billion in par value are securities backed primarily by Alt-A loans, while $472.6 million in par value are backed primarily by prime loans. Only $29.4 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revises the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBanks' OTTI Governance Committee in accordance with the related Finance Agency guidance. See — Critical Accounting Estimates for additional information on the FHLBanks' OTTI Governance Committee and related Finance Agency guidance. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank, holding $88.6 million in par value as of December 31, 2010, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. These bonds are reported as prime in the various tables below in this section. In addition, one bond classified as Alt-A collateral by S&P, of which the Bank held $5.0 million in par value as of December 31, 2010, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates for information on the Bank's key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and Home Equity Loans
by Fixed Rate or Variable Rate
(dollars in thousands)

	December 31, 2010			December 31, 2009
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$26,737	$374,034	$400,771	$31,276	$436,655	$467,931
Alt-A	48,758	2,445,071	2,493,829	60,393	2,858,928	2,919,321
Total private-label residential MBS	75,495	2,819,105	2,894,600	91,669	3,295,583	3,387,252
Private-label commercial MBS
Prime	10,586	61,271	71,857	10,586	121,891	132,477
ABS backed by home equity loans
Subprime	—	29,424	29,424	—	31,542	31,542
Total par value of private-label MBS	$86,081	$2,909,800	$2,995,881	$102,255	$3,449,016	$3,551,271
_______________________
 (1)     The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to the Bank's MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2010, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with the Bank's private-label MBS and ABS, stratified by collateral type and vintage. Average current credit enhancements as of December 31, 2010, reflect the percentage of subordinated class outstanding balances as of December 31, 2010, to the Bank's senior class outstanding balances as of December 31, 2010, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of December 31, 2010, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

Private-Label MBS and
ABS Backed by Home Equity Loans
by Year of Securitization - Prime
At December 31, 2010
(dollars in thousands)

Private-label residential MBS	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$104,740	$—	$—	$—	$104,740
Double-A	43,998	—	—	—	43,998
Single-A	4,690	—	—	—	4,690
Triple-B	27,972	24,720	—	—	3,252
Below Investment Grade
Double-B	15,672	—	—	—	15,672
Single-B	64,564	15,297	31,322	17,925	20
Triple-C	118,262	67,889	—	50,373	—
Double-C	20,873	—	20,873	—	—
Total	400,771	107,906	52,195	68,298	172,372

Amortized cost	392,529	107,140	48,756	64,502	172,131
Gross unrealized losses	(46,489)	(7,697)	(1,036)	(14,802)	(22,954)
Fair value	346,049	99,443	47,720	49,700	149,186
Other-than-temporary impairment for the twelve months ended December 31, 2010:
Total other-than-temporary impairment losses on investment securities	(222)	—	—	(196)	(26)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(1,396)	—	(327)	(960)	(109)
Net impairment losses on investment securities recognized in income	(1,618)	—	(327)	(1,156)	(135)
Weighted average percentage of fair value to par value	86.35%	92.16%	91.43%	72.77%	86.55%
Original weighted average credit support	10.89	10.30	11.06	20.97	7.21
Weighted average credit support	14.64	11.46	10.64	19.66	15.86
Weighted average collateral delinquency (1)	12.65	8.52	12.76	24.45	10.52

Private-label commercial MBS
Par value by credit rating
Triple-A	$71,857	—	—	—	$71,857
Amortized cost	71,799	—	—	—	71,799
Gross unrealized losses	(491)	—	—	—	(491)
Fair value	72,051	—	—	—	72,051
Weighted average percentage of fair value to par value	100.27%	—	—	—	100.27%
Original weighted average credit support	20.70	—	—	—	20.70
Weighted average credit support	33.15	—	—	—	33.15
Weighted average collateral delinquency (1)	5.28	—	—	—	5.28
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and
ABS Backed by Home Equity Loans
by Year of Securitization - Alt-A
At December 31, 2010
(dollars in thousands)

Private-label residential MBS	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$28,227	$—	$—	$16,037	$12,190
Double-A	41,751	12,387	—	—	29,364
Single-A	73,400	—	—	53,199	20,201
Triple-B	9,427	—	—	2,153	7,274
Below Investment Grade
Double-B	26,060	—	—	26,060	—
Single-B	69,667	1,957	5,881	61,829	—
Triple-C	1,223,192	263,394	577,429	382,369	—
Double-C	548,037	222,991	238,894	86,152	—
Single-C	69,940	28,099	—	41,841	—
Single-D	404,128	161,735	242,393	—	—
Total	2,493,829	690,563	1,064,597	669,640	69,029

Amortized cost	1,987,081	499,578	806,356	612,118	69,029
Gross unrealized losses	(560,008)	(135,827)	(248,299)	(162,118)	(13,764)
Fair value	1,427,873	364,551	558,057	450,000	55,265
Other-than-temporary impairment for the twelve months ended December 31, 2010:
Total other-than-temporary impairment losses on investment securities	(48,742)	(10,383)	(14,637)	(23,722)	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(34,271)	(19,529)	(28,518)	13,776	—
Net impairment losses on investment securities recognized in income	(83,013)	(29,912)	(43,155)	(9,946)	—

Weighted average percentage of fair value to par value	57.26%	52.79%	52.42%	67.20%	80.06%
Original weighted average credit support	27.06	26.96	28.06	27.09	12.48
Weighted average credit support	20.05	15.80	18.62	26.30	23.87
Weighted average collateral delinquency (1)	40.85	46.56	45.45	29.94	18.51
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and
ABS Backed by Home Equity Loans
by Year of Securitization - Subprime
At December 31, 2010
(dollars in thousands)

ABS backed by home equity loans	2004 and prior
Par value by credit rating
Triple-A	$18,943
Double-A	2,874
Below Investment Grade
Single-B	4,363
Triple-C	2,154
Single-D	1,090
Total	29,424

Amortized cost	28,777
Gross unrealized losses	(7,312)
Fair value	21,465
Other-than-temporary impairment for the twelve months ended December 31, 2010:
Total other-than-temporary impairment losses on investment securities	(7)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(124)
Net impairment losses on investment securities recognized in income	(131)

Weighted average percentage of fair value to par value	72.95%
Original weighted average credit support	9.76
Weighted average credit support	39.4
Weighted average collateral delinquency (1)	23.3
_______________________
(1)          Represents loans that are 60 days or more delinquent.

The following table provides a summary of credit-rating downgrades that have occurred during the period from January 1, 2011, through March 15, 2011, for the Bank's investments. Carrying values and fair values are as of December 31, 2010.

Rating Agency Actions (1)
Investment downgrades
from January 1, 2011, through March 15, 2011
(dollars in thousands)

At December 31, 2010	At March 15, 2011	Private-Label Residential MBS		ABS Backed by Home Equity Loans
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	Double-A	$7,068	$5,964	$3,918	$2,903
Triple-A	Single-A	2,274	1,872	5,487	4,538
Triple-A	Triple-B	1,624	1,401	—	—
Triple-A	Single-B	—	—	1,090	735

Double-A	Single-A	5,148	4,029	—	—
Double-A	Triple-B	5,363	4,268	—	—
Double-A	Double-B	3,566	3,039	—	—

Single-A	Triple-B	3,362	2,421	—	—
Single-A	Single-B	8,189	5,755	—	—

Triple-B	Single-B	8,970	6,549	—	—
Triple-B	Triple-C	1,555	1,175	—	—

Double-B	Single-B	4,485	5,005	—	—
Double-B	Triple-C	4,699	5,050	—	—

Double-C	Single-D	5,362	6,736	—	—

Single-C	Single-D	8,978	10,432	—	—
_______________________
(1)     Represents the lowest rating available for each security based on NRSROs used by the Bank.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of December 31, 2010 (dollars in thousands)
	December 31, 2010					March 15, 2011, MBS ratings based on December 31, 2010, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$397,200	$388,866	$(46,489)	12.52%	25.5%	23.1%	43.1%	56.9%	28.6%
Alt-A option ARM	945,634	822,679	(262,035)	45.04	0.2	—	0.2	99.8	—
Alt-A other	1,538,615	1,162,881	(297,973)	38.25	1.7	1.7	8.8	91.2	3.9
Total private-label residential MBS	2,881,449	2,374,426	(606,497)	36.93	4.5	4.1	10.7	89.3	6.0
Private-label commercial MBS backed by:
Prime first lien	58,121	58,121	(491)	4.70	100.0	100.0	100.0	—	—
ABS backed by home equity loans:
Subprime first lien	29,424	28,777	(7,312)	23.30	64.4	28.7	70.4	29.6	—
Total private-label MBS	$2,968,994	$2,461,324	$(614,300)	36.17%	7.0%	6.2%	13.0%	87.0%	5.8%

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of December 31, 2010.

Geographic Concentration of Private-Label MBS- and ABS

State concentration
California	39.5%
Florida	12.8
New York	4.8
Virginia	3.8
Arizona	3.5
All Other	35.6
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.0%
Washington, D.C.-MD-VA-WV	5.6
Orange Country, CA	4.1
San Diego, CA	4.1
Riverside-San Bernardino, CA	4.0
All Other	72.2
100.0%

The top five geographic areas represented in the table above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages.

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

The following graph demonstrates how average prices changed with respect to various asset classes in the Bank's MBS portfolio during the 12 months ended December 31, 2010:

Insured Investments.

Certain private-label MBS owned by the Bank are insured by monoline insurers, which guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. The assessment for other-than-temporary impairment of the MBS protected by such third-party insurance is described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment.

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of March 15, 2011
	Moody's		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
Ambac Assurance Corporation (1)	Caa2	Developing	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AA+	Stable	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company (FGIC)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Stable	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Stable	AAA	Stable
_______________________
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
ABS Backed by Home Equity Loan Investments by Year of Securitization
At December 31, 2010
(dollars in thousands)

	Ambac Assurance Corp		Assured Guaranty Municipal Corp		MBIA Insurance Corp		Syncora Guarantee Inc.		Financial Guaranty Insurance Co.
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$73,017	$(13,616)	$12,387	$(580)	$—	$—	$—	$—	$—	$—
2006	15,683	(4,946)	—	—	—	—	—	—	—	—
2005	33,206	(9,647)	—	—	—	—	—	—	—	—
2004 and prior	1,623	(223)	—	—	—	—	—	—	—	—
Total Alt-A	123,529	(28,432)	12,387	(580)	—	—	—	—	—	—
Subprime
2004 and prior	2,195	(232)	7,176	(1,946)	14,641	(3,493)	4,363	(1,244)	1,048	(397)
Total private-label MBS	$125,724	$(28,664)	$19,563	$(2,526)	$14,641	$(3,493)	$4,363	$(1,244)	$1,048	$(397)

Some of the Bank’s investments in bonds issued by HFAs are also insured by third-party bond insurers. The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of December 31, 2010.

HFA Investments Insured by Financial Guarantors
Amortized Cost as of December 31, 2010
(dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody's/S&P) As of March 15, 2011	HFA Bonds
Ambac Assurance Corp.	Not Rated/Caa2/Removed	$29,034
Assured Guaranty Municipal Corp.	Not Rated/Aa3/AA+	120,265
National Public Finance Guarantee	Not Rated/Baa1/BBB	51,190
Total		$200,489

The following table provides the geographic concentration by state of the Bank's HFA investments as of December 31, 2010.

State Concentration of HFAs

Massachusetts	50.7%
Rhode Island	13.1
Connecticut	10.6
North Carolina	10.0
Maine	6.4
All Other	9.2
100.0%

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state HFAs whereby the Bank, for a fee, agrees to purchase and hold the agencies' unremarketed bonds until the designated remarketing agent can find a new investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $554.1 million at December 31, 2010, of which $549.9 million were to one HFA. All of the bonds underlying the $549.9 million commitments to this one HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation which has been downgraded below triple-A and has filed a petition for bankruptcy. The bond underlying the $4.2 million to the other HFA is rated AA+/Aa3.

Mortgage Loans

The Bank invests in fixed-rate mortgages through the MPF program. The Bank bears the liquidity, interest-rate, and prepayment-option risks of the mortgages in which it invests, while the related PFI retains the responsibility for the marketing and servicing activities. PFIs provide a measure of credit-loss protection to the Bank on these loans, for which PFIs receive a credit enhancement fee. The MPF program, including MPF Xtra, is further described under — Mortgage Loans Credit Risks and in Item 1 — Business — Mortgage Loan Finance.

The Bank also invests in participation interests in mortgage loans through its participation agreement with the FHLBank of Chicago, which is described under — Executive Summary. References to the Bank's investments in mortgage loans throughout this report include the participation interests purchased under this participation agreement.

Mortgage loans invested in by the Bank as of December 31, 2010, totaled $3.2 billion, a decrease of $260.0 million from the December 31, 2009, balance of $3.5 billion.

The following table presents information relating to the Bank's mortgage portfolio for the five year period ended December 31, 2010.
 Par Value of Mortgage Loans Held for Investment
 (dollars in thousands)

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Mortgage loans outstanding
Conventional loans
Original MPF	$1,321,586	$1,121,309	$1,120,573	$735,629	$684,482
MPF 125	243,390	307,713	403,016	377,046	361,937
MPF Plus	1,343,611	1,728,542	2,231,626	2,524,915	2,914,273
Total conventional loans	2,908,587	3,157,564	3,755,215	3,637,590	3,960,692
Government-insured or -guaranteed loans
MPF Government	322,776	335,896	379,267	430,868	513,245
Total par value outstanding	$3,231,363	$3,493,460	$4,134,482	$4,068,458	$4,473,937

The FHLBank of Chicago, which acts as the MPF Provider and provides operational support to the MPF Banks and their PFIs, calculates and publishes daily prices, rates, and fees associated with the various MPF products. The Bank has the option, on a daily basis, to opt out of participation in the MPF program, which interruption in availability may adversely impact the Bank’s customer relationships and future business flows, which, in turn could adversely impact the Bank’s results of operations and financial condition. To date, the Bank has never opted out of daily participation.

Mortgage Loans Credit Risks. The Bank is subject to credit risk from the mortgage loans in which it invests due to the Bank's exposure to the credit risk of the underlying borrowers and the credit risk of the PFIs when the PFIs retain credit enhancement and/or servicing obligations. In addition to the foregoing, the Bank's investments in mortgage loans pursuant to its participation facility with the FHLBank of Chicago, discussed under Executive Summary, subject the Bank to additional risks, including the Bank's reliance on the FHLBank of Chicago to hold sufficient collateral on the Bank's behalf to secure the credit-enhancement obligations.

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

Although the Bank's mortgage-loan portfolio includes loans throughout the U.S., the top five states by outstanding principal balance of the conventional mortgage-loan portfolio are shown in the following table:

State Concentration by Outstanding Principal Balance
	December 31, 2010	December 31, 2009
State concentration
Massachusetts	33%	30%
California	13	16
Connecticut	10	10
Maine	6	4
New Hampshire	3	3
All others	35	37
Total	100%	100%

Although delinquent loans in the Bank's portfolio are spread throughout the U.S., the top five states by outstanding principal balance of the Bank's investments in conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans
	December 31, 2010	December 31, 2009
State concentration
California	24%	25%
Massachusetts	23	22
Connecticut	9	6
Arizona	5	3
Nevada	4	3
All others	35	41
Total	100%	100%
The following tables provide the portfolio characteristics of mortgage loans held by the Bank.

Characteristics of the Bank's Mortgage-Loan Portfolio(1)
	December 31,
	2010	2009
Loan-to-value ratio at origination
< 60.00%	40%	44%
60.01% to 70.00%	15	14
70.01% to 80.00%	19	18
80.01% to 90.00%	15	14
Greater than 90.00%	11	10
Total	100%	100%
Weighted average loan-to-value ratio	65%	64%
FICO score
< 620	3%	3%
620 to < 660	7	7
660 to < 700	14	14
700 to < 740	19	20
≥ 740	56	55
Not available	1	1
Total	100%	100%
Weighted average FICO score	739	737
_______________________

(1)	Percentages calculated based on unpaid principal balance at the end of each period.

MPF Government loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional MPF loans with loan-to-value limits greater than 80 percent require certain amounts of primary mortgage insurance, from a mortgage insurance company rated at least triple-B (or equivalent rating).

The Bank has certain customer concentrations in connection with its mortgage-loan investments. The following table presents the Bank's retained mortgage-loan investments from PFIs that represent greater than 10 percent of total mortgage-loan investments for the year ended December 31, 2010.
Mortgage-Loan Investments from PFIs
(dollars in thousands)

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Stoneham Bank
Dollar amount purchased	$70,166	$59,814	$10,839	$—	$417
Percent of total mortgage-loan purchases	13.3%	17.8%	1.7%	—%	0.2%

Great Midwest Bank SSB (1)
Dollar amount purchased	$54,903	—	—	—	—
Percent of total mortgage-loan purchases	10.4%	—	—	—	—
_____________________
(1)    Purchases were through the participation facility with the FHLBank of Chicago. For additional information see Item 1 — Business — Mortgage-Loan Finance — MPF Loan Participations with the FHLBank of Chicago.

The Bank has certain servicing concentrations in connection with its mortgage-loan purchases as well. As of December 31, 2010, CW Reinsurance Company, a subsidiary of Bank of America Corporation, serviced more than 5 percent of the Bank's outstanding mortgage loans. As of December 31, 2010, CW Reinsurance Company serviced approximately 42.8 percent of the Bank's mortgage loans. No member has received preferential pricing on the mortgage loans the Bank purchased from it as compared to any other member.

When a participating financial institution fails to comply with its representations and warranties concerning its duties and obligations described within the MPF Program Participating Financial Institution Agreement and the MPF origination and servicing guides, applicable laws, or terms of mortgage documents, the participating financial institution may be required to repurchase the MPF loans which are impacted by such failure. Reasons for which a participating financial institution could be required to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. Additionally, the Bank does allow its participating financial institutions to repurchase delinquent MPF government loans so that they may comply with loss-mitigation requirements of the applicable government agency to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the MPF government loan. The following table provides a summary of MPF loans that have been repurchased by our participating financial institutions.
Summary of MPF Loan Repurchases
 (dollars in thousands)

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Conventional loans	$1,431	$1,934	$3,107	$963	$2,903
Government-insured or -guaranteed loans	2,950	1,857	106	2,373	2,743
Total	$4,381	$3,791	$3,213	$3,336	$5,646

Loan Modification Program. The Bank continues to offer a temporary loan payment modification program for participating financial institutions, which will be available until December 31, 2011, unless further extended by the MPF program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009, are eligible for the loan modification plan. This program pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the participating financial institutions must follow to participate in the loan modification program.

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $8.7 million and $2.1 million at December 31, 2010, and December 31, 2009, respectively. The increase in the allowance for credit losses is due to continued weakness in general economic and labor market conditions, declines in the value of the properties that secure the Bank’s mortgage loans, and the ongoing weakness of the residential housing market across the U.S., which have resulted in a trend of increasing delinquencies and an increase in the estimated loss severity upon default in the mortgage portfolio. See — Critical Accounting Estimates — Allowance for Loan Losses for a description of the Bank's methodology for estimating the allowance for loan losses. While the Bank has not changed its base methodology for calculating the allowance for loan losses during 2010, the key variables that drive the calculation have changed to reflect the deterioration in portfolio performance and economic conditions. In particular, the loss severity estimates that the Bank applies to defaulted loans have been increased to reflect the deterioration in house prices and the existence of significant excess housing inventory in the U.S. The magnitude of the increase reflects the fact that the increased loan loss projections associated with the higher loss severity assumptions would exceed the recoveries available from any future credit enhancement fees the Bank may withhold to offset such losses.

The Bank places conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. The Bank monitors the delinquency levels of the mortgage loan portfolio on a monthly basis. The following tables present the Bank's delinquent loans and allowance for credit losses activity (dollars in thousands).

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Total par value past due 90 days or more and still accruing interest	$19,874	$19,822	$14,207	$10,723	$8,544
Nonaccrual loans, par value	54,401	44,969	21,325	7,982	4,796

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$2,460	$2,454	$1,120	$442	$294
Interest actually recognized in income during the period	1,930	2,316	1,041	420	278
Shortfall	$530	$138	$79	$22	$16

Allowance for credit losses on mortgage loans, balance at beginning of year	$2,100	$350	$125	$125	$1,843
Charge-offs	(148)	—	—	—	(14)
Recoveries	—	—	—	9	—
Net (charge-offs) recoveries	(148)	—	—	9	(14)
Provision for credit losses	6,701	1,750	225	(9)	(1,704)
Allowance for credit losses on mortgage loans, balance at end of year	$8,653	$2,100	$350	$125	$125

Higher-Risk Loans. The Bank's portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank's total conventional portfolio (8.6 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (38.4 percent by outstanding principal balance). The Bank's allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2010.

Summary of Higher-Risk Conventional Mortgage Loans
As of December 31, 2010
(dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$225,744	6.97%	2.60%	7.34%
High loan-to-value loans (2)	21,216	2.88	1.69	16.67
Subprime and high loan-to-value loans (3)	2,366	—	2.99	21.32
Total high-risk loans	$249,326	6.56%	2.53%	8.27%
_______________________
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

The Bank is exposed to credit risk from mortgage-insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of December 31, 2010, the Bank was the beneficiary of primary mortgage insurance coverage on $220.7 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $40.6 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of February 28, 2011, all of these mortgage insurance companies have a credit rating of triple-B or lower (or its equivalent) by at least one NRSRO. The table below shows the ratings of these companies as of February 28, 2011.

The Bank has analyzed its potential loss exposure to all of the mortgage insurance companies and does not expect incremental losses due to these rating actions. This expectation is based on the credit-enhancement features of the Bank's master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back the Bank's master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial conditions of these mortgage insurance companies. The Bank requires that all new primary mortgage insurance policies be with companies rated BBB- or higher by S&P. Only four of the eight mortgage insurance companies previously approved by the Bank currently have ratings from S&P of BBB- or higher and remain eligible to write new primary mortgage insurance policies for loans sold to the Bank. Further, the Bank requires that all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. Accordingly, none of the eight mortgage insurance companies previously approved by the Bank are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to the Bank. The Bank has established limits on exposure to individual mortgage insurance companies to ensure that the insurance coverage is sufficiently diversified.
Mortgage Insurance Companies that Provide Mortgage Insurance Coverage
(dollars in thousands)

	As of February 28, 2011		As of December 31, 2010
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
Genworth Mortgage Insurance Corporation	BB+/Baa2/NR	Negative	$64,022	$14,791	$—	$14,791	30.1%
Mortgage Guaranty Insurance Corporation	B+/Ba3/NR	Negative	60,731	13,186	—	13,186	26.8
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	24,656	5,594	—	5,594	11.4
CMG Mortgage Insurance Company	BBB/NR/BBB	Negative	21,442	5,074	—	5,074	10.3%
PMI Mortgage Insurance Company	B+/B2/NR	Negative	19,806	4,169	—	4,169	8.5
Radian Guaranty Incorporated	B+/Ba3/NR	Negative	13,069	2,430	—	2,430	4.9
Republic Mortgage Insurance Company	BBB-/Ba1/BBB-	Negative	12,486	2,422	649	3,071	6.3
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	4,535	838	—	838	1.7
			$220,747	$48,504	$649	$49,153	100.0%

Debt Financing — Consolidated Obligations

At December 31, 2010 and 2009, outstanding COs, including both CO bonds and CO discount notes, totaled $53.6 billion and $57.7 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed rate bonds issued by the Bank are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2010, and December 31, 2009. CO bonds outstanding at December 31, 2010, and December 31, 2009, include issued callable bonds totaling $5.2 billion and $5.4 billion, respectively.

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 34.5 percent and 38.6 percent of outstanding COs at December 31, 2010, and December 31, 2009, respectively, but accounted for 97.6 percent and 97.9 percent of the proceeds from the issuance of COs during the years ended December 31, 2010 and 2009, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances.

The table below shows the Bank's short-term borrowings for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Outstanding par amount at end of the period	$18,526,985	$22,281,433	$42,567,305	$560,000	$6,444,000	$9,914,500
Weighted-average rate at the end of the period	0.11%	0.10%	1.59%	0.33%	0.52%	2.60%
Daily-average par amount outstanding for the period	$20,201,679	$32,622,044	$43,682,869	$3,057,981	$5,809,053	$8,403,364
Weighted-average rate for the period	0.15%	0.47%	2.65%	0.41%	1.34%	2.82%
Highest par amount outstanding at any month-end	$25,366,103	$43,279,055	$50,030,791	$5,887,000	$9,337,500	$10,312,080

Although the Bank is primarily liable for its portion of COs, that is, those issued on its behalf, the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs was $796.4 billion and $930.6 billion at December 31, 2010 and 2009, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. The Bank has not paid any obligations on behalf of the other FHLBanks during the years ended December 31, 2010 and 2009.

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2010.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

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
As of December 31, 2010, deposits totaled $745.5 million compared with $772.5 million at December 31, 2009, a decrease of $26.9 million. This decrease was mainly the result of a lower level of member deposits in the Bank's overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at December 31, 2010 and 2009.

Term Deposits Greater than $100,000
(dollars in thousands)

	December 31, 2010		December 31, 2009
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$—	—%	$990	0.72%
Over three months through six months	—	—	450	0.09
Over six months through 12 months	6,250	2.51	500	0.30
Greater than 12 months (1)	20,000	4.71	26,250	4.19
Total par value	$26,250	4.19%	$28,190	3.93%
_______________________
(1)         December 31, 2010, represents one term deposit account with a maturity date in 2014. December 31, 2009, represents eight term deposit accounts totaling $6.3 million with maturity dates in 2011, and one term deposit of $20.0 million with a maturity date in 2014.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $14.8 million and $16.8 million as of December 31, 2010, and December 31, 2009, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $729.2 million and $768.3 million as of December 31, 2010, and December 31, 2009, respectively.

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

The Bank had commitments for which it was obligated to invest in mortgage loans with par values totaling $28.2 million and $3.7 million at December 31, 2010, and December 31, 2009, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivative instruments. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2010, and December 31, 2009. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedging changes in fair value attributable to changes in the designated benchmark interest rate, which is, LIBOR. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2010		December 31, 2009
Hedged Item	Derivative	Designation	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances	Swaps	Fair value	$10,505,040	$(635,275)	$11,952,709	$(678,566)
	Swaps	Economic	73,250	(1,538)	83,250	(3,247)
	Caps and floors	Economic	16,500	25	16,500	103
Total associated with advances			10,594,790	(636,788)	12,052,459	(681,710)
Available-for-sale securities	Swaps	Fair value	853,935	(224,907)	907,131	(186,240)
Trading securities	Swaps	Economic	225,000	(10,181)	95,000	967
Consolidated obligations	Swaps	Fair value	11,989,650	191,324	14,597,075	130,716
Deposits	Swaps	Fair value	20,000	4,767	20,000	4,745
Total			23,683,375	(675,785)	27,671,665	(731,522)
Mortgage delivery commitments			28,217	(187)	3,706	(31)
Total derivatives			$23,711,592	(675,972)	$27,675,371	(731,553)
Accrued interest				(31,709)		(10,322)
Cash collateral				(6,721)		(9,631)
Net derivatives				$(714,402)		$(751,506)
Derivative asset				$14,818		$16,803
Derivative liability				(729,220)		(768,309)
Net derivatives				$(714,402)		$(751,506)

Hedging Strategies
(dollars in thousands)

		December 31, 2010 Notional Amount		December 31, 2009 Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation Fair Value	Hedge Designation Economic	Hedge Designation Fair Value	Hedge Designation Economic
Advances
Pay-fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$3,700,115	$61,500	$3,584,884	$71,500
Pay-fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	6,794,925	11,750	8,367,825	11,750
Pay floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	10,000	—	—	—
Interest-rate cap, floor, corridor or collar	Offsets the interest cap, floor, corridor or collar embedded in a variable rate advance	—	16,500	—	16,500
		10,505,040	89,750	11,952,709	99,750

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	819,760	225,000	872,956	95,000
Pay-fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment	34,175	—	34,175	—
		853,935	225,000	907,131	95,000

Deposits
Receive-fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	20,000	—

CO Bonds
Receive-fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	9,399,650	—	11,561,010	—
Receive-fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,590,000	—	2,107,683	—
		11,989,650	—	13,668,693	—

CO Discount Notes
Receive-fixed, pay floating interest-rate swap	Converts the discount notes fixed rate to a variable rate index	—	—	928,382	—

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	28,217	—	3,706
Total		$23,368,625	$342,967	$27,476,915	$198,456

The following four tables provide a summary of the Bank's hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $22.5 billion, representing 96.3 percent of all derivatives outstanding as of December 31, 2010. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances
By Year of Contractual Maturity
As of December 31, 2010
(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$3,038,000	$(21,918)	$3,038,000	$21,860	2.51%	0.29%	2.44%	0.36%
Due after one year through two years	1,464,700	(77,024)	1,464,700	76,835	4.22	0.29	4.09	0.42
Due after two years through three years	1,496,710	(96,392)	1,496,710	96,063	3.75	0.29	3.58	0.46
Due after three years through four years	709,300	(63,040)	709,300	62,724	4.11	0.29	3.93	0.47
Due after four years through five years	559,015	(32,599)	559,015	32,538	3.43	0.29	3.11	0.61
Thereafter	3,237,315	(344,302)	3,237,315	340,963	3.99	0.29	3.84	0.44
Total	$10,505,040	$(635,275)	$10,505,040	$630,983	3.54%	0.29%	3.40%	0.43%
_______________________
(1)    The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2010.

Fair-Value Hedge Relationships of Advances
By Year of Contractual Maturity or Next Put Date for Putable Advances
As of December 31, 2010
(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$8,580,375	$(512,006)	$8,580,375	$507,801	3.48%	0.29%	3.36%	0.41%
Due after one year through two years	691,900	(45,314)	691,900	45,341	3.98	0.29	3.85	0.42
Due after two years through three years	701,410	(47,956)	701,410	47,925	3.78	0.29	3.62	0.45
Due after three years through four years	170,300	(10,302)	170,300	10,299	3.55	0.29	3.28	0.56
Due after four years through five years	229,765	(7,674)	229,765	7,677	3.23	0.29	2.71	0.81
Thereafter	131,290	(12,023)	131,290	11,940	4.36	0.29	4.27	0.38
Total	$10,505,040	$(635,275)	$10,505,040	$630,983	3.54%	0.29%	3.40%	0.43%
_______________________
(1)    The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2010.

Fair-Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity
As of December 31, 2010
(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,855,700	$15,834	$2,855,700	$(15,837)	1.25%	1.28%	0.28%	0.25%
Due after one year through two years	3,560,350	35,601	3,560,350	(35,742)	1.14	1.15	0.19	0.18
Due after two years through three years	2,928,600	63,671	2,928,600	(63,470)	1.91	1.95	0.28	0.24
Due after three years through four years	810,000	3,702	810,000	(3,913)	1.62	1.60	0.20	0.22
Due after four years through five years	710,000	15,475	710,000	(15,757)	2.27	2.26	0.12	0.13
Thereafter	1,125,000	57,041	1,125,000	(58,235)	3.99	4.00	0.76	0.75
Total	$11,989,650	$191,324	$11,989,650	$(192,954)	1.72%	1.74%	0.28%	0.26%
_______________________
(1)     The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2010. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations
By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations
As of December 31, 2010
(dollars in thousands)

					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$5,185,700	$1,388	$5,185,700	$(1,840)	1.23%	1.25%	0.20%	0.18%
Due after one year through two years	2,995,350	36,777	2,995,350	(37,029)	1.33	1.34	0.20	0.19
Due after two years through three years	2,608,600	63,846	2,608,600	(63,539)	2.00	2.04	0.30	0.26
Due after three years through four years	325,000	5,976	325,000	(6,063)	2.24	2.19	0.32	0.37
Due after four years through five years	165,000	15,679	165,000	(15,756)	4.37	4.36	0.26	0.27
Thereafter	710,000	67,658	710,000	(68,727)	5.06	5.07	1.14	1.13
Total	$11,989,650	$191,324	$11,989,650	$(192,954)	1.72%	1.74%	0.28%	0.26%
_______________________
(1)    The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2010. For zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank's members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank's own risk-management purposes and are not related to requests from the Bank's members to enter into such contracts. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 22 — Transactions with Related Parties and Other FHLBanks for outstanding derivative contracts with affiliates of members.

Impact of the Dodd-Frank Act on the Bank’s Derivatives Activities

The Dodd-Frank Act requires the issuance of various regulations impacting derivatives which will likely, among other things, require the Bank to clear at least some of its derivatives through derivatives clearing organizations that are registered with the U.S. Commodity Futures Trading Commission. Clearing derivatives through derivatives clearing organizations will likely entail incremental costs and operational changes for the Bank’s derivatives activities. Further, the Bank might need, for regulatory or economic reasons, to structure its derivatives such that they are clearable through a derivatives clearing organization. However, they would then be imperfect hedges and not qualify for hedge accounting. For additional information on the Dodd-Frank Act and its potential impact on the Bank’s derivatives activities see — Legislative and Regulatory Developments.

Impact of Lehman Bankruptcy

In connection with the bankruptcy of Lehman Brothers Holdings Inc. in September 2008, on October 29, 2010, the Bank received a Derivatives Alternative Dispute Resolution (ADR) Notice from Lehman Brothers Special Financing Inc. (Lehman) making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest at a default rate based on Lehman's view of how the settlement amount should have been calculated. A protocol issued by the bankruptcy court with jurisdiction over Lehman's insolvency provides that parties receiving such a Derivatives ADR Notice are subject to mandatory, non-binding mediation. The Bank intends to vigorously defend its position in this matter. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Commitments and Contingencies for additional information.

Derivative Instruments Credit Risks. The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by or pledged out to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Derivatives and Hedging Activities for additional information on the Bank's credit risks from its derivative instruments.

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

Derivative Instruments
(dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of December 31, 2010
Interest-rate-exchange agreements: (1)
Double-A	$7,621,250	6	$14,763
Single-A	16,062,125	8	—
Total interest-rate-exchange agreements	23,683,375	14	14,763
Commitments to invest in mortgage loans (2)	28,217	—	55
Total derivatives	$23,711,592	14	$14,818

As of December 31, 2009
Interest-rate-exchange agreements: (1)
Double-A	$7,922,108	6	$16,677
Single-A	19,749,557	8	126
Total interest-rate-exchange agreements	27,671,665	14	16,803
Commitments to invest in mortgage loans (2)	3,706	—	—
Total derivatives	$27,675,371	14	$16,803
_______________________

(1)    Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.
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

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$4,304,100	18.2%	$(54,202)
Citigroup Financial Products, Inc.	3,723,290	15.7	(57,841)
Deutsche Bank AG	2,986,965	12.6	(248,485)
UBS AG	2,413,225	10.2	(6,428)

	December 31, 2009
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$4,139,597	15.0%	$(225,107)
Barclays Bank PLC	3,746,575	13.5	(64,929)
Bank of America, N.A.	3,068,404	11.1	(53,198)
JP Morgan Chase Bank	3,021,200	10.9	(85,009)
UBS AG	2,950,975	10.7	(17,368)

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

RISK MANAGEMENT

The Bank has a comprehensive risk-governance structure. The Bank identifies seven major risk categories relevant to business activities:

•
Credit risk is the risk to earnings or capital due to an obligor's failure to meet the terms of any contract with the Bank or otherwise perform as agreed. The Credit Committee oversees credit risk primarily through ongoing oversight and limits on credit exposure. Credit risk is discussed under — Financial Condition — Advances Credit Risk, — Financial Condition — Investments Credit Risks, — Financial Condition — Mortgage Loans Credit Risks, and — Financial Condition — Derivative Instruments Credit Risks.

•
Market risk is the risk to earnings or shareholder value, as measured through market value of equity (MVE), due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is overseen by the Asset-Liability Committee through ongoing review of the economic value of capital and its sensitivity as captured in such metrics including, but not limited to, duration of equity and Value at Risk (VaR). The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility. Market risk is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

•
Liquidity risk is the risk that the Bank may be unable to meet its funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner. The Asset-Liability Committee, through its regular reviews of funding and liquidity, oversees liquidity risk. For more information on the Bank’s liquidity management, see —Liquidity and Capital Resources — Liquidity.

•
Leverage risk is the risk that the capital of the Bank is not sufficient to support the level of assets. The risk results from a deterioration of the Bank's capital base, a deterioration of the assets, or from overbooking assets. The Bank's treasurer, under the direction of the chief financial officer, provides primary oversight of leverage activity. The Bank has controls in place in an effort to ensure that capital is maintained in accordance with regulatory requirements. For a discussion of those requirements and the Bank’s compliance therewith, see Liquidity and Capital Resources — Capital.

•
Business risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run. Business risk is overseen by the Management Committee through the development of the strategic business plan. Business risk is further discussed below under — Business Risk.

•
Operational risk is the risk of unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. The Bank's enterprise risk-management department provides primary oversight of operational risk. The Enterprise Risk Management department and the Operations Committee provide operational risk oversight of the Bank. Operational risk is further discussed below under — Operations Risk.

•
Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect the Bank's ability to establish new business relationships or to maintain existing business relationships. The Management Committee oversees reputation risk. Reputation risk is further discussed below under — Reputation Risk.

The board of directors determines the desired risk profile of the Bank and provides risk oversight through the review and approval of the Bank's risk management policy. The board of directors also evaluates and approves risk tolerances and risk limits. The board of directors' Risk Committee provides additional oversight for market risk, credit risk and operational risk. The board of director's Audit Committee provides additional oversight for operational risk. The board of directors also reviews the results of an annual risk assessment conducted by management for its major business processes.

Management establishes a quantifiable connection between the Bank's desired risk profile and the Bank's risk tolerances and risk limits as expressed in the Bank's risk-management policy. Management is responsible for maintaining internal policies consistent with the risk-management policy. The Bank's chief risk officer is responsible for communicating changes to these internal policies to the board of directors' Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors.

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

•
Asset-Liability Committee is responsible for approving internal policies and risk limits for the management of market risk, including liquidity and options risks. The Asset-Liability Committee also conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance the Bank's financial performance within established risk limits consistent with the strategic business plan and the risk management policy.

•
Credit Committee oversees the Bank's credit-underwriting functions and collateral eligibility standards. The committee also reviews the creditworthiness of the Bank's investments, including purchased mortgage assets, and oversees the classification of the Bank's assets and the adequacy of its loan-loss reserves.

•
Operations Committee has responsibility for operational risk oversight. The Operations Committee assesses overall impact of operational risk as communicated through committee discussion that may include: new or changed processes, products and/or regulations; staff turnover; key performance indicators; operational exceptions and trends; outstanding audit findings; and unmitigated operational risks identified through periodic risk assessments and/or testing. The Operations Committee prioritizes the Bank's plans for the remediation and control of identified operational risks.

•
Information, Project Portfolio, and Technology Governance Committee provides senior management oversight and governance of the information technology, information security, project management and business-continuity functions of the Bank. The committee approves the major priorities and overall level of funding for these functions, within the context of the Bank's strategic business priorities, and operating expense budget.

•
Disclosure Committee oversees all financial disclosures made by the Bank and is intended to ensure that disclosures made by the Bank comply with applicable laws and regulations. Among other things, the Disclosure Committee evaluates the effectiveness of the Bank's disclosure controls and procedures and helps to assess the quality of the disclosures that are made in the periodic reports which the Bank files with the SEC. These disclosure controls and procedures are the controls and procedures that are intended to ensure that information required to be disclosed by the Bank in its periodic reports filed with the SEC is recorded, processed, summarized and reported correctly and within the required time periods.

This list of internal management committees or their respective missions may change from time to time.

Business Risk

Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, projections, competitive threats and the Bank's external environment; and developing contingency plans where appropriate.

Operational Risk

The Bank has policies and procedures intended to mitigate operational risks. The Bank ensures that employees are properly trained for their roles and that written policies and procedures exist to support the key functions of the Bank. The Bank maintains a system of internal controls designed to adequately segregate responsibilities and appropriately monitor and report on Bank activities to management and the board of directors. Annual risk assessments review these risks and related controls for efficacy and potential opportunities for enhancement. The Bank's Internal Audit Department, which reports directly to the Audit Committee of the board of directors, regularly monitors the Bank's adherence to established policies and procedures. Some operational risks are beyond the Bank's control, and the failure of other parties to adequately address their operational risks may adversely affect the Bank.

Disaster-Recovery/Business Continuity Provisions. The Bank maintains a disaster-recovery site in Westborough, Massachusetts to provide continuity of operations in the event that its Boston headquarters becomes unavailable. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. The Bank also has a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term advances in the event that facilities are inoperable. In the event that the FHLBank of Topeka's facilities are inoperable, the Bank will provide short-term liquidity advances to the FHLBank of Topeka's members.

Insurance Coverage. The Bank has insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability protection for breach of duty, misappropriation of funds, negligence, and acts of omission. Additionally, comprehensive insurance coverage is currently in place for employment practices liability, electronic data-processing equipment and software, personal property, leasehold improvements, fire/explosion/water damage, and personal injury including slander and libelous actions. The Bank maintains additional insurance protection as deemed appropriate, which covers automobiles, company credit cards, and business-travel accident and supplemental traveler's coverage for both directors and staff. The Bank uses the services of an insurance consultant who periodically conducts a comprehensive review of insurance coverage levels.

Reputation Risk

The Bank has established a code of conduct and operational risk management procedures intended to ensure ethical behavior among its staff and directors and requires all employees to annually certify compliance with its code of conduct. The Bank works to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, the Bank regularly conducts outreach efforts with its membership and with housing and economic-development advocacy organizations throughout its district. The Bank also cultivates relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of the Bank's mission, activities, and value to members. The Bank works closely with the Council of Federal Home Loan Banks and the Office of Finance to coordinate communications on a broader scale.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1

— Business — Consolidated Obligations. The Bank's equity capital resources are governed by the Bank's capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

The Bank monitors its financial position in an effort to ensure that it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, fund its member credit needs, and cover unforeseen liquidity demands. The Bank strives to maintain the liquidity necessary to meet member-credit demands, repay maturing COs, meet other obligations and commitments, and respond to changes in membership composition.

The Bank is not able to predict future trends in member-credit needs since they are driven by complex interactions among a number of factors, including, but not limited to: mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing and availability of advances versus other wholesale borrowing alternatives.

The Bank's contingency liquidity plans are intended to ensure that the Bank is able to meet its obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets.

For information and discussion of the Bank's guarantees and other commitments, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations below, and for further information and discussion of the Bank's joint and several liability for FHLBank COs, see — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Debt Financing — Consolidated Obligations.

Internal Sources of Liquidity

The Bank maintains structural liquidity to ensure that it meets its day-to-day business needs and its contractual obligations with normal sources of funding. The Bank defines structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, non-contractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that all maturing advances are renewed except for those from large, highly rated members; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, senior management will be immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of December 31, 2010.

Structural Liquidity
(dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$(986,649)	$(1,491,676)	$(2,565,433)
Less: Cumulative contingent obligations	(4,614,014)	(6,020,294)	(6,988,291)
Equals: Net structural liquidity need	(5,600,663)	(7,511,970)	(9,553,724)
Available borrowing capacity (2)	$31,113,775	$34,527,220	$37,009,783
Ratio of available borrowing capacity to net structural liquidity need	5.56	4.60	3.87
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
_______________________
(1)     Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.
(2)    Available borrowing capacity is the CO issuance capacity based on achieving leverage up to the Bank's internal minimum capital requirement. For information on this internal minimum capital requirement, see — Capital Plan — Internal

Minimum Capital Plan Requirements in Excess of Regulatory Requirements.

In accordance with Finance Agency regulations, the Bank also maintains contingency liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, the capital markets, or any other event that precludes issuance of COs. These regulations require the Bank to maintain highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all anticipated maturing advances over the following five days. The Bank maintained material compliance with this requirement at all times during the years ended December 31, 2010, and December 31, 2009. As of December 31, 2010, and December 31, 2009, the Bank held a surplus of $13.8 billion and $4.9 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates the Bank's contingency liquidity as of December 31, 2010.

Contingency Liquidity
As of December 31, 2010
(dollars in thousands)

Cumulative Fifth Business Day
Projected net cash flow (1)	$(5,268,749)
Contingency borrowing capacity (exclusive of CO debt issuance)	19,034,686
Net contingency borrowing capacity	$13,765,937
_______________________
(1)    Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot borrow funds from the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The Bank was in material compliance with these liquidity requirements at all times during the years ended December 31, 2010, and December 31, 2009.

Further, the Bank is sensitive to maintaining an appropriate funding balance between its assets and liabilities and has an established policy that limits the potential gap between assets with maturities inclusive of projected prepayments greater than one year funded by liabilities maturing inclusive of projected calls in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. The Bank maintained material compliance with this requirement at all times during the years ended December 31, 2010, and 2009. During the year ended December 31, 2010, this gap averaged 4.2 percent (maximum level 8.8 percent and minimum level 1.1 percent). As of December 31, 2010, this gap was 3.8 percent, lower than the 11.3 percent observed at December 31, 2009. The primary drivers behind the reduction in this gap from December 31, 2009 were increased mortgage prepayment projections and the Bank's efforts to extend debt maturities, both reflecting the impact of the broad-based decline in market yields throughout 2010.

External Source of Liquidity

The Bank has a source of emergency external liquidity through the Federal Home Loan Banks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event the Bank does not fund its principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The Bank would then be required to repay the funding FHLBanks. Neither the Bank nor any of the other FHLBanks have ever drawn upon this agreement.

Financial Conditions for FHLBank Debt

During 2010, financial markets continued their recovery from the financial crisis of 2008. There was significant focus on government actions to support financial markets as well as financial reform legislation. The U.S. economy showed signs of modest growth during the first quarter of 2010, but this trend appeared to end during the second quarter of 2010 with persistent weak economic data, worries about the European debt crisis, and fears of a double-dip recession. However, there were more positive indicators during the second half of 2010, especially during the fourth quarter, although these indicators were somewhat tempered by continued concerns about the persistent weak housing market, high unemployment, and financial conditions overseas.

During 2010, several government lending programs that were designed to help manage the financial crisis expired on schedule with no significant consequences for the financial markets. These expirations included the Federal Reserve's purchase program for agency debt and agency MBS, which came to an end during the first quarter of 2010. On March 4, 2010, the SEC published in the Federal Register its final rule on money market fund reform, which is described under -Legislative and Regulatory Developments. In a positive development for the FHLBanks, the SEC included FHLBank consolidated discount notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which helped to maintain investor demand for shorter-term FHLBank consolidated discount notes. In August 2010, the Federal Reserve announced that it would begin reinvesting principal payments from agency debt and agency MBS into longer-maturity U.S. Treasury securities. In November 2010, the Federal Reserve embarked on a second round of quantitative easing to address continued weakness in the economy, with plans to purchase up to an additional $600 billion in U.S. Treasury securities and an emphasis on longer-maturity U.S. Treasury securities.

Throughout 2010, the FHLBanks maintained access to funding and tailored their debt issuance to meet the demands of market participants. For the year, the FHLBanks priced $524 billion in consolidated bonds, nearly $17 billion more than the corresponding amount priced during 2009. During 2010, the FHLBanks relied heavily on swapped callable bonds and negotiated bullet bonds for a significant portion of consolidated bond funding. Mandated global bond activity declined in 2010, particularly during the second half of the year, and amounted to just over $20 billion, compared with $39 billion in 2009.

FHLBank COs outstanding continued to shrink during the fourth quarter of 2010, dropping an additional $10 billion from the end of the third quarter of 2010. The decline in COs outstanding may be attributed in part to increased consolidated bond call volume during 2010. The volume of bonds called prior to maturity totaled almost $317 billion during 2010, compared with $184 billion in 2009. This trend reversed, however, during November and December 2010 as callable bond expected maturities extended as a result of rising interest rates. Bond call volume totaled $59 billion during the fourth quarter of 2010, compared with $103 billion during the third quarter of 2010.

Overall, the Bank has experienced relatively stable CO issuance costs during 2010, though funding costs improved temporarily at times in response to adverse economic news, such as concerns surrounding the sovereign debt crisis in Europe, as investors sought the relative safety of GSE debt. Demand for COs throughout the year was generally robust as investors continue to seek both safety and liquidity in the GSE debt market, particularly in light of the sovereign debt crisis continuing to impact certain European economies. Throughout the year ended December 31, 2010, CO bonds were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. The Bank continues to experience similar pricing into 2011.

Capital

The Bank's total GAAP capital increased $511.4 million to $3.3 billion at December 31, 2010, from $2.8 billion at December 31, 2009. The increase was attributable to the net reduction of $383.5 million to accumulated other comprehensive loss, an $106.6 million increase in retained earnings, and the purchase of $24.8 million of capital stock by members during the year ended December 31, 2010. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $272.2 million of noncredit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired, and due to net fair-value gains of $74.9 million attributable to available-for-sale securities.

The Bank's membership includes commercial banks, thrifts, credit unions, and insurance companies with concentrations of capital stock shown in the table below (dollars in thousands).

Capital Stock Outstanding by
Member Type
(dollars in thousands)

December 31,
2010
Commercial banks	$2,038,642
Thrift institutions	1,211,765
Credit unions	265,898
Insurance companies	148,120
Total GAAP capital stock	3,664,425
Mandatorily redeemable capital stock	90,077
Total regulatory capital stock	$3,754,502

The Bank's ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members are required to increase their capital-stock investment in the Bank as their outstanding advances increase, as described in Item 1 — Business — Capital Resources.

The Bank can also contract its balance-sheet and liquidity requirements in response to members' reduced credit needs. As members reduce their advance borrowings and as mortgage-loan balances decline, members required stock investment also declines, resulting in excess capital stock holdings. Although the Bank has the discretion to repurchase excess capital stock subject to certain regulatory and capital plan limitations, the Bank continues its moratorium on excess stock repurchases, except in limited instances of former member insolvency, to help preserve the Bank's capital in light of the various challenges to the Bank, including the growth in accumulated other comprehensive losses arising primarily from the Bank's portfolio of held-to-maturity private-label MBS. During the year ended December 31, 2010, the Bank did not repurchase excess capital stock. Members may submit a written request for redemption of excess capital stock. The shares of capital stock subject to the redemption request will be redeemed at par value by the Bank upon expiration of a five-year stock-redemption period, provided that following the redemption of shares, the member would continue to meet its total stock-investment requirement at that time and that the Bank would remain in compliance with its minimum capital requirements as well as any other applicable laws and regulations. In the event that the Finance Agency were to deem the Bank to be other than adequately capitalized, the Bank would not be permitted to honor redemption requests at the expiration of their respective notice periods without the permission of the Finance Agency.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital requirements. The Bank is in compliance with these requirements as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Capital. Additionally, the Bank is subject to a capital rule under Finance Agency regulations (the Capital Rule) and has adopted additional minimum capital requirements, each of which is described under — Capital Rule and — Internal Minimum Capital Requirement in Excess of Regulation Requirements, respectfully.

The Bank redeems capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership following the expiry of a five-year stock-redemption period. Capital stock subject to the five-year stock-redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $90.1 million and $90.9 million at December 31, 2010, and December 31, 2009, respectively.

The Bank is not required to redeem capital stock until the later of the expiration of the five-year notice of redemption or such time as the member's total capital stock investment requirement would continue to be met upon redemption of the requested shares. The Bank may, in its sole discretion, repurchase any excess capital stock that is the subject of a written redemption request prior to the expiration of the five-year redemption notice period, provided that it would continue to meet its minimum regulatory capital requirements after the redemption.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year stock-redemption period. The Bank's capital plan provides that the Bank will charge the member a cancellation fee equal to 2.0 percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and such a waiver is consistent with the FHLBank Act.

At December 31, 2010, and December 31, 2009, members and nonmembers with capital stock outstanding held $1.9 billion and $1.5 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of December 31, 2010, and December 31, 2009 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2010	$576,529	$1,269,151	$1,845,703	$3,754,502	$1,908,799
December 31, 2009	586,599	1,655,784	2,242,406	3,733,997	1,491,591
_______________________
(1)    Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

Internal Capital Practices and Policies

The Bank has historically targeted an operating range of 4.0 percent to 5.5 percent for its capital ratio. This range, referred to as the operating capital ratio range, had been adopted by the Bank's board of directors in connection with the Bank's originally adopted capital plan. Due to the decline in demand for advances, as described under — Executive Summary, in conjunction with the Bank's capital preservation measures, the Bank's board of directors approved an operating capital ratio range of 4.0 percent to 7.5 percent in 2009.

The Bank's capital increases in connection with required purchases as a condition of membership, which vary based on each member's total assets, and in connection with each member's use of Bank products that requires a purchase of capital stock, such as in connection with Bank advances. The Bank's capital can decrease in connection with stock redemptions, Bank repurchases of excess stock, or if retained earnings are depleted. However, the Bank continues a moratorium on repurchases of excess stock that it has maintained since December 8, 2008, and had $249.2 million in retained earnings at December 31, 2010. The Bank's capital ratio was 6.8 percent at December 31, 2010.

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

By letter dated December 22, 2010, the Director of the Finance Agency notified the Bank that, based on September 30, 2010 financial information, the Bank met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified the Bank of its capital classification, based on December 31, 2010 financial information.

Internal Minimum Capital Requirements in Excess of Regulatory Requirements. In January 2010, to provide further protection for the Bank's capital base, the Bank's board of directors adopted a new minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank's regulatory capital requirement plus its retained earnings target. As of December 31, 2010, this requirement equaled $3.3 billion, which was satisfied by the Bank's actual regulatory capital of $4.0 billion.

Retained Earnings Target and Dividends. The Bank's retained earnings target remains at $925.0 million reflecting continuing uncertainty about the economy and housing recovery. Unemployment remains persistently high and home prices and sales are stagnant, with significant amounts of inventory yet to be cleared. At December 31, 2010, the Bank had retained earnings of $249.2 million.

The retained earnings target is designed to gauge risk exposures under stressed scenarios that can impact the Bank's net income stream and negatively impact retained earnings. Potential losses in the Bank's portfolio of private-label MBS remains the largest exposure. Over time, as some unrealized losses become realized losses, the performance of this portfolio begins to stabilize with recovery in the housing markets and in the economy at large, and the portfolio continues to shrink due to paydowns, management expects that the retained earnings target will begin to decline.

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

On February 22, 2011, the Bank's board of directors declared a cash dividend that was equivalent to an annual yield of 0.30 percent on average daily balances of Class B shares outstanding during the quarter ending December 31, 2010. While an adverse event or trend could cause a further suspension of dividends, the Bank anticipates that it will continue to pay modest cash dividends through 2011.

The Bank's retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to the Bank or by promulgation of new regulations requiring a level of retained earnings that is different from the Bank's currently targeted level. Moreover, management and the board of directors of the Bank may, at any time, change the Bank's methodology or assumptions for modeling the Bank's retained earnings target. Either of these events could result in the Bank further increasing its retained earnings target or reducing or eliminating the dividend payout, as necessary.

Capital Plan Amendments

As discussed under Executive Summary, on January 22, 2011, certain amendments to the Bank’s capital plan became effective that, among other things, provide the Bank the ability to allow members to satisfy the activity-based stock investment requirements for eligible advances using stock from the excess stock pool; and/or Class A stock. The Bank does not intend to issue Class A stock at this time.

Use of Stock from the Available Excess Stock Pool for Eligible Advances

The amendments authorize the Bank to allow members to use Class B stock from the excess stock pool to satisfy the activity-based stock investment requirements for eligible advances in an amount up to the lower of (1) $250.0 million and (2) 25 percent of the excess stock pool (the lower amount being the available excess stock pool). As of December 31, 2010, the pro forma excess stock pool was $1.9 billion and so the available pro forma excess stock pool was $250.0 million.

At the time a member borrows an eligible advance, it may use shares from the available excess stock pool to satisfy, in full or in part, a deficiency in its activity-based stock investment requirement so long as each of the following conditions are satisfied:

•
the eligible advance giving rise to the pending deficiency in the member’s activity-based stock investment requirement must be scheduled for disbursement no later than two business days following the date of request;

•
the member must be requesting (i) a new eligible advance or (ii) the renewal of an existing eligible advance that was initially supported using the excess stock pool, Class A stock, or some combination of both;

•	the member must own no other stock that can be used to satisfy the activity-based stock investment requirement for the eligible advance, and therefore, must not own any excess stock shares; and

•	after giving effect to the eligible advance, the aggregate amount of that member’s use of Class B stock from the excess stock pool must be no greater than the lower of (A) and (B), where:

(A)    is the product of (1) 25 percent and (2) the available excess stock pool minus the aggregate amount of Class B stock being used by all members from the available excess stock pool at that time; and
(B)    the requesting member’s total amount of Class B stock owned.

Certain Considerations Arising from the Use of Stock from the Excess Stock Pool

Limitations on the use of stock from the excess stock pool have been established to address certain considerations, including:

•	safety and soundness, by limiting the amount of stock that can be allocated from the excess stock pool;

•	operations, by requiring that eligible advances be disbursed no later than two business days following the date of request;

•	fairness and availability, by limiting each member’s total access; and

•
the primary purpose of the amendments, namely to encourage new borrowings by Bank members that cannot borrow without purchasing additional Class B stock, by limiting the instances in which stock from the excess stock pool can be used to satisfy activity-based stock investment requirements.

To further address the foregoing considerations regarding promoting the availability of the use of Class B stock from the excess stock pool and regarding safety and soundness, the amendments include that:

•
if a member owns stock of a class that is available to be used to satisfy, in full or in part, the activity-based stock investment requirement of an eligible advance that was originally supported by use of stock from the excess stock pool, such available stock will be applied to satisfy those capitalization requirements, and the member’s use of the excess stock pool will be reduced by the amount of owned shares that are applied to satisfy the member’s total stock investment requirement;

•
should the amount of the excess stock pool fall to an amount equal to or lower than $750 million, the Bank’s management will promptly determine whether the continued use of the excess stock pool is consistent with the Bank’s strategic plans and its safety and soundness and make a recommendation to the Bank’s board of directors whether the use of the excess stock pool should be continued based on that determination; and

•	the Bank will not repurchase excess Class B stock from members until the use of the excess stock pool is discontinued.

Discontinuance of the Use of the Excess Stock Pool

The Bank's board of directors has the right to suspend the use of the excess stock pool at any time. Additionally, the authority to use shares from the excess stock pool to support eligible advances will terminate on the earlier of December 8, 2013, or the date on which the Bank resumes repurchasing excess Class B stock. The amendments require the Bank to provide notice of the discontinuance of the use of the excess stock pool no later than six months prior to the effectiveness of the discontinuance (such date referred to as the required stock purchase date). During such six month period, no additional shares from the excess stock pool will be allocated. Each member supporting eligible advances using the excess stock pool will be required to satisfy its related activity-based stock investment requirement by either purchasing the required stock or reducing its activity-based stock investment requirement on or prior to the required stock purchase date.

As of the date of this report, the Bank expects to consider providing notice of the discontinuance of the use of the excess stock pool on or about June 30, 2011, with a required stock purchase date to occur on or about six months following the date of the notice of discontinuance.

Issuance of Class A Stock

The amendments authorize the Bank to issue Class A stock which may be used to satisfy the activity-based stock investment requirements for eligible advances, however the Bank does not intend to issue Class A stock at this time. Any Class A stock issued, subject to applicable regulations in all respects, would have the following features:

•	Class A stock would be issued, redeemed, and repurchased only at a par value of $100 per share.

•
Class A stock would only be issued to members to satisfy a member’s activity-based stock investment requirement for (i) a new eligible advance or (ii) renewal of an existing eligible advance initially supported by the excess stock pool and only in the case where a member had no excess Class B stock available to support a new eligible advance or to renew an existing eligible advance.

•	Excess Class A stock would be redeemable in cash on six months’ written notice to the Bank (as opposed to five years’ written notice prior to the redemption of excess Class B stock).

•
Dividends may be paid on Class A stock at the discretion of the board of directors, however, any such dividends are required to be less than or equal to the dividend rate on Class B stock at that time.

•	Class A stock will not have any voting rights.

•	Class A stock will have equal priority with Class B stock at liquidation, subject to applicable regulations.

Even if the Bank should determine to issue Class A stock, the amendments provide that the Bank will issue Class B stock in lieu of Class A stock to any member that requests it.

Certain Considerations from the Issuance of Class A Stock

The Bank is subject to certain regulatory capital requirements, however only Class B stock and retained earnings (together, referred to as permanent capital) can satisfy those requirements. For a description of those requirements, see Capital. Accordingly, to limit the growth of Class A stock relative to permanent capital, the issuance of Class A stock is subject to the following additional limitations and controls:

•
The Bank may not issue Class A stock to, or repurchase stock from, a member if such issuance or repurchase would cause that member’s amount of Class A stock to be greater than its amount of Class B stock.

•
The Bank may not issue Class A stock if such issuance will cause the aggregate amount of all members’ outstanding Class A stock to exceed 20 percent of the Bank’s aggregate amount of all outstanding stock.

•
Subject to applicable regulations and any other limitations established by the Finance Agency, excess Class A stock may be repurchased at the Bank’s discretion, however a member’s excess Class A stock must be repurchased in full prior to the Bank’s repurchase of that member’s excess Class B stock.

•	The board of directors or a board committee may suspend the issuance of Class A stock if:

▪	The Bank is required to suspend such issuance by the Finance Agency;

▪	The Bank determines that the continued issuance of Class A stock may cause the Bank to fail to meet its minimum capital requirements as set forth in applicable regulations;

▪	Such issuance would prevent the Bank from maintaining adequate capital against a potential risk that may not be adequately reflected in the Bank’s minimum capital requirements; or

▪	Such issuance would otherwise prevent the Bank from operating in a safe and sound manner.

Joint Capital Enhancement Agreement

On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement with each of the other 11 FHLBanks, as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Generally, the agreement provides that each FHLBank will allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. The FHLBanks' obligation to REFCorp is described under Item 1 — Business — Assessments. Amounts in the restricted retained earnings account cannot be used to pay dividends. The allocation percentage is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. The agreement requires each FHLBank to contribute to its restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total consolidated obligations (excluding fair-value adjustments) for the calendar quarter (total required contribution). At December 31, 2010, the Bank's total required restricted retained earnings under the agreement would have been $549.2 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

•	that amounts held in the Bank's unrestricted retained earnings account may not be transferred into the restricted retained earnings account;

•
during the dividend restriction period, the Bank shall redeem or repurchase capital stock only at par value, and shall only conduct such redemption or repurchase if it would not result in the Bank's total regulatory capital falling below its aggregate paid in amount of capital stock;

•
that any quarterly net losses will be netted against the Bank's other quarters' net income during the same calendar year so that the minimum required annual allocation into the Bank's restricted retained earnings account is satisfied;

•
if the Bank incurs net losses for a cumulative year-to-date period resulting in a decline to the balance of its restricted retained earnings account, the Bank's required allocation percentage will increase from 20 percent to 50 percent of quarterly net income until its restricted retained earnings account balance is restored to an amount equal to the regular required allocation (net of the amount of the decline);

•
if the Bank sustains a net loss for a calendar year, the net loss will be applied to reduce the Bank's retained earnings that are not in the Bank's restricted retained earnings account to zero prior to application of such net loss to reduce any balance in the Bank's restricted retained earnings account;

•	if the balance in the Bank's restricted retained earnings account exceeds 150 percent of its total required contribution to the account, the Bank may release such excess from the account;

•
in the event of the liquidation of the Bank, or the taking of the Bank's retained earnings by future federal action, such event will not affect the rights of the Bank's Class B stock holders under the FHLBank Act in the Bank's retained earnings, including those held in the restricted retained earnings account; and

•	the Bank will submit an application to the Finance Agency to request approval to amend its capital plan consistent with the terms of the agreement.

The agreement will terminate upon an affirmative vote of two-thirds of the boards of directors of the then existing FHLBanks; or automatically, if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of:

•	creating any new or higher assessment or taxation on the net income or capital of any FHLBank;

•	requiring the FHLBanks to retain a higher level of restricted retained earnings than what is required under the agreement; or

•
establishing general restrictions on dividend payments requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account than the amount specified in the agreement, or prohibiting dividend payments from any portion of an FHLBank's retained earnings not held in the restricted retained earnings account.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

The Bank's significant off-balance-sheet arrangements consist of the following:

•    commitments that legally bind and obligate the Bank for additional advances;

•    standby letters of credit;

•    commitments for unused lines-of-credit advances;

•    standby bond-purchase agreements with state housing authorities; and

•    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Commitments and Contingencies.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks supports a $300 million annual annuity with a final maturity date of April 15, 2030.

Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on the Bank's net income of $106.6 million for the year ended December 31, 2010, the Bank's AHP assessment was $11.8 million and the REFCorp assessment was $26.6 million for the year ended December 31, 2010. See Item 1 — Business — Assessments for additional information regarding REFCorp and AHP.
Contractual Obligations. The following table presents contractual obligations of the Bank as of December 31, 2010.
Contractual Obligations as of December 31, 2010
(dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$34,800,725	$12,400,350	$13,936,830	$4,757,845	$3,705,700
Estimated interest payments on long-term debt(2)	2,879,124	670,588	937,336	499,989	771,211
Operating lease obligations	33,035	3,684	4,847	4,642	19,862
Mandatorily redeemable capital stock	90,077	—	86,598	3,479	—
Commitments to invest in mortgage loans	28,217	28,217	—	—	—
Pension and post-retirement contributions	7,713	5,558	307	402	1,446
Total contractual obligations	$37,838,891	$13,108,397	$14,965,918	$5,266,357	$4,498,219
_______________________

(1)
Includes CO bonds outstanding at December 31, 2010, at par value, based on contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2010, has been used to project future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

As discussed under Executive Summary, on October 26, 2010, the Bank entered into a new lease pursuant to which the Bank will lease approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Commitments and Contingencies for the future minimum lease rentals.

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

Accounting for Derivatives
Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of the Bank's derivatives are either: 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 2) derivative contracts structured to offset some or all of the risk exposure inherent in its member-lending, investment, and funding activities. The Bank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the Bank's reported earnings may exhibit considerable variability. The Bank generally employs hedging techniques that are effective under the hedge-accounting requirements. However, not all of the Bank's hedging relationships meet the hedge-accounting requirements. In some cases, the Bank has elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Agency regulation and Bank policy, derivative instruments that do not qualify as hedging instruments pursuant to GAAP may be used only if the Bank documents a nonspeculative purpose.
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
For derivative instruments and hedged items that meet the requirement described above, the Bank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2010, the Bank held derivatives that are marked to market with no offsetting qualifying hedged item including $16.5 million notional of interest-rate caps and floors, $298.3 million notional of interest-rate swaps, and $28.2 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2010, was an unrealized loss of $11.9 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Change in Fair Value of Undesignated Derivatives
As of December 31, 2010
(dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate floors, and swaps(1)	$7,960	$15,609
_______________________
(1)    Given the low interest-rate environment experienced at the end of 2010, the Bank does not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock is representative of potential shifts in the instruments' values.
These derivatives economically hedge certain advances and the trading securities portfolio. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under the Bank's risk-management program. The Bank's projections of changes in value of the derivatives have been consistent with actual experience.
Fair-Value Estimates

The Bank measures certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a non-recurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair values play an important role in the valuation of certain Bank assets, liabilities, and derivative transactions. Accounting guidance defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value, and requires certain disclosures for fair-value measurements. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Fair Values.
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
Accounting guidance establishes a three-level fair value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the fair-value hierarchy are described below:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

•	Level 3 – Unobservable inputs.
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
During the quarter ended March 31, 2010, the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations and certificates of deposit and during the quarter ended September 30, 2010, the Bank changed the methodology used to estimate the fair value of certificates of deposit. The changes are consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets. Prior to adopting the new methodology, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank's estimated fair values of these investment securities.
Certain held-to-maturity private-label MBS carried at amortized cost that have been written down to fair value as of December 31, 2010, due to other-than-temporary impairment, are classified as nonrecurring. The fair value of these Level 3 nonrecurring financial assets totaled $119.4 million at December 31, 2010.
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
The Bank typically pays more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the mortgages as a reduction in their book yields (that is, interest income). Similarly, if the Bank pays less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates. While changes in interest rates have the greatest effect on the extent to which mortgages may prepay, in general prepayment behavior can also be affected by factors not contingent on interest rates. Generally, however, when interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
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
The effect on net income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2010, 2009, and 2008, was a net increase (reduction) of income of $2.0 million, $15.8 million, and ($8.4 million), respectively.
Allowance for Loan Losses
Advances. The Bank has experienced no credit losses on advances and management currently does not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, no allowance for losses on advances is deemed necessary.
At December 31, 2010, and December 31, 2009, the Bank had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. Management believes that policies and procedures are in place to appropriately manage the credit risk associated with advances.
Mortgage Loans. The Bank invests in both conventional mortgage loans and government-guaranteed or -insured mortgage loans under the MPF program. Management has determined that no allowance for losses is necessary for government-guaranteed or -insured loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by supplemental mortgage insurance purchased by the member. The credit enhancement is the participating financial institution's potential loss in the second-loss position after the first loss account is exhausted. The Bank incurs all losses in excess of the credit enhancement.
However, as of December 31, 2010 and 2009, the allowance for loan losses on the conventional mortgage-loan portfolio was $8.7 million and $2.1 million, respectively. The allowance reflects the Bank's estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2010 and 2009.
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
While the Bank has not changed its base methodology for calculating the allowance for loan losses during 2010, the key variables that drive the calculation have changed to reflect the deterioration in portfolio performance and economic conditions. In particular, the loss severity estimates that the Bank applies to defaulted loans have been increased to reflect the deterioration in house prices. The change resulted in an increase to assumed loan losses on certain master commitments that were in excess of what the Bank could expect to recover from the withholding of future credit enhancement fees to offset those expected losses.

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

•     will consult with any other FHLBank that holds any common private-label MBS with it to ensure consistent results regarding the recognition of other-than-temporary impairment, including the determination of fair value and the credit-loss component, for each such security;

•     is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields; and

•     may engage another FHLBank to perform the cash-flow projections underlying its other-than-temporary impairment determination.
The modeling assumptions, inputs, and methodologies for the other-than-temporary impairment analyses of the Bank’s private-label residential MBS are material to the determination of other-than-temporary impairment. Accordingly, management has reviewed the assumptions approved by the FHLBanks' OTTI Governance Committee and determined that they are reasonable. We base this view on our review of the methodology used to derive and / or formulate these assumptions, by monitoring trends in the behavior of the underlying collateral, and by comparison to "most likely" projections reported by various market observers and participants. However, any changes to the assumptions, inputs, or methodologies for the other-than-temporary impairment analyses as described in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.
In accordance with related Finance Agency guidance, the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for certain of its residential private-label MBS, as described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment. The Bank has tested the results of the FHLBank of San Francisco and the FHLBank of Chicago cash-flow modeling based on the Bank's internal modeling and determined that these results are reasonable. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying the Bank's MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. These analyses are based on the expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect the Bank's investment. Model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral in conjunction with credit enhancements to fully return all contractual cash flows. For securities that have credit insurance from third parties, the Bank performs a qualitative assessment as to the ability of the respective insurer to cover any projected shortfall of principal or interest for the security as further discussed in — Financial Condition — Investment Credit Risks.
Significant inputs to the analyses of these securities include projected prepayment rates, default rates, and loss severities. Since December 31, 2008, the Bank has used increasingly stressful assumptions that reduce its projections of prepayment rates and increase its projections of default rates and loss severities for the loans underlying these securities. Despite some signs of economic recovery, the Bank has again increased the severity of its assumptions for the assessment for the quarter ended December 31, 2010, based on trends impacting the underlying loans; such trends including continued elevated unemployment rates, some further decline in housing prices followed by slower housing price recovery, and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.
Certain private-label MBS owned by the Bank are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. Beginning with the cash-flow analysis for the fourth quarter of 2009, the burn-out period for each monoline insurer was incorporated in the third-party cash-flow model, as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit impaired.
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
See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.
In addition to evaluating its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the FHLBanks' OTTI Governance Committee.

The more stressful scenario was based on a housing price forecast that was 5 percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. The Bank's base-case housing price forecast as of December 31, 2010, assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the three to nine-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0 percent to 2.8 percent in the first year, 0.0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. Under the more stressful scenario, home prices were projected to be 5 percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 6 percent to 15 percent over the three-to nine-month period beginning October 1, 2010.

Thereafter, home prices were projected to recover using one of five different adverse scenario recovery paths that vary by housing market. Under the adverse recovery paths, home prices were projected to increase within a range of 0.0 percent to 1.9 percent in the first year, 0.0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of December 31, 2010 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the Quarter Ended December 31, 2010	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	—	$—	$—	3	$58,736	$(1,576)
Alt-A	70	1,593,832	(25,541)	104	2,186,767	(116,919)
Subprime	3	2,531	(79)	4	3,041	(279)
Total private-label MBS	73	$1,596,363	$(25,620)	111	$2,248,544	$(118,774)

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on the Bank's recent accounting developments.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment for the Bank has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Act on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from non-FHLBank financial regulators, such as the FDIC, have added to the climate of rapid regulatory change. The Bank expects 2011 to involve additional, significant legislative and regulatory changes as regulations are issued to implement the Dodd-Frank Act and proposals for housing GSE reform are introduced.

Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full impact of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

The Dodd-Frank Act's Impact on the Bank's Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps is intended to reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk-management tools for the Bank.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Any such margin and capital requirements may adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making uncleared trades more costly and less attractive as risk management tools for the Bank.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission and/or the SEC. Based on definitions in the proposed rules jointly issued by the U.S. Commodity Futures Trading Commission and SEC, it seems unlikely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. It also seems unlikely that the Bank will be required to register as a “swap dealer” with respect to derivative transactions that it enters into with dealer counterparties for the purpose of hedging and managing its interest-rate risk, which constitute the great majority of the Bank's derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the U.S. Commodity Futures Trading Commission as a swap dealer based on the intermediated “swaps” that the Bank may enter into with its members. The Bank suspended offering this service in October 2010 pending regulatory certainty.

It is also unclear how the final rule will treat caps, floors, and other derivatives embedded in member advances. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed rules. Accordingly, it is not known at this time whether certain transactions between the Bank and its member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the rules, the Bank may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require the Bank to register as a swap dealer.

Designation as a swap dealer would subject the Bank to significant additional regulation and cost including registration with the U.S. Commodity Futures Trading Commission, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed rule would permit the Bank to apply to the U.S. Commodity Futures Trading Commission to limit such designation to those specified activities as to which the Bank is acting as a swap dealer. Thus, the hedging activities of the Bank may not be subject to the full requirements that are generally imposed on traditional swap dealers.

The Bank, together with the other FHLBanks, is actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.

Further, a Finance Agency advisory bulletin on derivatives reforms under the Dodd-Frank Act provides that:

•
each FHLBank should be prepared to comply with all relevant aspects of the swaps reporting requirements and to continue to transact in a fully compliant manner in any swaps or types of swaps that are necessary and appropriate for prudent risk management;

•
each FHLBank should develop a comprehensive implementation plan to be approved by its board of directors by May 31, 2011 and work with futures commission merchants and others so as to be prepared to comply with the U.S. Commodity Futures Trading Commission's final rules; and

•
update its policies and procedures to ensure the capability to make certain evaluations of futures commission merchants and DCOs and support the timely and accurate reporting of all required data for both cleared and non-cleared swaps.

The Bank is taking steps to comply with the advisory bulletin.

Other Regulatory Activity Pursuant to the Dodd-Frank Act

Oversight Council and Federal Reserve Board-Proposed Rules Regarding Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule with a comment deadline of February 25, 2011, that would implement their authority to subject nonbank financial companies to the supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. The rule provides certain factors that the Oversight Council will consider in determining whether to subject a nonbank financial company to such supervision and prudential standards. These factors include the availability of substitutes for the financial services and products the entity provides as well as the entity's size, interconnectedness with other financial firms, leverage, liquidity risk, and existing regulatory scrutiny.

On February 11, 2011, the Federal Reserve Board issued a proposed rule with a comment deadline of March 30, 2011, that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve Board's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

The Bank would be predominantly engaged in financial activities under either prong of the proposed test. Pertinent to the Bank, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company with $50 billion or more in total assets as of the end of its most recently completed fiscal year. The Bank had $58.6 billion in total assets at December 31, 2010.

If the Bank is determined to be a nonbank financial company subject to the Federal Reserve Board's regulatory oversight, then the Bank's operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight.

Oversight Council Recommendations on Implementing the Volcker Rule. In January, 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the FHLBanks are subject to the Volcker Rule, then the Bank could be subject to additional limitations on the composition of its investment portfolio beyond existing Finance Agency regulations. These limitations could result in less profitable investment alternatives. Further, complying with related regulatory requirements would likely increase the Bank's regulatory burden with attendant incremental costs.

FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC adopted a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010, until January 1, 2013. Deposits are a source of liquidity for our members and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, tends to weaken member demand for Bank advances.

FDIC Final Rule on Assessment System. In February 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, FHLBank advances will be included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for our advances.

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule with a comment deadline of March 28, 2011, on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company (not including FDIC-insured depository institutions) in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things, that:

•	all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	to the extent that any portion of a secured creditor's claim is unsecured, it will absorb losses along with other unsecured creditors; and

•	secured obligations collateralized with U.S. government obligations will be valued at fair market value.

Housing GSE Reform

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America's Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace and noted that the Obama Administration would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the housing market will be substantially reduced. Specifically, with respect to the FHLBanks, the report stated the Obama Administration supports limiting the level of advances, limiting membership to a single FHLBank, and reducing portfolio investments, consistent with the FHLBanks' mission of providing liquidity and access to capital for insured depository institutions. If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be limited in their ability to make advances to their members and subject to additional limitations on their investment authority.

The report also supports consideration of the development of a covered bond market. A developed covered bond market could compete with FHLBank advances.

Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities. The Bank has traditionally allocated a significant portion of its investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, the Bank's investment strategies may be impacted by the winding down of those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may determine to increase their mortgage loans held in portfolio which could potentially increase demand for FHLBank advances. In any case, the impact of housing GSE reform on the Bank will depend on the content of legislation that is enacted to implement housing GSE reform.

Finance Agency Regulatory Actions

Finance Agency Final Rule on Restructuring the Office of Finance. On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance’s board of directors that became effective on June 2, 2010. Among other things, the regulation: (1) increased the size of the board such that it is now comprised of the 12 FHLBank presidents and five independent directors; (2) created an audit committee; (3) provided for the creation of other committees; (4) set a method for electing independent directors along with setting qualifications for these directors; and (5) provided that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The audit committee may only be comprised of five independent directors and has been charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks.

Finance Agency Final Rule on Reporting Fraudulent Financial Instruments and Loans. On January 27, 2010, the Finance Agency issued a final regulation, which became effective on February 26, 2010, requiring the FHLBanks to report to the Finance Agency any such entity’s purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. The Bank is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to support the discovery and reporting of fraud or possible fraud. The adopting release provides that the regulation will apply to all of the Bank’s programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for the Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, such guidance has not yet been issued. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has issued its guidance.

Finance Agency Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks. The rule provides the factors that the Director may consider in making this determination including such FHLBank’s:

•	current or anticipated declines in the value of assets held by it;

•	its ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	such FHLBank's material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	the ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. Should the Bank be required to increase its minimum capital level, the Bank may need to require additional stock purchases from its members and/or lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, the Bank may try to satisfy the increased requirement by disposing of assets to lower the size of its balance sheet relative to its total outstanding stock, which disposal could adversely impact the Bank’s results of operations and ability to satisfy its mission.

Finance Agency Final Rule on the Office of Minority and Women Inclusion. On December 20, 2010, the Finance Agency issued a final rule requiring the FHLBanks to promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities. The rule requires, among other things, each FHLBank to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule’s requirements at every level of the organization including management, employment and contracting. Additionally, the rule requires the Bank to make certain periodic reports on its compliance with the rule to the Director of the Finance Agency. The Bank expects that complying with the rule will increase the Bank’s regulatory burden with attendant incremental costs but cannot establish any meaningful projections yet regarding such costs as it continues to develop strategies to comply with the rule.

Finance Agency Final Rule on FHLBank Directors’ Eligibility, Elections, Compensation, and Expenses. On April 5, 2010, the Finance Agency issued a final rule on FHLBank director elections, compensation, and expenses. Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final rule, among other things: allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; requires FHLBanks to adopt a written compensation and reimbursement of expenses plan; prescribes certain related reporting requirements; and prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings.

Finance Agency Final Rule on the Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLBank Members and Their Affiliates. On December 9, 2010, the Finance Agency issued a final rule that, among other things:

•	provides the Bank regulatory authority to receive community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and

•
codifies the Finance Agency's position that secured lending to a member by an FHLBank in any form is an “advance” and therefore subject to all requirements applicable to an advance, including stock investment requirements. However, the final rule (i) clarifies that it was not intended to prohibit a Bank's derivatives activities with members or other obligations that may cause a credit exposure to a Bank but that do not arise from a Bank's lending of cash funds, and (ii) does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have prohibited the Bank from entering into many of the repurchase transactions that it currently enters for liquidity and investment purposes.

Finance Agency Proposed Rule on Voluntary FHLBank Mergers. On November 26, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 25, 2011, that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Pursuant to the proposed rule, two or more FHLBanks may merge provided:

•	such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	such FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director of the Finance Agency;

•	the Director of the Finance Agency has granted preliminary approval of the merger;

•	the members of each such FHLBank ratify the merger agreement; and

•	the Director of the Finance Agency has granted final approval of the merger agreement.

Finance Agency Proposed Rule on Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a proposed rule with a comment deadline of September 7, 2010, that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBanks and the Office of Finance. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid.

Finance Agency Advance Notice of Proposed Rule Regarding FHLBank Members. On December 27, 2010, the Finance Agency issued an advance notice of a proposed rule with a comment deadline of March 28, 2011, which provides that the Finance Agency is reviewing its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.

The Bank’s results of operations may be adversely impacted should the Finance Agency ultimately issue a regulation that excludes prospective institutions from becoming Bank members or precludes existing members from continuing as Bank members due to the reduced business opportunities that would result.
Finance Agency Advance Notice of Proposed Rule on the use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advance notice of a proposed rule with a comment deadline of March 17, 2011, that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments, and COs.

Finance Agency Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule with a comment deadline of April 11, 2011, that would restrict the Bank from acquiring, or taking security interests in mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the Bank from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants that pay a private transfer fee to a homeowner association, condominium, cooperative, or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule would also prohibit the Bank from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank would be required to comply with the regulation within 120 days of the publication of the final rule.

Finance Agency Proposed Rule on Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the Finance Agency issued a proposed rule with a comment deadline of October 12, 2010, that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed.

Finance Agency Proposed Rule on FHLBank Liabilities. On November 8, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 7, 2011, that would, among other things:

•	reorganize and re-adopt Finance Board regulations dealing with COs, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for COs;

•	implement recent statutory amendments that removed authority from the Finance Agency to issue COs;

•
specify that the FHLBanks issue COs that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and

•	provide that COs are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank

Act.

The adoption of the proposed rule would not have any adverse impact on the FHLBanks’ joint and several liability for the payment of principal and interest on COs.
Finance Agency Proposed Rule on FHLBank Investments. On May 4, 2010, the Finance Agency issued a proposed rule with a comment deadline of July 6, 2010, that, among other things, requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLBank’s level of retained earnings.

Additional Developments

Final SEC Rule on Money-Market Reform. On March 4, 2010, the SEC issued a final rule, amending the rules governing money-market funds under the Investment Company Act. These amendments have resulted in certain tightened liquidity requirements, such as maintaining certain financial instruments for short-term liquidity, reducing the maximum weighted-average maturity of portfolio holdings, and improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of daily liquid assets and weekly liquid assets and will encompass FHLBank discount notes with remaining maturities of up to 60 days in the definition of weekly liquid assets. The final rule’s requirements became effective on May 5, 2010.

Expiration of Authority to Issue Tax-Exempt Letters of Credit. The Bank's authority to issue letters of credit to support nonhousing-related tax-exempt state and local bond issuances on behalf of members generally expired on December 31, 2010, in accordance with HERA, although an FHLBank may renew a letter of credit issued between the date of enactment of HERA and December 31, 2010.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely impact member demand for advances and/or investor demand for COs.

RECENT REGULATORY ACTIONS

All FHLBanks have joint and several liability for FHLBank COs. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal or interest on COs for which another FHLBank is the primary obligor. The Bank has never been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The par amount of the outstanding COs of all 12 FHLBanks was $796.4 billion and $930.6 billion at December 31, 2010, and December 31, 2009, respectively.

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
The following table provides credit ratings of each of the FHLBanks as of February 28, 2011, from S&P and Moody's.

Federal Home Loan Banks Long-Term and Short-Term Credit Ratings As of February 28, 2011

	S&P		Moody's
	Long-Term/ Short-Term Rating	Outlook	Long-Term/ Short-Term Rating	Outlook
FHLBank of Atlanta	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Boston	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Chicago	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Cincinnati	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Dallas	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Des Moines	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Indianapolis	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of New York	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Pittsburgh	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of San Francisco	AAA/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Seattle	AA+/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Topeka	AAA/A-1+	Stable	Aaa/P-1	Stable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest-Rate Risk

Sources and Types of Market and Interest-Rate Risk

Market risk is the impact that changes in interest rates could have on the Bank’s earnings, market value and economic value. Market risk arises in the normal course of business: from the Bank’s investment in mortgage assets, where risk cannot be eliminated; from the fact that assets and liabilities are priced in different markets; and from tactical decisions to, from time to time, assume some risk to generate income.

The Bank's balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of the Bank's balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on the Bank.
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
Further, moves in yield curves associated with the Bank's assets and liabilities that are not symmetrical create risks that changes in individual portfolio or instrument valuations, or changes in projected income, will not be equally offset by a similar move in the associated funding or investment.
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
The Bank also incurs interest rate risk in the investment of its non-interest bearing member stock capital in interest earning assets. Traditionally the Bank has sought to invest its capital in liquid short-term money market assets to maintain liquidity and to provide its members with a money market-based return on capital. However, this capital investment in money market assets exposes the interest income earned to the level and volatility of rates in the markets. As the Federal Reserve has sought to stimulate the U.S. economy during the prolonged economic recession through a low rate accommodative policy, this has exposed the Bank to net interest income realized on its member stock capital investment lower than could be realized on alternative longer term investments.
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
When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if the Bank invests in LIBOR-based floating-rate assets and funds those assets with short-term discount notes, potential compression in the spread between LIBOR and discount note rates may adversely affect the Bank's net income.
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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2010, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $13.6 billion, compared with $13.3 billion at December 31, 2009. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.7 billion and $2.9 billion at December 31, 2010, and December 31, 2009, respectively.

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

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt to maintain the Bank's asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both December 31, 2010, and December 31, 2009, this portfolio of investments had an amortized cost of $1.1 billion.

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

The Bank also uses interest-rate swaps to manage the fair-value sensitivity of the portion of its MBS portfolio that is classified as trading securities. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

Mortgage Loans

The Bank manages the interest-rate and prepayment risk associated with mortgage loans through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

The Bank mitigates much of its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank's option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and noncallable long-term debt to reprice debt when mortgages prepay faster or slower than expected. The Bank's debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of the Bank's mortgage assets and debt will be affected by changes in interest rates. The Bank may incorporate the use of derivatives if the correlation with mortgage assets is higher than cash instruments. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $12.0 billion, or 34.5 percent of the Bank's total outstanding CO bonds at December 31, 2010, down from $13.9 billion, or 39.0 percent of total outstanding CO bonds, at December 31, 2009. There were no CO discount notes used in conjunction with interest-rate-exchange agreements at December 31, 2010. Total CO discount notes used in conjunction with interest-rate-exchange agreements was $935.0 million, or 4.2 percent of the Bank's total outstanding CO discount notes, at December 31, 2009. Because the interest-rate swaps and hedged CO bonds and discount notes trade in different markets, they are subject to basis risk that is reflected in the Bank's Value at Risk (VaR) calculations and fair value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the CO bonds, that are attributable to changes in the benchmark LIBOR interest rate.

Measurement of Market and Interest-Rate Risk

The Bank measures its exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest rate volatility, spreads, and market prices. The Bank also measures the duration gap of its assets and liabilities.
The Bank uses sophisticated quantitative systems to evaluate its risk position. These systems are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans; MBS; callable bonds and swaps; and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

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

Market Value of Equity Estimation and Market Risk Limit. MVE is the net economic value (or net present value) of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is therefore a theoretical measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by the Bank through the spread between asset market curves and the market curves for funding costs.

For purposes of measuring this ratio, the BVE is equal to the Bank's permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At December 31, 2010, the Bank's MVE was $3.5 billion and its BVE was $4.0 billion. At December 31, 2009, the Bank's MVE was $2.9 billion and its BVE was $3.9 billion. The Bank's ratio of MVE to BVE was 87.8 percent at December 31, 2010, up from 74.8 percent at December 31, 2009.

The primary drivers for the improvement in the Bank's MVE to BVE ratio since December 31, 2009, were:

•
improvement in prices for the Bank's private-label MBS holdings, which increased over the course of 2010 from levels observed at December 31, 2009, reflecting a slow return of liquidity to this market sector;

•	the broad-based decline in market yields experienced over the course of 2010, which caused the Bank's MVE to BVE ratio to improve; and

•
a relative decline in LIBOR and swap yields was greater than the decline in the Bank's funding curve, resulting in LIBOR-based assets appreciating in value more than deterioration in the value of the Bank's debt.

In December 2010, the Bank adopted a target of a 100 percent ratio between its MVE to the par value of its Class B stock (referred to here as Par Stock), reflecting the Bank's intent to preserve the value of its members' capital investment in the Bank. As of December 31, 2010, that ratio was 93.6 percent, with the shortfall primarily reflecting the ongoing discounted value of the Bank's private-label MBS holdings. The Bank isolates the long-term impact of the depressed prices of its private-label MBS portfolio on its MVE, and has established a limit of 100 percent on the ratio of MVE to par stock when the impact of market illiquidity on MVE is removed, referred to as adjusted MVE. Under this measurement, the portion of the discounted price not attributable to credit losses is added back to market value. As of December 31, 2010, the ratio of adjusted MVE to par stock was 108.7 percent.

The following chart indicates the improvement in the Bank's MVE/BVE and MVE/par stock ratios over the preceding quarters, reflecting the factors listed previously.

Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-

balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario's likelihood.

VaR. VaR measures the change in the Bank's MVE to a ninety-ninth percent confidence interval, based on a set of stress scenarios based on historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to the beginning of 1978, consistent with Finance Agency regulations. The Bank's risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' risk committee of such breach and to take steps to reduce the risk exposure.
The Bank complied with this limit at all times during 2010.

The table below presents the historical simulation VaR estimate as of December 31, 2010, and December 31, 2009, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2010		December 31, 2009
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.15)%	$(5.4)	(0.21)%	$(6.1)
75%	0.63	22.2	1.61	46.8
95%	2.27	79.9	4.67	135.5
99%	3.22	113.2	7.16	207.4
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

The following table outlines the Bank's VaR exposure to the ninety ninth percentile, consistent with Finance Agency regulations, over 2010 and 2009.
Value-at-Risk
99th Percentile
(dollars in millions)

	2010	2009
Year ending December 31	$113.2	$207.4
Average VaR for year ending December 31	131.2	140.1
Maximum month-end VaR during the year ending December 31	195.4	207.4
Minimum month-end VaR during the year ending December 31	90.0	76.6

As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors declined to $113.2 million as of December 31, 2010, from $207.4 million as of December 31, 2009.

The decrease in VaR since December 31, 2009 resulted from certain factors experienced throughout 2010, including:

•	the broad-based decline in market yields, which improved the valuation of longer-term assets;

•
the greater decline in swap yields than experienced in the Bank's funding curve, which generally resulted in relatively lower forward curves used to value the Bank's LIBOR-based assets and the receive fixed derivatives than those used for its debt;

•	the extension of the maturity of certain Bank liabilities to reduce refunding concentrations and take advantage of periodic flattening of longer-term rates; and

•	the reduction in the Bank's total assets, which were $58.6 billion at December 31, 2010, compared with $62.5 billion at December 31, 2009.

Duration of Equity. A further measure of market risk employed by the Bank is its duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in market conditions including but not limited to prices, interest rates, and volatility. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and the converse holds true for increasing rate environments. The Bank established a limit of 5.0 years for duration of equity based on a balanced consideration of market value sensitivity and net interest income sensitivity. As of December 31, 2010, the Bank's duration of equity was +1.6 years, compared with +4.7 years at December 31, 2009. The Bank did not exceed its 5.0 year limit in 2010.

Since the second half of 2009, the Bank has taken steps to reduce its net interest income exposure to a prolonged period of low market yields, including its deliberate maintenance of positive duration of equity. The Bank has effected this strategy by deliberately mismatching by one year the maturity of some of its investments in GSE-issued securities, advances, and corporate debt issued under the FDIC's Temporary Liquidity Guarantee Program with the associated liabilities. This strategy is intended to prevent a significant reduction in the Bank's net interest spread in the event that interest rates remain at current low levels for an extended period. The Bank's net interest income sensitivity profile is traditionally asset sensitive so that higher market yields tend to result in higher income and lower market yields tend to reduce income. Therefore, adding longer-term assets without closely matched funding terms will lessen the impact of a low interest-rate environment on net interest income. As of December 31, 2010, the Bank had $4.7 billion in assets purchased as a means to deliberately extend its duration of equity compared with $2.3 billion in such assets as of December 31, 2009.
The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank's interest-rate risk exposure, the Bank removes noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2009 and 2010. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank's interest-rate risk profile than those inclusive of current spreads. As of December 31, 2010, management VaR stood at $78.4 million and management duration of equity was +1.6 years. As of December 31, 2009, management VaR stood at $167.7 million and management duration of equity was +3.2 years.

Duration Gap. The Bank measures the duration gap of its assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including but not limited to maturity and repricing cash flows, for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the market value of equity in response to changing interest rates. A positive duration gap means that the Bank's total assets have an aggregate duration, or sensitivity to interest rate changes greater than its liabilities, and a negative duration gap means that the Bank's total assets have an aggregate duration shorter than its liabilities. The Bank's duration gap was +1.1 months at December 31, 2010 compared with +2.6 months at December 31, 2009.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2010, showed that in the worst-case scenario, the Bank's return on equity falls to -20 basis points below the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank's return on equity does not reflect the potential impact of future credit losses.

Economic Capital Ratio Limit. The Bank has established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Finance Agency regulations require the Bank to maintain a regulatory capital ratio of book capital to book assets limit of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Capital. The Bank seeks to ensure that the regulatory capital ratio will not fall below the 4.0 threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting the Bank's balance sheet and derivatives at current market expectations of future values. The Bank's economic capital ratio was 5.9 percent as of December 31, 2010, compared to 4.6 percent as of December 31, 2009. The primary factors for the change in the economic capital ratio were:

•	the reduction in the Bank's total assets, which were $58.6 billion at December 31, 2010, compared with $62.5 billion at December 31, 2009; and

•	the lower market yields experienced throughout 2010.

The Bank's economic capital ratio was not below 4.0 percent at any time during 2010.

MPF Portfolio Management Action Trigger of 25 Percent of Bank VaR Limit. The Bank has established a management action trigger for VaR exposure from its investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of the Bank's overall VaR limit. While the Bank seeks to limit interest rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and Bank's funding curves. Accordingly, the Bank has adopted this management action trigger, which was $67.8 million at December 31, 2010, based on the Bank's overall VaR limit of $275.0 million. The Bank's actual MPF portfolio's VaR exposure at December 31, 2010, was $54.5 million, compared to $66.9 million as of December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Boston:
In our opinion, the accompanying statements of condition and the related statements of operations, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 18, 2011

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,151	$191,143
Interest-bearing deposits	155	81
Securities purchased under agreements to resell	2,175,000	1,250,000
Federal funds sold	5,585,000	5,676,000
Investment securities:
Trading securities	5,579,741	107,338
Available-for-sale securities - includes $102,949 and $82,148 pledged as collateral at December 31, 2010 and 2009, respectively that may be repledged	7,335,035	6,486,632
Held-to-maturity securities - includes $62,770 and $118,211 pledged as collateral at December 31, 2010 and 2009, respectively that may be repledged (a)	6,459,544	7,427,413
Total investment securities	19,374,320	14,021,383
Advances	28,034,949	37,591,461
Mortgage loans held for portfolio, net of allowance for credit losses of $8,653 and $2,100 at December 31, 2010 and 2009, respectively	3,245,954	3,505,975
Accrued interest receivable	145,177	147,689
Resolution Funding Corporation (REFCorp) prepaid assessment	13,590	40,236
Premises, software, and equipment, net	4,547	5,840
Derivative assets	14,818	16,803
Other assets	47,640	40,389
Total Assets	$58,647,301	$62,487,000
LIABILITIES
Deposits:
Interest-bearing	$711,222	$754,976
Non-interest-bearing	34,299	17,481
Total deposits	745,521	772,457
Consolidated obligations, net:
Bonds	35,102,750	35,409,147
Discount notes	18,524,841	22,277,685
Total consolidated obligations, net	53,627,591	57,686,832
Mandatorily redeemable capital stock	90,077	90,896
Accrued interest payable	141,141	178,121
Affordable Housing Program (AHP) payable	23,138	23,994
Derivative liabilities	729,220	768,309
Other liabilities	15,108	202,333
Total liabilities	55,371,796	59,722,942
Commitments and contingencies (Note 21)
CAPITAL
Capital stock – Class B – putable ($100 par value), 36,644 shares and 36,431 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,664,425	3,643,101
Retained earnings	249,191	142,606
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(15,193)	(90,060)
Net unrealized loss relating to hedging activities	(341)	(356)
Net noncredit portion of other-than-temporary impairment losses on investment securities	(621,528)	(929,508)
Pension and postretirement benefits	(1,049)	(1,725)
Total accumulated other comprehensive loss	(638,111)	(1,021,649)
Total capital	3,275,505	2,764,058
Total Liabilities and Capital	$58,647,301	$62,487,000
_______________________
(a)   Fair values of held-to-maturity securities were $6,564,181 and $7,422,681 at December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Years Ended December 31,
	2010	2009	2008
INTEREST INCOME
Advances	$408,578	$664,647	$1,979,653
Prepayment fees on advances, net	17,696	13,062	4,694
Interest-bearing deposits	—	10,855	178
Securities purchased under agreements to resell	6,002	4,795	12,035
Federal funds sold	12,210	9,624	34,593
Trading securities	15,361	3,092	4,843
Available-for-sale securities	73,567	15,446	31,693
Held-to-maturity securities	170,900	231,899	439,750
Prepayment fees on investments	174	794	3,884
Mortgage loans held for portfolio	166,024	193,761	208,841
Other	1	1	—
Total interest income	870,513	1,147,976	2,720,164
INTEREST EXPENSE
Consolidated obligations:
Bonds	541,896	682,336	1,214,031
Discount notes	30,325	153,094	1,154,405
Deposits	697	667	17,171
Mandatorily redeemable capital stock	—	—	1,189
Other borrowings	12	165	701
Total interest expense	572,930	836,262	2,387,497
NET INTEREST INCOME	297,583	311,714	332,667
Provision for credit losses	6,701	1,750	225
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	290,882	309,964	332,442
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(48,971)	(1,329,510)	(381,745)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(35,791)	885,442	—
Net other-than-temporary impairment losses on investment securities recognized in income	(84,762)	(444,068)	(381,745)
Loss on early extinguishment of debt	—	(66)	(2,699)
Service fees	7,044	4,031	4,564
Net unrealized gains (losses) on trading securities	6,644	(467)	(937)
Net (losses) gains on derivatives and hedging activities	(15,552)	1,970	(11,145)
Realized loss from sale of available-for-sale securities	—	—	(80)
Realized gain (loss) from sale of held-to-maturity securities	—	1,970	(52)
Other	382	(17)	134
Total other loss	(86,244)	(436,647)	(391,960)
OTHER EXPENSE
Compensation and benefits	32,609	33,574	30,595
Other operating expenses	18,649	19,455	20,062
Finance Agency/Finance Board	3,839	2,842	2,266
Office of Finance	3,235	2,922	2,268
Other	1,232	1,275	1,117
Total other expense	59,564	60,068	56,308
INCOME (LOSS) BEFORE ASSESSMENTS	145,074	(186,751)	(115,826)
AHP	11,843	—	—
REFCorp	26,646	—	—
Total assessments	38,489	—	—
NET INCOME (LOSS)	$106,585	$(186,751)	$(115,826)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Par Value			Total Capital
BALANCE, DECEMBER 31, 2007	31,638	$3,163,793	$225,922	$(2,201)	$3,387,514
Proceeds from sale of capital stock	9,646	964,587			964,587
Repurchase/redemption of capital stock	(4,557)	(455,641)			(455,641)
Shares reclassified to mandatorily redeemable capital stock	(880)	(88,019)			(88,019)
Comprehensive loss:
Net loss			(115,826)		(115,826)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities				(130,471)	(130,471)
Less: reclassification adjustment for realized net losses included in net income relating to available-for-sale securities				80	80
Reclassification adjustment for previously deferred hedging gains and losses included in income				(937)	(937)
Pension and postretirement benefits				(1,217)	(1,217)
Total comprehensive loss					(248,371)
Cash dividends on capital stock (3.86%)			(129,845)		(129,845)
BALANCE, DECEMBER 31, 2008	35,847	3,584,720	(19,749)	(134,746)	3,430,225
Cumulative effect of adjustment relating to amended other-than-temporary impairment guidance			349,106	(349,106)	—
Proceeds from sale of capital stock	574	57,419			57,419
Repurchase/redemption of capital stock	(15)	(1,548)			(1,548)
Net shares reclassified from mandatorily redeemable capital stock	25	2,510			2,510
Comprehensive loss:
Net loss			(186,751)		(186,751)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities				40,420	40,420
Noncredit portion of other-than-temporary impairment losses on investment securities				(1,133,259)	(1,133,259)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to investment securities				247,817	247,817
Accretion of noncredit portion of impairment losses on investment securities				305,040	305,040
Reclassification adjustment for previously deferred hedging gains and losses included in income				23	23
Pension and postretirement benefits				2,162	2,162
Total comprehensive loss					(724,548)
BALANCE, DECEMBER 31, 2009	36,431	3,643,101	142,606	(1,021,649)	2,764,058
Proceeds from sale of capital stock	248	24,793			24,793
Shares reclassified to mandatorily redeemable capital stock	(35)	(3,469)			(3,469)
Comprehensive income:
Net income			106,585		106,585
Other comprehensive income:
Net unrealized gains on available-for-sale securities				74,867	74,867
Noncredit portion of other-than-temporary impairment losses on investment securities				(35,052)	(35,052)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				70,843	70,843
Accretion of noncredit portion of impairment losses on investment securities				272,189	272,189
Reclassification adjustment for previously deferred hedging gains and losses included in income				15	15
Pension and postretirement benefits				676	676
Total comprehensive income					490,123
BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$(638,111)	$3,275,505
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$106,585	$(186,751)	$(115,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,616	(250,900)	(216,091)
Provision for credit losses	6,701	1,750	225
Change in net fair-value adjustments on derivatives and hedging activities	25,216	3,065	(9,122)
Net other-than-temporary impairment losses on investment securities recognized in income	84,762	444,068	381,745
Other adjustments	(366)	119	2,564
Realized loss from sale of available-for-sale securities	—	—	80
Realized (gain) loss from sale of held-to-maturity securities	—	(1,970)	52
Net change in:
Market value of trading securities	(6,644)	467	937
Accrued interest receivable	2,512	141,064	168,654
Other assets	88	6,465	(7,552)
Net derivative accrued interest	21,387	100,110	128,781
Accrued interest payable	(36,980)	(80,414)	(22,151)
Other liabilities	27,036	(17,971)	(71,655)
Total adjustments	136,328	345,853	356,467
Net cash provided by operating activities	242,913	159,102	240,641
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(74)	3,278,994	(3,279,025)
Securities purchased under agreements to resell	(925,000)	1,250,000	(2,000,000)
Federal funds sold	91,000	(3,136,000)	368,000
Premises, software, and equipment	(603)	(2,012)	(1,463)
Trading securities:
Net increase in short-term	(5,320,000)	—	—
Proceeds from long-term maturities	4,984	9,029	48,735
Proceeds from long-term sales	—	6,961	—
Purchases of long-term	(150,744)	(60,599)	—
Available-for-sale securities:
Net decrease (increase) in short-term	2,600,000	(2,600,000)	—
Proceeds from long-term maturities	562,447	68,638	30,558
Proceeds from long-term sales	—	21,685	41,512
Purchases of long-term	(3,927,482)	(2,932,290)	(91,666)
Held-to-maturity securities:
Net decrease in short-term	—	565,000	4,765,000
Proceeds from long-term maturities	2,087,869	1,860,903	2,287,669
Proceeds from long-term sales	—	21,606	5,648
Purchases of long-term	(1,086,852)	(1,433,282)	(3,437,748)
Advances to members:
Proceeds	145,943,626	311,110,344	955,149,820
Disbursements	(136,414,977)	(292,194,683)	(955,594,963)
Mortgage loans held for portfolio:
Proceeds	775,786	968,494	546,766
Purchases	(539,014)	(337,851)	(622,230)
Proceeds from sale of foreclosed assets	10,302	8,183	5,472
Net cash provided by (used in) investing activities	3,711,268	16,473,120	(1,777,915)

FINANCING ACTIVITIES
Net change in deposits	(29,869)	126,592	(118,882)
Net (payments) proceeds on derivative contracts with a financing element	(39,337)	(29,391)	35,062
Net proceeds from issuance of consolidated obligations:
Discount notes	1,250,316,460	1,261,974,918	1,221,133,927
Bonds	30,042,221	26,770,256	23,756,634
Bonds transferred from other FHLBanks	653,386	—	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,254,064,246)	(1,282,006,590)	(1,221,517,211)
Bonds	(31,038,293)	(23,338,470)	(22,106,023)
Proceeds from issuance of capital stock	24,793	57,419	964,587
Payments for redemption of mandatorily redeemable capital stock	(4,288)	—	(26,421)
Payments for repurchase/redemption of capital stock	—	(1,548)	(455,641)
Cash dividends paid	—	—	(129,846)
Net cash (used in) provided by financing activities	(4,139,173)	(16,446,814)	1,536,186
Net (decrease) increase in cash and due from banks	(184,992)	185,408	(1,088)
Cash and due from banks at beginning of the year	191,143	5,735	6,823
Cash and due from banks at end of the year	$6,151	$191,143	$5,735
Supplemental disclosures:
Interest paid	$600,289	$1,096,019	$2,553,254
AHP payments	$10,125	$8,919	$11,400
REFCorp assessments paid	—	—	$56,554
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$12,370	$8,786	$7,601

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
All members must purchase stock in the Bank as a condition of membership, as well as a condition of engaging in certain business activities with the Bank. Capital stock of former members will remain outstanding as long as business activities with those former members exist. See Note 17 — Capital for a complete description of the capital-stock-purchase requirements. As a result of these requirements, the Bank conducts business with related parties on a regular basis. The Bank considers related parties to be those members with capital stock outstanding in excess of 10 percent of the Bank's total capital stock outstanding. See Note 22 — Transactions with Related Parties and Other FHLBanks for additional information related to transactions with related parties.
With the passage of the Housing and Economic Recovery Act of 2008 (HERA), the Federal Housing Finance Agency (the Finance Agency) was established and became the new independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008. The former Federal Housing Finance Board (the Finance Board) was an independent agency in the executive branch of the U.S. government that supervised and regulated the FHLBanks and the Federal Home Loan Banks' Office of Finance (Office of Finance) through July 29, 2008. All existing regulations, orders, determinations, and resolutions of the Finance Board remain in effect until modified or superseded. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.
The Finance Agency's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency is responsible for ensuring that 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under HERA and the authorizing statutes, 3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with HERA and the authorizing statutes, and 4) the activities of each FHLBank and the manner in which such FHLBank is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations (COs) and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932 (the FHLBank Act), as amended, and applicable regulations, COs are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock – which is owned by the FHLBanks' current and former members – provide other funds. Each FHLBank primarily uses these funds to provide advances to members and also to fund other investments used for liquidity and leverage management. Certain FHLBanks also use these funds to purchase mortgage loans from members. In addition, some FHLBanks offer their member institutions correspondent services, such as wire transfer, investment securities safekeeping, and settlement services.

Note 1 — Summary of Significant Accounting Policies
Use of Estimates
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include but are not limited to, fair-value estimates, other-than-temporary impairment analysis, the allowance for loan losses, and deferred premium/discounts associated with prepayable assets. Actual results could differ from these estimates.
Fair Value

The fair-value amounts, recorded on the statement of condition and presented in the note disclosures, have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 — Fair Values for more information.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as collateralized financings.
Investment Securities
The Bank classifies investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis. The Bank also invests in certain certificates of deposits that meet the definition of a security and are classified as either held-to-maturity, available-for-sale, or trading.
Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. The Bank records changes in the fair value of these investments through other income as net unrealized gains (losses) on trading securities. Finance Agency regulation and the Bank's risk management policy prohibit trading in or the speculative use of these instruments and limit credit risk arising from these instruments.
Available-for-sale. The Bank classifies certain investments that are not classified as held-to-maturity or trading as available-for-sale and carries them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivative instruments, or in an economic hedging relationships, are recorded in accumulated other comprehensive loss as net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive loss as net unrealized loss on available-for-sale securities.
Held-to-Maturity. The Bank carries at amortized cost certain investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts using the level-yield method, and previous other-than-temporary impairment recognized in net income and accumulated other comprehensive loss.
Changes in circumstances may cause the Bank to change its intent to hold certain securities to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value, or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
Premiums and Discounts. The Bank amortizes premiums and accretes discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time the Bank changes the estimated life, based on actual prepayments received and changes in expected prepayments, as if the new estimate had been known since the original acquisition date of the securities. The Bank amortizes premiums and accretes discounts on other investments using the level-yield method to the contractual maturity of the securities.
Gains and Losses on Sales. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
Investment securities issued by government-sponsored enterprises (GSEs) and U.S. government corporations are not guaranteed by the U.S. government.
Investment Securities – Other-than-Temporary Impairment
The Bank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. An investment is considered impaired when its fair value is less than its cost. The Bank considers other-than-temporary impairment to have occurred under any of the following circumstances:

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
Recognition of Other-than-Temporary Impairment. For securities in an unrealized loss position that meet neither of the first two conditions and for each of the Bank's private-label MBS, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared with the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) is recognized in earnings, while the amount related to all other factors (that is, the noncredit component) is recognized in accumulated other comprehensive loss, which is a component of equity. The total other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive loss.
Accounting for Other-than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss. For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank would record an additional other-than-temporary impairment. The amount of total other-than-temporary impairment for a security that was previously impaired is determined as the difference between its amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive loss prior to the determination of other-than-temporary impairment and its fair value. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during 2010, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit losses in accumulated other comprehensive loss and charged to earnings.
Interest Income Recognition. Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows will change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.
Accounting prior to 2009. Prior to adoption of current accounting guidance for other-than-temporary impairment on investment securities, if an impairment was determined to be other-than-temporary, then an impairment loss would be recognized in earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value at the statement of condition date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it was probable that the Bank would not receive all of the investment security's contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses. The Bank adopted the current accounting guidance for other-than-temporary impairment as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $349.1 million cumulative effect of initially applying this guidance as an adjustment to the retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.
Advances
The Bank reports advances (loans to members, former members, or housing associates) at amortized cost. Advances carried at amortized cost are reported net of premiums / discounts (including discounts related to AHP) and any hedging adjustments, as discussed in Note 9 — Advances. The Bank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. The Bank records interest on advances to interest income as earned.
Prepayment Fees. The Bank charges borrowers a prepayment fee when they prepay certain advances before the original maturity. The Bank records prepayment fees net of hedging fair-value adjustments included in the book basis of the advance as prepayment fees on advances, net in the interest income section of the statement of operations.
Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance by the same member, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance with the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the advance's original contractual terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.
If a new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance interest income. If the modified advance is hedged, changes in fair value are recorded after the amortization of the basis adjustment. This amortization results in offsetting amounts being recorded in net interest income and net gains (losses) on derivatives and hedging activities in other income.
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

If a new advance does not qualify as a modification of an existing advance, prepayment of the existing advance is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to prepayment fees on advances, net in the interest income section of the statement of operations.

Commitment Fees

The Bank records commitment fees for standby letters of credit to members as deferred fee income when received, and amortizes these fees on a straight-line basis to service-fee income in other income over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.
Mortgage Loans Held for Portfolio
The Bank participates in the Mortgage Partnership Finance® (MPF®) program under which the Bank invests in conventional and government-insured or -guaranteed residential fixed-rate mortgage loans that are purchased from participating members (see Note 10 — Mortgage Loans Held for Portfolio). The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from loans initially classified as mortgage loan commitments and the allowance for credit losses.
Premiums and Discounts. The Bank computes the amortization of mortgage-loan-origination fees (premiums and discounts) as interest income using the level-yield method over the contractual term to maturity of each individual loan, which results in income recognition in a manner that is effectively proportionate to the actual repayment behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.
Credit Enhancement Fees. Finance Agency regulations require that mortgage loans held in the Bank's portfolio be credit enhanced so that the Bank's risk of loss is limited to the losses of an investor in at least an investment-grade category, such as triple-B. For conventional mortgage loans, participating financial institutions retain a portion of the credit risk on the loans in which the Bank invests by providing credit-enhancement protection either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. Participating financial institutions are paid a credit enhancement fee for assuming credit risk and in some instances all or a portion of the credit enhancement fee may be performance based. Credit enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans. The required credit enhancement amount may vary depending on the MPF product. Credit enhancement fees are recorded as an offset to mortgage-loan-interest income. To the extent that losses in the current month exceed performance-based credit enhancement fees accrued, the remaining losses may be recovered from future performance-based credit enhancement fees payable to the participating financial institution.
Other Fees. The Bank may receive and record other non-origination fees, such as delivery-commitment-extension fees, pair-off fees, and price-adjustment fees, in other income. Delivery-commitment-extension fees are charged when a member requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the loan basis.
Mortgage-Loan Participations. The Bank has purchased participations from the FHLBank of Chicago under a participation facility entered into on July 31, 2010 pursuant to which the Bank may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago until December 31, 2011, which date may be extended. The Bank generally considers its investments in participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits the Bank to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to the Bank's investments in mortgage loans throughout this report include the participation interests purchased under this participation agreement. Through December 31, 2010, the Bank had purchased $73.2 million in participation interests under this facility. The Bank and the FHLBank of Chicago both share in the pro rata purchase amounts for each respective loan acquired from the participating member; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of credit enhancement fees and credit losses; and each may hedge its share of the delivery commitments.
In the first quarter of 2009, the Bank began offering the MPF Xtra product which provides the Bank's participating financial institutions with the ability to sell certain fixed-rate loans to Federal National Mortgage Association (Fannie Mae), as a third-party investor. Loans sold under MPF Xtra are first sold to the FHLBank of Chicago (MPF Provider) which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on the Bank's balance sheet and the related credit and market risk are transferred to Fannie Mae. Unlike other MPF products, participating financial institutions under the MPF Xtra product do not provide any credit enhancement amount and do not receive credit enhancement fees because the credit risk of such loans is transferred to Fannie Mae. Through a purchase price adjustment, the MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the PFIs, and the MPF Provider pays the Bank a counterparty fee for the costs and expenses of marketing activities for these loans. The Bank indemnifies the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. The Bank may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however the value of such a reimbursement right may be limited in the event of the related participating financial institution's insolvency.
Allowance for Credit Losses
An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the Bank's portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability. See Note 11 — Allowance for Credit Losses for details of the allowance methodology.
Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for 1) advances, letters of credit, and other extensions of credit to members, collectively referred to as credit products, 2) government-guaranteed or insured mortgage loans held for portfolio, 3) conventional MPF loans held for portfolio, 4) securities purchased under agreements to resell, and 5) federal funds sold.
Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.
Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.
Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans as discussed below.
Nonaccrual Loans. The Bank places conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. Government-insured and -guaranteed loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee of the loan and (2) the contractual obligation of the loan servicer.
Charge-Off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.
Real Estate Owned
The Bank's REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is initially recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, the Bank recognizes a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.
Derivatives
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
Each derivative is designated as one of the following:

(1)          a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair-value hedge);

(2)          a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge);

(3)          a nonqualifying hedge of an asset or liability (economic hedge) for asset-liability-management purposes; or

(4)          a nonqualifying hedge of another derivative (an intermediation instrument) that is offered as a product to members or used to offset other derivatives with nonmember counterparties.

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded either in earnings (fair value hedges) or accumulated other comprehensive loss (cash flow hedges). Two approaches to hedge accounting include:

(1)
Long-haul hedge accounting - The application of long-haul hedge accounting generally requires the Bank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

(2)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

Derivatives are typically executed at the same time as the hedged items, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as net (losses) gains on derivatives and hedging activities.

Accounting for Nonqualifying Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank's risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net (losses) gains on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income (loss) as net (losses) gains on derivatives and hedging activities.

Accrued Interest Receivable and Payable. The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, consolidated obligations (COs), deposits, or other financial instruments. The differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges is recognized in other income (loss), along with changes in fair value of these derivatives, as net (losses) gains on derivatives and hedging activities.

Discontinuance of Hedge Accounting. The Bank may discontinue hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Under limited circumstances, when the Bank discontinues cash-flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable that the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months thereafter, the gain or loss that was accumulated in other comprehensive loss is recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of December 31, 2010, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. The Bank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations.
The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2010 and 2009, the Bank had $2.3 million and $1.9 million, respectively, in unamortized computer software costs. Amortization of computer software costs charged to expense was $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Accumulated Depreciation and Amortization. The Bank's accumulated depreciation and amortization related to premises, software, and equipment was $14.7 million and $15.3 million at December 31, 2010 and 2009, respectively.
Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $1.9 million, $2.0 million, and $2.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Disposal of Premises, Software, and Equipment. There were no realized gains or losses on disposal of premises, software, and equipment in 2010. The net realized (loss) gain on disposal of premises, software, and equipment for the years ended December 31, 2009 and 2008 was ($62,000) and $2,000, respectively.
Consolidated Obligations

The Bank records COs at amortized cost.

Discounts and Premiums. The Bank accretes discounts and amortizes premiums on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

Concessions on Consolidated Obligations. The Bank pays concessions to dealers in connection with the issuance of certain COs. The Office of Finance prorates the amounts paid to dealers based upon the percentage of debt issued that is assumed by the Bank. The Bank defers and amortizes these dealer concessions using the level-yield method over the contractual term to maturity of the COs.
Mandatorily Redeemable Capital Stock
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
Finance Agency/Finance Board Expenses
The Bank funds a portion of the costs of operating the Finance Agency and funded its proportionate share of the costs of operating the Finance Board. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks is allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. The Bank must pay an amount equal to one-half of its annual assessment twice each year. The Finance Board had allocated its operating and capital expenditures to the FHLBanks based on each FHLBank's percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008.
Office of Finance Expenses
The Bank is assessed for the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based on each FHLBank's percentage of capital stock, percentage of COs issued, and percentage of COs outstanding.

Assessments
Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. The Bank charges the required funding for AHP to earnings and establishes a liability, except when annual net earnings are negative, in which case there is no requirement to fund an AHP. The Bank also issues AHP advances at interest rates below the customary interest rate for nonsubsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 15 — Affordable Housing Program for more information.
Resolution Funding Corporation. Although the Bank is exempt from ordinary federal, state, and local taxation except for local real-estate tax, it is required to make payments to REFCorp to be used to pay a portion of the interest on bonds that were issued by REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 16 — Resolution Funding Corporation for more information.
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
Reclassification. Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2010.
Subsequent Events. Subsequent events have been evaluated through the date of filing this financial report with the Securities and Exchange Commission. See Note 23 — Subsequent Events for more information.

Note 2 — Recently Issued Accounting Standards and Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables, and other long-term receivables, to provide disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on December 31, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

On January 19, 2011, the FASB issued guidance to temporarily defer the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures will be coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Scope Exception Related to Embedded Credit Derivatives. On March 5, 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. The Bank adopted this guidance on July 1, 2010. Adoption of this guidance did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Fair-Value Measurements and Disclosures-Improving Disclosures about Fair-Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair-value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair-value measurements using significant unobservable inputs; clarifies existing fair-value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The Bank adopted this guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011, for the Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The Bank's adoption of this amended guidance resulted in increased annual and interim financial statement disclosures but did not affect the Bank's results of operations, financial condition, or cash flows.

Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for variable interest entities. An entity must first perform a qualitative analysis in determining whether it must consolidate a variable interest entity, and if the qualitative analysis is not determinative, the entity should perform a quantitative analysis. This guidance also requires that an entity continually evaluate variable interest entities for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity's involvement with a variable interest entity affects its financial statements and its exposure to risks. The Bank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Cash and Due from Banks

Compensating Balances. The Bank maintains collected cash balances with various commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2010 and 2009, were approximately $115.2 million and $51.9 million, respectively.

Restricted Balances. In addition, the Bank maintained average required balances with the Federal Reserve Bank of Boston of $5.5 million for the years ended December 31, 2010 and 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of Boston.

Note 4 — Securities Purchased Under Agreements to Resell

The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets on the statement of condition. These securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must provide additional securities in safekeeping in the name of the Bank in an amount equal to the decrease or remit cash in such amount, or the dollar value of the resale agreement will be decreased accordingly. The collateral received on securities purchased under agreements to resell has not been sold or repledged by the Bank. Securities purchased under agreements to resell averaged $2.8 billion and $2.1 billion during 2010 and 2009, respectively, and the maximum amount outstanding at any month end during 2010 and 2009 was $7.0 billion and $6.5 billion, respectively.

Note 5 — Trading Securities

Major Security Types. Trading securities as of December 31, 2010 and 2009, were as follows (dollars in thousands):

	December 31, 2010	December 31, 2009
Certificates of deposit	$5,319,921	$—
Mortgage-backed securities
U.S. government-guaranteed - residential	21,366	23,972
Government-sponsored enterprises - residential	8,438	10,458
Government-sponsored enterprises - commercial	230,016	72,908
	259,820	107,338
Total	$5,579,741	$107,338

Net unrealized and realized gains (losses) on trading securities were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Net unrealized gain (losses) on trading securities of securities held at period-end	$6,644	$(540)	$(821)
Net unrealized and realized gains (losses) on trading securities sold or matured during the year	—	73	(116)
Net unrealized gains (losses) on trading securities	$6,644	$(467)	$(937)

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 6 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of December 31, 2010, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Supranational banks	$437,525	$—	$(36,855)	$400,670
Corporate bonds (1)	1,169,173	5,628	—	1,174,801
U.S. government corporations	269,291	—	(31,090)	238,201
Government-sponsored enterprises	3,481,405	51,640	(14,587)	3,518,458
	5,357,394	57,268	(82,532)	5,332,130
Mortgage-backed securities
U.S. government guaranteed - residential	166,780	496	(75)	167,201
Government-sponsored enterprises - residential	1,572,036	10,911	—	1,582,947
Government-sponsored enterprises - commercial	254,018	145	(1,406)	252,757
	1,992,834	11,552	(1,481)	2,002,905
Total	$7,350,228	$68,820	$(84,013)	$7,335,035
_______________________
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
_______________________
(1)         Consists of corporate debentures guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Supranational banks	$—	$—	$400,670	$(36,855)	$400,670	$(36,855)
U.S. government corporations	—	—	238,201	(31,090)	238,201	(31,090)
Government-sponsored enterprises	264,775	(2,839)	102,869	(11,748)	367,644	(14,587)
	264,775	(2,839)	741,740	(79,693)	1,006,515	(82,532)
Mortgage-backed securities
U.S. government guaranteed - residential	96,978	(75)	—	—	96,978	(75)
Government-sponsored enterprises - commercial	—	—	227,216	(1,406)	227,216	(1,406)
	96,978	(75)	227,216	(1,406)	324,194	(1,481)
Total temporarily impaired	$361,753	$(2,914)	$968,956	$(81,099)	$1,330,709	$(84,013)

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2009, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$381,011	$(34,733)	$381,011	$(34,733)
Corporate bonds	301,204	(1,997)	—	—	301,204	(1,997)
U.S. government corporations	—	—	221,502	(31,507)	221,502	(31,507)
Government-sponsored enterprises	1,654,798	(9,369)	97,521	(10,427)	1,752,319	(19,796)
	1,956,002	(11,366)	700,034	(76,667)	2,656,036	(88,033)
Mortgage-backed securities
Government-sponsored enterprises - residential	265,102	(1,105)	—	—	265,102	(1,105)
Government-sponsored enterprises - commercial	—	—	254,336	(3,787)	254,336	(3,787)
	265,102	(1,105)	254,336	(3,787)	519,438	(4,892)
Total temporarily impaired	$2,221,104	$(12,471)	$954,370	$(80,454)	$3,175,474	$(92,925)

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2010 and 2009, are shown below (dollars in thousands).

	December 31, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,370,953	$1,379,527	$2,600,000	$2,600,000
Due after one year through five years	3,165,009	3,210,864	2,366,921	2,356,577
Due after five years through 10 years	—	—	—	—
Due after 10 years	821,432	741,739	776,701	700,034
	5,357,394	5,332,130	5,743,622	5,656,611
Mortgage-backed securities (1)	1,992,834	2,002,905	833,070	830,021
Total	$7,350,228	$7,335,035	$6,576,692	$6,486,632
_______________________
(1)     MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of December 31, 2010, the amortized cost of the Bank's available-for-sale securities included net premiums of $118.1 million. Of that amount, $123.7 million of net premiums related to non-MBS and $5.6 million of net discounts related to MBS. As of December 31, 2009, the amortized cost of the Bank's available-for-sale securities included net premiums of $80.8 million. Of that amount, $82.7 million of net premiums relate to non-MBS and $1.9 million of net discounts relate to MBS.
Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as available-for-sale (dollars in thousands):

	December 31, 2010	December 31, 2009
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$5,357,394	$5,743,622

Amortized cost of available-for-sale mortgage-backed securities:
Fixed-rate	301,902	313,472
Variable-rate	1,690,932	519,598
	1,992,834	833,070
Total	$7,350,228	$6,576,692

At December 31, 2010 and 2009, 19.0 percent and 18.0 percent, respectively, of the Bank's fixed-rate available-for-sale securities were swapped to a floating rate.

Loss on Sale. During the years ended December 31, 2010 and 2009, the Bank had no sales of available-for-sale securities. During the year ended December 31, 2008, the Bank sold available-for-sale MBS with a carrying value of $2.7 million and recognized a loss of $80,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman Brothers Special Financing, Inc. (Lehman) on derivative transactions. After Lehman Brothers Holding, Inc., the parent company of Lehman, announced bankruptcy, the Bank netted the value of the collateral with the amounts due to Lehman on outstanding derivative transactions. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale did not impact the Bank's ability and intent to hold the remaining available-for-sale securities that are in an unrealized loss position through to a recovery of fair value, which may be maturity.

Note 7 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of December 31, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$24,856	$—	$24,856	$2,100	$—	$26,956
State or local housing-finance-agency obligations	235,735	—	235,735	413	(46,415)	189,733
Government-sponsored enterprises	72,617	—	72,617	1,993	—	74,610
	333,208	—	333,208	4,506	(46,415)	291,299
Mortgage-backed securities
U.S. government guaranteed -residential	64,975	—	64,975	1,184	—	66,159
Government-sponsored enterprises - residential	2,899,360	—	2,899,360	76,784	(7,109)	2,969,035
Government-sponsored enterprises - commercial	1,303,343	—	1,303,343	75,665	(8,758)	1,370,250
Private-label - residential	2,379,610	(620,927)	1,758,683	117,796	(102,557)	1,773,922
Private-label - commercial	71,799	—	71,799	743	(491)	72,051
Asset-backed securities (ABS) backed by home equity loans	28,777	(601)	28,176	229	(6,940)	21,465
	6,747,864	(621,528)	6,126,336	272,401	(125,855)	6,272,882
Total	$7,081,072	$(621,528)	$6,459,544	$276,907	$(172,270)	$6,564,181

Held-to-maturity securities as of December 31, 2009, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$30,801	$—	$30,801	$2,260	$—	$33,061
State or local housing-finance-agency obligations	246,257	—	246,257	749	(31,876)	215,130
Government-sponsored enterprises	18,897	—	18,897	—	(300)	18,597
	295,955	—	295,955	3,009	(32,176)	266,788
Mortgage-backed securities
U.S. government guaranteed -residential	98,610	—	98,610	154	(367)	98,397
Government-sponsored enterprises - residential	3,766,047	—	3,766,047	64,456	(14,545)	3,815,958
Government-sponsored enterprises - commercial	1,106,319	—	1,106,319	65,646	—	1,171,965
Private-label - residential	2,926,608	(928,532)	1,998,076	134,435	(212,175)	1,920,336
Private-label - commercial	132,405	—	132,405	37	(4,507)	127,935
ABS backed by home equity loans	30,977	(976)	30,001	136	(8,835)	21,302
	8,060,966	(929,508)	7,131,458	264,864	(240,429)	7,155,893
Total	$8,356,921	$(929,508)	$7,427,413	$267,873	$(272,605)	$7,422,681

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$—	$—	$149,256	$(46,415)	$149,256	$(46,415)

Mortgage-backed securities
Government-sponsored enterprises - residential	265,701	(6,399)	54,754	(710)	320,455	(7,109)
Government-sponsored enterprises - commercial	172,958	(8,758)	—	—	172,958	(8,758)
Private-label - residential	—	—	1,767,929	(606,497)	1,767,929	(606,497)
Private-label - commercial	—	—	57,630	(491)	57,630	(491)
ABS backed by home equity loans	—	—	21,465	(7,312)	21,465	(7,312)
	438,659	(15,157)	1,901,778	(615,010)	2,340,437	(630,167)
Total	$438,659	$(15,157)	$2,051,034	$(661,425)	$2,489,693	$(676,582)

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

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at December 31, 2010 and 2009, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2010			December 31, 2009
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,266	$1,266	$1,277	$355	$355	$355
Due after one year through five years	74,478	74,478	76,562	24,030	24,030	23,811
Due after five years through 10 years	68,470	68,470	69,158	62,522	62,522	65,190
Due after 10 years	188,994	188,994	144,302	209,048	209,048	177,432
	333,208	333,208	291,299	295,955	295,955	266,788
Mortgage-backed securities	6,747,864	6,126,336	6,272,882	8,060,966	7,131,458	7,155,893
Total	$7,081,072	$6,459,544	$6,564,181	$8,356,921	$7,427,413	$7,422,681
_______________________
(1)         Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive loss.

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$144,908	$104,975
Variable-rate	188,300	190,980
	333,208	295,955
Amortized cost of held-to-maturity mortgage-backed securities
Fixed-rate	2,095,357	1,872,273
Variable-rate	4,652,507	6,188,693
	6,747,864	8,060,966
Total	$7,081,072	$8,356,921

As of December 31, 2010, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $523.4 million. Of that amount, net premiums of $5.3 million relate to non-MBS and net discounts of $528.7 million relate to MBS.

As of December 31, 2009, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $482.3 million.

Of that amount, net premiums of $1.5 million relate to non-MBS and net discounts of $483.8 million relate to MBS.
Sale of held-to-maturity securities.
There were no sales of held-to-maturity securities during the year ended December 31, 2010.
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

During the year ended December 31, 2008, the Bank sold held-to-maturity MBS with a carrying value of $5.7 million and recognized a loss of $52,000 on the sale of these securities. These MBS had been pledged as collateral to Lehman on derivative transactions. After Lehman Brothers Holding, Inc., the parent company of Lehman, announced bankruptcy, the Bank netted the value of the collateral with the amounts due to Lehman on outstanding derivative transactions. This event was determined by the Bank to be isolated, nonrecurring, and unusual and could not have been reasonably anticipated. As such, the sale did not impact the Bank's ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Note 8 — Other-Than-Temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity securities for other-than-temporary impairment on a quarterly basis. As part of its evaluation of securities for other-than-temporary impairment, the Bank considers its intent to sell each debt security or whether it is more likely than not that the Bank will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance-sheet date. For securities that meet neither of these conditions and for all residential private-label MBS, the Bank performs additional analysis to determine if any of these securities are other-than-temporarily impaired.

Available-for-Sale Securities

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at December 31, 2010. The Bank's available-for-sale securities portfolio has experienced unrealized losses that reflect the impact of normal yield and spread fluctuations attendant with security markets. However, the declines are considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of December 31, 2010:

•     Debentures issued by a supranational bank that were in an unrealized loss position as of December 31, 2010, are expected to return contractual principal and interest, based on a review and analysis of independent third party credit reports on the supranational entity, and such supranational entity is rated triple-A by each of the three nationally recognized statistical rating organizations (NRSROs).

•    Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated triple-A by the three NRSROs. These ratings reflect the U.S. government's implicit support of the government corporation as well as the entity's underlying business and financial risk.

•
U.S government-guaranteed securities consist of MBS issued by the National Credit Union Administration. The Bank determined that the strength of the issuer's guarantees through direct obligation from the U.S. government is sufficient to protect the Bank from losses based on current expectations.

•    The Bank has concluded that the probability of default on issued debt for Fannie Mae and Freddie Mac is remote given their status as GSEs and their support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac are backed by mortgage loans conforming with those GSEs' underwriting requirements and the GSEs' credit guarantees as to full return of principal and interest.

Held-to-Maturity Securities

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization and third-party bond insurance as applicable. As of December 31, 2010, none of the Bank's held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell the investments nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Private-Label Commercial MBS and MBS Issued by GSEs. For MBS issued by GSEs, the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2010, all of the gross unrealized losses on such MBS are temporary. Additionally, based upon the Bank's assessment of the creditworthiness of the issuers of private-label commercial MBS, the credit ratings assigned by the NRSROs, and the performance of the underlying loans and the credit support provided by the subordinate securities, the Bank expects that its holdings of private-label commercial MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, since the Bank does not believe that the declines in market value of these securities are attributable to credit quality, the Bank does not intend to sell the investments, nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2010.

Private-Label Residential MBS and Home Equity Loan Investments. The Bank invested in private-label residential MBS, which as of the date of purchase were substantially all rated triple-A. Each private-label residential MBS may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization and excess interest, and insurance wrap.

To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity asset-backed securities) among all FHLBanks, the FHLBanks enhanced their overall other-than-temporary impairment process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. The Bank uses the FHLBanks' common framework and approved assumptions for purposes of its other-than-temporary impairment cash-flow analysis on its private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, the Bank has used alternative procedures to assess these securities for other-than-temporary impairment. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes, and

•	interest-rate assumptions

In performing a detailed cash-flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For variable-rate and hybrid private-label residential MBS, the Bank uses the effective interest rate derived from a variable-rate index such as, one-month London Interbank Offered Rate (LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

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

	As of December 31, 2010
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	174	$2,799,808	$2,300,758	$1,698,009	$1,717,543
FHLBank of Chicago	16	$24,933	$24,335	$23,881	$18,393
Bank's own cash-flow projections	13	$95,691	$79,610	$61,285	$55,758

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of the Bank's private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing-price forecast as of December 31, 2010, assumed current-to-trough home-price declines ranging from 1 percent to 10 percent over the next three-to nine-month period beginning October 1, 2010, per the respective states' CBSAs, which are based upon an assessment of the individual housing markets. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0 percent to 2.8 percent in the first year, 0.0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. The Bank recorded other-than-temporary impairment credit losses of $84.8 million for the year ended December 31, 2010. For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the year ended December 31, 2010, the Bank accreted $272.2 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the year ended December 31, 2010, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $70.8 million for the year ended December 31, 2010.

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2010 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings during the year ended December 31, 2010, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown.

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (1)
2006	$20,873	13.1%	13.1%	48.1%	48.1%	44.6%	44.6%	7.2%	7.2%

Alt-A (1)
2007	$676,219	6.6%	3.3 - 15.5%	79.7%	35.4 - 90.1%	53.2%	46.9 - 58.8%	16.2%	0.0 - 47.1%
2006	1,052,464	6.8	3.4 - 10.8	77.8	53.9 - 90.8	53.3	43.6 - 58.0	18.6	0.0 - 46.1
2005	479,189	10.2	7.7 - 12.3	54.9	30.4 - 75.8	47.5	37.0 - 59.4	20.7	3.3 - 48.4
2004 and prior	15,672	8.9	8.3 - 9.5	64.7	63-7 - 65.9	47.0	46.9 - 47.0	40.3	40.0 - 40.5
Total	$2,223,544	7.5%	3.3 - 15.5%	73.3%	30.4 - 90.8%	51.9%	37.0 - 59.4%	18.5%	0.0 - 48.4%

ABS backed by home equity loans
Subprime (1)
2004 and prior	$2,531	9.6%	4.2 - 12.5%	38.3%	31.7 - 50.8%	93.1%	91.1 - 94.3%	9.2%	0.0 - 17.2%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (monoline insurers). The FHLBanks performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantees from Assured Guaranty Municipal Corp. are considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Conversely, the key burnout period for the three monoline insurers, Syncora Guarantee Inc. (Syncora), Financial Guarantee Insurance Corp. and Ambac Assurance Corp. (Ambac) are not considered applicable due to regulatory intervention that has suspended all claims payments to effectively zero. For the remaining monoline insurer, MBIA Insurance Corp. (MBIA), the burnout period for the year ended December 31, 2010, is six months, ending in June 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at December 31, 2010.

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized in the year ending December 31, 2010 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	December 31, 2010
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$86,918	$79,522	$54,770	$61,936
Private-label residential MBS – Alt-A	2,157,499	1,653,690	1,071,739	1,178,428
ABS backed by home equity loans – Subprime	2,531	1,895	1,348	1,570
Total other-than-temporarily impaired securities	$2,246,948	$1,735,107	$1,127,857	$1,241,934

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2010, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	December 31, 2010
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$86,918	$79,522	$54,770	$61,936
Private-label residential MBS – Alt-A	2,199,661	1,692,929	1,096,755	1,206,916
ABS backed by home equity loans – Subprime	2,733	2,097	1,496	1,725
Total other-than-temporarily impaired securities	$2,289,312	$1,774,548	$1,153,021	$1,270,577

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized for the year ended December 31, 2010, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Year Ended December 31, 2010
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Private-label residential MBS – Prime	$(222)	$(1,396)	$(1,618)
Private-label residential MBS – Alt-A	(48,742)	(34,271)	(83,013)
ABS backed by home equity loans – Subprime	(7)	(124)	(131)
Total other-than-temporarily impaired securities	$(48,971)	$(35,791)	$(84,762)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of other-than-temporary impairment charges were recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2010	2009
Balance at beginning of year(1)	$471,094	$32,638
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	301	294,496
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(2)	84,461	149,572
Reductions:
Securities matured during the period	(30,478)	(5,612)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(1,497)	—
Balance at end of year	$523,881	$471,094
_______________________
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

(2)    For the years ended December 31, 2010 and 2009, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2010 and 2009.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2010	2009
Balance at beginning of year	$(929,508)	$—
Cumulative effect of adjustments to opening balance	—	(349,106)
Amounts reclassified from (to) accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(35,052)	(1,133,259)
Reclassification adjustment of noncredit component of impairment losses included in net income (loss) relating to held-to-maturity securities	70,843	247,817
Net amount of impairment losses reclassified from (to) accumulated other comprehensive loss	35,791	(885,442)
Accretion of noncredit portion of impairment losses on held-to-maturity securities	272,189	305,040
Balance at end of year	$(621,528)	$(929,508)

Note 9 — Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of the Bank's credit committee. At December 31, 2010 and 2009, the Bank had advances outstanding, including AHP advances at interest rates ranging from 0.00 percent to 8.37 percent and 0.00 percent to 8.44 percent, respectively, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances and certain structured advances.

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,816	0.52%	$10,316	0.43%
2010	—	—	17,014,988	1.34
2011	9,925,269	1.43	4,802,734	3.04
2012	3,141,974	3.43	2,916,158	3.87
2013	6,176,646	2.26	5,518,784	2.32
2014	2,205,918	3.40	1,868,762	3.64
2015	1,664,257	3.18	738,056	3.74
Thereafter	4,278,296	4.00	4,053,510	4.03
Total par value	27,396,176	2.51%	36,923,308	2.37%
Premiums	33,447		20,632
Discounts	(25,657)		(25,586)
Hedging adjustments	630,983		673,107
Total	$28,034,949		$37,591,461

The Bank offers advances to members that provide the member with the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At both December 31, 2010 and 2009, the Bank had callable advances outstanding totaling $11.5 million.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	December 31, 2010		December 31, 2009
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$3,816	—%	$10,316	—%
2010	—	—	17,014,988	46.1
2011	9,925,269	36.2	4,802,734	13.0
2012	3,153,474	11.5	2,927,658	7.9
2013	6,176,646	22.6	5,518,784	15.0
2014	2,199,418	8.0	1,862,262	5.0
2015	1,664,257	6.1	738,056	2.0
Thereafter	4,273,296	15.6	4,048,510	11.0
Total par value	$27,396,176	100.0%	$36,923,308	100.0%

The Bank also offers putable advances. With a putable advance to a member, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate advance to the member on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at prevailing market rates. Generally, such put options are exercised when interest rates increase. At December 31, 2010 and 2009, the Bank had putable advances outstanding totaling $6.8 billion and $8.4 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	December 31, 2010		December 31, 2009
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$3,816	0.0%	$10,316	0.0%
2010	—	—	22,710,413	61.5
2011	15,478,394	56.5	4,810,434	13.0
2012	2,358,424	8.6	2,042,108	5.5
2013	5,381,346	19.6	4,707,984	12.8
2014	1,666,918	6.1	1,314,762	3.6
2015	1,335,007	4.9	419,806	1.1
Thereafter	1,172,271	4.3	907,485	2.5
Total par value	$27,396,176	100.0%	$36,923,308	100.0%

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	December 31, 2010	December 31, 2009
Par value of advances
Fixed-rate
Due in one year or less	$7,884,269	$16,791,968
Due after one year	15,140,091	16,526,504
Total fixed-rate	23,024,360	33,318,472

Variable-rate
Due in one year or less	2,044,816	233,336
Due after one year	2,327,000	3,371,500
Total variable-rate	4,371,816	3,604,836

Total par value	$27,396,176	$36,923,308

At December 31, 2010 and 2009, 45.9 percent and 36.1 percent, respectively, of the Bank's fixed-rate advances were swapped to a floating rate and 0.6 percent and 0.5 percent, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.
The Bank's potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions. At December 31, 2010 and 2009, the Bank had $8.8 billion and $15.5 billion, respectively, of advances outstanding that were greater than or equal to $1.0 billion per borrower. These advances were made to three members at both December 31, 2010 and 2009, representing 32.2 percent and 42.0 percent, respectively, of total advances outstanding.
The Bank lends to its members and housing associates chartered within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act generally requires the Bank to hold, or have access to, collateral to secure the Bank's advances. While the Bank has never experienced a credit loss on an advance to a borrower, weakening economic conditions, severe credit market conditions, along with the expanded statutory collateral rules for community financial institutions (CFIs) and the incremental risk inherent in lending to housing associates, insurance companies, and CDFIs, provide the potential for additional credit risk for the Bank. Management of the Bank has policies and procedures in place to manage credit risk including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the borrower's financial condition. Based on the collateral pledged as security for advances, management's credit analysis of borrower's financial condition, and credit extension and collateral policies, the Bank does not expect any losses on advances and expects to collect all amounts due according to the contractual terms of the advances. Therefore, the Bank has not provided any allowance for losses on advances. For information related to the Bank's credit risk on advances and allowance for credit losses, see Note 11 — Allowance for Credit Losses.

Prepayment Fees. The Bank records prepayment fees received from members on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that the Bank is financially indifferent to the members' decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of operations. For the three years ended December 31, 2010, 2009, and 2008, advance prepayment fees received from members, the associated hedging fair-value adjustments, and premium write-offs associated with prepaid advances are reflected in the following table (dollars in thousands):

	2010	2009	2008
Prepayment fees received from members	$37,789	$40,693	$6,513
Hedging fair-value adjustments	(18,381)	(18,556)	(1,812)
Prepayment fees deferred recognition	(3,826)	(9,078)	—
Prepayment fees recognized on advance modification	7,707	6	—
Premium write-off	(5,593)	(3)	(7)
Net prepayment fees	$17,696	$13,062	$4,694

Note 10 — Mortgage Loans Held for Portfolio

The Bank invests in fixed-rate single-family mortgages through the MPF® program. These investments in mortgage loans are guaranteed or insured by federal agencies or are credit-enhanced by PFIs. All such mortgage loans are held for portfolio. These investments in mortgage loans are originated, serviced, and credit-enhanced by the originating institution.

The following table presents certain characteristics of the mortgage loans in which the Bank invests (dollars in thousands):

	December 31, 2010	December 31, 2009
Real estate
Fixed-rate 15-year single-family mortgages	$718,333	$821,978
Fixed-rate 20- and 30-year single-family mortgages	2,513,030	2,671,482
Premiums	31,235	25,802
Discounts	(7,344)	(9,444)
Deferred derivative gains and losses, net	(647)	(1,743)
Total mortgage loans held for portfolio	3,254,607	3,508,075
Less: allowance for credit losses	(8,653)	(2,100)
Total mortgage loans, net of allowance for credit losses	$3,245,954	$3,505,975

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2010	December 31, 2009
Conventional mortgages	$2,908,587	$3,157,564
Government-insured or -guaranteed mortgages	322,776	335,896
Total par value	$3,231,363	$3,493,460

The PFI and the Bank share the risk of credit losses on conventional MPF mortgage products, other than the MPF Xtra product, by structuring potential losses on conventional MPF mortgages into layers with respect to each master commitment. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower's equity, which is called the first loss account. Under the MPF program, the PFI's credit enhancement protection consists of the credit enhancement amount, which may be a direct obligation of the PFI or may be a supplemental mortgage insurance policy paid for by the PFI, and may include a contingent performance-based credit enhancement fee payable to the PFI. The PFI is required to pledge collateral to secure any portion of its credit enhancement amount that is a direct obligation. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage-loan-interest income. The Bank incurred credit enhancement fees of $3.4 million, $4.0 million, and $4.4 million during the years ended December 31, 2010, 2009, and 2008, respectively.

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses see Note 11 — Allowance for Credit Losses.

Note 11 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products; conventional mortgage loans held for portfolio, government-insured or -guaranteed mortgage loans held for portfolio, securities purchased under agreements to resell, and federal funds sold.

Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral pledged to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank requires all borrowers that pledge securities collateral to place physical possession of such securities collateral with the Bank's safekeeping agent or the borrower's securities corporation, subject to a control agreement giving the Bank appropriate control over such collateral. In addition, CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank's capital stock owned by members is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the borrower, the Bank may allow the borrower to retain possession of loan collateral pledged to the Bank while agreeing to hold such collateral for the benefit of the Bank or require the borrower to specifically assign or place physical possession of such loan collateral with the Bank or a third-party custodian approved by the Bank.
The Bank is provided an additional safeguard for its security interests by Section 10(e) of the FHLBank Act, which affords any security interest granted by a member or borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to the security interests of the Bank under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank perfects its security interests in the collateral pledged by its members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.
Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2010, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of its outstanding extensions of credit. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts or haircuts.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2010 and 2009, the Bank did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2010 and 2009.

Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, the Bank did not incur any credit losses on credit products during the years ended December 31, 2010 and 2009. Accordingly, the Bank has not recorded any allowance for credit losses. At December 31, 2010 and 2009, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 21 — Commitments and Contingencies for additional information on the Bank's off-balance-sheet credit exposure.

Mortgage Loans - Government-insured or -guaranteed

The Bank invests in government-insured or -guaranteed fixed-rate mortgage loans secured by one- to four-family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or by the Department of Housing and Urban Development. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, there is no allowance for credit losses on government-insured or -guaranteed mortgage loans.

Mortgage Loans - Conventional

The allowance for conventional mortgage loans is determined by analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for loan losses may consist of (1) reviewing all residential mortgage loans as pool loans based on individual master commitments; (2) reviewing specifically identified collateral-dependent loans for impairment; (3) reviewing homogeneous pools of residential mortgage loans; and/or (4) estimating credit losses in the remaining portfolio.

The Bank's allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. Specifically, the determination of the allowance generally factors in primary mortgage insurance, supplemental mortgage insurance, and the credit enhancement amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the Bank's allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancement fees.

For conventional mortgage loans, credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to the first-loss account. The aggregated amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's credit enhancement amount, then to the Bank after the member's credit enhancement amount has been exhausted. At December 31, 2010 and 2009, the amount of first-loss account remaining for losses was $27.8 million and $31.4 million, respectively. Except with respect to Original MPF, the Bank's losses incurred under the first-loss account can be mitigated by withholding future performance credit enhancement fees that would otherwise be payable to the PFIs.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan pool specific attribute data at the master commitment pool level, applies estimated loss severities and incorporates the credit enhancements of the MPF program. Migration analysis is a methodology for estimating, through the Bank's experience over a historical period, the rate of loss incurred on pools of similar loans. The Bank applies migration analysis to loans based on its experience with loans that are currently not past due, loans that are 30-59 days past due, 60-89 days past due, and 90 or more days past due, as well as to loans 60 or more days past due following receipt of notice of filing from the bankruptcy court. The Bank then estimates the dollar amount of loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statement of condition date.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral dependent, may be specifically identified for purposes of calculating the allowance for credit losses.
A mortgage loan is considered collateral dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a PFI to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The Bank applies an estimated loss severity rate, which is used to estimate the fair value of the collateral. The resulting loss recorded is equal to the carrying value of the loan less the estimated fair value of the collateral less estimated selling costs.

Estimating Credit Loss in the Remaining Portfolio. The Bank also assesses a factor for the margin for imprecision to the estimation of credit losses for the homogeneous population. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and is included as part of the mortgage loan allowance for credit loss. This amount represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured in the methodology described within. The actual loss that may occur on homogeneous populations of mortgage loans may be more or less than the estimated loss.

Roll-forward of Allowance for Credit Losses on Mortgage Loans. As of December 31, 2010 and 2009, the Bank determined that an allowance for credit losses should be established for credit losses on its conventional mortgage loans. The following table presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2010, 2009, and 2008 as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2010 (dollars in thousands):

	2010	2009	2008
Allowance for credit losses
Balance at beginning of year	$2,100	$350	$125
Charge-offs	(148)	—	—
Provision for credit losses	6,701	1,750	225
Balance at end of year	$8,653	$2,100	$350
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	$8,653
Recorded investment, end of year (1)
Individually evaluated for impairment	$—
Collectively evaluated for impairment	$2,943,883
_________________________
(1)     Excludes government-guaranteed or insured loans.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes the Bank's key credit quality indicators for mortgage loans at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010
	Conventional Mortgage Loans	Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$42,624	$15,924	$58,548
Past due 60-89 days delinquent	16,336	6,661	22,997
Past due 90 days or more delinquent	54,935	20,322	75,257
Total past due	113,895	42,907	156,802
Total current loans	2,829,988	286,298	3,116,286
Total mortgage loans (1)	$2,943,883	$329,205	$3,273,088
Other delinquency statistics
In process of foreclosure, included above (2)	$31,456	$7,731	$39,187
Serious delinquency rate (3)	1.89%	6.17%	2.32%
Past due 90 days or more still accruing interest	$—	$20,322	$20,322
Loans on nonaccrual status (4)	$54,935	$—	$54,935
Troubled debt restructurings	$238	$—	$238
_______________________
(1)     The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, and deferred derivative gains and losses. The recorded investment is not net of any valuation allowance.
(2)     Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(3)     Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.
(4)     Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2009
	Conventional Mortgage Loans	Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$49,975	$17,701	$67,676
Past due 60-89 days delinquent	17,309	7,281	24,590
Past due 90 days or more delinquent	44,969	19,822	64,791
Total past due	112,253	44,804	157,057
Total current loans	3,045,311	291,092	3,336,403
Total par value of mortgage loans outstanding	$3,157,564	$335,896	$3,493,460
Other delinquency statistics
In process of foreclosure, included above (1)	22,245	9,028	31,273
Serious delinquency rate (2)	1.48%	6.87%	1.95%
Past due 90 days or more still accruing interest	$—	$19,822	$19,822
Loans on non-accrual status (3)	$44,969	$—	$44,969
_____________________
(1)     Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(2)     Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.
(3)     Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

The following table summarizes the recorded investment, par amount and related allowance of impaired loans individually assessed for impairment at December 31, 2010, and the average recorded investment of impaired loans for the year ended December 31, 2010, by product class level (dollars in thousands):

	December 31, 2010
Conventional Mortgage Loans	Recorded Investment	Par Amount	Average Recorded Investment	Interest Income Recognized
With no related allowance:	$238	$246	$238	$—

Real Estate Owned Assets. At December 31, 2010 and 2009, the Bank had $6.5 million and $4.4 million, respectively, in loans classified as REO in other assets. During the years ended December 31, 2010, 2009, and 2008, the Bank sold REO assets with a recorded carrying value of $9.4 million, $7.5 million, and $5.3 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $363,000, $9,000, and $122,000 on the sale of REO assets during the years ended December 31, 2010, 2009, and 2008, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Securities Purchased Under Agreements to Resell and Federal Funds Sold

These investments are generally short-term (primarily overnight) and the recorded balance approximates fair value. The Bank invests in federal funds sold with highly rated counterparties and are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of December 31, 2010 and 2009, were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. As discussed in Note 4 — Securities Purchased Under Agreements to Resell, the terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2010 and 2009.

Note 12 — Derivatives and Hedging Activities
Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effects of interest-rate changes on interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest-rate risk-management strategies is to manage interest-rate risk within appropriate limits. As part of our effort to mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest-rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources.
Consistent with Finance Agency regulations, the Bank enters into derivatives to 1) manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities, 2) achieve the Bank's risk-management objectives, and 3) act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank's risk-management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the Bank's financial management strategy. The Bank uses derivatives when they are considered to be the most cost-efficient alternative to achieve the Bank's financial and risk-management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting.
The most common ways in which the Bank uses derivatives are to:

•	change the repricing frequency of assets and liabilities from fixed to floating or floating to fixed, considering interest-rate-risk management and funding needs;

•	hedge the cash flows of assets and liabilities that have embedded options, considering interest-rate-risk management and funding needs; and

•	hedge the mark-to-market sensitivity of existing assets or liabilities or of anticipated transactions.
Application of Derivatives
The Bank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. The Bank uses derivatives as:

1.	A fair-value or cash-flow hedge of a financial instrument or a forecasted transaction.

2.
An economic hedge in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting. These hedges are primarily used to manage mismatches between the coupon features of the Bank's assets and liabilities. For example, the Bank uses derivatives in its overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.

3.
An intermediary hedge to meet the asset/liability management needs of the Bank's members. The Bank acts as an intermediary by entering into derivatives with its members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. On October 4, 2010, the Bank suspended offering members the service of intermediating interest-rate derivatives.

Types of Derivatives
The Bank may use the following instruments to reduce funding costs and to manage its exposure to interest-rate risks inherent in the normal course of business.

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received by the Bank in most derivatives is LIBOR.

•
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank if it is planning to lend or borrow funds in the future against future interest rate changes. The Bank purchases both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

•
Optional Termination Interest Rate Swaps. An optional termination interest-rate swap is an interest-rate swap in which one counterparty has the right, but not the obligation, to terminate the swap prior to its stated maturity date. The Bank uses optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In each case, the Bank owns an option to terminate the hedged item, that is redeem a callable bond or demand repayment of a putable advance, on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the swap on those same dates.

•
Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold or cap price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold or floor price. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

•
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums paid to acquire options in fair-value hedging relationship are considered as the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities.

•
Futures/Forwards Contracts. The Bank may use futures and forward contracts to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling MBS to-be-announced (TBA) for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Types of Assets and Liabilities Hedged
The Bank formally documents at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to (1) assets and liabilities on the statement of condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses or other statistical or scenario-based analyses to assess the effectiveness of its hedges. For hedges that are deemed highly effective that meet the hedge-accounting requirements, the Bank applies hedge accounting. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.
Consolidated Obligations. The Bank may enter into derivatives to hedge (or partially hedge, depending on the risk-strategy) the interest-rate risk associated with its specific debt issuances. The Bank endeavors to manage the risk arising from changing market prices and volatility of a CO by matching the cash inflow on the derivative with the cash outflow on the CO.
As an example of such a hedging strategy, when fixed-rate COs are issued, the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed-interest cash flows to the Bank designed to mirror in timing and amount the interest cash outflows the Bank pays on the CO. At the same time, the Bank may pay a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate assets. In some cases, the hedged CO may have a nonstatic coupon that is subject to fair-value risk and that is matched by the receivable coupon on the hedging interest-rate swap. These transactions are treated as fair-value hedges. The Bank may issue variable-rate COs, bonds indexed to LIBOR, the U.S. prime rate, or the federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt. These hedges may be designated cash-flow hedges. The intermediation between the capital and derivatives markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate COs in the capital markets.
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
Advances. The Bank may use interest-rate swaps to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of the Bank's funding liabilities. Typically, the Bank hedges fixed-rate advances with interest-rate swaps where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge. Additionally, certain floating-rate advances that contain either an interest-rate cap or floor, or both a cap and a floor, may be hedged with a derivative containing an offsetting cap and/or floor, where the hedge relationship is treated as a fair-value hedge. Alternatively, the advance might have a floating-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. This type of hedge is treated as a cash-flow hedge.
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
Swaptions, which are options to enter into specified interest-rate swaps at a future date, may also be used to hedge prepayment risk on mortgage loans, many of which are not designated to specific mortgage loans and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The options are marked to market through current period earnings and presented on the statement of operations as net (losses) gains on derivatives and hedging activities. The Bank may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked to market through current period earnings.
Firm Commitments. Certain mortgage-purchase commitments are considered derivatives. The Bank may hedge these commitments by selling MBS TBA or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. These hedges do not qualify for hedge accounting treatment. The mortgage-purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in current period earnings. When the mortgage-purchase-commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.
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
Investments. The Bank primarily invests in U.S. agency obligations, MBS, certificates of deposit, asset-backed securities, and the taxable portion of state or local housing-finance-agency obligations, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. Finance Agency guidance and the Bank's policies limit this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. The Bank may manage its prepayment and duration risk by funding investment securities with COs that have call features or by hedging the prepayment risk with caps or floors, callable swaps, or swaptions.
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
For available-for-sale securities that have been hedged and qualify as a fair-value hedge, the Bank records the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized (loss) gain on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, the Bank records the effective portion of the change in fair value of the derivative related to the risk being hedged in other comprehensive income as net unrealized loss relating to hedging activities. The ineffective portion is recorded in other income as net (losses) gains on derivatives and hedging activities.
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
Anticipated Debt Issuance. The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate CO bonds to lock in a spread between an earning asset and the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond, with the realized gain or loss reported on the interest-rate swap recorded in accumulated other comprehensive loss. Realized gains and losses reported in accumulated other comprehensive loss are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate CO bonds.
Managing Credit Risk on Derivatives. The Bank is subject to credit risk on its hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through its ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with the Bank. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, investment-grade U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. These master-netting agreements also contain bilateral ratings-tied termination events permitting the Bank to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, Bank management does not anticipate any credit losses on its derivative agreements.
The table below presents credit risk exposure on derivative instruments, excluding instances where a counterparty's pledged cash collateral to the Bank exceeds the Bank's net position (dollars in thousands).

	December 31,
	2010	2009
Total net exposure at fair value(1)	$17,098	$26,434
Cash collateral held	2,280	9,631
Net exposure after collateral	$14,818	$16,803

_______________________
(1)  Includes net accrued interest receivable of $2.2 million and $9.4 million at December 31, 2010 and 2009.

Certain of the Bank's derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit-rating agency, we would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2010, was $729.0 million for which the Bank has posted collateral with a post-haircut value of $403.3 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $260.6 million of post-haircut-valued collateral to its derivatives counterparties at December 31, 2010. However, the Bank's credit rating has not changed during the previous 12 months.

The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 14 — Consolidated Obligations for additional information. Note 21 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
Intermediation. The Bank may act as an intermediary between members and other counterparties by entering into derivatives with members and into offsetting derivatives with other counterparties to meet the needs of its members. The Bank was not an intermediary as of December 31, 2010 and 2009. On October 4, 2010, the Bank suspended offering members the service of intermediating interest-rate derivatives.
Financial Statement Impact and Additional Financial Information. Net (losses) gains on derivatives and hedging activities for the years ended December 31, 2010, 2009, and 2008, were as follows (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$2,998	$1,527	$1,210
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(19,091)	755	(11,327)
Interest-rate caps or floors	(78)	(48)	(80)
Mortgage-delivery commitments	619	(264)	(945)
Intermediary transactions:
Interest-rate caps or floors	—	—	(3)
Total net (losses) gains related to derivatives not designated as hedging instruments	(18,550)	443	(12,355)

Net (losses) gains on derivatives and hedging activities	$(15,552)	$1,970	$(11,145)
There were no amounts for the years ended December 31, 2010, 2009, and 2008, that were reclassified into earnings as a result of the discontinuance of cash-flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
As of December 31, 2010, the amount of deferred net losses on derivative instruments accumulated in other comprehensive loss expected to be reclassified to earnings during the next 12 months is $14,000.
The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on the Bank's net interest income for the years ended December 31, 2010 and 2009 (dollars in thousands):

	For the Year Ended December 31, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$43,290	$(42,123)	$1,167	$(389,351)
Investments	(38,039)	39,134	1,095	(50,631)
Deposits	356	(356)	—	1,567
Consolidated obligations - bonds	68,024	(67,369)	655	207,641
Consolidated obligations - discount notes	(67)	148	81	75
	$73,564	$(70,566)	$2,998	$(230,699)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in interest income or interest expense of the respective hedged item in the statement of operations.

	For the Year Ended December 31, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$421,367	$(421,231)	$136	$(432,058)
Investments	208,873	(207,147)	1,726	(47,263)
Deposits	(1,669)	1,669	—	1,458
Consolidated obligations - bonds	(189,934)	189,531	(403)	202,398
Consolidated obligations - discount notes	(1,048)	1,116	68	9,037
	$437,589	$(436,062)	$1,527	$(266,428)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in interest income or interest expense of the respective hedged item in the statement of operations.

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the item being hedged, and any offsets between the two.

The following table presents the fair value of derivative instruments as of December 31, 2010 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$23,368,625	$260,837	$(955,170)
Derivatives not designated as hedging instruments
Interest-rate swaps	298,250	—	(13,193)
Interest-rate caps or floors	16,500	195	(163)
Mortgage-delivery commitments (1)	28,217	55	(242)
Total derivatives not designated as hedging instruments	342,967	250	(13,598)
Total notional amount of derivatives	$23,711,592
Total derivatives before netting and collateral adjustments		261,087	(968,768)
Netting adjustments (2)		(239,548)	239,548
Cash collateral and related accrued interest		(6,721)	—
Derivative assets and derivative liabilities		$14,818	$(729,220)
_______________________

(1)          Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)         Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions.

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
_______________________
(1)         Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)         Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions.

Note 13 — Deposits

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
Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2010 and 2009, include hedging adjustments of $4.8 million and $4.7 million, respectively. The average interest rates paid on average deposits during 2010 and 2009 was 0.09 percent.
The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	December 31, 2010	December 31, 2009
Interest bearing
Demand and overnight	$677,568	$720,893
Term	28,882	30,191
Other	4,772	3,892
Non-interest bearing
Other	34,299	17,481
Total deposits	$745,521	$772,457

Note 14 — Consolidated Obligations
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
Although the Bank is primarily liable for its portion of COs (that is, those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that is primarily liable for such CO, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the COs between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 21 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.
The par values of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $796.4 billion and $930.6 billion at December 31, 2010 and 2009, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the COs outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
The following is a summary of the Bank's participation in CO bonds outstanding at December 31, 2010 and 2009, by year of contractual maturity (dollars in thousands):

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2010	$—	—%	$15,707,110	1.45%
2011	12,400,350	1.13	6,901,350	1.84
2012	7,873,080	1.90	4,230,580	2.61
2013	6,063,750	2.31	2,971,750	3.36
2014	2,323,845	2.48	1,801,800	3.17
2015	2,434,000	2.94	777,000	4.77
Thereafter	3,705,700	4.01	3,227,700	5.11
Total par value	34,800,725	2.03%	35,617,290	2.31%
Premiums	146,434		85,316
Discounts	(37,363)		(426,464)
Hedging adjustments	192,954		133,005
Total	$35,102,750		$35,409,147
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
The Bank's CO bonds outstanding at December 31, 2010 and 2009, included (dollars in thousands):

	December 31, 2010	December 31, 2009
Par value of CO bonds
Noncallable and non-putable	$29,556,725	$30,266,040
Callable	5,244,000	5,351,250
Total par value	$34,800,725	$35,617,290

The following is a summary of the Bank's participation in CO bonds outstanding at December 31, 2010 and 2009, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2010	December 31, 2009
2010	$—	$20,768,360
2011	17,161,350	6,156,350
2012	7,303,080	3,330,580
2013	5,355,750	2,390,500
2014	1,528,845	751,800
2015	1,559,000	737,000
Thereafter	1,892,700	1,482,700
Total par value	$34,800,725	$35,617,290
Beyond having fixed-rate or simple variable-rate coupon-payment terms, COs may also have the following terms regarding principal repayment terms:
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
The following table details CO bonds by interest-rate-payment type at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010	December 31, 2009
Par value of CO bonds
Fixed-rate	$26,980,725	$28,515,040
Simple variable-rate	6,600,000	5,537,000
Step-up	1,220,000	1,115,250
Zero-coupon	—	450,000
Total par value	$34,800,725	$35,617,290

At December 31, 2010 and 2009, 42.5 percent and 45.4 percent of the Bank's fixed-rate CO bonds were swapped to a floating rate.

Concessions on Consolidated Obligations. Unamortized concessions were $8.5 million at both December 31, 2010 and 2009, and are included in other assets on the statement of condition. The amortization of such concessions is included in CO interest expense and totaled $10.9 million, $11.9 million, and $7.6 million in 2010, 2009, and 2008, respectively.

Consolidated Obligation Discount Notes. The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2010	$18,524,841	$18,526,985	0.11%
December 31, 2009	$22,277,685	$22,281,433	0.10%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity.

At December 31, 2009, 4.2 percent of the Bank's fixed-rate CO discount notes were swapped to a floating rate.

Note 15 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market-interest-rate advances to members, who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCorp. The exclusion of interest expense associated with mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Board. The AHP and REFCorp assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its net earnings. The Bank reduces its AHP liability as members used subsidies. Calculation of the REFCorp assessment is discussed in Note 16 — Resolution Funding Corporation.
If the Bank experiences a net loss during a quarter, but still has net earnings for the year, the Bank's obligation to the AHP would be calculated based on the Bank's net earnings for that calendar year. In annual periods where the Bank's net earnings are zero or less (as was the case in each of 2008 and 2009), the AHP assessment for the Bank is zero since the Bank's required annual contribution is limited to its annual net earnings. However, if the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. The Bank's AHP expense for 2010 was $11.8 million. Due to the net loss in 2009 and 2008, the Bank recorded no AHP expense for those years.
There was no shortfall, as described above, in either 2010, 2009, or 2008. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in either 2010, 2009, or 2008.
The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $95.3 million and $90.4 million at December 31, 2010 and 2009, respectively.
The following table is an analysis of the AHP liability for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Balance at beginning of year	$23,994	$34,815	$48,451
AHP expense for the year	11,843	—	—
AHP direct grant disbursements	(10,125)	(8,919)	(11,400)
AHP subsidy for below-market-rate advance disbursements	(2,895)	(2,232)	(2,479)
Return of previously disbursed grants and subsidies	321	113	243
Transfers from other programs	—	217	—
Balance at end of year	$23,138	$23,994	$34,815

Note 16 — Resolution Funding Corporation
Each FHLBank is required to pay to REFCorp 20 percent of net income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCorp. The AHP and REFCorp assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCorp assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 15 — Affordable Housing Program. The REFCorp has been designated as the calculation agent for AHP and REFCorp assessments. Each FHLBank provides their net income before AHP and REFCorp to the REFCorp, which then performs the calculations for each quarterend.
The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCorp will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCorp by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experiences a net loss during a quarter, but still had net income for the year, the Bank's obligation to the REFCorp would be calculated based on the Bank's year-to-date GAAP net income. The Bank would be able to reduce future assessments by the amounts paid in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute an additional amount to meet its calculated annual obligation. If the Bank experienced a net loss for a full year (as was the case in 2008 and 2009), the Bank would have no obligation to the REFCorp for the year.
Due to the Bank overpaying its 2008 REFCorp assessment, and as directed by the U.S. Treasury, the Bank will use the overpayment as a credit against future REFCorp assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. The 2008 overpayment of $40.2 million was recorded as a prepaid assessment asset by the Bank and reported as REFCorp prepaid assessment on the statement of condition at December 31, 2009. The Bank used $26.6 million of credit during the year ended December 31, 2010, resulting in a REFCorp prepaid assessment of $13.6 million at December 31, 2010. No credit was used during the year ended December 31, 2009. Over time, as the Bank uses this credit against future REFCorp assessments, the Bank's prepaid assessment asset will continue to be reduced until the asset has been exhausted. If any amount of the Bank's prepaid assessment asset still remains at the time that the REFCorp obligation for the FHLBank System as a whole is fully satisfied, or almost fully satisfied, REFCorp, in consultation with the U.S. Treasury, is expected to implement a procedure so that the Bank would be able to collect on its remaining prepaid assessment asset.
An analysis of the REFCorp asset (liability) for the years ended December 31, 2010, 2009, and 2008 follows (dollars in thousands):

	2010	2009	2008
Balance at beginning of year	$40,236	$40,236	$(16,318)
Expense	26,646	—	—
Cash payments	—	—	56,554
Balance at end of year	$13,590	$40,236	$40,236
The Finance Agency is required to extend the term of the FHLBanks' obligation to REFCorp for each calendar quarter in which the FHLBanks' quarterly payment falls short of $75 million.

The FHLBanks' aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to October 15, 2011, effective December 31, 2010. The FHLBanks' aggregate payments through 2010 have satisfied $64.6 million of the $75 million scheduled payment due on October 15, 2011, and all scheduled payments thereafter. This date assumes that the FHLBanks will pay the remaining FHLBank System obligation in 2011, which totals $160.4 million (including the application of certain credits due to FHLBanks that overpaid their annual REFCorp assessment). The benchmark payments or portions of them could be reinstated if the actual REFCorp payments of the FHLBanks fall short of $75 million in a quarter.

Note 17 — Capital

The Bank is subject to three capital requirements under its capital structure plan and Finance Agency rules and regulations:

1.               Risk-based capital. Under this capital requirement, the Bank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit-risk capital requirement, its market-risk capital requirement, and its operations-risk capital requirement, calculated in accordance with Bank policy and Finance Agency rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital satisfies this risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.

2.               Total regulatory capital. Under this capital requirement, the Bank is required to maintain at all times a total capital-to-assets ratio of at least 4 percent. Total regulatory capital is the sum of permanent capital, any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.               Leverage capital. Under this third capital requirement, the Bank is required to maintain at all times a leverage capital-to-assets ratio of at least 5 percent. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining the Bank's compliance with its regulatory capital requirements.

The following tables demonstrate the Bank's compliance with its regulatory capital requirements at December 31, 2010 and 2009 (dollars in thousands).

	December 31, 2010	December 31, 2009
Risk-Based Capital Requirements

Permanent capital
Class B capital stock	$3,664,425	$3,643,101
Mandatorily redeemable capital stock	90,077	90,896
Retained earnings	249,191	142,606
Total permanent capital	$4,003,693	$3,876,603
Risk-based capital requirement
Credit-risk capital (1)	$636,913	$570,260
Market-risk capital (2)	113,226	603,446
Operations-risk capital	225,042	352,112
Total risk-based capital requirement	$975,181	$1,525,818
Excess of risk-based capital requirement	$3,028,512	$2,350,785
_______________________
(1)    The Bank's credit-risk-based capital requirement, as defined by the Finance Agency's risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and nonmortgage assets, tenor or final maturity of the asset, increased by $66.7 million primarily due to downgrades of the credit ratings of private-label MBS from December 31, 2009, to December 31, 2010.

(2)    The ratio of the Bank's market value of permanent capital to its book value of permanent capital increased from 74.8 percent at December 31, 2009, to 87.8 percent at December 31, 2010. Under Finance Agency regulations, the dollar amount by which the Bank's market value of permanent capital is less than 85 percent of its book value of permanent capital must be added to the market-risk component of its risk-based capital requirement. There was no such incremental risk-based capital requirement as of December 31, 2010. There was an incremental risk-based capital requirement of $396.0 million as of December 31, 2009.

	December 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$975,181	$4,003,693	$1,525,818	$3,876,603
Total regulatory capital	$2,345,892	$4,003,693	$2,499,480	$3,876,603
Total capital-to-asset ratio	4.0%	6.8%	4.0%	6.2%

Leverage Ratio
Leverage capital	$2,932,365	$6,005,540	$3,124,350	$5,814,905
Leverage capital-to-assets ratio	5.0%	10.2%	5.0%	9.3%
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
The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership voluntary for all members. Members may redeem Class B stock by giving five years' notice. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank's capital plan, unless the institution has canceled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.
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
Mandatorily Redeemable Capital Stock. The Bank will reclassify capital stock subject to redemption from equity to liability once a member exercises a written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statement of operations. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.
At December 31, 2010 and 2009, the Bank had $90.1 million and $90.9 million, respectively in capital stock subject to mandatory redemption. Payment of capital stock subject to mandatory redemption is subject to a five-year waiting period and the Bank continuing to meet its minimum capital requirements. There were no dividends on mandatorily redeemable stock for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, dividends on mandatorily redeemable capital stock of $1.2 million were recorded as interest expense.
The following table provides the activities recorded as mandatorily redeemable capital stock during the years ended December 31, 2010, 2009, and 2008 (dollars in thousands).

	2010	2009	2008

Balance, beginning of year	$90,896	$93,406	$31,808
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	3,469	10	88,019
Capital stock previously subject to mandatory redemption reclassified to equity during the year due to merger into a member institution	—	(2,520)	—
Redemption/repurchase of mandatorily redeemable capital stock	(4,288)	—	(26,421)
Balance at end of year	$90,077	$90,896	$93,406
Consistent with the capital plan currently in effect, the Bank is not required to redeem membership stock until five years after the membership is terminated or the Bank receives notice of withdrawal. Furthermore, the Bank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, the Bank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital-stock redemption discussed below. The year of redemption in the following table represents the end of the five-year redemption period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the five-year redemption period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2010 and 2009 (dollars in thousands).

	December 31,
Contractual Year of Redemption	2010	2009
Past redemption date(1)	$—	$4,185
2010	—	103
2011	—	—
2012	—	—
2013	86,598	86,598
2014	10	10
2015	3,469	—
Total	$90,077	$90,896
______________________

(1)
Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption period but member-related activity remains outstanding. Accordingly, these shares of capital stock will not be redeemed until the activity is no longer outstanding.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank's capital plan provides that the Bank will charge the member a cancellation fee equal to 2.0 percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. The Bank will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and such a waiver is consistent with the FHLBank Act.
Excess Capital Stock. In accordance with its capital plan, the Bank, in its discretion, can repurchase stock from a member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) and the repurchase will not cause the Bank to fail to meet any of its capital requirements and subject to any other applicable regulatory limitations. In so doing, the Bank will repurchase any shares that are the subject of an outstanding redemption notice from that member before repurchasing any other shares that are in excess of the member's total stock-investment requirement. The Bank may also allow the member to sell the excess capital stock at par value to another member of the Bank. During 2008 through December 5, 2008, the Bank honored all excess capital stock-repurchase requests from members after determining that the Bank would remain in compliance with its capital requirements after making such repurchases. However, effective December 8, 2008, the Bank placed a moratorium on all excess capital stock repurchases to help preserve the Bank's capital in the light of certain liquidity challenges for the Bank that arose during 2008 and 2009. At December 31, 2010 and 2009, members and nonmembers with capital stock outstanding held excess capital stock totaling $1.9 billion and $1.5 billion, representing approximately 50.8 percent and 39.9 percent of total capital stock outstanding, respectively. The Bank may not pay dividends in the form of capital stock or issue new excess stock to members if the Bank's excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the Bank's excess stock to exceed one percent of its total assets. At December 31, 2010, the Bank had excess capital stock outstanding totaling 3.3 percent of its total assets.
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

Additionally, the Bank cannot redeem or repurchase shares of capital stock from any member of the Bank if any of the following conditions are present:

•
If, following such redemption, the Bank would fail to satisfy its minimum capital requirements. In accordance with applicable law and Finance Agency regulations, no Bank stock may be redeemed if the Bank becomes undercapitalized or the Bank's capital would be insufficient to maintain a classification of adequately capitalized after doing so, except, in this latter case, with the Director of the Finance Agency's permission. This includes the event that the Director of the Finance Agency deems the Bank to be less than adequately capitalized on a discretionary basis;

•	If either the Bank's board of directors or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital;

•	If the principal or interest due on any CO issued through the Office of Finance on which the Bank is the primary obligor has not been paid in full when due;

•	If the Bank fails to provide to the Finance Agency a certain quarterly certification required by the Finance Agency's regulations prior to declaring or paying dividends for a quarter;

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

In addition to possessing the authority to suspend capital stock redemptions or repurchases, the Bank's board of directors also has a statutory obligation to review and adjust member capital stock purchase requirements to comply with the Bank's minimum capital requirements, and each member must comply promptly with any such requirement. However, a member may be able to reduce its outstanding business with the Bank as an alternative to purchasing additional capital stock.
Capital Classification Determination. The Bank is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2010. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If the Bank becomes classified into a capital classification other than adequately capitalized, the Bank would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 22, 2010, the Acting Director of the Finance Agency notified the Bank that, based on September 30, 2010, financial information, the Bank met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified the Bank of its capital classification based on December 31, 2010, financial information.

Note 18 — Employee Retirement Plans

Qualified Defined Benefit Multi-Employer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $5.3 million, $3.5 million, and $3.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.
Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions charged to compensation and benefit expense were $816,000, $868,000, and $770,000 in the years ended December 31, 2010, 2009, and 2008, respectively.
Nonqualified Defined Contribution Plan. The Bank also maintains the Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank's contributions to this plan totaled $53,000, $46,000, and $145,000 in the years ended December 31, 2010, 2009, and 2008, respectively. The Bank's obligation from this plan, was $2.9 million and $2.6 million at December 31, 2010 and 2009, respectively.
Nonqualified Supplemental Defined Benefit Retirement Plan. The Bank also maintains a nonqualified, unfunded defined-benefit plan covering certain senior officers, as defined in the plan. The Bank maintains a Rabbi trust intended to meet future benefit obligations. There are no funded plan assets that have been designated to provide supplemental retirement benefits.

Postretirement Benefits. The Bank sponsors a fully insured postretirement benefit program that includes life insurance benefits for eligible retirees. The Bank provides life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees. There are no funded plan assets that have been designated to provide postretirement benefits.

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, the Bank recorded the following amounts as of December 31, 2010, and 2009 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,090	$12,818	$458	$411
Service cost	205	294	24	34
Interest cost	221	414	25	24
Actuarial (gain) loss	(293)	(138)	9	4
Benefits paid	(1,364)	(8,298)	(17)	(15)
Benefit obligation at end of period	3,859	5,090	499	458
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,364	8,298	17	15
Benefits paid	(1,364)	(8,298)	(17)	(15)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(3,859)	$(5,090)	$(499)	$(458)
______________________
(1)          Represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.
Amounts recognized in other liabilities on the statement of condition for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2010 and 2009, were $4.4 million and $5.5 million, respectively.
Amounts recognized in accumulated other comprehensive loss for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2010 and 2009, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2010	2009	2010	2009
Net actuarial loss	$960	$1,661	$90	$81
Prior service benefit	—	(17)	—	—
Net amount recognized	$960	$1,644	$90	$81
The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $3.6 million and $4.3 million at December 31, 2010 and 2009, respectively.
The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost
Service cost	$205	$294	$511	$24	$34	$20
Interest cost	221	414	703	25	24	21
Amortization of prior service cost	(17)	(17)	(17)	—	—	—
Amortization of net actuarial loss	66	80	472	—	5	—
Loss due to settlement of pension obligation	342	1,961	—	—	—	—
Net periodic benefit cost	817	2,732	1,669	49	63	41
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income
Amortization of prior service cost	17	17	17	—	—	—
Amortization of net actuarial loss	(66)	(80)	(472)	—	(5)	—
Net actuarial (gain) loss	(293)	(138)	1,622	—	5	50
Loss due to settlement of pension obligation	(342)	(1,961)	—	—	—	—
Total recognized in accumulated other comprehensive income	(684)	(2,162)	1,167	—	—	50
Total recognized in net periodic benefit cost and accumulated other comprehensive income	$133	$570	$2,836	$49	$63	$91
The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost is $96,000 for the Bank's nonqualified supplemental defined benefit retirement plan and $3,000 for the Bank's postretirement benefits over the next fiscal year.
Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2010 and 2009, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2010	2009	2010	2009
Benefit obligation
Discount rate	5.50%	6.00%	5.50%	6.00%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	6.00%	6.25%	6.00%	5.75%
Salary increases	5.50%	5.50%	—	—
The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2010, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2010, and solving for the single discount rate that produces the same present value.
The Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2011 other than the payment of benefits.
Estimated future benefit payments for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

Years	Nonqualified Supplemental Defined Benefit Retirement Plan Payments	Postretirement Benefits Payments
2011	$36	$17
2012	126	17
2013	146	18
2014	173	18
2015	192	19
2016-2020	1,335	111

Note 19 — Segment Information

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

The following table presents net interest income after provision for credit losses by business segment, as well as other loss, other expense, and income (loss) before assessments for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Net Interest Income after Provision for Credit Losses by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Other Loss	Other Expense	Income (Loss) Before Assessments
2010	$50,668	$240,214	$290,882	$(86,244)	$59,564	$145,074
2009	$68,936	$241,028	$309,964	$(436,647)	$60,068	$(186,751)
2008	$28,186	$304,256	$332,442	$(391,960)	$56,308	$(115,826)

 The following table presents total assets by business segment and average-earning assets by business segment for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Total Assets by Segment			Total Average-Earning Assets by Segment
	Mortgage Loan Finance	Other Business Activities	Total	Mortgage Loan Finance	Other Business Activities	Total
2010	$3,264,584	$55,382,717	$58,647,301	$3,343,508	$59,687,147	$63,030,655
2009	$3,526,527	$58,960,473	$62,487,000	$3,851,510	$66,676,980	$70,528,490
2008	$4,177,313	$76,175,854	$80,353,167	$4,065,776	$77,651,371	$81,717,147

Note 20 — Fair Values

The carrying values and fair values of the Bank’s financial instruments at December 31, 2010 and 2009, were as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$6,151	$6,151	$191,143	$191,143
Interest-bearing deposits	155	155	81	81
Securities purchased under agreements to resell	2,175,000	2,174,965	1,250,000	1,249,948
Federal funds sold	5,585,000	5,584,920	5,676,000	5,675,885
Trading securities	5,579,741	5,579,741	107,338	107,338
Available-for-sale securities	7,335,035	7,335,035	6,486,632	6,486,632
Held-to-maturity securities	6,459,544	6,564,181	7,427,413	7,422,681
Advances	28,034,949	28,334,306	37,591,461	37,821,543
Mortgage loans, net	3,245,954	3,406,467	3,505,975	3,627,426
Accrued interest receivable	145,177	145,177	147,689	147,689
Derivative assets	14,818	14,818	16,803	16,803
Liabilities:
Deposits	(745,521)	(745,276)	(772,457)	(772,331)
Consolidated obligations:
Bonds	(35,102,750)	(35,519,770)	(35,409,147)	(35,725,554)
Discount notes	(18,524,841)	(18,525,104)	(22,277,685)	(22,278,168)
Mandatorily redeemable capital stock	(90,077)	(90,077)	(90,896)	(90,896)
Accrued interest payable	(141,141)	(141,141)	(178,121)	(178,121)
Derivative liabilities	(729,220)	(729,220)	(768,309)	(768,309)
Other:
Commitments to extend credit for advances	—	(1,756)	—	(2,492)
Standby bond-purchase agreements	—	4,556	—	3,008
Standby letters of credit	(891)	(891)	(845)	(845)

Fair-Value Methodologies and Techniques

The fair-value amounts above have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. During the year ended December 31, 2010, the Bank changed the methodology used to estimate the fair value of agency MBS and other non-MBS investment securities, except HFA obligations. This change is consistent with the change that the Bank adopted in 2009 for estimating the fair value of private-label MBS. Under the new methodology, the Bank requests prices for these investment securities from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets. Prior to making this change, the Bank had used either a single third-party vendor, dealer quotes, or calculated the present value of expected future cash flows for estimating the fair value of these securities. This change in pricing methodology did not have a significant impact on the Bank's estimated fair values of these investment securities.

Investment Securities – Housing-Finance-Agency Obligations. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

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

Advances. The Bank determines the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. The Bank does not account for credit risk in determining the fair value of the Bank's advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. The Bank has certain advantages as a creditor to depository institution members. The Bank has the ability to establish a blanket lien on all financial assets of most members, and in the case of FDIC-insured institutions, the Bank’s lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

Derivative Assets/Liabilities – Interest-Rate-Exchange Agreements. The Bank bases the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received from or delivered to the counterparty, where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank.

Derivative Assets/Liabilities – Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are recorded as derivatives in the statement of condition. The fair values of such commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago, which are derived from MBS TBA delivery commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

Deposits. The Bank determines fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank estimates fair values based on the cost of issuing comparable term debt, excluding noninterest selling costs. Fair values of COs without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance. Fair values of COs with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers.

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

Level 3                     Defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs are supported by little or no market activity and reflect the Bank's own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include certain private-label MBS.

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

Fair Value Measured on a Recurring Basis

The following tables present the Bank's assets and liabilities that are measured at fair value on the statement of condition at December 31, 2010 and 2009, by fair-value hierarchy level (dollars in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$5,319,921	$—	$—	$5,319,921
U.S. government-guaranteed - residential MBS	—	21,366	—	—	21,366
Government-sponsored enterprises - residential MBS	—	8,438	—	—	8,438
Government-sponsored enterprises - commercial MBS	—	230,016	—	—	230,016
Total trading securities	—	5,579,741	—	—	5,579,741
Available-for-sale securities:
Supranational banks	—	400,670	—	—	400,670
Corporate bonds	—	1,174,801	—	—	1,174,801
U.S. government corporations	—	238,201	—	—	238,201
Government-sponsored enterprises	—	3,518,458	—	—	3,518,458
U.S. government guaranteed - residential MBS	—	167,201	—	—	167,201
Government-sponsored enterprises - residential MBS	—	1,582,947	—	—	1,582,947
Government-sponsored enterprises - commercial MBS	—	252,757	—	—	252,757
Total available-for-sale securities	—	7,335,035	—	—	7,335,035
Derivative assets:
Interest-rate-exchange agreements	—	261,032	—	(246,269)	14,763
Mortgage delivery commitments	—	55	—	—	55
Total derivative assets	—	261,087	—	(246,269)	14,818
Total assets at fair value	$—	$13,175,863	$—	$(246,269)	$12,929,594
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(968,526)	$—	$239,548	$(728,978)
Mortgage delivery commitments	—	(242)	—	—	(242)
Total derivative liabilities	—	(968,768)	—	239,548	(729,220)
Total liabilities at fair value	$—	$(968,768)	$—	$239,548	$(729,220)
_______________________
(1)         Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2010, totaled $6.7 million.

	December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed - residential MBS	$—	$23,972	$—	$—	$23,972
Government-sponsored enterprises - residential MBS	—	10,458	—	—	10,458
Government-sponsored enterprises - commercial MBS	—	72,908	—	—	72,908
Total trading securities	—	107,338	—	—	107,338
Available-for-sale securities:
Certificates of deposit	—	2,600,000	—	—	2,600,000
Supranational banks	—	381,011	—	—	381,011
Corporate bonds	—	701,779	—	—	701,779
U.S. government corporations	—	221,502	—	—	221,502
Government-sponsored enterprises	—	1,752,319	—	—	1,752,319
U.S. government guaranteed - residential MBS	—	16,704	—	—	16,704
Government-sponsored enterprises - residential MBS	—	503,542	—	—	503,542
Government-sponsored enterprises - commercial MBS	—	309,775	—	—	309,775
Total available-for-sale securities	—	6,486,632	—	—	6,486,632
Derivative assets:
Interest-rate-exchange agreements	—	243,302	—	(226,499)	16,803
Total assets at fair value	$—	$6,837,272	$—	$(226,499)	$6,610,773
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(985,146)	$—	$216,868	$(768,278)
Mortgage delivery commitments	—	(31)	—	—	(31)
Total derivative liabilities	—	(985,177)	—	216,868	(768,309)
Total liabilities at fair value	$—	$(985,177)	$—	$216,868	$(768,309)
_______________________
(1)       Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2009, totaled $9.6 million.

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels during the year ended December 31, 2010.

Fair Value on a Nonrecurring Basis

The Bank measures certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, when there is evidence of other-than-temporary impairment).

The following table presents the fair value of financial assets by level within the fair value hierarchy which are recorded on a nonrecurring basis at December 31, 2010 (dollars in thousands).

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,433	$119,433
REO	—	—	1,071	1,071

Total nonrecurring assets at fair value	$—	$—	$120,504	$120,504

Significant Inputs of Recurring and Nonrecurring Fair-Value Measurements

The following represents the significant inputs used to determine fair value of those instruments carried on the balance sheet at fair value which are classified as Level 2 or Level 3 within the fair-value hierarchy. The descriptions below do not differentiate between recurring and nonrecurring fair-value measurements and should be read in conjunction with the fair-value methodology disclosures for all financial instruments provided above.

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

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of December 31, 2010, vendor prices were received for substantially all of the FHLBanks' investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2010, fell within Level 3 of the fair-value hierarchy.

Derivative Assets/Liabilities. Fair value of derivatives is generally determined using discounted cash-flow analysis (the income approach) and comparisons with similar instruments (the market approach). The discounted cash-flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate-exchange agreements:

•	LIBOR swap curve, and

•	Market-based expectations of future interest-rate volatility implied from current market prices for similar options for agreements containing options.

Mortgage delivery commitments:

•	MBS TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

The Bank generally uses a midmarket pricing convention as a practical expedient for fair-value measurements within a bid-ask spread. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

Note 21 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The Bank evaluates the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2010, and through the filing of this report, the Bank does not believe that it is reasonably likely to be required to repay the principal or interest on any CO on behalf of another FHLBank.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at December 31, 2010 and 2009. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable aggregated to approximately $743.0 billion and $872.7 billion at December 31, 2010 and 2009, respectively. See Note 14 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table shows the Bank's off-balance-sheet commitments as of December 31, 2010 and 2009 (dollars in thousands).

	December 31, 2010			December 31, 2009
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding	$821,443	$693,309	$1,514,752	$1,093,793
Commitments for standby bond purchases	239,000	315,115	554,115	442,435
Commitments for unused lines of credit - advances (1)	1,335,113	—	1,335,113	1,426,065
Commitments that legally bind the Bank for additional advances	43,333	63,766	107,099	546,572
Commitments to invest in mortgage loans	28,217	—	28,217	3,706
Unsettled CO bonds, at par (2)	34,500	—	34,500	205,000
Unsettled CO discount notes, at par	29,400	—	29,400	1,005,750
__________________________
(1)     Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.
(2) No unsettled CO bonds were hedged with associated interest-rate exchange agreements at December 31, 2010. The Bank had $165.0 million in unsettled CO bonds which were hedged with associated interest rate swaps at December 31, 2009.

Commitments to Extend Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate pursuant to which the Bank (for a fee) agrees to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If the Bank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit, including related commitments, range from 2.5 months to 20 years, including a final expiration in 2024.

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $891,000 and $845,000 at December 31, 2010 and 2009, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.
The Bank monitors the creditworthiness of its members that have standby letter of credit agreements outstanding based on an evaluation of the financial condition of the member. The Bank reviews available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members' regulatory examination reports. The Bank analyzes this information on a regular basis.

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state-housing authorities whereby the Bank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bond. The standby bond-purchase commitments entered into by the Bank expire between one and three years following the start of the commitment, currently no later than 2013. At December 31, 2010 and 2009, the Bank had standby bond purchase agreements with two state-housing authorities. During the years ended December 31, 2010 and 2009, the Bank was not required to purchase any bonds under these agreements.

Commitments to Invest in Mortgage Loans. Commitments are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of December 31, 2010 and 2009, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $397.2 million and $445.1 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Lease Commitments. On October 26, 2010, the Bank entered into a new lease pursuant to which the Bank will lease approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199, that will serve as the Bank's headquarters. The Bank also amended the existing lease for its current headquarters at 111 Huntington Avenue, Boston Massachusetts 02199, to terminate upon the effective date of the new lease.
The Bank charged to operating expense net rental costs of approximately $3.8 million, $3.9 million, and $3.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. Future minimum rentals at December 31, 2010, were as follows (dollars in thousands):

Minimum Rent
2011	$3,684
2012	2,488
2013	2,359
2014	2,321
2015	2,321
Thereafter	19,862
Total	$33,035
Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
Legal Proceedings. As previously reported, on September 15, 2008, Lehman Brothers Holdings Inc., the parent company of Lehman and a guarantor of Lehman's obligations, announced it had filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This filing precipitated the termination of the Bank's derivative transactions with Lehman, and in connection with those terminations, the Bank calculated the net amount it owed Lehman to be approximately $14.0 million. After netting against the fair value of collateral that had been pledged to Lehman in connection with those transactions, the Bank made a payment to Lehman of approximately $6.9 million in satisfaction of the net amount due to Lehman.

On October 29, 2010, the Bank received a Derivatives Alternative Dispute Resolution Notice from Lehman making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest calculated at a default rate based on Lehman's view of how the settlement amount should have been calculated. Lehman asserts in the notice that interest at such default rate will continue to accrue until the Bank pays Lehman the full amount that Lehman claims it is owed. The Bank believes that it correctly calculated and fully satisfied its obligation to Lehman, and the Bank does not believe that Lehman's demand has any merit. A protocol issued by the bankruptcy court with jurisdiction over Lehman's insolvency provides that parties receiving such a Derivatives Alternative Dispute Resolution Notice are subject to mandatory, non-binding mediation. The Bank intends to vigorously defend its position in this matter. Accordingly, no loss has been accrued based on this matter.

In addition to the foregoing, the Bank is subject to various other pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Other commitments and contingencies are discussed in Note 9 — Advances, Note 12 — Derivatives and Hedging Activities, Note 14 — Consolidated Obligations, Note 15 — Affordable Housing Program, Note 16 — Resolution Funding Corporation, Note 17 — Capital, and Note 18 — Employee Retirement Plans.

Note 22 — Transactions with Related Parties and Other FHLBanks

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

The following table presents member holdings of 10 percent or more of total capital stock outstanding at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$1,084,710	28.9%	$1,084,710	29.0%
RBS Citizens N.A.	515,748	13.7	515,748	13.8
_________________________
(1)    Capital stock outstanding at both December 31, 2010 and 2009, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of December 31, 2010 and 2009 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2010
RBS Citizens N.A.	$4,132,514	15.1%	$901	1.4%
Bank of America Rhode Island, N.A.	2,586,906	9.4	8,962	13.7
As of December 31, 2009
RBS Citizens N.A.	$10,712,640	29.0%	$1,808	2.3%
Bank of America Rhode Island, N.A.	3,059,312	8.3	5,315	6.8

The following table presents an analysis of advances activity with related parties for the year ended December 31, 2010 (dollars in thousands):

	Balance at	For the Year Ended December 31, 2010		Balance at
	December 31, 2009	Disbursements to Members	Payments from Members	December 31, 2010
RBS Citizens N.A.	$10,712,640	$21,426,250	$(28,006,376)	$4,132,514
Bank of America Rhode Island, N.A.	3,059,312	3,501,927	(3,974,333)	2,586,906

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances from the above members during the year ended December 31, 2010, 2009, and 2008, as follows (dollars in thousands):

	2010	2009	2008
Bank of America Rhode Island, N.A.	$27,593	$97,068	$693,776
RBS Citizens N.A.	26,748	50,278	284,099

During 2010, the Bank received prepayment fees of $327,000 from RBS Citizens N.A. The corresponding principal amount prepaid to the Bank during 2010 was $2.5 billion. The Bank did not receive any prepayment fees from RBS Citizens N.A. during 2009 and 2008. The Bank did not receive any prepayment fees from Bank of America Rhode Island, N.A. during 2010, 2009, and 2008.

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at December 31, 2010 and 2009 (dollars in thousands):

			December 31, 2010		December 31, 2009
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,377,805	5.8%	$3,068,404	11.1%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	149,300	0.6	985,260	3.6
_________________________
(1)          The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

Transactions with Other FHLBanks. The Bank may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. The Bank may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations.

Interest income from loans to other FHLBanks during the years ended December 31, 2010, 2009, and 2008, is shown in the following table by FHLBank (dollars in thousands):

Interest Income from Loans to Other FHLBanks	2010	2009	2008
FHLBank of Indianapolis	$—	$2	$—
FHLBank of San Francisco	1	—	—
Total	$1	$2	$—

Interest expense on borrowings from other FHLBanks for the years ended December 31, 2010, 2009, and 2008, is shown in the following table, by FHLBank (dollars in thousands):

Interest Expense on Borrowings from Other FHLBanks	2010	2009	2008
FHLBank of Atlanta	$—	$—	$31
FHLBank of Chicago	—	—	15
FHLBank of Cincinnati	5	12	210
FHLBank of Dallas	—	1	51
FHLBank of Des Moines	—	—	24
FHLBank of Indianapolis	—	—	27
FHLBank of New York	—	2	19
FHLBank of Pittsburgh	—	—	4
FHLBank of San Francisco	6	150	130
FHLBank of Seattle	—	—	5
FHLBank of Topeka	—	—	47
Total	$11	$165	$563
MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans in which the Bank invested after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $1.1 million in MPF transaction-services fee expense to the FHLBank of Chicago during each of the years ended December 31, 2010, 2009, and 2008, which has been recorded in the statement of operations as other expense.
Consolidated Obligations. From time to time, one FHLBank may transfer to another FHLBank the debt obligations for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the year ended December 31, 2010, the Bank assumed debt obligations with a par amount of $620.0 million and a fair value of approximately $653.4 million on the day they were assumed, which had been the obligations of other FHLBanks. There were no transfers of debt obligations between the Bank and other FHLBanks during the years ended December 31, 2009 and 2008.

Note 23 — Subsequent Events

On February 22, 2011, the board of directors approved payment of a cash dividend at an annualized rate of 0.30 percent based on capital stock balances outstanding during the fourth quarter of 2010. The dividend amounted to $2.8 million and was paid on March 2, 2011.

Supplementary Financial Data
Supplementary financial data for the years ended December 31, 2010 and 2009, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.

2010 Quarterly Results of Operations – Unaudited (dollars in thousands)
	2010 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$215,462	$222,789	$220,812	$211,450
Total interest expense	135,979	147,469	146,403	143,079
Net interest income before provision for credit losses	79,483	75,320	74,409	68,371
Provision for credit losses	5,813	453	4	431
Net interest income after provision for credit losses	73,670	74,867	74,405	67,940
Net impairment losses on investment securities recognized in income	(25,620)	(5,876)	(30,443)	(22,823)
Other income (loss)	863	1,219	(4,088)	524
Non-interest expense	16,761	13,944	14,389	14,470
Income before assessments	32,152	56,266	25,485	31,171
Assessments	8,530	14,928	6,761	8,270
Net income	$23,622	$41,338	$18,724	$22,901

2009 Quarterly Results of Operations – Unaudited (dollars in thousands)
	2009 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$232,193	$245,327	$293,159	$377,297
Total interest expense	144,215	163,508	208,319	320,220
Net interest income before provision for credit losses	87,978	81,819	84,840	57,077
Provision for credit losses	450	400	800	100
Net interest income after provision for credit losses	87,528	81,419	84,040	56,977
Net impairment losses on investment securities recognized in income	(72,440)	(174,190)	(70,526)	(126,912)
Other income (loss)	5,011	1,053	(692)	2,049
Non-interest expense	13,787	13,702	17,027	15,552
Income (loss) before assessments	6,312	(105,420)	(4,205)	(83,438)
Assessments	—	—	—	—
Net income (loss)	$6,312	$(105,420)	$(4,205)	$(83,438)

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

Management's Report on Internal Control over Financial Reporting

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
Management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2010, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2010, the Bank's internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

Additionally, the Bank's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Since the enactment of HERA, the Bank's board of directors has been constituted of a combination of industry directors elected by the Bank's members (member directors) on a state-by-state basis and independent directors elected by a plurality of all the Bank's members (independent directors), as further described under Election Process. Prior to the enactment of HERA, the board of directors was constituted of a combination of directors elected by the members and public interest directors appointed by the regulator. The Bank's board of directors is currently constituted of nine member directors and seven independent directors. Two of the independent directors are public interest directors.
A Finance Agency regulation (the Election Regulation) regarding FHLBank board of director elections and director eligibility gives the Director of the Finance Agency the annual responsibility to determine the size of each FHLBank's board of directors. Further, for each FHLBank, the Election Regulation requires the Director of the Finance Agency to allocate:

•	the directorships between member directorships and independent directorships, subject to the requirement that a majority, but no more than 60 percent, of the directorships be member directorships; and

•
the member directorships among the states in each FHLBank's district based on the number of shares of FHLBank stock required to be held by members in each state, subject to any state statutory minimum. For the Bank, the only state statutory minimum is for Massachusetts, which is three member directorships.

If, during a director's term of office, the Director of the Finance Agency eliminates the directorship to which he or she has been elected or, for member directorships, redesignates such directorship to another state, the director's term will end as of December 31 of the year in which the Director takes such action. For additional discussion of the Election Regulation, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.
Based on the requirements of the Election Regulation, the Director of the Finance Agency allocated the Bank's member directorships among the six New England states for each of 2010 and 2011 as follows:

	Number of Member Directorships
State	2011	2010
Connecticut	1	1
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	2	2
Vermont	1	1
Total	9	9
The elections for the member directorships for 2011 were held in the fourth quarter of 2010 and involved elections for one Massachusetts, one New Hampshire, and one Vermont member directorship and three independent directorships. See 2010 Director Elections below for additional information.
Director Requirements
Board of director elections are conducted in accordance with the FHLBank Act, HERA, regulations issued under each of the foregoing, including the Election Regulation, and the Bank's governance documents. In accordance with such statutes and regulations:

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
The Election Regulation provides for members to elect directors by ballot, rather than by voting at a meeting. As a result, the Bank does not solicit proxies, nor are member institutions permitted to solicit or use proxies to cast their votes in the election. A member may not split its votes among multiple nominees for a single directorship. There are no family relationships between any current director (or any of the nominees from the most recent election), any executive officer, and any proposed executive officer. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.
Member Director and Member Director Nominee Requirements and Nominations
Candidates for member directorships in a particular state are nominated by member institutions in that state. Each member institution that is required to hold stock as of the record date, which is December 31 of the year prior to each election (the record date), may nominate and vote for representatives from member institutions in its respective state for open member directorships. FHLBank boards of directors are not permitted to nominate or elect member directors, although they may elect a director to fill a vacant directorship. Further, the Election Regulation provides that no director, officer, employee, attorney, or agent of the Bank, other than in a personal capacity, may support the nomination or election of a particular individual for a member directorship. In addition to the requirements applicable to all directors, each member director and each nominee for member directorships must be an officer or director of a member institution that is in compliance with the minimum capital requirements established by its regulator.
Because of the foregoing requirements for member director nominations and elections, the Bank does not know what factors its member institutions considered in nominating candidates for member directorships or in voting to elect the Bank's member directors. However, when the Bank's board of directors has a vacancy, Finance Agency regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, the Bank can know what was considered in electing such directors. One of the Bank's current member directors, John F. Treanor, was elected by the board on December 17, 2010, to fill the remainder of a vacant Rhode Island member directorship created by the resignation of Edward T. Novakoff on October 25, 2010. Mr. Treanor was nominated and elected to fill the vacancy based on his satisfaction of the requirements for the member directorship, his long and varied experience in the New England banking industry, personal knowledge of Mr. Treanor by several members of the board and management, his longtime support of and interest in the FHLBank System, and his position as a director and former president of one of the Bank's largest Rhode Island members.
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
Bank members are permitted to identify candidates to be considered by the Bank to be included on the nominee slate, and the Bank must submit potential nominees for independent directorships to the Finance Agency prior to nomination for the Finance Agency's review. In addition, the Bank's board of directors is required by Finance Agency regulations to consult with the Bank's Advisory Council in establishing the independent director nominee slate. The Advisory Council is an advisory body consisting of seven to 15 persons residing in the Bank's district, appointed by the Bank's board of directors, and drawn from community and not-for-profit organizations actively involved in providing or promoting low- and moderate-income housing or community lending. The Advisory Council provides advice on ways the Bank can better carry out its housing-finance and community-lending mission. Before nominating any individual for an independent directorship, other than for a public interest directorship, the Bank's board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Bank. The Bank's board of directors has made these determinations for each nominee for independent directorships. The Election Regulation permits the Bank's directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.
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

•
Cornelius K. Hurley as an independent director nominee based on his legal and banking experience having served as general counsel of a large regional bank and as director of the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts.

In 2010, the Bank’s board of directors selected:

•
Joan Carty to serve as a public interest director based on her experience servicing as president and chief executive officer of the Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multi-family housing, lends directly to low and moderate income households for first-time purchases, and provides homeownership counseling, home-buyer education and foreclosure intervention counseling;

•
Patrick E. Clancy to serve as a public interest director based on his experience serving as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed over 25,000 affordable housing units over the past 40 years; and

•
Emil J. Ragones to serve as an independent director based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology.

The backgrounds of all Bank directors, including these independent directors, are more fully described below under Information Regarding Current Directors.
2010 Director Elections
For the election of both member and independent directors, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, subject to the limitation that no member may cast more votes than the average number of shares of Bank stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. For independent directors, unless the board of directors nominates more persons than there are independent directorships to be filled in an election, the candidates must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If no nominee receives at least 20 percent of the eligible votes, the Election Regulation requires the Bank to identify additional nominees and conduct additional elections until the directorship is filled.
The nomination and election of directors was conducted by mail, as contemplated by the Election Regulation. No in-person meeting of the members was held in connection with the election. Information about the results of the election was reported on a current report on Form 8-K filed with the SEC on October 29, 2010 and amended by Form 8-K/A filed with the SEC on February 3, 2011.
Information Regarding Current Directors
The term for each director position is four years unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms, as was the case for Directors Closson, Goldsmith, and Mulligan, each of whom was elected to a two-year term in the 2009 director election and for Directors Lavoie and Ragones, who were elected for three- and one-year terms, respectively, in the 2010 director election. None of the Bank's directors serve as an executive officer of the Bank.
Member Directors
The nine member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.
Steven A. Closson, age 61, serves as chief executive officer and a director of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987 and was promoted to president and chief executive officer and elected to Androscoggin Savings Bank's board of directors in 1991. Mr. Closson has served as a director of HeadInvest, LLC., a registered investment advisor, since April 2006. Mr. Closson has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2011.
Peter F. Crosby, age 60, serves as president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, each located in St. Johnsbury, Vermont. Mr. Crosby began serving at those institutions in 1973. Mr. Crosby has served as a director of the Bank since January 1, 2005, and his current term as a director will conclude on December 31, 2014.
A. James Lavoie, age 64, has served as trustee of Middlesex Savings Bank, located in Natick, Massachusetts since 1996. Mr. Lavoie retired from Middlesex Savings Bank after a 32-year career where he had most recently served as chairman, president and chief executive officer from 1996 to 2007. Mr. Lavoie also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. He is the former chair of the Massachusetts Bankers Association and served on the board of the American Bankers Association where he was also chair of the Government Relations Council. He also served for three years as chairman of the Depositors Insurance Fund. Mr. Lavoie has served as a director of the Bank since January 1, 2008, and his current term as a director will conclude on December 31, 2013.
Mark E. Macomber, age 64, serves as president, chief executive officer and director of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, ex-officio director of Northwest Community Bank located in Winsted, Connecticut; as a nonvoting, ex-officio director of Collinsville Savings Society located in Collinsville, Connecticut; and as president and chief executive officer of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp, Northwest Community Bank, and Collinsville Savings Society. Mr. Macomber became president and chief executive officer of Litchfield Bancorp in March 1994. In addition, Mr. Macomber served as chairman of America's Community Bankers (ACB) from October 2006 through November 2007, and served as director, co-chairman of the nominating committee and member of the executive committee of the American Bankers Association, which was merged with ACB effective December 1, 2007. Mr. Macomber has served as a director of the Bank since April 16, 2004, and his current term as a director will conclude on December 31, 2013.
Kevin M. McCarthy, age 63, has served as president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island, since 1993 and has served as a director of Newport Bancorp, Inc., Newport Federal Savings Bank's holding company, since its formation in 2006. Mr. McCarthy has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2012.
Jan A. Miller (Chair), age 60, has served as president and trustee of Eastern Bank Corporation and executive vice president of Eastern Bank since November 2010. Both Eastern Bank Corporation and Eastern Bank are located in Boston, Massachusetts. Prior to serving in those positions, Mr. Miller served as president, chief executive officer and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts, since 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller is a director of Legal Sea Foods, LLC. Mr. Miller is a past chairman of the Massachusetts Bankers Association, a member of the American Bankers Association Government Relations Council, and a member of the FDIC Advisory Committee on Community Banking and has served in various other leadership positions in banking and community organizations throughout his career. Mr. Miller has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2013.
Gerald T. Mulligan, age 65, has served as a director of Savings Bank Life Insurance Company of Massachusetts, located in Woburn, Massachusetts, since 1993 and as its chairman since 1995. In March 2011, Mr. Mulligan also became a director of each of Central Bancorp, Inc. and its subsidiary Central Bank, each located in Somerville, Massachusetts. From 2006 to 2010, Mr. Mulligan served as president and chief executive officer of River Bank, located in North Andover, Massachusetts, and director of LSB Corporation, River Bank's holding company. Prior to joining River Bank, Mr. Mulligan served as a lecturer at Babson College from 2002 to 2005 and as president and chief executive officer of Andover Bank, Andover, Massachusetts from 1991 to 2001. Mr. Mulligan served as the Massachusetts commissioner of banks from 1979 to 1983. Mr. Mulligan previously served as a director of the Bank from January 1, 1987, until December 31, 1990, and from January 1, 1997, until December 31, 1998. Mr. Mulligan's current term as a director will conclude on December 31, 2011.
John F. Treanor, age 63, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Prior to serving in that role, Mr. Treanor served as president and chief operating officer at The Washington Trust Company for ten years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994-1999);

executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991-1994); and various management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor also serves on the board of directors of The Beacon Mutual Insurance Company. Mr. Treanor's current term will conclude on December 31, 2012.
Kenneth A. Wilman Jr., age 49, has served as president and chief executive officer and a director of Profile Bank, FSB, located in Rochester, New Hampshire since October 2002. Prior to his current position, Mr. Wilman served as vice president of lending from August of 1992 until September 2002. Prior to that, he was employed at the Office of Thrift Supervision serving as a Federal Bank Examiner from 1990 until 1992. Mr. Wilman's current term will conclude on December 31, 2014.
Independent Directors
The seven independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.
Andrew J. Calamare, age 55, has served as Executive Vice President of The Co-operative Central Bank, located in Boston Massachusetts, since January 2011. Prior to his current position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Prior to that position, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director since March 30, 2007, and his current term as a director will conclude on December 31, 2012.
Joan Carty, age 59, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term as a director will conclude on December 31, 2014. Ms. Carty is one of the Bank's two public interest directors.
Patrick E. Clancy, age 64, has served since 1977 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed income housing. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2014. Mr. Clancy is one of the Bank's two public interest directors.
John H. Goldsmith, age 69, has served since August 2010 as an advisor to, and on the board of directors of, Capitol Securities Management, Inc. Mr. Goldsmith also serves on the board of directors of Quodd Financial Information Services. Prior to his current role, Mr. Goldsmith served as a partner of The Roseview Group, a Boston-based banking and advisory firm, from April 2003 until August 2010. Prior to 2003, Mr. Goldsmith served as chairman and chief executive officer of Tucker Anthony Sutro, and as chairman and chief executive officer of Prescott, Ball and Turbin, a Cleveland-based regional financial services firm.
Mr. Goldsmith has served as a director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2011.
Cornelius K. Hurley, age 65, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts since 2005. Mr. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly-owned subsidiary of Computershare, Ltd. Prior to serving as director of the Morin Center, Mr. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Mr. Hurley was previously appointed as a director on March 30, 2007, for a term that expired on December 31, 2008. Mr. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board. Mr. Hurley was elected to an additional term on the board of directors in November 2009, and his current term will conclude on December 31, 2013.
Jay F. Malcynsky (Vice Chair), age 57, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director of the Bank on March 30, 2007, and his current term as a director will conclude on December 31, 2012.
Emil J. Ragones, age 64, has served since 2008 as executive in residence at Accounting Management Solutions, Inc., a company located in Boston, Massachusetts providing accounting and financial management services. Prior to his current position, Mr. Ragones served as partner at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, advisory and consulting services to clients in a variety of industries, including to financial services clients. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's national practice. Mr. Ragones was originally elected to fill a vacancy on the Bank's board of directors in 2010, and his current term concludes on December 31, 2011.
Audit Committee Financial Expert
The Bank has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Directors Calamare (chair), Ragones (vice chair), Clancy, Mulligan, Treanor, and Miller (ex officio). The board has determined that Director Ragones is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Ragones is not an auditor or accountant for the Bank, does not perform fieldwork, and is not an employee of the Bank. In accordance with the SEC's safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Ragones’ independence.
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
The Audit Committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence.

In performing all of these functions, the Audit Committee acts in an oversight role. It relies on the work and assurances of the Bank's management, which has primary responsibility for the financial statements and reports, and of the independent registered public accounting firm, who, in their report, express an opinion on the conformity of the Bank's annual financial statements to GAAP.
In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2010, for filing with the SEC.
Executive Officers
The following table sets forth the names, titles, and ages of the executive officers of the Bank:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	52
Earl W. Baucom	Executive Vice President and Chief Operations Officer	64
M. Susan Elliott	Executive Vice President and Chief Business Officer	56
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	49
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	62
Timothy J. Barrett	Senior Vice President and Treasurer	52
George H. Collins	Senior Vice President and Chief Risk Officer	51
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	52
Brian G. Donahue	First Vice President, Controller and Chief Accounting Officer	44
_________________________
(1)    Each of the executive officers listed serves on the Bank's management committee, with the exception of Mr. Donahue.

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
Earl W. Baucom has served as executive vice president and chief operations officer since January 1, 2011. Prior to assuming that position, Mr. Baucom had served as senior vice president and chief operations officer since February 1, 2010, had served as senior vice president and chief accounting officer since November 1, 2006, and was hired as first vice president and chief accounting officer in October 2005. Prior to joining the Bank, he worked for six years as senior vice president and controller for John Hancock Financial Services, Inc. Prior to John Hancock, he served as senior vice president and chief financial officer of Franklin Life Insurance Company; senior vice president and chief financial officer of National Liberty Corporation; and senior manager with Ernst & Young. Mr. Baucom earned a B.S. in Accounting from the University of North Carolina-Charlotte and is a certified public accountant.
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
Timothy J. Barrett has served as senior vice president and treasurer since November 1, 2010. Prior to employment at the Bank, Mr. Barrett served as assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; served as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; and served as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.
George H. Collins has served as senior vice president and chief risk officer since November 2006. Prior to assuming that position, Mr. Collins had served as first vice president, director of market risk management from 2005 to 2006. Mr. Collins joined the Bank in July 2000 as vice president and assistant treasurer. He holds a B.S. in applied mathematics and economics from the State University of New York at Stony Brook.
Carol Hempfling Pratt has served as senior vice president and general counsel since June 30, 2010. Prior to employment at the Bank, Ms. Pratt had spent her entire legal career specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she began as an associate in 1984 and was promoted to partner in 1992. Ms. Pratt holds a B.A. from Northwestern University and a J.D. from Northwestern University School of Law.
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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

The Bank attracts, rewards, and retains senior managers, including its president, chief financial officer, and three other most highly compensated executive officers (the Named Executive Officers) by offering a total rewards package that includes base salary as a core component, cash incentive opportunities, qualified and nonqualified retirement plans, and certain perquisites.

For the year ended December 31, 2010, the Named Executive Officers were:

Edward A. Hjerpe III    President and Chief Executive Officer;
Frank Nitkiewicz        Executive Vice President and Chief Financial Officer;
M. Susan Elliott        Executive Vice President and Chief Business Officer;
Earl W. Baucom        Senior Vice President and Chief Operations Officer; and
George H. Collins    Senior Vice President and Chief Risk Officer.

Compensation program objectives are set forth in the Bank's Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2010. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which the Bank competes. Overall, the named executive officers were awarded moderate increases in base salary in 2010. Additionally, the Bank reinstated an executive incentive plan in 2010 after no executive incentive plan was adopted in 2009. The 2010 executive incentive plan (the 2010 EIP) was designed with lower-than-market-competitive incentive opportunities based on the Bank's then-current but improving financial condition. Cash incentive awards under the 2010 EIP were determined based on the criteria set forth in the 2010 EIP. Additionally, Mr. Hjerpe was awarded a special cash bonus based on his significant accomplishments during the first year of his leadership of the Bank.

The Bank's Compensation Committee

Pursuant to a charter approved by the Bank's board of directors, the Bank's personnel committee (the Personnel Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support the Bank's business objectives. The Personnel Committee develops and recommends the Bank's compensation philosophy for the board of directors' review and approval. The Personnel Committee reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

The members of the Personnel Committee are:

Mark E. Macomber, Chair;
A. James Lavoie, Vice Chair;
Joan Carty;
Steven A. Closson;
Jay F. Malcynsky; and
Jan A. Miller (ex officio).

Compensation Committee Interlocks and Insider Participation

No member of the Personnel Committee has at any time been an officer or employee of the Bank. None of the Bank's executive officers has served or is serving on the Bank's board of directors or the compensation committee of any entity whose executive officers served on the Personnel Committee or the Bank's board of directors.

Compensation Committee Report

The Personnel Committee serves as the Bank's Compensation Committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the Bank's annual report on the Form 10-K for the fiscal year ending December 31, 2010.

Objectives of the Bank's Compensation Program and What it is Designed to Reward

The Bank is committed to providing a compensation package that enables it to attract, reward, motivate, and retain highly skilled executive officers, including the named executive officers, who make significant contributions to the success of the business of the Bank.

In 2006, the Bank, with the approval of the Personnel Committee and board of directors, retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of a "Total Rewards Philosophy" for the Bank, the principles of which have been the basis for determining total compensation for the named executive officers since that time. The Total Rewards Philosophy was updated in 2009 to ensure its consistency with a Finance Agency advisory bulletin on executive compensation principles. FHLBank executive compensation is subject to Finance Agency review, as described under -Finance Agency Oversight of Executive Compensation.

The Total Rewards Philosophy defines the Bank's compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of the Bank's compensation and benefits programs. The Personnel Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with the Bank's overall business objectives, the competitive market, and the Bank's financial condition.

The Total Rewards Philosophy provides for a total compensation and benefits package for employees, including the named executive officers, that:

•	Is tailored to the unique cooperative structure of the Bank and the FHLBank System.

•	Is reasonable, comparable, and competitive in the marketplace in which the Bank competes and therefore enables the Bank to attract, retain, motivate, and reward talent.

•
Is consistent with sound risk management practices and is tied to the short-term and long-term financial performance and condition of the Bank. This includes designing incentive programs so that staff engaged in risk management and compliance functions are rewarded in a manner independent of the financial performance of the business areas they monitor.

•
Directly links individual total rewards opportunities to the Bank's mission and annual and long-term business and financial strategies and to a combination of Bank-wide, business unit/team, and individual performance metrics linked to the objectives of the employee's principal functions.

•	Delivers an optimal mix of compensation and benefits to maximize the total value derived and perceived by different employee groups while maximizing the cost-effectiveness to the Bank.

Risk and Bank Compensation Practices and Policies

One objective of the Bank's Total Rewards Philosophy is the alignment of compensation practices and policies with sound risk management practices. In support of this objective, the Bank's Enterprise Risk Management department (ERM) reviews the design of the Bank's compensation plans and policies, including the 2010 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2010 EIP includes long-term incentive opportunities based on the level of retained earnings at December 31, 2012, thereby aligning management's interests with the long-term financial performance and condition of the Bank.

Further, ERM and Human Resources (HR) jointly engage in periodic reviews of the Bank's compensation practices and policies to ensure that such practices or policies do not result in risks that are reasonably likely to have an adverse impact on the Bank. ERM and HR report on the results of these reviews to the Personnel Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise wide risk management controls that constrain risk taking, and lastly in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk taking activities. In January 2011, the Personnel Committee concluded that none of the Bank's compensation policies or plans in effect in 2010 are reasonably likely to have an adverse impact on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk management and compliance functions are intended to reward participants in a manner independent of the financial performance of the business areas they monitor. For example, as discussed under -Executive Incentive Plan-Incentive Goals, Mr. Collins, as chief risk officer, has different risk weightings under the 2010 EIP than the other named executive officers to align his incentives with appropriately managing the Bank's risk profile. Likewise, all participants in the 2010 EIP working in ERM have different risk weightings than their peers in other Bank departments.

In addition to the Bank's internal processes, the Finance Agency has oversight authority over Bank executive compensation, as described below under -Finance Agency Oversight of Executive Compensation. In the exercise of this authority, the Finance Agency has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the Finance Agency determines to be appropriate, including the 2010 EIP, prior to their effectiveness. For additional information, see Finance Agency Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which the Bank competes for senior managers, including the named executive officers, is far broader in scope than only the FHLBank System or other GSEs, such as Fannie Mae and Freddie Mac. In fact, the Bank must compete directly with financial institutions in the private sector to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by traditionally high-paying asset-management firms that may be labor market competitors even though they are not business competitors. As a result, the Bank may, at times, have to expand recruiting efforts to a regional or national basis to acquire named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, the Bank must be positioned to offer a competitive compensation package to attract and retain talented managers. When setting compensation levels, the Bank also considers the high cost of living in the Boston area.

The Total Rewards Philosophy defines two primary competitive peer groups for the named executive officers: the other FHLBanks and commercial/regional banks. Both peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used as a general matter to ensure the total rewards packages remain competitive as determined by the Personnel Committee relative to those peer groups.

The first primary peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and are scattered among urban and smaller-city locations, which impacts labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all of the FHLBanks in the FHLBank System generally must rely on a similar total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2010, the Bank participated in, and used the results of, the annual FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive with the median for each matched position as discussed below in more detail.

The second primary peer group, commercial/regional banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those Bank positions requiring financial services experience, including the named executive officers. The commercial/regional bank peer group focuses on large and mid-sized commercial/regional banks and financial services firms but excludes large global investment banks. The Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas, but with a marked difference between the two in capital-market activities and market risk. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between the Bank and the commercial/regional bank peer group is that the Bank is focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions.

The Bank worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 2010 FHLB Custom Survey and their Finance and Business Services Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions that the named executive officers would be qualified for at the external firm as well as positions at the firm that the Bank would consider when recruiting for experienced executives. This approach generally resulted in the Bank comparing the named executive officers to divisional rather than overall heads of businesses and functions.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2010 FHLB Custom Survey or the Finance and Business Services Survey. Not all participants reported positions that matched the data set for the named executive officers.

ABN AMRO Securities (USA) LLC	DVB Bank	PNC Bank
AIB Capital Markets	DZ Bank	Prudential Financial
Ally Financial Inc.	Espirito Santo Investment	Rabobank Nederland
Ambac Assurance	EverBank	Ramius Capital Group
Astoria Federal Savings	Fannie Mae	Raymond, James & Associates
Australia & New Zealand Banking Group	Fidelity Investments	RBS GBM
Babson Capital Management LLC	Fifth Third Bank	RBS/Citizens Bank
Banco Bilbao Vizcaya Argentaria	First Tennessee Bank/ First Horizon	Regions Financial Corporation
Banco ITAU Investment Bank	FNB Omaha	Robert W. Baird & Co. Inc.
Banco Santander	Fortress	Royal Bank of Canada
Bank Hapoalim	Freddie Mac	Sagent Advisors Inc.
Bank of America	Frost National Bank	Saxon Mortgage
Bank of China	FTI Consulting	Skandinaviska Enskilda Banken AB(Publ), NY Branch
Bank of Tokyo - Mitsubishi UFJ	GE Capital	Societe Generale
Bayerische Landesbank	HSBC Bank	Southwest Securities
BBVA Compass	HSBC Global Banking and Markets	Standard Bank
Blackstone Group	ICAP	Standard Chartered Bank
BMO Financial Group	ING	State Street Bank & Trust Company
BNP Paribas	ING Mortgage	Sumitomo Mitsui Banking Corporation
BOK Financial Corporation	JMP Securities	SunTrust Banks
Branch Banking & Trust Co.	JP Morgan Chase	Susquehanna International Group
Brown Brothers Harriman & Co.	KBC Bank	SVB Financial Group
Cain Brothers & Company, LLC	KeyCorp	Synovus
Capital One	Kinecta Federal Credit Union	TD Ameritrade
Cargill	Landesbank Baden-Wurttemberg - US Offices	TD Securities
Cerberus Capital	Lending Tree, LLC	The Bank Of New York Mellon
Charles Schwab & Co., Inc	Lloyds Banking Group	The Bank of Nova Scotia
Chicago Board Options Exchange	M&T Bank Corporation	The CIT Group
Chicago Mercantile Exchange	Macquarie Bank	The Norinchukin Bank, New York Branch
China Merchants Bank	Marshall & Ilsley Corporation	The Northern Trust Corporation
CIBC World Markets	Metropolitan Life Insurance Company	The Private Bank
Citi Global Consumer Group	Mitsubishi Securities	The Sumitomo Trust & Banking Co. (U.S.A.)
Citigroup	Mitsubishi UFJ Trust & Banking Corporation (USA)	U.S. Bancorp
Collins Stewart	Mizuho Corporate Bank, Ltd.	UniCredit
Comerica	National Australia Bank	Union Bank, N.A.
Commerzbank	Natixis	United Bank for Africa Plc
Credit Industriel et Commercial	Newedge	Wells Fargo Bank
Credit Agricole CIB	Nord/LB	Westpac Banking Corporation
D.A. Davidson & Co.	Nordea Bank	Wilmington Trust Company
Dexia	NYSE Euronext
DnB NOR Markets, Inc.	Piper Jaffray

Data from international banks only contained results from their U.S. operations

Elements of the Bank's Compensation Plan and Why Each Element is Selected

The Bank compensates the named executive officers principally based on their performance, tenure, experience and complexity of position through a package that consists of a mix of base salary, cash incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, the Bank will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. These elements are discussed in greater detail below. Due to its cooperative structure, the Bank cannot offer equity-based compensation programs, so it has historically used higher base salaries, cash incentive opportunities, and strong retirement benefits to keep its compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although the Bank does not engage in benchmarking, the Total Rewards Philosophy provides that the Bank's total rewards package, including that for named executive officers, should be competitive with the median total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Personnel Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be competitive with the median total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with the median total cash compensation of the named executive officer's peers at other FHLBanks, particularly the FHLBanks of Atlanta, Chicago, Dallas, New York, and San Francisco, since these FHLBanks are also located in larger urban areas and are more representative of the Boston labor market than FHLBanks located in smaller cities. The Personnel Committee has also considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Personnel Committee has been informed by the same data in setting current total rewards packages, however, the Personnel Committee has also considered the Bank's financial condition in setting total rewards packages for each of the named executive officers at levels lower than the Total Rewards Philosophy may have otherwise indicated.

How the Bank Determines the Amount for Each Element of the Bank's Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2010, these goals and objectives were derived from the Bank's strategic business plan. At the end of the year, the chief executive officer provides the Personnel Committee with a self-assessment of his corporate and individual achievements. Based on the Personnel Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Personnel Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Personnel Committee regarding appropriate compensation. The Personnel Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate giving consideration to the labor market for senior managers and the Total Rewards Philosophy.

The Personnel Committee does not set specific, predetermined targets for the allocation of total rewards between base salary, cash incentives, and benefits, including retirement and other health and welfare plans and perquisites. Rather, the Personnel Committee considers the value and mix of the total rewards package offered to each named executive officer compared with the total rewards package for positions of comparable scope, responsibility, complexity of position at the two defined peer groups, the incumbent's performance, experience and tenure, and internal equity.

Base Salary

Base salary is the core component of the total rewards packages for the named executive officers. Base salary adjustments for all named executive officers are considered at least annually as part of the year end annual performance review process and more often if considered necessary by the Personnel Committee during the year, such as in recognition of a promotion or to ensure internal equity.

The board of directors awarded the named executive officers two sets of increases in base salary in 2010. In determining the amount of the first set of increases effective July 1, 2010, the Personnel Committee relied on general survey data that showed projected merit increase budgets for 2010 for executive officers since 2010 survey results with market data were not yet available. In determining the amount of the second set of increases effective January 1, 2011, the Personnel Committee considered market data from the annual FHLBank System survey of key positions and the McLagan 2010 FHLB Custom

Survey and Finance and Business Survey discussed under — Overview of the Labor Market for Senior Managers above. For each set of base salary increases, the Personnel Committee considered the recommendations of Mr. Hjerpe for the other named executive officers, including individual performance, tenure, experience, and complexity of the named executive officer's position. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Personnel Committee, merit (and, for some, promotional) increases in base salary for each of the named executive officers based on 2010 performance and consistent with merit and promotional increases granted to Bank staff. In determining the amount of Mr. Hjerpe's base salary increases, the Personnel Committee also considered Mr. Hjerpe's self-assessment of his corporate and individual achievements.

The first set, effective on July 1, 2010, was the first increase in base salary awarded to the named executive officers since January 2009. Based on the Bank's progress toward satisfaction of certain strategic goals and objectives as of June 30, 2010, including reasonable financial performance compared to the 2010 business plan and budget and reasonable progress toward remediation of remaining 2009 regulatory examination issues, the Personnel Committee approved implementation of a 2.5 percent merit pool and 0.5 percent promotion/adjustment pool to be used for July 1, 2010, base salary adjustments for all Bank employees, including the named executive officers. Specifically, progress as of that date included:

•
Pre-Assessment Core Net Income for the six months ended June 30, 2010, was $119.6 million, essentially satisfying the strategic business plan's targeted $120.5 million. Pre-Assessment Core Net Income is a measure of net income that excludes the impact of REFCorp and AHP payments, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, and other-than-temporary credit losses. The difference between GAAP net income and this measure of net income is that GAAP net income does not provide for the exclusions described in the immediately prior sentence.

•	Operating expenses for the six months ended June 30, 2010, were $25.0 million, which was less than the budgeted amount of $25.8 million.

•	Net Income for the six months ended June 30, 2010, was $41.6 million, substantially ahead of the six-month goal of $29.6 million.

•	Substantial remediation of issues identified by the Finance Agency during the 2009 examination.

The following table sets forth such July 1, 2010, base salary increases:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary
Edward A. Hjerpe III	$550,000	$575,000
President and Chief Executive Officer

Frank Nitkiewicz	305,000	310,000
Executive Vice President and Chief Financial Officer

M. Susan Elliott	294,000	308,700
Executive Vice President and Chief Business Officer (1)

Earl W. Baucom	255,000	267,750
Senior Vice President and Chief Operations Officer (2)

George H. Collins	250,800	257,070
Senior Vice President and Chief Risk Officer
_________________________
(1)    Ms. Elliott’s adjustment included a promotional increase based on her promotion to chief business officer and change in the scope of her position resulting from the promotion.
(2)    Mr. Baucom’s adjustment included a promotional increase based on his promotion to chief operations officer and change in the scope of his position resulting from the promotion.

The board of directors awarded the second set of base salary increases in December 2010, which were effective on January 1, 2011. The January 1, 2011, increases were awarded in a return to the usual year end schedule for increases in base salary, as the Bank's results of operations continued to improve throughout 2010. The following table sets forth such January 1, 2011, base salary increases:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary
Edward A. Hjerpe III	$575,000	$595,000
President and Chief Executive Officer

Frank Nitkiewicz	310,000	317,200
Executive Vice President and Chief Financial Officer

M. Susan Elliott	308,700	317,200
Executive Vice President and Chief Business Officer

Earl W. Baucom	267,750	275,150
Executive Vice President (1) and Chief Operations Officer

George H. Collins	257,070	264,170
Senior Vice President and Chief Risk Officer
_________________________
(1)    Mr. Baucom was promoted from Senior Vice President to Executive Vice President on January 1, 2011.

Executive Incentive Plan

General Overview of Executive Incentive Plans (EIPs)

EIPs are cash incentive plans which are reviewed by the Personnel Committee and adopted by the board of directors on an annual basis. EIPs are not necessarily adopted every year. For example, no EIP was adopted in 2009 based on the Bank's annual net loss in 2008 and expectations of additional losses in 2009. Generally, EIPs are used to promote achievement of the Bank's strategic objectives by aligning cash incentive opportunities for the Bank's corporate officers, including the named executive officers, with the Bank's short-and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key executives. EIPs have included specific goals, including profitability, business growth, regulatory examination results and remediation, and operational goals for each of the Bank's corporate officers, including the named executive officers.

The Personnel Committee reviews each EIP's plan design, eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Personnel Committee administers the EIP and has full power and binding authority to construe, interpret, and administer and adjust the EIP during or at the end of the plan year for extraordinary circumstances. Extraordinary circumstances may include changes in, among other things, business strategy, impact of severe economic fluctuations, or regulatory changes.

Purpose of the 2010 EIP

The Bank adopted the 2010 EIP in April 2010 as the Bank's financial condition continued to improve, and the plan was amended in December 2010 in response to certain comments from the Finance Agency. The 2010 EIP is intended to reward and retain corporate officers during turbulent economic conditions and an atypical period of financial performance challenges as evidenced by the lack of dividend payments to members, suspension of the repurchase of excess capital stock, and lack of full funding for the Bank's Affordable Housing Program. At the time the plan was adopted, incentive opportunities for 2010 EIP participants were generally set based on the Bank's then-current financial situation, not the competitive market, with the intent that future EIP incentive opportunities will resume at market competitive levels as the Bank's financial performance improves. For example, the 2010 EIP provides that incentive opportunities may be higher when the Bank resumes dividend payments and repurchasing members' excess stock.

2010 EIP Plan Design

The design of the 2010 EIP was guided by principles intended to:

•
recognize that the Bank's current overall focus is a return to earnings generation to a level that allows payment of dividends, resumption of the purchase of excess capital stock, and full funding of the Bank's Affordable Housing Program;

•	reinforce and reward the Bank's commitment to conservative, prudent, sound risk-management practices and preservation of the par value of the Bank's capital stock;

•	reflect a reasonable assessment of the Bank's financial situation and prospects while rewarding achievement of identified remediation milestones and the Bank's financial plan and strategic objectives;

•	tie a significant percentage of incentive awards to the long-term financial condition and performance of the Bank;

•	recognize the importance of individual performance through metrics linked to the Bank's strategic goals and/or objectives of the participant's principal functions; and

•	recognize that continued enhancements and upkeep of the Bank's operational infrastructure are critical to the Bank's long-term condition.

Incentive Goals

The 2010 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, the Bank's strategic business plan and objectives and were generally weighted by tier based on desired business outcomes and/or the named executive officer's ability to impact the achievement of the goal. Where possible, the goal achievement levels have generally been set so that the target (that is, middle achievement level) is consistent with projections in the Bank's strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the Bank's strategic business plan, the goals and goal achievement levels are established consistent with the Bank's strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2010 EIP contains thresholds for overall Bank performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2010 EIP. Additionally, the 2010 EIP includes long-term incentive opportunities based on the level of retained earnings at December 31, 2012, which aligns management's interests with the long-term financial performance and condition of the Bank. Further, Mr. Collins' goals, as chief risk officer, have different weightings than the other named executive officers, which are intended to align his incentives with appropriately managing the Bank's risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under -Determination of Awards under the 2010 EIP, the Personnel Committee and the board of directors maintained authority over all awards under the 2010 EIP.

Short-Term Incentive Goals and Actual Bank Achievement

The 2010 EIP includes the following seven short-term incentive goals:

•
Pre-assessment Core Net Income (the net income goal). Pre-assessment Core Net Income (as such term is defined in the 2010 EIP) is a measure of net income that excludes the impact of REFCorp and AHP payments, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, and other-than-temporary credit losses. The difference between GAAP net income and this measure of net income is that GAAP net income does not provide for the exclusions described in the immediately prior sentence.

•
Member Outreach: This goal is measured by the number of meetings EIP participants have with representatives from Bank members, and the intent of the goal is to foster the development of relationships with Bank members and the creation of new business opportunities.

•
Advance Restructures: This goal is measured by the number of advances restructured during 2010 through the Bank's advances restructuring program under which the prepayment fee on prepaid advances may be satisfied by the member's agreement to pay an interest rate on a new advance sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paying the fee in immediately available funds to the Bank.

•	Growth in Membership: This goal is measured by the number of new Bank members in 2010.

•
2010 CDA and ESA Advances Balances (the mission-related goal): This mission-related goal is measured by the aggregate principal amount of community development advances and economic stimulus advances that the Bank disbursed to members in 2010.

•
Remediation of 2009 Report of Examination Findings (the remediation goal): This goal is measured by the Bank's clearance rate of 2009 Finance Agency examination findings that identified Bank weaknesses.

•
Individual, bank-wide or department-specific goal: Unlike the other six short-term goals, this goal is measured according to each individual EIP participant's successful contributions toward the achievement of Bank-wide strategic goals or completion of department-specific initiatives. Each EIP participant, including the named executive officers, establishes individual goals which are evaluated by that participant's manager, except in the case of Mr. Hjerpe who, in his role as president and chief executive officer, establishes goals in concert with the Personnel Committee. Achievement of Mr. Hjerpe's goals is evaluated by the Personnel Committee at the end of the year and the Personnel Committee, in turn, makes a recommendation to the board of directors.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than the individual, bank-wide or department-specific goal, for the year ended December 31, 2010.

Table 11.1
	Weight
Goal	President /CEO	Chief Risk Officer	All Other Named Executive Officers	Threshold	Target	Excess	Actual Bank Achievement
Pre-assessment Core Net Income	25%	10%	20%	$212.0 million	$249.0 million	$286.0 million	$221.9 million
Member Outreach	10%	10%	10%	45% of membership	60% of membership	75% of membership	79% of membership
Advance Restructures	0%	10%	10%	125	150	175	269
Growth in Membership	0%	5%	5%	4 New Members	6 New Members	8 New Members	5 New Members
2010 CDA and ESA Advances Balances	10%	10%	10%	$2.500 billion	$2.619 billion	$2.852 billion	$2.530 billion
Remediation of 2009 Report of Examination Findings	25%	30%	20%	70% clearance	85% clearance	100% clearance	84% clearance
Individual, Bank-Wide or Department-Specific	30%	25%	25%	See Table 11.2	See Table 11.2	See Table 11.2	Varies by Named Executive Officer

The following Table 11.2 sets forth the named executive officers’ individual, bank-wide, or department specific goals, levels of achievement, and actual results.

Table 11.2 Individual, Bank-Wide, or Department-Specific Goals by each Named Executive Officer
Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement
Ensure availability of advances on every business day during 2010	One dislocation in availability	No dislocations in availability	N/A	No dislocations in availability
Maintain compliance with duration of equity and VaR requirements at each month end during 2010(1)	Nine months of compliance	Ten months of compliance	Twelve months of compliance	Twelve months of compliance
Retained earnings balances at December 31, 2010	85% of strategic business plan’s target	100% of strategic business plan’s target	115% of strategic business plan’s target	109% of strategic business plan’s target

Develop and comply with minimum internal capital standards at month-end during 2010(2)	Develop internal capital standard. Miss internal capital standard one month	Develop internal capital standard and comply with each month thereafter	N/A	Capital standard approved January 2010 and in compliance remainder of year
Accrue AHP in 2010	85.0% of strategic business plan's target	100.0% of strategic business plan's target	115.0% of strategic business plan’s target	103.5% of strategic business plan's target
Improve ratio of MVE to par value of stock(3)	Ratio of 86% at December 31, 2010	Ratio of 89% at December 31, 2010	Ratio of 92% at December 31, 2010	Ratio of 94% at December 31, 2010

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Receive required regulatory approvals for the Bank’s strategic business plan and execute duration extension strategies (DES) in accordance with ALCO directives and MPF agreement with FHLBank of Chicago
	Receive required regulatory approvals	Receive required regulatory approvals and execute DES financial strategies and MPF Agreement	N/A	Regulatory approval received April 2010; DES executed ahead of strategic business plan and within ALCO directives; MPF Agreement with FHLBank of Chicago executed July 2010
Secure regulatory approval for and implement capital plan amendments(4)	Receive regulatory approval	Receive regulatory approval plus implement necessary systems changes by December 15, 2010	Receive regulatory approval and implement necessary systems changes by November 30, 2010	Capital plan approved December 2010; system changes completed in December 2010; and implemented in January 2011 according to revised and approved schedule

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Conduct member, prospect, and constituent outreach as pre-approved by CEO	Conduct 10 outreach meetings	Conduct 15 outreach meetings	Conduct 20 outreach meetings	Conducted or participated in 22 pre-approved outreach meetings in 2010
Play leadership role in implementation of the Bank's strategic business plan to help achieve Plan goals	Introduce minimum of two new Bank products and add four Bank members	Achieve threshold criteria plus 150 advances restructuring	Achieve target criteria plus purchase a minimum of $50 million in MPF loans from FHLBank of Chicago and notify members of capital plan amendments	Four new products introduced, added five new members, 269 advances restructured, $73.2 million in MPF loans purchased from FHLBank of Chicago
Plan and hold FHLB leadership conference	Plan and conduct conference with a minimum of 150 attendees and on budget	Achieve threshold criteria except under budget	Achieve target criteria plus generate press from at least three different sources.	Conference registration exceeded 150, under budget, and generated press from more than three different sources
Expand role in legislative affairs of the Bank and the FHLBank System by (each of the following, an Activity) i) identifying opportunities and participating in at least three meetings/events with legislators and/or staff or FHLBank System government relations staff, ii) participating in the development of Bank and FHLBank System strategic positions on legislative matters by attending at least three government relationship meetings or calls, and iii) assessing and reporting on the Bank’s approach and effectiveness in legislative affairs and government relations matters, including a minimum of five activity reports to the chief executive officer
	Completion of one Activity	Completion of two Activities	Completion of three Activities
Attended three government relations meetings including meeting with and a presentation to legislative staff; assessed government relations activities throughout the year, including six activity reports to the chief executive officer

Mr. Baucom
Goals	Threshold	Target	Excess	Actual Achievement
Develop an action plan for implementing the information technology assessment	Develop action plan, modify as appropriate, and report on progress to the board quarterly	Complete first phase of action plan	Complete second phase of action plan	Action plan developed and steps implemented by targeted due dates or as modified; reported progress to the board quarterly
Negotiate a lease for new Bank premises(5)	Coordinate negotiation of letter of intent and obtain required board approvals	Work with Bank management to negotiate and execute new lease and obtain required board approvals	Develop floor plans for anticipated space within lease deadlines	Letter of intent signed June 30, 2010. Lease executed in October 2010 and floor plans submitted within lease deadlines
Develop and implement a new Bank Operations Committee to focus on operational aspects of running the Bank	Work with senior management to develop committee charter	Obtain senior management’s approval of committee charter and membership	Provide ongoing sponsorship and oversight of committee	Charter approved and committee membership announced April 2010; providing on-going sponsorship and oversight of the committee

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement
Successfully implement major information technology upgrades for ERM	Implement two major upgrades by specified deadlines in 2010	Fully test and have ready to implement additional upgrade in first quarter 2011	Determine by post- implementation assessment that projects were successful and collaborative between ERM and the Bank’s Information Technology department	Upgrades completed on schedule and with collaborative and successful execution
Enhance retained earnings target calculations	Introduce additional risk exposure perspectives into the quantification of other-than-temporary impairment losses	Validate calculations of individual risk exposures	Develop alternative calculations of risk exposure for the Bank’s strategic business plan	Extensive stress testing on potential other-than-temporary impairment losses. Individual risk exposures were validated.
Expand ERM's role in the Bank’s compliance efforts and operations risk management	Complete annual risk assessment, fraud assessment and model validations by December 31, 2010	Add regulatory compliance into the risk assessment process and develop an infrastructure for reporting financial instrument fraud	Initiate processes where the identification of risk exposures and operational exceptions are effectively compiled and discussed by Bank management
Annual risk and fraud assessments and model validation work completed by year-end with final model validation draft report delivered in January 2011. Regulatory compliance addressed in risk assessment process. Infrastructure to report financial instrument fraud developed, and tracking and reporting of operational exceptions enhanced.

___________________________

1.	For a description of these requirements, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk

2.
For a description of the minimum internal capital standards that were developed, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Capital — Internal Minimum Capital Requirements in Excess of Regulatory Requirements.

3.	For a description of MVE and the ratio of MVE to Par Value of Stock, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk.

4.
The capital plan amendments are described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments.

5.	The referenced lease was executed October 26, 2010, and is described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Long-Term Incentive Goal

In addition, the 2010 EIP includes a long-term incentive goal based on the Bank’s actual retained earnings at December 31, 2012. The following table sets forth such goal.

Long-Term Goal	Retained Earnings as of December 31, 2012
Threshold	$405.0 million
Target	$475.0 million
Excess	$545.0 million

Incentive Opportunities under the 2010 EIP

Incentive opportunities under the 2010 EIP are based on each named executive officer's actual annual base salary (referred to as 2010 incentive salaries). The following is each named executive officer's 2010 incentive salary:

Named Executive Officer	2010 Salary
Mr. Hjerpe	$562,500
Mr. Nitkiewicz	$307,500
Ms. Elliott	$301,350
Mr. Baucom	$261,375
Mr. Collins	$253,935

The following Table11.3 sets forth the combined short and long-term incentive opportunities under the 2010 EIP, in each case expressed as percentages of the named executive officers' 2010 incentive salaries:

Table 11.3
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	15.00%	30.00%	45.00%
All Other Named Executive Officers	11.00%	22.00%	33.00%

At the conclusion of 2010, individual awards are calculated based on actual goal achievement as of December 31, 2010. Participants were eligible to receive sixty (60) percent of such award in a cash payment in March 2011, following approval of the board of directors and review of the Finance Agency. Table 11.4 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2011, in each case expressed as percentages of the named executive officers' 2010 incentive salaries:

Table 11.4
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	9.00%	18.00%	27.00%
All Other Named Executive Officers	6.60%	13.20%	19.80%

The remaining forty (40) percent of the combined award, calculated at the end of 2010, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goal, as set forth in Table 11.5 below.

Table 11.5
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 40% of the combined short- and long-term incentive opportunity	40% of the combined short- and long-term incentive opportunity	150% of the remaining 40% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2010 EIP

Awards for the first six annual goals under the 2010 EIP were determined based on actual goal achievement at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.3)	X	Incentive Salary

If the result for the goal was less than the threshold level of achievement (Table 11.1), then the award for that goal would have been zero. However, all goals in the 2010 EIP were achieved above threshold. Two of the six annual goals were achieved above the Excess level of achievement (Table 11.1) but there were no incremental payouts for achievements above Excess per plan design. The remaining four annual goals were achieved at a level between the Threshold and Target levels of achievement. In administering the 2010 EIP, as with prior EIPs, the Personnel Committee determined that participants would receive an interpolated award for having exceeded threshold. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.3) Interpolated for Actual Level of Achievement	X	Incentive Salary

The incentive opportunity interpolated for actual level of achievement was calculated using an interpolation factor, the formula for which is set forth below:

a)

(Actual Level of Achievement minus Threshold Level of Achievement)

divided by

(Target Level of Achievement minus Threshold Level of Achievement) = interpolation factor

b)

(Target Incentive Opportunity minus Threshold Incentive Opportunity) multiplied by interpolation factor = Incremental Incentive Opportunity

c)

Threshold Incentive Opportunity plus Incremental Incentive Opportunity = Incentive Opportunity Interpolated for Actual Level of Achievement
Bank staff calculated the named executive officers' awards under the 2010 EIP's first six short-term goals in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed each other named executive officer's level of achievement under that named executive officer's individual, bank-wide or department-specific goal and made award recommendations to the Personnel Committee for the Personnel Committee's consideration. In making those recommendations, Mr. Hjerpe selected a payout percentage for the goal from a range of threshold to excess, with such range calculated based on the goal weight and incentive opportunity. The Personnel Committee discussed and adopted those recommendations. The

Personnel Committee determined Mr. Hjerpe's incentive award under the individual, bank-wide or department-specific goal following the Personnel Committee's review of the level of achievement under this goal as provided by Mr. Hjerpe and the Personnel Committee assessment of President Hjerpe's combined, overall performance and achievement of these goals. During Personnel Committee and later board of director deliberations, the Personnel Committee and board of directors agreed that enhancement of the Bank's management team was President Hjerpe's most impactful Bank-wide goal for the year and that it should have been listed as one of his individual EIP goals, particularly given that progress on this goal was discussed with the board throughout the year. Based on his success in achieving his individual goals, the Personnel Committee and board of directors determined that President Hjerpe should be awarded an excess level of achievement on the individual, bank-wide or department specific goal.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2010 Combined Short and Long -Term Awards as Calculated by Goal
Goals	Pre-assessment Core Net Income	Member Outreach	Advance Restructures	Growth in Membership	2010 CDA and ESA Advances Balances	Remediation of 2009 Report of Examination Findings	Individual, Bank-wide or Department-Specific	Total Combined Award
Mr. Hjerpe	$26,737	$25,313	N/A	N/A	$10,529	$40,781	$75,937	$179,297
Mr. Nitkiewicz	$8,574	$10,148	$10,148	$2,537	$4,221	$13,079	$15,375	$64,082
Ms. Elliott	$8,403	$9,945	$9,945	$2,486	$4,137	$12,817	$24,108	$71,841
Mr. Baucom	$7,289	$8,625	$8,625	$2,157	$3,588	$11,117	$19,603	$61,004
Mr. Collins	$3,541	$8,380	$8,380	$2,095	$3,486	$16,201	$17,775	$59,858

The named executive officers were eligible to receive sixty (60) percent of the combined award illustrated above in a cash payment in March 2011, following approval of the board of directors and review of the Finance Agency. The below table's column “short-term award” sets forth the short term incentive award paid to the named executive officers in March 2011 and the remaining forty (40) percent which then becomes the target level of achievement for the long-term incentive opportunity.

	2010 Combined Short and Long Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$179,297	$107,578	$71,719
Mr. Nitkiewicz	$64,082	$38,449	$25,633
Ms. Elliott	$71,841	$43,105	$28,736
Mr. Baucom	$61,004	$36,602	$24,402
Mr. Collins	$59,858	$35,915	$23,943

Final awards under the 2010 EIP's long-term incentive opportunities cannot be determined until after December 31, 2012, since they are based on retained earnings as of that date. Based on the Bank's and individual levels of achievement as of December 31, 2010, the named executive officers are eligible for long-term incentive opportunities, payable in March 2013, as follows:

	Long Term Incentive Opportunity at Threshold, Target and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$35,859	$71,719	$107,578
Mr. Nitkiewicz	$12,816	$25,633	$38,449
Ms. Elliott	$14,368	$28,736	$43,104
Mr. Baucom	$12,200	$24,402	$36,602
Mr. Collins	$11,972	$23,943	$35,915

An EIP participant must be employed by the Bank on the first pay date in March 2013 to receive the full, long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive a pro-rata payment of the award in certain instances as detailed in the 2010 EIP. Further, the actual payment of the long-term award is subject to the final approval of the board of directors and the review of the Finance Agency, if required.

Additional Bonus Awarded to Mr. Hjerpe

Mr. Hjerpe was awarded a $55,000 bonus in recognition of his significant accomplishments during the first year of his leadership of the Bank. At the time that Mr. Hjerpe commenced employment at the Bank in July 2009, the board committed to consider such a bonus at the end of 2009. The board deferred consideration of the bonus until July 2010, a date by when the Bank's economic performance had demonstrably improved and consistent with the timing of the first increases in named executive officer base salaries since January 2009.

Retirement and Deferred Compensation Plans

The Bank offers participation in qualified and nonqualified retirement plans to the named executive officers as key elements of its total rewards package. The benefits received under these plans are intended to enhance the competitiveness of the Bank's total compensation and benefits relative to the market by complementing the named executive officers' base salary and cash incentive opportunities. The Bank maintains four retirement plans in which the named executive officers participate, including:

•
Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory plan that provides retirement benefits for all eligible Bank employees;

•
Pension Benefit Equalization Plan (the Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers;

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

The Personnel Committee believes that the Thrift BEP, together with the Pension BEP, provide additional retirement benefits that are necessary for the Bank's total rewards package to remain competitive, particularly compared with labor market competitors who may offer equity-based compensation. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

All benefits payable under the Pension BEP and Thrift BEP are paid solely out of the general assets of the Bank, or from assets set aside in rabbi trusts subject to the claims of the creditors of the Bank in the event of the Bank's insolvency.

Perquisites

Perquisites for the named executive officers may include reimbursement for the value of financial planning services (all but Mr. Hjerpe) incurred in 2009 (but reimbursed in 2010) prior to discontinuance of this benefit on January 1, 2010, supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), automobile and airline program memberships, spouse travel during Bank business, child care when traveling on Bank business, parking or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of a Bank automobile and reimbursement up to a maximum of $4,000 per month to lease an apartment until mid-February 2011. The apartment reimbursement benefit was originally granted to Mr. Hjerpe to recruit him to join the Bank and available for up to one year from his initial date of employment, after which period the board of directors agreed to re-evaluate this apartment reimbursement benefit. The board of directors re-evaluated the apartment reimbursement benefit in July 2010 and extended the benefit an additional six months until mid-February 2011. The Personnel Committee believes that the perquisites offered to the named executive officers are reasonable and are necessary for the Bank's total compensation package to remain competitive and, in the case of Mr. Hjerpe, were determined to be a necessary recruitment and retention tool.

Change-in-Control Agreement

As an incentive to recruit Mr. Hjerpe to join the Bank in July 2009 and as a continuing tool to retain him, the Bank entered into a change-in-control agreement with Mr. Hjerpe. The board of directors had determined that having the change in control agreement in place would be an effective recruitment and retention tool since the events under which it provides payment to Mr. Hjerpe would provide a measure of protection to Mr. Hjerpe in the instance of the Bank's relocation in excess of 50 miles or his termination of employment or material diminution in duties or base compensation resulting from merger, consolidation, reorganization, sale of all or substantially all of the Bank's assets, or the liquidation or dissolution of the Bank. Under the terms of the change of control agreement, in the event that either:

•	Mr. Hjerpe terminates his employment with the Bank for a Good Reason (as defined in the change in control agreement) that is not remedied within certain cure periods by the Bank; or

•	the Bank (or the Bank's successor in the event of a reorganization) terminates Mr. Hjerpe's employment without Cause (as defined by the change in control agreement).

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

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, the Bank's employees, including the named executive officers as of December 31, 2010, are "at will" employees. Each may resign his or her employment at any time and the Bank may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under the Bank's severance policy, as revised and approved by the board of directors in February 1997, all regular full- and part-time Bank employees who work at least 1,000 hours per year whose employment is terminated involuntarily, or by mutual agreement for reasons other than "cause," are provided with severance packages reflecting their status in the organization and tenure with the Bank. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and the Bank reserves the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive this severance benefit, individuals must agree to execute a general release of the Bank. In addition and at its sole discretion, the Bank may provide outplacement, extended benefits, counseling, and/or such other services as may assist in ensuring a smooth career transition. Any of these variations would require the approval of the chief executive officer.

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy unless he has received payments under the change in control agreement in lieu of any severance payments that would otherwise be payable to him by the Bank. Based on their statuses as executive officers of the Bank, Mr. Nitkiewicz, Ms. Elliott, Mr. Baucom, and Mr. Collins are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on tenure of employment at the Bank. All severance packages for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Personnel Committee prior to making any award under the severance policy.

Finance Agency Oversight of Executive Compensation

The Finance Agency provides certain oversight of FHLBank executive officer compensation. Section 1113 of HERA requires that the Director of the Finance Agency prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the Finance Agency has directed the FHLBanks to submit all compensation actions involving a named executive officer to the Finance Agency at least four weeks in advance of any planned board of director decision with respect to those actions. Further to this responsibility, the Finance Agency has issued an advisory bulletin on executive compensation that establishes certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

•	executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock;

•	a significant percentage of executive incentive-based compensation should be tied to the Bank's longer-term condition and performance and outcome indicators;

•	a significant percentage of executive incentive-based compensation that is linked to the Bank's financial performance should be deferred and made contingent upon performance over several years; and

•	the board of directors should promote accountability and transparency in the process of setting compensation

The Personnel Committee updated the Total Rewards Philosophy consistent with these principles in 2009.

In September 2010, the Finance Agency exercised its executive compensation oversight authority to provide certain comments to the 2010 EIP. In response to those comments, the board of directors adopted the following amendments (among others) to the 2010 EIP:

•
The discretionary component of each participant's short-term incentive goals was removed to provide greater objectivity in the final determination of each award of incentive compensation. The percentage that this goal had represented was added to each participant's “individual, bank-wide or department specific” goal, which goal includes various objective criteria for each participant.

•
The calculation of the long-term goal based on retained earnings as of December 31, 2012, was changed. Achieving the prior goal was subject to the condition that retained earnings would be a minimum of $400 million less dividends paid in 2010 through 2012. The amended long-term goal based on retained earnings does not subtract dividends paid. Further, achievement categories were added for the goal. This goal was changed to incent participants to focus on growing retained earnings consistent with the Bank's strategic goals.

In addition to the foregoing, under other provisions of HERA, the Finance Agency has issued certain regulations and proposed regulations that could impact named executive officer compensation, including a proposed regulation regarding golden parachute payments that may be used to restrict or prohibit certain post-termination compensation and a proposed regulation that would limit instances where the Bank could indemnify certain of its officers, including the named executive officers.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2010, 2009, and 2008, by the Bank's named executive officers.

Summary Compensation Table for 2010, 2009 and 2008
Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Edward A. Hjerpe III(6)	2010	$562,500	$55,000	$107,578	$145,000	$85,049	$955,127
President and	2009	275,000	—	—	110,000	38,317	423,317
Chief Executive Officer
Frank Nitkiewicz	2010	307,500	—	38,449	200,000	20,740	566,689
Executive Vice President	2009	305,000	—	—	166,000	20,429	491,429
and Chief Financial Officer	2008	305,000	—	—	210,000	27,453	542,453
M. Susan Elliott	2010	301,350	—	43,104	339,000	23,159	706,613
Executive Vice President	2009	294,000	25,000	—	364,000	23,847	706,847
and Chief Business Officer	2008	284,000	—	28,400	359,000	28,637	700,037
Earl W. Baucom	2010	261,375	—	36,602	123,000	11,784	432,761
Senior Vice President and	2009	255,000	—	—	122,000	12,404	389,404
Chief Operations Officer	2008	246,500	—	22,979	93,000	11,231	373,710
George H. Collins(7)	2010	253,935	—	35,915	117,000	3,135	409,985
Senior Vice President and	2009	250,800	—	—	124,000	15,789	390,589
Chief Risk Officer
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the

Pentegra Defined Contribution Plan or the Thrift BEP.

(2)	Amount shown for Ms. Elliott represents a bonus in recognition of Ms. Elliot's service in 2009 as interim president and chief executive officer.

(3)
Represents amounts paid under the Bank's Executive Incentive Plan during 2011 in respect of service performed in 2010, and during 2009 in respect of service performed in 2008. No Executive Incentive Plan was offered in 2009.

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

(5)
See the Other Compensation Table below for amounts, which include the Bank's match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by the Bank with respect to supplemental life insurance, and perquisites.

(6)	Mr. Hjerpe's 2009 compensation is reflective of his commencement of employment with the Bank on July 1, 2009.

(7)	Mr. Collins' 2008 compensation amount is not included as he was not a named executive officer in that year.

 Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(a)	Insurance Premiums	Perquisites(b)	Total
Edward A. Hjerpe III	2010	$33,750	$—	$51,299	$85,049
	2009	16,500	—	21,817	38,317
Frank Nitkiewicz	2010	18,450	2,290	—	20,740
	2009	18,300	2,129	—	20,429
	2008	25,486	1,967	—	27,453
M. Susan Elliott	2010	18,081	5,078	—	23,159
	2009	19,344	4,503	—	23,847
	2008	24,677	3,960	—	28,637
Earl W. Baucom	2010	11,784	—	—	11,784
	2009	12,404	—	—	12,404
	2008	11,231	—	—	11,231
George H. Collins	2010	3,135	—	—	3,135
	2009	15,789	—	—	15,789
_______________________

(a)
Amounts include Bank contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

The Pentegra Defined Contribution Plan, a 401(k) thrift plan, excludes hourly, flex staff, and short-term employees from participation, but continues to include all other Bank employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. The Bank makes contributions based on the amount the employee contributes, up to the first three percent of plan salary, multiplied by the following factors:

•	100 percent during the second and third years of employment.

•	150 percent during the fourth and fifth years of employment.

•	200 percent following completion of five or more years of employment.

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2010, the maximum elective deferral amount was $16,500 (or $22,000 per year for participants who attain age 50 in 2010), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $14,700 (three percent multiplied by two multiplied by the $245,000 IRC compensation limit).

A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(b)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, reimbursement for apartment expenses, parking, reimbursement for mass transportation, and spousal travel expenses.

The following table shows the potential payouts for the Bank's non-equity incentive plan awards for the fiscal year ended December 31, 2010, for the Bank's named executive officers

Grants of Plan-Based Awards for Fiscal Year 2010

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$50,625	$101,250	$151,875
Mr. Nitkiewicz	20,295	40,590	60,885
Ms. Elliott	19,889	39,778	59,667
Mr. Baucom	17,251	34,502	51,752
Mr. Collins	16,760	33,519	50,279

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$16,875	$33,750	$50,625
Target	33,750	67,500	101,250
Excess	50,625	101,250	151,875

Mr. Nitkiewicz
If short-term component results in:	Threshold	Target	Excess
Threshold	$6,765	$13,530	$20,295
Target	13,530	27,060	40,590
Excess	20,295	40,590	60,885

Ms. Elliott
If short-term component results in:	Threshold	Target	Excess
Threshold	$6,630	$13,259	$19,889
Target	13,259	26,519	39,778
Excess	19,889	39,778	59,667

Mr. Baucom
If short-term component results in:	Threshold	Target	Excess
Threshold	$5,750	$11,501	$17,251
Target	11,501	23,001	34,502
Excess	17,251	34,502	51,752

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$5,587	$11,173	$16,760
Target	11,173	22,346	33,519
Excess	16,760	33,519	50,279
______________________
(1) Amounts represent potential awards under the 2010 Executive Incentive Plan; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2010, for the Bank's named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2010
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	18.67	(3)	$538,000	$—
	Pension BEP	1.50		45,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	18.83		526,000	—
	Pension BEP	19.83		509,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	28.58		1,185,000	—
	Pension BEP	29.08		989,000	—
Earl W. Baucom	Pentegra Defined Benefit Plan	4.17		245,000	—
	Pension BEP	5.17		211,000	—
George H. Collins	Pentegra Defined Benefit Plan	12.83	(4)	383,000	—
	Pension BEP	13.33	(5)	182,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2010.

(2)
Includes amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 11.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

(4)	Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(5)	Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

The Bank participates in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of the Bank's waiting period, which is one year of service with the Bank. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions, except for Mr. Baucom who is 80 percent vested.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary, subject to the applicable IRC limits on annual earnings ($245,000 for 2010). For participants hired prior to January 9, 2006, the benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. For the other participants, the benefit is calculated as 1.50 percent multiplied by the participant's years of benefit service multiplied by the high five-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70", then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for participants hired prior to January 9, 2006, and, for the other participants, the benefit is reduced by an actuarial equivalency factor for each year that payments commence before age 65.

The amount of pension benefits payable from the Pension BEP to a named executive officer is the amount that would be payable to the executive under the Pentegra Defined Benefit Plan:

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

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year, or five-year average salary, as applicable, as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Elliott, and Mr. Baucom, 70 percent as executive vice presidents; and Mr. Collins, 65 percent as senior vice president. All benefits payable under the Pension BEP are paid solely from either the general assets of the Bank or from assets held in a rabbi trust subject to the claims of the creditors of the Bank in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that the Bank contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP rabbi trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2010, for the Bank's named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2010(1)	Bank Contributions in Year Ended December 31, 2010(2)	Aggregate Earnings in Year Ended December 31, 2010	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2010
Edward A. Hjerpe III	$16,875	$19,050	$4,499	$—	$51,010
Frank Nitkiewicz	15,375	3,750	5,891	—	47,321
M. Susan Elliott	30,135	3,381	10,225	—	82,480
Earl W. Baucom	—	—	—	—	—
George H. Collins	—	—	796	—	4,849
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. The Bank matches participant contributions based on the amount the employee contributes, typically, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, in 2010 the board of directors adopted the Second Amendment to the Thrift BEP so that the Personnel Committee has the flexibility to modify the Bank’s matching contribution rate in an offer letter, employment agreement or other writing approved by the Personnel Committee so long as the Bank’s maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan. At this time, no Bank matching contribution rate for any named executive officer under the Thrift BEP exceeds three percent. The Bank's matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP provides participants an opportunity to defer taxation on income and to make-up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Personnel Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from the general assets of the Bank or from assets held in a rabbi trust subject to the claims of the creditors of the Bank in the event of the Bank's insolvency. In 2009, the Thrift BEP was amended to require that the Bank contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010.

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2010, had their employment been terminated, either involuntarily or by mutual agreement, for reasons other than "cause" (for example poor performance, poor attendance, insubordination), on that date. Under the Bank's severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, and Ms. Elliott, the amount is equal to 12 months' base salary, for Mr. Baucom the amount is equal to six months' base salary and for Mr. Collins, the amount is equal to 10.15 months' base salary, all based on annual salary in effect on December 31, 2010.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$575,000
Frank Nitkiewicz	310,000
M. Susan Elliott	308,700
Earl W. Baucom	133,875
George H. Collins	217,521
_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)
Severance payments to Mr. Hjerpe may consist of either payments under the Bank's severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

The Bank pays members of the board of directors fees for each board and committee meeting that they attend. Finance Agency regulations permit the payment of reasonable director compensation, and such compensation is subject to the Finance Agency’s oversight. The Bank is a cooperative and its capital stock may only be held by current and former member institutions, so the Bank does not provide compensation to its directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during 2010 and 2009, along with the annual maximum compensation amounts for those years, are detailed in the following table:

Summary of the 2010 and 2009 Director Compensation Policies
	2010	2009
Fee per board meeting
Chair of the board	$7,750	$6,750
Vice chair of the board	7,000	6,125
Audit committee chair	7,000	6,125
Other committee chairs	6,300	5,500
All other board members	5,575	4,875
Fee per committee meeting	2,000	2,000
Fee per telephonic conference call	1,325	1,325
Annual maximum compensation amounts
Chair of the board	60,000	60,000
Vice chair of the board	55,000	55,000
Audit committee chair	55,000	55,000
Other committee chairs	50,000	50,000
All other board members	45,000	45,000

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2010 are detailed in the following table:

2010 Director Compensation
Fees Earned or Paid in Cash
Jan A. Miller, Chair	$60,000
Jay F. Malcynsky, Vice Chair	55,000
Andrew J. Calamare	45,000
Joan Carty	45,000
Stephen F. Christy	55,000
Patrick E. Clancy	50,000
Steven A. Closson	50,000
Peter F. Crosby	45,000
John T. Eller (1)	28,050
John H. Goldsmith	50,000
Cornelius K. Hurley	45,000
A. James Lavoie	45,000
Mark E. Macomber	50,000
Kevin M. McCarthy	50,000
Gerald T. Mulligan	45,000
Edward T. Novakoff (2)	45,000
Emil Ragones (3)	26,050
$789,100
_______________________
(1) Mr. Eller resigned from the board effective on May 24, 2010.
(2) Mr. Novakoff resigned from the board effective on October 25, 2010.
(3) Mr. Ragones joined the board effective on September 24, 2010.

Directors may elect to defer the receipt of meeting fees pursuant to the Bank's Thrift BEP, although there is no Bank matching contribution for such deferred fees. Please see the discussion of Retirement and Deferred Compensation Plans above. Finance Agency regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, the Bank has adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $128,000 for the year ended December 31, 2010.

For 2011, the 2011 Director Compensation Policy provides for the following payments and compensation caps:

Summary of the 2011 Director Compensation Policy
2011 Director Compensation
Fee per board meeting
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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Bank is a cooperative, its members or former members own all of the outstanding capital stock of the Bank, and the directors of the Bank are elected by and a majority are from the Bank's membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. See Item 10 – Directors, Executive Officers and Corporate Governance for additional information on the election of the Bank's directors. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.
Member institutions, including affiliated institutions under common control of a single holding company, holding five percent or more of the outstanding capital stock of the Bank as of February 28, 2011, are noted in the following table.

Members Holding Five Percent or More of Outstanding Capital Stock (dollars in thousands)
Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A.*	$1,082,548	28.85%
111 Westminster Street
Providence, Rhode Island 02903

CW Reinsurance Company*	2,163	0.06
4500 Park Granada, CH-11
Calabasas, CA 91302

RBS Citizens, N.A.	515,748	13.74
One Citizens Plaza
Providence, Rhode Island 02903
_______________________
* Bank of America Rhode Island, N.A. and CW Reinsurance Company are subsidiaries of Bank of America Corporation.

Additionally, due to the fact that a majority of the board of directors of the Bank is elected from the membership of the Bank, these elected directors serve as officers or directors of member institutions that own the Bank's capital stock. The following table provides capital stock outstanding to member institutions whose officers or directors were serving as directors of the Bank as of February 28, 2011 (dollars in thousands):

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$42,008	1.12%
23 Broad Street
Westerly, Rhode Island 02891

Middlesex Savings Bank	24,745	0.66
6 Main Street
Natick, Massachusetts 01760

Eastern Bank Corporation(1)	20,567	0.55
One Eastern Place
Lynn, Massachusetts 01901

Wainwright Bank & Trust Company (1)	12,081	0.32

63 Franklin Street
Boston, Massachusetts 02110

Androscoggin Savings Bank	6,884	0.18
30 Lisbon Street
Lewiston, Maine 04240

The Savings Bank Life Insurance Company of Massachusetts	5,832	0.16
1 Linscott Road
Woburn, Massachusetts 01801

Newport Federal Savings Bank	5,730	0.15
100 Bellevue Avenue
Newport, Rhode Island 02840

Passumpsic Savings Bank	3,793	0.10
124 Railroad Street
St. Johnsbury, Vermont 05819

Northwest Community Bank (2)	3,633	0.10
86 Main Street
Winsted, Connecticut 06098

Litchfield Bancorp (2)	2,679	0.07
294 West Street
Litchfield, Connecticut 06759

Collinsville Savings Society (2)	2,101	0.06
136 Main Street
Collinsville, Connecticut 06022

Profile Bank	994	0.03
45 Wakefield Street
Rochester, NH 03867
Total stock ownership by members whose officers or directors serve as directors of the Bank	$131,047	3.50%
_______________________
(1) Wainwright Bank & Trust Company is a subsidiary of Eastern Bank Corporation.
(2) Northwest Community Bank, Collinsville Savings Society and Litchfield Bancorp are subsidiaries of the same holding company.

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

For the year ended December 31, 2010, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics requires that all directors and executive officers (as well as all other Bank employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee of the Bank may have a financial interest in any member of the Bank that is not transacted in the ordinary course of the member's business and, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and financial relationships with members. Employees are also required to disclose annually certain financial interests or financial relationships with any other person or in any entity doing business with the Bank. These disclosures are reviewed by the Bank's ethics officer, who is principally responsible for enforcing the Code of Ethics on a day-to day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than the president of the Bank and, if an apparent conflict has not been resolved within 60 days, to report it to the president of the Bank for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or the Bank president to the Governance Committee of the board of directors for resolution. The Bank's ethics officer is Carol Hempfling Pratt, senior vice president, general counsel and corporate secretary of the Bank.

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

As of the date of this report, the Bank's board of directors is comprised of nine member directors and seven independent directors, each of whom is elected by the Bank's member institutions as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of the Bank's directors is an "inside" director. That is, none of the Bank's directors is a Bank employee or officer. Further, the Bank's directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with the Bank from time to time in the ordinary course of the Bank's business.

Finance Agency Regulations Regarding Independence

The Finance Agency regulations on director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the Finance Agency's regulations on these independence standards. As of March 18, 2011, all of the Bank's directors who serve on the Audit Committee were independent under these criteria.

SEC Rule Regarding Independence

SEC rules require the Bank's board of directors to adopt a standard of independence to evaluate its directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank's Audit Committee financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 18, 2011, all of the Bank's independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Clancy, Goldsmith, Hurley, Malcynsky, and Ragones. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current member directors on the Bank's Audit Committee, including Directors Mulligan, Treanor, and Miller (ex officio) are independent under the NYSE standards for audit committee members. The board determined that all of the independent directors on the Bank's Audit Committee, including Directors Calamare (chair), Ragones (vice chair), and Clancy, are independent under the NYSE independence standards for audit committee members. The board also determined that Director Ragones is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 18, 2011, is independent under NYSE standards. As stated above, the board determined that each director on the Audit Committee is independent under the Finance Agency's regulations applicable to the Bank's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Bank's financial statements for 2010 and 2009, as well as the fees billed by PricewaterhouseCoopers LLP for audit-related services rendered by PricewaterhouseCoopers to us during 2010 and 2009.
Audit Fees
 (dollars in thousands)

	Year Ended December 31,
	2010	2009
Audit fees(1)	$806	$942
Audit-related fees(2)	—	—
All other fees(3)	53	44
Tax fees	—	—
Total	$859	$986
_______________________

(1)
Audit fees consist of fees incurred in connection with the audit of the Bank's financial statements, review of quarterly or annual management's discussion and analysis, and review of financial information filed with the SEC.

(2)	Audit-related fees consist of fees related to accounting research and consultations, and operations reviews of new products and supporting processes.

(3)	All other fees consist of fees related to participation in and presentations at conferences.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)    Financial Statements

The Bank's financial statements are set forth under Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b)    Financial Statement Schedule

None.

c)     Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on February 2, 2010
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 4.1 to our Form 8-K filed with the SEC on December 23, 2010
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.1.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.1.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.2	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010*	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.3	The Federal Home Loan Bank of Boston 2010 Executive Incentive Plan *	Exhibit 10.3.1 to our First Quarter 2010 Form 10-Q filed with the SEC on May 13, 2010
10.3.1	The Federal Home Loan Bank of Boston 2010 Executive Initiative Plan (Revised December 2010) *	Exhibit 4.1 to our Form 8-K filed with the SEC on December 28, 2010
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston	Exhibit 10.4 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
10.4.1	Amendment to Lease between the Federal Home Loan Bank of Boston and BP 111 Huntington Avenue LLC	Exhibit 10.2 to our Form 8-K filed with the SEC on October 27, 2010
10.4.2	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010

10.5	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to Form 8-K filed with the SEC on June 23, 2006
10.7.1	The Federal Home Loan Bank of Boston 2009 Director Compensation Policy *	Exhibit 10.7.4 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.7.2	The Federal Home Loan Bank of Boston 2010 Director Compensation Policy *	Exhibit 10.7.4 to our 2009 Form 10-K filed with the SEC on March 22, 2010
10.7.3	The Federal Home Loan Bank of Boston 2011 Director Compensation Policy *	Exhibit 10.1. to our Form 8-K filed with the SEC on February 3, 2011
10.8	Severance Agreement and General Release between Michael A. Jessee and the Federal Home Loan Bank of Boston dated December 31, 2008 *	Exhibit 10.8 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.8.1	Amendment to Severance Agreement and General Release between Michael A. Jessee and the Federal Home Loan Bank of Boston dated April 30, 2009 *	Exhibit 10.1 to our First Quarter 2009 Form 10-Q filed with the SEC on May 20, 2009
10.9	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.9.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.11	Award to M. Susan Elliott *	Item 5.02 of our Form 8-K filed with the SEC on August 5, 2009.
10.12	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks dated February 28, 2011	Exhibit 99.1 of our Form 8-K filed with the SEC on March 1, 2011.
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 18, 2011	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
March 18, 2011	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 18, 2011	By:	/s/	Brian G. Donahue
Brian G. Donahue First Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2011	By:	/s/	Andrew J. Calamare
Andrew J. Calamare Director
March 18, 2011	By:	/s/	Joan Carty
Joan Carty Director
March 18, 2011	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 18, 2011	By:	/s/	Steven A. Closson
Steven A. Closson Director
March 18, 2011	By:	/s/	Peter F. Crosby
Peter F. Crosby Director
March 18, 2011	By:	/s/	John H. Goldsmith
John H. Goldsmith Director
March 18, 2011	By:	/s/	Cornelius K. Hurley
Cornelius K. Hurley Director
March 18, 2011	By:	/s/	A. James Lavoie
A. James Lavoie Director

March 18, 2011	By:	/s/	Mark E. Macomber
Mark E. Macomber Director
March 18, 2011	By:	/s/	Jay F. Malcynsky
Jay F. Malcynsky Director
March 18, 2011	By:	/s/	Kevin M. McCarthy
Kevin M. McCarthy Director
March 18, 2011	By:	/s/	Jan A. Miller
Jan A. Miller Director
March 18, 2011	By:	/s/	Gerald T. Mulligan
Gerald T. Mulligan Director
March 18, 2011	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 18, 2011	By:	/s/	John F. Treanor
John F. Treanor Director
March 18, 2011	By:	/s/	Kenneth A. Wilman, Jr.
Kenneth A. Wilman, Jr. Director