Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Boston
filed 2011-05-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2011
Class A Stock, par value $100	zero
Class B Stock, par value $100	37,823,270

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$390,656	$6,151
Interest-bearing deposits	202	155
Securities purchased under agreements to resell	250,000	2,175,000
Federal funds sold	7,135,000	5,585,000
Investment securities:
Trading securities	5,611,733	5,579,741
Available-for-sale securities - includes $104,850 and $102,949 pledged as collateral at March 31, 2011, and December 31, 2010, respectively that may be repledged	6,293,246	7,335,035
Held-to-maturity securities - includes $19,246 and $62,770 pledged as collateral at March 31, 2011, and December 31, 2010, respectively that may be repledged (a)	6,617,420	6,459,544
Total investment securities	18,522,399	19,374,320
Advances	25,938,797	28,034,949
Mortgage loans held for portfolio, net of allowance for credit losses of $8,696 and $8,653 at March 31, 2011, and December 31, 2010, respectively	3,165,483	3,245,954
Accrued interest receivable	125,815	145,177
Resolution Funding Corporation (REFCorp) prepaid assessment	7,809	13,590
Premises, software, and equipment, net	4,154	4,547
Derivative assets	12,370	14,818
Other assets	43,018	47,640
Total Assets	$55,595,703	$58,647,301
LIABILITIES
Deposits:
Interest-bearing	$794,416	$711,222
Non-interest-bearing	16,113	34,299
Total deposits	810,529	745,521
Consolidated obligations, net:
Bonds	34,020,141	35,102,750
Discount notes	16,492,730	18,524,841
Total consolidated obligations, net	50,512,871	53,627,591
Mandatorily redeemable capital stock	106,608	90,077
Accrued interest payable	159,262	141,141
Affordable Housing Program (AHP) payable	23,695	23,138
Derivative liabilities	624,871	729,220
Other liabilities	13,348	15,108
Total liabilities	52,251,184	55,371,796
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 36,460 shares and 36,644 shares issued and outstanding at March 31, 2011, and December 31, 2010, respectively	3,646,009	3,664,425
Retained earnings	269,544	249,191
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(19,930)	(15,193)
Net unrealized loss relating to hedging activities	(338)	(341)
Net noncredit portion of other-than-temporary impairment losses on investment securities	(549,742)	(621,528)
Pension and postretirement benefits	(1,024)	(1,049)
Total accumulated other comprehensive loss	(571,034)	(638,111)
Total capital	3,344,519	3,275,505
Total Liabilities and Capital	$55,595,703	$58,647,301
_______________________________________
(a)   Fair values of held-to-maturity securities were $6,731,104 and $6,564,181 at March 31, 2011, and December 31, 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Advances	$86,488	$102,930
Prepayment fees on advances, net	1,193	572
Securities purchased under agreements to resell	540	284
Federal funds sold	2,401	2,665
Trading securities	5,397	1,852
Available-for-sale securities	18,188	13,437
Held-to-maturity securities	39,928	46,384
Prepayment fees on investments	14	—
Mortgage loans held for portfolio	38,334	43,326
Total interest income	192,483	211,450
INTEREST EXPENSE
Consolidated obligations - bonds	120,126	137,259
Consolidated obligations - discount notes	5,139	5,727
Deposits	129	91
Mandatorily redeemable capital stock	136	—
Other borrowings	2	2
Total interest expense	125,532	143,079
NET INTEREST INCOME	66,951	68,371
Provision for credit losses	51	431
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	66,900	67,940
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(6,787)	(20,547)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(23,797)	(2,276)
Net other-than-temporary impairment losses on investment securities recognized in income	(30,584)	(22,823)
Service fees	2,045	1,444
Net unrealized (losses) gains on trading securities	(1,897)	1,846
Net gains (losses) on derivatives and hedging activities	1,821	(2,832)
Realized gain from sale of available-for-sale securities	8,369	—
Other	154	66
Total other loss	(20,092)	(22,299)
OTHER EXPENSE
Compensation and benefits	8,171	8,050
Other operating expenses	4,375	4,325
Federal Housing Finance Agency (Finance Agency)	1,298	910
Office of Finance	940	893
Other	536	292
Total other expense	15,320	14,470
INCOME BEFORE ASSESSMENTS	31,488	31,171
AHP	2,584	2,545
REFCorp	5,781	5,725
Total assessments	8,365	8,270
NET INCOME	$23,123	$22,901

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2011 and 2010 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value			Total Capital
BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$(1,021,649)	$2,764,058
Proceeds from sale of capital stock	31	3,100			3,100
Comprehensive income:
Net income			22,901		22,901
Other comprehensive income:
Net unrealized gains on available-for-sale securities				15,059	15,059
Noncredit portion of other-than-temporary impairment losses on investment securities				(16,944)	(16,944)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				19,220	19,220
Accretion of noncredit portion of impairment losses on investment securities				77,532	77,532
Reclassification adjustment for previously deferred hedging gains and losses included in income				4	4
Pension and postretirement benefits				45	45
Total comprehensive income					117,817
BALANCE, MARCH 31, 2010	36,462	$3,646,201	$165,507	$(926,733)	$2,884,975

BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	16	1,584			1,584
Shares reclassified to mandatorily redeemable capital stock	(200)	(20,000)			(20,000)
Comprehensive income:
Net income			23,123		23,123
Other comprehensive income:
Net unrealized gains on available-for-sale securities				3,632	3,632
Less: reclassification adjustment for realized gain included in net income relating to available-for-sale securities				(8,369)	(8,369)
Noncredit portion of other-than-temporary impairment losses on investment securities				(5,026)	(5,026)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to investment securities				28,823	28,823
Accretion of noncredit portion of impairment losses on investment securities				47,989	47,989
Reclassification adjustment for previously deferred hedging gains and losses included in income				3	3
Pension and postretirement benefits				25	25
Total comprehensive income					90,200
Cash dividends on capital stock (0.30%)			(2,770)		(2,770)
BALANCE, MARCH 31, 2011	36,460	$3,646,009	$269,544	$(571,034)	$3,344,519

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$23,123	$22,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(316)	(4,214)
Provision for credit losses	51	431
Change in net fair-value adjustments on derivatives and hedging activities	3,614	6,707
Net other-than-temporary impairment losses on investment securities recognized in income	30,584	22,823
Other adjustments	(146)	(69)
Realized gain from sale of available-for-sale securities	(8,369)	—
Net change in:
Market value of trading securities	1,897	(1,846)
Accrued interest receivable	19,362	9,711
Other assets	1,366	1,685
Net derivative accrued interest	(24,838)	(9,501)
Accrued interest payable	18,121	11,671
Other liabilities	4,273	4,293
Total adjustments	45,599	41,691
Net cash provided by operating activities	68,722	64,592

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(47)	(14)
Securities purchased under agreements to resell	1,925,000	(250,000)
Federal funds sold	(1,550,000)	231,000
Premises, software, and equipment	(104)	(50)
Trading securities:
Net increase in short-term	(35,000)	—
Proceeds from long-term maturities	1,111	1,312
Purchases of long-term	—	(150,744)
Available-for-sale securities:
Net increase in short-term	—	(250,000)
Proceeds from long-term maturities	127,680	40,735
Proceeds from long-term sales	1,378,772	—
Purchases of long-term	(492,011)	(1,226,466)
Held-to-maturity securities:
Proceeds from long-term maturities	376,270	491,343
Purchases of long-term	(489,575)	(482,750)
Advances to members:
Proceeds	44,133,804	45,069,636
Disbursements	(42,130,996)	(42,664,453)
Mortgage loans held for portfolio:
Proceeds	211,503	158,576
Purchases	(135,596)	(49,609)
Proceeds from sale of foreclosed assets	2,751	2,431
Net cash provided by investing activities	3,323,562	920,947

FINANCING ACTIVITIES
Net change in deposits	65,326	(104,584)
Net payments on derivative contracts with a financing element	(8,403)	(9,878)
Net proceeds from issuance of consolidated obligations:
Discount notes	225,522,901	301,530,700
Bonds	1,925,539	9,156,210
Payments for maturing and retiring consolidated obligations:
Discount notes	(227,553,487)	(304,724,189)
Bonds	(2,955,000)	(6,751,321)
Proceeds from issuance of capital stock	1,584	3,100
Payments for redemption of mandatorily redeemable capital stock	(3,469)	(93)
Cash dividends paid	(2,770)	—
Net cash used in financing activities	(3,007,779)	(900,055)
Net increase in cash and due from banks	384,505	85,484
Cash and due from banks at beginning of the year	6,151	191,143
Cash and due from banks at period end	$390,656	$276,627
Supplemental disclosures:
Interest paid	$127,518	$131,876
AHP payments	$1,930	$1,781
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$2,862	$2,857

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's (the Bank's) audited financial statements and related notes in the Bank's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the SEC) on March 18, 2011 (the 2010 Annual Report).

Note 2 — Recently Issued Accounting Standards and Interpretations

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the Bank's interim and annual periods beginning on January 1, 2012. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Bank is currently evaluating the effect of the adoption of this guidance on the Bank's financial condition, results of operations, or cash flows.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. It is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Bank), and applies retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. Early adoption is permitted. The adoption of this amended guidance could result in increased annual and interim financial statement disclosures, but is not expected to have a material effect on the Bank's financial condition, results of operations, or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods ending on December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

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

Fair-Value Measurements and Disclosures-Improving Disclosures about Fair-Value Measurements. On January 21, 2010, the

FASB issued amended guidance for fair-value measurements and disclosures. The Bank adopted this guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair-value measurements, which was adopted on January 1, 2011. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not affect the Bank's financial condition, results of operations, or cash flows.

Note 3 — Trading Securities

Major Security Types. Trading securities as of March 31, 2011, and December 31, 2010, were as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Certificates of deposit	$5,354,930	$5,319,921
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed - residential	20,692	21,366
Government-sponsored enterprises - residential	7,973	8,438
Government-sponsored enterprises - commercial	228,138	230,016
	256,803	259,820
Total	$5,611,733	$5,579,741

Net unrealized (losses) gains on trading securities for the three months ended March 31, 2011 and 2010, amounted to $(1.9) million and $1.8 million for securities held on March 31, 2011 and 2010, respectively.

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of March 31, 2011, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational banks	$428,305	$—	$(30,744)	$397,561
Corporate bonds (2)	567,129	1,765	—	568,894
U.S. government corporations	261,753	—	(25,001)	236,752
Government-sponsored enterprises	3,193,387	40,170	(12,571)	3,220,986
	4,450,574	41,935	(68,316)	4,424,193
Mortgage-backed securities
U.S. government guaranteed - residential	159,304	354	(61)	159,597
Government-sponsored enterprises - residential	1,451,920	6,967	(110)	1,458,777
Government-sponsored enterprises - commercial	251,378	111	(810)	250,679
	1,862,602	7,432	(981)	1,869,053
Total	$6,313,176	$49,367	$(69,297)	$6,293,246
_______________________
(1)         Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments.
(2)    Consists of corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

Available-for-sale securities as of December 31, 2010, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational banks	$437,525	$—	$(36,855)	$400,670
Corporate bonds (2)	1,169,173	5,628	—	1,174,801
U.S. government-owned corporations	269,291	—	(31,090)	238,201
Government-sponsored enterprises	3,481,405	51,640	(14,587)	3,518,458
	5,357,394	57,268	(82,532)	5,332,130
Mortgage-backed securities
U.S. government guaranteed - residential	166,780	496	(75)	167,201
Government-sponsored enterprises - residential	1,572,036	10,911	—	1,582,947
Government-sponsored enterprises - commercial	254,018	145	(1,406)	252,757
	1,992,834	11,552	(1,481)	2,002,905
Total	$7,350,228	$68,820	$(84,013)	$7,335,035
_______________________
(1)         Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments.
(2)         Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table summarizes available-for-sale securities with unrealized losses as of March 31, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$397,561	$(30,744)	$397,561	$(30,744)
U.S. government-owned corporations	—	—	236,752	(25,001)	236,752	(25,001)
Government-sponsored enterprises	263,210	(3,264)	102,355	(9,307)	365,565	(12,571)
	263,210	(3,264)	736,668	(65,052)	999,878	(68,316)
Mortgage-backed securities
U.S. government guaranteed - residential	38,974	(61)	—	—	38,974	(61)
Government-sponsored enterprises - residential	188,242	(110)	—	—	188,242	(110)
Government-sponsored enterprises - commercial	—	—	225,467	(810)	225,467	(810)
	227,216	(171)	225,467	(810)	452,683	(981)
Total temporarily impaired	$490,426	$(3,435)	$962,135	$(65,862)	$1,452,561	$(69,297)

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$400,670	$(36,855)	$400,670	$(36,855)
U.S. government-owned corporations	—	—	238,201	(31,090)	238,201	(31,090)
Government-sponsored enterprises	264,775	(2,839)	102,869	(11,748)	367,644	(14,587)
	264,775	(2,839)	741,740	(79,693)	1,006,515	(82,532)
Mortgage-backed securities
U.S. government guaranteed - residential	96,978	(75)	—	—	96,978	(75)
Government-sponsored enterprises - commercial	—	—	227,216	(1,406)	227,216	(1,406)
	96,978	(75)	227,216	(1,406)	324,194	(1,481)
Total temporarily impaired	$361,753	$(2,914)	$968,956	$(81,099)	$1,330,709	$(84,013)

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at March 31, 2011, and December 31, 2010, are shown below (dollars in thousands).

	March 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$452,086	$454,843	$1,370,953	$1,379,527
Due after one year through five years	3,196,768	3,232,682	3,165,009	3,210,864
Due after five years through 10 years	—	—	—	—
Due after 10 years	801,720	736,668	821,432	741,739
	4,450,574	4,424,193	5,357,394	5,332,130
Mortgage-backed securities (1)	1,862,602	1,869,053	1,992,834	2,002,905
Total	$6,313,176	$6,293,246	$7,350,228	$7,335,035
_______________________
(1)     MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of March 31, 2011, the amortized cost of the Bank's available-for-sale securities included net premiums of $118.8 million. Of that amount, $124.4 million of net premiums relate to non-MBS and $5.6 million of net discounts relate to MBS. As of December 31, 2010, the amortized cost of the Bank's available-for-sale securities included net premiums of $118.1 million. Of that amount, $123.7 million of net premiums related to non-MBS and $5.6 million of net discounts related to MBS.

At March 31, 2011, and December 31, 2010, 22.2 percent and 19.0 percent, respectively, of the Bank's fixed-rate available-for-sale securities were swapped to a floating rate.

Gain on Sale. During the three months ended March 31, 2011, the Bank sold non-MBS available-for-sale securities with a carrying value of $1.4 billion and recognized a gain of $8.4 million on the sale.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of March 31, 2011, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$23,491	$—	$23,491	$1,865	$—	$25,356
State or local housing-finance-agency obligations	232,775	—	232,775	112	(41,154)	191,733
Government-sponsored enterprises	72,204	—	72,204	1,652	—	73,856
	328,470	—	328,470	3,629	(41,154)	290,945
Mortgage-backed securities
U.S. government guaranteed -residential	60,005	—	60,005	946	(2)	60,949
Government-sponsored enterprises - residential	3,095,677	—	3,095,677	69,353	(7,143)	3,157,887
Government-sponsored enterprises - commercial	1,359,082	—	1,359,082	63,330	(10,785)	1,411,627
Private-label - residential	2,260,630	(549,245)	1,711,385	127,120	(86,718)	1,751,787
Private-label - commercial	34,852	—	34,852	690	(110)	35,432
Asset-backed securities (ABS) backed by home equity loans	28,446	(497)	27,949	223	(5,695)	22,477
	6,838,692	(549,742)	6,288,950	261,662	(110,453)	6,440,159
Total	$7,167,162	$(549,742)	$6,617,420	$265,291	$(151,607)	$6,731,104

Held-to-maturity securities as of December 31, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$24,856	$—	$24,856	$2,100	$—	$26,956
State or local housing-finance-agency obligations	235,735	—	235,735	413	(46,415)	189,733
Government-sponsored enterprises	72,617	—	72,617	1,993	—	74,610
	333,208	—	333,208	4,506	(46,415)	291,299
Mortgage-backed securities
U.S. government guaranteed -residential	64,975	—	64,975	1,184	—	66,159
Government-sponsored enterprises - residential	2,899,360	—	2,899,360	76,784	(7,109)	2,969,035
Government-sponsored enterprises - commercial	1,303,343	—	1,303,343	75,665	(8,758)	1,370,250
Private-label - residential	2,379,610	(620,927)	1,758,683	117,796	(102,557)	1,773,922
Private-label - commercial	71,799	—	71,799	743	(491)	72,051
ABS backed by home equity loans	28,777	(601)	28,176	229	(6,940)	21,465
	6,747,864	(621,528)	6,126,336	272,401	(125,855)	6,272,882
Total	$7,081,072	$(621,528)	$6,459,544	$276,907	$(172,270)	$6,564,181

The following table summarizes the held-to-maturity securities with unrealized losses as of March 31, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$27,277	$(9)	$152,925	$(41,145)	$180,202	$(41,154)

Mortgage-backed securities
U.S. government guaranteed - residential	928	(2)	—	—	928	(2)
Government-sponsored enterprises - residential	323,796	(6,444)	51,628	(699)	375,424	(7,143)
Government-sponsored enterprises - commercial	324,225	(10,785)	—	—	324,225	(10,785)
Private-label - residential	—	—	1,717,676	(509,646)	1,717,676	(509,646)
Private-label - commercial	—	—	24,211	(110)	24,211	(110)
ABS backed by home equity loans	—	—	22,477	(5,969)	22,477	(5,969)
	648,949	(17,231)	1,815,992	(516,424)	2,464,941	(533,655)
Total	$676,226	$(17,240)	$1,968,917	$(557,569)	$2,645,143	$(574,809)

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

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at March 31, 2011, and December 31, 2010, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2011			December 31, 2010
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,266	$1,266	$1,265	$1,266	$1,266	$1,277
Due after one year through five years	74,025	74,025	75,740	74,478	74,478	76,562
Due after five years through 10 years	65,960	65,960	66,466	68,470	68,470	69,158
Due after 10 years	187,219	187,219	147,474	188,994	188,994	144,302
	328,470	328,470	290,945	333,208	333,208	291,299
Mortgage-backed securities (2)	6,838,692	6,288,950	6,440,159	6,747,864	6,126,336	6,272,882
Total	$7,167,162	$6,617,420	$6,731,104	$7,081,072	$6,459,544	$6,564,181
_______________________
(1)         Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive loss.
(2)     MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of March 31, 2011, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $536.1 million. Of that amount, net premiums of $4.9 million relate to non-MBS and net discounts of $541.0 million relate to MBS. As of December 31, 2010, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $523.4 million. Of that amount, net premiums of $5.3 million relate to non-MBS and net discounts of $528.7 million relate to MBS.

Note 6 — Other-Than-Temporary Impairment

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

Available-for-Sale Securities

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at March 31, 2011. The Bank's available-for-sale securities portfolio has experienced unrealized losses that reflect the impact of normal yield and spread fluctuations attendant with security markets. However, the declines are considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of March 31, 2011:

•    Debentures issued by a supranational bank that were in an unrealized loss position as of March 31, 2011, are expected to return contractual principal and interest, based on the Bank's review and analysis of independent third-party credit reports on the supranational entity, and such supranational entity is rated triple-A by each of the three nationally recognized statistical rating organizations (NRSROs).

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

•    The Bank has concluded that the probability of default on debt issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as government-sponsored enterprises (GSEs) and their support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac are backed by mortgage loans conforming with those GSEs' underwriting requirements and the GSEs' credit guarantees as to full return of principal and interest.

Held-to-Maturity Securities

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization, and third-party bond insurance as applicable. As of March 31, 2011, none of the Bank's held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell the investments nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

MBS Issued by GSEs. For MBS issued by GSEs, the Bank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2011, all of the gross unrealized losses on such MBS are temporary. The Bank does not believe that the declines in market value of these securities are attributable to credit quality, and because the Bank does not intend to sell the investments, nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis. Accordingly, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2011.

Private-Label Commercial MBS. Based upon the Bank's assessment of the creditworthiness of the issuers of private-label commercial MBS, the credit ratings assigned by the NRSROs, the performance of the underlying loans, and the credit support provided by the subordinate securities, the Bank expects that its holdings of private-label commercial MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, since the Bank does not believe that the declines in market value of these securities are attributable to credit quality, the Bank does not intend to sell the investments, nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider any of these investments to be other-than-temporarily impaired at March 31, 2011.

Private-Label Residential MBS and Home Equity Loan Investments. The Bank invested in private-label residential MBS, which as of the date of purchase were all rated triple-A. Each private-label residential MBS may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization and excess interest, and third-party bond insurance.

To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all Federal Home Loan Banks (FHLBanks), the FHLBanks enhanced their overall other-than-temporary impairment process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. The Bank uses the FHLBanks' common framework and approved assumptions for purposes of its other-than-temporary impairment cash-flow analysis on its private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, the Bank has used alternative procedures to assess these securities for other-than-temporary impairment. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

In performing a detailed cash-flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, the Bank uses the effective interest rate derived from a variable-rate index such as, one-month London Interbank Offered Rate (LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

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

Specifically, the Bank has contracted with the FHLBank of San Francisco to perform cash-flow analyses for its residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for its subprime private-label MBS. The following table summarizes the analyses of the FHLBanks contracted to perform cash-flow analysis for the Bank (dollars in thousands).

	As of March 31, 2011
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	173	$2,703,164	$2,187,154	$1,655,063	$1,699,211
FHLBank of Chicago	16	$24,675	$24,033	$23,672	$19,216
Bank's own cash-flow projections	13	$89,942	$74,268	$56,978	$52,198

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of the Bank's private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing-price forecast as of March 31, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0 percent to 2.8 percent in the first year, 0.0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

The Bank does not intend to sell these securities and believes it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. The Bank recorded other-than-temporary impairment credit losses of $30.6 million for the three months ended March 31, 2011. For held-to-maturity securities, the portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended March 31, 2011, the Bank accreted $48.0 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the three months ended March 31, 2011, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $28.8 million for the three months ended March 31, 2011.

For those securities for which an other-than-temporary impairment was determined to have occurred during the quarter ended

March 31, 2011 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (1)
2006	$19,867	10.3%	10.3%	40.9%	40.9%	43.3%	43.3%	3.1%	3.1%

Alt-A (1)
2007	$422,838	6.6%	3.7 - 11.0	80.2%	49.4 - 87.4	57.0%	47.4 - 60.5	8.0%	0.0 - 46.3
2006	915,143	6.8	3.8 - 9.9	77.7	64.4 - 89.7	56.7	47.3 - 61.3	19.3	0.0 - 45.2
2005	343,069	9.2	6.9 - 12.8	56.7	34.3 - 75.2	49.6	37.6 - 59.6	18.2	1.5 - 47.8
Total	$1,681,050	7.2%	3.7 - 12.8	74.0%	34.3 - 89.7	55.3%	37.6 - 61.3	16.2%	0.0 - 47.8

ABS backed by home equity loans
Subprime (1)
2004 and prior	$1,075	12.3%	12.3%	52.4%	52.4%	94.7%	94.7%	—%	—%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (monoline insurers). The FHLBanks performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guarantee Insurance Corp., and Ambac Assurance Corp. (Ambac), are not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. For the remaining monoline insurer, MBIA Insurance Corp. (MBIA), the burnout period as of March 31, 2011, is three months, ending in June 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit losses at March 31, 2011.

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized in the three months ending March 31, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	March 31, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$68,811	$61,091	$44,063	$50,857
Private-label residential MBS – Alt-A	1,632,106	1,183,663	811,008	902,538
ABS backed by home equity loans – Subprime	1,075	724	503	602
Total other-than-temporarily impaired securities	$1,701,992	$1,245,478	$855,574	$953,997

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2011, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	March 31, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$84,097	$76,211	$53,241	$60,917
Private-label residential MBS – Alt-A	2,143,766	1,620,764	1,094,489	1,212,741
ABS backed by home equity loans – Subprime	2,629	1,948	1,451	1,674
Total other-than-temporarily impaired securities	$2,230,492	$1,698,923	$1,149,181	$1,275,332

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized for the three months ended March 31, 2011, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended March 31, 2011
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified from Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Private-label residential MBS – Prime	$—	$(515)	$(515)
Private-label residential MBS – Alt-A	(6,787)	(23,217)	(30,004)
ABS backed by home equity loans – Subprime	—	(65)	(65)
Total other-than-temporarily impaired securities	$(6,787)	$(23,797)	$(30,584)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of other-than-temporary impairment charges were recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$523,881	$471,094
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	2	39
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	30,582	22,784
Reductions:
Securities matured during the period	(13,444)	(2,174)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(842)	—
Balance at end of period	$540,179	$491,743
_______________________
(1)    For the three months ended March 31, 2011 and 2010, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2011 and 2010.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$(621,528)	$(929,508)
Amounts reclassified from (to) accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(5,026)	(16,944)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	28,823	19,220
Net amount of impairment losses reclassified from accumulated other comprehensive loss	23,797	2,276
Accretion of noncredit portion of impairment losses on held-to-maturity securities	47,989	77,532
Balance at end of period	$(549,742)	$(849,700)

Note 7 — Advances

General Terms. At both March 31, 2011, and December 31, 2010, the Bank had advances outstanding, including AHP advances at interest rates ranging from 0.00 percent to 8.37 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances and certain structured advances.

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$19,475	0.51%	$3,816	0.52%
Due in one year or less	7,950,603	1.37	9,925,269	1.43
Due after one year through two years	3,677,727	3.14	3,141,974	3.43
Due after two years through three years	5,580,657	2.18	6,176,646	2.26
Due after three years through four years	2,320,737	3.29	2,205,918	3.40
Due after four years through five years	1,742,827	3.13	1,664,257	3.18
Thereafter	4,101,798	3.99	4,278,296	4.00
Total par value	25,393,824	2.52%	27,396,176	2.51%
Premiums	30,648		33,447
Discounts	(24,747)		(25,657)
Hedging adjustments	539,072		630,983
Total	$25,938,797		$28,034,949

The Bank offers callable advances that provide members with the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2011, and December 31, 2010, the Bank had callable advances outstanding totaling $6.5 million and $11.5 million, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	March 31, 2011		December 31, 2010
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$19,475	0.1%	$3,816	0.0%
Due in one year or less	7,954,603	31.3	9,925,269	36.2
Due after one year through two years	3,680,227	14.5	3,153,474	11.5
Due after two years through three years	5,576,657	22.0	6,176,646	22.6
Due after three years through four years	2,318,237	9.1	2,199,418	8.0
Due after four years through five years	1,742,827	6.9	1,664,257	6.1
Thereafter	4,101,798	16.1	4,273,296	15.6
Total par value	$25,393,824	100.0%	$27,396,176	100.0%

The Bank also offers putable advances that provide the Bank with the right to put the fixed-rate advance to the member (and thereby extinguish the advance) on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at then-current Bank rates. Generally, such put options are exercised when interest rates increase. At March 31, 2011, and December 31, 2010, the Bank had putable advances outstanding totaling $6.3 billion and $6.8 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	March 31, 2011		December 31, 2010
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$19,475	0.1%	$3,816	0.0%
Due in one year or less	13,251,928	52.2	15,478,394	56.5
Due after one year through two years	2,714,927	10.7	2,358,424	8.6
Due after two years through three years	5,140,407	20.2	5,381,346	19.6
Due after three years through four years	1,792,487	7.0	1,666,918	6.1
Due after four years through five years	1,413,327	5.6	1,335,007	4.9
Thereafter	1,061,273	4.2	1,172,271	4.3
Total par value	$25,393,824	100.0%	$27,396,176	100.0%

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	March 31, 2011	December 31, 2010
Par value of advances
Fixed-rate	$20,995,069	$23,024,360
Variable-rate	4,398,755	4,371,816
Total par value	$25,393,824	$27,396,176

At both March 31, 2011, and December 31, 2010, 45.9 percent of the Bank's fixed-rate advances were swapped to a floating rate and 2.7 percent and 0.6 percent, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.
The Bank's potential credit risk from advances is principally concentrated in commercial banks, savings institutions, and credit unions. At March 31, 2011, and December 31, 2010, the Bank had $7.4 billion and $8.8 billion, respectively, of advances outstanding that were greater than or equal to $1.0 billion per borrower. These advances were made to three members at both March 31, 2011, and December 31, 2010, representing 29.3 percent and 32.2 percent, respectively, of total advances outstanding.
The Bank lends to its members and state and local housing authorities (housing associates) chartered within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (the

FHLBank Act). The FHLBank Act generally requires the Bank to hold, or have access to, collateral to secure the Bank's advances. While the Bank has never experienced a credit loss on an advance to a borrower, weakening economic conditions, severe credit market conditions, along with the expanded statutory collateral rules for community financial institutions (CFIs) and the incremental risk inherent in lending to housing associates, insurance companies, and community development financial institutions, provide the potential for additional credit risk for the Bank. The Bank has policies and procedures in place to manage credit risk including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the borrower's financial condition. Based on the collateral pledged as security for advances, management's credit analysis of the borrower's financial condition, and credit extension and collateral policies, the Bank does not expect any losses on advances and expects to collect all amounts due according to the contractual terms of the advances. Therefore, the Bank has not provided any allowance for losses on advances. For information related to the Bank's credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Note 8 — Mortgage Loans Held for Portfolio

The Bank invests in fixed-rate single-family mortgages through the Mortgage Partnership Finance® (MPF®) program. These investments in mortgage loans are guaranteed or insured by federal agencies or are credit-enhanced by participating financial institutions. All such mortgage loans are held for portfolio. These investments in mortgage loans are originated, and credit-enhanced by the originating institution. The majority of these loans are serviced by the originating institution. A portion of these loans are sold servicing released by the participating financial institution and serviced by a third party servicer.

The following table presents certain characteristics of the mortgage loans in which the Bank invests (dollars in thousands):

	March 31, 2011	December 31, 2010
Real estate
Fixed-rate 15-year single-family mortgages	$703,274	$718,333
Fixed-rate 20- and 30-year single-family mortgages	2,447,638	2,513,030
Premiums	30,867	31,235
Discounts	(6,883)	(7,344)
Deferred derivative gains and losses, net	(717)	(647)
Total mortgage loans held for portfolio	3,174,179	3,254,607
Less: allowance for credit losses	(8,696)	(8,653)
Total mortgage loans, net of allowance for credit losses	$3,165,483	$3,245,954

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2011	December 31, 2010
Conventional mortgage loans	$2,832,657	$2,908,587
Government-insured or -guaranteed mortgage loans	318,255	322,776
Total par value	$3,150,912	$3,231,363

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses see Note 9 — Allowance for Credit Losses.

® “MPF Xtra” is a trademark and “Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.

Note 9 — Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products; conventional mortgage loans held for portfolio, government-insured or -guaranteed mortgage loans held for portfolio, securities purchased under agreements to resell, and federal funds sold.
Allowance for Credit Losses Policy
An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the Bank's portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.
Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for 1) advances, letters of credit, and other extensions of credit to members, collectively referred to as credit products, 2) government-guaranteed or -insured mortgage loans held for portfolio, 3) conventional mortgage loans held for portfolio, 4) securities purchased under agreements to resell, and 5) federal funds sold.
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
Nonaccrual Loans. The Bank places conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. The Bank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. Government-insured and -guaranteed loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee of the loan and (2) the contractual obligation of the loan servicer.
Charge-Off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the Bank determines that the recorded investment in the loan is not likely to be recovered.
Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral pledged to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank requires all borrowers that pledge securities collateral to place physical possession of such securities collateral with the Bank's safekeeping agent or the borrower's securities corporation, subject to a control agreement giving the Bank appropriate control over such collateral. In addition, CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank's capital stock owned by members is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management believes these policies effectively manage the Bank's respective credit risk from credit products.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2011, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of its outstanding extensions of credit. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts or haircuts.

The Bank continues to evaluate and make changes to its collateral guidelines, as the Bank believes necessary, based on current market conditions. At March 31, 2011, and December 31, 2010, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three months ended March 31, 2011 and 2010.

Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, the Bank has not recorded any allowance for credit losses on credit products at March 31, 2011, and December 31, 2010. At March 31, 2011, and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on the Bank's off-balance-sheet credit exposure.

Mortgage Loans - Government-insured or -guaranteed

The Bank invests in government-insured or -guaranteed fixed-rate mortgage loans secured by one- to four-family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or by the U.S. Department of Housing and Urban Development. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicers fail to pay for losses not covered by the applicable government agency. Based on the Bank's assessment of its servicers for these loans, there is no allowance for credit losses for the government-insured and-guaranteed mortgage loans portfolio as of March 31, 2011, and December 31, 2010. In addition, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.

Mortgage Loans - Conventional

The allowance for conventional mortgage loans is determined by analysis that includes consideration of various data including past performance, current performance, loan portfolio characteristics, collateral-related characteristics, the state of the housing industry, and prevailing economic conditions. The measurement of the allowance for loan losses may consist of (1) reviewing all residential mortgage loans as pool loans based on individual master commitments; (2) reviewing specifically identified collateral-dependent loans for impairment; (3) reviewing homogeneous pools of residential mortgage loans; and/or (4) estimating credit losses in the remaining portfolio.

The Bank's allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans (which may include primary or supplemental mortgage insurance) under the MPF program. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the Bank's allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancement fees. The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage-loan-interest income. The Bank incurred credit enhancement fees of $794,000 and $877,000 for the three months ended March 31, 2011 and 2010, respectively.

For conventional mortgage loans, credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to the first-loss account. The aggregated amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's credit enhancement amount, then to the Bank after the member's credit enhancement amount has been exhausted. At March 31, 2011, and December 31, 2010, the amount of first-loss account remaining for losses was $27.3 million and $27.8 million, respectively. For certain MPF products, the Bank's losses incurred under the first-loss account can be mitigated by withholding future performance credit enhancement fees that would otherwise be payable to the participating financial institutions.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan pool specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates the credit enhancements of the MPF program. Migration analysis is a methodology for estimating, through the Bank's experience over a historical period, the rate of loss incurred on pools of similar loans. The Bank applies migration analysis to loans based on its experience with loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due, as well as to loans 60 or more days past due following receipt of notice of filing from the bankruptcy court. The Bank then estimates the dollar amount of loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statement of condition date.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans (typically impaired mortgage loans that are considered collateral dependent), may be specifically identified for purposes of calculating the allowance for credit losses.
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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. As of March 31, 2011, and December 31, 2010, the Bank determined that an allowance for credit losses should be established for credit losses on its conventional mortgage loans. The following table presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2011 and 2010, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2011 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is not net of any valuation allowance.

	For the Three Months Ended March 31,
	2011	2010
Allowance for credit losses
Balance at beginning of period	$8,653	$2,100
Charge-offs	(8)	(31)
Provision for credit losses	51	431
Balance at end of period	$8,696	$2,500
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	$8,696
Recorded investment, end of period (1)
Individually evaluated for impairment	$—
Collectively evaluated for impairment	$2,867,966
_________________________
(1)     Excludes government-guaranteed or -insured loans.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes the Bank's key credit quality indicators for mortgage loans at March 31, 2011, and December 31, 2010 (dollars in thousands):

	March 31, 2011
	Conventional Mortgage Loans	Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$36,288	$13,456	$49,744
Past due 60-89 days delinquent	11,730	5,621	17,351
Past due 90 days or more delinquent	52,256	19,675	71,931
Total past due	100,274	38,752	139,026
Total current loans	2,767,692	285,805	3,053,497
Total mortgage loans	$2,867,966	$324,557	$3,192,523
Other delinquency statistics
In process of foreclosure, included above (1)	$30,501	$7,827	$38,328
Serious delinquency rate (2)	1.86%	6.10%	2.29%
Past due 90 days or more still accruing interest	$—	$19,675	$19,675
Loans on nonaccrual status (3)	$52,256	$—	$52,256
Troubled debt restructurings	$245	$—	$245
_______________________
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
(3)     Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2010
	Conventional Mortgage Loans	Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$42,624	$15,924	$58,548
Past due 60-89 days delinquent	16,336	6,661	22,997
Past due 90 days or more delinquent	54,935	20,322	75,257
Total past due	113,895	42,907	156,802
Total current loans	2,829,988	286,298	3,116,286
Total mortgage loans	$2,943,883	$329,205	$3,273,088
Other delinquency statistics
In process of foreclosure, included above (1)	$31,456	$7,731	$39,187
Serious delinquency rate (2)	1.89%	6.17%	2.32%
Past due 90 days or more still accruing interest	$—	$20,322	$20,322
Loans on nonaccrual status (3)	$54,935	$—	$54,935
Troubled debt restructurings	$238	$—	$238
_______________________
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

Real Estate Owned Assets.
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
At March 31, 2011, and December 31, 2010, the Bank had $6.2 million and $6.5 million, respectively, in assets classified as REO. During the three months ended March 31, 2011 and 2010, the Bank sold REO assets with a recorded carrying value of $2.7 million and $2.1 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $146,000 and $69,000 on the sale of REO assets during the three months ended March 31, 2011 and 2010, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

These investments are generally short-term (primarily overnight) and the recorded balance approximates fair value. The Bank invests in federal funds sold with highly rated counterparties and are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of March 31, 2011, and December 31, 2010, were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to highly rated counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at March 31, 2011, and December 31, 2010.

Purchases, Sales, and Reclassifications

During the three months ended March 31, 2011, there were no significant purchases or sales of financing receivables. Furthermore, there were no reclassifications of financing receivables to held for sale during the period.

Note 10 — Derivatives and Hedging Activities
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

Derivatives are typically executed at the same time as the hedged items, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation (CO) that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

For both fair-value and cash-flow hedges, any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative differ from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

Accounting for Nonqualifying Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank's risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

Accrued Interest Receivable and Payable. The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, deposits, or other financial instruments. The differential between accrual of interest receivable and payable on intermediated derivatives for members and other economic hedges is recognized in other income (loss), along with changes in fair value of these derivatives, as net gains (losses) on derivatives and hedging activities.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of March 31, 2011, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.
Credit Risk. The table below presents credit risk exposure on derivative instruments, excluding instances where a counterparty's pledged cash collateral to the Bank exceeds the Bank's net position (dollars in thousands).

	March 31, 2011	December 31, 2010
Total net exposure at fair value(1)	$19,001	$17,098
Cash collateral held	6,631	2,280
Net exposure after collateral	$12,370	$14,818
_______________________
(1)  Includes net accrued interest receivable of $3.3 million and $2.2 million at March 31, 2011, and December 31, 2010, respectively.

Certain of the Bank's derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a major credit-rating agency, the Bank would be required to deliver additional collateral on derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2011, was $624.9 million for which the Bank has posted collateral with a post-haircut value of $321.4 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $237.7 million of post-haircut-valued collateral to its derivatives counterparties at March 31, 2011. However, the Bank's credit rating has not changed during the previous 12 months.

The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by Standard & Poor's Rating Services (S&P) and Moody's Investor Services (Moody's) at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 — Consolidated Obligations for additional information. Note 18 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.
Financial Statement Impact and Additional Financial Information. Net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2011 and 2010, were as follows (dollars in thousands).

	For the Three Months Ended March 31,
	2011	2010
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$732	$922
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,027	(3,891)
Interest-rate caps or floors	(11)	(13)
Mortgage-delivery commitments	73	150
Total net gains (losses) related to derivatives not designated as hedging instruments	1,089	(3,754)

Net gains (losses) on derivatives and hedging activities	$1,821	$(2,832)
The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on the Bank's net interest income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended March 31, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$92,266	$(91,911)	$355	$(77,263)
Investments	22,666	(22,248)	418	(12,188)
Deposits	(408)	408	—	394
COs - bonds	(41,327)	41,286	(41)	42,676
	$73,197	$(72,465)	$732	$(46,381)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Three Months Ended March 31, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$14,322	$(14,102)	$220	$(110,160)
Investments	(3,444)	3,714	270	(12,938)
Deposits	113	(113)	—	396
COs - bonds	32,762	(32,411)	351	60,656
COs - discount notes	(67)	148	81	75
	$43,686	$(42,764)	$922	$(61,971)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

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

The following table presents the fair value of derivative instruments as of March 31, 2011 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$21,535,887	$232,937	$(829,546)
Derivatives not designated as hedging instruments
Interest-rate swaps	297,250	—	(9,321)
Interest-rate caps or floors	16,500	130	(110)
Mortgage-delivery commitments (1)	11,610	50	(10)
Total derivatives not designated as hedging instruments	325,360	180	(9,441)
Total notional amount of derivatives	$21,861,247
Total derivatives before netting and collateral adjustments		233,117	(838,987)
Netting adjustments (2)		(214,116)	214,116
Cash collateral and related accrued interest		(6,631)	—
Derivative assets and derivative liabilities		$12,370	$(624,871)
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

Note 11 — Deposits

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
Deposits at March 31, 2011, and December 31, 2010, include hedging adjustments of $4.4 million and $4.7 million, respectively.
The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	March 31, 2011	December 31, 2010
Interest bearing
Demand and overnight	$762,363	$677,568
Term	28,633	28,882
Other	3,420	4,772
Non-interest bearing
Other	16,113	34,299
Total deposits	$810,529	$745,521

Note 12 — Consolidated Obligations
COs consist of CO bonds and CO discount notes. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
The following is a summary of the Bank's participation in CO bonds outstanding at March 31, 2011, and December 31, 2010, by year of contractual maturity (dollars in thousands):

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$12,301,050	0.90%	$12,400,350	1.13%
Due after one year through two years	7,799,880	2.09	7,873,080	1.90
Due after two years through three years	5,624,800	2.31	6,063,750	2.31
Due after three years through four years	2,331,795	2.93	2,323,845	2.48
Due after four years through five years	2,011,000	2.78	2,434,000	2.94
Thereafter	3,686,700	4.03	3,705,700	4.01
Total par value	33,755,225	2.00%	34,800,725	2.03%
Premiums	147,516		146,434
Discounts	(34,268)		(37,363)
Hedging adjustments	151,668		192,954
Total	$34,020,141		$35,102,750

The Bank's CO bonds outstanding at March 31, 2011, and December 31, 2010, included (dollars in thousands):

	March 31, 2011	December 31, 2010
Par value of CO bonds
Noncallable and non-putable	$28,731,225	$29,556,725
Callable	5,024,000	5,244,000
Total par value	$33,755,225	$34,800,725

The following is a summary of the Bank's participation in CO bonds outstanding at March 31, 2011, and December 31, 2010, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Due in one year or less	$16,842,050	$17,161,350
Due after one year through two years	7,279,880	7,303,080
Due after two years through three years	4,451,800	5,355,750
Due after three years through four years	1,921,795	1,528,845
Due after four years through five years	1,301,000	1,559,000
Thereafter	1,958,700	1,892,700
Total par value	$33,755,225	$34,800,725

The following table details CO bonds by interest-rate-payment type at March 31, 2011, and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Par value of CO bonds
Fixed-rate	$25,950,225	$26,980,725
Simple variable-rate	6,600,000	6,600,000
Step-up	1,205,000	1,220,000
Total par value	$33,755,225	$34,800,725

At March 31, 2011, and December 31, 2010, 40.4 percent and 42.5 percent of the Bank's fixed-rate CO bonds were swapped to a floating rate.

Consolidated Obligation Discount Notes. The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2011	$16,492,730	$16,494,021	0.08%
December 31, 2010	$18,524,841	$18,526,985	0.11%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity.

Note 13 — Affordable Housing Program
The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $95.0 million and $95.3 million at March 31, 2011, and December 31, 2010, respectively.
The following table is an analysis of the AHP liability for the three months ended March 31, 2011, and year ended December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance at beginning of period	$23,138	$23,994
AHP expense for the period	2,584	11,843
AHP direct grant disbursements	(1,930)	(10,125)
AHP subsidy for below-market-rate advance disbursements	(249)	(2,895)
Return of previously disbursed grants and subsidies	152	321
Balance at end of period	$23,695	$23,138

Note 14 — Capital

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

The following tables demonstrate the Bank's compliance with its regulatory capital requirements at March 31, 2011, and December 31, 2010 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2011	December 31, 2010

Permanent capital
Class B capital stock	$3,646,009	$3,664,425
Mandatorily redeemable capital stock	106,608	90,077
Retained earnings	269,544	249,191
Total permanent capital	$4,022,161	$4,003,693
Risk-based capital requirement
Credit-risk capital (1)	$662,460	$636,913
Market-risk capital (2)	259,742	113,226
Operations-risk capital	276,660	225,042
Total risk-based capital requirement	$1,198,862	$975,181
Excess of risk-based capital requirement	$2,823,299	$3,028,512
_______________________
(1)    The Bank's credit-risk-based capital requirement, as defined by the Finance Agency's risk-based capital rules whereby assets are assigned risk-adjusted weightings based on asset type and, for advances and nonmortgage assets, tenor or final maturity of the asset, increased by $25.5 million primarily due to downgrades of the credit ratings of private-label MBS from December 31, 2010, to March 31, 2011.

(2)    The Bank's market-risk based capital requirement increased by $146.5 million from December 31, 2010 to March 31, 2011. The increase resulted from significant increases in intermediate and long-term swap yields and significant increases in intermediate and long-term yields in the Bank's funding curve during the quarter ended March 31, 2011. The Bank believes that the increases causing the increase in the market-risk based capital requirement are a result of changing market expectations regarding interest rates over intermediate and long-term horizons due to inflation concerns.

	March 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$1,198,862	$4,022,161	$975,181	$4,003,693
Total regulatory capital	$2,223,828	$4,022,161	$2,345,892	$4,003,693
Total capital-to-asset ratio	4.0%	7.2%	4.0%	6.8%

Leverage Ratio
Leverage capital	$2,779,785	$6,033,242	$2,932,365	$6,005,540
Leverage capital-to-assets ratio	5.0%	10.9%	5.0%	10.2%

Note 15 — Employee Retirement Plans

Qualified Defined Benefit Multi-Employer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $924,000 and $1.2 million for the three months ended March 31, 2011, and 2010, respectively.
Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions charged to compensation and benefit expense were $217,000 and $209,000 in the three months ended March 31, 2011 and 2010, respectively.
Nonqualified Defined Contribution Plan. The Bank also maintains the Thrift Benefit Equalization Plan (Thrift BEP), a

nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank's contributions to this plan totaled $41,000 and $8,000 in the three months ended March 31, 2011 and 2010, respectively. The Bank's obligation from this plan, was $3.2 million and $2.9 million at March 31, 2011, and December 31, 2010, respectively.
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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, the Bank recorded the following amounts as of March 31, 2011, and December 31, 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Change in benefit obligation (1)
Benefit obligation at beginning of year	$3,859	$5,090	$499	$458
Service cost	54	205	7	24
Interest cost	53	221	7	25
Actuarial (gain) loss	—	(293)	—	9
Benefits paid	—	(1,364)	—	(17)
Benefit obligation at end of period	3,966	3,859	513	499
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	1,364	—	17
Benefits paid	—	(1,364)	—	(17)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(3,966)	$(3,859)	$(513)	$(499)
______________________
(1)          Represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$54	$68	$7	$9
Interest cost	53	72	7	7
Amortization of prior service cost	—	(4)	—	—
Amortization of net actuarial loss	24	48	1	—
Net periodic benefit cost	$131	$184	$15	$16

Note 16 — Segment Information

In the first quarter of 2011, the Bank began reporting on an enterprise-wide basis rather than providing separate segment information for the MPF program. The enterprise-wide method of evaluating the Bank's financial information reflects the manner in which the chief operating decision maker manages the business. Accordingly, the Bank will no longer present separate Mortgage Loan Finance segment information.

Note 17 — Fair Values

The carrying values and fair values of the Bank’s financial instruments at March 31, 2011, and December 31, 2010, were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$390,656	$390,656	$6,151	$6,151
Interest-bearing deposits	202	202	155	155
Securities purchased under agreements to resell	250,000	250,000	2,175,000	2,174,965
Federal funds sold	7,135,000	7,134,954	5,585,000	5,584,920
Trading securities	5,611,733	5,611,733	5,579,741	5,579,741
Available-for-sale securities	6,293,246	6,293,246	7,335,035	7,335,035
Held-to-maturity securities	6,617,420	6,731,104	6,459,544	6,564,181
Advances	25,938,797	26,194,097	28,034,949	28,334,306
Mortgage loans, net	3,165,483	3,306,380	3,245,954	3,406,467
Accrued interest receivable	125,815	125,815	145,177	145,177
Derivative assets	12,370	12,370	14,818	14,818
Liabilities:
Deposits	(810,529)	(810,311)	(745,521)	(745,276)
Consolidated obligations:
Bonds	(34,020,141)	(34,380,125)	(35,102,750)	(35,519,770)
Discount notes	(16,492,730)	(16,492,923)	(18,524,841)	(18,525,104)
Mandatorily redeemable capital stock	(106,608)	(106,608)	(90,077)	(90,077)
Accrued interest payable	(159,262)	(159,262)	(141,141)	(141,141)
Derivative liabilities	(624,871)	(624,871)	(729,220)	(729,220)
Other:
Commitments to extend credit for advances	—	(1,301)	—	(1,756)
Standby bond-purchase agreements	—	6,078	—	4,556
Standby letters of credit	(671)	(671)	(891)	(891)

Fair-Value Methodologies and Techniques

The fair-value amounts above have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2011, and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. For investment securities other than HFA obligations, the Bank requests prices from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets.

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
Real Estate Owned. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, the Bank recognizes a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.
Accrued Interest Receivable and Payable. The fair value is the recorded book value.

Derivative Assets/Liabilities – Interest-Rate-Exchange Agreements. The Bank bases the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received from or delivered to the counterparty, where an offset right exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank.

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

Level 1                     Defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The types of assets and liabilities carried at Level 1 fair value generally include certain types of derivative contracts that are traded in an open exchange market and investments such as U.S. Department of the Treasury (U.S. Treasury) securities.

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

Fair Value Measured on a Recurring Basis

The following tables present the Bank's assets and liabilities that are measured at fair value on the statement of condition at March 31, 2011, and December 31, 2010, by fair-value hierarchy level (dollars in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$5,354,930	$—	$—	$5,354,930
U.S. government-guaranteed - residential MBS	—	20,692	—	—	20,692
Government-sponsored enterprises - residential MBS	—	7,973	—	—	7,973
Government-sponsored enterprises - commercial MBS	—	228,138	—	—	228,138
Total trading securities	—	5,611,733	—	—	5,611,733
Available-for-sale securities:
Supranational banks	—	397,561	—	—	397,561
Corporate bonds	—	568,894	—	—	568,894
U.S. government-owned corporations	—	236,752	—	—	236,752
Government-sponsored enterprises	—	3,220,986	—	—	3,220,986
U.S. government guaranteed - residential MBS	—	159,597	—	—	159,597
Government-sponsored enterprises - residential MBS	—	1,458,777	—	—	1,458,777
Government-sponsored enterprises - commercial MBS	—	250,679	—	—	250,679
Total available-for-sale securities	—	6,293,246	—	—	6,293,246
Derivative assets:
Interest-rate-exchange agreements	—	233,067	—	(220,747)	12,320
Mortgage delivery commitments	—	50	—	—	50
Total derivative assets	—	233,117	—	(220,747)	12,370
Total assets at fair value	$—	$12,138,096	$—	$(220,747)	$11,917,349
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(838,977)	$—	$214,116	$(624,861)
Mortgage delivery commitments	—	(10)	—	—	(10)
Total derivative liabilities	—	(838,987)	—	214,116	(624,871)
Total liabilities at fair value	$—	$(838,987)	$—	$214,116	$(624,871)
_______________________
(1)         Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of March 31, 2011, totaled $6.6 million.

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

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels during the three months ended March 31, 2011.

Fair Value on a Nonrecurring Basis

The Bank measures certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present the fair value of financial assets by level within the fair value hierarchy which are recorded on a nonrecurring basis at March 31, 2011, and December 31, 2010 (dollars in thousands).

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,925	$119,925
REO	—	—	1,282	1,282

Total nonrecurring assets at fair value	$—	$—	$121,207	$121,207

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,433	$119,433
REO	—	—	1,071	1,071

Total nonrecurring assets at fair value	$—	$—	$120,504	$120,504

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

Investment Securities. For the Bank's investment securities carried at fair value the Bank's valuation technique incorporates prices from up to four designated third-party pricing vendors when available, consistent with the method agreed upon by the FHLBanks. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its investment securities using a formula that is based upon the number of prices received.

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2011, vendor prices were received for substantially all of the FHLBanks' investment securities and all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of March 31, 2011, fell within Level 3 of the fair-value hierarchy.

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

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The Bank evaluates the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2011, and through the filing of this report, the Bank does not believe that it is reasonably likely to be required to repay the principal or interest on any CO on behalf of another FHLBank.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at March 31, 2011, and December 31, 2010. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable totaled approximately $715.7 billion and $743.0 billion at March 31, 2011, and December 31, 2010, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table shows the Bank's off-balance-sheet commitments as of March 31, 2011, and December 31, 2010 (dollars in thousands):

	March 31, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$832,598	$708,532	$1,541,130	$821,443	$693,309	$1,514,752
Commitments for standby bond purchases	239,000	315,115	554,115	239,000	315,115	554,115
Commitments for unused lines of credit - advances (2)	1,307,510	—	1,307,510	1,335,113	—	1,335,113
Commitments to make additional advances	72,131	55,189	127,320	43,333	63,766	107,099
Commitments to invest in mortgage loans	11,610	—	11,610	28,217	—	28,217
Unsettled CO bonds, at par (3)	46,000	—	46,000	34,500	—	34,500
Unsettled CO discount notes, at par	1,040,000	—	1,040,000	29,400	—	29,400
Unsettled securities purchased under agreements to resell	1,000,000	—	1,000,000	—	—	—
__________________________
(1)     Excludes unconditional commitments to issue standby letters of credit that expire within one year totaling $3.5 million as of March 31, 2011.
(2)     Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.
(3) The Bank had $40.0 million in unsettled CO bonds which were hedged with associated interest-rate swaps at March 31, 2011. No unsettled CO bonds were hedged with associated interest-rate exchange agreements at December 31, 2010.

Commitments to Extend Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate pursuant to which the Bank (for a fee) agrees to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If the Bank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit, including related commitments, range from one month to 20 years, including a final expiration in 2024.

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $671,000 and $891,000 at March 31, 2011, and December 31, 2010, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.
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
Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase and hold the housing authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The standby bond-purchase commitments entered into by the Bank expire between one and three years following the start of the commitment, currently no later than 2013. At March 31, 2011, and December 31, 2010, the Bank had standby bond purchase agreements with two state housing authorities. During the three months ended March 31, 2011, and year ended December 31, 2010, the Bank was not required to purchase any bonds under these agreements.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of March 31, 2011, and December 31, 2010, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $318.6 million and $397.2 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Legal Proceedings. As previously reported, on September 15, 2008, Lehman Brothers Holdings Inc., the parent company of Lehman Brothers Special Financing Inc. (LBSF) and a guarantor of LBSF's obligations, announced it had filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This filing precipitated the termination of the Bank's derivative transactions with LBSF, and in connection with those terminations, the Bank calculated the net amount it owed LBSF to be approximately $14.0 million. After netting against the fair value of collateral that had been pledged to LBSF in connection with those transactions, the Bank made a payment to LBSF of approximately $6.9 million in satisfaction of the net amount due to LBSF.

On October 29, 2010, the Bank received a Derivatives Alternative Dispute Resolution (ADR) Notice from LBSF making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest calculated at a default rate based on LBSF's view of how the settlement amount should have been calculated. LBSF asserts in the notice that interest at such default rate will continue to accrue until the Bank pays LBSF the full amount that LBSF claims it is owed. The Bank believes that it correctly calculated and fully satisfied its obligation to LBSF, and the Bank does not believe that LBSF's demand has any merit. A protocol issued by the bankruptcy court with jurisdiction over this insolvency provides that parties receiving such a Derivatives ADR Notice are subject to mandatory, nonbinding mediation. The Bank intends to vigorously defend its position in this matter. Accordingly, no loss has been accrued based on this matter.

In addition to the foregoing, the Bank is subject to various other pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 19 — Transactions with Related Parties and Other FHLBanks

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock holdings are in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at March 31, 2011, and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$1,084,710	28.9%	$1,084,710	28.9%
RBS Citizens N.A.	515,748	13.7	515,748	13.7
_________________________
(1)    Capital stock outstanding at both March 31, 2011, and December 31, 2010, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of March 31, 2011, and December 31, 2010 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2011
RBS Citizens N.A.	$4,022,385	15.8%	$613	1.0%
Bank of America Rhode Island, N.A.	1,336,395	5.3	6,811	11.4
As of December 31, 2010
RBS Citizens N.A.	$4,132,514	15.1%	$901	1.4%
Bank of America Rhode Island, N.A.	2,586,906	9.4	8,962	13.7

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2011 (dollars in thousands):

	Balance at	For the Three Months Ended March 31, 2011		Balance at
	December 31, 2010	Disbursements to Members	Payments from Members	March 31, 2011
RBS Citizens N.A.	$4,132,514	$250,000	$(360,129)	$4,022,385
Bank of America Rhode Island, N.A.	2,586,906	755	(1,251,266)	1,336,395

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances from the above members during the three months ended March 31, 2011 and 2010, as follows (dollars in thousands):

	For the Three Month Ended March 31,
	2011	2010
Bank of America Rhode Island, N.A.	$4,780	$5,157
RBS Citizens N.A.	3,970	7,225

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at March 31, 2011, and December 31, 2010 (dollars in thousands):

			March 31, 2011		December 31, 2010
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,203,105	5.5%	$1,377,805	5.8%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	149,300	0.7	149,300	0.6
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

Interest expense on borrowings from other FHLBanks for the three months ended March 31, 2011, and 2010 is shown in the following table, by FHLBank (dollars in thousands):

	For the Three Months Ended March 31,
Interest Expense on Borrowings from Other FHLBanks	2011	2010
FHLBank of Cincinnati	1	1
FHLBank of San Francisco	—	1
FHLBank of Topeka	1	—
Total	$2	$2

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans in which the Bank invested after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $278,000 and $264,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2011, and 2010, respectively, which has been recorded in the statement of operations as other expense.

Note 20 — Subsequent Events

On April 21, 2011, the board of directors approved payment of a cash dividend at an annualized rate of 0.31 percent based on capital stock balances outstanding during the first quarter of 2011. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $2.9 million and was paid on May 3, 2011.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” including, but not limited to, the Bank's ability to achieve its retained earnings target in the projected time horizons. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” "expects," "plans," "intends," "may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors of the 2010 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report, and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank's interim financial statements and notes, which begin on page 3, and the 2010 Annual Report.

EXECUTIVE SUMMARY

The Bank recognized net income of $23.1 million for the three months ended March 31, 2011, versus $22.9 million for the same period in 2010. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $30.6 million for the three months ended March 31, 2011, compared with a credit loss of $22.8 million for the comparable period of 2010. Additionally:

•	retained earnings increased from $249.2 million at December 31, 2010, to $269.5 million at March 31, 2011;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $621.5 million at December 31, 2010, to an accumulated deficit of $549.7 million at March 31, 2011; and

•	the Bank continues to be in compliance with all regulatory capital requirements.

Based on the continuing improvement in the Bank's financial condition, on April 21, 2011, the Bank's board of directors declared a cash dividend that was the equivalent to an annual yield of 0.31 percent. In declaring the dividend, the board re-affirmed its expectation that the Bank would pay quarterly dividends throughout the remainder of 2011 but that dividends were likely to be modest. Additionally, the board noted that an adverse event or trend, such as a negative trend in credit losses on the Bank's private label MBS or mortgage loan portfolio or a meaningful decline in income could cause the quarterly dividend to be suspended.

Notwithstanding the improvements in the Bank's financial condition, the Bank still faces challenges, the foremost of which arises from its investments in private-label MBS. Although the amortized cost of the Bank's total investments in private-label MBS has fallen to $2.3 billion at March 31, 2011, compared with $4.0 billion at December 31, 2008, the date on which the Bank first incurred credit losses from that portfolio, additional losses from that portfolio are possible. Accordingly, the Bank has taken various steps throughout the period covered by this report as part of its effort to protect members' capital and restore profitability in accordance with the Bank's strategic business plan. These steps include:

•	maintaining the Bank's retained earnings target at $925.0 million;

•	continuing the Bank's moratorium on excess stock repurchases; and

•
amending of the Bank's capital plan effective January 22, 2011, which, among other things, allows members to satisfy certain activity-based stock-investment requirements using stock from the Bank's available excess stock pool ($250.0 million as of March 31, 2011) and gives the Bank authority to issue Class A capital stock, par value $100, although the Bank has not issued and does not plan to issue Class A capital stock at this time.

These amendments to the Bank's capital plan are discussed in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

•    Investments in Private-Label MBS. Management has determined that 86 of its private-label MBS, representing an aggregated par value of $1.7 billion, incurred additional other-than-temporary impairment credit losses of $30.6 million for the quarter ended March 31, 2011. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further drops in housing prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should such moratoriums be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

•    Decline in Advances Balances. The outstanding par balance of advances to members declined from $27.4 billion at December 31, 2010, to $25.4 billion at March 31, 2011. This reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. This reduction in demand for advances has occurred across the Bank's membership including among the Bank's five largest borrowers of advances, as discussed under — Financial Condition — Advances. The Bank's decline in net interest income to $67.0 million for the three months ended March 31, 2011, compared with $68.4 million for the same period in 2010, is primarily the result of the decline in advances balances.

This trend in advances balances is illustrated by the following graph of quarter-end total advances balances:

•
Strong Net Interest Margin. The Bank continues to achieve a favorable net interest margin, which mitigates to some extent the lower demand for advances. Net interest margin for the quarter ended March 31, 2011, was 0.49 percent, a six-basis-point increase from net interest margin for the quarter ended March 31, 2010. The increase was achieved despite the historically low-interest-rate environment due in part to a steeper interest-rate yield curve and continued demand for the FHLBank System's CO debt in the face of shrinking supply. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average terms to maturity were longer than those of corresponding liabilities. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. During the twelve months ended March 31, 2011, the Bank exercised redemption options on $3.7 billion of callable bonds that were not swapped to a synthetic floating rate coupon. However, this activity has declined significantly during the three months ended March 31, 2011. Other factors behind the improvement in net interest margin include an increase in prepayment fee income and an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected.

Additional key developments during the period covered by this report include the following.

•
FHLBanks' Voluntary Capital Initiative. On February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the Agreement) with the other 11 FHLBanks, as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Generally, the Agreement will obligate each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its AHP) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. The FHLBanks' obligation to REFCorp is described in the 2010 Annual Report under Item 1 — Business — Assessments. Depending on the earnings of the FHLBanks, the REFCorp obligation could be satisfied as of the end of the second quarter of 2011. The Bank's total required contribution to the restricted retained earnings account is an amount equal to 1.0 percent of the daily average carrying value of the Bank's outstanding total consolidated obligations (excluding fair-value adjustments) for the calendar quarter. At March 31, 2011, the Bank's total required contribution to the restricted retained earnings account would have been $499.3 million. Amounts in the restricted retained earnings account cannot be used to pay dividends. The Agreement also provides that each FHLBank will submit applications to the Finance Agency to request approval to amend their respective capital plans consistent with the terms of the Agreement. For additional information on the Agreement, see the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Joint Capital Enhancement Agreement. As of the date of this report, the Bank is considering amending its capital plan to incorporate the terms of the Agreement, which if approved by the Finance Agency, would result in conforming amendments to the Agreement, including, among other things, possible revisions to the termination provisions and related provisions affecting restrictions on the separate restricted retained earnings account.

•
Regulatory Developments under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Various regulations have been proposed to implement the Dodd-Frank Act that are likely to impact the Bank's business operations, funding costs, obligations, and/or the environment in which the Bank carries out its housing-finance mission. For example, the Bank expects regulations proposed by the U.S. Commodity Futures Trading Commission (the CFTC) under the Dodd-Frank Act, including such regulations proposed during the period covered by this report, to impact its derivatives activities and result in incremental costs for the Bank in complying with those regulations. For additional information on the Dodd-Frank Act's possible impact on the Bank, see — Legislative and Regulatory Developments.

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

Financial Highlights

The following financial highlights for the statement of condition for December 31, 2010, have been derived from the Bank's audited financial statements. Financial highlights for the quarter-ends have been derived from the Bank's unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION (dollars in thousands)

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Statement of Condition Data at Quarter End
Total assets	$55,595,703	$58,647,301	$62,002,647	$64,706,788	$61,568,720
Investments (1)	25,907,601	27,134,475	28,283,283	25,094,658	22,299,907
Advances	25,938,797	28,034,949	30,205,259	36,015,723	35,174,620
Mortgage loans held for portfolio (2)	3,165,483	3,245,954	3,274,414	3,316,901	3,392,872
Deposits	810,529	745,521	743,909	780,296	664,505
Consolidated obligations
Bonds	34,020,141	35,102,750	39,031,906	38,129,830	37,840,458
Discount notes	16,492,730	18,524,841	17,751,082	21,635,424	19,077,842
Total consolidated obligations	50,512,871	53,627,591	56,782,988	59,765,254	56,918,300
Mandatorily redeemable capital stock	106,608	90,077	86,608	86,618	90,803
Class B capital stock outstanding - putable (3)	3,646,009	3,664,425	3,662,292	3,658,866	3,646,201
Retained earnings	269,544	249,191	225,569	184,231	165,507
Accumulated other comprehensive loss	(571,034)	(638,111)	(712,950)	(806,144)	(926,733)
Total capital	3,344,519	3,275,505	3,174,911	3,036,953	2,884,975
Other Information
Total regulatory capital ratio (4)	7.2%	6.8%	6.4%	6.1%	6.3%
_________________________
(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)          The allowance for credit losses amounted to $8.7 million, $8.7 million, $2.9 million, $2.5 million, and $2.5 million, as of March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, and March 31, 2010, respectively.
(3)          Capital stock is putable at the option of a member.
(4)          Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Liquidity and Capital Resources — Capital regarding the Bank's regulatory capital ratios.

52 Table of Contents SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION (dollars in thousands)

	For the Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Results of Operations
Net interest income	$66,951	$79,483	$75,320	$74,409	$68,371
Provision for credit losses	51	5,813	453	4	431
Net impairment losses on investment securities recognized in income	(30,584)	(25,620)	(5,876)	(30,443)	(22,823)
Other income (loss)	10,492	863	1,219	(4,088)	524
Other expense	15,320	16,761	13,944	14,389	14,470
AHP and REFCorp assessments	8,365	8,530	14,928	6,761	8,270
Net income	23,123	23,622	41,338	18,724	22,901

Other Information
Dividends declared	$2,770	$—	$—	$—	$—
Dividend payout ratio	11.98%	N/A	N/A	N/A	N/A
Weighted average dividend rate (1)	0.30	N/A	N/A	N/A	N/A
Return on average equity (2)	2.83	2.89%	5.30%	2.54%	3.28%
Return on average assets	0.17	0.15	0.26	0.12	0.15
Net interest margin (3)	0.49	0.52	0.48	0.46	0.43
Average equity to average assets	5.98	5.34	4.94	4.56	4.43
___________________________
(1)    Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.
(2)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and retained earnings.
(3)          Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010, the Bank recognized net income of $23.1 million and $22.9 million, respectively. This increase was driven by an $8.4 million realized gain from the sale of available-for-sale securities and a $4.7 million increase in net gains (losses) on derivatives and hedging activities. These gains were offset by a decrease of $1.4 million in net interest income, an increase of $7.8 million in other-than-temporary impairment losses of certain private-label MBS, and a $3.7 million increase in net unrealized losses on trading securities.

Net Interest Income

Net interest income for the three months ended March 31, 2011, was $67.0 million, compared with $68.4 million for the same period in 2010. This decrease was primarily attributable to the decline in average earning assets, which declined by $8.8 billion from $64.1 billion for the three months ended March 31, 2010, to $55.3 billion for the three months ended March 31, 2011. However, the effects of the decline in average earning asset balances were partially offset by an increase in interest spread, which resulted from an increase of seven basis points in the yield on interest earning assets to 1.41 percent, partially offset by an increase of three basis points in the average cost of interest-bearing liabilities to 1.00 percent. Prepayment-fee income recognized during the three months ended March 31, 2011, compared with the same period in 2010, increased by $635,000. Net interest margin for the three months ended March 31, 2011, in comparison with the same period in 2010, increased to 49 basis points from 43 basis points, and net interest spread increased to 41 basis points from 37 basis points for the same period in 2010. Several factors underlying the increase in net interest margin are discussed under — Executive Summary.

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

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$26,885,170	$87,681	1.32%	$36,264,460	$103,502	1.16%
Interest-bearing deposits	203	—	0.53	99	—	0.04
Securities purchased under agreements to resell	1,169,444	540	0.19	850,000	284	0.14
Federal funds sold	5,824,922	2,401	0.17	7,573,644	2,665	0.14
Investment securities(2)	18,220,859	63,527	1.41	16,015,363	61,673	1.56
Mortgage loans	3,208,609	38,334	4.85	3,447,324	43,326	5.10
Other earning assets	556	—	0.17	—	—	—
Total interest-earning assets	55,309,763	192,483	1.41%	64,150,890	211,450	1.34%
Other non-interest-earning assets	497,681			593,290
Fair-value adjustments on investment securities	(453,387)			(821,663)
Total assets	$55,354,057	$192,483	1.41%	$63,922,517	$211,450	1.34%
Liabilities and capital
Consolidated obligations
Discount notes	$15,226,270	$5,139	0.14%	$22,264,827	$5,727	0.10%
Bonds	34,887,862	120,126	1.40	36,886,861	137,259	1.51
Deposits	787,739	129	0.07	657,320	91	0.06
Mandatorily redeemable capital stock	90,864	136	0.61	90,814	—	—
Other borrowings	6,211	2	0.13	11,533	2	0.07
Total interest-bearing liabilities	50,998,946	125,532	1.00%	59,911,355	143,079	0.97%
Other non-interest-bearing liabilities	1,043,589			1,181,565
Total capital	3,311,522			2,829,597
Total liabilities and capital	$55,354,057	$125,532	0.92%	$63,922,517	$143,079	0.91%
Net interest income		$66,951			$68,371
Net interest spread			0.41%			0.37%
Net interest margin			0.49%			0.43%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The decrease in net interest income is principally a result of declines in advances balances, as discussed under Executive Summary. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2011 and 2010. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2011 vs. 2010
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(29,231)	$13,410	$(15,821)
Securities purchased under agreements to resell	127	129	256
Federal funds sold	(676)	412	(264)
Investment securities	8,017	(6,163)	1,854
Mortgage loans	(2,914)	(2,079)	(4,993)
Total interest income	(24,677)	5,709	(18,968)
Interest expense
Consolidated obligations
Discount notes	(2,095)	1,507	(588)
Bonds	(7,205)	(9,928)	(17,133)
Deposits	20	18	38
Mandatorily redeemable capital stock	—	136	136
Other borrowings	(1)	1	—
Total interest expense	(9,281)	(8,266)	(17,547)
Change in net interest income	$(15,396)	$13,975	$(1,421)

The average balance of total advances decreased $9.4 billion, or 25.9 percent, for the three months ended March 31, 2011, compared with the same period in 2010. The trend of decreasing member demand for advances is discussed under Executive Summary. The following table summarizes average balances of advances outstanding during the quarters ending March 31, 2011 and 2010, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	Three Months Ended March 31,
	2011 Average Balance	2010 Average Balance
Fixed-rate advances—par value
Long-term	$10,184,861	$10,720,912
Putable	6,653,120	8,294,941
Short-term	2,752,540	9,931,475
Amortizing	1,697,401	2,083,736
Overnight	592,235	467,947
Expander	10,000	—
Callable	7,000	11,500
	21,897,157	31,510,511

Variable-rate indexed advances—par value
Simple variable	4,362,500	4,024,083
Overnight	12,245	19,129
LIBOR-indexed with declining-rate participation	5,500	5,500
Capped floating rate	778	—
	4,381,023	4,048,712
Total average par value	26,278,180	35,559,223
Net premiums and (discounts)	6,839	(4,212)
Hedging adjustments	600,151	709,449
Total average advances	$26,885,170	$36,264,460

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 32.3 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $17.7 billion for the three months ended March 31, 2011, representing 67.3 percent of the total average balance of advances outstanding during the three months ended March 31, 2011. The average balance of these advances totaled $26.2 billion for the three months ended March 31, 2010, representing 73.7 percent of the total average balance of advances outstanding during the three months ended March 31, 2010.

Prepayment fees related to advances and investment securities are included in net interest income. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments. For the three months ended March 31, 2011 and 2010, net prepayment fees on advances were $1.2 million and $572,000, respectively. For the three months ended March 31, 2011, prepayment fees on investments were $14,000. There were no prepayment fees on investments for the three months ended March 31, 2010. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.4 billion, or 17.0 percent, for the three months ended March 31, 2011, from the average balances for the three months ended March 31, 2010. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances. In 2011, there was an increase of $319.4 million in securities purchased under agreements to resell and a decrease of $1.7 billion in federal funds sold.

Average investment-securities balances increased $2.2 billion or 13.8 percent for the three months ended March 31, 2011,

compared with the same period in 2010. This increase was due to a $4.6 billion increase in average trading securities mainly due to purchases of certificates of deposit. This increase was partially offset by a $1.4 billion decrease in average available-for-sale securities due to a reduction in certificates of deposit offset with purchases in U.S. agency obligations and agency MBS. In addition, average held-to-maturity securities decreased $1.0 billion due to a reduction in held-to-maturity MBS.

Average mortgage loans for the three months ended March 31, 2011, were $238.7 million lower than the average balance for the three months ended March 31, 2010, representing a decrease of 6.9 percent.

The yield on the mortgage-loan portfolio was 4.85 percent and 5.10 percent for the three months ended March 31, 2011 and 2010.

Composition of the Yields on Mortgage Loans (dollars in thousands)

	For the Three Months Ended March 31,
	2011		2010
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$40,361	5.10%	$45,107	5.31%
Premium/discount amortization	(1,233)	(0.15)	(904)	(0.11)
Credit-enhancement fees	(794)	(0.10)	(877)	(0.10)
Total interest income	$38,334	4.85%	$43,326	5.10%
_________________________
(1) Yields are annualized.

Average CO balances decreased $9.0 billion, or 15.3 percent, for the three months ended March 31, 2011, compared with the same period in 2010, resulting from the Bank's reduced funding needs due to the decline in member demand for advances, as discussed under Executive Summary. This overall decline consisted of a decrease of $7.0 billion in CO discount notes and a decrease of $2.0 billion in CO bonds.
Average Consolidated Obligations Outstanding (dollars in thousands)

	For the Three Months Ended March 31,
	2011		2010
	Average Balance	Average Yield (1)	Average Balance	Average Yield (1)
Overnight discount notes	$3,148,971	0.10%	$4,162,140	0.09%
Term discount notes	12,077,299	0.15	18,102,687	0.11
Total discount notes	15,226,270	0.14	22,264,827	0.10
Bonds	34,887,862	1.40	36,886,861	1.51
Total consolidated obligations	$50,114,132	1.01%	$59,151,688	0.98%
_________________________
(1) Yields are annualized.

The average balance of term CO discount notes decreased $6.0 billion and overnight CO discount notes decreased $1.0 billion for the three months ended March 31, 2011. Average balances of CO bonds decreased $2.0 billion from the prior period. The average balance of CO discount notes represented approximately 30.4 percent of total average COs during the three months ended March 31, 2011, as compared with 37.6 percent of total average COs during the three months ended March 31, 2010. The average balance of bonds represented 69.6 percent and 62.4 percent of total average COs outstanding during the three months ended March 31, 2011 and 2010, respectively. The relative increase in the proportion of CO bonds as compared to total COs is due to the net decline in short-term assets, including short-term advances and money market investments, and to the increase in long-term assets, including U.S. agency debentures.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk-management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank's risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities and net unrealized (losses) gains on trading securities for the three months ended March 31, 2011 and 2010 (dollars in thousands).

	For the Three Months Ended March 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$143	$87	$—	$164	$—	$394
Net interest settlements included in net interest income (2)	(77,263)	(12,188)	—	394	42,676	—	(46,381)
Total net interest income	(77,263)	(12,045)	87	394	42,840	—	(45,987)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	355	418	—	—	(41)	—	732
(Losses) gains on derivatives not receiving hedge accounting	(21)	1,037	—	—	—	—	1,016
Other	—	—	73	—	—	—	73
Net gains (losses) on derivatives and hedging activities	334	1,455	73	—	(41)	—	1,821

Subtotal	(76,929)	(10,590)	160	394	42,799	—	(44,166)

Net gains on trading securities (3)	—	1,906	—	—	—	—	1,906
Total net effect of derivatives and hedging activities	$(76,929)	$(8,684)	$160	$394	$42,799	$—	$(42,260)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Three Months Ended March 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$138	$54	$—	$605	$—	$797
Net interest settlements included in net interest income (2)	(110,160)	(12,938)	—	396	60,656	75	(61,971)
Total net interest income	(110,160)	(12,800)	54	396	61,261	75	(61,174)

Net (losses) gains on derivatives and hedging activities
Gains on fair-value hedges	220	269	—	—	352	81	922
Losses on derivatives not receiving hedge accounting	(550)	(3,354)	—	—	—	—	(3,904)
Other	—	—	150	—	—	—	150
Net (losses) gains on derivatives and hedging activities	(330)	(3,085)	150	—	352	81	(2,832)

Subtotal	(110,490)	(15,885)	204	396	61,613	156	(64,006)

Net gains on trading securities (3)	—	1,847	—	—	—	—	1,847
Total net effect of derivatives and hedging activities	$(110,490)	$(14,038)	$204	$396	$61,613	$156	$(62,159)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned.

Net interest margin for the three months ended March 31, 2011 and 2010, was 0.49 percent and 0.43 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.83 percent and 0.82 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.5 million and $2.0 million, respectively, for the three months ended March 31, 2011 and 2010.

For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2011 and 2010. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$732	$922
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	581	125
Trading securities	2,962	(2,052)
Mortgage delivery commitments	73	151
Net interest-accruals related to derivatives not receiving hedge accounting	(2,527)	(1,978)
Net gains (losses) on derivatives and hedging activities	1,821	(2,832)
Net impairment losses on held-to-maturity securities recognized in income	(30,584)	(22,823)
Service-fee income	2,045	1,444
Net unrealized (losses) gains on trading securities	(1,897)	1,846
Realized gain from sale of available-for-sale securities	8,369	—
Other	154	66
Total other loss	$(20,092)	$(22,299)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.
For the securities on which we recognized other-than-temporary impairment during 2011, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at March 31, 2011, was approximately 16.1 percent and the expected average collateral loss was approximately 42.0 percent. Accordingly, the Bank recorded an other-than-temporary impairment related to a credit loss of $30.6 million during the first quarter of 2011.
The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ending March 31, 2011 and 2010, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the year	$(4,928)	$4,926	$(2)	$(15,704)	$15,666	$(38)
Securities previously impaired prior to current period	(1,859)	(28,723)	(30,582)	(4,843)	(17,942)	(22,785)
Total other-than-temporarily impaired securities	$(6,787)	$(23,797)	$(30,584)	$(20,547)	$(2,276)	$(22,823)

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ending March 31, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At March 31, 2011				For the Three Months Ended March 31, 2011
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$68,811	$61,091	$44,063	$50,857	$(515)
Private-label residential MBS - Alt-A	1,632,106	1,183,663	811,008	902,538	(30,004)
ABS backed by home equity loans - Subprime	1,075	724	503	602	(65)
Total other-than-temporarily impaired securities	$1,701,992	$1,245,478	$855,574	$953,997	$(30,584)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and Investments Credit Risk below for additional detail and analysis of the Bank's portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other income (loss). The Bank recorded net unrealized losses on trading securities of $1.9 million and net unrealized gains of $1.8 million for the three months ended March 31, 2011 and 2010, respectively. Changes in the fair value of the associated economic hedges amounted to a net gain of $3.0 million and a net loss of $2.1 million for the three months ended March 31, 2011 and 2010, respectively. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in a net loss of $1.9 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Operating expenses for the three months ended March 31, 2011 and 2010, are summarized in the following table:

Compensation and Benefits and Other Operating Expenses (dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Compensation and benefits	$8,171	$8,050
Other operating expenses	4,375	4,325
Total compensation and benefits and other operating expenses	$12,546	$12,375
Ratio of compensation and benefits and other operating expenses to average assets	0.09%	0.08%

For the three months ended March 31, 2011, total compensation and benefits and other operating expenses increased $171,000 from the same period in 2010, and consists of an increase of $121,000 in compensation and benefits and an increase of $50,000 in other operating expenses.

The Bank, together with the other FHLBanks, is charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac. These expenses totaled $2.2 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. These costs are expected to rise in 2011 based on the Finance Agency's plans to add staff to its Office of the Inspector General.

FINANCIAL CONDITION

Advances

At March 31, 2011, the advances portfolio totaled $25.9 billion, a decrease of $2.1 billion compared with $28.0 billion at December 31, 2010. The majority of the net decrease was seen in short-term fixed-rate advances, which declined $1.4 billion. See Executive Summary for information regarding the decline in advances.

The following table summarizes advances outstanding by product type at March 31, 2011, and December 31, 2010.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2011		December 31, 2010
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$574,830	2.3%	$552,685	2.0%
Long-term	10,354,286	40.8	10,403,154	38.0
Putable	6,349,125	25.0	6,842,175	25.0
Short-term	2,044,692	8.1	3,416,107	12.5
Amortizing	1,655,636	6.5	1,788,739	6.5
Callable	6,500	—	11,500	—
Expander	10,000	—	10,000	—
	20,995,069	82.7	23,024,360	84.0

Variable-rate advances
Overnight	20,755	0.1	3,816	—
Simple variable	4,362,500	17.2	4,352,500	16.0
Capped floating rate	10,000	—	10,000	—
LIBOR-indexed with declining-rate participation	5,500	—	5,500	—
	4,398,755	17.3	4,371,816	16.0
Total par value	$25,393,824	100.0%	$27,396,176	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

The Bank lends to members and housing associates with principal places of business within the six New England states. Advances are diversified across the Bank's member institutions. At March 31, 2011, the Bank had advances outstanding to 332, or 72.6 percent, of its 457 members. At December 31, 2010, the Bank had advances outstanding to 333, or 72.5 percent, of its 459 members.

The following table presents the top five advance-borrowing members at March 31, 2011, and the interest earned by the Bank on outstanding advances to such members during the first quarter of 2011.
Top Five Advance-Borrowing Members (dollars in thousands)

	March 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2011
RBS Citizens, N.A.	$4,022,385	15.8%	0.27%	$3,970
NewAlliance Bank	2,079,092	8.2	2.49	13,507
Bank of America Rhode Island, N.A.	1,336,395	5.3	1.19	4,780
Salem Five Cents Savings Bank	552,086	2.2	3.98	5,494
The Washington Trust Company	469,235	1.8	3.97	4,732
_______________________
(1)         Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

As with other members, the top five advance-borrowing members have reduced their demand for advances since December 31, 2010. At March 31, 2011, the par value of advances for these members aggregated to $8.5 billion falling from $10.2 billion at December 31, 2010.

In April 2011, First Niagara Financial Group Inc., a nonmember, acquired NewAlliance Bancshares, Inc. (parent of member

New Alliance Bank). Nonmembers, excluding housing associates, are ineligible to borrow from the Bank. Among the top five advance-borrowing members, NewAlliance Bank was the largest source of advances interest income for the quarter ended March 31, 2011, as shown in the above table. Accordingly, the acquisition of NewAlliance Bank by First Niagara Financial Group Inc. could adversely impact the Bank's advances interest income.
The Bank prices advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with regulations, the Bank prices its advance products in a consistent and nondiscriminatory manner to all members. However, the Bank may price its products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. Differences in the weighted-average rates of advances outstanding to the five largest advance-borrowing members noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

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

The Bank's membership continues to be challenged by the current economic conditions, such as high unemployment and resultant loan delinquencies. Aggregate nonperforming assets for depository institution members increased from 1.72 percent of total assets as of December 31, 2009, to 1.94 percent of assets as of December 31, 2010. The aggregate ratio of tangible capital to assets among the membership increased from 9.56 percent as of December 31, 2009, to 10.25 percent as of December 31, 2010. December 31, 2010, is the most recent date of the Bank's data on its membership for purposes of this report. Between 1994 and 2010, one member was placed into receivership by its regulator and one member was placed into conservatorship by its regulator and subsequently liquidated. There were no defaults on member obligations to the Bank. Through the four-month period ending April 30, 2011, there were no member failures. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member's obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.
The Bank assigns each borrower into one of three collateral categories: Category 1 (blanket) collateral status, Category 2 (listing) collateral status, or Category 3 (delivery) collateral status.

•	The Bank assigns members that it has determined are in good financial condition to Category 1 (blanket) status.

•
The Bank assigns members that demonstrate characteristics that evidence potential weakness in their financial condition to Category 2 (listing) collateral status. The Bank may also assign members with a high level of borrowings as a percentage of their assets to Category 2 (listing) collateral status regardless of their financial condition.

•
The Bank assigns members that it has determined are financially weak to Category 3 (delivery) collateral status. The Bank also assigns all insurance company members that have an NRSRO long-term debt rating lower than BBB- or its equivalent, insurance company members that do not have an NRSRO long-term debt rating, and all housing associates to Category 3 (delivery) collateral status.

For additional information on the Bank's classification of its borrowers, see the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk.

Advances outstanding to borrowers in Category 1 (blanket) status at March 31, 2011, totaled $18.3 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $44.7 billion as of March 31, 2011. Of this total, $7.0 billion of securities have been delivered to the Bank or to an approved third-party custodian, an additional $2.3 billion of securities are held by borrowers' securities corporations, and $14.4 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with the Bank's borrowers in Category 1 (blanket), Category 2 (listing) and Category 3 (delivery) status at March 31, 2011, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of March 31, 2011 (dollars in thousands)

	Number of Borrowers	Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category 1 (blanket) status	277	$18,271,428	$44,739,623	244.9%
Category 2 (listing) status	31	6,372,009	20,999,818	329.6
Category 3 (delivery) status	30	750,387	1,169,741	155.9
Total	338	$25,393,824	$66,909,182	263.5%

Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank's collateral valuation discounts as of March 31, 2011.
Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$37,337,786
Collateral specifically listed and identified	17,835,812
Collateral delivered to the Bank	15,489,422

Beyond the Bank's practices in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) may not apply when lending to insurance company members due to the antipreemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $568.7 million at March 31, 2011.
The Bank accepts nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for Bank advances as detailed in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk. At March 31, 2011, the amount of pledged nontraditional and subprime loan collateral was 4 percent of total member borrowing capacity at quarter-end compared with 8 percent of total member borrowing capacity at December 31, 2010.

Based upon the collateral held as security on advances, the Bank's collateral practices and policies, the Bank's prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, the Bank does not believe that an allowance for losses on advances is necessary at this time.

For additional information on the Bank's collateral policies and practices, See Item 7 — Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2010 Annual Report.

Investments

At March 31, 2011, investment securities and short-term money-market instruments totaled $25.9 billion, compared with $27.1 billion at December 31, 2010. This decrease reflects management's intent to maintain its level of investments at a level approximately equal to or less than 50 percent of total assets.

Investment securities declined $851.9 million to $18.5 billion at March 31, 2011, compared with $19.4 billion at December 31, 2010. The Bank sold $1.4 billion of available-for sale securities in the first quarter of 2011, contributing to a $605.9 million decrease in corporate bonds and a $297.5 million decrease in non-MBS GSE securities.

Short-term money-market investments totaled $7.4 billion at March 31, 2011, compared with $7.8 billion at December 31, 2010. This $375.0 million net decrease resulted from a $1.9 billion decrease in securities purchased under agreements to resell and a $1.6 billion increase in federal funds sold.

Under the Bank's regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital as measured at the previous month-end. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2011, and December 31, 2010, the Bank's MBS and SBA holdings represented 209 percent and 210 percent of capital, respectively.

The Bank's MBS investment portfolio consists of the following categories of securities as of March 31, 2011, and December 31, 2010. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2011	December 31, 2010
U.S. government-guaranteed and GSE residential mortgage-backed securities	57.1%	56.5%
GSE commercial mortgage-backed securities	21.9	21.3
Private-label residential mortgage-backed securities	20.3	21.0
Private-label commercial mortgage-backed securities	0.4	0.9
ABS backed by home-equity loans	0.3	0.3
Total mortgage-backed securities	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on the Bank's investment securities.

Investments Credit Risk. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities and supranationals. The Bank may place money-market funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; currently all such placements expire within 95 days. Management actively monitors the credit quality of these counterparties. At March 31, 2011, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $17.4 billion to 30 counterparties and issuers, of which $5.4 billion was for certificates of deposit, $7.1 billion was for federal funds sold, and $4.9 billion was for debentures. As of March 31, 2011, one counterparty individually accounted for 12.7 percent of the Bank's total unsecured credit exposure.

The Bank also is invested in and is subject to secured credit risk related to MBS, ABS, and HFA obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS must be rated the highest long-term debt rating at the time of purchase. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

Credit ratings on these investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2011 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments:(2)
Interest-bearing deposits	$—	$202	$—	$—	$—	$—
Certificates of deposit	—	2,944,927	2,410,003	—	—	—
Securities purchased under agreements to resell	—	—	250,000	—	—	—
Federal funds sold	—	3,035,000	4,100,000	—	—	—
Total money-market instruments	—	5,980,129	6,760,003	—	—	—

Investment securities:
U.S. agency obligations	23,491	—	—	—	—	—
U.S. government-owned corporations	236,752	—	—	—	—	—
Government-sponsored enterprises	3,293,190	—	—	—	—	—
Supranational banks	397,561	—	—	—	—	—
Corporate bonds	568,894	—	—	—	—	—
HFA obligations	25,340	152,376	2,114	51,070	—	1,875
Total non-MBS	4,545,228	152,376	2,114	51,070	—	1,875

MBS:
U.S. government guaranteed - residential	240,294	—	—	—	—	—
GSE - residential	4,562,427	—	—	—	—	—
GSE - commercial	1,837,899	—	—	—	—	—
Private-label - residential	117,310	63,078	65,760	47,137	1,418,100	—
Private-label - commercial	34,852	—	—	—	—	—
ABS backed by home-equity loans	8,376	6,784	5,487	—	7,302	—
Total MBS	6,801,158	69,862	71,247	47,137	1,425,402	—

Total investments	$11,346,386	$6,202,367	$6,833,364	$98,207	$1,425,402	$1,875
 _______________________
(1)         Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P. If there is a split rating, the lowest rating is used.
(2)        The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank's investment securities with a long-term credit rating below investment grade as of March 31, 2011.
Credit Ratings of Investments Below Investment Grade at Carrying Value As of March 31, 2011 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$30,421	$150,460	$782,390	$240,802	$28,418	$185,609	$1,418,100
ABS backed by home-equity loans	—	5,353	1,446	—	—	503	7,302
Total	$30,421	$155,813	$783,836	$240,802	$28,418	$186,112	$1,425,402

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to the Bank's private-label MBS during the quarter ended March 31, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$100,826	8.7%	7.7 - 9.9%	25.9%	8.8 - 34.7%	35.7%	25.4 - 39.6%	10.8%	3.9 - 13.8%
2006	48,431	9.8	9.5 - 10.3	29.0	20.6 - 40.9	42.3	41.6 - 43.3	10.0	3.1 - 14.8
2005	8,630	8.3	8.1 - 8.4	22.8	21.3 - 23.9	33.6	32.7 - 34.7	22.0	12.3 - 29.2
2004 and prior	140,351	12.3	3.5 - 19.2	13.6	0.7 - 56.1	29.9	20.0 - 77.9	12.9	5.5 - 69.4
Total	$298,238	10.5%	3.5 - 19.2%	20.5%	0.7 - 56.1%	34.0%	20.0 - 77.9%	12.0%	3.1 - 69.4%

Alt-A (2)
2007	$659,957	6.7%	3.7 - 12.7%	77.7%	33.6 - 87.6%	55.3%	47.0 - 60.5%	14.9%	0.0 - 46.9%
2006	1,029,049	7.0	3.8 - 11.0	75.8	49.5 - 89.7	56.1	47.3 - 61.3	18.0	0.0 - 45.3
2005	711,905	10.0	6.9 - 14.9	52.1	27.3 - 75.2	46.3	34.7 - 59.6	24.9	1.5 - 57.3
2004 and prior	89,495	12.6	8.6 - 17.5	36.0	2.3 - 59.8	40.1	22.1 - 57.3	27.0	7.3 - 40.7
Total	$2,490,406	8.0%	3.7 - 17.5%	68.1%	2.3 - 89.7%	52.5%	22.1 - 61.3%	19.5%	0.0 - 57.3%

ABS backed by home equity loans
Subprime (2)
2004 and prior	$29,137	10.2%	0.0 - 13.8%	36.6%	25.4 - 52.4%	86.3%	64.2 - 102.8%	38.2%	0.0 - 99.8%
_______________________
(1)         The Bank's commercial private-label MBS with a par value of $34.9 million were not included in this table as well as a private-label residential MBS with a par value of $3.5 million that is backed by the Federal Housing Administration and the Department of Veteran Affairs loans.
(2)    Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

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

Of the Bank's $9.5 billion in par value of MBS and ABS investments at March 31, 2011, $2.9 billion in par value are private-label MBS. Of this amount, $2.4 billion in par value are securities backed primarily by Alt-A loans, while $417.7 million in par value are backed primarily by prime loans. Only $29.1 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revises the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBank System's other-than-temporary impairment governance committee. For additional information on the governance committee, see the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the

Bank, holding $86.0 million in par value as of March 31, 2011, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. Two of these bonds, with a total par value of $48.9 million as of March 31, 2011, were deemed to be other-than-temporarily impaired as of March 31, 2011. These bonds are reported as prime in the various tables below in this section. In addition, one bond classified as Alt-A collateral by S&P, of which the Bank held $5.0 million in par value as of March 31, 2011, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates for information on the Bank's key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2011			December 31, 2010
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$25,774	$357,047	$382,821	$26,737	$374,034	$400,771
Alt-A	46,533	2,362,823	2,409,356	48,758	2,445,071	2,493,829
Total private-label residential MBS	72,307	2,719,870	2,792,177	75,495	2,819,105	2,894,600
Private-label commercial MBS
Prime	10,586	24,322	34,908	10,586	61,271	71,857
ABS backed by home equity loans
Subprime	—	29,137	29,137	—	29,424	29,424
Total par value of private-label MBS	$82,893	$2,773,329	$2,856,222	$86,081	$2,909,800	$2,995,881
_______________________
 (1)     The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to the Bank's MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of March 31, 2011, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with the Bank's private-label MBS and ABS, stratified by collateral type and vintage. Average current credit enhancements as of December 31, 2010, reflect the percentage of subordinated class outstanding balances as of March 31, 2011, to the Bank's senior class outstanding balances as of March 31, 2011, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of March 31, 2011, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At March 31, 2011 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$92,081	$—	$—	$—	$92,081
Double-A	37,684	—	—	—	37,684
Single-A	5,148	—	—	—	5,148
Triple-B	32,959	24,372	—	—	8,587
Below Investment Grade
Double-B	5,092	—	—	—	5,092
Single-B	69,653	14,763	28,564	17,493	8,833
Triple-C	120,337	61,691	—	48,945	9,701
Double-C	19,867	—	19,867	—	—
Total	382,821	100,826	48,431	66,438	167,126

Amortized cost	374,293	100,267	44,658	62,487	166,881
Gross unrealized losses	(40,253)	(6,779)	(535)	(12,707)	(20,232)
Fair value	334,058	93,488	44,123	49,780	146,667
Other-than-temporary impairment for the three months ended March 31, 2011:
Total other-than-temporary impairment losses on investment securities	—	—	—	—	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(515)	—	(350)	(165)	—
Net impairment losses on investment securities recognized in income	(515)	—	(350)	(165)	—
Weighted average percentage of fair value to par value	87.26%	92.72%	91.11%	74.93%	87.76%
Original weighted average credit support	10.87	10.18	11.01	20.94	7.25
Weighted average credit support	14.28	10.82	9.96	18.51	15.94
Weighted average collateral delinquency (1)	12.45	8.65	12.90	22.28	10.69

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$34,908	$—	$—	$—	$34,908
Amortized cost	34,852	—	—	—	34,852
Gross unrealized losses	(110)	—	—	—	(110)
Fair value	35,432	—	—	—	35,432
Weighted average percentage of fair value to par value	101.50%	—%	—%	—%	101.50%
Original weighted average credit support	19.25	—	—	—	19.25
Weighted average credit support	32.16	—	—	—	32.16
Weighted average collateral delinquency (1)	3.83	—	—	—	3.83
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At March 31, 2011 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$25,309	$—	$—	$15,650	$9,659
Double-A	25,394	9,337	—	—	16,057
Single-A	60,612	—	—	52,339	8,273
Triple-B	14,178	—	—	2,097	12,081
Below Investment Grade
Double-B	25,329	—	—	25,329	—
Single-B	84,683	279	4,007	60,214	20,183
Triple-C	1,192,522	256,469	563,768	372,285	—
Double-C	507,073	191,077	231,567	84,429	—
Single-C	52,893	11,139	—	41,754	—
Single-D	421,363	191,656	229,707	—	—
Total	2,409,356	659,957	1,029,049	654,097	66,253

Amortized cost	1,886,337	471,199	757,926	590,959	66,253
Gross unrealized losses	(469,393)	(117,601)	(197,441)	(142,669)	(11,682)
Fair value	1,417,729	354,187	560,494	448,477	54,571
Other-than-temporary impairment for the three months ended March 31, 2011:
Total other-than-temporary impairment losses on investment securities	(6,787)	(1,003)	(856)	(4,928)	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(23,217)	(4,476)	(18,126)	(615)	—
Net impairment losses on investment securities recognized in income	(30,004)	(5,479)	(18,982)	(5,543)	—

Weighted average percentage of fair value to par value	58.84%	53.67%	54.47%	68.56%	82.37%
Original weighted average credit support	27.23	27.26	28.23	27.12	12.62
Weighted average credit support	19.36	14.91	18.01	25.47	24.09
Weighted average collateral delinquency (1)	40.63	46.26	45.35	29.71	18.87
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At March 31, 2011 (dollars in thousands)

ABS backed by home equity loans - Subprime	2004 and prior
Par value by credit rating
Triple-A	$8,386
Double-A	6,784
Single-A	5,487
Below Investment Grade
Single-B	5,353
Triple-C	2,052
Single-D	1,075
Total	29,137

Amortized cost	28,446
Gross unrealized losses	(5,969)
Fair value	22,477
Other-than-temporary impairment for the three months ended March 31, 2011:
Total other-than-temporary impairment losses on investment securities	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(65)
Net impairment losses on investment securities recognized in income	(65)

Weighted average percentage of fair value to par value	77.14%
Original weighted average credit support	9.81
Weighted average credit support	38.18
Weighted average collateral delinquency (1)	23.06
_______________________
(1)          Represents loans that are 60 days or more delinquent.

The following table provides a summary of investments on negative watch as April 30, 2011. Carrying values and fair values are as of March 31, 2011.

Rating Agency Actions (1) Investments on Negative Watch as of April 30, 2011 (dollars in thousands)

	Private-Label Residential MBS		State or Local Housing-Finance-Agency Obligations
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$3,617	$3,250	$—	$—
Single-A	—	—	2,114	2,117
Triple-C	28,856	31,781	—	—
_______________________
(1)     Represents the lowest rating available for each security based on NRSROs used by the Bank.

The following table provides a summary of credit-rating downgrades that have occurred during the period from April 1, 2011, through April 30, 2011, for the Bank's investments. Carrying values and fair values are as of March 31, 2011.

Rating Agency Actions (1) Investment Downgrades from April 1, 2011, through April 30, 2011 (dollars in thousands)

At March 31, 2011	At April 30, 2011	Private-Label Residential MBS
From	To	Carrying Value	Fair Value
Triple-A	Double-A	$35,875	$33,811
Triple-A	Single-A	8,403	7,422
Triple-A	Triple-B	11,382	10,361
Triple-A	Double-B	21,752	19,560

Double-A	Single-A	18,837	17,308
Double-A	Triple-B	12,015	10,215

Single-A	Triple-B	2,894	2,318
_______________________
(1)     Represents the lowest rating available for each security based on NRSROs used by the Bank.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of March 31, 2011 (dollars in thousands)

	March 31, 2011					April 30, 2011, MBS ratings based on March 31, 2011, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$379,307	$370,692	$(40,253)	12.37%	23.4%	2.9%	37.6%	62.4%	1.0%
Alt-A option ARM	925,236	796,051	(228,760)	45.68	—	—	0.2	99.8	—
Alt-A other	1,431,590	1,060,578	(240,633)	37.71	1.8	1.8	8.7	91.3	3.5
Total private-label residential MBS	2,736,133	2,227,321	(509,646)	36.89	4.2	1.3	9.8	90.2	2.0
Private-label commercial MBS backed by:
Prime first lien	24,322	24,322	(110)	4.64	100.0	100.0	100.0	—	—
ABS backed by home equity loans:
Subprime first lien	29,137	28,446	(5,969)	23.06	28.8	28.8	70.9	29.1	—
Total private-label MBS	$2,789,592	$2,280,089	$(515,725)	36.50%	5.3%	2.5%	11.2%	88.8%	2.0%

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of March 31, 2011, where such concentrations are five percent or greater of our total private-label MBS and ABS investments.

Geographic Concentration of Private-Label MBS and ABS

State concentration	Percentage of Total Private-Label MBS and ABS
California	39.6%
Florida	12.6
All Other	47.8
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.0%
Washington, D.C.-MD-VA-WV	5.7
All Other	84.3
100.0%

The geographic areas represented in the table above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages.

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

The following graph demonstrates how average prices changed with respect to various asset classes in the Bank's MBS portfolio during the 12 months ended March 31, 2011:

Insured Investments

Certain private-label MBS owned by the Bank are insured by monoline insurers, which guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool.

The assessment for other-than-temporary impairment of the MBS protected by such third-party insurance is described in Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment.

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of April 30, 2011
	Moody's		S&P		Fitch
	Credit Rating	Outlook	Credit Rating	Outlook	Credit Rating	Outlook
Ambac Assurance Corporation (1)	Removed	NA	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AA+	Stable	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Stable	AAA	Negative	AAA	Stable
Freddie Mac	Aaa	Stable	AAA	Negative	AAA	Stable
_______________________
(1)         On November 8, 2010, Ambac filed a petition for bankruptcy.

The following table shows the Bank's private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At March 31, 2011
(dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$69,801	$(12,645)	$9,338	$(332)	$—	$—	$—	$—	$—	$—
2006	15,265	(4,812)	—	—	—	—	—	—	—	—
2005	32,321	(8,708)	—	—	—	—	—	—	—	—
2004 and prior	1,531	(208)	—	—	—	—	—	—	—	—
Total Alt-A	118,918	(26,373)	9,338	(332)	—	—	—	—	—	—
Subprime
2004 and prior	2,108	(143)	7,168	(1,741)	14,579	(2,448)	4,263	(1,267)	1,019	(371)
Total private-label MBS	$121,026	$(26,516)	$16,506	$(2,073)	$14,579	$(2,448)	$4,263	$(1,267)	$1,019	$(371)
_______________________
(1) The Bank placed no reliance on these monoline insurers in its models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.
(2) MBIA Insurance Corp.'s burnout period ends in June 2011. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

Some of the Bank’s investments in bonds issued by HFAs are also insured by third-party bond insurers. The following table provides the credit ratings of these third-party bond insurers for HFA bonds, along with the amount of investment securities outstanding as of March 31, 2011.

HFA Investments Insured by Financial Guarantors Amortized Cost as of March 31, 2011 (dollars in thousands)

Financial Guarantors	Insurer Financial Strength Ratings (Fitch/Moody's/S&P) As of April 30, 2011	HFA Bonds
Ambac Assurance Corp.	Not Rated/Caa2/Removed	$28,989
Assured Guaranty Municipal Corp.	Not Rated/Aa3/AA+	119,025
National Public Finance Guarantee	Not Rated/Baa1/BBB	51,070
Total		$199,084

The following table provides the geographic concentration by state of the Bank's HFA investments where such concentrations are five percent or greater of our total HFA investments as of March 31, 2011.

State Concentration of HFAs

Percent of Total HFA Investments
Massachusetts	50.8%
Rhode Island	13.2
Connecticut	10.7
North Carolina	9.6
Maine	6.4
All Other	9.3
100.0%

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with two state HFAs whereby the Bank, for a fee, agrees to purchase and hold the agencies' unremarketed bonds until the designated remarketing agent can find a new investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Total commitments for bond purchases were $554.1 million at March 31, 2011, of which $549.9 million were to one HFA. All of the bonds underlying the $549.9 million commitments to this one HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation which has been downgraded below triple-A and has filed a petition for bankruptcy. The bond underlying the $4.2 million to the other HFA is rated AA+/Aa3 by S&P and Moody's, respectively.

Mortgage Loans

As of March 31, 2011, the Bank's mortgage loan investment portfolio totaled $3.2 billion, a decrease of $80.5 million from the December 31, 2010, balance of $3.2 billion. References to the Bank's investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation agreement it has with the FHLBank of Chicago. The expiration date of this agreement has been extended to June 30, 2012. As of March 31, 2011, the Bank had $101.1 million in participation interests outstanding which had been purchased under this agreement. For additional information on this agreement, see the 2010 Annual Report under Item 1 — Business — MPF Loan Participations with the FHLBank of Chicago.

The FHLBank of Chicago acts as the MPF Provider and provides operational support to the MPF Banks and participating financial institutions and calculates and publishes daily prices, rates, and fees associated with the various MPF products. Beginning on March 26, 2011, the Bank has the right to adjust its pricing for MPF products once per day for the loans in which it invests and once per day for loans sold pursuant to MPF Xtra. Any such adjusted pricing would then become the Bank's pricing for such loans until such time as the Bank again adjusts its pricing. In connection with the commencement of this right of the Bank to adjust its pricing, the Bank's option to opt out of participation in the MPF program has been eliminated (although the Bank never used this option). However, the Bank believes it can effectively opt out of the program by adjusting pricing should it determine to do so. Alternatively, the Bank has the right to turn off its master commitments at any time for such duration as it selects.

Mortgage Loans Credit Risks. The Bank is subject to credit risk from the mortgage loans in which it invests due to the Bank's exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit enhancement and/or servicing obligations.

Although the Bank's mortgage-loan portfolio includes loans throughout the U.S., states with loan concentrations five percent or greater of the outstanding principal balance of the Bank's conventional mortgage-loan portfolio are shown in the following table:

State Concentration by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage-Loan Portfolio
	March 31, 2011	December 31, 2010
State concentration
Massachusetts	34%	33%
California	13	13
Connecticut	9	10
Maine	6	6
All others	38	38
Total	100%	100%
Although delinquent loans in the Bank's portfolio are spread throughout the U.S., states with delinquent loan concentrations five percent or greater of the outstanding principal balance of the Bank's total conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	March 31, 2011	December 31, 2010
State concentration
California	25%	24%
Massachusetts	21	23
Connecticut	8	9
Arizona	5	5
All others	41	39
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $8.7 million at both March 31, 2011, and December 31, 2010. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2010 Annual Report for a description of the Bank's methodology for estimating the allowance for loan losses.

The following tables present the Bank's delinquent loans and allowance for credit losses activity (dollars in thousands).

	March 31, 2011	December 31, 2010
Total par value past due 90 days or more and still accruing interest	$19,259	$19,874
Nonaccrual loans, par value	51,790	54,401
Troubled debt restructuring	245	246

	For the Three Months Ended March 31,
	2011	2010
Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$750	$685
Interest actually recognized in income during the period	596	629
Shortfall	$154	$56

Allowance for credit losses on mortgage loans, balance at beginning of period	$8,653	$2,100
Charge-offs	(8)	(31)
Provision for credit losses	51	431
Allowance for credit losses on mortgage loans, balance at end of period	$8,696	$2,500

Higher-Risk Loans. The Bank's portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank's total conventional portfolio (8.5 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (37.6 percent by outstanding principal balance). The Bank's allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of March 31, 2011.

Summary of Higher-Risk Conventional Mortgage Loans As of March 31, 2011 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$217,092	6.21%	1.90%	7.06%
High loan-to-value loans (2)	20,868	1.07	—	16.07
Subprime and high loan-to-value loans (3)	2,530	13.59	—	19.83
Total high-risk loans	$240,490	5.84%	1.71%	7.97%
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

The Bank is exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of March 31, 2011, the Bank was the beneficiary of primary mortgage insurance coverage on $214.5 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $38.2 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of April 30, 2011, all of these mortgage insurance companies have a credit rating of triple-B or lower (or its equivalent) by at least one NRSRO. The table below shows the ratings of these companies as of April 30, 2011.

The Bank has analyzed its potential loss exposure to all of the mortgage insurance companies and does not expect incremental losses due to these rating actions. This expectation is based on the credit-enhancement features of the Bank's master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back the Bank's master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial condition of these mortgage insurance companies. Further, the Bank requires that all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. Accordingly, none of the eight mortgage insurance companies previously approved by the Bank are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to the Bank. The Bank has established limits on exposure to individual mortgage insurance companies to ensure that the insurance coverage is sufficiently diversified.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of April 30, 2011		As of March 31, 2011
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
Genworth Mortgage Insurance Corporation	BB+/Baa2/NR	Negative	$62,652	$14,528	$—	$14,528	30.2%
Mortgage Guaranty Insurance Corporation	B+/Ba3/NR	Negative	57,748	12,459	—	12,459	25.9
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	27,342	6,407	—	6,407	13.3
CMG Mortgage Insurance Company	BBB/NR/BBB	Negative	19,653	4,657	—	4,657	9.7
PMI Mortgage Insurance Company	B+/B2/NR	Negative	18,422	3,897	—	3,897	8.1
Radian Guaranty Incorporated	B+/Ba3/NR	Negative	12,646	2,371	—	2,371	5.0
Republic Mortgage Insurance Company	BBB-/Ba1/BBB-	Negative	11,882	2,327	649	2,976	6.2
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	4,179	766	—	766	1.6
			$214,524	$47,412	$649	$48,061	100.0%

Debt Financing — Consolidated Obligations

At March 31, 2011 and December 31, 2010, outstanding COs, including both CO bonds and CO discount notes, totaled $50.5 billion and $53.6 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds issued by the Bank are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of March 31, 2011, and December 31, 2010. CO bonds outstanding at March 31, 2011, and December 31, 2010, include issued callable bonds totaling $5.0 billion and $5.2 billion, respectively.

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 32.7 percent and 34.5 percent of outstanding COs at March 31, 2011, and December 31, 2010, respectively, but accounted for 99.2 percent and 97.1 percent of the proceeds from the issuance of COs during the three months ended March 31, 2011 and 2010, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances.

Deposits

As of March 31, 2011, deposits totaled $810.5 million compared with $745.5 million at December 31, 2010, an increase of $65.0 million. This increase was mainly the result of a higher level of member deposits in the Bank's overnight and demand-deposit accounts, which provide members with a short-term liquid investment.

The following table presents term deposits issued in amounts of $100,000 or greater at March 31, 2011, and December 31, 2010.

Term Deposits Greater than $100,000 (dollars in thousands)

	March 31, 2011		December 31, 2010
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$—	—%	$—	—%
Over three months through six months	6,250	2.51	—	—
Over six months through 12 months	—	—	6,250	2.51
Greater than 12 months (1)	20,000	4.71	20,000	4.71
Total par value	$26,250	4.19%	$26,250	4.19%
_______________________
(1)         Represents one term deposit account with a maturity date in 2014.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $12.4 million and $14.8 million as of March 31, 2011, and December 31, 2010, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $624.9 million and $729.2 million as of March 31, 2011, and December 31, 2010, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2011, and December 31, 2010. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedging changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2011		December 31, 2010
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$9,659,302	$(543,010)	$10,505,040	$(635,275)
	Swaps	Economic	72,250	(946)	73,250	(1,538)
	Caps and floors	Economic	16,500	14	16,500	25
Total associated with advances			9,748,052	(543,942)	10,594,790	(636,788)
Available-for-sale securities	Swaps	Fair value	853,935	(202,398)	853,935	(224,907)
Trading securities	Swaps	Economic	225,000	(7,219)	225,000	(10,181)
Consolidated obligations	Swaps	Fair value	11,002,650	150,160	11,989,650	191,324
Deposits	Swaps	Fair value	20,000	4,360	20,000	4,767
Total			21,849,637	(599,039)	23,683,375	(675,785)
Mortgage delivery commitments			11,610	40	28,217	(187)
Total derivatives			$21,861,247	(598,999)	$23,711,592	(675,972)
Accrued interest				(6,871)		(31,709)
Cash collateral				(6,631)		(6,721)
Net derivatives				$(612,501)		$(714,402)
Derivative asset				$12,370		$14,818
Derivative liability				(624,871)		(729,220)
Net derivatives				$(612,501)		$(714,402)

The following four tables provide a summary of the Bank's hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting, by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $20.7 billion, representing 94.5 percent of all derivatives outstanding as of March 31, 2011. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$2,222,050	$(22,812)	$2,222,050	$22,750	2.41%	0.31%	2.34%	0.38%
Due after one year through two years	1,735,650	(76,682)	1,735,650	76,446	3.72	0.31	3.61	0.42
Due after two years through three years	1,081,710	(65,098)	1,081,710	64,883	3.93	0.31	3.70	0.54
Due after three years through four years	758,550	(54,370)	758,550	54,165	3.93	0.31	3.71	0.53
Due after four years through five years	734,527	(31,698)	734,527	31,643	3.33	0.31	3.07	0.57
Thereafter	3,126,815	(292,350)	3,126,815	289,185	3.97	0.31	3.82	0.46
Total	$9,659,302	$(543,010)	$9,659,302	$539,072	3.51%	0.31%	3.36%	0.46%
_______________________
(1)    The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2011.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity or Next Put Date for Putable Advances As of March 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$7,512,625	$(446,950)	$7,512,625	$443,098	3.51%	0.31%	3.39%	0.43%
Due after one year through two years	783,600	(43,857)	783,600	43,857	3.77	0.31	3.67	0.41
Due after two years through three years	641,460	(30,665)	641,460	30,646	3.38	0.31	3.14	0.55
Due after three years through four years	230,300	(9,673)	230,300	9,676	3.41	0.31	3.02	0.70
Due after four years through five years	405,027	(7,927)	405,027	7,931	3.01	0.31	2.70	0.62
Thereafter	86,290	(3,938)	86,290	3,864	4.03	0.31	3.76	0.58
Total	$9,659,302	$(543,010)	$9,659,302	$539,072	3.51%	0.31%	3.36%	0.46%
_______________________
(1)    The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2011.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,450,700	$11,928	$2,450,700	$(11,983)	1.24%	1.27%	0.25%	0.22%
Due after one year through two years	3,308,350	32,696	3,308,350	(32,739)	1.22	1.23	0.21	0.20
Due after two years through three years	2,923,600	44,992	2,923,600	(44,796)	1.83	1.87	0.28	0.24
Due after three years through four years	625,000	4,641	625,000	(4,866)	1.86	1.88	0.23	0.21
Due after four years through five years	605,000	11,657	605,000	(11,882)	2.26	2.26	0.14	0.14
Thereafter	1,090,000	44,246	1,090,000	(45,402)	4.05	4.05	0.79	0.79
Total	$11,002,650	$150,160	$11,002,650	$(151,668)	1.76%	1.78%	0.29%	0.27%
_______________________
(1)     The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2011. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity or Next Call Date for Consolidated Obligations As of March 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$4,550,700	$(4,515)	$4,550,700	$4,133	1.20%	1.21%	0.19%	0.18%
Due after one year through two years	2,793,350	32,790	2,793,350	(32,963)	1.43	1.44	0.22	0.21
Due after two years through three years	2,458,600	47,603	2,458,600	(47,367)	2.00	2.04	0.30	0.26
Due after three years through four years	325,000	4,006	325,000	(4,073)	2.15	2.19	0.32	0.28
Due after four years through five years	165,000	13,512	165,000	(13,625)	4.38	4.36	0.25	0.27
Thereafter	710,000	56,764	710,000	(57,773)	5.06	5.07	1.16	1.15
Total	$11,002,650	$150,160	$11,002,650	$(151,668)	1.76%	1.78%	0.29%	0.27%
_______________________
(1)    The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2011. For zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank's members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank's own risk-management purposes and are not related to requests from the Bank's members to enter into such contracts. See Item 1 — Notes to the Financial Statements — Note 19 — Transactions with Related Parties and Other FHLBanks for outstanding derivative contracts with affiliates of members.

Impact of Lehman Bankruptcy

In connection with the bankruptcy of Lehman Brothers Holdings Inc. in September 2008, on October 29, 2010, the Bank received an ADR Notice from LBSF making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest at a default rate based on LBSF's view of how the settlement amount should have been calculated. A protocol issued by the bankruptcy court with jurisdiction over LBSF's insolvency provides that parties receiving such a Derivatives ADR Notice are subject to mandatory, nonbinding mediation. The Bank intends to vigorously defend its position in this matter. See Item 1 — Notes to the Financial Statements — Note 19 — Commitments and Contingencies for additional information.

Derivative Instruments Credit Risks. The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank or pledged to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks.

See Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities for additional information on the Bank's credit risks from its derivative instruments.

As illustrated in the following table, the Bank's maximum credit exposure on interest-rate-exchange agreements is much less than the notional amount of the agreements. Additionally, commitments to invest in mortgage loans are reflected in the following table as derivative instruments. The Bank does not collateralize these commitments. However, should the participating financial institution fail to deliver the mortgage loans as agreed, the member institution is charged a fee to compensate the Bank for nonperformance of the agreement.

Derivative Instruments (dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of March 31, 2011
Interest-rate-exchange agreements: (1)
Double-A	$6,802,195	6	$12,159
Single-A	15,047,442	8	161
Total interest-rate-exchange agreements	21,849,637	14	12,320
Commitments to invest in mortgage loans (2)	11,610	—	50
Total derivatives	$21,861,247	14	$12,370

As of December 31, 2010
Interest-rate-exchange agreements: (1)
Double-A	$7,621,250	6	$14,763
Single-A	16,062,125	8	—
Total interest-rate-exchange agreements	23,683,375	14	14,763
Commitments to invest in mortgage loans (2)	28,217	—	55
Total derivatives	$23,711,592	14	$14,818
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

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	March 31, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,841,295	17.6%	$(46,278)
Citigroup Financial Products, Inc.	3,597,790	16.5	(48,373)
Deutsche Bank AG	2,920,965	13.4	(215,219)
Goldman Sachs Capital Markets, LP	2,253,025	10.3	(66,495)

	December 31, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$4,304,100	18.2%	$(54,202)
Citigroup Financial Products, Inc.	3,723,290	15.7	(57,841)
Deutsche Bank AG	2,986,965	12.6	(248,485)
UBS AG	2,413,225	10.2	(6,428)

The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for such investments are currently overnight to 95 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank's COs.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's financial strategies are designed to enable the Bank to expand and contract its assets, liabilities, and capital in response to changes in membership composition and member credit needs. The Bank's primary source of liquidity is its access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations of the 2010 Annual Report. The Bank's equity capital resources are governed by the Bank's capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

Internal Sources of Liquidity

The Bank maintains structural liquidity to ensure that it meets its day-to-day business needs and its contractual obligations with normal sources of funding. The Bank defines structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that all maturing advances are renewed except for those from large, highly rated members; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, a management action trigger is breached and senior management is immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of March 31, 2011.

Structural Liquidity As of March 31, 2011 (dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$(182,620)	$(1,057,211)	$(1,368,600)
Less: Cumulative contingent obligations	(4,201,027)	(5,258,244)	(6,081,870)
Equals: Net structural liquidity need	(4,383,647)	(6,315,455)	(7,450,470)
Available borrowing capacity (2)	$33,971,733	$37,421,934	$38,620,225
Ratio of available borrowing capacity to net structural liquidity need	7.75	5.93	5.18
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
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

In accordance with Finance Agency regulations, the Bank also maintains contingency liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, the capital markets, or any other event that precludes issuance of COs. These regulations require the Bank to maintain highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all anticipated maturing advances over the following five days. The Bank maintained material compliance with this requirement at all times during the quarter ended March 31, 2011. As of March 31, 2011, and December 31, 2010, the Bank held a surplus of $12.7 billion and $13.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates the Bank's contingency liquidity as of March 31, 2011.

Contingency Liquidity As of March 31, 2011 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$(6,838,660)
Contingency borrowing capacity (exclusive of CO debt issuance)	19,544,451
Net contingency borrowing capacity	$12,705,791
_______________________
(1)    Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot borrow funds from the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The Bank was in material compliance with these liquidity requirements at all times during the three months ended March 31, 2011, and year ended December 31, 2010.

Further, the Bank is sensitive to maintaining an appropriate funding balance between its assets and liabilities and has an established policy that limits the potential gap between assets with maturities inclusive of projected prepayments greater than one year funded by liabilities maturing inclusive of projected calls in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. The Bank maintained material compliance with this requirement at all times during the three months ended March 31, 2011. During the quarter ended March 31, 2011, this gap averaged 4.3 percent (maximum level 4.6 percent and minimum level 3.9 percent). As of March 31, 2011, this gap was 3.9 percent, compared with 3.8 percent at December 31, 2010.

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

Financial Conditions for FHLBank Debt

The Bank has experienced CO issuance costs that were consistent with more recent quarters during the period covered by this report. Demand for COs has remained stable. Throughout the period covered by this report, CO bonds were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. The Bank continues to experience similar pricing into the second quarter of 2011.
As discussed under Credit Rating Agency Developments, S&P downgraded the outlook for FHLBank debt to negative on April 20, 2011. Notwithstanding that development, the Bank continues to experience favorable pricing into the second quarter of 2011, although this development could adversely impact the Bank's funding costs or market access if investors' demand for FHLBank debt ultimately weakens as a result of this development.
Capital

The Bank's total GAAP capital increased $69.0 million to $3.3 billion at March 31, 2011, from $3.3 billion at December 31, 2010. The increase was attributable to the net reduction of $67.1 million in accumulated other comprehensive loss, a $20.4 million increase in retained earnings, and the purchase of $1.6 million of capital stock by members during the quarter ended March 31, 2011. These increases to capital were offset with the transfer of $20.0 million of capital stock to mandatorily redeemable capital stock. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $48.0 million of non-credit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired and due to $28.8 million in non-credit losses that were reclassified from accumulated other comprehensive loss and charged to earnings. This reclassification was for securities that were previously other-than-temporarily impaired that incurred additional credit losses during the quarter ended March 31, 2011.

The Bank's ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members are required to increase their capital-stock investment in the Bank as their outstanding advances increase, as described in Item 1 — Business — Capital Resources of the 2010 Annual Report. As discussed in that Item, the Bank may either repurchase or redeem excess capital stock (stock in excess of what members are required to hold) in its sole discretion, however, the Bank continues its moratorium on excess stock repurchases, except in limited instances of former member insolvency. During the three months ended March 31, 2011, the Bank did not repurchase excess capital stock.

Subject to applicable law, the Bank redeems capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $106.6 million and $90.1 million at March 31, 2011, and December 31, 2010, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of March 31, 2011, and December 31, 2010 (dollars in thousands):

Contractual Year of Redemption	March 31, 2011	December 31, 2010
Due in one year or less	$—	$—
Due after one year through two years	—	—
Due after two years through three years	86,598	86,598
Due after three years through four years	10	10
Due after four years through five years	20,000	3,469
Total	$106,608	$90,077

At March 31, 2011, and December 31, 2010, members and nonmembers with capital stock outstanding held $2.0 billion and $1.9 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of March 31, 2011, and December 31, 2010 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2011	$574,950	$1,148,534	$1,723,506	$3,752,617	$2,029,111
December 31, 2010	576,529	1,269,151	1,845,703	3,754,502	1,908,799
_______________________
(1)    Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital requirements. The Bank is in compliance with these requirements as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital. Additionally, the Bank is subject to a capital rule under Finance Agency regulations (the Capital Rule) and has adopted additional minimum capital requirements, each of which is described under — Capital Rule and — Internal Minimum Capital Requirement in Excess of Regulation Requirements, respectively.

Internal Capital Practices and Policies

The Bank targets an operating range of 4.0 percent to 7.5 percent for its capital ratio, a range adopted in conjunction with the Bank's capital preservation measures. The Bank's capital ratio was 7.2 percent at March 31, 2011.
Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 28, 2011, the Director of the Finance Agency notified the Bank that, based on December 31, 2010, financial information, the Bank met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified the Bank of its capital classification based on March 31, 2011, financial information.
Internal Minimum Capital Requirements in Excess of Regulatory Requirements. To provide further protection for the Bank's capital base, the Bank maintains an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank's regulatory capital requirement plus its retained earnings target. As of March 31, 2011, this requirement equaled $3.1 billion, which was satisfied by the Bank's actual regulatory capital of $4.0 billion.

Retained Earnings Target and Dividends. The Bank's retained earnings target remains at $925.0 million reflecting continuing uncertainty about the economy and housing recovery. Unemployment remains persistently high and home prices and sales are stagnant, with significant amounts of inventory yet to be cleared. At March 31, 2011, the Bank had retained earnings of $269.5 million. For information on how the Bank adjusts its retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends in the 2010 Annual Report.

The retained earnings target will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. Management has analyzed the likelihood of the Bank meeting the retained earnings target as it evolves over the Bank's five-year forecast horizon and projects that the retained earnings target will be met within that time horizon, however, general economic developments more adverse than the Bank's projections or other factors outside of the Bank's control may cause the Bank to require additional time beyond the five-year horizon to meet the target.

On April 21, 2011, the Bank's board of directors declared a cash dividend that was equivalent to an annual yield of 0.31 percent on average daily balances of Class B shares outstanding during the quarter ending March 31, 2011.
Use of Stock from the Available Excess Stock Pool for Eligible Advances

As discussed in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Plan Amendments, the Bank has the ability to allow members to satisfy the activity-based stock investment requirements for eligible advances using stock from the excess stock pool.
The Bank currently allows members to use Class B stock from the excess stock pool to satisfy the activity-based stock investment requirements for eligible advances in an amount up to the lower of (1) $250.0 million and (2) 25 percent of the excess stock pool (the lower amount being the available excess stock pool). As of March 31, 2011, the pro forma excess stock pool was $2.0 billion resulting in an available pro forma excess stock pool of $250.0 million of which, $1.4 million was being used.

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

•    commitments that obligate the Bank for additional advances;

•    standby letters of credit;

•    commitments for unused lines-of-credit advances;

•    standby bond-purchase agreements with state housing authorities; and

•    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 1 — Notes to the Financial Statements — Note 18 — Commitments and Contingencies.

The Bank is required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. The Bank must make these payments to REFCorp until the total amount of payments made by all FHLBanks supports a $300 million annual annuity with a final maturity date of April 15, 2030. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on the Bank's net income of $23.1 million for the three months ended March 31, 2011, the Bank's AHP assessment was $2.6 million and the REFCorp assessment was $5.8 million for the three months ended March 31, 2011. See Item 1 — Business — Assessments of the 2010 Annual Report for additional information regarding REFCorp and AHP.

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

The Bank has identified five accounting estimates that it believes are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Bank's Audit Committee of the board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2010 Annual Report.

As of March 31, 2011, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements. Also described below are the results of the sensitivity analysis for private-label MBS.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the FHLBanks' OTTI governance committee.

The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. The Bank's base-case housing price forecast as of March 31, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0 percent to 2.8 percent in the first year, 0.0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 15.0 percent over the 3- to 9-month period beginning January 1, 2011. Thereafter, home prices were projected to increase within a range of 0.0 percent to 1.9 percent in the first year, 0.0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of March 31, 2011 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the Quarter Ended March 31, 2011	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	3	$68,811	$(515)	5	$84,096	$(2,829)
Alt-A	82	1,632,106	(30,004)	114	2,149,451	(123,490)
Subprime	1	1,075	(65)	3	6,371	(205)
Total private-label MBS	86	$1,701,992	$(30,584)	122	$2,239,918	$(126,524)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on recent accounting developments.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment for the Bank continues to undergo significant change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and Congress begins to debate proposals for housing finance and GSE reform.

Dodd-Frank Act

The Dodd-Frank Act will likely impact the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

New Requirements for the Bank's Derivatives Transactions from the Dodd-Frank Act

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps is intended to reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements, and new minimum margin and capital requirements imposed by regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank's swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank would be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.
The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling would put the Bank's collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent that the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or

“major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” as a result of the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank's interest-rate risk, which constitute the great majority of the Bank's derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it resumed entering into intermediated “swaps” with members.
It is also unclear how the final rule will treat caps, floors and other derivatives embedded in the Bank's advances products. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as “swaps.” However, at this time it remains unclear whether certain transactions between the Bank and the Bank's members will be treated as “swaps". Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed regulation would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
The Bank is actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011, and delays beyond that time are possible.

Regulation of Certain Nonbank Financial Companies

Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies. On February 11, 2011, the Federal Reserve Board issued a proposed rule with a comment deadline of March 30, 2011, that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

The Bank would be predominantly engaged in financial activities under either prong of the proposed test. In addition, the proposed rule also defines “significant nonbank financial company” to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If the Bank is determined to be a nonbank financial company subject to the Federal Reserve's regulatory oversight, then the Bank's operations and business may be adversely impacted by such oversight.

Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, an interagency oversight council created by the Dodd-Frank Act (the Oversight Council) issued a proposed rule with a comment deadline of February 25, 2011, that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include the availability of substitutes for the financial services and products the entity provides as well as the entity's size; interconnectedness with other significant financial firms; leverage and liquidity risk; and maturity mismatch and existing regulatory scrutiny. If the Bank is determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, then the Bank's operations and business are likely to be affected.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the Bank is made subject to the Volcker Rule, then the

Bank may be subject to additional limitations on the composition of the Bank's investment portfolio beyond Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase the Bank's regulatory requirements and incremental costs. COs are generally exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule with a comment deadline of March 28, 2011, on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule that became effective on April 1, 2011, to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Accordingly, FHLBank advances are now included in the Bank's members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it could adversely impact their demand for advances.

Joint Regulatory Actions

Proposed Rule on Incentive-Based Compensation Arrangements. On April 14, 2011, certain federal financial regulators, including the Finance Agency, published a proposed rule with a comment deadline of May 31, 2011, that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks. The Bank would be a covered financial institution under the proposed rule. The rule would require the Bank, among other things, to:

•	prohibit incentive-based compensation arrangements that provide excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	provide an annual report to the Finance Agency disclosing the structure of its incentive-compensation arrangements for covered persons;

•	require policies and procedures effecting the compensation standard set forth in the rule; and

•	require mandatory deferrals of 50 percent of annual incentive based compensation over no less than three years for executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm wide activities or material business lines and nonexecutive employees or groups of those employees whose activities may expose the institution to a material loss.

Under the proposed rule, covered financial institutions would be required to comply with three key risk-management principles related to the design and governance of incentive-based compensation: balanced design, independent risk-management controls, and strong governance.

The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods, and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50 percent deferral of annual incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule could impact the design of the Bank's compensation policies and practices, including its incentive-compensation policies and practices, if adopted as proposed.

Proposed Rule on Credit-Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the Finance Agency, the U.S. Department of Housing and Urban Development, and the SEC jointly issued a proposed rule with a comment deadline of June 10, 2011, which proposes requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rule-making as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae- and Freddie Mac-related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high-quality nonqualified residential mortgage loans that would have less than a five percent risk-retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by the Bank's members, which could adversely impact member demand for Bank products.

Housing GSE Reform

In the wake of the financial crisis and related housing problems, both Congress and the Obama Administration are considering changes to the U.S. housing finance structure, specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts could have implications for the FHLBanks.

On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America's Housing Finance Market. The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report suggests that the U.S. Treasury would support the following possible reforms for the FHLBank System:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to larger members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market.

In response, several bills have been introduced in Congress. While none propose specific changes to the FHLBanks, the Bank could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities. Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank advances if FHLBank members responded by retaining more of their mortgage loans in portfolio, using advances to fund the loans.

It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration's proposal. If legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The potential effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.

Finance Agency Regulatory Actions

Final Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director of the Finance Agency determines that the current level is insufficient to address such FHLBank's risks. The rule provides the factors that the Director may consider in making this determination including the FHLBank's:

•	current or anticipated declines in the value of its assets;

•	ability to access liquidity and funding;

•	credit, market, operational, and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	level of retained earnings;

•	initiatives, operations, products, or practices that entail heightened risk;

•	ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director of the Finance Agency.

The rule provides that the Director of the Finance Agency shall consider the need to maintain, modify, or rescind any such increase no less than every 12 months. If the Bank is required to increase its minimum capital level, the Bank could need to lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, the Bank could satisfy an increased capital requirement by disposing of assets to decrease the size of the Bank's balance sheet relative to total outstanding stock, which could adversely impact the Bank's results of operations and financial condition and ability to satisfy its mission.

Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the Finance Agency issued immediately effective final guidance which sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the Finance Agency and the Finance Agency's Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures, and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase the Bank's regulatory requirements, the Bank does not expect any material incremental costs or adverse impact to its business.

Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule with a comment deadline of April 11, 2011, that would restrict the Bank from purchasing, investing in, or taking security interests in mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay private transfer fee to covered associations (including organizations comprising owners of homes, condominiums, or cooperatives or certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the types of investments in mortgage loans that the Bank makes or the types of collateral that the Bank accepts for advances, the Bank's business could be adversely impacted.

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advanced notice of proposed rulemaking with a comment deadline of March 17, 2011, that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments and COs.

CREDIT RATING AGENCY DEVELOPMENTS

On April 18, 2011, S&P affirmed its AAA rating on long-term U.S. debt, although S&P revised its outlook to negative from stable based on the overall U.S. debt burden and related fiscal challenges in reducing the deficit. Based on that revision in outlook, on April 20, 2011, S&P:

•	affirmed the AAA rating on FHLBank COs but revised its outlook on COs to negative from stable based on the revised outlook for long-term U.S. debt; and

•	affirmed the AAA-long-term counterparty credit ratings of each of the 10 FHLBanks with such AAA-ratings but revised the outlook to negative from stable for each of those FHLBanks.

To the extent that the Bank's market access or debt costs rise in turn, the Bank's financial condition and results of operations may be adversely impacted.

The following table sets forth the credit ratings of each of the FHLBanks as of April 20, 2011, from S&P and Moody's.

Federal Home Loan Banks Long-Term and Short-Term Credit Ratings As of April 20, 2011

	S&P		Moody's
	Long-Term/ Short-Term Rating	Outlook	Long-Term/ Short-Term Rating	Outlook
FHLBank of Atlanta	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Boston	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Chicago	AA+/A-1+	Stable	Aaa/P-1	Stable
FHLBank of Cincinnati	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Dallas	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Des Moines	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Indianapolis	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of New York	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Pittsburgh	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of San Francisco	AAA/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Seattle	AA+/A-1+	Negative	Aaa/P-1	Stable
FHLBank of Topeka	AAA/A-1+	Negative	Aaa/P-1	Stable

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest-Rate Risk

Sources and Types of Market and Interest-Rate Risk

The Bank's balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks in the 2010 Annual Report.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At March 31, 2011, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $13.5 billion, compared with $13.6 billion at December 31, 2010. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.7 billion at both March 31, 2011, and December 31, 2010.

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

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both March 31, 2011, and December 31, 2010, this portfolio of investments had an amortized cost of $1.1 billion.

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

The Bank also manages its interest rate risk through the selective use of security investments chosen to effect a particular risk mitigation tactic, principally through the use of the purchase of fixed rate bullet maturity agency debentures that are funded by issuing debt with a duration generally one year less than the associated security. Deployment of this approach with its initial fixed spread serves as a hedge for the Bank's net interest income against the impact of low interest rates.

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

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon, and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $11.0 billion, or 32.5 percent of the Bank's total outstanding CO bonds at March 31, 2011, down from $12.0 billion, or 34.5 percent of total outstanding CO bonds, at December 31, 2010. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's Value at Risk (VaR) calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the CO bonds, that are attributable to changes in the benchmark LIBOR interest rate.

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

For a description of the information systems the Bank uses to evaluate its market- and interest-rate risks, see Item 7A —Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2010 Annual Report.

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

For purposes of measuring this ratio, the BVE is equal to the Bank's permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At March 31, 2011, the Bank's MVE was $3.6 billion and its BVE was $4.0 billion. At December 31, 2010, the Bank's MVE was $3.5 billion and its BVE was $4.0 billion. The Bank's ratio of MVE to BVE was 89.7 percent at March 31, 2011, up from 87.8 percent at December 31, 2010.

The primary drivers for the improvement in the Bank's MVE to BVE ratio since December 31, 2010, were:

•	improvement in prices for the Bank's private-label MBS holdings reflecting a continuing (but slow) return of liquidity to this market sector;

•	swap yields rising more than the Bank's debt costs resulting in the Bank's pay-fixed swaps appreciating in value more than the depreciation in the related hedged assets; and

•	a reduction to the Bank's total assets without a proportional reduction to the Bank's capital base.

The Bank targets a 100 percent ratio between its MVE to the par value of its Class B stock (referred to here as Par Stock), reflecting the Bank's intent to preserve the value of its members' capital investment in the Bank. As of March 31, 2011, that ratio was 96.2 percent, with the shortfall primarily reflecting the ongoing discounted value of the Bank's private-label MBS holdings. The Bank isolates the long-term impact of the depressed prices of its private-label MBS portfolio on its MVE, and has established a limit of 100 percent on the ratio of MVE to par stock when the impact of market illiquidity on MVE is removed, referred to as adjusted MVE. Under this measurement, the portion of the discounted price not attributable to credit losses is added back to market value. As of March 31, 2011, the ratio of adjusted MVE to Par Stock was 108.3 percent.

The following chart indicates the improvement in the Bank's MVE to BVE and MVE to Par Stock ratios over the preceding quarters, based on the factors described above.

Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario's likelihood. The following table presents the Bank's MVE to BVE and MVE to Par Stock ratios in different interest-rate scenarios.

	March 31, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
MVE/BVE	94.4%	89.7%	84.4%	92.5%	87.8%	82.8%
MVE/Par Stock	101.2%	96.2%	90.5%	98.6%	93.6%	88.3%
____________________________
(1) Down equals 200 basis points; however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore the Bank adjusts the down rate accordingly in periods of very low levels of interest rates.

(2) Up equals 200 basis points.

Value at Risk. VaR measures the change in the Bank's MVE to a ninety-ninth percent confidence interval, based on a set of stress scenarios based on historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to the beginning of 1978, consistent with Finance Agency regulations.

The table below presents the historical simulation VaR estimate as of March 31, 2011, and December 31, 2010, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2011		December 31, 2010
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.13)%	$(4.6)	(0.15)%	$(5.4)
75%	0.78	28.2	0.63	22.2
95%	2.78	100.4	2.27	79.9
99%	7.20	259.7	3.22	113.2
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors increased to $259.7 million as of March 31, 2011, from $113.2 million as of December 31, 2010.

The increase in VaR since December 31, 2010, resulted from certain factors experienced during the quarter ended March 31, 2011, including:

•	significant increases in intermediate and long-term swap yields; and

•	significant increases in intermediate and long-term yields in the Bank's funding curve.

The Bank believes that the increases causing the increase in VaR are a result of changing market expectations regarding interest rates over intermediate and long-term horizons due to inflation concerns.

The Bank's risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' risk committee of such breach and to take steps to reduce the risk exposure. The Bank complied with this limit at all times during the quarter ended March 31, 2011. Although VaR was nearing the internal limit at March 31, 2011, the Bank expects to take steps intended to stay within the limit.

Duration of Equity. A further measure of market risk employed by the Bank is its duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in market conditions including but not limited to prices, interest rates, and volatility. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and the converse holds true for increasing rate environments. The Bank has established a limit of 5.0 years for duration of equity based on a balanced consideration of market value sensitivity and net interest income sensitivity. The Bank did not exceed its 5.0 year limit in 2011.

Throughout 2010, the Bank took steps to reduce its net interest income exposure to a prolonged period of low market yields, including its deliberate maintenance of positive duration of equity, as described in the 2010 Annual Report under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk. However, during the period covered by this report, the Bank has taken actions in the first quarter of 2011 to maintain a lower duration of equity (consistent with the Bank's duration of equity at December 31, 2010) in anticipation of a rising interest-rate environment and expects to continue this approach into the second quarter of 2011. As of March 31, 2011, the Bank's duration of equity was +1.8 years, compared with +1.6 years at December 31, 2010.

The following table presents the Bank's duration of equity (in years) in different interest-rate scenarios:

	March 31, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
Duration of Equity	2.6	1.8	4.6	2.6	1.6	4.8
____________________________
(1) Down equals 200 basis points; however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore the Bank adjusts the down rate accordingly in periods of very low levels of interest rates.

(2) Up equals 200 basis points.

The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank's interest-rate risk exposure, the Bank removes noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2009 and 2010. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank's interest-rate risk profile than those inclusive of current spreads. As of March 31, 2011, management VaR stood at $193.2 million and management duration of equity was +1.8 years. As of December 31, 2010, management VaR stood at $78.4 million and management duration of equity was +1.6 years.

MPF Portfolio Management Action Trigger of 25 Percent of Bank VaR Limit. The Bank has established a management action trigger for VaR exposure from its investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of the Bank's overall VaR limit. While the Bank seeks to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and Bank's funding curves. Accordingly, the Bank maintains this management action trigger, which was $68.8 million at March 31, 2011, based on the Bank's overall VaR limit of $275.0 million. The Bank's actual MPF portfolio's VaR exposure at March 31, 2011, was $61.6 million, compared with $54.5 million as of December 31, 2010.

Duration Gap. The Bank measures the duration gap of its assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100-basis-point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including but not limited to maturity and repricing cash flows, for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the market value of equity in response to changing interest rates. A positive duration gap means that the Bank's total assets have an aggregate duration, or sensitivity to interest rate changes greater than its liabilities, and a negative duration gap means that the Bank's total assets have an aggregate duration shorter than its liabilities. The Bank's duration gap was +1.4 months at March 31, 2011, compared with +1.1 months at December 31, 2010.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for March 31, 2011, showed that in the worst-case scenario, the Bank's return on equity falls to 115 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank's return on equity does not reflect the potential impact of future credit losses.

Economic Capital Ratio Limit. The Bank has established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Finance Agency regulations require the Bank to maintain a regulatory capital ratio of book capital to book assets limit of no less than 4.0 percent, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital. The Bank seeks to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting the Bank's balance sheet and derivatives at current market expectations of future values. The Bank's economic capital ratio was 6.4 percent as of March 31, 2011, compared with 5.9 percent as of December 31, 2010.
The Bank's economic capital ratio was not below 4.0 percent at any time during the quarter ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 20, 2011, the Bank filed a complaint in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County, against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on the Bank's investments in certain private-label MBS issued by 115 securitization trusts for which the Bank originally paid approximately $5.8 billion. The complaint asserts claims based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, fraud by the rating agencies, and controlling person liability. The Bank is seeking various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date) and recovery of reasonable attorneys' fees and costs of suit.

The complaint names the following defendants and their affiliates and subsidiaries and defendants under their control or controlled by affiliates or subsidiaries thereof: Bank of America Corporation; Barclays Capital Inc.; The Bear Stearns Companies LLC; Capital One Financial Corporation; Citigroup, Inc.; Countrywide Financial Corporation; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; GMAC LLC; Fitch, Inc.; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; The McGraw-Hill Companies, Inc.; Moody's Corporation; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; Sandler, O'Neill & Partners, L.P.; UBS Americas Inc.; WaMu Capital, Corp.; and Wells Fargo & Company. The complaint also names various individuals due to their association and control over Lehman Brothers Holdings Inc. and its affiliates and subsidiaries and entities controlled by Lehman Brothers Holdings Inc.'s affiliates and subsidiaries in connection with certain of the investments that are the subject of the complaint.

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 28.8 percent of the Bank's capital stock as of March 31, 2011. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.7 percent of the Bank's capital stock as of March 31, 2011.

The Bank from time to time is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank's financial condition or results of operations. See Part I — Financial Information — Item 1 — Financial Statements — Notes to the Financial Statements — Note 18 — Commitments and Contingencies for additional information.

Item 1A.    RISK FACTORS

In addition to the risk factors below and other risks described herein, readers should carefully consider the risk factors set forth in the 2010 Annual Report, which could materially impact the Bank's business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2010 Annual Report are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially impact the Bank.

The Bank is subject to credit-risk exposures related to the loans that back its investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

The Bank has invested in HFA securities with an amortized cost of $232.8 million as of March 31, 2011. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although the Bank's policies require that HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase, some have since been downgraded and the fair values of some of these securities have also fallen and the Bank's gross unrealized losses on them totaled $41.2 million at March 31, 2011. As described in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Although the Bank has determined that none of these securities is other-than-temporarily impaired at March 31, 2011, should the underlying loans underperform the Bank's projections, the Bank could realize credit losses from these securities.

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

Increasing delinquency and loss severity trends experienced on some of the loans underlying the MBS in the Bank's portfolio, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use relatively more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. The Bank incurred credit losses of $30.6 million for private-label MBS that management determined were other-than-temporarily impaired for the three months ended March 31, 2011. If macroeconomic trends or collateral credit performance within the Bank's private-label MBS portfolio deteriorate further than currently anticipated, or if recent foreclosure moratoriums by several major mortgage servicers appear likely to negatively impact expected cash flows from impacted securities, even more stressful assumptions, including but not limited to lower house prices, higher loan-default rates, and higher loan-loss severities, may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which could be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank is projected to realize an additional $95.9 million in credit losses.

The Bank's access to the capital markets could be adversely impacted by any market disruptions that could result if the U.S. Congress does not increase the statutory debt limit.

The U.S. Treasury has projected that the statutory limit on the total amount of U.S. debt will be reached in May 2011. Although the U.S. Treasury could take measures to temporarily postpone the date the debt limit is actually reached, the U.S. Treasury currently projects that such measures would be exhausted in a relatively short period. If Congress does not increase the debt limit prior to such time, the U.S. Treasury would lose its borrowing authority at such time and a broad range of government payments could not be satisfied. Such an occurrence is likely to cause disruptions in the capital markets and could result in higher interest rates and borrowing costs for the FHLBanks. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds, the Bank's financial condition and results of operations could be negatively impacted.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

ITEM 6.  Exhibits

10.1	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks (incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on March 1, 2011).
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

May 12, 2011	By:	/s/	EDWARD A. HJERPE III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2011	By:	/s/	FRANK NITKIEWICZ
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)