Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Boston
filed 2011-08-11
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2011
Class A Stock, par value $100	zero
Class B Stock, par value $100	38,058,229

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$623,430	$6,151
Interest-bearing deposits	209	155
Securities purchased under agreements to resell	1,750,000	2,175,000
Federal funds sold	2,650,000	5,585,000
Investment securities:
Trading securities	4,906,415	5,579,741
Available-for-sale securities - includes $113,564 and $102,949 pledged as collateral at June 30, 2011, and December 31, 2010, respectively that may be repledged	5,454,799	7,335,035
Held-to-maturity securities - includes $32,987 and $62,770 pledged as collateral at June 30, 2011, and December 31, 2010, respectively that may be repledged (a)	7,326,019	6,459,544
Total investment securities	17,687,233	19,374,320
Advances	26,204,125	28,034,949
Mortgage loans held for portfolio, net of allowance for credit losses of $7,181 and $8,653 at June 30, 2011, and December 31, 2010, respectively	3,132,935	3,245,954
Accrued interest receivable	124,591	145,177
Resolution Funding Corporation (REFCorp) prepaid assessment	—	13,590
Premises, software, and equipment, net	4,519	4,547
Derivative assets	15,788	14,818
Other assets	40,864	47,640
Total Assets	$52,233,694	$58,647,301
LIABILITIES
Deposits:
Interest-bearing	$729,704	$711,222
Non-interest-bearing	15,789	34,299
Total deposits	745,493	745,521
Consolidated obligations, net:
Bonds	34,887,060	35,102,750
Discount notes	12,052,598	18,524,841
Total consolidated obligations, net	46,939,658	53,627,591
Mandatorily redeemable capital stock	227,429	90,077
Accrued interest payable	131,216	141,141
Affordable Housing Program (AHP) payable	24,839	23,138
REFCorp payable	5,297	—
Derivative liabilities	672,538	729,220
Other liabilities	121,664	15,108
Total liabilities	48,868,134	55,371,796
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 35,723 shares and 36,644 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	3,572,301	3,664,425
Retained earnings	288,520	249,191
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(3,157)	(15,193)
Net unrealized loss relating to hedging activities	(2,019)	(341)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(488,887)	(621,528)
Pension and postretirement benefits	(1,198)	(1,049)
Total accumulated other comprehensive loss	(495,261)	(638,111)
Total capital	3,365,560	3,275,505
Total Liabilities and Capital	$52,233,694	$58,647,301
_______________________________________
(a)   Fair values of held-to-maturity securities were $7,422,894 and $6,564,181 at June 30, 2011, and December 31, 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Advances	$83,019	$105,162	$169,507	$208,092
Prepayment fees on advances, net	10,134	1,615	11,327	2,187
Securities purchased under agreements to resell	405	1,118	945	1,402
Federal funds sold	1,357	4,061	3,758	6,726
Trading securities	4,839	2,777	10,236	4,629
Available-for-sale securities	15,863	19,248	34,051	32,685
Held-to-maturity securities	40,901	44,554	80,829	90,938
Prepayment fees on investments	535	31	549	31
Mortgage loans held for portfolio	37,855	42,246	76,189	85,572
Other	1	—	1	—
Total interest income	194,909	220,812	387,392	432,262
INTEREST EXPENSE
Consolidated obligations - bonds	115,990	137,220	236,116	274,479
Consolidated obligations - discount notes	2,123	9,004	7,262	14,731
Deposits	73	178	202	269
Mandatorily redeemable capital stock	133	—	269	—
Other borrowings	1	1	3	3
Total interest expense	118,320	146,403	243,852	289,482
NET INTEREST INCOME	76,589	74,409	143,540	142,780
(Reduction of) provision for credit losses	(1,509)	4	(1,458)	435
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	78,098	74,405	144,998	142,345
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(16,859)	(18,166)	(23,646)	(38,713)
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(18,935)	(12,277)	(42,732)	(14,553)
Net other-than-temporary impairment losses on investment securities recognized in income	(35,794)	(30,443)	(66,378)	(53,266)
Service fees	2,412	1,702	4,457	3,146
Net unrealized gains on trading securities	5,853	8,595	3,956	10,441
Net losses on derivatives and hedging activities	(7,874)	(14,457)	(6,053)	(17,289)
Realized net gain from sale of available-for-sale securities	4,432	—	12,801	—
Other	184	72	338	138
Total other loss	(30,787)	(34,531)	(50,879)	(56,830)
OTHER EXPENSE
Compensation and benefits	8,084	7,923	16,255	15,973
Other operating expenses	4,943	4,663	9,318	8,988
Federal Housing Finance Agency	1,162	815	2,460	1,725
Office of Finance	551	710	1,491	1,603
Other	3,063	278	3,599	570
Total other expense	17,803	14,389	33,123	28,859
INCOME BEFORE ASSESSMENTS	29,508	25,485	60,996	56,656
AHP	2,435	2,080	5,019	4,625
REFCorp	5,297	4,681	11,078	10,406
Total assessments	7,732	6,761	16,097	15,031
NET INCOME	$21,776	$18,724	$44,899	$41,625

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED JUNE 30, 2011 and 2010 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value			Total Capital
Balance March 31, 2010	36,462	$3,646,201	$165,507	$(926,733)	$2,884,975
Proceeds from sale of capital stock	127	12,665			12,665
Comprehensive income:
Net income			18,724		18,724
Other comprehensive income:
Net unrealized gains on available-for-sale securities				35,605	35,605
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(13,596)	(13,596)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities				25,873	25,873
Accretion of noncredit portion of impairment losses on held-to-maturity securities				72,165	72,165
Reclassification adjustment for previously deferred hedging gains and losses included in income				3	3
Pension and postretirement benefits				539	539
Total other comprehensive income					120,589
Total comprehensive income					139,313
BALANCE, JUNE 30, 2010	36,589	$3,658,866	$184,231	$(806,144)	$3,036,953

BALANCE, MARCH 31, 2011	36,460	$3,646,009	$269,544	$(571,034)	$3,344,519
Proceeds from sale of capital stock	471	47,113			47,113
Shares reclassified to mandatorily redeemable capital stock	(1,208)	(120,821)			(120,821)
Comprehensive income:
Net income			21,776		21,776
Other comprehensive income:
Net unrealized gains on available-for-sale securities				21,205	21,205
Less: reclassification adjustment for realized gain included in net income relating to available-for-sale securities				(4,432)	(4,432)
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(6,653)	(6,653)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities				25,588	25,588
Accretion of noncredit portion of impairment losses on held-to-maturity securities				41,920	41,920
Unrealized losses relating to hedging activities				(1,685)	(1,685)
Reclassification adjustment for previously deferred hedging gains and losses included in income				4	4
Pension and postretirement benefits				(174)	(174)
Total other comprehensive income					75,773
Total comprehensive income					97,549
Cash dividends on capital stock			(2,800)		(2,800)
BALANCE, JUNE 30, 2011	35,723	$3,572,301	$288,520	$(495,261)	$3,365,560

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2011 and 2010 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value			Total Capital
BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$(1,021,649)	$2,764,058
Proceeds from sale of capital stock	158	15,765			15,765
Comprehensive income:
Net income			41,625		41,625
Other comprehensive income:
Net unrealized gains on available-for-sale securities				50,664	50,664
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(30,540)	(30,540)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities				45,093	45,093
Accretion of noncredit portion of impairment losses on held-to-maturity securities				149,697	149,697
Reclassification adjustment for previously deferred hedging gains and losses included in income				7	7
Pension and postretirement benefits				584	584
Total other comprehensive income					215,505
Total comprehensive income					257,130
BALANCE, JUNE 30, 2010	36,589	$3,658,866	$184,231	$(806,144)	$3,036,953

BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	487	48,697			48,697
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)			(140,821)
Comprehensive income:
Net income			44,899		44,899
Other comprehensive income:
Net unrealized gains on available-for-sale securities				24,837	24,837
Less: reclassification adjustment for realized gain included in net income relating to available-for-sale securities				(12,801)	(12,801)
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities				(11,679)	(11,679)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities				54,411	54,411
Accretion of noncredit portion of impairment losses on held-to-maturity securities				89,909	89,909
Unrealized losses relating to hedging activities				(1,685)	(1,685)
Reclassification adjustment for previously deferred hedging gains and losses included in income				7	7
Pension and postretirement benefits				(149)	(149)
Total other comprehensive income					142,850
Total comprehensive income					187,749
Cash dividends on capital stock			(5,570)		(5,570)
BALANCE, JUNE 30, 2011	35,723	$3,572,301	$288,520	$(495,261)	$3,365,560

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)

	For the Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$44,899	$41,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(637)	2,809
(Reduction of) provision for credit losses	(1,458)	435
Change in net fair-value adjustments on derivatives and hedging activities	32,277	40,936
Net other-than-temporary impairment losses on investment securities recognized in income	66,378	53,266
Other adjustments	(313)	(143)
Realized gain from sale of available-for-sale securities	(12,801)	—
Net change in:
Market value of trading securities	(3,956)	(10,441)
Accrued interest receivable	20,586	(1,962)
Other assets	424	1,938
Accrued interest payable	(9,925)	(31,005)
Other liabilities	21,041	5,577
Total adjustments	111,616	61,410
Net cash provided by operating activities	156,515	103,035

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(54)	12
Securities purchased under agreements to resell	425,000	(2,500,000)
Federal funds sold	2,935,000	1,131,000
Premises, software, and equipment	(950)	(194)
Trading securities:
Net decrease (increase) in short-term	675,000	(1,615,000)
Proceeds from long-term	2,281	2,490
Purchases of long-term	—	(150,744)
Available-for-sale securities:
Net decrease in short-term	—	805,000
Proceeds from long-term	2,380,184	238,715
Purchases of long-term	(492,011)	(2,631,785)
Held-to-maturity securities:
Proceeds from long-term	720,580	1,265,730
Purchases of long-term	(1,407,534)	(628,505)
Advances to members:
Proceeds	82,223,938	80,658,596
Disbursements	(80,442,889)	(79,002,608)
Mortgage loans held for portfolio:
Proceeds	331,514	308,629
Purchases	(226,289)	(126,799)
Proceeds from sale of foreclosed assets	4,992	4,737
Net cash provided by (used in) investing activities	7,128,762	(2,240,726)

FINANCING ACTIVITIES

Net change in deposits	(1,770)	6,931
Net payments on derivative contracts with a financing element	(16,027)	(20,126)
Net proceeds from issuance of consolidated obligations:
Discount notes	383,742,037	617,934,449
Bonds	6,735,069	18,470,535
Payments for maturing and retiring consolidated obligations:
Discount notes	(390,212,465)	(618,572,896)
Bonds	(6,954,500)	(15,858,131)
Proceeds from issuance of capital stock	48,697	15,765
Payments for redemption of mandatorily redeemable capital stock	(3,469)	(4,278)
Cash dividends paid	(5,570)	—
Net cash (used in) provided by financing activities	(6,667,998)	1,972,249
Net increase (decrease) in cash and due from banks	617,279	(165,442)
Cash and due from banks at beginning of the year	6,151	191,143
Cash and due from banks at period end	$623,430	$25,701
Supplemental disclosures:
Interest paid	$276,641	$299,734
AHP payments	$3,038	$5,347
REFCorp assessments refunded	$(7,809)	$—
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$6,584	$5,500

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

Note 2 — Recently Issued Accounting Standards and Interpretations

Presentation of Comprehensive Income. On June 16, 2011, the Financial Accounting Standards Board (the FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012, and will be applied retrospectively for all periods presented. Early adoption is permitted. The Bank plans to elect the two-statement approach noted above beginning on January 1, 2012. The adoption of this guidance is expected to be limited to the presentation of its annual and interim financial statements and not affect its financial condition, results of operations and cash flows.

Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). On May 12, 2011, the FASB and the International Accounting Standards Board both issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosures about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements currently in GAAP. The new guidance goes into effect on January 1, 2012 for the Bank and will be applied prospectively. The Bank is currently evaluating the effect of the adoption of this guidance on the Bank's financial condition, results of operations, and cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for the Bank's interim and annual periods beginning on January 1, 2012. This guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance is not expected to have a material effect on the Bank's financial condition, results of operations, or cash flows.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. It is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance is effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Bank), and applies retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amended guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

Major Security Types. Trading securities as of June 30, 2011, and December 31, 2010, were as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Certificates of deposit	$4,644,915	$5,319,921
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed - residential	20,064	21,366
Government-sponsored enterprises (GSEs) - residential	7,512	8,438
GSEs - commercial	233,924	230,016
	261,500	259,820
Total	$4,906,415	$5,579,741

Net unrealized gains on trading securities for the six months ended June 30, 2011 and 2010, amounted to $4.0 million and $10.4 million for securities held on June 30, 2011 and 2010, respectively.

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of June 30, 2011, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational banks	$439,908	$—	$(23,107)	$416,801
Corporate bonds (2)	565,404	3,252	—	568,656
U.S. government-owned corporations	270,734	—	(32,777)	237,957
GSEs	2,737,630	53,849	(12,365)	2,779,114
	4,013,676	57,101	(68,249)	4,002,528
MBS
U.S. government guaranteed - residential	99,848	441	—	100,289
GSEs - residential	1,119,711	8,357	—	1,128,068
GSEs - commercial	224,721	—	(807)	223,914
	1,444,280	8,798	(807)	1,452,271
Total	$5,457,956	$65,899	$(69,056)	$5,454,799
_______________________
(1)         Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair value hedge accounting adjustments.
(2)    Consists of corporate debentures guaranteed by the Federal Deposit Insurance Corporation (the FDIC) under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

Available-for-sale securities as of December 31, 2010, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational banks	$437,525	$—	$(36,855)	$400,670
Corporate bonds (2)	1,169,173	5,628	—	1,174,801
U.S. government-owned corporations	269,291	—	(31,090)	238,201
GSEs	3,481,405	51,640	(14,587)	3,518,458
	5,357,394	57,268	(82,532)	5,332,130
MBS
U.S. government guaranteed - residential	166,780	496	(75)	167,201
GSEs - residential	1,572,036	10,911	—	1,582,947
GSEs - commercial	254,018	145	(1,406)	252,757
	1,992,834	11,552	(1,481)	2,002,905
Total	$7,350,228	$68,820	$(84,013)	$7,335,035
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

The following table summarizes available-for-sale securities with unrealized losses as of June 30, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$416,801	$(23,107)	$416,801	$(23,107)
U.S. government-owned corporations	—	—	237,957	(32,777)	237,957	(32,777)
GSEs	—	—	102,914	(12,365)	102,914	(12,365)
	—	—	757,672	(68,249)	757,672	(68,249)
MBS
GSEs - commercial	—	—	223,914	(807)	223,914	(807)
	—	—	223,914	(807)	223,914	(807)
Total temporarily impaired	$—	$—	$981,586	$(69,056)	$981,586	$(69,056)

The following table summarizes available-for-sale securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$400,670	$(36,855)	$400,670	$(36,855)
U.S. government-owned corporations	—	—	238,201	(31,090)	238,201	(31,090)
GSEs	264,775	(2,839)	102,869	(11,748)	367,644	(14,587)
	264,775	(2,839)	741,740	(79,693)	1,006,515	(82,532)
MBS
U.S. government guaranteed - residential	96,978	(75)	—	—	96,978	(75)
GSEs - commercial	—	—	227,216	(1,406)	227,216	(1,406)
	96,978	(75)	227,216	(1,406)	324,194	(1,481)
Total temporarily impaired	$361,753	$(2,914)	$968,956	$(81,099)	$1,330,709	$(84,013)

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2011, and December 31, 2010, are shown below (dollars in thousands).

	June 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$603,007	$605,981	$1,370,953	$1,379,527
Due after one year through five years	2,584,748	2,638,875	3,165,009	3,210,864
Due after five years through 10 years	—	—	—	—
Due after 10 years	825,921	757,672	821,432	741,739
	4,013,676	4,002,528	5,357,394	5,332,130
MBS (1)	1,444,280	1,452,271	1,992,834	2,002,905
Total	$5,457,956	$5,454,799	$7,350,228	$7,335,035
_______________________
(1)     MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of June 30, 2011, the amortized cost of the Bank's available-for-sale securities included net premiums of $92.5 million. Of that amount, $98.0 million of net premiums relate to non-MBS and $5.5 million of net discounts relate to MBS. As of December 31, 2010, the amortized cost of the Bank's available-for-sale securities included net premiums of $118.1 million. Of that amount, $123.7 million of net premiums related to non-MBS and $5.6 million of net discounts related to MBS.

At June 30, 2011, and December 31, 2010, 24.7 percent and 19.0 percent, respectively, of the Bank's fixed-rate available-for-sale securities were swapped to a floating rate.

Gain/Loss on Sale. The following table shows the proceeds from sale and gross gains and losses on available-for-sale securities (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sale of available-for-sale securities	$749,172	$—	$2,127,944	$—

Gross realized gains from sale of available-for-sale securities	6,046	—	14,415	—
Gross realized losses from sale of available-for-sale securities	(1,614)	—	(1,614)	—
Net realized gain from sale of available-for-sale securities	$4,432	$—	$12,801	$—

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of June 30, 2011, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$21,520	$—	$21,520	$1,899	$—	$23,419
State or local housing-finance-agency obligations	229,944	—	229,944	150	(40,970)	189,124
GSEs	71,788	—	71,788	2,433	—	74,221
	323,252	—	323,252	4,482	(40,970)	286,764
MBS
U.S. government guaranteed -residential	56,759	—	56,759	971	(1)	57,729
U.S. government guaranteed -commercial	480,353	—	480,353	3,881	(155)	484,079
GSEs - residential	3,461,675	—	3,461,675	76,823	(4,546)	3,533,952
GSEs - commercial	1,309,434	—	1,309,434	73,313	(5,247)	1,377,500
Private-label - residential	2,142,398	(487,323)	1,655,075	79,933	(87,710)	1,647,298
Private-label - commercial	12,883	—	12,883	706	(1)	13,588
Asset-backed securities (ABS) backed by home equity loans	28,152	(1,564)	26,588	253	(4,857)	21,984
	7,491,654	(488,887)	7,002,767	235,880	(102,517)	7,136,130
Total	$7,814,906	$(488,887)	$7,326,019	$240,362	$(143,487)	$7,422,894

Held-to-maturity securities as of December 31, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$24,856	$—	$24,856	$2,100	$—	$26,956
State or local housing-finance-agency obligations	235,735	—	235,735	413	(46,415)	189,733
GSEs	72,617	—	72,617	1,993	—	74,610
	333,208	—	333,208	4,506	(46,415)	291,299
MBS
U.S. government guaranteed -residential	64,975	—	64,975	1,184	—	66,159
GSEs - residential	2,899,360	—	2,899,360	76,784	(7,109)	2,969,035
GSEs - commercial	1,303,343	—	1,303,343	75,665	(8,758)	1,370,250
Private-label - residential	2,379,610	(620,927)	1,758,683	117,796	(102,557)	1,773,922
Private-label - commercial	71,799	—	71,799	743	(491)	72,051
ABS backed by home equity loans	28,777	(601)	28,176	229	(6,940)	21,465
	6,747,864	(621,528)	6,126,336	272,401	(125,855)	6,272,882
Total	$7,081,072	$(621,528)	$6,459,544	$276,907	$(172,270)	$6,564,181

The following table summarizes the held-to-maturity securities with unrealized losses as of June 30, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$458	$(2)	$145,717	$(40,968)	$146,175	$(40,970)

MBS
U.S. government guaranteed - residential	888	(1)	—	—	888	(1)
U.S. government guaranteed - commercial	40,200	(155)	—	—	40,200	(155)
GSEs - residential	428,416	(3,849)	47,602	(697)	476,018	(4,546)
GSEs - commercial	168,355	(5,247)	—	—	168,355	(5,247)
Private-label - residential	24,081	(438)	1,616,219	(495,388)	1,640,300	(495,826)
Private-label - commercial	—	—	2,348	(1)	2,348	(1)
ABS backed by home equity loans	—	—	21,984	(6,168)	21,984	(6,168)
	661,940	(9,690)	1,688,153	(502,254)	2,350,093	(511,944)
Total	$662,398	$(9,692)	$1,833,870	$(543,222)	$2,496,268	$(552,914)

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$—	$—	$149,256	$(46,415)	$149,256	$(46,415)

MBS
GSEs - residential	265,701	(6,399)	54,754	(710)	320,455	(7,109)
GSEs - commercial	172,958	(8,758)	—	—	172,958	(8,758)
Private-label - residential	—	—	1,767,929	(606,497)	1,767,929	(606,497)
Private-label - commercial	—	—	57,630	(491)	57,630	(491)
ABS backed by home equity loans	—	—	21,465	(7,312)	21,465	(7,312)
	438,659	(15,157)	1,901,778	(615,010)	2,340,437	(630,167)
Total	$438,659	$(15,157)	$2,051,034	$(661,425)	$2,489,693	$(676,582)

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at June 30, 2011, and December 31, 2010, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2011			December 31, 2010
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,265	$1,265	$1,279	$1,266	$1,266	$1,277
Due after one year through five years	73,609	73,609	76,052	74,478	74,478	76,562
Due after five years through 10 years	63,974	63,974	64,870	68,470	68,470	69,158
Due after 10 years	184,404	184,404	144,563	188,994	188,994	144,302
	323,252	323,252	286,764	333,208	333,208	291,299
MBS (2)	7,491,654	7,002,767	7,136,130	6,747,864	6,126,336	6,272,882
Total	$7,814,906	$7,326,019	$7,422,894	$7,081,072	$6,459,544	$6,564,181
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

As of June 30, 2011, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $553.6 million. Of that amount, net premiums of $4.5 million relate to non-MBS and net discounts of $558.1 million relate to MBS. As of December 31, 2010, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $523.4 million. Of that amount, net premiums of $5.3 million relate to non-MBS and net discounts of $528.7 million relate to MBS.

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

Available-for-Sale Securities

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at June 30, 2011. The Bank's available-for-sale securities portfolio has experienced unrealized losses that reflect the impact of normal yield and spread fluctuations attendant with security markets. However, the declines are considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of June 30, 2011:

•    Debentures issued by a supranational bank that were in an unrealized loss position as of June 30, 2011, are expected to return contractual principal and interest, based on the Bank's review and analysis of independent third-party credit reports on the supranational entity, and such supranational entity is rated triple-A by each of the nationally recognized statistical rating organizations (NRSROs).

•    Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated at the same level as the U.S. government by the NRSROs. These ratings reflect the U.S. government's implicit support of the government corporation as well as the entity's underlying business and financial risk.

•
U.S. government-guaranteed securities consist of MBS issued by the National Credit Union Administration. The Bank determined that the strength of the issuer's guarantees through direct obligation from the U.S. government is sufficient to protect the Bank from losses based on current expectations.

•    The Bank has concluded that the probability of default on debt issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as GSEs and their support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, are backed by mortgage loans conforming with those GSEs' underwriting requirements and the GSEs' credit guarantees as to full return of principal and interest.

Held-to-Maturity Securities

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization, and third-party bond insurance as applicable. As of June 30, 2011, none of the Bank's held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell the investments nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Agency MBS. For agency MBS, the Bank determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of June 30, 2011, all of the gross unrealized losses on such MBS are temporary. The Bank does not believe that the declines in market value of these securities are attributable to credit quality, and because the Bank does not intend to sell the investments, nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2011.

Private-Label Commercial MBS. Based upon the Bank's assessment of the creditworthiness of the issuers of private-label commercial MBS, the credit ratings assigned by the NRSROs, the performance of the underlying loans, and the credit support provided by the subordinate securities, the Bank expects that its holdings of private-label commercial MBS would not be settled at an amount less than the amortized cost bases in these investments. Furthermore, since the Bank does not believe that the declines in market value of these securities are attributable to credit quality, the Bank does not intend to sell the investments, nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider any of these investments to be other-than-temporarily impaired at June 30, 2011.

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

To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all Federal Home Loan Banks (the FHLBanks or the FHLBank System), the FHLBanks enhanced their overall other-than-temporary impairment process in 2009 by implementing a Systemwide governance committee (the OTTI Governance Committee) and establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. The Bank uses the FHLBanks' common framework and approved assumptions for purposes of its other-than-temporary impairment cash-flow analysis on its private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, the Bank has used alternative procedures to assess these securities for other-than-temporary impairment. The Bank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes, and

•	interest-rate assumptions.

In performing a detailed cash-flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, the Bank uses the effective interest rate derived from a variable-rate index such as one-month London Interbank Offered Rate (LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

In accordance with related guidance from the Federal Housing Finance Agency (Finance Agency), the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying the Bank's other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco or the FHLBank of Chicago have the ability to model a particular MBS owned by the Bank, the Bank projects the expected cash flows for that security based on the Bank's expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. The Bank forms these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

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

	As of June 30, 2011
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	171	$2,613,203	$2,074,742	$1,603,320	$1,599,036
FHLBank of Chicago	16	$24,435	$23,765	$22,330	$18,729
Bank's own cash-flow projections	13	$84,142	$68,423	$52,393	$47,887

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of the Bank's private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing-price forecast as of June 30, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2011, followed in each case by a three-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0 percent to 2.8 percent in the first year, 0.0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

The Bank does not intend to sell these securities and believes it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. The Bank recorded other-than-temporary impairment credit losses of $35.8 million for the three months ended June 30, 2011. For held-to-maturity securities, the noncredit portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended June 30, 2011, the Bank accreted $41.9 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the three months ended June 30, 2011, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $25.6 million for the three months ended June 30, 2011.

For those securities for which an other-than-temporary impairment was determined to have occurred during the quarter ended June 30, 2011 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Alt-A (1)
2007	$547,656	6.1%	3.8 - 13.3	79.3%	32.9 - 88.7	56.1%	46.8 - 62.0	15.4%	0.0 - 46.8
2006	918,161	6.5	3.4 - 9.8	77.1	50.2 - 89.2	57.6	48.8 - 62.3	17.3	0.0 - 44.7
2005	378,711	9.2	7.0 - 11.8	55.8	33.6 - 76.4	51.5	37.2 - 62.8	14.8	0.5 - 46.7
2004 and prior	7,969	7.3	7.3 - 7.3	65.4	65.4 - 65.4	45.7	45.7 - 45.7	38.8	38.8 - 38.8
Total	$1,852,497	6.9%	3.4 - 13.3	73.4%	32.9 - 89.2	55.9%	37.2 - 62.8	16.3%	0.0 - 46.8

ABS backed by home equity loans
Subprime (1)
2004 and prior	$4,092	9.5%	9.5%	36.4%	36.4%	96.1%	96.1%	28.6%	28.6%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (monoline insurers). The FHLBanks performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guarantee Insurance Corp., and Ambac Assurance Corp. (Ambac), are not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. For the remaining monoline insurer, MBIA Insurance Corp. (MBIA), the burnout period as of June 30, 2011, is six months, ending in December 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at June 30, 2011.

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized in the quarter ending June 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	June 30, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$55,974	$51,078	$36,309	$38,529
Private-label residential MBS – Alt-A	1,796,523	1,287,053	894,351	956,945
ABS backed by home equity loans – Subprime	4,092	4,048	2,949	2,949
Total other-than-temporarily impaired securities	$1,856,589	$1,342,179	$933,609	$998,423

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	June 30, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$81,485	$72,712	$51,596	$57,142
Private-label residential MBS – Alt-A	2,075,772	1,531,041	1,064,834	1,135,372
ABS backed by home equity loans – Subprime	6,643	5,937	4,373	4,626
Total other-than-temporarily impaired securities	$2,163,900	$1,609,690	$1,120,803	$1,197,140

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized for the three and six months ended June 30, 2011, (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Private-label residential MBS – Prime	$(304)	$(599)	$(903)	$(304)	$(1,114)	$(1,418)
Private-label residential MBS – Alt-A	(15,411)	(19,436)	(34,847)	(22,198)	(42,652)	(64,850)
ABS backed by home equity loans – Subprime	(1,144)	1,100	(44)	(1,144)	1,034	(110)
Total other-than-temporarily impaired securities	$(16,859)	$(18,935)	$(35,794)	$(23,646)	$(42,732)	$(66,378)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of other-than-temporary impairment charges were recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$540,179	$491,743	$523,881	$471,094
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	44	32	46	141
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	35,750	30,411	66,332	53,125
Reductions:
Securities matured during the period	(12,756)	(7,041)	(26,200)	(9,215)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(859)	(208)	(1,701)	(208)
Balance at end of period	$562,358	$514,937	$562,358	$514,937
_______________________
(1)    For the three months ended June 30, 2011 and 2010, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to April 1, 2011 and 2010. For the six months ended June 30, 2011 and 2010, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2011 and 2010.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$(549,742)	$(849,700)	$(621,528)	$(929,508)
Amounts reclassified from (to) accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(6,653)	(13,596)	(11,679)	(30,540)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	25,588	25,873	54,411	45,093
Net amount of impairment losses reclassified from accumulated other comprehensive loss	18,935	12,277	42,732	14,553
Accretion of noncredit portion of impairment losses on held-to-maturity securities	41,920	72,165	89,909	149,697
Balance at end of period	$(488,887)	$(765,258)	$(488,887)	$(765,258)

Note 7 — Advances

General Terms. At both June 30, 2011, and December 31, 2010, the Bank had advances outstanding, including AHP advances, at interest rates ranging from 0.00 percent to 8.37 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances and certain structured advances.

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$10,682	0.47%	$3,816	0.52%
Due in one year or less	8,703,233	1.23	9,925,269	1.43
Due after one year through two years	5,785,905	2.04	3,141,974	3.43
Due after two years through three years	3,206,896	3.29	6,176,646	2.26
Due after three years through four years	2,370,061	3.18	2,205,918	3.40
Due after four years through five years	1,636,737	3.31	1,664,257	3.18
Thereafter	3,901,977	3.91	4,278,296	4.00
Total par value	25,615,491	2.39%	27,396,176	2.51%
Premiums	30,681		33,447
Discounts	(24,548)		(25,657)
Hedging adjustments	582,501		630,983
Total	$26,204,125		$28,034,949

The Bank offers callable advances that provide members with the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2011, and December 31, 2010, the Bank had callable advances outstanding totaling $6.5 million and $11.5 million, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	June 30, 2011		December 31, 2010
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,682	—%	$3,816	0.0%
Due in one year or less	8,709,233	34.0	9,925,269	36.2
Due after one year through two years	5,786,405	22.6	3,153,474	11.5
Due after two years through three years	3,200,896	12.5	6,176,646	22.6
Due after three years through four years	2,369,561	9.3	2,199,418	8.0
Due after four years through five years	1,636,737	6.4	1,664,257	6.1
Thereafter	3,901,977	15.2	4,273,296	15.6
Total par value	$25,615,491	100.0%	$27,396,176	100.0%

The Bank also offers putable advances that provide the Bank with the right to put the fixed-rate advance to the member (and thereby extinguish the advance) on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at then-current Bank rates. Generally, such put options are exercised when interest rates increase. At June 30, 2011, and December 31, 2010, the Bank had putable advances outstanding totaling $5.6 billion and $6.8 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	June 30, 2011		December 31, 2010
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,682	—%	$3,816	0.0%
Due in one year or less	13,610,808	53.2	15,478,394	56.5
Due after one year through two years	4,966,355	19.4	2,358,424	8.6
Due after two years through three years	2,693,546	10.5	5,381,346	19.6
Due after three years through four years	1,877,311	7.3	1,666,918	6.1
Due after four years through five years	1,273,337	5.0	1,335,007	4.9
Thereafter	1,183,452	4.6	1,172,271	4.3
Total par value	$25,615,491	100.0%	$27,396,176	100.0%

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	June 30, 2011	December 31, 2010
Par value of advances
Fixed-rate	$21,265,809	$23,024,360
Variable-rate	4,349,682	4,371,816
Total par value	$25,615,491	$27,396,176

At June 30, 2011, 41.5 percent of the Bank's fixed-rate advances were swapped to a floating rate and 0.8 percent of the Bank's variable-rate advances were swapped to a different variable-rate index.

At December 31, 2010, 45.9 percent of the Bank's fixed-rate advances were swapped to a floating rate and 0.6 percent of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.
The Bank's potential credit risk from advances is principally concentrated in commercial banks, savings institutions, and credit unions. At June 30, 2011, and December 31, 2010, the Bank had $7.2 billion and $8.8 billion, respectively, of advances outstanding that were greater than or equal to $1.0 billion per borrower. These advances were made to two members at June 30, 2011, and three members at December 31, 2010, representing 28.1 percent and 32.2 percent, respectively, of total advances outstanding.

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

Note 8 — Mortgage Loans Held for Portfolio

The Bank invests in fixed-rate single-family mortgages through the Mortgage Partnership Finance® (MPF®) program. These investments in mortgage loans are guaranteed or insured by federal agencies or are credit-enhanced by participating financial institutions. All such mortgage loans are held for portfolio. These investments in mortgage loans are originated and credit-enhanced by the originating institution. The majority of these loans are serviced by the originating institution. A portion of these loans are sold servicing-released by the participating financial institution and serviced by a third party servicer.

The following table presents certain characteristics of the mortgage loans in which the Bank invests (dollars in thousands):

	June 30, 2011	December 31, 2010
Real estate
Fixed-rate 15-year single-family mortgages	$681,787	$718,333
Fixed-rate 20- and 30-year single-family mortgages	2,433,805	2,513,030
Premiums	31,278	31,235
Discounts	(6,556)	(7,344)
Deferred derivative gains and losses, net	(198)	(647)
Total mortgage loans held for portfolio	3,140,116	3,254,607
Less: allowance for credit losses	(7,181)	(8,653)
Total mortgage loans, net of allowance for credit losses	$3,132,935	$3,245,954

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2011	December 31, 2010
Conventional mortgage loans	$2,802,714	$2,908,587
Government-insured or -guaranteed mortgage loans	312,878	322,776
Total par value	$3,115,592	$3,231,363

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
Portfolio Segments. The Bank has established an allowance methodology for each of the Bank's portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for 1) advances, letters of credit, and other extensions of credit to members, collectively referred to as credit products; 2) government-guaranteed or -insured mortgage loans held for portfolio; 3) conventional mortgage loans held for portfolio; 4) securities purchased under agreements to resell; and 5) federal funds sold.
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
Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral pledged to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank requires all borrowers that pledge securities collateral to place physical possession of such securities collateral with the Bank's safekeeping agent or the borrower's securities corporation, subject to a control agreement giving the Bank appropriate control over such collateral. In addition, CFIs are eligible to utilize expanded statutory collateral provisions for small-business and agriculture loans. The Bank's capital stock owned by members is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management believes these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the borrower, the Bank may allow the borrower to retain possession of loan collateral pledged to the Bank while agreeing to hold such collateral for the benefit of the Bank or require the borrower to specifically assign or place physical possession of such loan collateral with the Bank or a third-party custodian approved by the Bank.

The Bank is provided an additional safeguard for its security interests by Section 10(e) of the FHLBank Act, which affords any security interest granted by a member or borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to the security interests of the Bank under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act in which the U.S. Congress (Congress) declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank perfects its security interests in the collateral pledged by its members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2011, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of its outstanding extensions of credit. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts or haircuts.

The Bank continues to evaluate and make changes to its collateral guidelines, as the Bank believes necessary, based on current market conditions. At June 30, 2011, and December 31, 2010, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the six months ended June 30, 2011 and 2010.

Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, the Bank has not recorded any allowance for credit losses on credit products at June 30, 2011, and December 31, 2010. At June 30, 2011, and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on the Bank's off-balance-sheet credit exposure.

Mortgage Loans - Government-insured or -guaranteed

The Bank invests in government-insured or -guaranteed fixed-rate mortgage loans secured by one- to four-family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or by the U.S. Department of Housing and Urban Development. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicers fail to pay for losses not covered by the applicable government agency. Based on the Bank's assessment of its servicers for these loans, there is no allowance for credit losses for the government-insured and -guaranteed mortgage loans portfolio as of June 30, 2011, and December 31, 2010. In addition, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.

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

The Bank's allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans (which may include primary or supplemental mortgage insurance) under the MPF program. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the Bank's allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement fees. The Bank records credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. The Bank incurred credit-enhancement fees of $759,000 and $861,000 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Bank incurred credit enhancement fees of $1.6 million and $1.7 million respectively.

For conventional mortgage loans, credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to the first-loss account. The aggregated amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's credit-enhancement amount, then to the Bank after the member's credit-enhancement amount has been exhausted. The amount of the first-loss account remaining to absorb losses for loans owned by the Bank is partly dependent on the percentage of loans owned by the Bank that are within master commitments which include loans that are owned, in whole or in part, by other MPF Banks. Assuming losses occur on a proportional basis between loans owned by the Bank and loans owned by other MPF Banks, at June 30, 2011, and December 31, 2010, the amount of first-loss account remaining for losses attributable to the Bank was $24.9 million and $27.8 million, respectively. For certain MPF products, the Bank's losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates the credit enhancements of the MPF program. Migration analysis is a methodology for estimating, through the Bank's experience over a historical period, the rate of loss incurred on pools of similar loans. The Bank applies migration analysis to loans based on its experience with loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due, as well as to loans 60 or more days past due following receipt of notice of filing from the bankruptcy court. The Bank then estimates the dollar amount of loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statement of condition date.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans (typically impaired mortgage loans that are considered collateral dependent), may be specifically identified for purposes of calculating the allowance for credit losses.
A mortgage loan is considered collateral dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no credit enhancement from a participating financial institution to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The Bank applies an estimated loss severity rate, which is used to estimate the fair value of the collateral. The resulting loss recorded is equal to the carrying value of the loan less the estimated fair value of the collateral less estimated selling costs.

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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. As of June 30, 2011, and December 31, 2010, the Bank determined that an allowance for credit losses should be established for credit losses on its conventional mortgage loans. The following table presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2011 and 2010, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2011

(dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is not net of any valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for credit losses
Balance at beginning of period	$8,696	$2,500	$8,653	$2,100
Charge-offs	(6)	(4)	(14)	(35)
Provision for credit losses	(1,509)	4	(1,458)	435
Balance at end of period	$7,181	$2,500	$7,181	$2,500
Ending balance, individually evaluated for impairment	$—		$—
Ending balance, collectively evaluated for impairment	$7,181		$7,181
Recorded investment, end of period (1)
Individually evaluated for impairment	$—		$—
Collectively evaluated for impairment	$2,839,201		$2,839,201
_________________________
(1)     Excludes government-guaranteed or -insured loans.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans at June 30, 2011, and December 31, 2010 (dollars in thousands):

	June 30, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$43,143	$14,138	$57,281
Past due 60-89 days delinquent	12,874	5,675	18,549
Past due 90 days or more delinquent	49,697	21,392	71,089
Total past due	105,714	41,205	146,919
Total current loans	2,733,487	277,890	3,011,377
Total mortgage loans	$2,839,201	$319,095	$3,158,296
Other delinquency statistics
In process of foreclosure, included above (1)	$26,250	$7,376	$33,626
Serious delinquency rate (2)	1.79%	6.73%	2.29%
Past due 90 days or more still accruing interest	$—	$21,392	$21,392
Loans on nonaccrual status (3)	$49,697	$—	$49,697
Troubled debt restructurings	$248	$—	$248
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
(3)     Represents conventional (i.e., not government -guaranteed or -insured) mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2010
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$42,624	$15,924	$58,548
Past due 60-89 days delinquent	16,336	6,661	22,997
Past due 90 days or more delinquent	54,935	20,322	75,257
Total past due	113,895	42,907	156,802
Total current loans	2,829,988	286,298	3,116,286
Total mortgage loans	$2,943,883	$329,205	$3,273,088
Other delinquency statistics
In process of foreclosure, included above (1)	$31,456	$7,731	$39,187
Serious delinquency rate (2)	1.89%	6.17%	2.32%
Past due 90 days or more still accruing interest	$—	$20,322	$20,322
Loans on nonaccrual status (3)	$54,935	$—	$54,935
Troubled debt restructurings	$238	$—	$238
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
(3)     Represents conventional (i.e., not government -guaranteed or -insured) mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

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
At June 30, 2011, and December 31, 2010, the Bank had $7.7 million and $6.5 million, respectively, in assets classified as REO. During the six months ended June 30, 2011 and 2010, the Bank sold REO assets with a recorded carrying value of $4.5 million and $4.2 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $313,000 and $143,000 on the sale of REO assets during the six months ended June 30, 2011 and 2010, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

These investments are all short-term (all less than three months) and the recorded balance approximates fair value. The Bank invests in federal funds sold with highly rated counterparties and are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of June 30, 2011, and December 31, 2010, were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to highly rated counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at June 30, 2011, and December 31, 2010.

Purchases, Sales, and Reclassifications

During the six months ended June 30, 2011, there were no significant purchases or sales of financing receivables. Furthermore, there were no reclassifications of financing receivables to held for sale during the period.

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

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded either in earnings (fair-value hedges) or accumulated other comprehensive loss (cash-flow hedges). Two approaches to hedge accounting include:

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

Derivatives that are used in fair value hedges are typically executed at the same time as the hedged items, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation (CO) that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of June 30, 2011, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

Credit Risk. The table below presents credit risk exposure on derivative instruments, excluding instances where a counterparty's pledged cash collateral to the Bank exceeds the Bank's net position (dollars in thousands).

	June 30, 2011	December 31, 2010
Total net exposure at fair value(1)	$17,318	$17,098
Cash collateral held	1,530	2,280
Net exposure after collateral	$15,788	$14,818
_______________________
(1)  Includes net accrued interest receivable of $2.6 million and $2.2 million at June 30, 2011, and December 31, 2010, respectively.

Certain of the Bank's derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. Under the terms that govern such instruments, if the Bank's credit rating is lowered by an NRSRO, the Bank is required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2011, was $672.4 million for which the Bank had delivered collateral with a post-haircut value of $397.1 million in the normal course of business. The following table sets forth the post-haircut value of incremental collateral that the Bank would have been required to deliver based on incremental credit rating downgrades at June 30, 2011.

Post-haircut Value of Incremental Collateral to be Delivered as of June 30, 2011 (dollars in thousands)

Ratings downgrade (1)
From	To	Incremental Collateral
AAA	AA+	$183,370
AA+	AA or AA-	50,000
AA-	A+, A or A-	35,913
A-	Below A-	6,000
_______________________
(1)    Ratings are expressed in this table according to Standard & Poor's Rating Service's (S&P's) conventions but include the equivalent of such rating by each NRSRO.

The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's Investor Services (Moody's) at the time of the transaction. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 — Consolidated Obligations for additional information. Note 18 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Financial Statement Impact and Additional Financial Information. Net losses on derivatives and hedging activities for the three and six months ended June 30, 2011 and 2010, were as follows (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$669	$452	$1,401	$1,374
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(7,749)	(15,618)	(6,722)	(19,509)
Interest-rate caps or floors	(1,140)	(4)	(1,151)	(17)
Mortgage-delivery commitments	346	713	419	863
Total net losses related to derivatives not designated as hedging instruments	(8,543)	(14,909)	(7,454)	(18,663)

Net losses on derivatives and hedging activities	$(7,874)	$(14,457)	$(6,053)	$(17,289)
The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on the Bank's net interest income for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended June 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(43,316)	$43,429	$113	$(72,546)
Investments	(22,303)	22,594	291	(12,034)
Deposits	50	(50)	—	393
COs – bonds	42,460	(42,195)	265	42,429
	$(23,109)	$23,778	$669	$(41,758)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Three Months Ended June 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(81,584)	$81,554	$(30)	$(100,240)
Investments	(85,523)	85,248	(275)	(12,811)
Deposits	366	(366)	—	394
COs – bonds	90,638	(89,881)	757	55,992
	$(76,103)	$76,555	$452	$(56,665)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Six Months Ended June 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$48,950	$(48,482)	$468	$(149,809)
Investments	363	346	709	(24,222)
Deposits	(358)	358	—	787
COs – bonds	1,133	(909)	224	85,105
	$50,088	$(48,687)	$1,401	$(88,139)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Six Months Ended June 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(67,262)	$67,452	$190	$(210,399)
Investments	(88,967)	88,961	(6)	(25,749)
Deposits	478	(478)	—	790
COs – bonds	123,401	(122,292)	1,109	116,647
COs - discount notes	(67)	148	81	75
	$(32,417)	$33,791	$1,374	$(118,636)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The losses recognized in accumulated other comprehensive loss for hedged items in cash-flow hedging relationships were $1.7 million for both the three and six months ended June 30, 2011. The Bank had no derivatives and hedged items in cash-flow hedging relationships during the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2011 and 2010, there were no reclassifications from other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter.

As of June 30, 2011, none of the Bank's unrecognized net losses on derivative instruments accumulated in other comprehensive loss are expected to be reclassified to earnings during the next 12 months. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is three years.

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

The following table presents the fair value of derivative instruments as of June 30, 2011 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$20,189,087	$240,109	$(877,533)
Interest-rate futures / forwards	700,000	1,232	(2,917)
Total derivatives designated as hedging instruments	20,889,087	241,341	(880,450)

Derivatives not designated as hedging instruments
Interest-rate swaps	265,750	—	(14,867)
Interest-rate caps or floors	316,500	1,998	(56)
Mortgage-delivery commitments (1)	20,396	13	(109)
Total derivatives not designated as hedging instruments	602,646	2,011	(15,032)
Total notional amount of derivatives	$21,491,733
Total derivatives before netting and collateral adjustments		243,352	(895,482)
Netting adjustments (2)		(222,944)	222,944
Cash collateral and related accrued interest		(4,620)	—
Derivative assets and derivative liabilities		$15,788	$(672,538)
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
Deposits at June 30, 2011, and December 31, 2010, include hedging adjustments of $4.4 million and $4.8 million, respectively.
The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	June 30, 2011	December 31, 2010
Interest bearing
Demand and overnight	$696,516	$677,568
Term	28,844	28,882
Other	4,344	4,772
Non-interest bearing
Other	15,789	34,299
Total deposits	$745,493	$745,521

Note 12 — Consolidated Obligations
COs consist of CO bonds and CO discount notes. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
The following is a summary of the Bank's participation in CO bonds outstanding at June 30, 2011, and December 31, 2010, by year of contractual maturity (dollars in thousands):

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$11,395,750	0.99%	$12,400,350	1.13%
Due after one year through two years	10,051,430	1.69	7,873,080	1.90
Due after two years through three years	4,721,050	2.17	6,063,750	2.31
Due after three years through four years	2,640,795	2.89	2,323,845	2.48
Due after four years through five years	2,351,250	2.84	2,434,000	2.94
Thereafter	3,385,450	3.98	3,705,700	4.01
Total par value	34,545,725	1.92%	34,800,725	2.03%
Premiums	179,927		146,434
Discounts	(32,455)		(37,363)
Hedging adjustments	193,863		192,954
Total	$34,887,060		$35,102,750

The Bank's CO bonds outstanding at June 30, 2011, and December 31, 2010, included (dollars in thousands):

	June 30, 2011	December 31, 2010
Par value of CO bonds
Noncallable and non-putable	$30,442,725	$29,556,725
Callable	4,103,000	5,244,000
Total par value	$34,545,725	$34,800,725

The following is a summary of the Bank's participation in CO bonds outstanding at June 30, 2011, and December 31, 2010, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Due in one year or less	$15,215,750	$17,161,350
Due after one year through two years	9,956,430	7,303,080
Due after two years through three years	3,754,050	5,355,750
Due after three years through four years	2,235,795	1,528,845
Due after four years through five years	1,581,250	1,559,000
Thereafter	1,802,450	1,892,700
Total par value	$34,545,725	$34,800,725

The following table details CO bonds by interest-rate-payment type at June 30, 2011, and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Par value of CO bonds
Fixed-rate	$25,345,725	$26,980,725
Simple variable-rate	7,700,000	6,600,000
Step-up	1,500,000	1,220,000
Total par value	$34,545,725	$34,800,725

At June 30, 2011, and December 31, 2010, 39.0 percent and 42.5 percent, respectively, of the Bank's fixed-rate CO bonds were swapped to a floating rate.

Consolidated Obligation Discount Notes. The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2011	$12,052,598	$12,053,358	0.04%
December 31, 2010	$18,524,841	$18,526,985	0.11%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program
The Bank charges the amount set aside for AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $94.4 million and $95.3 million at June 30, 2011, and December 31, 2010, respectively.
The following table is an analysis of the AHP liability for the six months ended June 30, 2011, and year ended December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance at beginning of period	$23,138	$23,994
AHP expense for the period	5,019	11,843
AHP direct grant disbursements	(3,038)	(10,125)
AHP subsidy for below-market-rate advance disbursements	(627)	(2,895)
Return of previously disbursed grants and subsidies	347	321
Balance at end of period	$24,839	$23,138

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

The following tables demonstrate the Bank's compliance with its regulatory capital requirements at June 30, 2011, and December 31, 2010 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2011	December 31, 2010

Permanent capital
Class B capital stock	$3,572,301	$3,664,425
Mandatorily redeemable capital stock	227,429	90,077
Retained earnings	288,520	249,191
Total permanent capital	$4,088,250	$4,003,693
Risk-based capital requirement
Credit-risk capital	$630,574	$636,913
Market-risk capital	172,829	113,226
Operations-risk capital	241,021	225,042
Total risk-based capital requirement	$1,044,424	$975,181
Excess of risk-based capital requirement	$3,043,826	$3,028,512

	June 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$1,044,424	$4,088,250	$975,181	$4,003,693
Total regulatory capital	$2,089,348	$4,088,250	$2,345,892	$4,003,693
Total capital-to-asset ratio	4.0%	7.8%	4.0%	6.8%

Leverage Ratio
Leverage capital	$2,611,685	$6,132,375	$2,932,365	$6,005,540
Leverage capital-to-assets ratio	5.0%	11.7%	5.0%	10.2%

Joint Capital Enhancement Agreement

The 12 FHLBanks entered into a Joint Capital Enhancement Agreement (the Capital Agreement), as amended, which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCorp obligation to a separate retained earnings account at that FHLBank.

Because each FHLBank has been required to contribute 20 percent of its earnings toward payment of the interest on REFCorp bonds until the REFCorp obligation has been satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCorp obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCorp obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a separate restricted retained earnings account.

Note 15 — Employee Retirement Plans

Qualified Defined Benefit Multi-Employer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $924,000 and $1.2 million for the three months ended June 30, 2011, and 2010, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1.8 million and $2.3 million for the six months ended June 30, 2011, and 2010, respectively.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions charged to compensation and benefit expense were $217,000 and $207,000 in the three months ended June 30, 2011 and 2010, respectively. The Bank's matching contributions charged to compensation and benefit expense were $434,000 and $416,000 for the six months ended June 30, 2011 and 2010, respectively.

Nonqualified Defined Contribution Plan. The Bank also maintains the Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank recognized expenses of $11,000 and $9,000 in the three months ended June 30, 2011 and 2010, respectively, related to this plan. The Bank recognized expenses of $52,000 and $17,000 in the six months ended June 30, 2011 and 2010, respectively, related to this plan. The Bank's obligation from this plan, was $3.4 million and $2.9 million at June 30, 2011, and December 31, 2010, respectively.

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, the Bank recorded the following amounts as of June 30, 2011, and December 31, 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Change in benefit obligation (1)
Benefit obligation at beginning of year	$3,859	$5,090	$499	$458
Service cost	120	205	13	24
Interest cost	109	221	13	25
Actuarial loss (gain)	230	(293)	(9)	9
Benefits paid	—	(1,364)	(7)	(17)
Benefit obligation at end of period	4,318	3,859	509	499
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	1,364	7	17
Benefits paid	—	(1,364)	(7)	(17)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(4,318)	$(3,859)	$(509)	$(499)
______________________
(1)          Represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following tables present the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$66	$56	$6	$3
Interest cost	56	61	6	6
Amortization of prior service cost	—	(5)	—	—
Amortization of net actuarial loss (gain)	47	(15)	—	—
Loss due to settlement of pension obligation	—	333	—	—
Net periodic benefit cost	$169	$430	$12	$9

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$120	$124	$13	$12
Interest cost	109	133	13	13
Amortization of prior service cost	—	(9)	—	—
Amortization of net actuarial loss	71	33	1	—
Loss due to settlement of pension obligation	—	333	—	—
Net periodic benefit cost	$300	$614	$27	$25

Note 16 — Segment Information

In the first quarter of 2011, the Bank began reporting on an enterprise-wide basis rather than providing separate segment information for the MPF program. The enterprise-wide method of evaluating the Bank's financial information reflects the manner in which the chief operating decision-maker manages the business. Accordingly, the Bank will no longer present separate Mortgage Loan Finance segment information.

Note 17 — Fair Values

The carrying values and fair values of the Bank’s financial instruments at June 30, 2011, and December 31, 2010, were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$623,430	$623,430	$6,151	$6,151
Interest-bearing deposits	209	209	155	155
Securities purchased under agreements to resell	1,750,000	1,749,968	2,175,000	2,174,965
Federal funds sold	2,650,000	2,649,949	5,585,000	5,584,920
Trading securities	4,906,415	4,906,415	5,579,741	5,579,741
Available-for-sale securities	5,454,799	5,454,799	7,335,035	7,335,035
Held-to-maturity securities	7,326,019	7,422,894	6,459,544	6,564,181
Advances	26,204,125	26,534,050	28,034,949	28,334,306
Mortgage loans, net	3,132,935	3,308,908	3,245,954	3,406,467
Accrued interest receivable	124,591	124,591	145,177	145,177
Derivative assets	15,788	15,788	14,818	14,818
Liabilities:
Deposits	(745,493)	(745,245)	(745,521)	(745,276)
Consolidated obligations:
Bonds	(34,887,060)	(35,404,759)	(35,102,750)	(35,519,770)
Discount notes	(12,052,598)	(12,052,848)	(18,524,841)	(18,525,104)
Mandatorily redeemable capital stock	(227,429)	(227,429)	(90,077)	(90,077)
Accrued interest payable	(131,216)	(131,216)	(141,141)	(141,141)
Derivative liabilities	(672,538)	(672,538)	(729,220)	(729,220)
Other:
Commitments to extend credit for advances	—	944	—	(1,756)
Standby bond-purchase agreements	—	5,094	—	4,556
Standby letters of credit	(467)	(467)	(891)	(891)

Fair-Value Methodologies and Techniques

The fair-value amounts above have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2011, and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. For investment securities other than HFA floating-rate obligations, the Bank requests prices from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (for example, prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. In obtaining such valuation information from third parties, the Bank generally reviews the valuation methodologies used to develop the fair values to determine whether such valuations are representative of an exit price in the Bank's principal markets.

Investment Securities – Housing-Finance-Agency Floating-Rate Obligations. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

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

Advances. The Bank determines the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. The Bank does not account for credit risk in determining the fair value of the Bank's advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. The Bank has the ability to establish a blanket lien on all financial assets of most members, and in the case of federally-insured depository institutions, the Bank’s lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

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

Derivative Assets/Liabilities – Interest-Rate-Exchange Agreements. The Bank bases the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received from or delivered to the counterparty, where an offset right exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. The Bank enters into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. The Bank establishes master-netting agreements to reduce its exposure from counterparty defaults, and enters into bilateral-collateral-

exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE securities or cash. All of these factors serve to mitigate credit and nonperformance risk to the Bank.

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

Consolidated Obligations. The Bank estimates fair values based on the cost of issuing comparable term debt, excluding noninterest selling costs. Fair values of COs without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance (the FHLBanks' agent that issues and services the Banks' COs). Fair values of COs with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers.

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

Fair Value Measured on a Recurring Basis

The following tables present the Bank's assets and liabilities that are measured at fair value on the statement of condition at June 30, 2011, and December 31, 2010, by fair-value hierarchy level (dollars in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$4,644,915	$—	$—	$4,644,915
U.S. government-guaranteed - residential MBS	—	20,064	—	—	20,064
Government-sponsored enterprises - residential MBS	—	7,512	—	—	7,512
Government-sponsored enterprises - commercial MBS	—	233,924	—	—	233,924
Total trading securities	—	4,906,415	—	—	4,906,415
Available-for-sale securities:
Supranational banks	—	416,801	—	—	416,801
Corporate bonds	—	568,656	—	—	568,656
U.S. government-owned corporations	—	237,957	—	—	237,957
Government-sponsored enterprises	—	2,779,114	—	—	2,779,114
U.S. government guaranteed - residential MBS	—	100,289	—	—	100,289
Government-sponsored enterprises - residential MBS	—	1,128,068	—	—	1,128,068
Government-sponsored enterprises - commercial MBS	—	223,914	—	—	223,914
Total available-for-sale securities	—	5,454,799	—	—	5,454,799
Derivative assets:
Interest-rate-exchange agreements	—	243,339	—	(227,564)	15,775
Mortgage delivery commitments	—	13	—	—	13
Total derivative assets	—	243,352	—	(227,564)	15,788
Total assets at fair value	$—	$10,604,566	$—	$(227,564)	$10,377,002
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(895,373)	$—	$222,944	$(672,429)
Mortgage delivery commitments	—	(109)	—	—	(109)
Total derivative liabilities	—	(895,482)	—	222,944	(672,538)
Total liabilities at fair value	$—	$(895,482)	$—	$222,944	$(672,538)
_______________________
(1)         Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of June 30, 2011, totaled $4.6 million.

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

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels during the six months ended June 30, 2011.

Fair Value on a Nonrecurring Basis

The Bank measures certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present the fair value of financial assets by level within the fair value hierarchy which are recorded on a nonrecurring basis at June 30, 2011, and December 31, 2010 (dollars in thousands).

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$358,998	$358,998
ABS backed by home equity loans			2,949	2,949
Total held-to-maturity securities	—	—	361,947	361,947

REO	—	—	739	739

Total nonrecurring assets at fair value	$—	$—	$362,686	$362,686

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,433	$119,433
REO	—	—	1,071	1,071

Total nonrecurring assets at fair value	$—	$—	$120,504	$120,504

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

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2011, vendor prices were received for substantially all of the FHLBanks' investment securities and all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of June 30, 2011, fell within Level 3 of the fair-value hierarchy.

REO. For the Bank's REO the fair value is derived from third party valuations of the property.

Derivative Assets/Liabilities. Fair value of derivatives is generally determined using discounted cash-flow analysis (the income approach) and comparisons with similar instruments (the market approach). The discounted cash-flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate-exchange agreements:

•	LIBOR swap curve; and

•	Market-based expectations of future interest-rate volatility implied from current market prices for similar options for agreements containing options.

Mortgage delivery commitments:

•	MBS TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

The Bank generally uses a midmarket pricing convention as a practical expedient for fair-value measurements within a bid-ask spread. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The Bank evaluates the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2011, and through the filing of this report, the Bank does not believe that it is reasonably likely to be required to repay the principal or interest on any CO on behalf of another FHLBank.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at June 30, 2011, and December 31, 2010. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable totaled approximately $680.9 billion and $743.0 billion at June 30, 2011, and December 31, 2010, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table shows the Bank's off-balance-sheet commitments as of June 30, 2011, and December 31, 2010 (dollars in thousands):

	June 30, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$780,767	$587,875	$1,368,642	$821,443	$693,309	$1,514,752
Commitments for standby bond purchases	234,825	314,290	549,115	239,000	315,115	554,115
Commitments for unused lines of credit - advances (2)	1,284,279	—	1,284,279	1,335,113	—	1,335,113
Commitments to make additional advances	569,990	49,096	619,086	43,333	63,766	107,099
Commitments to invest in mortgage loans	20,396	—	20,396	28,217	—	28,217
Unsettled CO bonds, at par (3)	110,000	—	110,000	34,500	—	34,500
Unsettled CO discount notes, at par	2,515,000	—	2,515,000	29,400	—	29,400
Unsettled securities purchased under agreements to resell	250,000	—	250,000	—	—	—
Unsettled federal funds sold	490,000	—	490,000	—	—	—
__________________________
(1)     Excludes commitments to issue standby letters of credit that expire within one year and after one year totaling $4.5 million and $2.0 million, respectively, as of June 30, 2011.
(2)     Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.
(3) The Bank had $45.0 million in unsettled CO bonds which were hedged with associated interest-rate swaps at June 30, 2011. No unsettled CO bonds were hedged with associated interest-rate exchange agreements at December 31, 2010.

Commitments to Extend Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between the Bank and a member or housing associate pursuant to which the Bank (for a fee) agrees to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If the Bank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit, including related commitments, range from two months to 20 years, including a final expiration in 2024.

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $467,000 and $891,000 at June 30, 2011, and December 31, 2010, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.
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
Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase and hold the housing authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The standby bond-purchase commitments entered into by the Bank expire between one and three years following the start of the commitment, currently no later than 2013. At June 30, 2011, the Bank had standby bond purchase agreements with one state housing authority. At December 31, 2010, the Bank had standby bond purchase agreements with two state housing authorities. During the six months ended June 30, 2011, and year ended December 31, 2010, the Bank was not required to purchase any bonds under these agreements.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. The Bank executes derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. As of June 30, 2011, and December 31, 2010, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $391.8 million and $397.2 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

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

On October 29, 2010, the Bank received a Derivatives Alternative Dispute Resolution Notice from LBSF making a demand on the Bank for approximately $10.1 million including approximately $2.6 million in interest calculated at a default rate based on LBSF's view of how the settlement amount should have been calculated. On July 11, 2011, the Bank entered into an agreement with LBSF to settle this claim for substantially less than the demanded amount. The settlement amount is not material to the financial statements and a reserve was recorded by the Bank as of June 30, 2011 to cover the cost of the settlement.

In addition to the foregoing, the Bank is subject to various other pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 19 — Transactions with Related Parties

Transactions with Related Parties. The Bank defines related parties as those members whose capital stock holdings are in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at June 30, 2011, and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$1,084,710	28.5%	$1,084,710	28.9%
RBS Citizens N.A.	515,748	13.6	515,748	13.7
_________________________
(1)    Capital stock outstanding at both June 30, 2011, and December 31, 2010, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of June 30, 2011, and December 31, 2010 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2011
RBS Citizens N.A.	$5,320,282	20.8%	$580	1.1%
Bank of America Rhode Island, N.A.	835,695	3.3	1,728	3.4
As of December 31, 2010
RBS Citizens N.A.	$4,132,514	15.1%	$901	1.4%
Bank of America Rhode Island, N.A.	2,586,906	9.4	8,962	13.7

The following table presents an analysis of advances activity with related parties for the six months ended June 30, 2011 (dollars in thousands):

		For the Six Months Ended June 30,
	Balance at December 31, 2010	Disbursements to Members	Payments from Members	Balance at June 30, 2011
RBS Citizens N.A.	$4,132,514	$4,850,000	$(3,662,232)	$5,320,282
Bank of America Rhode Island, N.A.	2,586,906	755	(1,751,966)	835,695

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances from the above members during the three and six months ended June 30, 2011 and 2010, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Bank of America Rhode Island, N.A.	$3,187	$7,340	$7,967	$12,496
RBS Citizens N.A.	2,543	8,577	6,513	15,802

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at June 30, 2011, and December 31, 2010 (dollars in thousands):

			June 30, 2011		December 31, 2010
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,116,105	5.2%	$1,377,805	5.8%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	116,300	0.5	149,300	0.6
_________________________
(1)          The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

Note 20 — Transactions with Other FHLBanks

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

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans in which the Bank invested after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $280,000 and $260,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended June 30, 2011, and 2010, respectively, which has been recorded in the statement of operations as other expense. The Bank recorded $558,000 and $524,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the six months ended June 30, 2011, and 2010, respectively, which has been recorded in the statement of operations as other expense.

Note 21 — Subsequent Events

On July 27, 2011, the board of directors declared a cash dividend at an annualized rate of 0.27 percent based on capital stock balances outstanding during the second quarter of 2011. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $2.5 million and was paid on August 2, 2011.

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

•
issues and events across the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, the Bank's financial obligations with respect to COs, the Bank's ability to access the capital markets, the manner in which the Bank operates, or the organization and structure of the FHLBank System;

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

EXECUTIVE SUMMARY

The Bank recognized net income of $21.8 million for the three months ended June 30, 2011, versus $18.7 million for the same period in 2010. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $35.8 million for the three months ended June 30, 2011, compared with credit losses of $30.4 million for the comparable period of 2010. Additionally:

•	retained earnings increased from $249.2 million at December 31, 2010, to $288.5 million at June 30, 2011;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $621.5 million at December 31, 2010, to an accumulated deficit of $488.9 million at June 30, 2011; and

•	the Bank continues to be in compliance with all regulatory capital requirements.

On July 27, 2011, the Bank's board of directors declared a cash dividend that was the equivalent to an annual yield of 0.27 percent. In declaring the dividend, the board re-affirmed its expectation that the Bank would pay quarterly dividends throughout the remainder of 2011 but that dividends were likely to be modest. Additionally, the board noted that an adverse event or trend, such as a negative trend in credit losses on the Bank's private label MBS or mortgage loan portfolio or a meaningful decline in income could cause the quarterly dividend to be suspended.

The Bank continues to face challenges, the foremost of which arises from its investments in private-label MBS. Although the amortized cost of the Bank's total investments in private-label MBS has fallen to $2.2 billion at June 30, 2011, compared with $6.4 billion at September 30, 2007, additional losses from that portfolio are possible. Accordingly, the Bank continues its moratorium on excess stock repurchases and maintains its retained earnings target at $925.0 million. Additional developments of note included the following.

•    Investments in Private-Label MBS. Management has determined that 93 of its private-label MBS, representing an aggregated par value of $1.9 billion, incurred additional other-than-temporary impairment credit losses of $35.8 million for the quarter ended June 30, 2011. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank has used modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further drops in housing prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should such moratoriums be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices.

•    Decline in Advances Balances. The outstanding par balance of advances to members declined from $27.4 billion at December 31, 2010, to $25.6 billion at June 30, 2011. This reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. This reduction in demand for advances has occurred across the Bank's membership including among the Bank's five largest borrowers of advances, as discussed under — Financial Condition — Advances.

This trend in advances balances is illustrated by the following graph of quarter-end total advances balances:

•
Strong Net Interest Margin. The Bank continues to achieve a favorable net interest margin, which mitigates to some extent the lower demand for advances. Net interest margin for the quarter ended June 30, 2011, was 0.57 percent, an 11 basis point increase from net interest margin for the quarter ended June 30, 2010. Prepayment-fee income was an important contributor to net interest margin for the periods ended June 30, 2010 as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. The increase in net interest margin was achieved despite the historically low-interest-rate environment due in part to a steeper interest-rate yield curve and continued demand for the FHLBank System's CO debt in the face of shrinking supply. The steepness of the yield curve enabled the Bank to earn a higher spread on assets whose average terms to maturity were longer than those of corresponding liabilities. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. During the twelve months ended June 30, 2011, the Bank exercised redemption options on $3.2 billion of callable bonds that were not swapped to a synthetic floating rate coupon. Of this amount, $556.0 million was concentrated during the three months ended June 30, 2011.

Other factors behind the improvement in net interest margin include an increase in prepayment fee income and an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected.

Additional key developments during the period covered by this report include the following.

•
Credit Rating Agency Developments. On August 8, 2011, S&P downgraded the Bank's long-term credit rating to AA+ with a negative outlook based on its downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook. This and other credit rating agency developments have occurred during the period covered by this report and have possible adverse implications for the Bank as discussed more fully under — Credit Rating Agency Developments.

•
Satisfaction of the REFCorp Obligation. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligation to make payments to REFCorp with their payment based on their results as of June 30, 2011. Until this time, the Bank had been obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. The REFCorp obligation is more fully described in the 2010 Annual Report under Item 1 — Business — Assessments.

•
Net Income Allocation Requirements under the Joint Capital Enhancement Agreement and Related Amendments to the Bank's Capital Plan. The FHLBanks have entered into a Joint Capital Enhancement Agreement (the Capital Agreement) as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Due to the satisfaction of the REFCorp obligation, the Capital Agreement, among other things, obligates each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income to a restricted retained earnings account beginning with the quarter ended September 30, 2011. On August 5, 2011, the Bank provided notice of certain amendments to its capital plan to be effective on September 5, 2011 that are intended to conform the Bank's capital plan with the Capital Agreement. The amendments and the Capital Agreement are more fully described under — Liquidity and Capital Resources — Capital Plan Amendments.

•
Notice of Discontinuance of the Use of the Excess Stock Pool. On June 27, 2011, the Bank provided its members with a notice of discontinuance of the use of the Bank's excess stock pool designating December 28, 2011, as the “Required Stock Purchase Date”, on which date members will no longer be able to satisfy their total stock investment requirements using borrowed stock from the excess stock pool. For additional information, see — Liquidity and Capital Resources — Capital.

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

SELECTED FINANCIAL DATA STATEMENT OF CONDITION (dollars in thousands)

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Statement of Condition Data at Quarter End
Total assets	$52,233,694	$55,595,703	$58,647,301	$62,002,647	$64,706,788
Investments (1)	22,087,442	25,907,601	27,134,475	28,283,283	25,094,658
Advances	26,204,125	25,938,797	28,034,949	30,205,259	36,015,723
Mortgage loans held for portfolio (2)	3,132,935	3,165,483	3,245,954	3,274,414	3,316,901
Deposits	745,493	810,529	745,521	743,909	780,296
Consolidated obligations
Bonds	34,887,060	34,020,141	35,102,750	39,031,906	38,129,830
Discount notes	12,052,598	16,492,730	18,524,841	17,751,082	21,635,424
Total consolidated obligations	46,939,658	50,512,871	53,627,591	56,782,988	59,765,254
Mandatorily redeemable capital stock	227,429	106,608	90,077	86,608	86,618
Class B capital stock outstanding - putable (3)	3,572,301	3,646,009	3,664,425	3,662,292	3,658,866
Retained earnings	288,520	269,544	249,191	225,569	184,231
Accumulated other comprehensive loss	(495,261)	(571,034)	(638,111)	(712,950)	(806,144)
Total capital	3,365,560	3,344,519	3,275,505	3,174,911	3,036,953
Other Information
Total regulatory capital ratio (4)	7.8%	7.2%	6.8%	6.4%	6.1%
_________________________
(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)          The allowance for credit losses amounted to $7.2 million, $8.7 million, $8.7 million, $2.9 million, and $2.5 million, as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.
(3)          Capital stock is putable at the option of a member.
(4)          Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See Liquidity and Capital Resources — Capital regarding the Bank's regulatory capital ratios.

56 Table of Contents SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION (dollars in thousands)

	For the Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Results of Operations
Net interest income	$76,589	$66,951	$79,483	$75,320	$74,409
(Reduction of) provision for credit losses	(1,509)	51	5,813	453	4
Net impairment losses on held-to-maturity securities recognized in income	(35,794)	(30,584)	(25,620)	(5,876)	(30,443)
Other income (loss)	5,007	10,492	863	1,219	(4,088)
Other expense	17,803	15,320	16,761	13,944	14,389
AHP and REFCorp assessments	7,732	8,365	8,530	14,928	6,761
Net income	21,776	23,123	23,622	41,338	18,724

Other Information
Dividends declared	$2,800	$2,770	$—	$—	$—
Dividend payout ratio	12.86%	11.98%	N/A	N/A	N/A
Weighted average dividend rate (1)	0.31	0.30	N/A	N/A	N/A
Return on average equity (2)	2.63	2.83	2.89%	5.30%	2.54%
Return on average assets	0.16	0.17	0.15	0.26	0.12
Net interest margin (3)	0.57	0.49	0.52	0.48	0.46
Average equity to average assets	6.18	5.98	5.34	4.94	4.56
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

RESULTS OF OPERATIONS

Second Quarter of 2011 Compared with Second Quarter of 2010

For the three months ended June 30, 2011 and 2010, the Bank recognized net income of $21.8 million and $18.7 million, respectively. This $3.1 million increase was driven by an increase of $2.2 million in net interest income, a $1.5 million reduction to the provision for credit losses, a $6.6 million reduction in net losses on derivatives and hedging activities, and a $4.4 million realized net gain from the sale of available-for-sale securities. These increases to net income were offset by a $5.4 million increase in other-than-temporary impairment losses of certain private-label MBS, a $2.7 million decrease in net unrealized gains on trading securities, and a $2.7 million increase in other expenses.

Six Months Ended June 30, 2011, Compared with Six Months Ended June 30, 2010

For the six months ended June 30, 2011 and 2010, the Bank recognized net income of $44.9 million and $41.6 million, respectively. This $3.3 million increase was driven by a $1.9 million reduction to the provision for credit losses, a $12.8 million realized net gain from the sale of available-for-sale securities, and a $11.2 million decrease in net losses on derivatives and hedging activities. These gains were offset by an increase of $13.1 million in other-than-temporary impairment losses of certain private-label MBS, a $6.5 million decrease in net unrealized gains on trading securities, and a $2.7 million increase in other expenses.

Net Interest Income

Second Quarter of 2011 Compared with Second Quarter of 2010

Net interest income for the three months ended June 30, 2011, was $76.6 million, compared with $74.4 million for the same period in 2010. This increase was largely attributable to a $9.0 million increase in prepayment fee income, which led to an increase of eight basis points in the yield on interest-earning assets to 1.45 percent. In addition, the average cost of interest-bearing liabilities decreased one basis point to 0.96 percent. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $11.1 billion from $64.8 billion for the three months ended June 30, 2010, to $53.7 billion for the three months ended June 30, 2011.

Net interest margin for the three months ended June 30, 2011, in comparison with the same period in 2010, increased to 57 basis points from 46 basis points, and net interest spread increased to 49 basis points from 40 basis points for the same period in 2010. Factors underlying the increase in net interest margin are discussed under — Executive Summary.

Six Months Ended June 30, 2011, Compared with Six Months Ended June 30, 2010

Net interest income for the six months ended June 30, 2011, was $143.5 million, compared with $142.8 million for the same period in 2010. This increase was primarily attributable to the $9.7 million increase in prepayment fee income, which led to an increase of eight basis points in the yield on interest earning assets to 1.43 percent, partially offset by an increase of one basis point in the average cost of interest-bearing liabilities to 0.98 percent.

Net interest margin for the six months ended June 30, 2011, in comparison with the same period in 2010, increased to 53 basis points from 45 basis points, and net interest spread increased to 45 basis points from 38 basis points for the same period in 2010.

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

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$25,728,128	$93,153	1.45%	$35,640,413	$106,777	1.20%
Interest-bearing deposits	196	—	0.35	94	—	0.09
Securities purchased under agreements to resell	1,462,088	405	0.11	2,226,374	1,118	0.20
Federal funds sold	5,085,670	1,357	0.11	7,590,209	4,061	0.21
Investment securities(2)	18,314,492	62,138	1.36	16,026,558	66,610	1.67
Mortgage loans	3,141,594	37,855	4.83	3,350,600	42,246	5.06
Other earning assets	2,473	1	0.12	—	—	—
Total interest-earning assets	53,734,641	194,909	1.45%	64,834,248	220,812	1.37%
Other non-interest-earning assets	435,971			560,437
Fair-value adjustments on investment securities	(363,184)			(716,762)
Total assets	$53,807,428	$194,909	1.45%	$64,677,923	$220,812	1.37%
Liabilities and capital
Consolidated obligations
Discount notes	$12,833,972	$2,123	0.07%	$21,528,258	$9,004	0.17%
Bonds	35,669,691	115,990	1.30	38,242,488	137,220	1.44
Deposits	762,167	73	0.04	749,150	178	0.10
Mandatorily redeemable capital stock	204,858	133	0.26	89,699	—	—
Other borrowings	1,341	1	0.30	1,374	1	0.29
Total interest-bearing liabilities	49,472,029	118,320	0.96%	60,610,969	146,403	0.97%
Other non-interest-bearing liabilities	1,009,611			1,115,175
Total capital	3,325,788			2,951,779
Total liabilities and capital	$53,807,428	$118,320	0.88%	$64,677,923	$146,403	0.91%
Net interest income		$76,589			$74,409
Net interest spread			0.49%			0.40%
Net interest margin			0.57%			0.46%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$26,303,453	$180,834	1.39%	$35,950,713	$210,279	1.18%
Interest-bearing deposits	199	—	0.44	96	—	0.06
Securities purchased under agreements to resell	1,316,575	945	0.14	1,541,989	1,402	0.18
Federal funds sold	5,453,254	3,758	0.14	7,581,972	6,726	0.18
Investment securities(2)	18,267,935	125,665	1.39	16,020,992	128,283	1.61
Mortgage loans	3,174,916	76,189	4.84	3,398,695	85,572	5.08
Other earning assets	1,519	1	0.13	—	—	—
Total interest-earning assets	54,517,851	387,392	1.43%	64,494,457	432,262	1.35%
Other non-interest-earning assets	466,655			576,773
Fair-value adjustments on investment securities	(408,036)			(768,923)
Total assets	$54,576,470	$387,392	1.43%	$64,302,307	$432,262	1.36%
Liabilities and capital
Consolidated obligations
Discount notes	$14,023,513	$7,262	0.10%	$21,894,508	$14,731	0.14%
Bonds	35,280,936	236,116	1.35	37,568,419	274,479	1.47
Deposits	774,882	202	0.05	703,489	269	0.08
Mandatorily redeemable capital stock	148,176	269	0.37	90,254	—	—
Other borrowings	3,762	3	0.16	6,425	3	0.09
Total interest-bearing liabilities	50,231,269	243,852	0.98%	60,263,095	289,482	0.97%
Other non-interest-bearing liabilities	1,026,506			1,148,187
Total capital	3,318,695			2,891,025
Total liabilities and capital	$54,576,470	$243,852	0.90%	$64,302,307	$289,482	0.91%
Net interest income		$143,540			$142,780
Net interest spread			0.45%			0.38%
Net interest margin			0.53%			0.45%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2011 and 2010. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2011 vs. 2010			For the Six Months Ended June 30, 2011 vs. 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(33,236)	$19,612	$(13,624)	$(62,413)	$32,968	$(29,445)
Securities purchased under agreements to resell	(309)	(404)	(713)	(187)	(270)	(457)
Federal funds sold	(1,073)	(1,631)	(2,704)	(1,654)	(1,314)	(2,968)
Investment securities	8,745	(13,217)	(4,472)	16,727	(19,345)	(2,618)
Mortgage loans	(2,567)	(1,824)	(4,391)	(5,480)	(3,903)	(9,383)
Other earning assets	1	—	1	1	—	1
Total interest income	(28,439)	2,536	(25,903)	(53,006)	8,136	(44,870)
Interest expense
Consolidated obligations
Discount notes	(2,756)	(4,125)	(6,881)	(4,552)	(2,917)	(7,469)
Bonds	(8,870)	(12,360)	(21,230)	(16,123)	(22,240)	(38,363)
Deposits	3	(108)	(105)	25	(92)	(67)
Mandatorily redeemable capital stock	—	133	133	—	269	269
Other borrowings	—	—	—	(2)	2	—
Total interest expense	(11,623)	(16,460)	(28,083)	(20,652)	(24,978)	(45,630)
Change in net interest income	$(16,816)	$18,996	$2,180	$(32,354)	$33,114	$760

The average balance of total advances decreased $9.9 billion, or 27.8 percent, for the three months ended June 30, 2011, compared with the same period in 2010. The trend of decreasing member demand for advances is discussed under — Executive Summary. The following table summarizes average balances of advances outstanding during the six months ending June 30, 2011 and 2010, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Six Months Ended June 30,
	2011 Average Balance	2010 Average Balance
Fixed-rate advances—par value
Long-term	$11,037,358	$10,869,332
Putable	5,662,023	8,095,554
Short-term	2,606,701	9,627,994
Amortizing	1,640,340	2,030,277
Overnight	524,088	414,342
Expander	10,000	—
Callable	6,749	11,500
	21,487,259	31,048,999

Variable-rate indexed advances—par value
Simple variable	4,198,274	4,196,265
Overnight	10,472	15,669
LIBOR-indexed with declining-rate participation	5,500	5,500
Capped floating rate	5,414	—
	4,219,660	4,217,434
Total average par value	25,706,919	35,266,433
Net premiums and (discounts)	6,527	(345)
Hedging adjustments	590,007	684,625
Total average advances	$26,303,453	$35,950,713

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 27.0 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $16.0 billion for the six months ended June 30, 2011, representing 62.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2011. The average balance of these advances totaled $26.2 billion for the six months ended June 30, 2010, representing 74.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2010.

Prepayment fees related to advances and investment securities are included in net interest income. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments. For the six months ended June 30, 2011 and 2010, net prepayment fees on advances were $11.3 million and $2.2 million, respectively. For the six months ended June 30, 2011 and 2010, prepayment fees on investments were $549,000 and $31,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$83,019	1.29%	$105,162	1.18%	$169,507	1.30%	$208,092	1.17%
Investment securities	61,603	1.35	66,579	1.67	125,116	1.38	128,252	1.61
Total interest-earning assets	184,240	1.38	219,166	1.36	375,516	1.39	430,044	1.34

Net interest income	65,920		72,763		131,664		140,562
Net interest spread		0.42%		0.39%		0.41%		0.37%
Net interest margin		0.49%		0.45%		0.49%		0.44%
_________________________
(1) Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $2.4 billion, or 25.8 percent, for the six months ended June 30, 2011, from the average balances for the six months ended June 30, 2010. The yield earned on short-term money-market investments is tied directly to short-term market interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances. For the six months ended June 30, 2011, federal funds sold and securities purchased under agreements to resell decreased $2.1 billion and $225.4 million, respectively, in comparison to the six months ended June 30, 2010.

Average investment-securities balances increased $2.2 billion or 14.0 percent for the six months ended June 30, 2011, compared with the same period in 2010. This increase was primarily due to a $2.2 billion increase in non-MBS, resulting from a $1.9 billion increase in certificates of deposit. The remaining increase of $380.0 million was the result of increases in agency bonds offset by a reduction in corporate bonds guaranteed by the FDIC.

Average mortgage loans for the six months ended June 30, 2011, were $223.8 million lower than the average balance for the six months ended June 30, 2010, representing a decrease of 6.6 percent.

Composition of the Yields on Mortgage Loans (dollars in thousands)

	For the Three Months Ended June 30,
	2011		2010
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$39,588	5.05%	$44,044	5.27%
Premium/discount amortization	(974)	(0.12)	(937)	(0.11)
Credit-enhancement fees	(759)	(0.10)	(861)	(0.10)
Total interest income	$37,855	4.83%	$42,246	5.06%

	For the Six Months Ended June 30,
	2011		2010
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$79,949	5.08%	$89,151	5.29%
Premium/discount amortization	(2,207)	(0.14)	(1,841)	(0.11)
Credit-enhancement fees	(1,553)	(0.10)	(1,738)	(0.10)
Total interest income	$76,189	4.84%	$85,572	5.08%
_________________________
(1) Yields are annualized.

Average CO balances decreased $10.2 billion, or 17.1 percent, for the six months ended June 30, 2011, compared with the same period in 2010, resulting from the Bank's reduced funding needs due to the decline in member demand for advances, as discussed under — Executive Summary. This overall decline consisted of a decrease of $7.9 billion in CO discount notes and a decrease of $2.3 billion in CO bonds.
Average Consolidated Obligations Outstanding (dollars in thousands)

	For the Three Months Ended June 30,
	2011		2010
	Average Balance	Average Yield (1)	Average Balance	Average Yield (1)
Overnight discount notes	$2,120,043	0.04%	$4,279,519	0.14%
Term discount notes	10,713,929	0.07	17,248,739	0.18
Total discount notes	12,833,972	0.07	21,528,258	0.17
Bonds	35,669,691	1.30	38,242,488	1.44
Total consolidated obligations	$48,503,663	0.98%	$59,770,746	0.98%

	For the Six Months Ended June 30,
	2011		2010
	Average Balance	Average Yield (1)	Average Balance	Average Yield (1)
Overnight discount notes	$2,631,665	0.08%	$4,221,154	0.11%
Term discount notes	11,391,848	0.11	17,673,354	0.14
Total discount notes	14,023,513	0.10	21,894,508	0.14
Bonds	35,280,936	1.35	37,568,419	1.47
Total consolidated obligations	$49,304,449	1.00%	$59,462,927	0.98%
_________________________
(1) Yields are annualized.

The average balance of term CO discount notes decreased $6.3 billion and overnight CO discount notes decreased $1.6 billion for the six months ended June 30, 2011, in comparison to the same period in 2010. Average balances of CO bonds decreased $2.3 billion compared to the same period in 2010. The average balance of CO discount notes represented approximately 28.4 percent of total average COs during the six months ended June 30, 2011, as compared with 36.8 percent of total average COs during the six months ended June 30, 2010. The average balance of bonds represented 71.6 percent and 63.2 percent of total average COs outstanding during the six months ended June 30, 2011 and 2010, respectively. The relative increase in the proportion of CO bonds as compared to total COs is due to the net decline in short-term assets, including short-term advances and money market investments, and to the increase in long-term assets, including U.S. agency debentures.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally utilizes derivative instruments that qualify for hedge accounting as an interest-rate-risk-management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank's risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities and net unrealized gains on trading securities for the three and six months ended June 30, 2011 and 2010 (dollars in thousands).

	For the Three Months Ended June 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$144	$42	$—	$309	$495
Net interest settlements included in net interest income (2)	(72,546)	(12,034)	—	393	42,429	(41,758)
Total net interest income	(72,546)	(11,890)	42	393	42,738	(41,263)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	113	290	—	—	266	669
Losses on derivatives not receiving hedge accounting	(1,197)	(7,692)	—	—	—	(8,889)
Other	—	—	346	—	—	346
Net (losses) gains on derivatives and hedging activities	(1,084)	(7,402)	346	—	266	(7,874)

Subtotal	(73,630)	(19,292)	388	393	43,004	(49,137)

Net gains on trading securities (3)	—	5,867	—	—	—	5,867
Total net effect of derivatives and hedging activities	$(73,630)	$(13,425)	$388	$393	$43,004	$(43,270)
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

	For the Three Months Ended June 30, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$139	$62	$—	$965	$1,166
Net interest settlements included in net interest income (2)	(100,239)	(12,812)	—	394	55,992	(56,665)
Total net interest income	(100,239)	(12,673)	62	394	56,957	(55,499)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(30)	(275)	—	—	757	452
Losses on derivatives not receiving hedge accounting	(154)	(15,468)	—	—	—	(15,622)
Other	—	—	713	—	—	713
Net (losses) gains on derivatives and hedging activities	(184)	(15,743)	713	—	757	(14,457)

Subtotal	(100,423)	(28,416)	775	394	57,714	(69,956)

Net gains on trading securities (3)	—	8,595	—	—	—	8,595
Total net effect of derivatives and hedging activities	$(100,423)	$(19,821)	$775	$394	$57,714	$(61,361)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned.

	For the Six Months Ended June 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$287	$129	$—	$473	$889
Net interest settlements included in net interest income (2)	(149,809)	(24,222)	—	787	85,105	(88,139)
Total net interest income	(149,809)	(23,935)	129	787	85,578	(87,250)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	468	708	—	—	225	1,401
Losses on derivatives not receiving hedge accounting	(1,218)	(6,655)	—	—	—	(7,873)
Other	—	—	419	—	—	419
Net (losses) gains on derivatives and hedging activities	(750)	(5,947)	419	—	225	(6,053)

Subtotal	(150,559)	(29,882)	548	787	85,803	(93,303)

Net gains on trading securities (3)	—	3,962	—	—	—	3,962
Total net effect of derivatives and hedging activities	$(150,559)	$(25,920)	$548	$787	$85,803	$(89,341)
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

	For the Six Months Ended June 30, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$278	$116	$—	$1,569	$—	$1,963
Net interest settlements included in net interest income (2)	(210,399)	(25,749)	—	790	116,647	75	(118,636)
Total net interest income	(210,399)	(25,471)	116	790	118,216	75	(116,673)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	190	(6)	—	—	1,109	81	1,374
Losses on derivatives not receiving hedge accounting	(704)	(18,822)	—	—	—	—	(19,526)
Other	—	—	863	—	—	—	863
Net (losses) gains on derivatives and hedging activities	(514)	(18,828)	863	—	1,109	81	(17,289)

Subtotal	(210,913)	(44,299)	979	790	119,325	156	(133,962)

Net gains on trading securities (3)	—	10,441	—	—	—	—	10,441
Total net effect of derivatives and hedging activities	$(210,913)	$(33,858)	$979	$790	$119,325	$156	$(123,521)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned.

Net interest margin for the three months ended June 30, 2011 and 2010, was 0.57 percent and 0.46 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.88 percent and 0.81 percent, respectively.

Net interest margin for the six months ended June 30, 2011 and 2010, was 0.53 percent and 0.45 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.86 percent and 0.82 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.3 million and $2.6 million, respectively, for the three months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, interest accruals on derivatives classified as economic hedges totaled a net expense of $4.9 million and $4.5 million, respectively.

For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2011 and 2010. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$669	$452	$1,401	$1,374
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(782)	494	(201)	619
Trading securities	(5,761)	(13,565)	(2,799)	(15,617)
Mortgage delivery commitments	346	712	419	863
Net interest-accruals related to derivatives not receiving hedge accounting	(2,346)	(2,550)	(4,873)	(4,528)
Net losses on derivatives and hedging activities	(7,874)	(14,457)	(6,053)	(17,289)
Net impairment losses on held-to-maturity securities recognized in income	(35,794)	(30,443)	(66,378)	(53,266)
Service-fee income	2,412	1,702	4,457	3,146
Net unrealized gains on trading securities	5,853	8,595	3,956	10,441
Realized net gain from sale of available-for-sale securities	4,432	—	12,801	—
Other	184	72	338	138
Total other loss	$(30,787)	$(34,531)	$(50,879)	$(56,830)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.
For the securities on which the Bank recognized other-than-temporary impairment during 2011, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at June 30, 2011, was approximately 16.3 percent and the expected average collateral loss was approximately 41.4 percent. Accordingly, the Bank recorded an other-than-temporary impairment related to a credit loss of $35.8 million during the second quarter of 2011.
The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three and six months ending June 30, 2011 and 2010, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the second quarter	$(1,144)	$1,100	$(44)	$(10,454)	$10,422	$(32)
Securities previously impaired prior to the second quarter	(15,715)	(20,035)	(35,750)	(7,712)	(22,699)	(30,411)
Total other-than-temporarily impaired securities	$(16,859)	$(18,935)	$(35,794)	$(18,166)	$(12,277)	$(30,443)

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the six months ending June 30	$(6,072)	$6,026	$(46)	$(26,375)	$26,234	$(141)
Securities previously impaired prior to six months ending June 30	(17,574)	(48,758)	(66,332)	(12,338)	(40,787)	(53,125)
Total other-than-temporarily impaired securities	$(23,646)	$(42,732)	$(66,378)	$(38,713)	$(14,553)	$(53,266)

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ending June 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At June 30, 2011				For the Three Months Ended June 30, 2011
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$55,974	$51,078	$36,309	$38,529	$(903)
Private-label residential MBS - Alt-A	1,796,523	1,287,053	894,351	956,945	(34,847)
ABS backed by home equity loans - Subprime	4,092	4,048	2,949	2,949	(44)
Total other-than-temporarily impaired securities	$1,856,589	$1,342,179	$933,609	$998,423	$(35,794)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and Investments Credit Risk below for additional detail and analysis of the Bank's portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. The Bank recorded net unrealized gains on trading securities of $5.9 million and $8.6 million for the three months ended June 30, 2011 and 2010, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $5.8 million and $13.6 million for the three months ended June 30, 2011 and 2010, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net loss of $1.9 million for both the three months ended June 30, 2011 and 2010.

For the six months ended June 30, 2011 and 2010, the Bank recorded net unrealized gains on trading securities of $4.0 million and $10.4 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $2.8 million and $15.6 million for the six months ended June 30, 2011 and 2010, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net loss of $3.9 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively.

FINANCIAL CONDITION

Advances

At June 30, 2011, the advances portfolio totaled $26.2 billion, a decrease of $1.8 billion compared with $28.0 billion at December 31, 2010. See — Executive Summary for information regarding the decline in advances.

The following table summarizes advances outstanding by product type at June 30, 2011, and December 31, 2010.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2011		December 31, 2010
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$295,131	1.2%	$552,685	2.0%
Long-term	10,746,183	42.0	10,403,154	38.0
Putable	5,646,125	22.0	6,842,175	25.0
Short-term	3,005,757	11.7	3,416,107	12.5
Amortizing	1,556,113	6.1	1,788,739	6.5
Callable	6,500	—	11,500	—
Expander	10,000	—	10,000	—
	21,265,809	83.0	23,024,360	84.0

Variable-rate advances
Overnight	10,682	0.1	3,816	—
Simple variable	4,323,500	16.9	4,352,500	16.0
Capped floating rate	10,000	—	10,000	—
LIBOR-indexed with declining-rate participation	5,500	—	5,500	—
	4,349,682	17.0	4,371,816	16.0
Total par value	$25,615,491	100.0%	$27,396,176	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

The Bank lends to members and housing associates with principal places of business within the six New England states. Advances are diversified across the Bank's member institutions. At June 30, 2011, the Bank had advances outstanding to 332, or 72.8 percent, of its 456 members. At December 31, 2010, the Bank had advances outstanding to 333, or 72.5 percent, of its 459 members.

The following table presents the top five advance-borrowing institutions at June 30, 2011, and the interest earned by the Bank on outstanding advances to such institutions during the three and six months ended June 30, 2011.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2011	Advances Interest Income for the Six Months Ended June 30, 2011
RBS Citizens, N.A.	$5,320,282	20.8%	0.23%	$2,543	$6,513
First Niagara Bank, N.A.	1,883,575	7.4	2.49	12,302	25,809
Bank of America Rhode Island, N.A.	835,695	3.3	1.47	3,187	7,967
The Washington Trust Company	558,441	2.2	3.29	4,685	9,417
Salem Five Cents Savings Bank	535,209	2.1	4.09	5,540	11,034
_______________________
(1)         Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.

As with other members, the top five advance-borrowing institutions have reduced their demand for advances since December 31, 2010. At June 30, 2011, the par value of advances for these institutions aggregated to $9.1 billion falling from $10.2 billion at December 31, 2010.

In April 2011, First Niagara Financial Group Inc., a nonmember, acquired NewAlliance Bancshares, Inc. (parent of former member New Alliance Bank). Nonmembers, excluding housing associates, are ineligible to borrow from the Bank. Among the top five advance-borrowing institutions, First Niagara Bank, N.A. was the largest source of advances interest income for the quarter ended June 30, 2011, as shown in the above table. Accordingly, the acquisition of NewAlliance Bank by First Niagara Financial Group Inc. could adversely impact the Bank's advances interest income.
The Bank prices advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with regulations, the Bank prices its advance products in a consistent and nondiscriminatory manner to all members. However, the Bank may price its products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. Differences in the weighted-average rates of advances outstanding to the five largest advance-borrowing institutions noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

Advances Credit Risk

The Bank endeavors to minimize credit risk on advances by monitoring the financial condition of its borrowing entities and by holding sufficient collateral to protect itself from losses. All pledged collateral is subject to haircuts assigned by the Bank based on the Bank's opinion of the risk that such collateral presents. The Bank is prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral to secure the advance. The Bank has never experienced a credit loss on an advance.

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

The Bank's membership continues to be challenged by the current weak economic conditions including high unemployment, although there are some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.94 percent of total assets as of December 31, 2010, to 1.85 percent of assets as of March 31, 2011. The aggregate ratio of tangible capital to assets among the membership increased from 10.25 percent as of December 31, 2010, to 10.29 percent as of March 31, 2011. March 31, 2011, is the most recent date of the Bank's data on its membership for purposes of this report. Through the seven-month period ending July 31, 2011, there were no member failures. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member's obligations and the Bank was unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.

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

Advances outstanding to borrowers in Category 1 (blanket) status at June 30, 2011, totaled $16.2 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $45.0 billion as of June 30, 2011. Of this total, $5.9 billion of securities have been delivered to the Bank or to an approved third-party custodian, an additional $2.1 billion of securities are held by borrowers' securities corporations, and $12.9 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with the Bank's borrowers in Category 1 (blanket), Category 2 (listing) and Category 3 (delivery) status at June 30, 2011, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of June 30, 2011 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category 1 (blanket) status	278	$16,197,270	$45,021,621	278.0%
Category 2 (listing) status	30	6,784,175	18,272,350	269.3
Category 3 (delivery) status	31	2,634,046	3,130,825	118.9
Total	339	$25,615,491	$66,424,796	259.3%

Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank's collateral valuation discounts as of June 30, 2011.
Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$38,191,040
Collateral specifically listed and identified	16,672,931
Collateral delivered to the Bank	16,022,883

Beyond the Bank's practices in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) does not apply when lending to insurance company members due to the antipreemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $641.4 million at June 30, 2011.
The Bank accepts nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for Bank advances as detailed in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk. At June 30, 2011, the amount of pledged nontraditional and subprime loan collateral was 9 percent of total member borrowing capacity compared with 8 percent of total member borrowing capacity at December 31, 2010.

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

Investments

At June 30, 2011, investment securities and short-term money-market instruments totaled $22.1 billion, compared with $27.1 billion at December 31, 2010. This decrease reflects management's intent to maintain its level of investments at a level approximately equal to or less than 50 percent of total assets.

Investment securities declined $1.7 billion to $17.7 billion at June 30, 2011, compared with $19.4 billion at December 31, 2010. The Bank sold $1.8 billion of non-MBS available-for-sale securities in the first six months of 2011, contributing to a $739.3 million decrease in non-MBS GSE securities and a $606.1 million decrease in corporate bonds.

Short-term money-market investments totaled $4.4 billion at June 30, 2011, compared with $7.8 billion at December 31, 2010. This $3.4 billion net decrease resulted from a $425.0 million decrease in securities purchased under agreements to resell and a $2.9 billion decrease in federal funds sold.

Under the Bank's regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2011, and December 31, 2010, the Bank's MBS and SBA holdings represented 225 percent and 210 percent of capital, respectively.

The Bank's MBS investment portfolio consists of the following categories of securities as of June 30, 2011, and December 31, 2010. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2011	December 31, 2010
Residential MBS - U.S. government-guaranteed and GSE	54.8%	56.5%
Commercial MBS - U.S. government-guaranteed and GSE	25.8	21.3
Private-label residential MBS	19.0	21.0
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.9
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on the Bank's investment securities.

Investments Credit Risk. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued by U.S. agencies and instrumentalities and supranationals. The Bank may place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis for terms of up to 275 days; currently all such placements expire within 95 days. Management actively monitors the credit quality of these counterparties. At June 30, 2011, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $11.4 billion to 25 counterparties and issuers, of which $4.6 billion was for certificates of deposit, $2.7 billion was for federal funds sold, and $4.1 billion was for debentures. As of June 30, 2011, one GSE issuer individually accounted for 16.5 percent of the Bank's total unsecured credit exposure.

The Bank also is invested in and is subject to secured credit risk related to MBS, ABS, and HFA obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS must be rated the highest long-term debt rating at the time of purchase. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

Credit ratings on these investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2011 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments:(2)
Interest-bearing deposits	$—	$209	$—	$—	$—	$—
Certificates of deposit	—	2,214,973	2,429,942	—	—	—
Securities purchased under agreements to resell	—	—	1,750,000	—	—	—
Federal funds sold	—	190,000	2,460,000	—	—	—
Total money-market instruments	—	2,405,182	6,639,942	—	—	—

Investment securities:
U.S. agency obligations	21,520	—	—	—	—	—
U.S. government-owned corporations	237,957	—	—	—	—	—
Government-sponsored enterprises	2,850,902	—	—	—	—	—
Supranational banks	416,801	—	—	—	—	—
Corporate bonds	568,656	—	—	—	—	—
HFA obligations	25,325	149,985	2,114	50,645	—	1,875
Total non-MBS	4,121,161	149,985	2,114	50,645	—	1,875

MBS:
U.S. government guaranteed - residential (2)	177,112	—	—	—	—	—
U.S. government guaranteed - commercial (2)	480,353
GSE - residential (2)	4,597,255	—	—	—	—	—
GSE - commercial (2)	1,767,272	—	—	—	—	—
Private-label - residential	28,070	63,495	97,613	71,607	1,394,290	—
Private-label - commercial	12,883	—	—	—	—	—
ABS backed by home-equity loans	8,376	6,774	5,487	—	5,951	—
Total MBS	7,071,321	70,269	103,100	71,607	1,400,241	—

Total investments	$11,192,482	$2,625,436	$6,745,156	$122,252	$1,400,241	$1,875
 _______________________
(1)         Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2011. If there is a split rating, the lowest rating is used.
(2)        The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

The following table details the Bank's investment securities with a long-term credit rating below investment grade as of June 30, 2011.

Credit Ratings of Investments Below Investment Grade at Carrying Value As of June 30, 2011 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$41,224	$152,345	$731,296	$213,778	$58,604	$197,043	$1,394,290
ABS backed by home-equity loans	—	4,039	1,422	—	—	490	5,951
Total	$41,224	$156,384	$732,718	$213,778	$58,604	$197,533	$1,400,241

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to the Bank's private-label MBS during the quarter ended June 30, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$94,474	9.3%	8.2 - 11.0	25.0%	6.9 - 35.2	35.5%	28.2 - 38.5	10.5%	3.5 - 13.6
2006	45,326	9.6	9.5 - 9.7	23.6	18.7 - 30.7	44.8	44.2 - 45.7	9.1	1.2 - 14.6
2005	8,526	6.6	6.4 - 6.8	23.0	19.8 - 27.3	36.5	33.6 - 40.5	21.8	12.4 - 28.8
2004 and prior	135,514	12.9	5.1 - 28.5	13.7	0.0 - 50.7	26.4	0.0 - 38.6	13.0	5.6 - 69.5
Total	$283,840	11.0%	5.1 - 28.5	19.3%	0.0 - 50.7	32.6%	0.0 - 45.7	11.8%	1.2 - 69.5

Alt-A (2)
2007	$630,256	6.3%	3.8 - 13.3	78.7%	32.9 - 88.7	56.1%	46.8 - 62.0	14.5%	0.0 - 46.8
2006	996,722	6.5	3.4 - 9.8	76.6	50.2 - 89.2	57.2	48.8 - 62.3	17.5	0.0 - 44.7
2005	695,217	9.9	6.8 - 15.5	51.7	22.7 - 76.4	48.3	30.8 - 62.8	24.1	0.5 - 58.0
2004 and prior	86,876	12.8	7.3 - 23.4	36.5	3.3 - 65.4	41.7	25.3 - 55.4	27.0	7.4 - 40.3
Total	$2,409,071	7.7%	3.4 - 23.4	68.5%	3.3 - 89.2	53.8%	25.3 - 62.8	18.9%	0.0 - 58.0

ABS backed by home equity loans
Subprime (2)
2004 and prior	$28,868	10.8%	0.0 - 14.8	36.0%	22.5 - 49.7	86.8%	65.0 - 104.2	37.5%	0.0 - 99.8
_______________________
(1)         The Bank's commercial private-label MBS with a par value of $12.9 million and a private-label residential MBS with a par value of $3.5 million that is backed by the Federal Housing Administration and the Department of Veteran Affairs loans were not included in this table.
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

Of the Bank's $9.7 billion in par value of MBS and ABS investments at June 30, 2011, $2.7 billion in par value are private-

label MBS. Of this amount, $2.3 billion in par value are securities backed primarily by Alt-A loans, while $379.8 million in par value are backed primarily by prime loans. Only $28.9 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revises the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBank System's OTTI Governance Committee. For additional information on the OTTI Governance Committee, see the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank, holding $84.3 million in par value as of June 30, 2011, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. Three of these bonds, with a total par value of $56.0 million as of June 30, 2011, were deemed to be other-than-temporarily impaired as of June 30, 2011. These bonds are reported as prime in the various tables below in this section. In addition, one bond classified as Alt-A collateral by S&P, of which the Bank held $4.9 million in par value as of June 30, 2011, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates for information on the Bank's key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2011			December 31, 2010
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$25,226	$341,597	$366,823	$26,737	$374,034	$400,771
Alt-A	44,503	2,285,118	2,329,621	48,758	2,445,071	2,493,829
Total private-label residential MBS	69,729	2,626,715	2,696,444	75,495	2,819,105	2,894,600
Private-label commercial MBS
Prime	10,586	2,349	12,935	10,586	61,271	71,857
ABS backed by home equity loans
Subprime	—	28,868	28,868	—	29,424	29,424
Total par value of private-label MBS	$80,315	$2,657,932	$2,738,247	$86,081	$2,909,800	$2,995,881
_______________________
 (1)     The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to the Bank's investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of June 30, 2011, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with the Bank's private-label MBS and ABS, stratified by collateral type and vintage. Average current credit enhancements as of June 30, 2011, reflect the percentage of subordinated class outstanding balances as of June 30, 2011, to the Bank's senior class outstanding balances as of June 30, 2011, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of June 30, 2011, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At June 30, 2011 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$9,525	$—	$—	$—	$9,525
Double-A	41,686	—	—	—	41,686
Single-A	32,314	—	—	—	32,314
Triple-B	57,825	24,112	—	—	33,713
Below Investment Grade
Double-B	26,696	—	—	—	26,696
Single-B	66,412	14,094	26,730	17,235	8,353
Triple-C	106,042	56,268	—	40,279	9,495
Double-C	18,596	—	18,596	—	—
Single-C	7,727		—	7,727	—
Total	366,823	94,474	45,326	65,241	161,782

Amortized cost	357,524	94,033	41,560	60,474	161,457
Gross unrealized losses	(41,464)	(7,037)	(888)	(12,703)	(20,836)
Fair value	316,072	86,996	40,672	47,771	140,633
Other-than-temporary impairment for the six months ended June 30, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(304)		—	(304)	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(1,114)	—	(350)	(685)	(79)
Net impairment losses on held-to-maturity securities recognized in income	(1,418)	—	(350)	(989)	(79)
Weighted average percentage of fair value to par value	86.16%	92.08%	89.73%	73.22%	86.93%
Original weighted average credit support	11.17	10.06	11.01	20.93	7.92
Weighted average credit support	14.05	10.51	9.08	17.92	15.94
Weighted average collateral delinquency (1)	12.19	8.06	13.85	21.41	10.42

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$12,935	$—	$—	$—	$12,935
Amortized cost	12,883	—	—	—	12,883
Gross unrealized losses	(1)	—	—	—	(1)
Fair value	13,588	—	—	—	13,588
Weighted average percentage of fair value to par value	105.05%	—%	—%	—%	105.05%
Original weighted average credit support	14.29	—	—	—	14.29
Weighted average credit support	25.67	—	—	—	25.67
Weighted average collateral delinquency (1)	3.36	—	—	—	3.36
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At June 30, 2011 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$18,457	$—	$—	$14,679	$3,778
Double-A	21,809	6,221	—	—	15,588
Single-A	65,299	—	—	51,770	13,529
Triple-B	13,783	—	—	2,071	11,712
Below Investment Grade
Double-B	14,696	—	—	14,696	—
Single-B	89,513	—	1,915	68,065	19,533
Triple-C	1,113,243	249,587	549,905	313,751	—
Double-C	442,194	172,986	137,238	131,970	—
Single-C	99,055	23,558	33,997	41,500	—
Single-D	451,572	177,905	273,667	—	—
Total	2,329,621	630,257	996,722	638,502	64,140

Amortized cost	1,784,874	438,593	713,271	568,870	64,140
Gross unrealized losses	(454,362)	(113,446)	(184,423)	(144,380)	(12,113)
Fair value	1,331,226	325,861	528,848	424,490	52,027
Other-than-temporary impairment for the six months ended June 30, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(22,198)	(8,499)	(6,344)	(7,355)	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(42,652)	(7,870)	(30,243)	(4,539)	—
Net impairment losses on held-to-maturity securities recognized in income	(64,850)	(16,369)	(36,587)	(11,894)	—

Weighted average percentage of fair value to par value	57.14%	51.70%	53.06%	66.48%	81.12%
Original weighted average credit support	27.27	27.55	28.32	26.80	12.69
Weighted average credit support	18.83	14.49	17.45	24.72	24.24
Weighted average collateral delinquency (1)	40.08	45.99	44.77	29.11	18.22
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At June 30, 2011 (dollars in thousands)

ABS backed by home equity loans - Subprime	2004 and prior
Par value by credit rating
Triple-A	$8,386
Double-A	6,774
Single-A	5,487
Below Investment Grade
Single-B	5,182
Triple-C	1,997
Single-D	1,042
Total	28,868

Amortized cost	28,152
Gross unrealized losses	(6,168)
Fair value	21,984
Other-than-temporary impairment for the six months ended June 30, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(1,144)
Net amount of impairment losses reclassified to accumulated other comprehensive loss	1,034
Net impairment losses on held-to-maturity securities recognized in income	(110)

Weighted average percentage of fair value to par value	76.15%
Original weighted average credit support	9.85
Weighted average credit support	37.43
Weighted average collateral delinquency (1)	21.69
_______________________
(1)          Represents loans that are 60 days or more delinquent.

On August 5, 2011 and August 8, 2011, respectively, S&P downgraded the AAA long-term credit ratings of the U.S. government and of select government-related entities to AA+ with negative outlooks, as discussed under — Credit Rating Agency Developments. These actions are reflected within the agency MBS and non-MBS categories in the table below. Carrying values and fair values in the table below are as of June 30, 2011.

Rating Agency Actions (1) Investments on Negative Watch as of August 8, 2011 (dollars in thousands)

	Private-Label Residential MBS		Non MBS Investments (2)
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$14,679	$12,898	$25,325	$23,106
Double-A	—	—	2,235,000	2,234,962
Single-A	—	—	2,114	2,124
_______________________
(1)     Represents the lowest rating as of August 8, 2011 available for each security based on NRSROs used by the Bank.
(2)     Represents securities purchased under agreements to resell, certificates of deposit and non-MBS investment securities.

The following table provides a summary of credit-rating downgrades that have occurred during the period from July 1, 2011, through August 8, 2011, for the Bank's investments. Carrying values and fair values are as of June 30, 2011.

Rating Agency Actions (1) Investment Downgrades from July 1, 2011, through August 8, 2011 (dollars in thousands)

	Credit Rating as of		Carrying	Fair
Investment Category	June 30, 2011	August 8, 2011	Value	Value
Investment securities:
U.S. agency obligations	AAA	AA+	$21,520	$23,419
U.S. government-owned corporations	AAA	AA+	237,957	237,957
Government-sponsored enterprises	AAA	AA+	2,850,902	2,853,335
Corporate bonds	AAA	AA+	568,656	568,656

MBS:
U.S. government guaranteed - residential (2)	AAA	AA+	177,112	178,082
U.S. government guaranteed - commercial (2)	AAA	AA+	480,353	484,079
GSE - residential (2)	AAA	AA+	4,597,255	4,669,532
GSE - commercial (2)	AAA	AA+	1,767,272	1,835,338
Private-label - residential	B	CCC	6,459	4,377
Private-label - residential	CC	D	10,857	10,857
_______________________
(1)     Represents the lowest rating available for each security based on NRSROs used by the Bank.
(2)    The issuer rating is used for these investments.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of June 30, 2011 (dollars in thousands)

	June 30, 2011					August 8, 2011, MBS ratings based on June 30, 2011, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$363,309	$353,924	$(41,464)	12.15%	1.7%	1.7%	37.9%	62.1%	—%
Alt-A option ARM	903,877	760,099	(222,414)	45.74	—	—	0.2	99.8	—
Alt-A other	1,417,867	1,022,103	(231,948)	36.46	1.3	1.3	8.3	91.7	1.0
Total private-label residential MBS	2,685,053	2,136,126	(495,826)	36.30	0.9	0.9	9.6	90.4	0.6
Private-label commercial MBS backed by:
Prime first lien	2,349	2,349	(1)	12.29	100.0	100.0	100.0	—	—
ABS backed by home equity loans:
Subprime first lien	28,868	28,152	(6,168)	21.69	29.1	29.1	71.5	28.5	—
Total private-label MBS	$2,716,270	$2,166,627	$(501,995)	36.12%	1.3%	1.3%	10.3%	89.7%	0.5%

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of June 30, 2011, where such concentrations are five percent or greater of our total private-label MBS and ABS investments.

Geographic Concentration of Private-Label MBS and ABS

State concentration	Percentage of Total Private-Label MBS and ABS
California	39.6%
Florida	12.6
All Other	47.8
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.1%
Washington, D.C.-MD-VA-WV	5.7
All Other	84.2
100.0%

The geographic areas represented in the table above have experienced mortgage loan default rates and home price depreciation rates that are significantly higher than national averages.

Since 2008, actual and projected delinquency, foreclosure, and loss rates for prime, subprime, and Alt-A mortgages have increased significantly nationwide. While trends have improved in some of these actual measures and their projected assumptions, they remain elevated as of the date of this report. In addition, home prices are severely depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses to lenders on troubled and/or foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the degree, direction, and duration of these loss trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities. Nonetheless, the average prices of these securities in the Bank's portfolio have recovered somewhat from their lows as increased investor appetite for higher yields coupled with renewed leverage and limited supply have combined to narrow mortgage yield spreads compared to U.S. Treasury obligations.

The following graph demonstrates how average prices changed with respect to various asset classes in the Bank's MBS portfolio during the 12 months ended June 30, 2011:
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

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of August 8, 2011
	Moody's		S&P		Fitch
	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch
Ambac Assurance Corporation	Removed	NA	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AA+	Stable	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Negative Watch	AA+	Negative	AAA	Stable
Freddie Mac	Aaa	Negative Watch	AA+	Negative	AAA	Stable

The following table shows the Bank's private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At June 30, 2011
(dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$66,586	$(12,327)	$6,221	$(166)	$—	$—	$—	$—	$—	$—
2006	15,265	(4,812)	—	—	—	—	—	—	—	—
2005	31,310	(8,963)	—	—	—	—	—	—	—	—
2004 and prior	1,454	(234)	—	—	—	—	—	—	—	—
Total Alt-A	114,615	(26,336)	6,221	(166)	—	—	—	—	—	—
Subprime
2004 and prior	2,048	(94)	7,159	(1,784)	14,578	(2,861)	4,092	(1,099)	991	(330)
Total private-label MBS	$116,663	$(26,430)	$13,380	$(1,950)	$14,578	$(2,861)	$4,092	$(1,099)	$991	$(330)
_______________________
(1) The Bank placed no reliance on these monoline insurers in its models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.
(2) MBIA Insurance Corp.'s burnout period ends in December 2011. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

The following table provides the geographic concentration by state of the Bank's HFA investments where such concentrations are five percent or greater of our total HFA investments as of June 30, 2011.

State Concentration of HFAs

Percent of Total HFA Investments
Massachusetts	51.4%
Rhode Island	13.2
Connecticut	10.9
North Carolina	9.8
Maine	6.5
All Other	8.2
100.0%

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with one state HFAs whereby the Bank, for a fee, agrees to purchase and hold the HFAs' unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds according to a schedule established by the agreement. Each commitment agreement contains termination provisions in the event of a rating downgrade of the subject bond. Commitments for bond purchases were $549.1 million at June 30, 2011, to one HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation, which itself has been downgraded below triple-A and has filed a petition for bankruptcy.

Mortgage Loans

As of June 30, 2011, the Bank's mortgage loan investment portfolio totaled $3.1 billion, a decrease of $113.0 million from the December 31, 2010, balance of $3.2 billion. References to the Bank's investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation agreement it has with the FHLBank of Chicago. The expiration date of this agreement has been extended to September 30, 2012. As of June 30, 2011, the Bank had $120.6 million in 100 percent participation interests outstanding which had been purchased under this agreement. For additional information on this agreement, see the 2010 Annual Report under Item 1 — Business — MPF Loan Participations with the FHLBank of Chicago.

The FHLBank of Chicago acts as the MPF Provider and provides operational support to the MPF Banks and participating financial institutions and calculates and publishes daily prices, rates, and fees associated with the various MPF products. Since March 26, 2011, the Bank has had the right to adjust its pricing for MPF products once per day for the loans in which it invests and once per day for loans sold pursuant to MPF Xtra. Any such adjusted pricing would then become the Bank's pricing for such loans until such time as the Bank again adjusts its pricing. In connection with the commencement of this right of the Bank to adjust its pricing, the Bank's option to opt out of participation in the MPF program has been eliminated (although the Bank never used this option). However, the Bank believes it can effectively opt out of the program by adjusting pricing should it determine to do so. Alternatively, the Bank has the right to turn off its master commitments at any time for such duration as it selects.

Mortgage Loans Credit Risks. The Bank is subject to credit risk from the mortgage loans in which it invests due to the Bank's exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Although the Bank's mortgage-loan portfolio includes loans throughout the U.S. with loan concentrations of five percent or greater of the outstanding principal balance of the Bank's conventional mortgage-loan portfolio are shown in the following table:

State Concentration by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage-Loan Portfolio
	June 30, 2011	December 31, 2010
State concentration
Massachusetts	34%	33%
California	12	13
Connecticut	9	10
Maine	6	6
All others	39	38
Total	100%	100%
Although delinquent loans in the Bank's portfolio are spread throughout the U.S. with delinquent loan concentrations of five percent or greater of the outstanding principal balance of the Bank's total conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	June 30, 2011	December 31, 2010
State concentration
California	24%	24%
Massachusetts	23	23
Connecticut	8	9
All others	45	44
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $7.2 million at June 30, 2011, compared with $8.7 million at December 31, 2010. The Bank has lowered this allowance principally due to a reduction in expected losses upon liquidation of foreclosed properties as well as a decline in the amount of delinquencies in the Bank's portfolio of conventional mortgage loans. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2010 Annual Report for a description of the Bank's methodology for estimating the allowance for loan losses.

The following tables present the Bank's delinquent loans and allowance for credit losses activity (dollars in thousands).

	June 30, 2011		December 31, 2010
	Amount	Percentage (1)	Amount	Percentage(1)
Total par value of loans past due 90 days or more and still accruing interest	$20,971	0.7%	$19,874	0.6%
Nonaccrual loans, par value	48,889	1.6	54,401	1.7
Troubled debt restructuring	244	—	246	—
_______________________
(1)         Percentage of total outstanding principal balance of mortgage loans

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for credit losses on mortgage loans, balance at beginning of period	$8,696	$2,500	$8,653	$2,100
Charge-offs	(6)	(4)	(14)	(35)
Provision for credit losses	(1,509)	4	(1,458)	435
Allowance for credit losses on mortgage loans, balance at end of period	$7,181	$2,500	$7,181	$2,500

Higher-Risk Loans. The Bank's portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank's total conventional portfolio (7.7 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (31.3 percent by outstanding principal balance). The Bank's allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of June 30, 2011.

Summary of Higher-Risk Conventional Mortgage Loans As of June 30, 2011 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$216,864	6.31%	1.46%	7.05%
High loan-to-value loans (2)	23,052	0.55	1.24	0.24
Subprime and high loan-to-value loans (3)	240	—	—	28.32
Total high-risk loans	$240,156	5.75%	1.43%	6.42%
_______________________
(1)         Subprime loans are loans to borrowers with FICO® credit scores 660 or lower. FICO is a widely used credit-industry model developed by Fair Isaac, and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.
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

The Bank is exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of June 30, 2011, the Bank was the beneficiary of primary mortgage insurance coverage on $213.1 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $37.5 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of August 8, 2011, all of these mortgage insurance companies have a credit rating of triple-B or lower (or its equivalent) by at least one NRSRO as presented in the below table.

The Bank has analyzed its potential loss exposure to all of the mortgage insurance companies and does not expect incremental losses due to these ratings. This expectation is based on the credit-enhancement features of the Bank's master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back the Bank's master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial condition of these mortgage insurance companies. Further, the Bank requires that all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. Accordingly, none of the eight mortgage insurance companies previously approved by the Bank are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to the Bank. The Bank has established limits on exposure to individual mortgage insurance companies to ensure that the insurance coverage is sufficiently diversified.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of August 8, 2011		As of June 30, 2011
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
Genworth Mortgage Insurance Corporation	BB-/Ba1/NR	Negative	$61,246	$14,224	$—	$14,224	29.6%
Mortgage Guaranty Insurance Corporation	B+/Ba3/NR	Negative	51,052	11,044	—	11,044	23.0
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	38,135	9,033	—	9,033	18.8
CMG Mortgage Insurance Company	BBB/NR/BBB	Negative	18,108	4,270	—	4,270	8.9
PMI Mortgage Insurance Company	CCC-/B3/NR	Negative	17,037	3,558	—	3,558	7.4
Radian Guaranty Incorporated	B+/Ba3/NR	Negative	12,172	2,294	—	2,294	4.8
Republic Mortgage Insurance Company	B+/B1/BB	Negative	11,605	2,269	649	2,918	6.1
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	3,774	695	—	695	1.4
			$213,129	$47,387	$649	$48,036	100.0%

Debt Financing — Consolidated Obligations

At June 30, 2011 and December 31, 2010, outstanding COs, including both CO bonds and CO discount notes, totaled $46.9 billion and $53.6 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds issued by the Bank are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of June 30, 2011, and December 31, 2010. CO bonds outstanding at June 30, 2011, and December 31, 2010, include issued callable bonds totaling $4.1 billion and $5.2 billion, respectively.

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 25.7 percent and 34.5 percent of outstanding COs at June 30, 2011, and December 31, 2010, respectively, but accounted for 98.3 percent and 97.1 percent of the proceeds from the issuance of COs during the six months ended June 30, 2011 and 2010, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances.

Deposits

At both June 30, 2011, and December 31, 2010 deposits totaled $745.5 million.

The following table presents term deposits issued in amounts of $100,000 or greater at June 30, 2011, and December 31, 2010.

Term Deposits Greater than $100,000 (dollars in thousands)

	June 30, 2011		December 31, 2010
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$6,250	2.51%	$—	—%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	6,250	2.51
Greater than 12 months (1)	20,000	4.71	20,000	4.71
Total par value	$26,250	4.19%	$26,250	4.19%
_______________________
(1)         Represents one term deposit account with a maturity date in 2014.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $15.8 million and $14.8 million as of June 30, 2011, and December 31, 2010, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $672.5 million and $729.2 million as of June 30, 2011, and December 31, 2010, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2011, and December 31, 2010. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedging changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents a hedge strategy that hedges the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2011		December 31, 2010
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$8,821,902	$(586,325)	$10,505,040	$(635,275)
	Swaps	Economic	40,750	(589)	73,250	(1,538)
	Caps and floors	Economic	16,500	3	16,500	25
Total associated with advances			8,879,152	(586,911)	10,594,790	(636,788)
Available-for-sale securities	Swaps	Fair value	828,935	(224,875)	853,935	(224,907)
	Caps and floors	Economic	300,000	1,931	—	—
Trading securities	Swaps	Economic	225,000	(12,980)	225,000	(10,181)
Consolidated obligations	Swaps	Fair value	10,518,250	193,309	11,989,650	191,324
	Futures / Forwards	Cash Flow	700,000	(1,685)	—	—
Deposits	Swaps	Fair value	20,000	4,410	20,000	4,767
Total			21,471,337	(626,801)	23,683,375	(675,785)
Mortgage delivery commitments			20,396	(95)	28,217	(187)
Total derivatives			$21,491,733	(626,896)	$23,711,592	(675,972)
Accrued interest				(25,234)		(31,709)
Cash collateral				(4,620)		(6,721)
Net derivatives				$(656,750)		$(714,402)
Derivative asset				$15,788		$14,818
Derivative liability				(672,538)		(729,220)
Net derivatives				$(656,750)		$(714,402)

The following four tables provide a summary of the Bank's hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $19.3 billion, representing 90.0 percent of all derivatives outstanding as of June 30, 2011. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,730,300	$(22,461)	$1,730,300	$22,432	2.97%	0.27%	2.88%	0.36%
Due after one year through two years	1,557,900	(67,918)	1,557,900	67,721	3.62	0.27	3.49	0.40
Due after two years through three years	1,047,110	(70,158)	1,047,110	69,955	3.90	0.26	3.67	0.49
Due after three years through four years	839,615	(59,681)	839,615	59,478	3.61	0.27	3.36	0.52
Due after four years through five years	727,062	(57,594)	727,062	57,451	3.69	0.26	3.45	0.50
Thereafter	2,919,915	(308,513)	2,919,915	305,464	3.92	0.26	3.77	0.41
Total	$8,821,902	$(586,325)	$8,821,902	$582,501	3.63%	0.26%	3.47%	0.42%
_______________________
(1)    The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2011.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity or Next Put Date for Putable Advances As of June 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$6,652,125	$(474,218)	$6,652,125	$470,524	3.72%	0.27%	3.59%	0.40%
Due after one year through two years	749,100	(44,915)	749,100	44,876	3.65	0.26	3.49	0.42
Due after two years through three years	533,760	(28,177)	533,760	28,158	3.20	0.26	2.97	0.49
Due after three years through four years	346,865	(16,675)	346,865	16,670	3.16	0.27	2.77	0.66
Due after four years through five years	338,662	(11,116)	338,662	11,122	2.83	0.25	2.55	0.53
Thereafter	201,390	(11,224)	201,390	11,151	3.74	0.26	3.46	0.54
Total	$8,821,902	$(586,325)	$8,821,902	$582,501	3.63%	0.26%	3.47%	0.42%
_______________________
(1)    The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2011.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$2,962,700	$11,851	$2,962,700	$(11,890)	1.18%	1.20%	0.19%	0.17%
Due after one year through two years	3,060,050	55,381	3,060,050	(55,416)	1.58	1.60	0.14	0.12
Due after two years through three years	2,250,500	44,483	2,250,500	(44,274)	1.78	1.82	0.25	0.21
Due after three years through four years	640,000	9,252	640,000	(9,424)	1.68	1.70	0.14	0.12
Due after four years through five years	730,000	17,875	730,000	(17,962)	1.98	1.98	0.02	0.02
Thereafter	875,000	54,467	875,000	(54,897)	3.66	3.66	0.40	0.40
Total	$10,518,250	$193,309	$10,518,250	$(193,863)	1.72%	1.74%	0.19%	0.17%
_______________________
(1)     The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2011. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations As of June 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$4,887,700	$8,157	$4,887,700	$(8,422)	1.23%	1.24%	0.12%	0.11%
Due after one year through two years	2,940,050	56,618	2,940,050	(56,751)	1.70	1.72	0.15	0.13
Due after two years through three years	1,805,500	43,797	1,805,500	(43,539)	1.94	1.99	0.29	0.24
Due after three years through four years	285,000	7,740	285,000	(7,740)	2.09	2.13	0.23	0.19
Due after four years through five years	150,000	16,854	150,000	(16,971)	4.67	4.65	0.18	0.20
Thereafter	450,000	60,143	450,000	(60,440)	5.08	5.10	0.74	0.72
Total	$10,518,250	$193,309	$10,518,250	$(193,863)	1.72%	1.74%	0.19%	0.17%
_______________________
(1)    The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.
(2)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2011. For zero coupon bonds, the yield represents the yield to maturity.

The Bank engages in derivatives directly with affiliates of certain of the Bank's members, which act as derivatives dealers to the Bank. These derivative contracts are entered into for the Bank's own risk-management purposes and are not related to requests from the Bank's members to enter into such contracts. See Item 1 — Notes to the Financial Statements — Note 19 — Transactions with Related Parties for outstanding derivative contracts with affiliates of members.

Derivative Instruments Credit Risks. The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank or pledged to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into derivatives only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's. Also, the Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. These agreements are bilateral and generally require the Bank to deliver additional collateral to the counterparty if the Bank's credit rating is downgraded, which could increase the Bank's exposure to loss in the event of a default by a counterparty to which the Bank was the net obligor, as further detailed in Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks.

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

Derivative Instruments (dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of June 30, 2011
Interest-rate-exchange agreements: (1)
Double-A	$7,065,695	6	$15,775
Single-A	14,405,642	8	—
Total interest-rate-exchange agreements	21,471,337	14	15,775
Commitments to invest in mortgage loans (2)	20,396	—	13
Total derivatives	$21,491,733	14	$15,788

As of December 31, 2010
Interest-rate-exchange agreements: (1)
Double-A	$7,621,250	6	$14,763
Single-A	16,062,125	8	—
Total interest-rate-exchange agreements	23,683,375	14	14,763
Commitments to invest in mortgage loans (2)	28,217	—	55
Total derivatives	$23,711,592	14	$14,818
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

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	June 30, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,894,795	18.1%	$(50,570)
Deutsche Bank AG	2,996,465	14.0	(245,117)
Citigroup Financial Products, Inc.	2,781,790	13.0	(47,336)
Goldman Sachs Capital Markets, LP	2,499,725	11.6	(79,646)
Morgan Stanley Capital Services, Inc.	2,196,150	10.2	(124,258)
J.P. Morgan Chase Bank	2,192,400	10.2	(68,779)

	December 31, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$4,304,100	18.2%	$(54,202)
Citigroup Financial Products, Inc.	3,723,290	15.7	(57,841)
Deutsche Bank AG	2,986,965	12.6	(248,485)
UBS AG	2,413,225	10.2	(6,428)

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

Liquidity

Internal Sources of Liquidity

The Bank maintains structural liquidity to ensure that it meets its day-to-day business needs and its contractual obligations with normal sources of funding. The Bank defines structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that all maturing advances are renewed except for those from large, highly rated members; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, a management action trigger is breached and senior management is immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of June 30, 2011.

Structural Liquidity As of June 30, 2011 (dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$(520,957)	$(1,813,936)	$(2,278,299)
Less: Cumulative contingent obligations	(3,979,172)	(4,978,581)	(5,878,302)
Equals: Net structural liquidity need	(4,500,129)	(6,792,517)	(8,156,601)
Available borrowing capacity (2)	$36,820,934	$39,349,494	$40,975,624
Ratio of available borrowing capacity to net structural liquidity need	8.18	5.79	5.02
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
_______________________
(1)     Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.
(2)    Available borrowing capacity is the CO issuance capacity based on achieving leverage up to the Bank's internal minimum capital requirement. For information on this internal minimum capital requirement, see — Capital Rule — Internal Minimum Capital Plan Requirements in Excess of Regulatory Requirements.

In accordance with Finance Agency regulations, the Bank also maintains contingency liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, the capital markets, or any other event that precludes issuance of COs. These regulations require the Bank to maintain highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all anticipated maturing advances over the following five days. The Bank maintained material compliance with this requirement at all times during the six months ended June 30, 2011. As of June 30, 2011, and December 31, 2010, the Bank held a surplus of $14.0 billion and $13.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates the Bank's contingency liquidity as of June 30, 2011.

Contingency Liquidity As of June 30, 2011 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$(792,465)
Contingency borrowing capacity (exclusive of CO debt issuance)	14,804,097
Net contingency borrowing capacity	$14,011,632
_______________________
(1)    Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot borrow funds from the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The Bank was in material compliance with these liquidity requirements at all times during the quarter ended June 30, 2011.

Further, the Bank is sensitive to maintaining an appropriate funding balance between its assets and liabilities and has an established policy that limits the potential gap between assets with maturities inclusive of projected prepayments greater than one year funded by liabilities maturing inclusive of projected calls in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. The Bank maintained material compliance with this requirement at all times during the three months ended June 30, 2011. During the three months ended June 30, 2011, this gap averaged 1.6 percent (maximum level 2.2 percent and minimum level 0.9 percent). As of June 30, 2011, this gap was 2.2 percent, compared with 3.8 percent at December 31, 2010.

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

Financial Conditions for FHLBank Debt

During the period covered by this report the Bank has experienced CO issuance costs that were relatively consistent with recent past quarters. Demand for COs has remained stable. Throughout the period covered by this report, CO bonds were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer term issues bore funding costs that were typically higher than equivalent-maturity LIBOR swap yields. The Bank continues to experience similar pricing into the third quarter of 2011.

On August 8, 2011, S&P downgraded the Bank's long-term credit rating to AA+ with a negative outlook based on its downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook. This and other credit rating agency developments have occurred during the period covered by this report. Although the Bank experienced favorable pricing throughout the period covered by this report, these developments and/or further downgrades of the Bank's credit rating could adversely impact the Bank's market access and/or funding costs.

Capital

The Bank's total GAAP capital increased $90.1 million to $3.4 billion at June 30, 2011, from $3.3 billion at December 31, 2010. The increase was attributable to the net reduction of $142.9 million in accumulated other comprehensive loss, a $39.3 million increase in retained earnings, and the purchase of $48.7 million of capital stock by members during the six months ended June 30, 2011. These increases to capital were offset with the transfer of $140.8 million of capital stock to mandatorily redeemable capital stock. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $89.9 million of non-credit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired and due to $54.4 million in non-credit losses that were reclassified from accumulated other comprehensive loss and charged to earnings. This reclassification was for securities that were previously other-than-temporarily impaired that incurred additional credit losses during the six months ended June 30, 2011.

The Bank's ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members are required to increase their capital-stock investment in the Bank as their outstanding advances increase, as described in Item 1 — Business — Capital Resources of the 2010 Annual Report. As discussed in that Item, the Bank may either repurchase or redeem excess capital stock (stock in excess of what members are required to hold) in its sole discretion, however, the Bank continues its moratorium on excess stock repurchases, except in limited instances of former member insolvency. During the six months ended June 30, 2011, the Bank did not repurchase excess capital stock.

Subject to applicable law, the Bank redeems capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $227.4 million and $90.1 million at June 30, 2011, and December 31, 2010, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of June 30, 2011, and December 31, 2010 (dollars in thousands):

Contractual Year of Redemption	June 30, 2011	December 31, 2010
Due in one year or less	$—	$—
Due after one year through two years	86,367	—
Due after two years through three years	231	86,598
Due after three years through four years	10	10
Due after four years through five years	140,821	3,469
Total	$227,429	$90,077

At June 30, 2011, and December 31, 2010, members and nonmembers with capital stock outstanding held $2.0 billion and $1.9 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of June 30, 2011, and December 31, 2010 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2011	$615,471	$1,154,701	$1,770,194	$3,799,730	$2,029,536
December 31, 2010	576,529	1,269,151	1,845,703	3,754,502	1,908,799
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

Internal Capital Practices and Policies

The Bank targets an operating range of 4.0 percent to 7.5 percent for its capital ratio, a range adopted in conjunction with the Bank's capital preservation measures. The Bank's capital ratio was 7.8 percent at June 30, 2011.
Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 20, 2011, the Acting Director of the Finance Agency notified the Bank that, based on March 31, 2011, financial information, the Bank met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified the Bank of its capital classification based on June 30, 2011, financial information.
Internal Minimum Capital Requirements in Excess of Regulatory Requirements. To provide further protection for the Bank's capital base, the Bank maintains an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank's regulatory capital requirement plus its retained earnings target. As of June 30, 2011, this requirement equaled $3.0 billion, which was satisfied by the Bank's actual regulatory capital of $4.1 billion.

Retained Earnings Target. The Bank's retained earnings target remains at $925.0 million reflecting continuing uncertainty about the economy and housing recovery. Unemployment remains persistently high and home prices and sales are stagnant, with significant amounts of inventory yet to be cleared. At June 30, 2011, the Bank had retained earnings of $288.5 million. For information on how the Bank adjusts its retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends in the 2010 Annual Report.

The retained earnings target will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause the Bank to adopt a higher target, whereas sustained stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. Management has analyzed the likelihood of the Bank meeting the retained earnings target as it evolves over the Bank's five-year forecast horizon and projects that the retained earnings target will be met within that time horizon, however, general economic developments more adverse than the Bank's projections or other factors outside of the Bank's control may cause the Bank to require additional time beyond the five-year horizon to meet the target.
Discontinuance of the Use of Stock from the Excess Stock Pool for Eligible Advances
As discussed in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Plan Amendments, the Bank has the ability to allow members to satisfy the activity-based stock investment requirements for eligible advances using stock from the excess stock pool. However, the Bank has provided its members with a notice of discontinuance of the use of the excess stock pool and designated December 28, 2011, as the Required Stock Purchase Date. Pursuant to the Bank's capital plan, during the period between providing the notice of discontinuance and the Required Stock Purchase Date, no additional shares of Class B stock from the excess stock pool shall be allocated in support of members' activity-based stock investment requirements. Each member satisfying the stock investment requirement associated with any eligible advances using the excess stock pool shall be required to satisfy its total stock investment requirement by purchasing the required stock no later than the Required Stock Purchase Date. Alternatively, a member may achieve compliance with its total stock investment requirement by sufficiently reducing its volume of activity-based assets prior to the Required Stock Purchase Date. On the Required Stock Purchase Date, the Bank may use any funds available in a member's central clearing deposit account with the Bank to satisfy such member's total stock investment requirement, and, to the extent such funds are insufficient to satisfy such member's total stock investment requirement, the member shall have been deemed to have drawn an advance from the Bank in the amount of the member's shortfall, such advance subject in all respects to the terms, conditions and requirements for advances in the member's agreement for advances with the Bank with a maturity for such deemed advance of one day. The proceeds of such advance shall be applied to purchase Class B Stock in satisfaction of the member's total stock investment requirement.

Capital Plan Amendments

On August 5, 2011, the Bank provided notice of certain amendments to its capital plan to be effective on September 5, 2011 that are intended to conform the Bank's capital plan with the Capital Agreement. Due to the satisfaction of the REFCorp obligation, the Agreement and the Bank's capital plan, as amended, among other things, obligate each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income to a restricted retained earnings account beginning with the quarter ended September 30, 2011. The Bank's total required contribution to the restricted retained earnings account is an amount equal to 1.0 percent of the daily average carrying value of the Bank's outstanding total consolidated obligations (excluding fair-value adjustments) for the calendar quarter. At June 30, 2011, the Bank's total required contribution to the restricted retained earnings account would have been $483.1 million. Amounts in the restricted retained earnings account cannot be used to pay dividends.

Additional details of the Agreement, which details informed the amendments to the Bank's capital plan, are set forth in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Joint Capital Enhancement Agreement. Further, in connection with the receipt of the Finance Agency's approval to the capital plan amendments, the FHLBanks agreed to amend the Agreement including amendments that, among other changes:

•	restrict the payment of dividends from amounts in the restricted retained earnings account for at least one year following the termination of the Agreement; and

•	provide for certain procedural mechanisms for determining when an automatic termination event has occurred.

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

•    standby bond-purchase agreements with state housing authorities; and

•    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 1 — Notes to the Financial Statements — Note 18 — Commitments and Contingencies.

Through the second quarter of 2011, the Bank was required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on the Bank's net income of $44.9 million for the six months ended June 30, 2011, the Bank's AHP assessment was $5.0 million and the REFCorp assessment was $11.1 million for the six months ended June 30, 2011. See Item 1 — Business — Assessments of the 2010 Annual Report for additional information regarding REFCorp and AHP.

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

As of June 30, 2011, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements. Also described below are the results of the sensitivity analysis for private-label MBS.

Other-Than-Temporary Impairment of Investment Securities

See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating its residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index scenario that was determined by the OTTI Governance Committee.

The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. The Bank's base-case housing price forecast as of June 30, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2011, followed in each case by a three-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.0 percent to 2.8 percent in the first year, 0.0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning April 1, 2011, followed in each case by a three-month period of flat prices. Thereafter, home prices were projected to increase within a range of 0.0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year.
The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the housing price index, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case housing price index assumptions as of June 30, 2011 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse Housing Price Index Scenario
For the Quarter Ended June 30, 2011	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	3	$55,974	$(903)	5	$81,485	$(2,957)
Alt-A	89	1,796,523	(34,847)	109	2,121,567	(122,750)
Subprime	1	4,092	(44)	5	7,549	(287)
Total private-label MBS	93	$1,856,589	$(35,794)	119	$2,210,601	$(125,994)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on recent accounting developments.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment for the Bank continues to undergo significant change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and Congress considers proposals for housing finance and GSE reform.

Dodd-Frank Act

The Dodd-Frank Act will likely impact the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

New Requirements for the Bank's Derivatives Transactions.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The CFTC has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the last week of 2011, at the very earliest, and it is likely that such date will be some time in 2012.
Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps could reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with its swap counterparties.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank's swap dealer counterparties, but could be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.
The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put the Bank's collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank could be adversely impacted.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank's interest rate risk, which constitute the great majority of the Bank's derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that the Bank has historically entered into with its members.
It is also unclear how the final rule will treat the call and put optionality in certain advances to the Bank's members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will and will not be regulated as “swaps.” While it is unlikely that advances transactions between the Bank and the Bank's member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank could be faced with the business decision of whether to continue to offer certain types of advances products and intermediated derivatives to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of either its advances activities or its intermediated derivatives activities, or both, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.
While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.
The Bank, together with the other FHLBanks, is actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Other Banking Regulatory Actions
Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits which could reduce their funding needs from the FHLBank.
Joint Regulatory Actions

Proposed Rule on Credit-Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the Finance Agency, the U.S. Department of Housing and Urban Development, and the SEC jointly issued a proposed rule with a comment deadline of August 1, 2011, which proposes requiring sponsors of ABS to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing ABS, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rule-making as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae- and Freddie Mac-related securitizations will be exempt from the risk-retention rules; and (3) the possibility of creating a category of high-quality nonqualified residential mortgage loans that would have less than a five percent risk-retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by the Bank's members and could adversely impact member demand for advances. The rule could also have implications for the MPF program if the program is determined to be subject to the rule and, therefore, required to be restructured to replace the existing credit risk sharing methodology with a five percent risk retention of the mortgage loans by the participating financial institutions.

Proposed Rule on Incentive-Based Compensation Arrangements. On April 14, 2011, certain federal financial regulators, including the Finance Agency, published a proposed rule with a comment deadline of May 31, 2011, that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks and require deferral of the payment of incentive-based compensation. The proposed rule would impact the design of the Bank's compensation policies and practices, including its incentive-compensation policies and practices, if adopted as proposed.

Finance Agency Regulatory Actions

Final Rule on Conservatorship/Receivership Regulation. On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained that its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships. Under the final regulation:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, advances, and other transactions with their FHLBanks are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with an FHLBank.

•
An FHLBank's claim for repayment/reimbursement in regard to making payment on any COs of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions.

•
With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Proposed Rule on Prudential Management Standards. On June 20, 2011, the Finance Agency issued a proposed rule with a comment deadline of August 19, 2011, proposing prudential standards for 10 categories of operation and management of the FHLBanks, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which would generally provide principles and leave to the FHLBanks the obligation to organize and manage themselves to ensure that the standards are met, subject to the Finance Agency's oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency.

CREDIT RATING AGENCY DEVELOPMENTS

On July 13, 2011, Moody's placed the Aaa bond rating of the U.S. government on review for possible downgrade based on the possibility that U.S. government may not raise the statutory debt limit in time to avoid a default on U.S. Treasury debt obligations. In conjunction with that action, Moody's also placed the Aaa ratings of financial institutions directly linked to the U.S. government on review for possible downgrade, including the FHLBanks. On August 2, 2011, Moody's affirmed the Aaa bond rating of the U.S. government and removed the rating from review for possible downgrade. Moody's has assigned a negative outlook to the rating.

On August 8, 2011, S&P downgraded the Bank's long-term credit rating to AA+ with a negative outlook following S&P's downgrade of the U.S. government's long-term sovereign credit rating from AAA to AA+ with a negative outlook. S&P has indicated that S&P's credit ratings of select government-related entities, such as the FHLBanks, will be constrained by the credit ratings of the U.S. government. Accordingly, any further downgrade of the U.S. government's credit rating is likely to be followed by a similar downgrade of the FHLBanks. S&P's downgrade and further downgrades to the Bank's credit rating could adversely impact the Bank's funding costs and/or market access. Additionally, S&P's downgrade triggered certain Bank obligations to deliver additional collateral to certain derivatives counterparties to which the Bank is a net obligor, as discussed in Item 1 — Notes to Financial Statements — Note 10 — Derivatives and Hedging Activities. Further, member and housing associate demand for certain of the Bank's products, such as letters of credit and standby bond purchase agreements, is influenced by the Bank's credit rating and this downgrade or further downgrades of the Bank's credit rating could weaken or eliminate demand for such products. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds or demand for the Bank's products falls, the Bank's financial condition and results of operations could be adversely impacted.

As of August 8, 2011, S&P's long-term and short-term credit ratings for each of the FHLBanks are AA+ and A-1+, with a negative outlook, and Moody's long-term and short-term credit ratings for each of the FHLBanks are Aaa and P-1, with a negative outlook.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At June 30, 2011, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $14.3 billion, compared with $13.6 billion at December 31, 2010. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $2.0 billion and $2.7 billion at June 30, 2011, and December 31, 2010, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both June 30, 2011, and December 31, 2010, this portfolio of investments had an amortized cost of $1.1 billion.

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

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $10.5 billion, or 30.3 percent of the Bank's total outstanding CO bonds at June 30, 2011, down from $12.0 billion, or 34.5 percent of total outstanding CO bonds, at December 31, 2010. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's Value at Risk (VaR) calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

Measurement of Market and Interest-Rate Risk

The Bank measures its exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. The Bank also measures the duration gap of its assets and liabilities.

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

For purposes of measuring this ratio, the BVE is equal to the Bank's permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At June 30, 2011, the Bank's MVE was $3.7 billion and its BVE was $4.1 billion. At December 31, 2010, the Bank's MVE was $3.5 billion and its BVE was $4.0 billion. The Bank's ratio of MVE to BVE was 90.0 percent at June 30, 2011, up from 87.8 percent at December 31, 2010.

The primary drivers for the improvement in the Bank's MVE to BVE ratio since December 31, 2010, were:

•	stabilization in prices for the Bank's private-label MBS holdings despite headline concerns on the overall housing market state;

•	broad-based declines in market yields experienced over the course of the first half of 2011; and

•	a reduction to the Bank's total assets without a proportional reduction to the Bank's capital base.

The Bank targets a 100 percent ratio between its MVE to the par value of its Class B stock (referred to here as par stock), reflecting the Bank's intent to preserve the value of its members' capital investment in the Bank. As of June 30, 2011, that ratio was 96.9 percent, with the shortfall primarily reflecting the ongoing discounted value of the Bank's private-label MBS holdings. The Bank isolates the long-term impact of the depressed prices of its private-label MBS portfolio on its MVE, and has established a limit of 100 percent on the ratio of MVE to par stock when the impact of market illiquidity on MVE is removed, referred to as adjusted MVE. Under this measurement, the portion of the discounted price not attributable to credit losses is added back to market value. As of June 30, 2011, the ratio of adjusted MVE to par stock was 108 percent.

The following chart displays the Bank's MVE to BVE and MVE to Par Stock ratios over the preceding quarters, based on the factors described above.

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

	June 30, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
MVE/BVE	92.4%	90.0%	87.4%	92.5%	87.8%	82.8%
MVE/Par Stock	99.4%	96.9%	94.0%	98.6%	93.6%	88.3%
____________________________
(1) Down equals 200 basis points, however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore the Bank adjusts the down rate accordingly in periods of very low levels of interest rates.

(2) Up equals 200 basis points.

Value at Risk. VaR measures the change in the Bank's MVE to a ninety-ninth percent confidence interval, based on a set of stress scenarios using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to the beginning of 1978, consistent with Finance Agency regulations.

The table below presents the historical simulation VaR estimate as of June 30, 2011, and December 31, 2010, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2011		December 31, 2010
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.10)%	$(3.5)	(0.15)%	$(5.4)
75%	0.59	21.7	0.63	22.2
95%	1.87	68.7	2.27	79.9
99%	4.70	172.8	3.22	113.2
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors increased to $172.8 million as of June 30, 2011, from $113.2 million as of December 31, 2010. The increase in VaR since December 31, 2010, resulted from certain factors experienced during the six months ended June 30, 2011, including the significant steepening in market yields experienced since the third quarter of 2010. The Bank measures VaR by applying historical shifts in interest rates experienced over six month intervals to current yield curve, and then recording the fourth highest exposure. The significant steepening experienced since the third quarter of 2010 added a concentration of scenarios to the VaR exposures that caused an increase in VaR despite an overall decline in market yields between December 31, 2010 and June 30, 2011.

The Bank's risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' risk committee of such breach and to take steps to reduce the risk exposure. The Bank complied with this limit at all times during the six months ended June 30, 2011.

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

Throughout 2010, the Bank took steps to reduce its net interest income exposure to a prolonged period of low market yields, including its deliberate maintenance of positive duration of equity, as described in the 2010 Annual Report under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk. However, during the period covered by this report, the Bank has taken actions in the first quarter of 2011 to maintain a lower duration of equity (consistent with the Bank's duration of equity at December 31, 2010) in anticipation of a rising interest-rate environment and expects to continue this approach into the third quarter of 2011. As of June 30, 2011, the Bank's duration of equity was +0.7 years, compared with +1.6 years at December 31, 2010.

The following table presents the Bank's duration of equity (in years) in different interest-rate scenarios:

	June 30, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
Duration of Equity	1.2	0.7	3.1	2.6	1.6	4.8
____________________________
(1) Down equals 200 basis points; however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore the Bank adjusts the down rate accordingly in periods of very low levels of interest rates.

(2) Up equals 200 basis points.

The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank's interest-rate risk exposure, the Bank removes noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2009 and 2010. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank's interest-rate risk profile than those inclusive of current spreads. As of June 30, 2011, management VaR stood at $124.0 million and management duration of equity was +0.7 years. As of December 31, 2010, management VaR stood at $78.4 million and management duration of equity was +1.6 years.

MPF Portfolio Management Action Trigger of 25 Percent of Bank VaR Limit. The Bank has established a management action trigger for VaR exposure from its investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of the Bank's overall VaR limit. While the Bank seeks to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and Bank's funding curves. Accordingly, the Bank maintains this management action trigger, which was $68.8 million at June 30, 2011, based on the Bank's overall VaR limit of $275.0 million. The Bank's actual MPF portfolio's VaR exposure at June 30, 2011, was $42.5 million, compared with $54.5 million as of December 31, 2010.

Duration Gap. The Bank measures the duration gap of its assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including but not limited to maturity and repricing cash flows, for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the market value of equity in response to changing interest rates. A positive duration gap means that the Bank's total assets have an aggregate duration, or sensitivity to interest-rate changes greater than its liabilities, and a negative duration gap means that the Bank's total assets have an aggregate duration shorter than its liabilities. The Bank's duration gap was +0.6 months at June 30, 2011, compared with +1.1 months at December 31, 2010.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for June 30, 2011, showed that in the worst-case scenario, the Bank's return on equity falls to 175 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank's return on equity does not reflect the potential impact of future credit losses.

Economic Capital Ratio Limit. The Bank has established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Finance Agency regulations require the Bank to maintain a regulatory capital ratio of book capital to book assets limit of no less than 4.0 percent, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital. The Bank seeks to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting the Bank's balance sheet and derivatives at current market expectations of future values. The Bank's economic capital ratio was 7.0 percent as of June 30, 2011, compared with 5.9 percent as of December 31, 2010.
The Bank's economic capital ratio was not below 4.0 percent at any time during the six months ended June 30, 2011.

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of the end of the period covered by this report. Based on that evaluation, the Bank's president and chief executive officer and chief financial officer have concluded that the Bank's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 20, 2011, the Bank filed a complaint in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County, against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on the Bank's investments in certain private-label MBS issued by 115 securitization trusts for which the Bank originally paid approximately $5.8 billion. The complaint asserts claims based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, fraud by the rating agencies, and controlling person liability. The Bank is seeking various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date), and recovery of reasonable attorneys' fees and costs of suit.

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

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 28.5 percent of the Bank's capital stock as of June 30, 2011. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.6 percent of the Bank's capital stock as of June 30, 2011.

Since the time the complaint was filed, the defendants have filed certain notices of removal to remove the case to two different federal courts and effectively sever the complaint into two separate complaints: one that would consist of the claims against the individuals named by the original complaint due to their association with and control over Lehman Brothers Holdings Inc. and its affiliates and subsidiaries; and the other that would consist of all other defendants. The Bank has filed various motions opposing all of these motions, including motions to remand the case to state court.

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

The Bank has invested in HFA securities with an amortized cost of $229.9 million as of June 30, 2011. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although the Bank's policies require that HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase, some have since been downgraded and the fair values of some of the Bank's HFA securities have also fallen and the Bank's gross unrealized losses on them totaled $41.0 million at June 30, 2011. As described in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Although the Bank has determined that none of these securities is other-than-temporarily impaired at June 30, 2011, should the underlying loans underperform the Bank's projections, the Bank could realize credit losses from these securities.

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

Increasing delinquency and loss severity trends experienced on some of the loans underlying the MBS in the Bank's portfolio, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use relatively more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. The Bank incurred credit losses of $35.8 million for private-label MBS that management determined were other-than-temporarily impaired for the three months ended June 30, 2011. If macroeconomic trends or collateral credit performance within the Bank's private-label MBS portfolio deteriorate further than currently anticipated, or if recent foreclosure moratoriums by several major mortgage servicers appear likely to adversely impact expected cash flows from impacted securities, even more stressful assumptions, including but not limited to lower house prices, higher loan-default rates, and higher loan-loss severities, may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which could be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank is projected to realize an additional $90.2 million in credit losses.

The Bank's funding costs and/or access to the capital markets and demand for certain Bank products could be adversely impacted by S&P's downgrade of the U.S. government's credit ratings and/or any further downgrade of the U.S. government's credit ratings.

As discussed under Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Rating Agency Developments, S&P has downgraded the Bank's long-term credit rating to AA+ with a negative outlook. S&P has indicated that any further downgrade of the U.S. government's credit rating is likely to be followed by a similar downgrade of the FHLBanks. S&P's downgrade and further downgrades to the Bank's credit rating could adversely impact the Bank's funding costs and/or market access. Additionally, S&P's downgrade triggered certain Bank obligations to deliver additional collateral to certain derivatives counterparties to which the Bank is a net obligor. Further downgrades would trigger Bank obligations to deliver additional collateral under such derivatives, as detailed under Part I — Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities. Further, member and housing associate demand for certain of the Bank's products, such as letters of credit and standby bond purchase agreements, is influenced by the Bank's credit rating and this downgrade or further downgrades of the Bank's credit rating could weaken or eliminate demand for such products. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds or demand for the Bank's products falls, the Bank's financial condition and results of operations could be adversely impacted.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

ITEM 6.  Exhibits

31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

August 11, 2011	By:	/s/	EDWARD A. HJERPE III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2011	By:	/s/	FRANK NITKIEWICZ
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)