Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Boston
filed 2011-11-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2011
Class A Stock, par value $100	zero
Class B Stock, par value $100	38,126,082

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$338,907	$6,151
Interest-bearing deposits	229	155
Securities purchased under agreements to resell	3,500,000	2,175,000
Federal funds sold	3,380,000	5,585,000
Investment securities:
Trading securities	273,900	5,579,741
Available-for-sale securities - includes $133,405 and $102,949 pledged as collateral at September 30, 2011, and December 31, 2010, respectively that may be repledged	5,432,546	7,335,035
Held-to-maturity securities - includes $136,209 and $62,770 pledged as collateral at September 30, 2011, and December 31, 2010, respectively that may be repledged (a)	7,329,410	6,459,544
Total investment securities	13,035,856	19,374,320
Advances	25,024,689	28,034,949
Mortgage loans held for portfolio, net of allowance for credit losses of $7,181 and $8,653 at September 30, 2011, and December 31, 2010, respectively	3,128,725	3,245,954
Accrued interest receivable	110,294	145,177
Resolution Funding Corporation (REFCorp) prepaid assessment	—	13,590
Premises, software, and equipment, net	5,253	4,547
Derivative assets	16,413	14,818
Other assets	34,067	47,640
Total Assets	$48,574,433	$58,647,301
LIABILITIES
Deposits:
Interest-bearing	$720,679	$711,222
Non-interest-bearing	20,267	34,299
Total deposits	740,946	745,521
Consolidated obligations, net:
Bonds	32,446,525	35,102,750
Discount notes	10,673,491	18,524,841
Total consolidated obligations, net	43,120,016	53,627,591
Mandatorily redeemable capital stock	227,429	90,077
Accrued interest payable	143,070	141,141
Affordable Housing Program (AHP) payable	28,832	23,138
Derivative liabilities	896,372	729,220
Other liabilities	14,640	15,108
Total liabilities	45,171,305	55,371,796
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 35,837 shares and 36,644 shares issued and outstanding at September 30, 2011, and December 31, 2010, respectively	3,583,749	3,664,425
Retained earnings:
Unrestricted	326,099	249,191
Restricted	9,997	—
Total retained earnings	336,096	249,191
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(33,546)	(15,193)
Net unrealized loss relating to hedging activities	(27,173)	(341)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(454,725)	(621,528)
Pension and postretirement benefits	(1,273)	(1,049)
Total accumulated other comprehensive loss	(516,717)	(638,111)
Total capital	3,403,128	3,275,505
Total Liabilities and Capital	$48,574,433	$58,647,301
_______________________________________
(a)   Fair values of held-to-maturity securities were $7,381,823 and $6,564,181 at September 30, 2011, and December 31, 2010, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Advances	$80,163	$105,897	$249,670	$313,989
Prepayment fees on advances, net	9,066	5,342	20,393	7,529
Securities purchased under agreements to resell	502	2,772	1,447	4,174
Federal funds sold	2,211	2,306	5,969	9,032
Trading securities	3,034	5,249	13,270	9,878
Available-for-sale securities	15,374	19,998	49,425	52,683
Held-to-maturity securities	42,647	40,148	123,476	131,086
Prepayment fees on investments	806	3	1,355	34
Mortgage loans held for portfolio	37,267	41,074	113,456	126,646
Other	1	—	2	—
Total interest income	191,071	222,789	578,463	655,051
INTEREST EXPENSE
Consolidated obligations - bonds	108,896	138,855	345,012	413,334
Consolidated obligations - discount notes	1,546	8,354	8,808	23,085
Deposits	42	252	244	521
Mandatorily redeemable capital stock	177	—	446	—
Other borrowings	—	8	3	11
Total interest expense	110,661	147,469	354,513	436,951
NET INTEREST INCOME	80,410	75,320	223,950	218,100
Provision for (reduction of) credit losses	—	453	(1,458)	888
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	80,410	74,867	225,408	217,212
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(8,336)	(2,684)	(31,982)	(41,397)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	1,126	(3,192)	(41,606)	(17,745)
Net other-than-temporary impairment losses on investment securities recognized in income	(7,210)	(5,876)	(73,588)	(59,142)
Service fees	2,046	1,890	6,503	5,036
Net unrealized gains on trading securities	13,638	8,357	17,594	18,798
Net losses on derivatives and hedging activities	(17,474)	(9,113)	(23,527)	(26,402)
Realized net gain from sale of available-for-sale securities	—	—	12,801	—
Other	131	85	469	223
Total other loss	(8,869)	(4,657)	(59,748)	(61,487)
OTHER EXPENSE
Compensation and benefits	8,111	7,643	24,366	23,616
Other operating expenses	5,656	4,405	14,974	13,393
Federal Housing Finance Agency	1,162	815	3,622	2,540
Office of Finance	665	762	2,156	2,365
Other	388	319	3,987	889
Total other expense	15,982	13,944	49,105	42,803
INCOME BEFORE ASSESSMENTS	55,559	56,266	116,555	112,922
AHP	5,573	4,593	10,592	9,218
REFCorp	—	10,335	11,078	20,741
Total assessments	5,573	14,928	21,670	29,959
NET INCOME	$49,986	$41,338	$94,885	$82,963

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2010	36,589	$3,658,866	$184,231	$—	$184,231	$(806,144)	$3,036,953
Proceeds from sale of capital stock	34	3,426					3,426
Comprehensive income:
Net income			41,338	—	41,338		41,338
Other comprehensive income:
Net unrealized gains on available-for-sale securities						23,888	23,888
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(1,216)	(1,216)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities						4,408	4,408
Accretion of noncredit portion of impairment losses on held-to-maturity securities						65,985	65,985
Reclassification adjustment for previously deferred hedging gains and losses included in income						4	4
Pension and postretirement benefits						125	125
Total other comprehensive income							93,194
Total comprehensive income							134,532
BALANCE, SEPTEMBER 30, 2010	36,623	$3,662,292	$225,569	$—	$225,569	$(712,950)	$3,174,911

BALANCE, JUNE 30, 2011	35,723	$3,572,301	$288,520	$—	$288,520	$(495,261)	$3,365,560
Proceeds from sale of capital stock	114	11,448					11,448
Comprehensive income:
Net income			39,989	9,997	49,986		49,986
Other comprehensive income:
Net unrealized losses on available-for-sale securities						(30,389)	(30,389)
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(5,231)	(5,231)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities						4,105	4,105
Accretion of noncredit portion of impairment losses on held-to-maturity securities						35,288	35,288
Unrealized losses relating to hedging activities						(25,158)	(25,158)
Reclassification adjustment for previously deferred hedging gains and losses included in income						4	4
Pension and postretirement benefits						(75)	(75)
Total other comprehensive loss							(21,456)
Total comprehensive income							28,530
Cash dividends on capital stock			(2,410)		(2,410)		(2,410)
BALANCE, SEPTEMBER 30, 2011	35,837	$3,583,749	$326,099	$9,997	$336,096	$(516,717)	$3,403,128

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2009	36,431	$3,643,101	$142,606	$—	$142,606	$(1,021,649)	$2,764,058
Proceeds from sale of capital stock	192	19,191					19,191
Comprehensive income:
Net income			82,963	—	82,963		82,963
Other comprehensive income:
Net unrealized gains on available-for-sale securities						74,552	74,552
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(31,756)	(31,756)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities						49,501	49,501
Accretion of noncredit portion of impairment losses on held-to-maturity securities						215,682	215,682
Reclassification adjustment for previously deferred hedging gains and losses included in income						11	11
Pension and postretirement benefits						709	709
Total other comprehensive income							308,699
Total comprehensive income							391,662
BALANCE SEPTEMBER 30, 2010	36,623	$3,662,292	$225,569	$—	$225,569	$(712,950)	$3,174,911

BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$—	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	601	60,145					60,145
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)					(140,821)
Comprehensive income:
Net income			84,888	9,997	94,885		94,885
Other comprehensive income:
Net unrealized losses on available-for-sale securities						(5,552)	(5,552)
Less: reclassification adjustment for realized gain included in net income relating to available-for-sale securities						(12,801)	(12,801)
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(16,910)	(16,910)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities						58,516	58,516
Accretion of noncredit portion of impairment losses on held-to-maturity securities						125,197	125,197
Unrealized losses relating to hedging activities						(26,843)	(26,843)
Reclassification adjustment for previously deferred hedging gains and losses included in income						11	11
Pension and postretirement benefits						(224)	(224)
Total other comprehensive income							121,394
Total comprehensive income							216,279
Cash dividends on capital stock			(7,980)		(7,980)		(7,980)
BALANCE, SEPTEMBER 30, 2011	35,837	$3,583,749	$326,099	$9,997	$336,096	$(516,717)	$3,403,128

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)

	For the Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$94,885	$82,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(2,779)	6,883
(Reduction of) provision for credit losses	(1,458)	888
Change in net fair-value adjustments on derivatives and hedging activities	62,316	29,189
Net other-than-temporary impairment losses on investment securities recognized in income	73,588	59,142
Realized gain from sale of available-for-sale securities	(12,801)	—
Other adjustments	(400)	(226)
Net change in:
Market value of trading securities	(17,594)	(18,798)
Accrued interest receivable	34,883	3,255
Other assets	2,114	2,320
Accrued interest payable	1,929	(7,783)
Other liabilities	17,620	21,010
Total adjustments	157,418	95,880
Net cash provided by operating activities	252,303	178,843

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(74)	30
Securities purchased under agreements to resell	(1,325,000)	(3,950,000)
Federal funds sold	2,205,000	1,236,000
Premises, software, and equipment	(2,168)	(225)
Trading securities:
Net decrease (increase) in short-term	5,320,000	(4,210,000)
Proceeds from long-term	3,433	3,686
Purchases of long-term	—	(150,744)
Available-for-sale securities:
Net decrease in short-term	—	2,600,000
Proceeds from long-term	2,510,471	369,479
Purchases of long-term	(492,011)	(3,827,482)
Held-to-maturity securities:
Proceeds from long-term	1,046,077	1,694,008
Purchases of long-term	(1,814,412)	(812,019)
Advances to members:
Proceeds	101,596,921	114,511,345
Disbursements	(98,566,753)	(106,952,575)
Mortgage loans held for portfolio:
Proceeds	459,510	494,829
Purchases	(352,182)	(275,542)
Proceeds from sale of foreclosed assets	8,721	7,469
Net cash provided by investing activities	10,597,533	738,259

FINANCING ACTIVITIES

Net change in deposits	4,686	(16,524)
Net payments on derivative contracts with a financing element	(29,768)	(29,425)
Net proceeds from issuance of consolidated obligations:
Discount notes	439,183,592	939,738,636
Bonds	11,234,003	26,303,500
Bonds transferred from other FHLBanks	—	114,729
Payments for maturing and retiring consolidated obligations:
Discount notes	(447,033,139)	(944,260,672)
Bonds	(13,925,150)	(22,967,673)
Proceeds from issuance of capital stock	60,145	19,191
Payments for redemption of mandatorily redeemable capital stock	(3,469)	(4,288)
Cash dividends paid	(7,980)	—
Net cash used in financing activities	(10,517,080)	(1,102,526)
Net increase (decrease) in cash and due from banks	332,756	(185,424)
Cash and due from banks at beginning of the year	6,151	191,143
Cash and due from banks at period end	$338,907	$5,719
Supplemental disclosures:
Interest paid	$391,404	$439,192
AHP payments	$4,707	$7,889
REFCorp assessments refunded, net	$(2,512)	$—
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$8,533	$9,546

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

Note 2 — Recently Issued Accounting Standards and Interpretations

Disclosures about an Employer’s Participation in a Multiemployer Plan. On September 21, 2011, the Financial Accounting Standards Board (the FASB) issued guidance intended to enhance disclosures about an employer's participation in a multiemployer pension plan. These disclosures are intended to provide users with the following: (1) additional administrative information about an employer's participation in significant multiemployer plans; (2) an employer's participation level in these plans, including contributions made and whether contributions exceed five percent of total contributions made to a plan; (3) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (4) the nature of employer commitments to the plan, including expiration dates of collective bargaining agreements and whether such agreements require minimum plan contributions. Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans. The new disclosures are required for annual periods ending December 31, 2011, and will be applied retrospectively for all prior periods presented. The adoption of this amended guidance is likely to result in increased annual financial statement disclosures, but will not affect the Bank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income, and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012, and will be applied retrospectively for all periods presented. Early adoption is permitted. The Bank plans to elect the two-statement approach noted above beginning on January 1, 2012. The adoption of this guidance is expected to be limited to the presentation of its annual and interim financial statements and not affect the Bank's financial condition, results of operations, and cash flows.

On October 21, 2011, the FASB voted to propose a deferral of the new requirement to present reclassifications of other comprehensive income in the income statement. Entities would still be required to adopt the other guidance contained in the new accounting standard for the presentation of comprehensive income.

Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS). On May 12, 2011, the FASB and the International Accounting Standards Board both issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosures about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements currently in GAAP. The new guidance goes into effect on January 1, 2012, for the Bank and will be applied prospectively. The Bank is currently evaluating the effect of the adoption of this guidance on the Bank's financial condition, results of operations, and cash flows.

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

On January 19, 2011, the FASB issued guidance to temporarily defer the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures was coordinated with the effective date of the guidance for determining what constitutes a troubled debt restructuring.

Note 3 — Trading Securities

Major Security Types. Trading securities as of September 30, 2011, and December 31, 2010, were as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Certificates of deposit	$—	$5,319,921
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed - residential	19,505	21,366
Government-sponsored enterprises (GSEs) - residential	7,036	8,438
GSEs - commercial	247,359	230,016
	273,900	259,820
Total	$273,900	$5,579,741

Net unrealized gains on trading securities for the nine months ended September 30, 2011 and 2010, amounted to $17.6 million and $18.8 million for securities held on September 30, 2011 and 2010, respectively.

The Bank does not participate in speculative trading practices and typically holds these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2011, were as follows (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational banks	$502,229	$—	$(32,675)	$469,554
Corporate bonds (2)	563,675	2,832	—	566,507
U.S. government-owned corporations	332,685	—	(48,264)	284,421
GSEs	2,754,792	57,153	(18,705)	2,793,240
	4,153,381	59,985	(99,644)	4,113,722
MBS
U.S. government guaranteed - residential	95,549	321	—	95,870
GSEs - residential	1,048,196	6,452	—	1,054,648
GSEs - commercial	168,966	—	(660)	168,306
	1,312,711	6,773	(660)	1,318,824
Total	$5,466,092	$66,758	$(100,304)	$5,432,546
_______________________
(1)         Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.

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
_______________________
(1)         Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments.
(2)         Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table summarizes available-for-sale securities with unrealized losses as of September 30, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational banks	$—	$—	$469,554	$(32,675)	$469,554	$(32,675)
U.S. government-owned corporations	—	—	284,421	(48,264)	284,421	(48,264)
GSEs	—	—	120,213	(18,705)	120,213	(18,705)
	—	—	874,188	(99,644)	874,188	(99,644)
MBS
GSEs - commercial	—	—	168,306	(660)	168,306	(660)
	—	—	168,306	(660)	168,306	(660)
Total temporarily impaired	$—	$—	$1,042,494	$(100,304)	$1,042,494	$(100,304)

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

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at September 30, 2011, and December 31, 2010, are shown below (dollars in thousands).

	September 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$852,105	$855,310	$1,370,953	$1,379,527
Due after one year through five years	2,327,444	2,384,224	3,165,009	3,210,864
Due after five years through 10 years	—	—	—	—
Due after 10 years	973,832	874,188	821,432	741,739
	4,153,381	4,113,722	5,357,394	5,332,130
MBS (1)	1,312,711	1,318,824	1,992,834	2,002,905
Total	$5,466,092	$5,432,546	$7,350,228	$7,335,035
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of September 30, 2011, the amortized cost of the Bank's available-for-sale securities included net premiums of $84.9 million. Of that amount, $89.5 million of net premiums relate to non-MBS and $4.6 million of net discounts relate to MBS. As of December 31, 2010, the amortized cost of the Bank's available-for-sale securities included net premiums of $118.1 million. Of that amount, $123.7 million of net premiums related to non-MBS and $5.6 million of net discounts related to MBS.

At September 30, 2011, and December 31, 2010, 26.3 percent and 19.0 percent, respectively, of the Bank's fixed-rate available-for-sale securities were swapped to a floating rate.

Gain/Loss on Sale. The following table shows the proceeds from sale and gross gains and losses on available-for-sale securities (dollars in thousands).

	For the Nine Months Ended September 30,
	2011	2010
Proceeds from sale of available-for-sale securities	$2,127,944	$—

Gross realized gains from sale of available-for-sale securities	14,415	—
Gross realized losses from sale of available-for-sale securities	(1,614)	—
Net realized gain from sale of available-for-sale securities	$12,801	$—

The Bank did not sell any available-for sale securities during the three months ended September 30, 2011 and 2010.

Note 5 — Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2011, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$20,293	$—	$20,293	$1,870	$—	$22,163
State or local housing-finance-agency obligations	226,244	—	226,244	142	(48,403)	177,983
GSEs	71,370	—	71,370	2,764	—	74,134
	317,907	—	317,907	4,776	(48,403)	274,280
MBS
U.S. government guaranteed -residential	53,797	—	53,797	900	—	54,697
U.S. government guaranteed -commercial	491,716	—	491,716	6,059	—	497,775
GSEs - residential	3,568,949	—	3,568,949	91,114	(765)	3,659,298
GSEs - commercial	1,277,924	—	1,277,924	92,319	—	1,370,243
Private-label - residential	2,035,615	(453,305)	1,582,310	38,642	(127,420)	1,493,532
Private-label - commercial	10,538	—	10,538	600	—	11,138
Asset-backed securities (ABS) backed by home equity loans	27,689	(1,420)	26,269	144	(5,553)	20,860
	7,466,228	(454,725)	7,011,503	229,778	(133,738)	7,107,543
Total	$7,784,135	$(454,725)	$7,329,410	$234,554	$(182,141)	$7,381,823

Held-to-maturity securities as of December 31, 2010, were as follows (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$24,856	$—	$24,856	$2,100	$—	$26,956
State or local housing-finance-agency obligations	235,735	—	235,735	413	(46,415)	189,733
GSEs	72,617	—	72,617	1,993	—	74,610
	333,208	—	333,208	4,506	(46,415)	291,299
MBS
U.S. government guaranteed -residential	64,975	—	64,975	1,184	—	66,159
GSEs - residential	2,899,360	—	2,899,360	76,784	(7,109)	2,969,035
GSEs - commercial	1,303,343	—	1,303,343	75,665	(8,758)	1,370,250
Private-label - residential	2,379,610	(620,927)	1,758,683	117,796	(102,557)	1,773,922
Private-label - commercial	71,799	—	71,799	743	(491)	72,051
ABS backed by home equity loans	28,777	(601)	28,176	229	(6,940)	21,465
	6,747,864	(621,528)	6,126,336	272,401	(125,855)	6,272,882
Total	$7,081,072	$(621,528)	$6,459,544	$276,907	$(172,270)	$6,564,181

The following table summarizes the held-to-maturity securities with unrealized losses as of September 30, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing-finance-agency obligations	$—	$—	$137,197	$(48,403)	$137,197	$(48,403)

MBS
GSEs - residential	83,417	(132)	44,960	(633)	128,377	(765)
Private-label - residential	20,106	(3,354)	1,467,377	(539,296)	1,487,483	(542,650)
ABS backed by home equity loans	—	—	20,860	(6,837)	20,860	(6,837)
	103,523	(3,486)	1,533,197	(546,766)	1,636,720	(550,252)
Total	$103,523	$(3,486)	$1,670,394	$(595,169)	$1,773,917	$(598,655)

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

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity at September 30, 2011, and December 31, 2010, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2011			December 31, 2010
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,361	$1,361	$1,367	$1,266	$1,266	$1,277
Due after one year through five years	71,790	71,790	74,554	74,478	74,478	76,562
Due after five years through 10 years	61,567	61,567	62,253	68,470	68,470	69,158
Due after 10 years	183,189	183,189	136,106	188,994	188,994	144,302
	317,907	317,907	274,280	333,208	333,208	291,299
MBS (2)	7,466,228	7,011,503	7,107,543	6,747,864	6,126,336	6,272,882
Total	$7,784,135	$7,329,410	$7,381,823	$7,081,072	$6,459,544	$6,564,181
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

As of September 30, 2011, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $542.5 million. Of that amount, net premiums of $4.0 million relate to non-MBS and net discounts of $546.5 million relate to MBS. As of December 31, 2010, the amortized cost of the Bank's held-to-maturity securities includes net discounts of $523.4 million. Of that amount, net premiums of $5.3 million relate to non-MBS and net discounts of $528.7 million relate to MBS.

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

Available-for-Sale Securities

As a result of these evaluations, the Bank determined that none of its available-for-sale securities were other-than-temporarily impaired at September 30, 2011. The Bank's available-for-sale securities portfolio has experienced unrealized losses that reflect the impact of normal yield and spread fluctuations attendant with security markets. However, the declines are considered temporary as the Bank expects to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intends to sell these securities nor is it more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Regarding securities that were in an unrealized loss position as of September 30, 2011:

•
Debentures issued by a supranational bank that were in an unrealized loss position as of September 30, 2011, are expected to return contractual principal and interest, based on the Bank's review and analysis of independent third-party credit reports on the supranational entity, and such supranational entity is rated triple-A by each of the nationally recognized statistical rating organizations (NRSROs).

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

Held-to-Maturity Securities

State or Local Housing-Finance-Agency Obligations. Management has reviewed the state and local housing-finance-agency (HFA) obligations and has determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. The Bank has determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization, and third-party bond insurance as applicable. As of September 30, 2011, none of the Bank's held-to-maturity investments in HFA obligations were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell the investments nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Agency MBS. For agency MBS, the Bank determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2011, all of the gross unrealized losses on such MBS are temporary. The Bank does not believe that the declines in market value of these securities are attributable to credit quality, and because the Bank does not intend to sell the investments, nor is it more likely than not that the Bank will be required to sell the investments before recovery of the amortized cost basis, the Bank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2011.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. The Bank invested in private-label residential MBS, which as of the date of purchase were all rated triple-A. Each private-label residential MBS may contain one or more forms of credit protection/enhancements, including, but not limited to, guarantee of principal and interest, subordination, over-collateralization and excess interest, and third-party bond insurance.

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

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

In performing a detailed cash-flow analysis, the Bank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, the Bank uses the effective interest rate derived from a variable-rate index such as one-month London Interbank Offered Rate (LIBOR) plus the contractual spread, plus or minus a fixed-spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

In accordance with related guidance from the Federal Housing Finance Agency (Finance Agency), the Bank has contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying the Bank's other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco nor the FHLBank of Chicago has the ability to model a particular MBS owned by the Bank, the Bank projects the expected cash flows for that security based on the Bank's expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. The Bank forms these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

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

	September 30, 2011
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	170	$2,502,362	$1,972,072	$1,533,803	$1,450,488
FHLBank of Chicago	16	$24,059	$23,333	$22,034	$17,768
Bank's own cash-flow projections	13	$79,054	$64,298	$49,141	$42,495

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of the Bank's private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank's housing-price forecast as of September 30, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as follows:

	Range %
Year 1	0.0	—	2.8
Year 2	0.0	—	3.0
Year 3	1.5	—	4.0
Year 4	2.0	—	5.0
Years 5 and 6	2.0	—	6.0
Thereafter	2.3	—	5.6

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

The Bank does not intend to sell these securities and believes it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. The Bank recorded other-than-temporary impairment credit losses of $7.2 million for the three months ended September 30, 2011. For held-to-maturity securities, the noncredit portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended September 30, 2011, the Bank accreted $35.3 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the three months ended September 30, 2011, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $4.1 million for the three months ended September 30, 2011.

For those securities for which an other-than-temporary impairment was determined to have occurred during the quarter ended September 30, 2011 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Alt-A (1)
2007	$97,545	3.8%	2.3 - 8.6	74.3%	34.6 - 89.4	50.0%	48.4 - 54.9	18.3%	0.0 - 31.2
2006	43,310	5.0	2.5 - 5.5	71.0	69.0 - 81.9	52.4	51.5 - 58.7	4.1	0.0 - 26.9
2005	220,813	6.4	2.5 - 9.2	52.4	38.6 - 80.6	48.0	37.2 - 56.7	15.3	5.1 - 44.9
2004 and prior	7,643	4.1	4.1	65.3	65.3	44.5	44.5	37.9	37.9
Total	$369,311	5.5%	2.3 - 9.2	60.6%	34.6 - 89.4	49.0%	37.2 - 58.7	15.2%	0.0 - 44.9

ABS backed by home equity loans
Subprime (1)
2004 and prior	$987	9.9%	9.9%	43.8%	43.8%	104.0%	104.0%	19.2%	19.2%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

Certain private-label MBS owned by the Bank are insured by third-party bond insurers (monoline insurers). The FHLBanks performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guarantee Insurance Corp., and Ambac Assurance Corp. (Ambac), are not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. For the remaining monoline insurer, MBIA Insurance Corp. (MBIA), the burnout period as of September 30, 2011, is three months, ending December 31, 2011. No securities guaranteed by MBIA were determined to have an other-than-temporary impairment credit loss at September 30, 2011.

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized in the quarter ending September 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	September 30, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$54,066	$47,370	$35,041	$35,876
Private-label residential MBS – Alt-A	315,245	255,309	175,513	180,910
ABS backed by home equity loans – Subprime	987	672	607	680
Total other-than-temporarily impaired securities	$370,298	$303,351	$211,161	$217,466

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	September 30, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$78,879	$68,348	$49,982	$53,415
Private-label residential MBS – Alt-A	2,007,097	1,473,117	1,038,178	1,041,341
ABS backed by home equity loans – Subprime	6,362	5,618	4,198	4,251
Total other-than-temporarily impaired securities	$2,092,338	$1,547,083	$1,092,358	$1,099,007

The following table displays the Bank's securities for which other-than-temporary impairment credit losses were recognized for the three and nine months ended September 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Private-label residential MBS – Prime	$(167)	$(1,637)	$(1,804)	$(470)	$(2,751)	$(3,221)
Private-label residential MBS – Alt-A	(8,169)	2,821	(5,348)	(30,368)	(39,831)	(70,199)
ABS backed by home equity loans – Subprime	—	(58)	(58)	(1,144)	976	(168)
Total other-than-temporarily impaired securities	$(8,336)	$1,126	$(7,210)	$(31,982)	$(41,606)	$(73,588)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward relates to the amount of credit losses on investment securities held by the Bank for which a portion of other-than-temporary impairment charges were recognized into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$562,358	$514,937	$523,881	$471,094
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—	46	197
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	7,210	5,876	73,542	58,945
Reductions:
Securities matured during the period	(15,889)	(8,569)	(42,089)	(17,785)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(731)	(379)	(2,432)	(586)
Balance at end of period	$552,948	$511,865	$552,948	$511,865
_______________________

(1)
For the three months ended September 30, 2011 and 2010, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to July 1, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2011 and 2010.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$(488,887)	$(765,258)	$(621,528)	$(929,508)
Amounts reclassified from (to) accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(5,231)	(1,216)	(16,910)	(31,756)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	4,105	4,408	58,516	49,501
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(1,126)	3,192	41,606	17,745
Accretion of noncredit portion of impairment losses on held-to-maturity securities	35,288	65,985	125,197	215,682
Balance at end of period	$(454,725)	$(696,081)	$(454,725)	$(696,081)

Note 7 — Advances

General Terms. At both September 30, 2011, and December 31, 2010, the Bank had advances outstanding, including AHP advances, at interest rates ranging from 0.00 percent to 8.37 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances and certain structured advances.

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$4,227	0.49%	$3,816	0.52%
Due in one year or less	8,118,994	1.28	9,925,269	1.43
Due after one year through two years	5,636,667	1.97	3,141,974	3.43
Due after two years through three years	2,912,453	3.11	6,176,646	2.26
Due after three years through four years	2,240,416	3.03	2,205,918	3.40
Due after four years through five years	1,725,403	3.02	1,664,257	3.18
Thereafter	3,723,276	3.90	4,278,296	4.00
Total par value	24,361,436	2.34%	27,396,176	2.51%
Premiums	35,525		33,447
Discounts	(23,728)		(25,657)
Hedging adjustments	651,456		630,983
Total	$25,024,689		$28,034,949

The Bank offers callable advances that provide members with the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2011, and December 31, 2010, the Bank had callable advances outstanding totaling $2.5 million and $11.5 million, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	September 30, 2011		December 31, 2010
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$4,227	0.0%	$3,816	0.0%
Due in one year or less	8,121,494	33.3	9,925,269	36.2
Due after one year through two years	5,636,667	23.1	3,153,474	11.5
Due after two years through three years	2,909,953	12.0	6,176,646	22.6
Due after three years through four years	2,240,416	9.2	2,199,418	8.0
Due after four years through five years	1,725,403	7.1	1,664,257	6.1
Thereafter	3,723,276	15.3	4,273,296	15.6
Total par value	$24,361,436	100.0%	$27,396,176	100.0%

The Bank also offers putable advances that provide the Bank with the right to put the fixed-rate advance to the member (and thereby extinguish the advance) on predetermined exercise dates, and offer, subject to certain conditions, replacement funding at then-current Bank rates. Generally, such put options are exercised when interest rates increase. At September 30, 2011, and December 31, 2010, the Bank had putable advances outstanding totaling $5.2 billion and $6.8 billion, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next put date for putable advances (dollars in thousands):

	September 30, 2011		December 31, 2010
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$4,227	0.0%	$3,816	0.0%
Due in one year or less	12,361,869	50.8	15,478,394	56.5
Due after one year through two years	5,081,717	20.8	2,358,424	8.6
Due after two years through three years	2,364,703	9.7	5,381,346	19.6
Due after three years through four years	1,902,166	7.8	1,666,918	6.1
Due after four years through five years	1,428,003	5.9	1,335,007	4.9
Thereafter	1,218,751	5.0	1,172,271	4.3
Total par value	$24,361,436	100.0%	$27,396,176	100.0%

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for outstanding advances (dollars in thousands):

	September 30, 2011	December 31, 2010
Par value of advances
Fixed-rate	$20,030,209	$23,024,360
Variable-rate	4,331,227	4,371,816
Total par value	$24,361,436	$27,396,176

At September 30, 2011, 42.0 percent of the Bank's fixed-rate advances were swapped to a floating rate and 0.5 percent of the Bank's variable-rate advances were swapped to a different variable-rate index.

At December 31, 2010, 45.9 percent of the Bank's fixed-rate advances were swapped to a floating rate and 0.6 percent of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.

The Bank's potential credit risk from advances is principally concentrated in commercial banks, savings institutions, and credit unions. At September 30, 2011, and December 31, 2010, the Bank had $6.5 billion and $8.8 billion, respectively, of advances outstanding that were greater than or equal to $1.0 billion per borrower. These advances were made to two borrowers at September 30, 2011, and three borrowers at December 31, 2010, representing 26.8 percent and 32.2 percent, respectively, of total advances outstanding.

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

The following table presents certain characteristics of the mortgage loans in which the Bank invests (dollars in thousands):

	September 30, 2011	December 31, 2010
Real estate
Fixed-rate 15-year single-family mortgages	$671,422	$718,333
Fixed-rate 20- and 30-year single-family mortgages	2,436,954	2,513,030
Premiums	32,942	31,235
Discounts	(6,185)	(7,344)
Deferred derivative gains and losses, net	773	(647)
Total mortgage loans held for portfolio	3,135,906	3,254,607
Less: allowance for credit losses	(7,181)	(8,653)
Total mortgage loans, net of allowance for credit losses	$3,128,725	$3,245,954

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2011	December 31, 2010
Conventional mortgage loans	$2,793,581	$2,908,587
Government-insured or -guaranteed mortgage loans	314,795	322,776
Total par value	$3,108,376	$3,231,363

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses see Note 9 — Allowance for Credit Losses.

“Mortgage Partnership Finance,” “MPF,” and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.

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
Nonaccrual Loans. The Bank places conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. The Bank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. Government-insured and -guaranteed loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of (1) the U.S. government guarantee of the loan and (2) the contractual obligation of the loan servicer.
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
Credit Products

The Bank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral pledged to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank requires all borrowers that pledge securities collateral to place physical possession of such securities collateral with the Bank's safekeeping agent or the borrower's securities corporation, subject to a control agreement giving the Bank appropriate control over such collateral. In addition, CFIs are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. The Bank's capital stock owned by members is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management believes these policies effectively manage the Bank's respective credit risk from credit products.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2011, the Bank had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of its outstanding extensions of credit. The estimated value of the collateral required to secure each member's obligations is calculated by applying collateral discounts or haircuts.

The Bank continues to evaluate and make changes to its collateral guidelines, as the Bank believes necessary, based on current market conditions. At September 30, 2011, and December 31, 2010, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the nine months ended September 30, 2011 and 2010.

Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, the Bank has not recorded any allowance for credit losses on credit products at September 30, 2011, and December 31, 2010. At September 30, 2011, and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on the Bank's off-balance-sheet credit exposure.

Mortgage Loans - Government-insured or -guaranteed

The Bank invests in government-insured or -guaranteed fixed-rate mortgage loans secured by one- to four-family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or by the U.S. Department of Housing and Urban Development. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicers fail to pay for losses not covered by the applicable government agency. Based on the Bank's assessment of its servicers for these loans, there is no allowance for credit losses for the government-insured and -guaranteed mortgage loans portfolio as of September 30, 2011, and December 31, 2010. In addition, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.

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

The Bank's allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans (which may include primary or supplemental mortgage insurance) under the MPF program. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the Bank's allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements. The Bank records credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. The Bank incurred credit-enhancement fees of $762,000 and $838,000 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the Bank incurred credit-enhancement fees of $2.3 million and $2.6 million respectively.

For conventional mortgage loans, credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to the first-loss account. The aggregated amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in the Bank's financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to the Bank, with a corresponding reduction of the first-loss account for that master commitment up to the amount accumulated in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of the master commitment could exceed the amount accumulated in the first-loss account. In that case, the excess losses would be charged next to the member's credit-enhancement amount, then to the Bank after the member's credit-enhancement amount has been exhausted. The amount of the first-loss account remaining to absorb losses for loans owned by the Bank is partly dependent on the percentage of loans owned by the Bank that are within master commitments which include loans that are owned, in whole or in part, by other MPF Banks. Assuming losses occur on a proportional basis between loans owned by the Bank and loans owned by other MPF Banks, at September 30, 2011, and December 31, 2010, the amount of first-loss account remaining for losses attributable to the Bank was $24.4 million and $27.8 million, respectively. For certain MPF products, the Bank's losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates the credit enhancements of the MPF program. Migration analysis is a methodology for estimating, through the Bank's experience over a historical period, the rate of default experienced on pools of similar loans. The Bank applies migration analysis to loans based on its experience with loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due, as well as to loans 60 or more days past due following receipt of notice of filing from the bankruptcy court. The Bank then estimates the dollar amount of loans in these categories that may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred at the statement of condition date.

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

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. As of September 30, 2011, and December 31, 2010, the Bank determined that an allowance for credit losses should be established for credit losses on its conventional mortgage loans. The following table presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2011 and 2010, as well as the recorded investment in mortgage loans by impairment methodology at

September 30, 2011 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is not net of any valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for credit losses
Balance at beginning of period	$7,181	$2,500	$8,653	$2,100
Charge-offs	—	(53)	(14)	(88)
Provision for credit losses	—	453	(1,458)	888
Balance at end of period	$7,181	$2,900	$7,181	$2,900
Ending balance, individually evaluated for impairment	$—		$—
Ending balance, collectively evaluated for impairment	$7,181		$7,181
Recorded investment, end of period (1)
Individually evaluated for impairment	$—		$—
Collectively evaluated for impairment	$2,832,696		$2,832,696
_________________________

(1)	Excludes government-guaranteed or -insured loans.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans at September 30, 2011, and December 31, 2010 (dollars in thousands):

	September 30, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$44,076	$13,009	$57,085
Past due 60-89 days delinquent	12,120	4,637	16,757
Past due 90 days or more delinquent	51,783	23,519	75,302
Total past due	107,979	41,165	149,144
Total current loans	2,724,717	280,200	3,004,917
Total mortgage loans	$2,832,696	$321,365	$3,154,061
Other delinquency statistics
In process of foreclosure, included above (1)	$22,960	$7,323	$30,283
Serious delinquency rate (2)	1.88%	7.34%	2.44%
Past due 90 days or more still accruing interest	$—	$23,519	$23,519
Loans on nonaccrual status (3)	$51,783	$—	$51,783
Troubled debt restructurings	$245	$—	$245
_______________________

(1)
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.

(3)	Represents conventional (i.e., not government-guaranteed or -insured) mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2010
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government-insured or -guaranteed Mortgage Loans	Total
Past due 30-59 days delinquent	$42,624	$15,924	$58,548
Past due 60-89 days delinquent	16,336	6,661	22,997
Past due 90 days or more delinquent	54,935	20,322	75,257
Total past due	113,895	42,907	156,802
Total current loans	2,829,988	286,298	3,116,286
Total mortgage loans	$2,943,883	$329,205	$3,273,088
Other delinquency statistics
In process of foreclosure, included above (1)	$31,456	$7,731	$39,187
Serious delinquency rate (2)	1.89%	6.17%	2.32%
Past due 90 days or more still accruing interest	$—	$20,322	$20,322
Loans on nonaccrual status (3)	$54,935	$—	$54,935
Troubled debt restructurings	$238	$—	$238
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

Troubled Debt Restructurings.

Troubled debt restructuring is considered to have occurred when a concession is granted to the debtor that would not otherwise be considered for economic or legal reasons related to the debtor's financial difficulties.

The Bank's program for MPF loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38 percent of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38 percent. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 38 percent ratio is still not met, the interest rate is reduced for up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the target 38 percent housing expense ratio is met.

As discussed in Note 2 — Recently Issued Accounting Standards and Interpretations, the Bank adopted amended guidance intended to clarify which debt modifications constitute troubled debt restructurings. The Bank has had no new modifications that occurred on or after January 1, 2011, and did not identify any additional troubled debt restructurings as a result of adopting this amended guidance.

As of September 30, 2011, and December 31, 2010, the Bank had one MPF loan with a recorded investment of $245,000 and $238,000, respectively that is considered a troubled debt restructuring. As of September 30, 2011, the Bank's one troubled debt restructuring was performing and had not defaulted.

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
At September 30, 2011, and December 31, 2010, the Bank had $6.3 million and $6.5 million, respectively, in assets classified as REO. During the nine months ended September 30, 2011 and 2010, the Bank sold REO assets with a recorded carrying value of $7.5 million and $6.8 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, the Bank recognized net gains totaling $400,000 and $226,000 on the sale of REO assets during the nine months ended September 30, 2011 and 2010, respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

These investments are all short-term (all less than three months) and the recorded balance approximates fair value. The Bank invests in federal funds sold with highly rated counterparties and are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of September 30, 2011, and December 31, 2010, were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to highly rated counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at September 30, 2011, and December 31, 2010.

Purchases, Sales, and Reclassifications

During the nine months ended September 30, 2011, there were no significant purchases or sales of financing receivables. Furthermore, there were no reclassifications of financing receivables to held for sale during the period.

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

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation (CO) that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank has determined that all embedded derivatives in currently outstanding transactions as of September 30, 2011, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

Credit Risk. The table below presents credit-risk exposure on derivative instruments, excluding instances where a counterparty's pledged cash collateral to the Bank exceeds the Bank's net position (dollars in thousands).

	September 30, 2011	December 31, 2010
Total net exposure at fair value(1)	$28,924	$17,098
Cash collateral held	12,511	2,280
Net exposure after collateral	$16,413	$14,818
_______________________
(1)  Includes net accrued interest receivable of $1.2 million and $2.2 million at September 30, 2011, and December 31, 2010, respectively.

Certain of the Bank's derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit ratings. Under the terms that govern such instruments, if the Bank's credit rating is lowered by an NRSRO, the Bank is required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2011, was $896.4 million for which the Bank had delivered collateral with a post-haircut value of $773.3 million in the normal course of business. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required the Bank to deliver based on incremental credit rating downgrades at September 30, 2011.

Post-haircut Value of Incremental Collateral to be Delivered as of September 30, 2011 (dollars in thousands)

Ratings downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$40,000
AA-	A+, A or A-	55,598
A-	below A-	6,000
_______________________

(1)	Ratings are expressed in this table according to Standard & Poor's Rating Service's (S&P's) conventions but include the equivalent of such rating by Moody's Investor Services (Moody's).
(2) Additional collateral of $21.9 million is required as of September 30, 2011 at a rating of AA+ and is not included in the table.

The Bank executes derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's at the time of the transaction, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 — Consolidated Obligations for additional information. Note 18 — Commitments and Contingencies discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Financial Statement Impact and Additional Financial Information. Net losses on derivatives and hedging activities for the three and nine months ended September 30, 2011 and 2010, were as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$445	$841	$1,846	$2,215
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(17,952)	(10,626)	(24,674)	(30,135)
Interest-rate caps or floors	(1,147)	(17)	(2,298)	(34)
Mortgage-delivery commitments	1,180	689	1,599	1,552
Total net losses related to derivatives not designated as hedging instruments	(17,919)	(9,954)	(25,373)	(28,617)

Net losses on derivatives and hedging activities	$(17,474)	$(9,113)	$(23,527)	$(26,402)
The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on the Bank's net interest income for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended September 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(68,999)	$68,954	$(45)	$(68,212)
Investments	(146,239)	145,812	(427)	(11,751)
Deposits	(23)	23	—	396
COs – bonds	28,819	(27,902)	917	37,594
	$(186,442)	$186,887	$445	$(41,973)

_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Three Months Ended September 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(89,477)	$89,823	$346	$(90,661)
Investments	(44,726)	45,104	378	(12,512)
Deposits	248	(248)	—	383
COs – bonds	72,612	(72,495)	117	45,889
	$(61,343)	$62,184	$841	$(56,901)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(20,049)	$20,472	$423	$(218,021)
Investments	(145,876)	146,158	282	(35,973)
Deposits	(381)	381	—	1,183
COs – bonds	29,952	(28,811)	1,141	122,699
	$(136,354)	$138,200	$1,846	$(130,112)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(156,739)	$157,275	$536	$(301,060)
Investments	(133,693)	134,065	372	(38,261)
Deposits	726	(726)	—	1,173
COs – bonds	196,013	(194,787)	1,226	162,536
COs - discount notes	(67)	148	81	75
	$(93,760)	$95,975	$2,215	$(175,537)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The loss recognized in accumulated other comprehensive loss for hedged items in cash-flow hedging relationships was $25.2 million for the three months ended September 30, 2011. The loss recognized in accumulated other comprehensive loss for hedged items in cash-flow hedging relationships was $26.8 million for the nine months ended September 30, 2011. The Bank had no derivatives and hedged items in cash-flow hedging relationships during the three and nine months ended September 30,

2010.

For the three and nine months ended September 30, 2011 and 2010, there were no reclassifications from other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter.

As of September 30, 2011, none of the Bank's unrecognized net losses on derivative instruments accumulated in other comprehensive loss are expected to be reclassified to earnings during the next 12 months. The maximum length of time over which the Bank is hedging its exposure to the variability in future cash flows for forecasted transactions is three years.

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

The following table presents the fair value of derivative instruments as of September 30, 2011 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$20,743,087	$263,930	$(1,072,443)
Interest-rate futures / forwards	700,000	—	(26,843)
Total derivatives designated as hedging instruments	21,443,087	263,930	(1,099,286)

Derivatives not designated as hedging instruments
Interest-rate swaps	235,750	—	(29,943)
Interest-rate caps or floors	300,000	787	—
Mortgage-delivery commitments (1)	21,481	165	(11)
Total derivatives not designated as hedging instruments	557,231	952	(29,954)
Total notional amount of derivatives	$22,000,318
Total derivatives before netting and collateral adjustments		264,882	(1,129,240)
Netting adjustments (2)		(232,868)	232,868
Cash collateral and related accrued interest		(15,601)	—
Derivative assets and derivative liabilities		$16,413	$(896,372)
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
Deposits at September 30, 2011, and December 31, 2010, include hedging adjustments of $4.4 million and $4.8 million, respectively.
The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	September 30, 2011	December 31, 2010
Interest bearing
Demand and overnight	$692,717	$677,568
Term	22,676	28,882
Other	5,286	4,772
Non-interest bearing
Other	20,267	34,299
Total deposits	$740,946	$745,521

Note 12 — Consolidated Obligations
COs consist of CO bonds and CO discount notes. CO bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
The following is a summary of the Bank's participation in CO bonds outstanding at September 30, 2011, and December 31, 2010, by year of contractual maturity (dollars in thousands):

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due in one year or less	$11,340,780	1.06%	$12,400,350	1.13%
Due after one year through two years	10,114,250	1.71	7,873,080	1.90
Due after two years through three years	3,481,050	2.51	6,063,750	2.31
Due after three years through four years	2,137,795	2.64	2,323,845	2.48
Due after four years through five years	2,370,250	2.77	2,434,000	2.94
Thereafter	2,612,450	4.18	3,705,700	4.01
Total par value	32,056,575	1.91%	34,800,725	2.03%
Premiums	198,710		146,434
Discounts	(30,525)		(37,363)
Hedging adjustments	221,765		192,954
Total	$32,446,525		$35,102,750

The Bank's CO bonds outstanding at September 30, 2011, and December 31, 2010, included (dollars in thousands):

	September 30, 2011	December 31, 2010
Par value of CO bonds
Noncallable and non-putable	$29,308,575	$29,556,725
Callable	2,748,000	5,244,000
Total par value	$32,056,575	$34,800,725

The following is a summary of the Bank's participation in CO bonds outstanding at September 30, 2011, and December 31, 2010, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Due in one year or less	$12,900,780	$17,161,350
Due after one year through two years	10,229,250	7,303,080
Due after two years through three years	3,164,050	5,355,750
Due after three years through four years	1,917,795	1,528,845
Due after four years through five years	1,880,250	1,559,000
Thereafter	1,964,450	1,892,700
Total par value	$32,056,575	$34,800,725

The following table details CO bonds by interest-rate-payment type at September 30, 2011, and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Par value of CO bonds
Fixed-rate	$25,946,575	$26,980,725
Simple variable-rate	5,200,000	6,600,000
Step-up	910,000	1,220,000
Total par value	$32,056,575	$34,800,725

At September 30, 2011, and December 31, 2010, 42.1 percent and 42.5 percent, respectively, of the Bank's fixed-rate CO bonds were swapped to a floating rate.

Consolidated Obligation Discount Notes. The Bank's participation in CO discount notes, all of which are due within one year, was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2011	$10,673,491	$10,673,940	0.03%
December 31, 2010	$18,524,841	$18,526,985	0.11%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program
The Bank charges the amount set aside for the AHP to income and recognizes it as a liability. The Bank then reduces the AHP liability as members use subsidies. The Bank had outstanding principal in AHP-related advances of $92.5 million and $95.3 million at September 30, 2011, and December 31, 2010, respectively.
The following table is an analysis of the AHP liability for the nine months ended September 30, 2011, and year ended December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance at beginning of period	$23,138	$23,994
AHP expense for the period	10,592	11,843
AHP direct grant disbursements	(4,707)	(10,125)
AHP subsidy for below-market-rate advance disbursements	(627)	(2,895)
Return of previously disbursed grants and subsidies	436	321
Balance at end of period	$28,832	$23,138

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

The following tables demonstrate the Bank's compliance with its regulatory capital requirements at September 30, 2011, and December 31, 2010 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2011	December 31, 2010

Permanent capital
Class B capital stock	$3,583,749	$3,664,425
Mandatorily redeemable capital stock	227,429	90,077
Retained earnings	336,096	249,191
Total permanent capital	$4,147,274	$4,003,693
Risk-based capital requirement
Credit-risk capital	$591,705	$636,913
Market-risk capital	62,830	113,226
Operations-risk capital	196,360	225,042
Total risk-based capital requirement	$850,895	$975,181
Excess of risk-based capital requirement	$3,296,379	$3,028,512

	September 30, 2011		December 31, 2010
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$850,895	$4,147,274	$975,181	$4,003,693
Total regulatory capital	$1,942,977	$4,147,274	$2,345,892	$4,003,693
Total capital-to-asset ratio	4.0%	8.5%	4.0%	6.8%

Leverage Ratio
Leverage capital	$2,428,722	$6,220,911	$2,932,365	$6,005,540
Leverage capital-to-assets ratio	5.0%	12.8%	5.0%	10.2%

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

Because each FHLBank has been required to contribute 20 percent of its earnings toward payment of the interest on REFCorp bonds until the REFCorp obligation was satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCorp obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCorp obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a separate restricted retained earnings account. As of September 30, 2011, restricted retained earnings totaled $10.0 million.

Note 15 — Employee Retirement Plans

Qualified Defined Benefit Multi-Employer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank is not made. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1.3 million and $1.1 million for the three months ended September 30, 2011, and 2010, respectively. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $3.1 million and $3.4 million for the nine months ended September 30, 2011, and 2010, respectively.

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. The Bank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank's matching contributions charged to compensation and benefit expense were $212,000 and $205,000 in the three months ended September 30, 2011 and 2010, respectively. The Bank's matching contributions charged to compensation and benefit expense were $646,000 and $621,000 for the nine months ended September 30, 2011 and 2010, respectively.

Nonqualified Defined Contribution Plan. The Bank also maintains the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain senior officers and directors of the Bank, as defined in the plan. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. The Bank recognized expenses of $16,000 and $17,000 in the three months ended September 30, 2011 and 2010, respectively, related to this plan. The Bank recognized expenses of $68,000 and $34,000 in the nine months ended September 30, 2011 and 2010, respectively, related to this plan. The Bank's obligation from this plan, was $2.9 million at both September 30, 2011, and December 31, 2010. The Bank maintains a rabbi trust intended to meet future benefit obligations.

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, the Bank recorded the following amounts as of September 30, 2011, and December 31, 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Change in benefit obligation (1)
Benefit obligation at beginning of year	$3,859	$5,090	$499	$458
Service cost	191	205	19	24
Interest cost	173	221	20	25
Actuarial loss (gain)	345	(293)	(14)	9
Benefits paid	—	(1,364)	(10)	(17)
Benefit obligation at end of period	4,568	3,859	514	499
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	1,364	10	17
Benefits paid	—	(1,364)	(10)	(17)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(4,568)	$(3,859)	$(514)	$(499)
______________________
(1)          Represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following tables present the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for the Bank's nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$71	$40	$6	$6
Interest cost	64	44	7	6
Amortization of prior service cost	—	(4)	—	—
Amortization of net actuarial loss	35	17	—	—
Net periodic benefit cost	$170	$97	$13	$12

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$191	$164	$19	$18
Interest cost	173	177	20	19
Amortization of prior service cost	—	(13)	—	—
Amortization of net actuarial loss	106	50	1	—
Loss due to settlement of pension obligation	—	333	—	—
Net periodic benefit cost	$470	$711	$40	$37

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

Note 17 — Fair Values

The carrying values and fair values of the Bank’s financial instruments at September 30, 2011, and December 31, 2010, were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$338,907	$338,907	$6,151	$6,151
Interest-bearing deposits	229	229	155	155
Securities purchased under agreements to resell	3,500,000	3,499,761	2,175,000	2,174,965
Federal funds sold	3,380,000	3,379,940	5,585,000	5,584,920
Trading securities	273,900	273,900	5,579,741	5,579,741
Available-for-sale securities	5,432,546	5,432,546	7,335,035	7,335,035
Held-to-maturity securities	7,329,410	7,381,823	6,459,544	6,564,181
Advances	25,024,689	25,497,214	28,034,949	28,334,306
Mortgage loans, net	3,128,725	3,331,335	3,245,954	3,406,467
Accrued interest receivable	110,294	110,294	145,177	145,177
Derivative assets	16,413	16,413	14,818	14,818
Liabilities:
Deposits	(740,946)	(740,652)	(745,521)	(745,276)
Consolidated obligations:
Bonds	(32,446,525)	(33,185,345)	(35,102,750)	(35,519,770)
Discount notes	(10,673,491)	(10,673,733)	(18,524,841)	(18,525,104)
Mandatorily redeemable capital stock	(227,429)	(227,429)	(90,077)	(90,077)
Accrued interest payable	(143,070)	(143,070)	(141,141)	(141,141)
Derivative liabilities	(896,372)	(896,372)	(729,220)	(729,220)
Other:
Commitments to extend credit for advances	—	4,734	—	(1,756)
Standby bond-purchase agreements	—	2,351	—	4,556
Standby letters of credit	(685)	(685)	(891)	(891)

Fair-Value Methodologies and Techniques

The fair-value amounts above have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2011, and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank's financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank's judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

Mortgage Loans. The fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loan pools available in the market or modeled prices adjusted for factors specific to the Bank's mortgage loans including, but not limited to, differences in coupon, average loan rate, seasoning, and cash-flow remittance between the Bank's mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.
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

The Bank uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models.

Fair Value Measured on a Recurring Basis

The following tables present the Bank's assets and liabilities that are measured at fair value on the statement of condition, which the Bank recorded on a recurring basis at September 30, 2011, and December 31, 2010, by fair-value hierarchy level (dollars in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed - residential MBS	$—	$19,505	$—	$—	$19,505
GSEs - residential MBS	—	7,036	—	—	7,036
GSEs - commercial MBS	—	247,359	—	—	247,359
Total trading securities	—	273,900	—	—	273,900
Available-for-sale securities:
Supranational banks	—	469,554	—	—	469,554
Corporate bonds (2)	—	566,507	—	—	566,507
U.S. government-owned corporations	—	284,421	—	—	284,421
GSEs	—	2,793,240	—	—	2,793,240
U.S. government guaranteed - residential MBS	—	95,870	—	—	95,870
GSEs - residential MBS	—	1,054,648	—	—	1,054,648
GSEs - commercial MBS	—	168,306	—	—	168,306
Total available-for-sale securities	—	5,432,546	—	—	5,432,546
Derivative assets:
Interest-rate-exchange agreements	—	264,717	—	(248,469)	16,248
Mortgage delivery commitments	—	165	—	—	165
Total derivative assets	—	264,882	—	(248,469)	16,413
Total assets at fair value	$—	$5,971,328	$—	$(248,469)	$5,722,859
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,129,229)	$—	$232,868	$(896,361)
Mortgage delivery commitments	—	(11)	—	—	(11)
Total derivative liabilities	—	(1,129,240)	—	232,868	(896,372)
Total liabilities at fair value	$—	$(1,129,240)	$—	$232,868	$(896,372)
_______________________
(1)         Amounts represent the effect of master-netting agreements intended to allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of September 30, 2011, totaled $15.6 million.

(2)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

	December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$5,319,921	$—	$—	$5,319,921
U.S. government-guaranteed - residential MBS	—	21,366	—	—	21,366
GSEs - residential MBS	—	8,438	—	—	8,438
GSEs - commercial MBS	—	230,016	—	—	230,016
Total trading securities	—	5,579,741	—	—	5,579,741
Available-for-sale securities:
Supranational banks	—	400,670	—	—	400,670
Corporate bonds (2)	—	1,174,801	—	—	1,174,801
U.S. government corporations	—	238,201	—	—	238,201
GSEs	—	3,518,458	—	—	3,518,458
U.S. government guaranteed - residential MBS	—	167,201	—	—	167,201
GSEs - residential MBS	—	1,582,947	—	—	1,582,947
GSEs - commercial MBS	—	252,757	—	—	252,757
Total available-for-sale securities	—	7,335,035	—	—	7,335,035
Derivative assets:
Interest-rate-exchange agreements	—	261,032	—	(246,269)	14,763
Mortgage delivery commitments	—	55	—	—	55
Total derivative assets	—	261,087	—	(246,269)	14,818
Total assets at fair value	$—	$13,175,863	$—	$(246,269)	$12,929,594
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(968,526)	$—	$239,548	$(728,978)
Mortgage delivery commitments	—	(242)	—	—	(242)
Total derivative liabilities	—	(968,768)	—	239,548	(729,220)
Total liabilities at fair value	$—	$(968,768)	$—	$239,548	$(729,220)
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

For instruments carried at fair value, the Bank reviews the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however the Bank did not have any transfers between levels during the nine months ended September 30, 2011.

Fair Value on a Nonrecurring Basis

The Bank measures certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present the fair value of financial assets by level within the fair value hierarchy which are recorded on a nonrecurring basis at September 30, 2011, and December 31, 2010 (dollars in thousands).

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,451	$119,451
REO	—	—	53	53

Total nonrecurring assets at fair value	$—	$—	$119,504	$119,504

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,433	$119,433
REO	—	—	1,071	1,071

Total nonrecurring assets at fair value	$—	$—	$120,504	$120,504

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

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2011, vendor prices were received for substantially all of the FHLBanks' investment securities and all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank's conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of September 30, 2011, fell within Level 3 of the fair-value hierarchy.

REO. For the Bank's REO the fair value is derived from third party valuations of the property.

Derivative Assets/Liabilities. Fair value of derivatives is generally determined using discounted cash-flow analysis (the income approach) and comparisons with similar instruments (the market approach). The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

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

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. The Bank evaluates the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2011, and through the filing of this report, the Bank does not believe that it is reasonably likely to be required to repay the principal or interest on any CO on behalf of another FHLBank.

The Bank has considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' COs at September 30, 2011, and December 31, 2010. The par amounts of other FHLBanks' outstanding COs for which the Bank is jointly and severally liable totaled approximately $653.9 billion and $743.0 billion at September 30, 2011, and December 31, 2010, respectively. See Note 12 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

The following table shows the Bank's off-balance-sheet commitments as of September 30, 2011, and December 31, 2010 (dollars in thousands):

	September 30, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$849,637	$417,762	$1,267,399	$821,443	$693,309	$1,514,752
Commitments for standby bond purchases	52,000	193,100	245,100	239,000	315,115	554,115
Commitments for unused lines of credit - advances (2)	1,293,797	—	1,293,797	1,335,113	—	1,335,113
Commitments to make additional advances	44,089	47,293	91,382	43,333	63,766	107,099
Commitments to invest in mortgage loans	21,481	—	21,481	28,217	—	28,217
Unsettled CO bonds, at par (3)	315,000	—	315,000	34,500	—	34,500
Unsettled CO discount notes, at par	—	—	—	29,400	—	29,400
__________________________

(1)	Excludes commitments to issue standby letters of credit that expire within one year totaling $31.4 million as of September 30, 2011.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.
(3) The Bank had $215.0 million in unsettled CO bonds which were hedged with associated interest-rate swaps at September 30, 2011. No unsettled CO bonds were hedged with associated interest-rate exchange agreements at December 31, 2010.

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

Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $685,000 and $891,000 at September 30, 2011, and December 31, 2010, respectively. Based on management's credit analyses and collateral requirements, the Bank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.
The Bank monitors the creditworthiness of its members and housing associates that have standby letter of credit agreements outstanding based on an evaluation of their financial condition. The Bank reviews available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, the Bank has access to most members' regulatory examination reports. The Bank analyzes this information on a regular basis.
Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with state housing authorities whereby the Bank, for a fee, agrees to purchase and hold the housing authority’s bonds until the designated remarketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the Bank to purchase the bonds. The standby bond-purchase commitments entered into by the Bank expire between one and three years following the start of the commitment, currently no later than 2013. At September 30, 2011, the Bank had standby bond purchase agreements with one state housing authority. At December 31, 2010, the Bank had standby bond purchase agreements with two state housing authorities. During the nine months ended September 30, 2011, and year ended December 31, 2010, the Bank was not required to purchase any bonds under these agreements.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. The Bank executes new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by either S&P or Moody’s, and enters into bilateral-collateral agreements. Derivatives with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of September 30, 2011, and December 31, 2010, the Bank had pledged as collateral securities with a carrying value, including accrued interest, of $759.5 million and $397.2 million, respectively, to counterparties that have credit-risk exposure to the Bank related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Legal Proceedings.

The Bank is subject to various other pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 19 — Transactions with Related Parties

The Bank defines related parties as those members whose capital stock holdings are in excess of 10 percent of the Bank's total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at September 30, 2011, and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$1,084,710	28.5%	$1,084,710	28.9%
RBS Citizens N.A.	515,748	13.5	515,748	13.7
_________________________

(1)	Capital stock outstanding at both September 30, 2011, and December 31, 2010, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents advances outstanding to related parties and total accrued interest receivable from those advances as of September 30, 2011, and December 31, 2010 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2011
RBS Citizens N.A.	$4,820,154	19.8%	$384	0.8%
Bank of America Rhode Island, N.A.	841,174	3.5	3,673	7.4
As of December 31, 2010
RBS Citizens N.A.	$4,132,514	15.1%	$901	1.4%
Bank of America Rhode Island, N.A.	2,586,906	9.4	8,962	13.7

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2011 (dollars in thousands):

		For the Nine Months Ended September 30,
	Balance at December 31, 2010	Disbursements to Members	Payments from Members	Balance at September 30, 2011
RBS Citizens N.A.	$4,132,514	$7,150,000	$(6,462,360)	$4,820,154
Bank of America Rhode Island, N.A.	2,586,906	7,302	(1,753,034)	841,174

The Bank held sufficient collateral to cover the advances to the above institutions such that the Bank does not expect to incur any credit losses on these advances.

The Bank recognized interest income on outstanding advances from the above members during the three and nine months ended September 30, 2011 and 2010, as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Bank of America Rhode Island, N.A.	$3,175	$8,163	$11,142	$20,660
RBS Citizens N.A.	2,645	6,188	9,158	21,990

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at September 30, 2011, and December 31, 2010 (dollars in thousands):

			September 30, 2011		December 31, 2010
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,148,750	5.2%	$1,377,805	5.8%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	116,300	0.5	149,300	0.6

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

MPF Mortgage Loans. The Bank pays a transaction-services fee to the FHLBank of Chicago for the Bank’s participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans in which the Bank invested after January 1, 2004, and which remain outstanding on the Bank’s statement of condition. The Bank recorded $285,000 and $262,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2011 and 2010, respectively, which has been recorded in the statement of operations as other expense. The Bank recorded $843,000 and $786,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the nine months ended September 30, 2011 and 2010, respectively, which has been recorded in the statement of operations as other expense.

Note 21 — Subsequent Events

On October 21, 2011, the board of directors declared a cash dividend at an annualized rate of 0.30 percent based on capital stock balances outstanding during the third quarter of 2011. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $2.9 million and was paid on November 2, 2011.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of the Bank that are “forward-looking statements” including, but not limited to, the Bank's ability to achieve its retained earnings target in the projected time horizons. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors of the 2010 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report, and the risks set forth below. Accordingly, the Bank cautions that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. The Bank does not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Bank.

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
Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

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

•	the availability of derivative financial instruments of the types and in the quantities needed for risk-management purposes from acceptable counterparties;

•	the realization of losses arising from litigation filed against the Bank or one or more of the other FHLBanks;

•	the realization of losses arising from the Bank's joint and several liability on COs;

•	inflation or deflation;

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

EXECUTIVE SUMMARY

The Bank recognized net income of $50.0 million for the three months ended September 30, 2011, versus $41.3 million for the same period in 2010. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $7.2 million for the three months ended September 30, 2011, compared with credit losses of $5.9 million for the comparable period of 2010. Additionally:

•	retained earnings increased from $249.2 million at December 31, 2010, to $336.1 million at September 30, 2011;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $621.5 million at December 31, 2010, to an accumulated deficit of $454.7 million at September 30, 2011; and

•	the Bank continues to be in compliance with all regulatory capital requirements.

On October 21, 2011, the Bank's board of directors declared a cash dividend that was the equivalent to an annual yield of 0.30 percent.

The Bank continues to face challenges, the foremost of which arise from its investments in private-label MBS and the decline in advances balances. Accordingly, the Bank continues its moratorium on excess stock repurchases and maintains its retained earnings target at $925.0 million.

•
Investments in Private-Label MBS. Although the amortized cost of the Bank's total investments in private-label MBS has fallen to $2.1 billion at September 30, 2011, compared with $6.4 billion at September 30, 2007, additional losses from that portfolio are possible. Management has determined that 22 of its private-label MBS, representing an aggregated par value of $370.3 million, incurred additional other-than-temporary impairment credit losses of $7.2 million for the quarter ended September 30, 2011. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the 2005 to 2007 period, which comprise a significant portion of loans backing private-label MBS owned by the Bank, the Bank continued to use updated modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement; such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further drops in housing prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages. Further, recent foreclosure moratoriums by several major mortgage servicers may result in loss severities beyond current expectations should the impact of such moratoria be prolonged, potentially resulting in disruption to cash flows from impacted securities and further depression in real estate prices. Additionally, certain updates to the Bank's loss projection model resulted in a change in the timing of projected borrower defaults that we believe better reflects longer foreclosure and property liquidation timelines. As a result, borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security. In general, these timing changes caused credit charges to be somewhat lower than they would have been without the timing effects.

•
Decline in Advances Balances. The outstanding par balance of advances to members declined from $27.4 billion at December 31, 2010, to $24.4 billion at September 30, 2011. This reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. Deposits serve as liquidity alternatives to advances. This reduction in demand for advances has occurred across the Bank's membership including among the Bank's five largest borrowers of advances, as discussed under — Financial Condition — Advances. The Bank expects demand for advances to continue to trend downward so long as deposit levels at members remain high in the absence of any other changes that would influence demand for advances.

This trend in advances balances is illustrated by the following graph of quarter-end total advances balances:

Other significant trends and developments include the following:

•
Strong Net Interest Margin. The Bank continues to achieve a favorable net interest margin, which mitigates to some extent the lower demand for advances. Net interest margin for the quarter ended September 30, 2011, was 0.63 percent, a 15 basis point increase from net interest margin for the quarter ended September 30, 2010. Prepayment-fee income was an important contributor to net interest margin for the periods ended September 30, 2010 as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. The increase in net interest margin was achieved despite the historically low-interest-rate environment due in part to a relatively steeper interest-rate yield curve and continued demand for the FHLBank System's CO debt in the face of shrinking supply. As interest rates remained at historically low levels, the Bank also continued to benefit from having refinanced callable debt used to fund its fixed-rate residential mortgage assets in prior periods as interest rates fell. During the 12 months ended September 30, 2011, the Bank exercised redemption options on $3.7 billion of callable bonds that were not swapped to a synthetic floating rate coupon. Of this amount, $1.6 billion was concentrated during the three months ended September 30, 2011. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected.

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

•
Federal Reserve Board's (the Federal Reserve's) Measures Intended to Maintain Low Interest Rates. The Federal Reserve has taken several measures intended to maintain low interest rates, including an announcement that it expects to maintain short-term interest rates near zero until mid-2013 as well as to implement “Operation Twist” pursuant to which the Federal Reserve intends to drive down longer-term interest rates by purchasing longer-dated assets and selling shorter-dated assets. These measures as well as other systemic events, such as the European sovereign debt crisis, could result in a prolonged low-interest rate environment. A prolonged low-interest rate environment could adversely impact the Bank in various ways, including through lower market yields on investments, including investments in loans, and faster prepayments on Bank investments with associated reinvestment risk. The Bank's investment income and, in turn, the Bank's financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized. However, the Bank could also experience increased demand for advances if a prolonged low-interest environment results in increased business activity with associated demand for loans from Bank members that choose to fund such loans with advances. Increased demand for advances would tend to increase net interest income and could offset some of the adverse impact of a prolonged low-interest rate environment on investment income. Accordingly, management is not able to predict the impact of the Federal Reserve's measures to maintain low interest rates.

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

•
Net Income Allocation Requirements under the Joint Capital Enhancement Agreement and Related Amendments to the Bank's Capital Plan. The FHLBanks have entered into a Capital Agreement as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Due to the satisfaction of the REFCorp obligation, the Capital Agreement, among other things, obligates each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income to a restricted retained earnings account beginning with the quarter ended September 30, 2011. On August 5, 2011, the Bank provided its members notice of certain amendments to its capital plan that became effective on September 5, 2011, and are intended to conform the Bank's capital plan with the Capital Agreement. The capital plan amendments and the Capital Agreement are more fully described under — Liquidity and Capital Resources — Capital Plan Amendments and Restricted Retained Earnings.

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
SELECTED FINANCIAL DATA STATEMENT OF CONDITION (dollars in thousands)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Statement of Condition Data at Quarter End
Total assets	$48,574,433	$52,233,694	$55,595,703	$58,647,301	$62,002,647
Investments (1)	19,916,085	22,087,442	25,907,601	27,134,475	28,283,283
Advances	25,024,689	26,204,125	25,938,797	28,034,949	30,205,259
Mortgage loans held for portfolio (2)	3,128,725	3,132,935	3,165,483	3,245,954	3,274,414
Deposits	740,946	745,493	810,529	745,521	743,909
Consolidated obligations
Bonds	32,446,525	34,887,060	34,020,141	35,102,750	39,031,906
Discount notes	10,673,491	12,052,598	16,492,730	18,524,841	17,751,082
Total consolidated obligations	43,120,016	46,939,658	50,512,871	53,627,591	56,782,988
Mandatorily redeemable capital stock	227,429	227,429	106,608	90,077	86,608
Class B capital stock outstanding - putable (3)	3,583,749	3,572,301	3,646,009	3,664,425	3,662,292
Retained earnings	336,096	288,520	269,544	249,191	225,569
Accumulated other comprehensive loss	(516,717)	(495,261)	(571,034)	(638,111)	(712,950)
Total capital	3,403,128	3,365,560	3,344,519	3,275,505	3,174,911
Other Information
Total regulatory capital ratio (4)	8.5%	7.8%	7.2%	6.8%	6.4%
_________________________
(1)          Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)          The allowance for credit losses amounted to $7.2 million, $7.2 million, $8.7 million, $8.7 million, and $2.9 million, as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.
(3)          Capital stock is putable at the option of a member.
(4)          Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See — Liquidity and Capital Resources — Capital regarding the Bank's regulatory capital ratios.

56 Table of Contents SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION (dollars in thousands)

	For the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Results of Operations
Net interest income	$80,410	$76,589	$66,951	$79,483	$75,320
(Reduction of) provision for credit losses	—	(1,509)	51	5,813	453
Net impairment losses on held-to-maturity securities recognized in income	(7,210)	(35,794)	(30,584)	(25,620)	(5,876)
Other (loss) income	(1,659)	5,007	10,492	863	1,219
Other expense	15,982	17,803	15,320	16,761	13,944
AHP and REFCorp assessments (1)	5,573	7,732	8,365	8,530	14,928
Net income	49,986	21,776	23,123	23,622	41,338

Other Information
Dividends declared	$2,410	$2,800	$2,770	$—	$—
Dividend payout ratio	4.82%	12.86%	11.98%	N/A	N/A
Weighted average dividend rate (2)	0.27	0.31	0.30	N/A	N/A
Return on average equity (3)	5.84	2.63	2.83	2.89%	5.30%
Return on average assets	0.39	0.16	0.17	0.15	0.26
Net interest margin (4)	0.63	0.57	0.49	0.52	0.48
Average equity to average assets	6.64	6.18	5.98	5.34	4.94
___________________________
(1) The FHLBanks satisfied their obligation to REFCorp in the second quarter of 2011.

(2)	Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock eligible for dividends.
(3)          Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and retained earnings.
(4)          Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Third Quarter of 2011 Compared with Third Quarter of 2010

For the three months ended September 30, 2011 and 2010, the Bank recognized net income of $50.0 million and $41.3 million, respectively. This $8.6 million increase was driven by an increase of $5.1 million in net interest income, a $9.4 million decrease in assessments due to the fulfillment of the REFCorp obligation, and a $5.3 million increase in net unrealized gains on trading securities. These increases to net income were partially offset by an $8.4 million increase in net losses on derivatives and hedging activities, a $2.0 million increase in other expense, and a $1.3 million increase in other-than-temporary impairment losses of certain private-label MBS.

Nine Months Ended September 30, 2011, Compared with Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011 and 2010, the Bank recognized net income of $94.9 million and $83.0 million, respectively. This $11.9 million increase was driven by an increase of $5.9 million in net interest income, a $12.8 million realized net gain from the sale of available-for-sale securities, an $8.3 million decrease in assessments, a $2.9 million reduction in net losses on derivatives and hedging activities, and a $2.3 million reduction to the provision for credit losses. These gains were partially offset by an increase of $14.4 million in other-than-temporary impairment losses of certain private-label MBS, and a $6.3 million increase in other expenses.

Net Interest Income

Third Quarter of 2011 Compared with Third Quarter of 2010

Net interest income for the three months ended September 30, 2011, was $80.4 million, compared with $75.3 million for the same period in 2010. Important to this increase was a $4.5 million increase in prepayment fee income, which led to an increase of 8 basis points in the yield on interest-earning assets to 1.49 percent. In addition, the average cost of interest-bearing liabilities decreased 6 basis points to 0.94 percent. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $11.8 billion from $62.6 billion for the three months ended September 30, 2010, to $50.9 billion for the three months ended September 30, 2011.

Net interest margin for the three months ended September 30, 2011, in comparison with the same period in 2010, increased to 63 basis points from 48 basis points, and net interest spread increased to 55 basis points from 41 basis points for the same period in 2010. Factors underlying the increase in net interest margin are discussed under — Executive Summary.

Nine Months Ended September 30, 2011, Compared with Nine Months Ended September 30, 2010

Net interest income for the nine months ended September 30, 2011, was $224.0 million, compared with $218.1 million for the same period in 2010. This increase was primarily attributable to the $14.2 million increase in prepayment fee income, which led to an increase of 8 basis points in the yield on interest earning assets to 1.45 percent. In addition, the average cost of interest-bearing liabilities decreased 1 basis point to 0.97 percent.

Net interest margin for the nine months ended September 30, 2011, in comparison with the same period in 2010, increased to 56 basis points from 46 basis points, and net interest spread increased to 48 basis points from 39 basis points for the same period in 2010. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $10.6 billion from $63.9 billion for the nine months ended September 30, 2010, to $53.3 billion for the nine months ended September 30, 2011.

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

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$24,794,945	$89,229	1.43%	$32,060,886	$111,239	1.38%
Securities purchased under agreements to resell	1,673,913	502	0.12	4,898,913	2,772	0.22
Federal funds sold	7,075,380	2,211	0.12	4,258,750	2,306	0.21
Investment securities(2)	14,201,298	61,861	1.73	18,125,013	65,398	1.43
Mortgage loans	3,133,432	37,267	4.72	3,300,298	41,074	4.94
Other earning assets	1,371	1	0.23	106	—	0.08
Total interest-earning assets	50,880,339	191,071	1.49%	62,643,966	222,789	1.41%
Other non-interest-earning assets	496,829			537,885
Fair-value adjustments on investment securities	(257,560)			(514,528)
Total assets	$51,119,608	$191,071	1.48%	$62,667,323	$222,789	1.41%
Liabilities and capital
Consolidated obligations
Discount notes	$12,261,313	$1,546	0.05%	$19,206,903	$8,354	0.17%
Bonds	33,390,223	108,896	1.29	38,142,782	138,855	1.44
Deposits	750,855	42	0.02	841,040	252	0.12
Mandatorily redeemable capital stock	227,429	177	0.31	86,615	—	—
Other borrowings	924	—	0.09	15,795	8	0.20
Total interest-bearing liabilities	46,630,744	110,661	0.94%	58,293,135	147,469	1.00%
Other non-interest-bearing liabilities	1,093,026			1,278,455
Total capital	3,395,838			3,095,733
Total liabilities and capital	$51,119,608	$110,661	0.86%	$62,667,323	$147,469	0.93%
Net interest income		$80,410			$75,320
Net interest spread			0.55%			0.41%
Net interest margin			0.63%			0.48%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$25,795,091	$270,063	1.40%	$34,639,855	$321,518	1.24%
Securities purchased under agreements to resell	1,436,996	1,447	0.13	2,673,260	4,174	0.21
Federal funds sold	5,999,905	5,969	0.13	6,462,059	9,032	0.19
Investment securities(2)	16,897,493	187,526	1.48	16,730,039	193,681	1.55
Mortgage loans	3,160,936	113,456	4.80	3,365,536	126,646	5.03
Other earning assets	1,601	2	0.17	99	—	0.07
Total interest-earning assets	53,292,022	578,463	1.45%	63,870,848	655,051	1.37%
Other non-interest-earning assets	476,824			563,668
Fair-value adjustments on investment securities	(357,326)			(683,192)
Total assets	$53,411,520	$578,463	1.45%	$63,751,324	$655,051	1.37%
Liabilities and capital
Consolidated obligations
Discount notes	$13,429,658	$8,808	0.09%	$20,988,795	$23,085	0.15%
Bonds	34,643,773	345,012	1.33	37,761,977	413,334	1.46
Deposits	766,785	244	0.04	749,843	521	0.09
Mandatorily redeemable capital stock	174,884	446	0.34	89,028	—	—
Other borrowings	2,806	3	0.14	9,583	11	0.15
Total interest-bearing liabilities	49,017,906	354,513	0.97%	59,599,226	436,951	0.98%
Other non-interest-bearing liabilities	1,048,923			1,192,087
Total capital	3,344,691			2,960,011
Total liabilities and capital	$53,411,520	$354,513	0.89%	$63,751,324	$436,951	0.92%
Net interest income		$223,950			$218,100
Net interest spread			0.48%			0.39%
Net interest margin			0.56%			0.46%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2011 and 2010. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2011 vs. 2010			For the Nine Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(26,016)	$4,006	$(22,010)	$(89,093)	$37,638	$(51,455)
Securities purchased under agreements to resell	(1,324)	(946)	(2,270)	(1,543)	(1,184)	(2,727)
Federal funds sold	1,132	(1,227)	(95)	(609)	(2,454)	(3,063)
Investment securities	(15,656)	12,119	(3,537)	1,923	(8,078)	(6,155)
Mortgage loans	(2,028)	(1,779)	(3,807)	(7,497)	(5,693)	(13,190)
Other earning assets	1	—	1	2	—	2
Total interest income	(43,891)	12,173	(31,718)	(96,817)	20,229	(76,588)
Interest expense
Consolidated obligations
Discount notes	(2,297)	(4,511)	(6,808)	(6,732)	(7,545)	(14,277)
Bonds	(16,320)	(13,639)	(29,959)	(32,660)	(35,662)	(68,322)
Deposits	(24)	(186)	(210)	12	(289)	(277)
Mandatorily redeemable capital stock	—	177	177	—	446	446
Other borrowings	(5)	(3)	(8)	(7)	(1)	(8)
Total interest expense	(18,646)	(18,162)	(36,808)	(39,387)	(43,051)	(82,438)
Change in net interest income	$(25,245)	$30,335	$5,090	$(57,430)	$63,280	$5,850

The average balance of total advances decreased $7.3 billion, or 22.7 percent, for the three months ended September 30, 2011, compared with the same period in 2010. The trend of decreasing member demand for advances is discussed under — Executive Summary. The following table summarizes average balances of advances outstanding during the nine months ending September 30, 2011 and 2010, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Nine Months Ended September 30,
	2011 Average Balance	2010 Average Balance
Fixed-rate advances—par value
Long-term	$11,327,563	$10,874,629
Putable	5,184,843	7,952,006
Short-term	2,264,447	8,394,541
Amortizing	1,592,077	1,982,158
Overnight	406,037	378,213
Expander	10,000	—
Callable	6,518	11,500
	20,791,485	29,593,047

Variable-rate indexed advances—par value
Simple variable	4,373,293	4,306,608
Overnight	9,673	12,784
Capped floating rate	6,960	—
LIBOR-indexed with declining-rate participation	4,191	5,500
	4,394,117	4,324,892
Total average par value	25,185,602	33,917,939
Net premiums and (discounts)	7,470	1,865
Hedging adjustments	602,019	720,051
Total average advances	$25,795,091	$34,639,855

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 25.5 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of the Bank's advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $15.1 billion for the nine months ended September 30, 2011, representing 60.1 percent of the total average balance of advances outstanding during the nine months ended September 30, 2011. The average balance of these advances totaled $24.9 billion for the nine months ended September 30, 2010, representing 73.5 percent of the total average balance of advances outstanding during the nine months ended September 30, 2010.

Prepayment fees related to advances and investment securities are included in net interest income. Prepayment fees make the Bank financially indifferent to the prepayment of advances or investments. For the nine months ended September 30, 2011 and 2010, net prepayment fees on advances were $20.4 million and $7.5 million, respectively. For the nine months ended September 30, 2011 and 2010, prepayment fees on investments were $1.4 million and $34,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee recognized in the period in which the corresponding advance or investment security is prepaid, the Bank believes it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$80,163	1.28%	$105,897	1.31%	$249,670	1.29%	$313,989	1.21%
Investment securities	61,055	1.71	65,395	1.43	186,171	1.47	193,647	1.55
Total interest-earning assets	181,199	1.41	217,444	1.38	556,715	1.40	647,488	1.36

Net interest income	70,538		69,975		202,202		210,537
Net interest spread		0.47%		0.38%		0.43%		0.38%
Net interest margin		0.55%		0.44%		0.51%		0.44%
_________________________
(1) Yields are annualized.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.7 billion, or 18.6 percent, for the nine months ended September 30, 2011, compared with the same period in 2010. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage the Bank's leverage ratio in response to fluctuations in other asset balances. For the nine months ended September 30, 2011, federal funds sold and securities purchased under agreements to resell decreased $462.2 million and $1.2 billion, respectively, in comparison to the nine months ended September 30, 2010.

Average investment-securities balances increased $167.5 million or 1.0 percent for the nine months ended September 30, 2011, compared with the same period in 2010. This increase was primarily due to an increase of $276.7 million in average certificates of deposit along with a $165.0 million increase in agency and supranational banks. These increases were offset by a $199.3 million decrease in corporate bonds and a $65.8 million decrease in MBS.

Average mortgage loans for the nine months ended September 30, 2011, were $204.6 million lower than the average balance for the nine months ended September 30, 2010, representing a decrease of 6.1 percent.

Composition of the Yields on Mortgage Loans (dollars in thousands)

	For the Three Months Ended September 30,
	2011		2010
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$39,097	4.95%	$42,950	5.16%
Premium/discount amortization	(1,067)	(0.13)	(1,038)	(0.12)
Credit-enhancement fees	(763)	(0.10)	(838)	(0.10)
Total interest income	$37,267	4.72%	$41,074	4.94%

	For the Nine Months Ended September 30,
	2011		2010
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Coupon accrual	$119,046	5.04%	$132,101	5.25%
Premium/discount amortization	(3,274)	(0.14)	(2,879)	(0.12)
Credit-enhancement fees	(2,316)	(0.10)	(2,576)	(0.10)
Total interest income	$113,456	4.80%	$126,646	5.03%
_________________________
(1) Yields are annualized.

Average CO balances decreased $10.7 billion, or 18.2 percent, for the nine months ended September 30, 2011, compared with the same period in 2010, resulting from the Bank's reduced funding needs due to the decline in member demand for advances, as discussed under — Executive Summary. This overall decline consisted of a decrease of $7.6 billion in CO discount notes and a decrease of $3.1 billion in CO bonds.
Average Consolidated Obligations Outstanding (dollars in thousands)

	For the Three Months Ended September 30,
	2011		2010
	Average Balance	Average Yield (1)	Average Balance	Average Yield (1)
Overnight discount notes	$464,699	0.03%	$4,431,096	0.15%
Term discount notes	11,796,614	0.05	14,775,807	0.18
Total discount notes	12,261,313	0.05	19,206,903	0.17
Bonds	33,390,223	1.29	38,142,782	1.44
Total consolidated obligations	$45,651,536	0.96%	$57,349,685	1.02%

	For the Nine Months Ended September 30,
	2011		2010
	Average Balance	Average Yield (1)	Average Balance	Average Yield (1)
Overnight discount notes	$1,901,405	0.07%	$4,291,903	0.12%
Term discount notes	11,528,253	0.09	16,696,892	0.15
Total discount notes	13,429,658	0.09	20,988,795	0.15
Bonds	34,643,773	1.33	37,761,977	1.46
Total consolidated obligations	$48,073,431	0.98%	$58,750,772	0.99%
_________________________
(1) Yields are annualized.

The average balance of term CO discount notes decreased $5.2 billion and overnight CO discount notes decreased $2.4 billion for the nine months ended September 30, 2011, in comparison to the same period in 2010. Average balances of CO bonds decreased $3.1 billion compared to the same period in 2010. The average balance of CO discount notes represented approximately 27.9 percent of total average COs during the nine months ended September 30, 2011, as compared with 35.7 percent of total average COs during the nine months ended September 30, 2010. The average balance of bonds represented 72.1 percent and 64.3 percent of total average COs outstanding during the nine months ended September 30, 2011 and 2010, respectively. The relative increase in the proportion of CO bonds as compared to total COs is due to the net decline in short-term assets, including short-term advances and money-market investments, and to the increase in long-term assets, including U.S. agency debentures.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances,

investments, deposits, and debt instruments that qualify for hedge accounting. The Bank generally uses derivative instruments that qualify for hedge accounting as an interest-rate-risk-management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of the Bank's risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains on trading securities for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands).

	For the Three Months Ended September 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$106	$38	$—	$381	$525
Net interest settlements included in net interest income (2)	(68,212)	(11,751)	—	396	37,594	(41,973)
Total net interest income	(68,212)	(11,645)	38	396	37,975	(41,448)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(44)	(426)	—	—	915	445
Losses on derivatives not receiving hedge accounting	(1,143)	(17,956)	—	—	—	(19,099)
Other	—	—	1,180	—	—	1,180
Net (losses) gains on derivatives and hedging activities	(1,187)	(18,382)	1,180	—	915	(17,474)

Subtotal	(69,399)	(30,027)	1,218	396	38,890	(58,922)

Net gains on trading securities (3)	—	13,552	—	—	—	13,552
Total net effect of derivatives and hedging activities	$(69,399)	$(16,475)	$1,218	$396	$38,890	$(45,370)
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

	For the Three Months Ended September 30, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$140	$80	$—	$479	$699
Net interest settlements included in net interest income (2)	(90,661)	(12,512)	—	383	45,889	(56,901)
Total net interest income	(90,661)	(12,372)	80	383	46,368	(56,202)

Net (losses) gains on derivatives and hedging activities
Gains on fair-value hedges	346	378	—	—	117	841
Losses on derivatives not receiving hedge accounting	(356)	(10,287)	—	—	—	(10,643)
Other	—	—	689	—	—	689
Net (losses) gains on derivatives and hedging activities	(10)	(9,909)	689	—	117	(9,113)

Subtotal	(90,671)	(22,281)	769	383	46,485	(65,315)

Net gains on trading securities (3)	—	8,403	—	—	—	8,403
Total net effect of derivatives and hedging activities	$(90,671)	$(13,878)	$769	$383	$46,485	$(56,912)
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

	For the Nine Months Ended September 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$393	$167	$—	$854	$1,414
Net interest settlements included in net interest income (2)	(218,021)	(35,973)	—	1,183	122,699	(130,112)
Total net interest income	(218,021)	(35,580)	167	1,183	123,553	(128,698)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	424	282	—	—	1,140	1,846
Losses on derivatives not receiving hedge accounting	(2,361)	(24,611)	—	—	—	(26,972)
Other	—	—	1,599	—	—	1,599
Net (losses) gains on derivatives and hedging activities	(1,937)	(24,329)	1,599	—	1,140	(23,527)

Subtotal	(219,958)	(59,909)	1,766	1,183	124,693	(152,225)

Net gains on trading securities (3)	—	17,514	—	—	—	17,514
Total net effect of derivatives and hedging activities	$(219,958)	$(42,395)	$1,766	$1,183	$124,693	$(134,711)
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

	For the Nine Months Ended September 30, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$418	$196	$—	$2,048	$—	$2,662
Net interest settlements included in net interest income (2)	(301,060)	(38,261)	—	1,173	162,536	75	(175,537)
Total net interest income	(301,060)	(37,843)	196	1,173	164,584	75	(172,875)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	536	372	—	—	1,226	81	2,215
Losses on derivatives not receiving hedge accounting	(1,060)	(29,109)	—	—	—	—	(30,169)
Other	—	—	1,552	—	—	—	1,552
Net (losses) gains on derivatives and hedging activities	(524)	(28,737)	1,552	—	1,226	81	(26,402)

Subtotal	(301,584)	(66,580)	1,748	1,173	165,810	156	(199,277)

Net gains on trading securities (3)	—	18,844	—	—	—	—	18,844
Total net effect of derivatives and hedging activities	$(301,584)	$(47,736)	$1,748	$1,173	$165,810	$156	$(180,433)
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

Net interest margin for the three months ended September 30, 2011 and 2010, was 0.63 percent and 0.48 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.95 percent and 0.84 percent, respectively.

Net interest margin for the nine months ended September 30, 2011 and 2010, was 0.56 percent and 0.46 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.89 percent and 0.82 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used by the Bank in its asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $2.1 million and $2.5 million, respectively, for the three months ended September 30, 2011 and 2010. For both the nine months ended September 30, 2011 and 2010, interest accruals on derivatives classified as economic hedges totaled a net expense of $7.0 million.

For more information about the Bank's use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2011 and 2010. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$445	$841	$1,846	$2,215
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(931)	254	(1,132)	873
Trading securities	(16,019)	(8,443)	(18,818)	(24,060)
Mortgage delivery commitments	1,180	689	1,599	1,552
Net interest-accruals related to derivatives not receiving hedge accounting	(2,149)	(2,454)	(7,022)	(6,982)
Net losses on derivatives and hedging activities	(17,474)	(9,113)	(23,527)	(26,402)
Net impairment losses on held-to-maturity securities recognized in income	(7,210)	(5,876)	(73,588)	(59,142)
Service-fee income	2,046	1,890	6,503	5,036
Net unrealized gains on trading securities	13,638	8,357	17,594	18,798
Realized net gain from sale of available-for-sale securities	—	—	12,801	—
Other	131	85	469	223
Total other loss	$(8,869)	$(4,657)	$(59,748)	$(61,487)
As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.
For the securities on which the Bank recognized other-than-temporary impairment during 2011, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at September 30, 2011, was approximately 15.2 percent and the expected average collateral loss was approximately 29.8 percent. Accordingly, the Bank recorded an other-than-temporary impairment related to a credit loss of $7.2 million during the third quarter of 2011.
The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three and nine months ending September 30, 2011 and 2010, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified from Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the third quarter	$—	$—	$—	$—	$—	$—
Securities impaired prior to the third quarter	(8,336)	1,126	(7,210)	(2,684)	(3,192)	(5,876)
Total other-than-temporarily impaired securities	$(8,336)	$1,126	$(7,210)	$(2,684)	$(3,192)	$(5,876)

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified from Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified from Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the nine months ending September 30	$(6,072)	$6,026	$(46)	$(26,374)	$26,177	$(197)
Securities impaired prior to the nine months ending September 30	(25,910)	(47,632)	(73,542)	(15,023)	(43,922)	(58,945)
Total other-than-temporarily impaired securities	$(31,982)	$(41,606)	$(73,588)	$(41,397)	$(17,745)	$(59,142)

The following table displays the Bank's held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ending September 30, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	At September 30, 2011				For the Three Months Ended September 30, 2011
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$54,066	$47,370	$35,041	$35,876	$(1,804)
Private-label residential MBS - Alt-A	315,245	255,309	175,513	180,910	(5,348)
ABS backed by home equity loans - Subprime	987	672	607	680	(58)
Total other-than-temporarily impaired securities	$370,298	$303,351	$211,161	$217,466	$(7,210)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and Investments Credit Risk below for additional detail and analysis of the Bank's portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. The Bank recorded net unrealized gains on trading securities of $13.6 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $16.0 million and $8.4 million for the three months ended September 30, 2011 and 2010, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in net losses of $1.9 and $1.8 million for the three months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011 and 2010, the Bank recorded net unrealized gains on trading securities of $17.6 million and $18.8 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $18.8 million and $24.1 million for the nine months ended September 30, 2011 and 2010, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net loss of $5.8 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.

FINANCIAL CONDITION

Advances

At September 30, 2011, the advances portfolio totaled $25.0 billion, a decrease of $3.0 billion compared with $28.0 billion at December 31, 2010. See — Executive Summary for information regarding the decline in advances.

The following table summarizes advances outstanding by product type at September 30, 2011, and December 31, 2010.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2011		December 31, 2010
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$177,125	0.7%	$552,685	2.0%
Long-term	10,751,343	44.2	10,403,154	38.0
Putable	5,171,875	21.2	6,842,175	25.0
Short-term	2,449,905	10.1	3,416,107	12.5
Amortizing	1,467,461	6.0	1,788,739	6.5
Callable	2,500	—	11,500	—
Expander	10,000	—	10,000	—
	20,030,209	82.2	23,024,360	84.0

Variable-rate advances
Overnight	4,227	—	3,816	—
Simple variable	4,317,000	17.8	4,352,500	16.0
Capped floating rate	10,000	—	10,000	—
LIBOR-indexed with declining-rate participation	—	—	5,500	—
	4,331,227	17.8	4,371,816	16.0
Total par value	$24,361,436	100.0%	$27,396,176	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

The Bank lends to members and housing associates with principal places of business within the six New England states. Advances are diversified across the Bank's member institutions. At September 30, 2011, the Bank had advances outstanding to 326, or 71.5 percent, of its 456 members. At December 31, 2010, the Bank had advances outstanding to 333, or 72.5 percent, of its 459 members.

The following table presents the top five advance-borrowing institutions at September 30, 2011, and the interest earned by the Bank on outstanding advances to such institutions during the three and nine months ended September 30, 2011.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2011	Advances Interest Income for the Nine Months Ended September 30, 2011
RBS Citizens, N.A.	$4,820,154	19.8%	0.19%	$2,645	$9,158
First Niagara Bank, N.A. (2)	1,696,542	7.0	2.49	11,456	37,265
Bank of America Rhode Island, N.A.	841,174	3.5	1.50	3,175	11,142
Webster Bank, N.A.	759,837	3.1	1.65	2,796	8,289
Salem Five Cents Savings Bank	509,181	2.1	4.03	5,335	16,369
_______________________
(1)         Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used by the Bank as a hedging instrument.
(2) In April 2011, First Niagara Financial Group Inc., a nonmember, acquired NewAlliance Bancshares, Inc. (parent of former member New Alliance Bank). Nonmembers, excluding housing associates, are ineligible to borrow from the Bank. Accordingly, the acquisition of NewAlliance Bank by First Niagara Financial Group Inc. could adversely impact the Bank's advances interest income.

As with other members, the top five advance-borrowing institutions have reduced their demand for advances since December 31, 2010. At September 30, 2011, the par value of advances for these institutions aggregated to $8.6 billion falling from $10.2 billion at December 31, 2010.

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

The Bank's membership continues to be challenged by the current weak economic conditions, although there have been some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.94 percent of total assets as of December 31, 2010, to 1.23 percent of assets as of June 30, 2011. The aggregate ratio of tangible capital to assets among the membership decreased from 10.25 percent as of December 31, 2010, to 8.83 percent as of June 30, 2011. June 30, 2011, is the most recent date of the Bank's data on its membership for purposes of this report. The decrease in the ratio of tangible capital to assets among the membership resulted almost entirely from the addition of one large institution to the Bank's membership during the quarter ended June 30, 2011, and does not reflect a deterioration in the Bank's membership. Through the ten-month period ending October 31, 2011, there were no member failures. All extensions of credit by the Bank to members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that the Bank was unable to realize sufficient value from the pledged collateral to cover the member's obligations and the Bank were unable to obtain additional collateral to make up for the reduction in value of such collateral, the Bank could incur losses. A default by a member with significant obligations to the Bank could result in significant financial losses, which would adversely impact the Bank's results of operations and financial condition.
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

Advances outstanding to borrowers in Category 1 (blanket) status at September 30, 2011, totaled $15.6 billion. For these advances, the Bank had access to collateral through security agreements, where the borrower agrees to hold such collateral for the benefit of the Bank, totaling $44.2 billion as of September 30, 2011. Of this total, $13.1 billion of securities have been delivered to the Bank or to an approved third-party custodian, an additional $1.8 billion of securities are held by borrowers' securities corporations, and $6.5 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with the Bank's borrowers in Category 1 (blanket), Category 2 (listing) and Category 3 (delivery) status at September 30, 2011, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of September 30, 2011 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category 1 (blanket) status	271	$15,574,296	$44,203,295	283.8%
Category 2 (listing) status	29	6,328,893	17,552,621	277.3
Category 3 (delivery) status	33	2,458,247	2,953,638	120.2
Total	333	$24,361,436	$64,709,554	265.6%

Based upon the method by which borrowers pledge collateral to the Bank, the following table shows the total potential lending value of the collateral that borrowers have pledged to the Bank, net of the Bank's collateral valuation discounts as of September 30, 2011.
Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$37,852,707
Collateral specifically listed and identified	16,706,356
Collateral delivered to the Bank	22,416,771

Beyond the Bank's practices in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to the Bank priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to the security interests of the Bank under Section 10(e) does not apply when lending to insurance company members due to the antipreemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to the Bank. However, the Bank protects its security interests in the collateral pledged by its borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $800.6 million at September 30, 2011.
The Bank accepts nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for Bank advances as detailed in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk. At September 30, 2011, the amount of pledged nontraditional and subprime loan collateral was 9 percent of total member borrowing capacity compared with 8 percent of total member borrowing capacity at December 31, 2010.

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

For additional information on the Bank's collateral policies and practices, See Item 7 — Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2010 Annual Report.

Investments

At September 30, 2011, investment securities and short-term money-market instruments totaled $19.9 billion, compared with $27.1 billion at December 31, 2010. This decrease reflects management's intent to maintain its investments at a level approximately equal to or less than 50 percent of total assets.

Investment securities declined $6.3 billion to $13.0 billion at September 30, 2011, compared with $19.4 billion at December 31, 2010. The decline is due to the $5.3 billion decrease in certificates of deposits as well as the sale of $1.8 billion of non-MBS available-for-sale securities in the first nine months of 2011, contributing to a $726.5 million decrease in non-MBS GSE securities and a $608.3 million decrease in corporate bonds.

Short-term money-market investments totaled $6.9 billion at September 30, 2011, compared with $7.8 billion at December 31, 2010. This $879.9 million net decrease resulted from a $1.3 billion increase in securities purchased under agreements to resell and a $2.2 billion decrease in federal funds sold.

Under the Bank's regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if the Bank's investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2011, and December 31, 2010, the Bank's MBS, ABS and SBA holdings represented 220 percent and 210 percent of capital, respectively.

The Bank's MBS investment portfolio consists of the following categories of securities as of September 30, 2011, and December 31, 2010. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2011	December 31, 2010
Residential MBS - U.S. government-guaranteed and GSE	55.8%	56.5%
Commercial MBS - U.S. government-guaranteed and GSE	25.4	21.3
Private-label residential MBS	18.4	21.0
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.9
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on the Bank's investment securities.

Investments Credit Risk. The Bank is subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued or guaranteed by U.S. agencies, the FDIC under the FDIC's Temporary Liquidity Guarantee Program, U.S government-owned corporations, GSEs, and supranationals. The Bank places short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis; currently all such placements expire within 35 days. The Bank has counterparty exposure on its investments in the form of short-dated unsecured money market transactions and short-dated secured reverse repurchase agreements. Management actively monitors these exposures and the credit quality of its counterparties, including assessments of each counterparty's financial performance, capital adequacy, and sovereign support as well as related market signals. The Bank intends to reduce or suspend credit limits and/or seek to reduce existing exposures as a result of these monitoring activities. As an example, during the third quarter of 2011, the Bank has reduced or restricted trading with certain European counterparties based on the European sovereign debt crisis. At September 30, 2011, the Bank's unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $7.6 billion to 16 counterparties and issuers, of which $3.4 billion was for federal funds sold, and $4.2 billion was for debentures. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of September 30, 2011:

Issuers / Counterparties with Total Unsecured Credit Greater Than 10 Percent As of September 30, 2011

Issuer / counterparty	Percent
Fannie Mae	27.2%
Barclays Bank PLC	13.1
Freddie Mac	10.6

The Bank also is invested in and is subject to secured credit risk related to MBS, ABS, and HFA obligations that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS must be rated triple-A (or its equivalent) at the time of purchase. HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

Credit ratings on these investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2011 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money-market instruments: (2)
Interest-bearing deposits	$—	$229	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	3,500,000	—	—	—
Federal funds sold	—	2,885,000	495,000	—	—	—
Total money-market instruments	—	2,885,229	3,995,000	—	—	—

Investment securities:
U.S. agency obligations	—	20,293	—	—	—	—
U.S. government-owned corporations	—	284,421	—	—	—	—
GSEs	—	2,864,610	—	—	—	—
Supranational banks	469,554	—	—	—	—	—
Corporate bonds (3)	—	566,507	—	—	—	—
HFA obligations	25,325	146,470	2,114	50,510	—	1,825
Total non-MBS	494,879	3,882,301	2,114	50,510	—	1,825

MBS:
U.S. government guaranteed - residential (2)	—	169,172	—	—	—	—
U.S. government guaranteed - commercial (2)	—	491,716
GSE - residential (2)	—	4,630,633	—	—	—	—
GSE - commercial (2)	—	1,693,589	—	—	—	—
Private-label - residential	22,706	59,954	94,641	73,812	1,331,197	—
Private-label - commercial	10,538	—	—	—	—	—
ABS backed by home-equity loans	8,243	6,770	5,487	—	5,769	—
Total MBS	41,487	7,051,834	100,128	73,812	1,336,966	—

Total investments	$536,366	$13,819,364	$4,097,242	$124,322	$1,336,966	$1,825
 _______________________

(1)         Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2011. If there is a split rating, the lowest rating is used.
(2)        The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table details the Bank's investment securities with a long-term credit rating below investment grade as of September 30, 2011.
Credit Ratings of Investments Below Investment Grade at Carrying Value As of September 30, 2011 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$40,447	$114,950	$704,463	$195,047	$34,880	$241,410	$1,331,197
ABS backed by home-equity loans	—	3,884	1,399	—	—	486	5,769
Total	$40,447	$118,834	$705,862	$195,047	$34,880	$241,896	$1,336,966

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to the Bank's private-label MBS during the quarter ended September 30, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$90,504	7.9%	6.4 - 9.2	25.8%	7.8 - 32.5	35.1%	27.7 - 38.2	10.2%	2.7 - 13.4
2006	17,981	8.4	8.4	29.0	29.0	47.6	47.6	0.0	0.0
2005	8,389	7.1	6.6 - 7.4	17.8	16.1 - 19.2	45.1	42.0 - 49.2	21.7	12.3 - 28.9
2004 and prior	131,601	9.6	2.7 - 21.3	14.6	1.1 - 47.5	41.7	19.7 - 87.9	12.8	5.4 - 69.7
Total	$248,475	8.8%	2.7 - 21.3	19.8%	1.1 - 47.5	39.9%	19.7 - 87.9	11.3%	0.0 - 69.7

Alt-A (2)
2007	$604,281	3.5%	1.7 - 8.6	79.0%	34.6 - 89.4	54.4%	47.8 - 60.9	14.0%	0.0 - 46.5
2006	962,815	3.7	1.7 - 5.9	76.2	44.6 - 87.8	54.4	44.5 - 59.6	16.6	0.0 - 44.0
2005	677,067	6.0	2.5 - 9.9	54.0	30.5 - 80.6	47.2	30.0 - 61.2	23.2	0.3 - 58.5
2004 and prior	84,377	8.2	2.2 - 14.0	36.3	3.8 - 65.3	40.8	18.7 - 53.6	27.0	7.4 - 40.1
Total	$2,328,540	4.5%	1.7 - 14.0	69.0%	3.8 - 89.4	51.8%	18.7 - 61.2	18.2%	0.0 - 58.5

ABS backed by home equity loans
Subprime (2)
2004 and prior	$28,459	10.8%	0.0 - 14.7	35.3%	21.2 - 48.4	85.2%	67.7 - 104.0	36.9%	0.0 - 99.8
_______________________
(1)         The Bank's commercial private-label MBS with a par value of $10.6 million and a private-label residential MBS with a par value of $3.5 million that is backed by the Federal Housing Administration and the Department of Veteran Affairs loans were not included in this table.

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

Of the Bank's $9.6 billion in par value of MBS and ABS investments at September 30, 2011, $2.6 billion in par value are private-label MBS. Of this amount, $2.3 billion in par value are securities backed primarily by Alt-A loans, while $339.6 million in par value are backed primarily by prime loans. Only $28.5 million in par value of these investments are backed primarily by subprime mortgages. While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While the Bank generally follows the collateral type definitions provided by S&P, it does review the credit performance of the underlying collateral, and revises the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the FHLBank System's OTTI Governance Committee. For additional information on the OTTI Governance Committee, see the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom the Bank has contracted to perform these analyses, assesses eight bonds owned by the Bank, holding $81.8 million in par value as of September 30, 2011, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. Three of these bonds, with a total par value of $54.1 million as of September 30, 2011, were deemed to be other-than-temporarily impaired as of September 30, 2011. These bonds are reported as prime in the various tables below in this section. In addition, one bond classified as Alt-A collateral by S&P, of which the Bank held $4.7 million in par value as of September 30, 2011, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates for information on the Bank's key inputs, assumptions, and modeling employed by the Bank in its other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2011			December 31, 2010
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$24,539	$304,495	$329,034	$26,737	$374,034	$400,771
Alt-A	43,420	2,208,077	2,251,497	48,758	2,445,071	2,493,829
Total private-label residential MBS	67,959	2,512,572	2,580,531	75,495	2,819,105	2,894,600
Private-label commercial MBS
Prime	10,586	—	10,586	10,586	61,271	71,857
ABS backed by home equity loans
Subprime	—	28,459	28,459	—	29,424	29,424
Total par value of private-label MBS	$78,545	$2,541,031	$2,619,576	$86,081	$2,909,800	$2,995,881
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to the Bank's investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2011, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with the Bank's private-label MBS and ABS, stratified by collateral type and vintage. Average current credit enhancements as of September 30, 2011, reflect the percentage of subordinated class outstanding balances as of September 30, 2011, to the Bank's senior class outstanding balances as of September 30, 2011, weighted by the par value of the Bank's respective senior class securities, and shown by underlying loan collateral type and issuance vintage. Average current credit enhancements as of September 30, 2011, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted. The average current credit enhancements do not fully reflect the Bank's credit protection in its private-label MBS holdings as prioritization in the timing of receipt of cash flows and credit event triggers accelerate the return of the Bank's investment before losses can no longer be absorbed by subordinate classes.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At September 30, 2011 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$5,138	$—	$—	$—	$5,138
Double-A	40,360	—	—	—	40,360
Single-A	31,406	—	—	—	31,406
Triple-B	60,343	23,830	—	—	36,513
Below Investment Grade
Double-B	26,418	—	—	—	26,418
Single-B	38,607	13,470	—	16,867	8,270
Triple-C	101,214	53,204	—	38,856	9,154
Double-C	17,981	—	17,981	—	—
Single-C	7,567		—	7,567	—
Total	329,034	90,504	17,981	63,290	157,259

Amortized cost	318,114	90,203	14,257	56,763	156,891
Gross unrealized losses	(46,364)	(7,351)	(1,059)	(12,194)	(25,760)
Fair value	271,791	82,852	13,198	44,569	131,172
Other-than-temporary impairment for the nine months ended September 30, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(470)	—	—	(470)	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(2,751)	—	(350)	(2,282)	(119)
Net impairment losses on held-to-maturity securities recognized in income	(3,221)	—	(350)	(2,752)	(119)
Weighted average percentage of fair value to par value	82.60%	91.54%	73.40%	70.42%	83.41%
Original weighted average credit support	11.03	10.01	8.32	20.93	7.94
Weighted average credit support	13.57	10.24	—	16.75	15.75
Weighted average collateral delinquency (1)	12.90	8.77	20.26	21.97	10.78

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$10,586	$—	$—	$—	$10,586
Amortized cost	10,538	—	—	—	10,538
Gross unrealized losses	—	—	—	—	—
Fair value	11,138	—	—	—	11,138
Weighted average percentage of fair value to par value	105.21%	—%	—%	—%	105.21%
Original weighted average credit support	12.50	—	—	—	12.50
Weighted average credit support	14.34	—	—	—	14.34
Weighted average collateral delinquency (1)	1.12	—	—	—	1.12
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At September 30, 2011 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$17,568	$—	$—	$14,166	$3,402
Double-A	19,594	4,309	—	—	15,285
Single-A	63,234	—	—	50,046	13,188
Triple-B	13,385	—	—	2,034	11,351
Below Investment Grade
Double-B	14,197	—	—	14,197	—
Single-B	79,872	—	998	59,865	19,009
Triple-C	1,069,784	242,764	536,448	290,572	—
Double-C	375,369	90,761	132,896	151,712	—
Single-C	56,090	22,858	33,232	—	—
Single-D	542,404	243,590	259,241	39,573	—
Total	2,251,497	604,282	962,815	622,165	62,235

Amortized cost	1,717,501	419,499	685,746	550,021	62,235
Gross unrealized losses	(496,286)	(122,054)	(203,247)	(157,881)	(13,104)
Fair value	1,221,741	297,637	482,833	392,140	49,131
Other-than-temporary impairment for the nine months ended September 30, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(30,368)	(10,403)	(7,824)	(12,141)	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(39,831)	(7,055)	(29,702)	(3,074)	—
Net impairment losses on held-to-maturity securities recognized in income	(70,199)	(17,458)	(37,526)	(15,215)	—

Weighted average percentage of fair value to par value	54.26%	49.25%	50.15%	63.03%	78.94%
Original weighted average credit support	27.39	27.80	28.47	26.80	12.78
Weighted average credit support	18.10	13.96	16.61	23.80	24.41
Weighted average collateral delinquency (1)	39.33	45.37	44.08	28.24	18.22
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At September 30, 2011 (dollars in thousands)

ABS backed by home equity loans - Subprime	2004 and prior
Par value by credit rating
Triple-A	$8,270
Double-A	6,770
Single-A	5,486
Below Investment Grade
Single-B	4,971
Triple-C	1,945
Single-D	1,017
Total	28,459

Amortized cost	27,689
Gross unrealized losses	(6,837)
Fair value	20,860
Other-than-temporary impairment for the nine months ended September 30, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(1,144)
Net amount of impairment losses reclassified to accumulated other comprehensive loss	976
Net impairment losses on held-to-maturity securities recognized in income	(168)

Weighted average percentage of fair value to par value	73.3%
Original weighted average credit support	9.90
Weighted average credit support	36.89
Weighted average collateral delinquency (1)	20.65
_______________________
(1)          Represents loans that are 60 days or more delinquent.

On August 5, 2011, and August 8, 2011, respectively, S&P downgraded the AAA long-term credit ratings of the U.S. government and of select government-related entities to AA+ with negative outlooks, as discussed under — Credit Rating Agency Developments. Carrying values and fair values in the table below are as of September 30, 2011.

Rating Agency Actions (1) Investments on Negative Watch as of October 31, 2011 (dollars in thousands)

	Private-Label Residential MBS		ABS Backed by Home Equity Loans		Non MBS Investments (2)
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$—	$—	$—	$—	$25,325	$22,388
Double-A	4,309	4,168	295	230	101,555	76,787
Single-A	—	—	—	—	2,114	2,123
_______________________

(1)	Represents the lowest rating as of October 31, 2011 available for each security based on NRSROs used by the Bank.

(2)	Represents HFA investments.

The following table provides a summary of credit-rating downgrades that have occurred during the period from October 1,

2011, through October 31, 2011, for the Bank's investments. Carrying values and fair values are as of September 30, 2011.

Rating Agency Actions (1) Investment Downgrades from October 1, 2011, through October 31, 2011 (dollars in thousands)

	Credit Rating as of		Carrying	Fair
Investment Category	September 30, 2011	October 31, 2011	Value	Value
MBS:
Private-label - residential	AA	A	$7,026	$6,176
Private-label - residential	CC	C	10,427	13,198
Private-label - residential	CC	D	10,012	11,598
_______________________

(1)	Represents the lowest rating available for each security based on NRSROs used by the Bank.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of September 30, 2011 (dollars in thousands)

	September 30, 2011					October 31, 2011, MBS ratings based on September 30, 2011, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$325,538	$314,533	$(46,364)	12.80%	1.6%	1.5%	41.0%	59.0%	—%
Alt-A option ARM	881,841	737,623	(242,646)	44.96	—	—	0.2	99.8	—
Alt-A other	1,362,880	977,976	(253,640)	35.71	1.3	1.3	8.2	91.8	0.3
Total private-label residential MBS	2,570,259	2,030,132	(542,650)	35.98	0.9	0.9	9.6	90.4	0.2
ABS backed by home equity loans:
Subprime first lien	27,472	27,017	(6,837)	20.45	30.1	30.1	74.7	25.3	1.1
Total private-label MBS	$2,597,731	$2,057,149	$(549,487)	35.82%	1.2%	1.2%	10.0%	90.0%	0.2%

The following table provides the geographic concentration by state and by metropolitan statistical area of the Bank's private-label MBS and ABS as of September 30, 2011, where such concentrations are five percent or greater of our total private-label MBS and ABS investments.

Geographic Concentration of Private-Label MBS and ABS

State concentration	Percentage of Total Private-Label MBS and ABS
California	39.6%
Florida	12.6
All Other	47.8
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.1%
Washington, D.C.-MD-VA-WV	5.7
All Other	84.2
100.0%

The geographic areas represented in the table above have experienced mortgage loan default rates and home-price depreciation rates that are significantly higher than national averages.

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
The following graph demonstrates how average prices changed with respect to various asset classes in the Bank's MBS portfolio during the 12 months ended September 30, 2011:

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

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of October 31, 2011
	Moody's		S&P		Fitch
	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch
Ambac Assurance Corporation	Removed	NA	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AA+	Negative Watch	Not Rated	Not Rated
MBIA Insurance Corporation	B3	Negative	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc.	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Negative	AA+	Negative	AAA	Stable
Freddie Mac	Aaa	Negative	AA+	Negative	AAA	Stable

The following table shows the Bank's private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At September 30, 2011
(dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$63,284	$(13,382)	$4,309	$(140)	$—	$—	$—	$—	$—	$—
2006	14,499	(3,732)	—	—	—	—	—	—	—	—
2005	30,356	(9,645)	—	—	—	—	—	—	—	—
2004 and prior	1,416	(274)	—	—	—	—	—	—	—	—
Total Alt-A	109,555	(27,033)	4,309	(140)	—	—	—	—	—	—
Subprime
2004 and prior	2,004	(138)	7,154	(1,925)	14,462	(3,327)	3,881	(1,133)	958	(314)
Total private-label MBS	$111,559	$(27,171)	$11,463	$(2,065)	$14,462	$(3,327)	$3,881	$(1,133)	$958	$(314)
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

The following table provides the geographic concentration by state of the Bank's HFA investments where such concentrations are five percent or greater of our total HFA investments as of September 30, 2011. HFA investments as of September 30, 2011 amounted to $226.2 million.

State Concentration of HFAs

Percent of Total HFA Investments
Massachusetts	51.7%
Rhode Island	13.4
Connecticut	11.0
North Carolina	9.4
Maine	6.6
All Other	7.9
100.0%

Standby Bond-Purchase Agreements. The Bank has entered into standby bond-purchase agreements with one state HFA whereby the Bank, for a fee, agrees to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds in accordance with a schedule established by the agreement. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $245.1 million at September 30, 2011, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two rating agencies, even though some are backed by Ambac Assurance Corporation, which itself has been downgraded below triple-A and has filed a petition for bankruptcy.

Mortgage Loans

The outstanding principal amount of the Bank's mortgage loan investment portfolio remained relatively stable through the quarter ended September 30, 2011. Interest in the MPF program continued to grow among prospective participating financial institutions as such institutions sought alternatives to Fannie Mae and Freddie Mac; interest tended to offset the continuing muted borrower demand for mortgage loans in the depressed U.S. housing economy. The Bank has not experienced an increase in prepayment activity on its portfolio of mortgage loans notwithstanding the continuing low interest-rate environment, although an increase in prepayment activity remains possible particularly given the Federal Reserve's measures to maintain low interest rates, as described under — Executive Summary. The Bank expects a slight increase in prepayments for the remainder of the year, although increases could rise, particularly if a new government program is effective in spurring greater prepayments. As of September 30, 2011, the Bank's mortgage loan investment portfolio totaled $3.1 billion, a decrease of $117.2 million from the December 31, 2010, balance of $3.2 billion. References to the Bank's investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation agreement it has with the FHLBank of Chicago. The expiration date of this agreement has been extended to December 31, 2012. As of September 30, 2011, the Bank had $148.6 million in 100 percent participation interests outstanding that had been purchased under this agreement. For additional information on this agreement, see the 2010 Annual Report under Item 1 — Business — MPF Loan Participations with the FHLBank of Chicago.

The FHLBank of Chicago acts as the MPF Provider and provides operational support to the MPF Banks and participating financial institutions and calculates and publishes daily prices, rates, and fees associated with the various MPF products. Since March 26, 2011, the Bank has had the right to adjust its base pricing for MPF products as often as warranted daily for the loans in which it invests and for loans sold pursuant to MPF Xtra. Any such adjusted pricing would then become the Bank's pricing for such loans until such time as the Bank again adjusts its pricing. In connection with the commencement of this right of the Bank to adjust its pricing, the Bank's option to opt out of participation in the MPF program has been eliminated (although the Bank never used this option). However, the Bank believes it can effectively opt out of the program by adjusting pricing should it determine to do so. Alternatively, the Bank has the right to turn off its master commitments at any time for such duration as it selects.

Mortgage Loans Credit Risk. The Bank is subject to credit risk from the mortgage loans in which it invests due to the Bank's exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Although the Bank's mortgage-loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of the Bank's conventional mortgage-loan portfolio are shown in the following table:

State Concentration by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage-Loan Portfolio
	September 30, 2011	December 31, 2010
State concentration
Massachusetts	34%	33%
California	12	13
Connecticut	9	10
Maine	6	6
Wisconsin	5	3
All others	34	35
Total	100%	100%
Although delinquent loans in the Bank's portfolio are spread throughout the U.S., delinquent loan concentrations of five percent or greater of the outstanding principal balance of the Bank's total conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	September 30, 2011	December 31, 2010
State concentration
California	24%	24%
Massachusetts	23	23
Connecticut	8	9
All others	45	44
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $7.2 million at September 30, 2011, compared with $8.7 million at December 31, 2010. The Bank lowered this allowance in the quarter ended June 30, 2011, principally due to a reduction in expected losses upon liquidation of foreclosed properties as well as a decline in the amount of delinquencies in the Bank's portfolio of conventional mortgage loans. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2010 Annual Report for a description of the Bank's methodology for estimating the allowance for loan losses.

The following tables present the Bank's delinquent loans and allowance for credit losses activity (dollars in thousands).

	September 30, 2011		December 31, 2010
	Amount	Percentage (1)	Amount	Percentage(1)
Total par value of loans past due 90 days or more and still accruing interest	$23,050	0.7%	$19,874	0.6%
Nonaccrual loans, par value	50,906	1.6	54,401	1.7
Troubled debt restructuring	245	—	246	—
_______________________
(1)         Percentage of total outstanding principal balance of mortgage loans

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for credit losses on mortgage loans, balance at beginning of period	$7,181	$2,500	$8,653	$2,100
Charge-offs	—	(53)	(14)	(88)
Provision for credit losses	—	453	(1,458)	888
Allowance for credit losses on mortgage loans, balance at end of period	$7,181	$2,900	$7,181	$2,900

Higher-Risk Loans. The Bank's portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of the Bank's total conventional portfolio (9.0 percent by outstanding principal balance), but a disproportionately higher portion of the conventional portfolio delinquencies (39.3 percent by outstanding principal balance). The Bank's allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of September 30, 2011.

Summary of Higher-Risk Conventional Mortgage Loans As of September 30, 2011 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$205,791	8.61%	1.41%	6.70%
High loan-to-value loans (2)	41,319	2.67	1.08	11.29
Subprime and high loan-to-value loans (3)	5,020	9.75	—	13.21
Total high-risk loans	$252,130	7.66%	1.33%	7.58%
_______________________
(1)         Subprime loans are loans to borrowers with FICO® credit scores 660 or lower. FICO is a widely used credit-industry model developed by Fair Isaac and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850.
(2)         High loan-to-value loans have an estimated current loan-to-value ratio greater than 100 percent based on movements in property values in the core-based statistical areas where the property securing the loan is located.
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

The Bank is exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of September 30, 2011, the Bank was the beneficiary of primary mortgage insurance coverage on $214.1 million of conventional mortgage loans, and the Bank was the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $36.1 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of October 31, 2011, all of these mortgage insurance companies have a credit rating of triple-B or lower (or its equivalent) by at least one NRSRO as presented in the below table. Ordinarily the Bank does not accept primary mortgage insurance from a mortgage insurance company unless that company is rated at least triple-B by S&P (although the Bank may accept lower rated mortgage insurance provided the Bank obtains additional credit enhancement in such form as it deems appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of triple-B as of October 31, 2011, the Bank could develop increasing concentrations of exposure to those mortgage insurance companies. However, the Bank has established and maintains limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. Those exposure limits could, in turn, eventually lead to fewer mortgage loan investment opportunities for the Bank.

The Bank has analyzed its potential loss exposure to all of the mortgage insurance companies and does not expect incremental losses due to these ratings. This expectation is based on the credit-enhancement features of the Bank's master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back the Bank's master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. The Bank closely monitors the financial condition of these mortgage insurance companies. Further, the Bank requires that all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. However, none of the eight mortgage insurance companies previously approved by the Bank are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to the Bank. The Bank does not invest in mortgage loans that rely on supplemental mortgage insurance to be eligible Bank investments.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of October 31, 2011		September 30, 2011
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
Genworth Mortgage Insurance Corporation	BB-/Ba1/NR	Negative	$60,653	$14,129	$—	$14,129	29.2%
Mortgage Guaranty Insurance Corporation	B+/Ba3/NR	Negative	48,628	10,503	—	10,503	21.7
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	45,603	10,731	—	10,731	22.2
PMI Mortgage Insurance Company (1)	R/Caa3/NR	Negative	16,710	3,525	—	3,525	7.3
CMG Mortgage Insurance Company	BBB/NR/BBB	Negative	16,536	3,865	—	3,865	8.0
Radian Guaranty Incorporated	B+/Ba3/NR	Negative Watch	11,650	2,174	—	2,174	4.5
Republic Mortgage Insurance Company	B+/B1/NR	Negative Watch	10,896	2,147	649	2,796	5.8
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	3,453	633	—	633	1.3
			$214,129	$47,707	$649	$48,356	100.0%
_______________________
(1)         On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Company and beginning October 24, 2011, PMI Mortgage Insurance Company has been directed to only pay 50% of the claim amounts with the remaining claim amounts being deferred until the company is liquidated.

Debt Financing — Consolidated Obligations

At September 30, 2011 and December 31, 2010, outstanding COs, including both CO bonds and CO discount notes, totaled $43.1 billion and $53.6 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds issued by the Bank are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet the needs of the Bank and of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, the Bank enters into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of September 30, 2011, and December 31, 2010. CO bonds outstanding at September 30, 2011, and December 31, 2010, include issued callable bonds totaling $2.7 billion and $5.2 billion, respectively.

CO discount notes are also a significant funding source for the Bank. CO discount notes are short-term instruments with maturities ranging from overnight to one year. The Bank uses CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 24.8 percent and 34.5 percent of outstanding COs at September 30, 2011, and December 31, 2010, respectively, but accounted for 97.5 percent and 97.3 percent of the proceeds from the issuance of COs during the nine months ended September 30, 2011 and 2010, respectively, due, in particular, to the Bank's frequent overnight CO discount note issuances.

Deposits

At September 30, 2011, and December 31, 2010, deposits totaled $740.9 million and $745.5 million, respectively.

The following table presents term deposits issued in amounts of $100,000 or greater at September 30, 2011, and December 31, 2010.

Term Deposits Greater than $100,000 (dollars in thousands)

	September 30, 2011		December 31, 2010
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$—	—%	$—	—%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	6,250	2.51
Greater than 12 months (1)	20,000	4.71	20,000	4.71
Total par value	$20,000	4.71%	$26,250	4.19%
_______________________
(1)         Represents one term deposit account with a maturity date in 2014.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $16.4 million and $14.8 million as of September 30, 2011, and December 31, 2010, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $896.4 million and $729.2 million as of September 30, 2011, and December 31, 2010, respectively.

The following table presents a summary of the notional amounts and estimated fair values of the Bank's outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2011, and December 31, 2010. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and are hedging changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents a hedge strategy that hedges the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under the Bank's risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2011		December 31, 2010
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$8,421,557	$(655,324)	$10,505,040	$(635,275)
	Swaps	Economic	10,750	(372)	73,250	(1,538)
	Caps and floors	Economic	—	—	16,500	25
Total associated with advances			8,432,307	(655,696)	10,594,790	(636,788)
Available-for-sale securities	Swaps	Fair value	775,280	(371,276)	853,935	(224,907)
	Caps and floors	Economic	300,000	787	—	—
Trading securities	Swaps	Economic	225,000	(29,000)	225,000	(10,181)
Consolidated obligations	Swaps	Fair value	11,526,250	221,475	11,989,650	191,324
	Forward starting swaps	Cash Flow	700,000	(26,843)	—	—
Deposits	Swaps	Fair value	20,000	4,387	20,000	4,767
Total			21,978,837	(856,166)	23,683,375	(675,785)
Mortgage delivery commitments			21,481	154	28,217	(187)
Total derivatives			$22,000,318	(856,012)	$23,711,592	(675,972)
Accrued interest				(8,346)		(31,709)
Cash collateral				(15,601)		(6,721)
Net derivatives				$(879,959)		$(714,402)
Derivative asset				$16,413		$14,818
Derivative liability				(896,372)		(729,220)
Net derivatives				$(879,959)		$(714,402)

The following four tables provide a summary of the Bank's hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $19.9 billion, representing 90.7 percent of all derivatives outstanding as of September 30, 2011. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,766,250	$(23,324)	$1,766,250	$23,242	2.93%	0.28%	2.84%	0.37%
Due after one year through two years	1,368,310	(60,173)	1,368,310	59,947	3.62	0.29	3.47	0.44
Due after two years through three years	1,019,800	(64,021)	1,019,800	63,921	3.38	0.31	3.14	0.55
Due after three years through four years	738,515	(56,850)	738,515	56,710	3.39	0.28	3.07	0.60
Due after four years through five years	763,662	(64,428)	763,662	64,121	3.23	0.31	2.98	0.56
Thereafter	2,765,020	(386,528)	2,765,020	383,515	3.90	0.30	3.74	0.46
Total	$8,421,557	$(655,324)	$8,421,557	$651,456	3.48%	0.29%	3.31%	0.46%
_______________________

(1)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2011.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity or Next Put Date for Putable Advances As of September 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$5,998,375	$(509,266)	$5,998,375	$505,647	3.65%	0.29%	3.52%	0.42%
Due after one year through two years	824,110	(61,444)	824,110	61,332	3.78	0.29	3.64	0.43
Due after two years through three years	472,050	(14,170)	472,050	14,166	2.14	0.33	1.83	0.64
Due after three years through four years	400,265	(23,787)	400,265	23,798	2.99	0.28	2.56	0.71
Due after four years through five years	466,262	(20,518)	466,262	20,490	2.43	0.33	2.14	0.62
Thereafter	260,495	(26,139)	260,495	26,023	3.65	0.31	3.24	0.72
Total	$8,421,557	$(655,324)	$8,421,557	$651,456	3.48%	0.29%	3.31%	0.46%
_______________________

(1)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2011.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$5,062,800	$11,371	$5,062,800	$(11,427)	0.73%	0.74%	0.17%	0.16%
Due after one year through two years	3,589,950	63,107	3,589,950	(62,858)	1.58	1.60	0.25	0.23
Due after two years through three years	1,223,500	28,045	1,223,500	(28,058)	1.70	1.76	0.29	0.23
Due after three years through four years	395,000	8,443	395,000	(8,504)	1.66	1.70	0.20	0.16
Due after four years through five years	760,000	24,039	760,000	(24,254)	1.78	1.76	0.10	0.12
Thereafter	495,000	86,470	495,000	(86,664)	3.88	3.89	0.26	0.25
Total	$11,526,250	$221,475	$11,526,250	$(221,765)	1.33%	1.35%	0.21%	0.19%
_______________________

(1)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2011. For zero coupon bonds, the yield represents the yield to maturity.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations As of September 30, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$6,372,800	$14,074	$6,372,800	$(14,373)	0.81%	0.81%	0.14%	0.14%
Due after one year through two years	3,419,950	63,486	3,419,950	(63,278)	1.65	1.67	0.26	0.24
Due after two years through three years	1,018,500	27,362	1,018,500	(27,362)	1.77	1.83	0.31	0.25
Due after three years through four years	190,000	6,735	190,000	(6,734)	1.76	1.85	0.27	0.18
Due after four years through five years	225,000	24,385	225,000	(24,429)	3.82	3.74	0.29	0.37
Thereafter	300,000	85,433	300,000	(85,589)	5.19	5.21	0.36	0.34
Total	$11,526,250	$221,475	$11,526,250	$(221,765)	1.33%	1.35%	0.21%	0.19%
_______________________

(1)	The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)
The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2011. For zero coupon bonds, the yield represents the yield to maturity.

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

Derivative Instruments Credit Risk. The Bank is subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost, or current positive fair value, of the defaulted contract, net of any collateral held by the Bank or pledged to counterparties by the Bank. The credit risk to the Bank arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. The Bank enters into new derivative trades only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. Management actively monitors these exposures and the credit quality of its counterparties, including assessments of each counterparty's financial performance, capital adequacy and sovereign support as well as related market signals. The Bank intends to reduce or suspend credit limits and/or seek to reduce existing exposures as a result of these monitoring activities. As an example, during the third quarter of 2011, the Bank has reduced or restricted trading with certain European counterparties based on the European sovereign debt crisis. The Bank does not enter into interest-rate-exchange agreements with other FHLBanks. The Bank uses master-netting agreements to reduce its credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made as necessary to minimize the Bank's exposure to credit risk. The master agreements generally provide for smaller amounts of unsecured exposure to lower-rated counterparties. These agreements are bilateral and generally require the Bank to deliver additional collateral to the counterparty if the Bank's credit rating is downgraded by an NRSRO, which could increase the Bank's exposure to loss in the event of a default by a counterparty to which the Bank was the net obligor, as further detailed in Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities.

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

Derivative Instruments (dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of September 30, 2011
Interest-rate-exchange agreements: (1)
Double-A	$7,557,695	6	$16,248
Single-A	14,421,142	8	—
Total interest-rate-exchange agreements	21,978,837	14	16,248
Commitments to invest in mortgage loans (2)	21,481	—	165
Total derivatives	$22,000,318	14	$16,413

As of December 31, 2010
Interest-rate-exchange agreements: (1)
Double-A	$7,621,250	6	$14,763
Single-A	16,062,125	8	—
Total interest-rate-exchange agreements	23,683,375	14	14,763
Commitments to invest in mortgage loans (2)	28,217	—	55
Total derivatives	$23,711,592	14	$14,818
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

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$4,431,795	20.2%	$(66,612)
Deutsche Bank AG	3,029,965	13.8	(384,962)
Citigroup Financial Products, Inc.	2,769,040	12.6	(73,717)
Goldman Sachs Capital Markets, LP	2,391,725	10.9	(82,935)
Morgan Stanley Capital Services, Inc.	2,294,150	10.4	(127,229)

	December 31, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$4,304,100	18.2%	$(54,202)
Citigroup Financial Products, Inc.	3,723,290	15.7	(57,841)
Deutsche Bank AG	2,986,965	12.6	(248,485)
UBS AG	2,413,225	10.2	(6,428)

The Bank may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for outstanding investments are currently overnight to 35 days. The Bank also engages in short-term secured reverse-repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute the Bank's COs.

RISK MANAGEMENT

Operational Risk

The Bank is subject to operational risk, which is the risk of unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. Operational risk includes risk arising from breaches of the Bank's cybersecurity or other cyber incidents that could result in a failure or interruption of the Bank's information technology or other technology. The Bank has not experienced a disruption in its information systems or other technology that has had a material adverse impact on the Bank. However, the Bank relies heavily on its information systems and other technology to conduct and manage its business and so failures or interruptions of these information systems or other technology could have a material adverse impact on the Bank's financial condition and results of operations. The Bank takes several steps to protect its information systems and technology, including operational redundancy and supplier diversity along with monitored physical and logical security controls to protect the Bank's information systems and data.

Additionally, most of the Bank's information systems have been co-located with a third party service provider on whom the Bank is reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third party service provider could result in failures or interruptions in the Bank's ability to conduct business. The Bank takes several steps to mitigate the risks of its reliance on this third party service provider, including physical and monitored logical security controls to protect the Bank's information systems and data within the co-location space along with maintaining redundancy of systems at an alternate location for business continuity. Additionally, the Bank reviews the provider's controls report annually and monitors and meets with the provider on a regular basis. Additionally, the Bank has a disaster-recovery site intended to provide seamless continuity of operations in the event that the Bank's primary information systems become unavailable, but there can be no assurance that the disaster-recovery site will work as intended in the event of an actual disruption or failure.

Further, the Bank's AHP and MPF investment activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. The Bank takes several steps to protect such data, including information technology and security general computing controls governing access to programs and data along with physical and logical security. Additional, the Bank reviews related third party service providers' controls reports annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to the Bank's computer systems, computer viruses that attack the Bank's computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

For additional information on operational risk and the Bank's approaches to it, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk of the 2010 Annual Report.

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

Liquidity

Internal Sources of Liquidity

The Bank maintains structural liquidity to ensure that it meets its day-to-day business needs and its contractual obligations with normal sources of funding. The Bank defines structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that all maturing advances are renewed except for those from large, highly rated members; member overnight deposits are withdrawn at a rate of 50 percent per day; and commitments (MPF and other commitments) are taken down at a conservatively projected pace. The Bank defines available liquidity as the sources of funds available to the Bank through its normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. The risk-management policy requires the Bank to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the Bank's excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, a management action trigger is breached and senior management is immediately notified so that a decision can be made as to whether immediate remedial action is necessary. The following table shows the Bank's structural liquidity as of September 30, 2011.

Structural Liquidity As of September 30, 2011 (dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$2,597,298	$(2,264,412)	$(3,054,555)
Less: Cumulative contingent obligations	(3,554,383)	(4,658,599)	(5,550,936)
Equals: Net structural liquidity need	(957,085)	(6,923,011)	(8,605,491)
Available borrowing capacity (2)	$36,783,622	$43,024,230	$44,024,730
Ratio of available borrowing capacity to net structural liquidity need	38.43	6.21	5.12
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to the Bank's internal minimum capital requirement. For information on this internal minimum capital requirement, see — Capital Rule — Internal Minimum Capital Plan Requirements in Excess of Regulatory Requirements.

In accordance with Finance Agency regulations, the Bank also maintains contingency liquidity plans designed to enable it to meet its obligations in the event of operational disruption at the Bank, the Office of Finance, the capital markets, or any other event that precludes issuance of COs. These regulations require the Bank to maintain highly liquid assets at all times in an amount equal to or greater than the aggregate amount of all anticipated maturing advances over the following five days. The Bank maintained material compliance with this requirement at all times during the nine months ended September 30, 2011. As of September 30, 2011, and December 31, 2010, the Bank held a surplus of $11.9 billion and $13.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates the Bank's contingency liquidity as of September 30, 2011.

Contingency Liquidity As of September 30, 2011 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$95,737
Contingency borrowing capacity (exclusive of CO debt issuance)	11,845,324
Net contingency borrowing capacity	$11,941,061
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to the Bank's anticipated cash outflows under two different scenarios. One scenario assumes that the Bank cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that the Bank cannot borrow funds from the capital markets for five days and that during that period the Bank will renew maturing and called advances for all members except very large, highly rated members. The Bank was in material compliance with these liquidity requirements at all times during the quarter ended September 30, 2011.

Further, the Bank is sensitive to maintaining an appropriate funding balance between its assets and liabilities and has an established policy that limits the potential gap between assets with maturities inclusive of projected prepayments greater than one year funded by liabilities maturing inclusive of projected calls in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. The Bank maintained material compliance with this requirement at all times during the three months ended September 30, 2011. During the three months ended September 30, 2011, this gap averaged 0.8 percent (maximum level 1.1 percent and minimum level 0.1 percent). As of September 30, 2011, this gap was 1.1 percent, compared with 3.8 percent at December 31, 2010.

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

Financial Conditions for FHLBank Debt

During the period covered by this report the Bank has experienced CO issuance costs that were relatively consistent with recent past quarters. Demand for COs has remained stable. Throughout the period covered by this report, CO bonds were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer term issues bore funding costs that were typically higher than equivalent-maturity LIBOR swap yields. The Bank continues to experience similar pricing into the fourth quarter of 2011.

On August 8, 2011, S&P downgraded the Bank's long-term credit rating to AA+ with a negative outlook based on its downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook. This and other credit rating agency developments have occurred during the period covered by this report. Although the Bank experienced favorable pricing throughout the period covered by this report, these developments and/or further downgrades of the Bank's credit ratings could adversely impact the Bank's market access and/or funding costs. During the period covered by this report, the Bank has not discerned an adverse impact on the Bank's market access and/or funding costs based on the downgrade.

The Bank's total capital increased $127.6 million to $3.4 billion at September 30, 2011, from $3.3 billion at December 31, 2010. The increase was attributable to the net reduction of $121.4 million in accumulated other comprehensive loss, an $86.9 million increase in retained earnings, and the purchase of $60.1 million of capital stock by members during the nine months ended September 30, 2011. These increases to capital were offset with the transfer of $140.8 million of capital stock to mandatorily redeemable capital stock. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $125.2 million of non-credit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired and due to $58.5 million in non-credit losses that were reclassified from accumulated other comprehensive loss and charged to earnings. This reclassification was for securities that were previously other-than-temporarily impaired that incurred additional credit losses during the nine months ended September 30, 2011.

The Bank's ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members are required to increase their capital-stock investment in the Bank as their outstanding advances increase, as described in Item 1 — Business — Capital Resources of the 2010 Annual Report. As discussed in that Item, the Bank may either repurchase or redeem excess capital stock (stock in excess of what members are required to hold) in its sole discretion, however, the Bank continues its moratorium on excess stock repurchases, except in limited instances of former member insolvency. During the nine months ended September 30, 2011, the Bank did not repurchase excess capital stock.

Subject to applicable law, the Bank redeems capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $227.4 million and $90.1 million at September 30, 2011, and December 31, 2010, respectively. The following table summarizes the anticipated stock-redemption period for these shares of capital stock as of September 30, 2011, and December 31, 2010 (dollars in thousands):

Contractual Year of Redemption	September 30, 2011	December 31, 2010
Due in one year or less	$—	$—
Due after one year through two years	86,367	—
Due after two years through three years	231	86,598
Due after three years through four years	10	10
Due after four years through five years	140,821	3,469
Total	$227,429	$90,077

At September 30, 2011, and December 31, 2010, members and nonmembers with capital stock outstanding held $2.1 billion and $1.9 billion, respectively, in excess capital stock. The following table summarizes member capital stock requirements as of September 30, 2011, and December 31, 2010 (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2011	$615,087	$1,101,549	$1,716,658	$3,811,178	$2,094,520
December 31, 2010	576,529	1,269,151	1,845,703	3,754,502	1,908,799
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

Internal Capital Practices and Policies

The Bank targets an operating range of 4.0 percent to 7.5 percent for its capital ratio, a range adopted in conjunction with the Bank's capital preservation measures. The Bank's capital ratio was 8.5 percent at September 30, 2011, a ratio in excess of the targeted operating range. This results principally from the continuing moratorium on the repurchase of excess stock despite a significant decline in advances balances since 2008, which moratorium is continued for the reasons discussed under — Executive Summary.
Capital Rule

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 30, 2011, the Acting Director of the Finance Agency notified the Bank that, based on June 30, 2011, financial information, the Bank met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified the Bank of its capital classification based on September 30, 2011, financial information.
Internal Minimum Capital Requirements in Excess of Regulatory Requirements.

To provide further protection for the Bank's capital base, the Bank maintains an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of the Bank's regulatory capital requirement plus its retained earnings target. As of September 30, 2011, this requirement equaled $2.9 billion, which was satisfied by the Bank's actual regulatory capital of $4.1 billion.

Capital Plan Amendments and Restricted Retained Earnings

On August 5, 2011, the Bank provided notice to its members of certain amendments to its capital plan that became effective on September 5, 2011, and are intended to conform the Bank's capital plan with the Capital Agreement. Due to the satisfaction of the REFCorp obligation, the Capital Agreement (the terms of which are reflected in the Bank's capital plan, as amended), among other things, obligates each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income to a restricted retained earnings account beginning with the quarter ended September 30, 2011, and continuing for each subsequent calendar quarter for so long as such FHLBank's restricted retained earnings account is less than 1.0 percent of the daily average carrying value of such FHLBank's outstanding total consolidated obligations (excluding fair-value adjustments) for that calendar quarter. At September 30, 2011, the amount in the restricted retained earnings account was $10.0 million compared with the Bank's total required contribution to the account, which was $454.4 million on that date. Amounts in the restricted retained earnings account cannot be used to pay dividends.

Additional details of the Capital Agreement, the details of which informed the amendments to the Bank's capital plan, are set forth in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Joint Capital Enhancement Agreement. Further, in connection with the receipt of the Finance Agency's approval of the capital plan amendments, the FHLBanks amended the Capital Agreement that, among other changes:

•	restrict the payment of dividends from amounts in the restricted retained earnings account for at least one year following the termination of the Capital Agreement; and

•	provide for certain procedural mechanisms for determining when an automatic termination event has occurred.

Retained Earnings Target. The Bank's retained earnings target remains at $925.0 million, reflecting continuing uncertainty about the economy and housing recovery. Unemployment remains persistently high and home prices and sales are stagnant, with significant amounts of inventory yet to be cleared. At September 30, 2011, the Bank had total retained earnings of $336.1 million, consisting of $326.1 million in unrestricted retained earnings and $10.0 million in restricted retained earnings. For information on how the Bank adjusts its retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends in the 2010 Annual Report.

The retained earnings target will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS could cause the Bank to adopt a higher target, whereas sustained stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. Management has considered the likelihood of the Bank meeting the retained earnings target as it evolves over a five-year forecast horizon initially established in 2009, and has concluded that it is impossible to reliably project how the retained earnings target will evolve, and thus, when the retained earnings target will be achieved, due to uncertainties about exogenous factors impacting the Bank’s risk profile. Such factors include general economic conditions, particularly the U.S. housing economy, and the regulatory environment.

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

Off-balance-sheet arrangements are more fully discussed in Item 1 — Notes to the Financial Statements — Note 18 — Commitments and Contingencies.

Through the second quarter of 2011, the Bank was required to pay 20 percent of its net earnings (after its AHP obligation) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on the Bank's net income of $94.9 million for the nine months ended September 30, 2011, the Bank's AHP assessment was $10.6 million and the REFCorp assessment was $11.1 million for the nine months ended September 30, 2011. See Item 1 — Business — Assessments of the 2010 Annual Report for additional information regarding REFCorp and AHP.

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

As of September 30, 2011, the Bank had not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements. Also described below are the results of the sensitivity analysis for private-label MBS.

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

The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. The Bank's base-case housing price forecast as of September 30, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5.0 percent to 15.0 percent over the three- to nine-month period beginning July 1, 2011. The following table presents projected home price recovery ranges by year under the base case and adverse case scenario.

	Base Case			Adverse Case
	Range %			Range %
Year 1	0.0	—	2.8	0.0	—	1.9
Year 2	0.0	—	3.0	0.0	—	2.0
Year 3	1.5	—	4.0	1.0	—	2.7
Year 4	2.0	—	5.0	1.3	—	3.4
Years 5 and 6	2.0	—	6.0	1.3	—	4.0
Thereafter	2.3	—	5.6	1.5	—	3.8

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the housing price index, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case housing price index assumptions as of September 30, 2011 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse Housing Price Index Scenario
For the quarter ending September 30, 2011	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	3	$54,066	$(1,804)	5	$74,229	$(4,176)
Alt-A	18	315,245	(5,348)	76	1,393,307	(43,456)
Subprime	1	987	(58)	2	2,077	(192)
Total private-label MBS	22	$370,298	$(7,210)	83	$1,469,613	$(47,824)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion on recent accounting developments.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment for the Bank continues to undergo significant change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and the Housing and Economic Reform Act of 2008 and as Congress considers proposals for housing GSE reform.

Dodd-Frank Act

The Dodd-Frank Act will likely impact the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that could have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

New Requirements for the Bank's Derivatives Transactions.
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The CFTC has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on the CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps could reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which the Bank is currently negotiating) and additional documentation with our swap counterparties.

The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of the Bank’s clearing member. To the extent the CFTC’s final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank could be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing our interest rate risk.

It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and the Bank's borrowers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank could be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to our swap dealer counterparties, but could be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency proposed provisions, the Bank will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until the third quarter of 2012, at the earliest.
Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contained in the existing order until the earlier of (i) the effective date of the applicable final rules further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.
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

Finance Agency Regulation Action

Home Affordable Refinance Program Changes. The Finance Agency, Fannie Mae and Freddie Mac (the Enterprises) have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. If the program results in a significant number of prepayments on mortgage loans underlying the Bank's investments in agency MBS, such investments will be paid off in advance of the Bank's expectations subjecting the Bank to associated reinvestment risk. Accordingly, the Bank's investment income and, in turn, the Bank's financial condition and results of operations, could be adversely impacted as a result of the program.

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

Other Banking Regulatory Actions

Proposed Rule on the Financial Stability Oversight Council’s (the Oversight Council’s) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On October 18, 2011, the Oversight Council issued a notice of proposed rulemaking with a comment deadline of December 19, 2011 and guidance regarding the standards and procedures it will follow when it considers whether to designate nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinded a prior proposal on these designations. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the Bank’s case, COs) issued. As of September 30, 2011, the Bank had $48.6 billion in total assets and $43.1 billion in total outstanding COs. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank's operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight.

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

Housing GSE Reform

Housing GSE reform could have significant impacts on the FHLBanks and is discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Housing Finance and GSE Reform in the 2010 Annual Report. This reform has not progressed significantly to date, but it is expected that efforts to reform the housing GSEs, which could include the FHLBanks, will continue. The FHLBanks could be impacted either directly through legislatively required reforms or indirectly by reforms that impact Fannie Mae and Freddie Mac. However, there is no final housing GSE reform or any other legislation to reform the FHLBanks at this time, and so the impacts of any such legislation cannot be known.

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

On August 8, 2011, S&P downgraded the FHLBanks with long-term credit ratings of AAA at the time, which included the Bank, to AA+ with a negative outlook following S&P's downgrade of the U.S. government's long-term sovereign credit rating from AAA to AA+ with a negative outlook. The U.S. government was downgraded in connection with the debt ceiling debate. S&P has indicated that S&P's credit ratings of select government-related entities, such as the FHLBanks, will be constrained by the credit ratings of the U.S. government. Accordingly, any further downgrade of the U.S. government's credit rating is likely to be followed by a similar downgrade of the FHLBanks. S&P's downgrade and further downgrades to the Bank's credit ratings could adversely impact the Bank's funding costs and/or market access.

In accordance with Congressional agreement on the U.S. government's debt ceiling, a joint (House and Senate) select committee on deficit reduction was convened to form a proposal for a minimum of $1.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have already been agreed to in connection with the agreement. The proposal must be enacted by December 23, 2011, otherwise $1.2 trillion in spending cuts will automatically take effect. However, S&P or other NRSROs could decide to further downgrade the U.S. government (and, in turn, government-related entities, including the FHLBanks) if this process results in weakened perceptions of the U.S. government’s commitment to satisfy its obligations or otherwise falls short of deficit reduction measures that the NRSROs believe are necessary for the U.S. government to retain its current credit ratings.

S&P’s downgrades have impacted and could eventually impact the Bank in several ways, including the following:

•
S&P's downgrade of the Bank’s long-term credit rating triggered certain Bank obligations to deliver additional collateral to certain derivatives counterparties to which the Bank is a net obligor, as discussed under —Financial Condition—Derivative Instruments—Derivative Instruments Credit Risk and Item 1 — Notes to Financial Statements — Note 10 — Derivatives and Hedging Activities.

•
S&P’s downgrades of the U.S. government’s, certain U.S. GSEs, and certain U.S. government-related entities’s long-term credit ratings could adversely impact the fair value or the liquidity of securities that have been issued or guaranteed by the U.S. government or the downgraded GSEs and government-related entities. The securities that could be impacted in which the Bank invests include U.S. Treasury obligations, corporate debentures guaranteed pursuant to the FDIC's Temporary Liquidity Guarantee Program, and U.S. government guaranteed securities, GSEs, HFA obligations (if the level of Federal Housing Administration-guaranteed mortgage loans in the underlying pool is above a certain threshold) and debentures issued by U.S. government-owned corporations. The aggregate outstanding par value of the securities which could be impacted was $10.7 billion at September 30, 2011, representing approximately 52.1 percent of the par value of the Bank’s investments. During the period covered by this report, however, the Bank has not discerned an impact on the fair values of those securities or their liquidity resulting from S&P’s downgrades.

•
S&P’s downgrade of the Bank’s long-term credit rating could weaken or eliminate demand for certain Bank products. Member and housing associate demand for certain of the Bank's products, such as letters of credit and standby bond purchase agreements, is influenced by the Bank's credit ratings and this downgrade or further downgrades of the Bank's credit ratings could weaken or eliminate demand for such products. During the period covered by this report, however, the Bank has not discerned an impact of the S&P downgrade on demand for Bank products.

•
S&P’s downgrade of the FHLBanks’ long-term credit ratings could weaken demand for COs and impair market access if some or all investors perceive greater risk of COs or are prohibited from investing in them as a result of the downgrade. During the period covered by this report, however, the Bank has not discerned an impact of the S&P downgrade on the FHLBanks' market access and/or funding costs based on the downgrade.

As of August 8, 2011, S&P's long- and short-term credit ratings for each of the FHLBanks are AA+ and A-1+, with a negative outlook, and Moody's long- and short-term credit ratings for each of the FHLBanks are Aaa and P-1, with a negative outlook.

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

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At September 30, 2011, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $14.9 billion, compared with $13.6 billion at December 31, 2010. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $648.0 million and $2.7 billion at September 30, 2011, and December 31, 2010, respectively.

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

Investments

The Bank holds certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational banks as available-for-sale. To hedge the market and interest-rate risk associated with these assets, the Bank may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both September 30, 2011, and December 31, 2010, this portfolio of investments had an amortized cost of $1.1 billion.

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

The Bank also manages its interest-rate risk through the selective use of security investments chosen to effect a particular risk- mitigation tactic, principally through the use of the purchase of fixed-rate bullet maturity agency debentures that are funded by issuing debt with a duration generally one year less than the associated security. Deployment of this approach with its initial fixed spread serves as a hedge for the Bank's net interest income against the impact of low interest rates.

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

The Bank mitigates its exposure to changes in interest rates by funding a significant portion of its mortgage portfolio with callable debt. When interest rates change, the Bank's option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing the Bank to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. The Bank uses various cash instruments including shorter-term debt, callable, and noncallable long-term debt to reprice debt when mortgages prepay faster or slower than expected. The Bank's debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of the Bank's mortgage assets and debt will be affected by changes in interest rates. The Bank may incorporate the use of derivatives if the correlation with mortgage assets is higher than cash instruments. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

Swapped Consolidated Obligation Debt

The Bank may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. The Bank employs this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $11.3 billion, or 35.3 percent of the Bank's total outstanding CO bonds at September 30, 2011, down from $12.0 billion, or 34.5 percent of total outstanding CO bonds, at December 31, 2010. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in the Bank's Value at Risk (VaR) calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

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

For purposes of measuring this ratio, the BVE is equal to the Bank's permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At September 30, 2011, the Bank's MVE was $3.6 billion and its BVE was $4.1 billion. At December 31, 2010, the Bank's MVE was $3.5 billion and its BVE was $4.0 billion. The Bank's ratio of MVE to BVE was 87.1 percent at September 30, 2011, down slightly from 87.8 percent at December 31, 2010.

The Bank targets a 100 percent ratio between its MVE to the par value of its Class B stock (referred to here as Par Stock), reflecting the Bank's intent to preserve the value of its members' capital investment in the Bank. As of September 30, 2011, that ratio was 94.8 percent, with the shortfall primarily reflecting the ongoing discounted value of the Bank's private-label MBS holdings. The Bank isolates the long-term impact of the depressed prices of its private-label MBS portfolio on its MVE, and has established a limit of 100 percent on the ratio of MVE to Par Stock when the impact of market illiquidity on MVE is removed, referred to as adjusted MVE. Under this measurement, the portion of the discounted price not attributable to credit losses is added back to market value. As of September 30, 2011, the ratio of adjusted MVE to Par Stock was 106.9 percent.

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

	September 30, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
MVE/BVE	88.3%	87.1%	86.0%	92.5%	87.8%	82.8%
MVE/Par Stock	96.0%	94.8%	93.6%	98.6%	93.6%	88.3%
____________________________
(1) Down equals 200 basis points, however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore the Bank adjusts the down rate accordingly in periods of very low levels of interest rates.

(2) Up equals 200 basis points.

Value at Risk. VaR measures the change in the Bank's MVE to a 99th percent confidence interval, based on a set of stress scenarios using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to the beginning of 1978, consistent with Finance Agency regulations.

The table below presents the historical simulation VaR estimate as of September 30, 2011, and December 31, 2010, which represents the estimates of potential reduction to the Bank's MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2011		December 31, 2010
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.07)%	$(2.6)	(0.15)%	$(5.4)
75%	0.37	13.4	0.63	22.2
95%	1.12	40.5	2.27	79.9
99%	1.74	62.8	3.22	113.2
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

As measured by VaR, the Bank's potential losses to MVE due to changes in interest rates and other market factors decreased to $62.8 million as of September 30, 2011 from $113.2 million as of December 31, 2010. The decrease in VaR since December 31, 2010, resulted from the significant decline in market yields during the quarter ended September 30, 2011, combined with the sales of certain investments with longer maturities and the entering into certain derivatives during the quarter ended June 30, 2011, that were intended to lower VaR.

The Bank's risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' Risk Committee of such breach and to take steps to reduce the risk exposure. The Bank complied with this limit at all times during the nine months ended September 30, 2011.

Duration of Equity. A further measure of market risk employed by the Bank is its duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in market conditions including, but not limited to, prices, interest rates, and volatility. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and the converse holds true for increasing rate environments. The Bank has established a limit of +/- 5.0 years for duration of equity based on a balanced consideration of market value sensitivity and net interest income sensitivity. The Bank did not exceed its +/- 5.0 year limit in 2011.

Throughout 2010, the Bank took steps to reduce its net interest income exposure to a prolonged period of low market yields, including its deliberate maintenance of positive duration of equity, as described in the 2010 Annual Report under Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk. In the second quarter of 2011, the Bank took actions to lower its VaR exposure, as discussed above under -Value at Risk, which also reduced its duration of equity. The latter has remained low subsequently, exacerbated by the significant decline in market yields during the third quarter of 2011. As of September 30, 2011, the Bank's duration of equity was +0.1 years, compared with +1.6 years at December 31, 2010.

The following table presents the Bank's duration of equity (in years) in different interest-rate scenarios:

	September 30, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
Duration of Equity	1.5	0.1	2.9	2.6	1.6	4.8
____________________________
(1) Down equals 200 basis points; however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore the Bank adjusts the down rate accordingly in periods of very low levels of interest rates.

(2) Up equals 200 basis points.

The Bank uses alternative measures of VaR and duration of equity for its private-label MBS, specifically isolating the impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on the Bank's interest-rate risk exposure, the Bank removes noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2009 and 2010. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more representative of the Bank's interest-rate risk profile than those inclusive of current spreads. As of September 30, 2011, management VaR stood at $55.7 million and management duration of equity was (0.2) years. As of December 31, 2010, management VaR stood at $78.4 million and management duration of equity was +1.6 years.

MPF Portfolio Management Action Trigger of 25 Percent of Bank VaR Limit. The Bank has established a management action trigger for VaR exposure from its investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of the Bank's overall VaR limit. While the Bank seeks to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and Bank's funding curves. Accordingly, the Bank maintains this management action trigger, which was $68.8 million at September 30, 2011, based on the Bank's overall VaR limit of $275.0 million. The Bank's actual MPF portfolio VaR exposure at September 30, 2011, was $59.5 million, compared with $54.5 million as of December 31, 2010.

Duration Gap. The Bank measures the duration gap of its assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that the Bank's total assets have an aggregate duration, or sensitivity to interest-rate changes greater than its liabilities, and a negative duration gap means that the Bank's total assets have an aggregate duration shorter than its liabilities. The Bank's duration gap was +0.1 months at September 30, 2011, compared with +1.1 months at December 31, 2010.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, the Bank has an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to the Bank's funding curve and LIBOR. The Bank measures simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank funding curves, and do not reflect potential impacts of credit events, including, but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where the Bank's projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for September 30, 2011, showed that in the worst-case scenario, the Bank's return on equity falls to 143 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves; this projected decline in the Bank's return on equity does not reflect the potential impact of future credit losses.

Economic Capital Ratio Limit. The Bank has established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Finance Agency regulations require the Bank to maintain a regulatory capital ratio of book capital to book assets limit of no less than 4.0 percent, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital. The Bank seeks to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting the Bank's balance sheet and derivatives at current market expectations of future values. The Bank's economic capital ratio was 7.3 percent as of September 30, 2011, compared with 5.9 percent as of

December 31, 2010.
The Bank's economic capital ratio was not below 4.0 percent at any time during the nine months ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 28.4 percent of the Bank's capital stock as of September 30, 2011. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.5 percent of the Bank's capital stock as of September 30, 2011.

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

The Bank has invested in HFA securities with an amortized cost of $226.2 million as of September 30, 2011. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although the Bank's policies require that HFA bonds must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase, some have since been downgraded and the fair values of some of the Bank's HFA securities have also fallen and the Bank's gross unrealized losses on them totaled $48.4 million at September 30, 2011. As described in the 2010 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management. Although the Bank has determined that none of these securities is other-than-temporarily impaired at September 30, 2011, should the underlying loans underperform the Bank's projections, the Bank could realize credit losses from these securities.

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

Increasing delinquency and loss severity trends experienced on some of the loans underlying the MBS in the Bank's portfolio, as well as challenging macroeconomic factors, such as current unemployment levels and the number of troubled residential mortgage loans, have caused the Bank to use relatively more stressful assumptions than in prior periods for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. The Bank incurred credit losses of $7.2 million for private-label MBS that management determined were other-than-temporarily impaired for the three months ended September 30, 2011. If macroeconomic trends or collateral credit performance within the Bank's private-label MBS portfolio deteriorate further than currently anticipated, or if recent foreclosure moratoriums by several major mortgage servicers appear likely to adversely impact expected cash flows from impacted securities, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities, may be used by the Bank in future other-than-temporary impairment assessments. As a possible outcome, the Bank may recognize additional other-than-temporary impairment charges, which could be substantial. For example, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, the Bank is projected to realize an additional $40.6 million in credit losses.

MARKET RISKS

The Federal Reserve's measures intended to maintain low interest rates could adversely impact the Bank's financial condition and results of operations.
As discussed under Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary, the Federal Reserve has taken several measures intended to maintain low short-term and longer- term interest rates. These measures as well as other systemic events, such as the European sovereign debt crisis, could result in a prolonged low-interest rate environment. A prolonged low-interest rate environment could adversely impact the Bank in various ways, including through lower market yields on investments and faster prepayments on Bank investments with associated reinvestment risk. The Bank's investment income and, in turn, the Bank's financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized without being offset by the anticipated beneficial impacts of these measures.

The Bank's funding costs and/or access to the capital markets and demand for certain Bank products could be adversely impacted by S&P's downgrade of the U.S. government's credit ratings and/or any further downgrade of the U.S. government's credit ratings.

As discussed under Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Rating Agency Developments, S&P has downgraded the Bank's long-term credit rating to AA+ with a negative outlook. S&P has indicated that any further downgrade of the U.S. government's credit rating is likely to be followed by a similar downgrade of the FHLBanks. Further downgrades of the U.S. government (and, in turn, the FHLBanks) are possible, particularly if the process of identifying deficit reduction measures results in weakened perceptions of the U.S. government's commitment to satisfy its obligations or otherwise falls short of the deficit reduction measures that the NRSROs believe are necessary for the U.S. government to retain its current credit ratings. S&P's downgrade and further downgrades to the Bank's credit ratings could adversely impact the Bank's funding costs and/or market access. Additionally, S&P's downgrade triggered certain Bank obligations to deliver additional collateral to certain derivatives counterparties to which the Bank is a net obligor. Further downgrades would trigger Bank obligations to deliver additional collateral under such derivatives, as discussed under Part I — Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities and Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk. Further, member and housing associate demand for certain of the Bank's products, such as letters of credit and standby bond purchase agreements, is influenced by the Bank's credit ratings and this downgrade or further downgrades of the Bank's credit ratings could weaken or eliminate demand for such products. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds or demand for the Bank's products falls, the Bank's financial condition and results of operations could be adversely impacted.
OPERATIONAL RISKS

The Bank relies heavily upon information systems and other technology and any disruption or failure of such information systems or other technology could adversely impact the Bank's reputation, financial condition and results of operations.

As discussed under Part I — Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk, the Bank is subject to operational risk. The Bank has not experienced a disruption in its information systems or other technology that has had a material adverse impact on the Bank. However, the Bank relies heavily on its information systems and other technology to conduct and manage its business and so failures or interruptions of these information systems or other technology could have a material adverse impact on the Bank's financial condition and results of operations. Additionally, most of the Bank's information systems have been co-located with a third party service provider on whom the Bank is reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third party service provider could result in failures or interruptions in the Bank's ability to conduct business. Further, the Bank's AHP and MPF investment activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to the Bank's computer systems, computer viruses that attack the Bank's computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

ITEM 6.  Exhibits

4.1	Amended and Restated Capital Plan, amended and restated effective September 5, 2011 (incorporated by reference to Exhibit 99.2 of the Bank's Form 8-K filed with the SEC on August 5, 2011).
10.1
Joint Capital Enhancement Agreement, among the Federal Home Loan Banks, as amended August 5, 2011 (incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on August 5, 2011).

10.2	The Federal Home Loan Bank of Boston 2011 Executive Incentive Plan* (incorporated by reference to Exhibit 99.1 of the Bank's Form 8-K filed with the SEC on October 4, 2011).
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date			FEDERAL HOME LOAN BANK OF BOSTON
(Registrant)

November 9, 2011	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)