Form 10-K
period 2011-12-31
Federal Home Loan Bank of Boston
filed 2012-03-23
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number: 000-51402

FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. Employer Identification Number)
800 Boylston Street Boston, Massachusetts (Address of principal executive offices)	02199 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 29, 2012, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 38,560,382 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.    BUSINESS

General

The Federal Home Loan Bank of Boston is a federally chartered corporation organized by Congress in 1932 and is a government-sponsored enterprise (GSE). Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston. Our primary regulator is the Federal Housing Finance Agency (the Finance Agency).

We are privately capitalized and our mission is to serve the residential-mortgage and community-development lending activities of our members and housing associates located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Altogether, there are 12 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the United States (the U.S.), each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing and community development. We serve the public through our members and housing associates by providing these institutions with a readily available, low-cost source of funds, called advances, as well as other products and services that are intended to support the availability of residential-mortgage and community-investment credit. In addition, we provide liquidity through a mortgage loan finance program. Under this program, we offer participating financial institutions the opportunity to originate mortgage loans for sale to us. Our primary source of income is derived from the spread between interest-earning assets and interest-bearing liabilities. We are generally able to borrow funds at favorable rates due to our GSE status.

Our members and housing associates are comprised of institutions located throughout our district. Institutions eligible for membership include thrift institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that are active in housing finance. We are also authorized to lend to certain nonmember institutions (referred to as housing associates) such as state housing-finance agencies located in New England. Members are required to purchase and hold our capital stock as a condition of membership and for advances and certain other activities transacted with us. The par value of our capital stock is $100 per share and is not publicly traded on any stock exchange. The U.S. government does not guarantee either the member's investment in or any dividend on our stock. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may redeem their capital stock at par value subject to certain conditions, as discussed further in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.

Federal Housing Finance Agency

The Finance Agency, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The Finance Agency replaced the Federal Housing Finance Board (the Finance Board) as the FHLBanks' regulator upon the enactment of the Housing and Economic Recovery Act of 2008, as amended (HERA). All regulations, orders, and decisions of the Finance Board remain in effect until modified or superseded.

The Finance Agency is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Finance Agency/Finance Board Expenses. HERA prohibits assessments on the FHLBanks in excess of the costs and expenses related to the FHLBanks.

The Finance Agency has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to obtain a cease and desist order, or a temporary cease and desist order, to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to issue civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the Finance Agency to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations.

The Finance Agency conducts an annual on-site examination and other periodic reviews of our financial operations to assess our safety and soundness. In addition, we are required to submit information on our financial condition and results of operations each month to the Finance Agency. We are generally prohibited by Finance Agency regulations from disclosing the results of those examinations and reviews. However, we do consider the information we gather from these processes in setting our business objectives and conducting our operations. Information from those examinations and reviews could become publicly available either through the Finance Agency or through the Finance Agency's Office of Inspector General, which can sometimes occur via their reports to Congress.

The Office of Finance

The Office of Finance was established by the Federal Home Loan Bank Board, predecessor of the Finance Board, to facilitate the issuing and servicing of debt in the form of consolidated obligations (COs) of the FHLBanks. COs are issued on a joint basis. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with credit and market data and maintains the FHLBanks' joint relationships with credit-rating agencies. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 1 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of the 12 FHLBank presidents, including the Bank's president, and five independent directors.

Available Information

Our web site (www.fhlbboston.com) provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) web site, as maintained by the Securities and Exchange Commission (the SEC), containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and current reports on Form 8-K as well as any amendments to such reports. These reports are made available free of charge on our web site as soon as reasonably practicable after electronically filing or being furnished to the SEC. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, the SEC maintains a web site that contains reports and other information regarding our electronic filings (located at http://www.sec.gov). The Bank's and the SEC's web site addresses have been included as inactive textual references only. Information on those web sites is not part of this report.

Employees

As of February 29, 2012, we had 188 full-time employees and one part-time employee.

Membership

Our members are institutions with their principal place of business located in our district. The following table summarizes our membership, by type of institution, as of December 31, 2011, 2010, and 2009.

Membership Summary
Number of Members by Institution Type (1)
	December 31,
	2011	2010	2009
Commercial banks	70	70	71
Credit unions	153	148	147
Insurance companies	27	24	23
Thrift institutions	212	217	221
Total members	462	459	462
______________________

(1)
Status as a CDFI became an independent basis of eligibility for our membership as of February 4, 2010. However, none of our members based their eligibility for membership on status as a CDFI as of December 31, 2011 and 2010.

As of December 31, 2011, 2010, and 2009, approximately 68.6 percent, 72.5 percent, and 76.0 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not our members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off, at which time the nonmember borrower's affiliation with us is terminated. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. During the period that the advances remain outstanding, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and large credit unions in our district that are eligible to become members. We do not anticipate that a substantial number of additional FDIC-insured institutions will become members. Many other eligible nonmembers, such as insurance companies, smaller credit unions, and CDFIs have thus far elected not to become a member.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. The value of membership to our members includes access to readily available credit, the value of the cost differential between our advances and other potential sources of funds, and rights to any dividends declared on members' investment in our capital stock as well as other benefits, such as access to our Affordable Housing Program (AHP).

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity and make advances to our members and housing associates secured by mortgage loans and other eligible collateral. We offer a wide array of fixed- and variable-rate advances products, with maturities ranging from one day to 20 years or longer. Our array of advances products is intended to provide funding alternatives to members in many interest-rate environments and situations. We had 317 members, four housing associates, and three nonmember institutions with advances outstanding as of December 31, 2011. We have never experienced a credit loss on an advance.

We establish and maintain either a lien on all financial assets of the member that may be eligible to be pledged as collateral or, for insurance company members in some instances and subject to our receipt of additional safeguards from such a member, a specific lien on assets specifically pledged as collateral to us to secure outstanding advances. We also reserve the right to require either specific listing or delivery of eligible collateral to secure a member's outstanding advances obligations. All advances, at the time of issuance, must be secured by eligible collateral. Eligible collateral for our advances includes fully disbursed whole first-mortgage loans on improved residential real estate; debt instruments issued or guaranteed by the U.S. or any agency thereof; mortgage-backed securities (MBS) issued or guaranteed by the U.S. or any agency thereof; certain private-label MBS representing an interest in whole first-mortgage loans on improved residential real estate; and cash on deposit with us that is specifically pledged to us as collateral. We also accept as collateral secured small-business, small-agri-business, and small-farm loans from member community financial institutions (CFIs). In certain circumstances, we consider accepting other real-estate-related collateral. Such real-estate-related collateral must have a readily ascertainable value, and be reliably discounted to account for liquidation and other risks and able to be liquidated in due course. We must also be able to perfect a security interest in our collateral. In accordance with Finance Agency regulations, we accept home-equity loans, home-equity lines of credit, and first-mortgage loans on commercial real estate as well as other real-estate-related collateral. We apply a collateral discount to all eligible collateral, based on our analysis of the risk factors inherent in the collateral. We reserve the right, in our sole discretion, to refuse certain collateral, or to adjust collateral discounts applied. Qualified loan collateral must not have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable collateral provided that no payment is overdue by more than 45 days. In addition, mortgages and other loans are considered qualified collateral, regardless of delinquency status, to the extent that the mortgages or loans are insured or guaranteed by the U.S. government or any agency thereof. Our collateral policy complies with all applicable regulatory requirements.

All parties that pledge collateral to us are required to execute a representation and warranty document with respect to any mortgage loans and MBS pledged as collateral to us. This document requires the pledging party to certify to knowledge of our anti-predatory lending policies and to their compliance with those policies. In the event that any loan in a collateral pool or

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

MBS that is pledged as collateral is (1) found not to comply in all material respects with applicable local, state, and federal laws or (2) not accepted as qualified collateral as defined by us, the pledging party must immediately remove the collateral and replace it with qualified collateral of equivalent value. The pledging party also agrees to indemnify and hold us harmless for any and all claims of any kind relating to the loans and MBS pledged to us as collateral.

Insurance company members may borrow from us pursuant to a structure that uses either our ordinary advance agreements or a funding agreement. From our perspective, advances provided pursuant to funding agreements are treated in the same manner as advances under our ordinary advances agreement. As of December 31, 2011, we had three insurance company members with $1.2 billion of advances outstanding pursuant to funding agreements, of which one is Massachusetts Mutual Life Insurance Company, a top five borrower institution. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations About Market Risk — Financial Condition — Advances on the table captioned "Top Five Advance- Borrowing Institutions".

Members that have an approved line of credit with us may from time to time overdraw their demand-deposit account. These overdrawn demand-deposit accounts are reported as advances in the statements of condition. These line of credit advances are fully secured by eligible collateral pledged by the member to us. In cases where the member overdraws its demand-deposit account by an amount that exceeds its approved line of credit, we may assess a penalty fee to the member.

In addition to making advances to members, we are permitted under the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and have succession, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock investment requirements, however, they are subject to the same underwriting standards as members, but are more limited in the forms of collateral that they may pledge to secure advances.

Advances support our members' and housing associates' short-term and long-term borrowing needs, including their liquidity and funding requirements, as well as funding mortgage loans and other assets retained in their portfolios. Because members may originate loans that they are unwilling or unable to sell in the secondary mortgage market, our advances can serve as a funding source for a variety of mortgages, including mortgages that do not satisfy requirements for purchase by GSEs or government agencies. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members and housing associates that ultimately choose to sell or securitize their mortgages, our advances can provide interim funding.

Additionally, our advances can provide funding to smaller members that lack diverse funding sources generally available to larger financial entities. We give these smaller members access to competitively priced wholesale funding. Through a variety of specialized advance programs, we provide funding for targeted initiatives that meet defined criteria for providing assistance either to very low- or moderate-income households or for economic development of areas that are economically disadvantaged. As such, these programs help members meet their Community Reinvestment Act responsibilities.

Our advance products can also help members in their asset-liability management. We offer advances that members can use to match the cash-flow patterns of their mortgage loans. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date (see putable and callable advances as described below) or 2) amortizing advances, which are fixed-rate and term structures with equal monthly payments of interest and principal. Repayment terms for such advances are offered up to 20 years or longer. Amortizing advances are also offered with partial principal repayment and a balloon payment at maturity. At December 31, 2011, we held $1.4 billion in amortizing advances.

Advances with original fixed maturities of greater than six months may be prepaid at any time, subject to a prepayment fee that makes us financially indifferent to the borrower's decision to prepay the advance. Additionally, under certain advances programs, the prepayment-fee provisions of the advance agreement could result in either a payment from the member or to the member when such an advance is prepaid, based upon market conditions at the time of prepayment. Generally, advances with original maturities of six months or less may not be prepaid. Adjustable-rate advances are prepayable at rate-reset dates with a fee equal to the present value of a predetermined spread for the remaining life of the advance, or without a fee. The formulas for the calculation of prepayment fees for our advance products are included in the advance application for each product. The formulas are standard for each product and apply to all borrowers.

We also offer an advance restructuring program under which the prepayment fee on prepaid advances may be satisfied by the member's agreement to pay an interest rate on a new advance sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paying the fee in immediately available funds to us.

In addition to fixed-rate and simple variable-rate advances, our advance program includes products with embedded caps and floors, callable advances, putable advances, and combinations of these features, including the following.

•
Fixed-rate plus cap advances are intermediate- and long term advances with an interest rate that adjusts periodically based on an embedded interest-rate cap position. The London Interbank Offered Rate (LIBOR)-indexed interest rate cap will reduce the advance rate below the initial fixed rate if LIBOR exceeds a predetermined strike rate. At December 31, 2011, we held $10.0 million in this type of advance.

•
Expander advances are fixed-rate advances that offer the borrower a one-time opportunity to increase the principal amount by 100 percent at the original interest rate. The borrower selects the one-time expansion date and the term to final maturity. At December 31, 2011, we held $20.0 million in outstanding expander advances.

•
Putable advances are intermediate- and long-term advances under which we hold the option to cancel the advance on certain specified dates after an initial lockout period. Putable advances are offered with fixed rates, with an adjustable rate to the first put date, or with a capped floating rate. Borrowers may also choose a structure that will be terminated automatically if LIBOR hits or exceeds a predetermined strike rate on specified dates. At December 31, 2011, we held $4.7 billion in outstanding putable advances.

•
Callable advances are fixed-rate, fixed-term structures that include a provision whereby the borrower may prepay the advance prior to maturity on certain specified call dates without fee. At December 31, 2011, we held $2.5 million in outstanding callable advances.

•	Floating-rate advances with embedded caps and/or floors, including the following:

•
Capped - floating-rate advances that contain an embedded interest rate cap containing a defined strike rate, above which the advance rate will become fixed. At December 31, 2011, we had no advances of this type outstanding.

•
Collar - floating-rate advances that limit a floating interest rate to a predetermined range. The advance features a combination of an embedded interest rate cap purchased and an embedded interest rate floor sold. At December 31, 2011, we held $10.0 million in this type of advance.

•	Corridor - floating-rate advances that contain a purchased interest rate cap and a sold interest rate cap at a higher strike price. At December 31, 2011, we held $10.0 million in this type of advance.

•
Slider - floating-rate advances with embedded interest-rate floor containing a defined strike rate, below which the advance rate changes at twice the rate at which its LIBOR index changes (to a minimum rate of zero). At December 31, 2011, we had no advances of this type outstanding.

Advances with embedded options and coupon structures containing derivatives are usually hedged to offset the embedded derivative feature. For additional information, see — Interest-Rate-Exchange Agreements below.

Because advances are a wholesale funding source for our members that must be competitively priced relative to other potential sources of wholesale funds to our members, and because they are fully secured and possess very little credit risk, advances are priced at profit margins that are much smaller than those realized by most banking institutions. By regulation, we may not price advances at rates that are less than our cost of funds for the same maturity, inclusive of the cost of hedging any embedded call or put options in the advance.

Targeted Finance Programs. We offer several solutions that are targeted to meet the affordable housing or economic development needs of communities that our members and housing associates serve. These programs include the AHP, the Equity Builder Program (EBP), community development advances (CDA), and the New England Fund (NEF).

The AHP provides subsidies in the form of direct grants or discounted interest rates on advances (AHP advances) to help fund qualified affordable housing projects that are directly financed by members. By regulation, the subsidies are to be targeted to affordable housing serving individuals with incomes at or below 80 percent of median income. AHP subsidies are awarded to members based on a competitive scoring process that is implemented semi-annually. The scoring criteria are established annually by the board of directors based on Finance Agency regulation and in consultation with our Advisory Council. The Advisory Council is an advisory body consisting of seven to 15 persons residing in our district, appointed by our board of directors, and drawn from community and not-for-profit organizations actively involved in providing or promoting low- and moderate-income housing or community lending. The Advisory Council provides advice on ways we can better carry out our housing-finance and community-lending mission. The AHP's scoring criteria are designed to award funds to proposed projects that best serve the affordable housing needs identified by our board of directors. The AHP funds are financed through assessments on our annual earnings. See — Business Lines — Assessments — AHP assessments.

The EBP offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, home-buyer counseling, and rehabilitation assistance. The EBP is funded by 15 percent of our annual AHP assessment.

CDA are offered at interest rates that are lower than our regular advances programs for the purpose of helping members and housing associates fund community development efforts, such as small business, roads and schools, and affordable housing for individuals with incomes at or below defined percentages of median income. The interest rates on CDA are not subsidized and must generally be at or above our cost of funding plus general and administrative expenses.

NEF advances are offered at discounted interest rates and are targeted to support housing and community-development initiatives that benefit moderate-income households and neighborhoods. The interest rates on NEF are not subsidized and must generally be at or above our cost of funding plus general and administrative expenses.

Other Banking Activities. We offer standby letters of credit, which are financial instruments issued by us at the request of a member, promising payment to a third party (beneficiary) on behalf of the member. We agree to honor drafts or other payment demands made by the beneficiary in the event the member cannot fulfill its obligations. In guaranteeing the obligations of the member, we assist the member in facilitating its transaction with the beneficiary and receive a fee in return. We evaluate a member for eligibility, collateral requirements, limits on maturity, and other credit standards before entering into any standby letter of credit transactions. Members must fully collateralize the face amount of standby letters of credit to the same extent that they are required to collateralize advances. We may also issue standby letters of credit on behalf of housing associates such as state and local housing agencies. For the years ended December 31, 2011 and 2010, the fee income earned in connection with the issuance of standby letters of credit totaled $2.9 million and $2.8 million, respectively. During those two years, we did not make any payment to any beneficiary to satisfy our obligation for the guarantee.

We enter into standby bond-purchase agreements with state-housing-finance agencies whereby we, for a fee, agree to purchase and hold the agency's unremarketed, variable-rate demand bonds until the designated marketing agent remarkets the bonds or the housing agency repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require us to purchase the bond. Each of the outstanding bond-purchase commitments entered into by us expires between one and three years following the start of the commitment. For the years ended December 31, 2011 and 2010, the fee income earned in connection with standby bond-purchase agreements totaled $3.1 million and $2.2 million, respectively.

We also act as a correspondent for deposit, disbursement, funds transfer, and safekeeping services on behalf of and solely at the direction of our members and certain institutions eligible for membership. For each of the years ended December 31, 2011 and 2010, the fee income earned in connection with these correspondent services totaled $1.8 million.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations About Market Risk — Financial Condition — Investments Credit Risk, we maintain a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposits, and securities purchased under agreements to resell (secured by U.S. Treasury securities, Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities.

We also endeavor to enhance interest income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio, which includes debentures issued by U.S. government agencies and instrumentalities, supranational institutions, MBS, and asset-backed securities (ABS) that are issued either by GSE mortgage agencies or by other private-sector entities provided that they carried the highest ratings from a nationally recognized statistical rating organization (an NRSRO) as of the date of purchase. Our ABS holdings are limited to securities backed by loans secured by real estate. We have also purchased securities issued by housing-finance agencies (HFAs) that have at least the second-highest rating from an NRSRO as of the date of purchase. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets.

Under Finance Agency regulations, we are prohibited from investing in certain types of securities, including:

•	instruments, such as common stock, that represent ownership in an entity, other than stock in small-business investment companies, or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by us;

•	non-U.S. dollar-denominated securities; and

•
whole mortgages or other whole loans, or other interests in mortgages or loans, other than 1) those acquired under our mortgage-investment program; 2) certain investments targeted to low-income persons or communities; 3) certain marketable direct obligations of state, local, or tribal-government units or agencies, having at least the second-highest credit rating from an NRSRO; 4) MBS or ABS backed by manufactured-housing loans or home-equity loans; and 5) certain foreign housing loans authorized under Section 12(b) of the FHLBank Act.

The Finance Agency's requirements limit our investment in MBS and ABS to 300 percent of our previous monthend capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

•	interest-only or principal-only stripped MBS;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real-estate mortgage-investment conduits, except as described in the following paragraph; or

•
fixed- or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of plus or minus 300 basis points.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are supplemental to our mission.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or facilitate Fannie Mae's investment in eligible mortgage loans (referred to as MPF loans) from participating financial institutions. MPF loans are either conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) or government mortgage loans that are insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD) and are secured by one- to-four family residential properties with maturities ranging from five years to 30 years or participations in such mortgage loans (government mortgage loans).

We offer five MPF loan products from which participating financial institutions may choose. These products (Original MPF, MPF 125, MPF Plus, MPF Government, and MPF Xtra) are closed-loan products in which we, or Fannie Mae in the case of MPF Xtra, invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The participating financial institution performs all of the traditional retail loan origination functions under these MPF products.

The FHLBank of Chicago (the MPF Provider) introduced the MPF program in 1997 to help fulfill the housing mission of the FHLBanks, to diversify assets beyond the traditional member finance activities, and to provide an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolio. We have invested in mortgage loans through the MPF program since 2000. As a member of the MPF program's governance committee, we have a vote on certain aspects of the manner in which the MPF program is administered.

Certain Finance Agency regulations, referred to as the AMA (Acquired Member Assets) regulation, define the acquisition of acquired member assets as a core mission activity of the FHLBanks. In order for MPF loans to meet the AMA regulation requirements, investments under this program are structured so that the credit risk associated with MPF loans is shared with participating financial institutions.

The MPF program is designed to allocate the risks of MPF loans between the FHLBanks that participate in the MPF program (including the Bank, the MPF Banks) and participating financial institutions and to take advantage of their respective strengths. Participating financial institutions have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing participating financial institutions to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF program gives control of those functions that most impact credit quality to participating financial institutions. The MPF Banks are responsible for managing the interest-rate risk, prepayment risk, and liquidity risk associated with the MPF loans in which they invest.

For conventional mortgage loan products (MPF loan products other than government mortgage loans and MPF Xtra), participating financial institutions assume or retain a portion of the credit risk on the MPF loans they sell to an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage guaranty insurance. The participating financial institution's credit enhancement covers losses for MPF loans under a master commitment in excess of the MPF Bank's first loss account. Participating financial institutions are paid a credit-enhancement fee for managing credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. See — MPF Credit Enhancement Structure, below, for a detailed discussion of the credit-enhancement and risk-sharing arrangements for the MPF program.

We also offer the MPF Xtra product which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the MPF Provider which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on our balance sheet and the related credit and market risks are transferred to Fannie Mae. Unlike other MPF products, under the MPF Xtra product, participating financial institutions do not provide any credit enhancement and do not receive credit-enhancement fees because the credit risk of such loans is transferred to Fannie Mae. The MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays us a counterparty fee for the costs and expenses of marketing activities for these loans. We indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however, the value of such a reimbursement right could be limited in the event of the related participating financial institution member's insolvency. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans Credit Risk for additional discussion of such credit risk.

MPF Provider

The MPF Provider establishes the eligibility standards under which an MPF Bank member may become a participating financial institution, the structure of MPF loan products, and the eligibility rules for MPF loans. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans as master servicer and master custodian.

The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF program (referred to herein as the master servicer). The MPF Provider also has contracted with other custodians meeting MPF program eligibility standards at the request of certain participating financial institutions. These other custodians are typically affiliates of participating financial institutions, and in some cases a participating financial institution may act as self-custodian.

The MPF Provider publishes and maintains the MPF Origination Guide, MPF Servicing Guide, and MPF Underwriting Guide (together, the MPF guides), which detail the requirements participating financial institutions must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider also maintains the infrastructure through which MPF Banks may purchase MPF loans through their participating financial institutions. This infrastructure includes both a telephonic delivery system and a web-based delivery system accessed through the eMPF® web site. In exchange for providing these services, the MPF Provider receives a fee from each of the MPF Banks.

MPF Product Pricing and Volume

Historically, the pricing mechanism pursuant to which we offered MPF products was set by the MPF governance committee, of which we are a voting member. Prior to the MPF governance committee's role, the pricing mechanism was set by the MPF Provider. The MPF Provider sets prices daily for various mortgage loans products based on the approved method. Beginning on March 26, 2011, we have had the right to adjust the base pricing provided for MPF products daily for the loans in which we invest and for loans sold pursuant to MPF Xtra. Any such adjusted pricing is then our pricing for such loans until such time as we again adjust our pricing. We can control the level of interest in our program as well as our profitability in these investments by adjusting pricing in this way. Alternatively, we have the right to turn off our master commitments at any time for such duration as we select if we should determine to constrain volume.

Participating Financial Institution Eligibility

Members and eligible housing associates may apply to become a participating financial institution of their respective MPF Bank. If a member is an affiliate of a holding company, which has another affiliate that is an active participating financial institution, the member is only eligible to become a participating financial institution if it is a member of the same MPF Bank as the existing participating financial institution. The MPF Bank reviews the general eligibility of the member, its servicing qualifications, and ability to supply documents, data, and reports required to be delivered by participating financial institutions under the MPF program. The member and its MPF Bank sign an agreement that provides the terms and conditions for the sale of MPF loans, including required credit enhancement, and establishes the terms and conditions for servicing MPF loans. All of the participating financial institution's obligations under the applicable agreement are secured in the same manner as the other obligations of the participating financial institution under its regular advances agreement with the MPF Bank. The MPF Bank has the right under the advances agreement to request additional collateral to secure the participating financial institution's obligations.

Mortgage Standards

Mortgage loans delivered under the MPF program generally must meet the underwriting and eligibility requirements in the MPF guides, although participating financial institutions are eligible to apply for exemptions from complying with specified provisions of the MPF guides or other program requirements. Participating financial institutions may utilize an approved automated underwriting system or underwrite MPF loans manually. The current underwriting and eligibility guidelines under the MPF guides with respect to MPF loans are broadly summarized as follows:

•
Mortgage characteristics. MPF loans must be qualifying five-year to 30-year fixed-rate, fully amortizing mortgage loans, secured by first liens on owner-occupied one- to -four unit single-family residential properties, and single-unit second homes. Conforming loan size is established annually as required by Finance Agency regulations. Condominium, planned unit development, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower). Loans secured by manufactured homes are subject to additional restrictions as set forth in the MPF guides.

•
Loan-to-Value Ratio and Primary Mortgage Insurance. The maximum loan-to-value ratio (LTV) for conventional mortgage loans may not exceed 95 percent, or 90 percent for loans sold under MPF Xtra that are for amounts in excess of generally applicable agency loan limits but are within agency requirements for high-cost areas, while EBP mortgage loans may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value with the total amount of all mortgages outstanding against a property). Government mortgage loans may not exceed the LTV limits set by the applicable federal agency. Conventional mortgage loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance, called primary mortgage insurance, from a mortgage insurance company that is rated at least triple-B by Standard & Poor's Ratings Services (S&P). We may permit the use of primary mortgage insurance that is rated lower than triple-B by S&P so long as we also obtain additional credit enhancement in such form as we determine appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance.

•
Documentation and Compliance with Applicable Law. The mortgage documents and mortgage transaction must comply with all applicable laws and mortgage loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments.

•
Ineligible Mortgage Loans. The following types of mortgage loans are not eligible under the MPF program: (1) mortgage loans which must be excluded from securities rated by S&P; (2) mortgage loans not meeting the MPF program eligibility requirements as set forth in the MPF guides and agreements; and (3) mortgage loans that are classified as high-cost, high-rate, high-risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory lending or abusive lending laws.

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

MPF Loan Delivery Process

To deliver mortgage loans under the MPF program, the participating financial institution and MPF Bank enter into a best efforts master commitment (master commitment), which provides the general terms under which the participating financial institution will deliver mortgage loans to either an MPF Bank, or the MPF Provider for concurrent transfer to Fannie Mae in the case of MPF Xtra, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. For MPF Xtra, we assign each master commitment entered into with our participating financial institutions to the MPF Provider. Participating financial institutions may then request to enter into one or more mandatory purchase commitments (each, a delivery commitment), which is a mandatory commitment of the participating financial institution to sell or originate eligible mortgage loans. Each MPF loan delivered must conform to specified ranges of interest rates, maturity terms, and business days for delivery (which may be extended for a fee) detailed in the delivery commitment or it will be rejected as ineligible by the MPF Provider. Each MPF loan under a delivery commitment is linked to a master commitment so that the cumulative credit-enhancement level can be determined for each master commitment.

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

In connection with each sale to an MPF Bank, or the MPF Provider for concurrent transfer to Fannie Mae in the case of MPF Xtra, the participating financial institution makes customary representations and warranties in the applicable agreement and under the MPF guides. These include eligibility and conformance of the MPF loans with the requirements in the MPF guides, compliance with predatory lending laws, and the integrity of the data transmitted to the MPF Provider. In addition, the MPF guides require each participating financial institution to maintain errors and omissions insurance and a fidelity bond and to provide an annual certification with respect to its insurance and its compliance with the MPF program requirements. Once an MPF loan is purchased, the participating financial institution must deliver a qualifying promissory note and certain other required documents to the designated custodian, who reports to the MPF Provider whether the documentation package meets MPF program requirements.

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

Reasons for which a participating financial institution could be required to repurchase an MPF loan include but are not limited to, MPF loan ineligibility, breach of representation or warranty under the applicable agreement or the MPF guides, failure to deliver the required MPF loan documents to an approved custodian, servicing breach, or fraud.

We do not currently conduct any quality assurance reviews of government mortgage loans. However, we do allow our participating financial institutions to repurchase delinquent government mortgage loans so that they may comply with loss-mitigation requirements of the applicable government agency to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the government mortgage loan. In addition, as with conventional mortgage loans, if a participating financial institution fails to comply with the requirements of the applicable agreement, MPF guides, applicable laws, or terms of mortgage documents, the participating financial institution may be required to repurchase the related government mortgage loans.

MPF Products

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We offer five MPF loan products from which participating financial institutions may choose. These products include Original MPF, MPF Government, MPF 125, MPF Plus, and MPF Xtra. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit enhancement and the types of credit-enhancement fees (performance-based, fixed amount or none). There is no first loss account, credit enhancement, or credit-enhancement fees for MPF Xtra because the credit risk for such loans is transferred to Fannie Mae. The following table provides a comparison of the MPF products.

MPF Product Comparison Chart
Product Name	Bank's First Loss Account Size	Participating Financial Institution Credit- Enhancement Description	Credit- Enhancement Fee Paid to the Member	Credit- Enhancement Fee Offset(1)	Servicing Fee to Servicer
Original MPF	3 to 6 basis points added each year	Equivalent to double-A	7 to 11 basis points per year paid monthly	No	25 basis points per year
MPF Government	N/A	N/A Unreimbursed servicing expenses	N/A(2)	N/A	44 basis points per year(2)
MPF 125	100 basis points fixed based on the size of loan pool at closing	After first-loss account, up to double-A	7 to 10 basis points per year paid monthly; performance- based	Yes	25 basis points per year
MPF Plus (3)	An agreed upon amount no less than expected losses	0 to 20 basis points, after first-loss account and supplemental mortgage insurance, up to double-A	7 basis points/year fixed plus 6 to 7 basis points per year performance- based (delayed for 1 year) all fees paid monthly	Yes	25 basis points per year
MPF Xtra	N/A	N/A	None	N/A	25 basis points per year
_______________________

(1)	Future payouts of performance-based credit-enhancement fees are reduced when losses are allocated to the first loss account.

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

(3)	Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so we do not offer new master commitments to our members under MPF Plus at this time.

For further information on the downgrades of mortgage insurance providers and their impact on our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans Credit Risk-Mortgage Insurance Companies.

MPF Loan Participations

We may purchase participation interests in MPF loans acquired by other MPF Banks and may sell participation interests in MPF loans we have acquired to other MPF Banks, excluding loans sold pursuant to MPF Xtra, which cannot be participated. We have both sold participation interests to and purchased participation interests from other MPF Banks. Participation interests may be zero to 100 percent as determined by agreement among the MPF Bank selling the participation interests (the Owner

Bank), the MPF Provider, and the MPF Bank(s) purchasing the participation interests (each, a Participant Bank).

The Owner Bank is responsible for:

•	evaluating, monitoring, and certifying to each Participant Bank the creditworthiness of each participating financial institution initially, and at least annually thereafter;

•
ensuring that adequate collateral is available from each of its participating financial institutions to secure any direct obligation portion of the participating financial institution's credit enhancement; and

•	enforcing the participating financial institution's obligations under its agreements.

The risk-sharing and rights of the Owner Bank and participating MPF Bank(s) are as follows:

•	each pays its pro rata share of each MPF loan acquired under a delivery commitment and related master commitment based upon the participation percentage in effect at the time;

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

The first loss account and credit enhancement apply to all MPF loans in a master commitment regardless of participation arrangements, so an MPF Bank's share of credit losses is based on its respective participation interest in the entire master commitment. For example, assume an MPF Bank's specified participation percentage was 25 percent under a $100 million master commitment and that no changes were made to the master commitment. The MPF Bank's risk-sharing percentage of credit losses would be 25 percent. In the case where an MPF Bank changed its initial percentage in the master commitment, the risk-sharing percentage will also change. For example, if an MPF Bank were to acquire 25 percent of the first $50 million and 50 percent of the second $50 million of MPF loans delivered under a master commitment, the MPF Bank would share in 37.5 percent of the credit losses in that $100 million master commitment, while it would receive principal and interest payments on the individual MPF loans that remain outstanding in a given month, some in which it may own a 25 percent interest and the others in which it may own a 50 percent interest.

MPF Loan Participations with the FHLBank of Chicago

On July 31, 2010, we entered into a participation facility with the FHLBank of Chicago pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago. This facility was originally set to expire on July 30, 2011, however, we have since extended the expiry date of this facility to March 31, 2013. We may determine with the FHLBank of Chicago to further extend this date. The MPF loans that the FHLBank of Chicago may purchase in which we participate under this facility are limited to those originated pursuant to the MPF Original, MPF Government and MPF 125 products. We generally consider these purchases of participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits us to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to our investments in mortgage loans throughout this report include the participation interests purchased under this participation facility.

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

If an MPF loan becomes delinquent, the participating financial institution is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. Upon any MPF loan becoming 90 days or more delinquent, the master servicer monitors and reviews the participating financial institution's default management activities for that MPF loan, including timeliness of notices to the mortgagor, forbearance proposals, property protection activities, and foreclosure referrals, all in accordance with the MPF guides. Upon liquidation of any MPF loan and submission of each realized loss calculation from the participating financial institution, the master servicer reviews the realized loss calculation for conformity with the primary mortgage insurance requirements, if applicable, and conformity to the cost and timeliness standards of the MPF guides. The master servicer disallows the reimbursement to the participating financial institution of any servicing advances related to the participating financial institution's failure to perform in accordance with the MPF guides. If there is a loss on a conventional mortgage loan, the loss is allocated to the master commitment and shared in accordance with the risk-sharing structure for that particular master commitment. The servicer pays any gain on sale of real-estate-owned property to the related MPF Bank, or in the case of a participation, to the MPF Banks based upon their respective interests in the MPF loan. However, the amount of the gain is available to reduce subsequent losses incurred under the master commitment before such losses are allocated between the MPF Bank and the participating financial institution.

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

Although participating financial institutions or their servicing affiliates generally service the MPF loans delivered by the participating financial institution, certain participating financial institutions choose to sell the servicing rights on a concurrent basis (servicing-released) or in a bulk transfer to another entity which is permitted with the consent of the MPF Banks involved.

MPF Credit Enhancement Structure

Overview

Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, the MPF Bank and participating financial institution share the risk of credit losses on MPF loans under the MPF programs by structuring potential losses on conventional mortgage loans into layers with respect to each master commitment. The first layer or portion of credit losses that an MPF Bank is potentially obligated to incur is determined based upon the MPF product selected by the participating financial institution and is referred to as the first loss account. The first loss account functions as a tracking mechanism for determining the point after which the participating financial institution, in its role as credit enhancer, would be required to cover losses. The first loss account is not a cash collateral account, and does not give an MPF Bank any right or obligation to receive or pay cash or any other collateral. For MPF products with performance-based credit-enhancement fees, the MPF Bank may withhold credit-enhancement fees to recover losses at the first loss account level, essentially transferring a portion of the first layer risk of credit loss to the participating financial institution.

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

The participating financial institution receives a credit-enhancement fee in exchange for providing the credit enhancement which may be used to pay for supplemental mortgage guaranty insurance. Credit-enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the MPF loans under the master commitment. The credit-enhancement fee and credit enhancement may vary depending on the MPF product selected. Credit-enhancement fees payable to a participating financial institution as compensation for assuming credit risk are recorded as an offset to MPF loan interest income when we pay these fees. We also pay performance credit-enhancement fees which are based on actual performance of the pool of MPF loans in each master commitment. For the Original MPF product, the credit-enhancement fee is a fixed payment to the participating financial institution. For the MPF 125 product, the credit-enhancement fee is performance-based and losses to the MPF Bank can be reimbursed by withholding the performance-based credit-enhancement fee that would otherwise be payable by the MPF Bank to the participating financial institution. Under the MPF Plus product, the MPF Bank also pays performance-based and fixed credit-enhancement fees. Losses experienced by the MPF Bank in this product can be reimbursed by the MPF Bank withholding the performance-based credit-enhancement fee. To the extent that losses in the current month exceed performance credit-enhancement fees accrued, the remaining losses may be recovered from withholding future performance credit-enhancement fees payable to the participating financial institution. Credit-enhancement fees are set forth in the MPF Product Comparison Chart above.

Loss Allocation

Credit losses from conventional mortgage loans that are not absorbed by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between the MPF Bank and participating financial institution as follows:

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

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment, although the MPF Bank may economically recover a portion of losses incurred under the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

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

•
Second, to the participating financial institution under its credit-enhancement obligation, losses for each master commitment in excess of the first loss account, if any, up to the credit enhancement. The credit enhancement may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of the participating financial institution to provide supplemental mortgage guaranty insurance or a combination of both. For a description of the credit-enhancement calculation, see — Setting Credit Enhancement Levels below.

•	Third, any remaining unallocated losses are absorbed by the MPF Bank.

With respect to participation interests, MPF loan losses allocable to the MPF Bank are allocated among the participating MPF Banks pro rata based upon their respective participation interests in the related master commitment. For a description of the risk sharing by Participant Banks see — MPF Loan Participations, above.

Setting Credit-Enhancement Levels

Other than for MPF Xtra under which all credit and market risk is transferred to Fannie Mae, Finance Agency regulations require that MPF loans be sufficiently credit enhanced at the time of purchase so that our risk of loss is limited to the losses of an investor in a double-A-rated MBS. In cases where our risk of loss is greater than that of an investor in a double-A-rated MBS, the Bank holds additional credit risk-based capital in accordance with Finance Agency regulations based on the putative credit rating of the pool. The MPF Provider analyzes the risk characteristics of each MPF loan (as provided by the participating financial institution) using S&P's LEVELS® model to determine the required credit enhancement for a loan or group of loans to be acquired by an MPF Bank (MPF program methodology). The participating financial institution's credit enhancement is calculated using the MPF program methodology to equal the difference between the amount needed for the master commitment to have a rating equivalent to a double-A-rated MBS and our initial first loss account exposure (which is zero for the Original MPF product).

For MPF Plus, the participating financial institution is required to provide a supplemental mortgage guaranty insurance policy covering the MPF loans in the master commitment and having a deductible initially equal to the first loss account. Depending upon the amount of the supplemental mortgage guaranty insurance policy (determined in part by the amount of the credit enhancement fees paid to the participating financial institution), the participating financial institution may or may not have any direct liability on the credit enhancement. Currently, no supplemental mortgage guaranty insurance provider has the required NRSRO rating and so we do not offer new master commitments under MPF Plus at this time.

We are required to recalculate the estimated credit rating of a master commitment if there is evidence of a decline in credit quality of the related MPF loans.

Credit-Enhancement Fees

The structure of the credit-enhancement fee payable to the participating financial institution depends upon the product type selected. There is no credit enhancement and accordingly no credit-enhancement fee payable to the participating financial institution for MPF Xtra. For Original MPF, the participating financial institution is paid a monthly credit-enhancement fee between 0.07 percent and 0.11 percent (seven and 11 basis points) per annum and paid monthly based on the aggregate outstanding principal balance of the MPF loans in the master commitment.

For MPF 125, the participating financial institution is paid a monthly credit-enhancement fee between 0.07 percent and 0.10 percent (seven and 10 basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The participating financial institution's monthly credit-enhancement fee is performance-based in that it is reduced by losses charged to the first loss account. For MPF 125, the credit-enhancement fee is performance-based for the entire life of the master commitment.

For MPF Plus, the performance-based portion of the credit-enhancement fee is typically 0.06 percent (six basis points) per annum and paid monthly on the aggregate outstanding balance of the MPF loans in the master commitment. The performance-based credit-enhancement fee is reduced by losses charged to the first loss account and is paid one year after accrued, based on monthly outstanding balances. The fixed portion of the credit-enhancement fee is typically 0.07 percent (seven basis points) per annum and paid monthly on the aggregate outstanding principal balance of the MPF loans in the master commitment. The lower performance credit-enhancement fee is for master commitments without a direct participating financial institution credit enhancement.

For government mortgage loans, the participating financial institution provides and maintains insurance or a guaranty from the applicable federal agency (that is, the FHA, VA, RHS, or HUD) and the participating financial institution is responsible for compliance with all federal agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Only participating financial institutions that are licensed or qualified to originate and service government loans by the applicable federal agency or agencies and that maintain a mortgage loan delinquency ratio that is acceptable to us and that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association are eligible to sell and service government mortgage loans under the MPF program.

"Standard & Poor's LEVELS" and "LEVELS" are registered trademarks of Standard & Poor's, a division of the McGraw-Hill Companies, Inc.

The table below summarizes the average participating financial institution credit-enhancement fee of all master commitments:

Average Participating Financial Institution Credit-Enhancement Fee as a Percent of Master Commitments
	December 31,
Loan Type	2011	2010
Original MPF	0.10%	0.10%
MPF 125	0.09	0.09
MPF Plus	0.13	0.13
MPF Government (1)	N/A	N/A
MPF Xtra	N/A	N/A
_______________________

(1)
For master commitments issued prior to February 2, 2007, the participating financial institution is paid a monthly government loan fee equal to 0.02 percent (two basis points) per annum based on the month-end outstanding aggregate principal balance of the master commitments. As a percent of all master commitments, these fees averaged 0.01 percent (one basis point) and 0.02 percent (two basis points) at December 31, 2011 and December 31, 2010, respectively.

Credit Risk Exposure on MPF Loans

Credit risk from the MPF loans in which we invest is the potential for financial loss due to borrower default. The amount of any such loss may be impacted by depreciation in the value of the real estate collateral securing the MPF loan, offset by the participating financial institution's credit enhancement. Under the MPF program, the participating financial institution's credit enhancement may include a contingent performance-based credit-enhancement fee whereby such fees paid to the participating financial institution are reduced by losses up to a certain amount arising under the master commitment and the credit enhancement (which represents a direct liability to pay credit losses incurred with respect to that master commitment or may require the participating financial institution to obtain and pay for a supplemental mortgage guaranty insurance policy insuring the MPF Bank for a portion of the credit losses arising from the master commitment). Under the AMA regulation, any portion of the credit enhancement that is a participating financial institution's direct liability must be collateralized by the participating financial institution in the same way that advances are collateralized. Each applicable MPF agreement provides that the participating financial institution's obligations are secured along with other obligations of the participating financial institution under its regular advances agreement and that we may request additional collateral to secure the participating financial institution's obligations.

In addition to the credit risk we have on MPF loans based on the risk of default by the related borrowers, we also have credit risk of loss on MPF loans to the extent such losses are not recoverable from the participating financial institution either directly or indirectly by withholding performance-based credit-enhancement fees, or from a supplemental mortgage guaranty insurer, as applicable. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loan Credit Risk.

The risk sharing of credit losses between MPF Banks for participations is based on each MPF Banks' percentage interest in the participated MPF loans, with each MPF Bank assuming its percentage share of such losses. See — MPF Loan Participations, above.

We offer a temporary loan payment modification plan for participating financial institutions permitting a temporary interest-rate reduction under certain circumstances. This modification plan has been extended from its original expiration date of December 31, 2011 to December 31, 2013. This plan pertains to any borrower currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the participating financial institutions must follow to participate in the loan modification program. As of December 31, 2011, we have agreed to the modification of two loans, the impact of which is immaterial.

Deposits

We offer demand deposit, overnight deposit, and term deposit programs to our members. We cannot predict the timing and amount of deposits that we receive from members and therefore do not rely on deposits as a funding source for advances, investments, and loan purchases. Proceeds from deposit issuance are generally invested in short-term investments to ensure that we can liquidate deposits on request.

Consolidated Obligations

We fund our activities principally through the sale of debt securities referred to herein as COs. Our ability to access the money and capital markets through the sale of COs using a variety of debt structures and maturities has historically allowed us to manage our balance sheet effectively and efficiently. The FHLBanks are among the world's most active issuers of debt, issuing on a near-daily basis, including sometimes multiple issuances in a single day. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of an FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligation of each of the 12 FHLBanks. COs are not obligations of the U.S. government and the U.S. government does not guarantee them. Moody's Investors Service (Moody's) currently rates COs Aaa/P-1, and S&P currently rates them AA+/A-1+. On August 8, 2011, S&P downgraded our long-term credit rating, together with the other FHLBanks that were then-rated AAA, from AAA to AA+ with a negative outlook in connection with the downgrade of the long-term sovereign credit rating of the United States, as more fully discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Credit Rating Agency Developments. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access and such access has continued to be available notwithstanding the downgrades. For information on the market for COs during the period covered by this report, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including LIBOR, Constant Maturity Treasury (CMT), and others. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. We frequently participate in these issuances. Each FHLBank requests funding through the Office of Finance and the Office of Finance endeavors to issue the requested bonds and allocate proceeds in accordance with each FHLBank's requested funding. In some cases, proceeds from partially fulfilled offerings must be allocated among the requesting FHLBanks in accordance with predefined rules that apply to particular issuance programs. The Office of Finance also prorates the amounts paid to dealers in connection with the sale of COs to each FHLBank based upon the percentage of debt issued that is assumed by each FHLBank.

Discount Notes. CO discount notes are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to one year. We generally participate in CO discount note issuance on a daily basis as a means of funding short-term assets and managing our short-term funding gaps. Each FHLBank submits commitments to issue CO discount notes in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits that we have specified in our commitment, above which we will not accept funding. CO discount notes are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors. The selling group dealers receive no selling concession if the bonds are sold at auction. Otherwise, we pay the dealer a selling concession.

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

The following table illustrates our compliance with this regulatory requirement:

Ratio of Non-Pledged Assets to Total Consolidated Obligations by Carrying Value
(dollars in thousands)
	December 31,
	2011	2010
Non-pledged asset totals
Cash and due from banks	$112,094	$6,151
Advances	25,194,898	28,034,949
Investments (1)	21,379,548	27,134,475
Mortgage loans, net	3,109,223	3,245,954
Accrued interest receivable	116,517	145,177
Less: pledged assets	(762,575)	(395,549)
Total non-pledged assets	$49,149,705	$58,171,157
Total consolidated obligations	$44,531,253	$53,627,591
Ratio of non-pledged assets to consolidated obligations	1.10	1.08
_______________________

(1)	Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

Although each FHLBank is primarily liable for the portion of COs corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all COs. Under Finance Agency regulations, if the principal or interest on any CO issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank primarily responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of such FHLBank. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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

Neither the Finance Agency nor any predecessor to it has ever required us to repay obligations in excess of our participation nor have they allocated to us any outstanding liability of any other FHLBank's COs.
Capital Resources

Capital Plan. We may issue, redeem, and repurchase our stock only at its par value of $100 per share. Our stock is exempt from registration under the Securities Act of 1933. We issue and have Class B stock outstanding and may issue Class A stock pursuant to certain amendments to our capital plan that were effective as of January 22, 2011. We do not intend to issue Class A stock at this time.

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock investment requirement plus its membership stock investment requirement. Any stock held by a member in excess of its TSIR is considered excess capital stock. At December 31, 2011, members and nonmembers with capital stock outstanding held excess capital stock totaling $2.1 billion, representing approximately 55.1 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). In addition to the ABSIR, members must satisfy the MSIR. The MSIR is equal to 0.35 percent of the value of certain member assets eligible to secure advances subject to a current minimum balance of $10,000 and a current maximum balance of $25.0 million.

Activity-Based Stock-Investment Requirement (ABSIR). Certain member and nonmember borrowers' activity with us has an associated ABSIR. The ABSIR for advances varies by term as follows:

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

Excess Stock Pool. Excess stock is stock held in excess of the owner's TSIR, and the excess stock pool is the aggregate of all excess stock. On January 22, 2011, certain amendments to our capital plan became effective that permitted certain members to satisfy their TSIR using excess stock from our excess stock pool for certain eligible advances. This program was intended to encourage additional member borrowings and was continued until December 28, 2011. Since December 28, 2011, members have not been able to satisfy their TSIR using stock borrowed from the excess stock pool and have either purchased stock to satisfy their TSIR or reduced their use of our products accordingly. For additional information on that program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments — Excess Stock Pool and Class A Stock.

Redemption of Excess Stock. Members may submit a written request for redemption of excess stock. The stock subject to the request will be redeemed at par value by us upon expiration of the stock-redemption period, which is six months for Class A stock and five years for Class B stock. Also subject to a stock-redemption period are shares of stock held by a member that (1) gives notice of intent to withdraw from membership or (2) becomes a nonmember due to merger or acquisition, charter termination, or involuntary termination of membership. At the end of the stock-redemption period, we must comply with the redemption request unless doing so would cause us to fail to comply with our minimum regulatory capital requirements, would cause the member to fail to comply with its TSIR, or would violate any other applicable limitation or prohibition.

Repurchase of Excess Stock. Our capital plan provides us with the authority and at our sole discretion to repurchase excess stock from any member at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. Notwithstanding that authority, we continue a moratorium on excess stock repurchases, except in limited instances of insolvency, although on March 9, 2012, we conducted a partial repurchase of $250.0 million in excess stock, as discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Partial Repurchase of Excess Stock. Apart from that partial repurchase, we continue the moratorium on the repurchase of excess stock. Our limited repurchases of excess stock are intended to help us preserve our capital, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary. We did not complete any repurchases of excess stock in 2011 in accordance with the moratorium.

Our board of directors has a right and an obligation to call for additional capital-stock purchases by our members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone credit rating of no lower than double-A from an NRSRO. Since the adoption of our capital plan on April 19, 2004, our board of directors has not called for any additional capital-stock purchases by members for this reason.
Mandatorily Redeemable Capital Stock. We reclassify stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains a nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a cancellation fee equal to 2 percent of the par amount of the shares of stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as financing cash outflows in the statement of cash flows once settled. At December 31, 2011, we had $227.4 million in capital stock subject to mandatory redemption. We are not required to redeem activity-based stock until the later of the stock-redemption period or such time as the related activity no longer requires an associated stock purchase.

Retained Earnings. Our methodology for determining retained earnings adequacy incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements of this risk are market risk and credit risk. Market risk is represented through the Bank's value-at-risk (VaR) market-risk measurement which estimates the 99th percentile worst case of potential changes in our market value of equity due to potential nonparallel shifts in yield curves applicable to our assets, liabilities, and off-balance-sheet transactions. Credit risk is represented through incorporation of valuation deterioration due to but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

Our current retained earnings target is $875.0 million, which target was selected for the reasons discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends.

As of December 31, 2011, our retained earnings totaled $398.1 million. Of that amount, $22.9 million are amounts in a restricted retained earnings account, which amounts are not available to pay dividends, as discussed under Item 5 — Market for Registrant's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities. Starting with the third quarter of 2011, we are now required to allocate 20 percent of net income to a separate restricted retained earnings account in accordance with our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks. This requirement took effect upon the satisfaction of the FHLBanks' obligations to the Resolution Funding Corporation (REFCorp), as described under — Assessments — REFCorp Assessment.
Dividends. We may pay dividends from current net earnings or unrestricted retained earnings, subject to certain limitations and conditions. For additional information refer to Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Interest-Rate-Exchange Agreements

Finance Agency regulations establish guidelines for interest-rate-exchange agreements (derivatives). We are authorized to use interest-rate swaps, swaptions, interest-rate-cap and floor agreements, calls, puts, futures, and forward contracts as part of our interest-rate-risk management and funding strategies. Finance Agency regulations require the documentation of non-speculative use of these instruments and the establishment of limits to credit risk arising from these instruments.

In general, we use interest-rate-exchange agreements in two ways: 1) as a fair-value or cash-flow hedge of a hedged financial instrument, firm commitment, or a forecasted transaction, or 2) as economic hedges in asset-liability management that are not designated as hedges. In addition to using interest-rate-exchange agreements to manage mismatches of interest rates between assets and liabilities, we also use interest-rate-exchange agreements to manage embedded options in assets and liabilities and to hedge the market value of existing assets, liabilities, and anticipated transactions.

We may enter into interest-rate-exchange agreements concurrently with the issuance of COs to reduce funding costs. This strategy of issuing bonds while simultaneously entering into interest-rate-exchange agreements enables us to offer a wider range of attractively priced advances to our members.

The most common ways in which we use derivatives are to:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) mandates the issuance of regulations applicable to derivatives, including the over-the-counter derivatives market, which we use to enter into derivatives. Accordingly, regulations issued under the Dodd-Frank Act will have an important impact on our derivatives practices, although the magnitude of that impact cannot be determined prior to the issuance of final regulations implementing those requirements.

For example, we will likely need to clear at least some of our derivatives through derivatives clearing organizations that are registered with the U.S. Commodity Futures Trading Commission (the CFTC). Preparing to clear derivatives through derivatives clearing organizations has entailed and is likely to continue to entail incremental costs and operational changes for our derivatives activities. We continue to participate in the CFTC's rulemaking process and are making certain preparations in anticipation of the CFTC's final rules. For additional information on the Dodd-Frank Act and its possible impact on our use of derivatives, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Transactions.

Competition

Advances. Demand for our advances is affected by, among other things, the cost of other available sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include investment-banking concerns, commercial banks, the Federal Reserve, governmental programs developed in response to economic conditions, such as the FDIC's Temporary Liquidity Guarantee Program and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources, including sales of securities under agreements to repurchase and brokered certificates of deposit, while larger members may also have access to federal funds, negotiable certificates of deposit, bankers' acceptances, and medium-term notes, and may also have independent access to the national and global credit markets.

During 2011 and continuing into 2012, our members continued to experience high levels of deposits, which was the principal factor in the decline in demand for our advances in 2011, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Decline in Advances Balances. Deposits serve as liquidity alternatives to advances, and are the primary funding source for most commercial banks, thrifts, and credit unions. The availability of alternative funding sources to members can significantly influence the demand for advances and can vary as a result of other factors including, among others, market conditions, members' creditworthiness, and availability of collateral. Further, demand for advances can be adversely impacted by certain legislative and regulatory developments. For example, in February 2011, the FDIC issued a final rule revising its assessment system that effectively increases the cost of advances to FDIC-insured members and thereby tends to weaken demand for advances by such members, as further described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — FDIC Final Rule on Assessment System.
Mortgage Loans Held for Portfolio. Our MPF program activities are subject to significant competition in purchasing conventional, conforming fixed-rate mortgage and government-insured and -guaranteed loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. Our originating, underwriting and servicing requirements, including related credit-enhancement requirements, can impact the competitiveness of the MPF program. For example, mortgage insurance, when required, must be from a mortgage loan company rated no lower than triple-B whereas other investors in such loans may not have such a constraint. Historically, the most direct competition for mortgages came from other housing GSEs that also purchase conventional, conforming fixed-rate mortgage loans, specifically Fannie Mae and Freddie Mac. We expect the competition from Fannie Mae and Freddie Mac to change in 2012 as their guarantee fees are expected to increase, although we do not expect the size of our portfolio to change significantly in 2012, as further discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

Debt Issuance and Interest-Rate-Exchange Agreements. We compete with corporate, sovereign (including with the U.S. government), and supranational entities for funds raised in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely impacted by regulatory initiatives that discourage investments by certain institutions in unsecured debt with certain volatility or interest-rate-sensitivity characteristics. These factors could adversely impact our ability to effectively complete transactions in the swap market. Because we use interest-rate-exchange agreements to modify the terms of many of our CO bond issues, conditions in the swap market may affect our cost of funds.

In addition, the sale of callable debt and the simultaneous execution of callable interest-rate-exchange agreements that mirror the debt have been important sources of competitive funding for us. As such, the availability of markets for callable debt and interest-rate-exchange agreements could be an important determinant of our relative cost of funds. There has been considerable demand for debt issued by high-credit-quality issuers in the markets for callable debt and for interest-rate-exchange agreements. There can be no assurance that the current breadth and depth of these markets will be sustained.

Assessments

REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of certain insolvent savings and loan institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp.

REFCorp Assessment. The principal impact of REFCorp on us during 2011 was an obligation to make certain payments to REFCorp (the REFCorp assessment). Although we are exempt from all federal, state, and local taxation, except for property taxes, we were obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. The REFCorp contribution requirement was established by Congress in 1989 to provide funds to pay a portion of the interest on debt issued by the Resolution Trust Corporation that was used to assist failed savings and loan institutions. These interest payments totaled $300 million per year, or $75 million per quarter for the 12 FHLBanks through 1999. In 1999, the Gramm-Leach-Bliley Act of 1999 (GLB Act) changed the annual assessment to a flat rate of 20 percent of net earnings (defined as net income determined in accordance with accounting principles generally accepted in the United States of America (GAAP)) after AHP expense but before the REFCorp assessment. Since 2000, the FHLBanks were required to make payments to REFCorp until the total amount of payments made was equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. The expiration of the obligation was shortened as the FHLBanks made payments in excess of $75 million per quarter.

Because the FHLBanks contributed a fixed percentage of their net earnings to REFCorp, the aggregate amounts paid frequently exceeded the required $75 million per quarter for the past several years. As specified in the Finance Agency regulation that implements Section 607 of the GLB Act, the payment amount in excess of the $75 million required quarterly payment was used to simulate the purchase of zero-coupon bonds issued by the U.S. Department of the Treasury (the U.S. Treasury) to defease all or a portion of the most distant remaining $75 million quarterly payment. The Finance Agency, in consultation with the Secretary of the U.S. Treasury, selected the appropriate zero-coupon yields used in this calculation.

If we had experienced a net loss during a quarter, but still had net income for the year, the REFCorp assessment would have been calculated based on our year-to-date GAAP net income. We would have been able to reduce future REFCorp assessments by the amounts paid in excess of the calculated annual obligation. In the years in which we experienced a net loss for the full year, there was no REFCorp assessment.

Due to the continuing excess payments by the FHLBanks, on August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment based on their results as of June 30, 2011. Beginning with that date, we are no longer subject to the REFCorp assessment. Upon the satisfaction of the REFCorp obligation, we became required to allocate 20 percent of our net income to a separate restricted retained earnings account in accordance with our capital plan (as amended at that time) and the Joint Capital Agreement, as more fully described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments —Restricted Retained Earnings and the Joint Capital Agreement.

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

In annual periods where our net earnings are zero or less, our AHP assessment would be zero. However, if the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP and REFCorp to the sum of the income before AHP and REFCorp of the 12 FHLBanks combined, except that the required annual AHP contribution for an FHLBank shall not exceed its net earnings for the year. There was no such shortfall in any of the preceding three years.

The actual amount of the AHP contribution is dependent upon both our net income before interest expense associated with mandatorily redeemable capital stock minus REFCorp assessments, and the income of the other FHLBanks; thus future contributions are not determinable.

Through the AHP, we are able to help address some of the affordable-housing needs of the communities served by our members. We partner with member financial institutions to work with housing organizations to apply for funds to support initiatives that serve very low- to moderate-income households. We use funds contributed to the AHP to award grants and AHP advances to our member financial institutions that make application for such funds for eligible, largely nonprofit, affordable housing development organizations in their respective communities. Such funds are awarded on the basis of an AHP implementation plan adopted by our board of directors, which implements a scoring system comprised of required and discretionary criteria established in the AHP regulation.

For the year ended December 31, 2011, our net income of $159.6 million resulted in an AHP assessment of $17.8 million.

For the year ended December 31, 2009, we experienced a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per Finance Agency regulations, we elected to allot up to $5.0 million of future periods' required AHP contributions to be awarded during 2010 (referred to as the accelerated AHP). The accelerated AHP allowed us to commit and disburse AHP funds to meet our mission when we would have otherwise been unable to do so. We have since been offsetting the accelerated AHP contribution against required AHP contributions in equal amounts per year over a three year period, which offsets will be satisfied in the year ending on December 31, 2013.

ITEM 1A.    RISK FACTORS

The following discussion summarizes some of the more important risks that we face. This discussion is not exhaustive, and there may be other risks that we face, which are not described below. The risks described below, if realized, may result in us being prohibited from paying dividends, and/or repurchasing and redeeming our common stock and could adversely impact our business operations, financial condition, and future results of operations.

CREDIT RISKS

We are subject to credit-risk exposures related to the loans that back our investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments.

We invested in private-label MBS until the fourth quarter of 2007. These investments are backed by prime, subprime, and/or Alt-A hybrid and pay-option adjustable-rate mortgage loans. Although we only invested in senior tranches with the highest long-term debt rating when purchasing private-label MBS, many of these securities are projected to sustain credit losses under current assumptions, and have been downgraded by various NRSROs. See — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments for a description of our portfolio of investments in these securities.

As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, other-than-temporary-impairment assessment is a subjective and complex determination by management.

High rates of delinquency and increasing loss severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $77.1 million for private-label MBS that we determined were other-than-temporarily impaired for the year ended December 31, 2011. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosure moratoriums by several major mortgage servicers appear likely to adversely impact expected cash flows from impacted securities, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities, may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of December 31, 2011, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $39.6 million in credit losses. See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Other-Than-Temporary-Impairment of Investment Securities for additional information.

We have also invested in securities issued by HFAs with an amortized cost of $202.4 million as of December 31, 2011. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A

(or its equivalent rating) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Our gross unrealized losses on these securities totaled $34.5 million at December 31, 2011. Although we have determined that none of these securities is other-than-temporarily impaired at December 31, 2011, should the underlying loans underperform our projections, we could realize credit losses from these securities.

A rise in delinquency rates on our investments in MPF loans or related adverse trends could adversely impact our results of operation and financial condition.

As discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Critical Accounting Estimates, our methodology for determining our allowance for loan losses is determined based on our investments in MPF loans and considers factors relevant to those investments. Important factors in determining this allowance are the delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. Although we have seen some improvement in certain delinquency rates permitting us to lower the allowance to $7.8 million at December 31, 2011 from $8.7 million at December 31, 2010, this trend could reverse or other factors in determining the allowance could worsen. To the extent those risks are realized, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

Investments in mortgage loans via out-of-district MPF participating financial institutions could expose us to unexpected credit risks.

We have entered into a participation facility with the FHLBank of Chicago pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago from its members. Investments in out-of-district MPF loans pursuant to this facility or otherwise, including through other participating facilities that we may enter into for the purchase of participation interests in MPF loans, could expose us to credit and servicing risks attendant with participating financial institutions with whom we do not engage in the course of our normal member lending operations. For additional information on this participation facility, see Item 1 — Business — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago.

Declines in the value of mortgage loans that serve as collateral could adversely impact our business operations and/or financial condition.

To secure advances, we accept collateral from members that includes some amounts of prime, subprime, and Alt-A residential mortgage loans, home-equity loans and lines of credit, commercial real estate loans, and private-label MBS backed by prime residential mortgage loans. Residential property values in many areas continued to decline throughout 2011 and delinquency and loss rates from mortgage loans remain elevated. If delinquency and loss rates on residential mortgage loans continue to increase, or if there is a further decline in residential real estate values, we would be exposed to a greater risk that the collateral that has been pledged to secure advances would be inadequate in the event of default on an outstanding advance.

We have geographic concentrations that could adversely impact our business operations and/or financial condition.

We, by nature of our regulatory charter and our business operations, are exposed to credit risk resultant from limited geographic diversity. Our advances business is generally limited to operations within our district. While we employ conservative credit rating and collateral policies to limit exposure, a decline in our district's economic conditions could create an exposure to us in excess of collateral held.

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans and private-label MBS and on our receipt of collateral pledged for advances. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information on these concentrations. To the extent that any of these geographic areas experiences significant further declines in the local housing markets, declining economic conditions, or a natural disaster, we could experience increased losses on our investments in the MPF loans or the related MBS or be exposed to a greater risk that the pledged collateral securing related advances would be inadequate in the event of default on such an advance.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of our MBS investments could be adversely impacted.

Mortgage servicers continue their efforts to modify delinquent loans to mitigate losses. Such loan modifications may include reductions in interest rate and/or principal on these loans. Losses from such loan modifications may be allocated to investors in

MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received. Such loan modifications could result from the recently announced settlement between five large mortgage servicers and the federal government and 49 of the state attorneys general. For additional information on developments such as these that could impact us, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts.

Any such activity could result in higher losses being allocated to our MBS investments backed by such loans than we could have expected or have experienced to date. See also — Strategic Risks — Loan modification programs or legal actions could adversely impact the value of our MBS.

Counterparty credit risk could adversely impact us.

We assume counterparty credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. Our counterparties include major domestic and international financial institutions. During 2011, we did reduce our trading limits to several counterparties due to the European Union sovereign debt crisis. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreements could have an adverse impact on our financial condition and results of operations.

We rely upon derivative instruments to reduce our interest-rate risk; however, we could be unable to enter into effective derivative instruments on acceptable terms.

We use over-the-counter derivative instruments that are entered into with swap dealers to reduce our interest-rate risk. If, due to an absence of creditworthy swap dealers or guarantors, we are unable to manage our hedging positions properly, or we are unable to enter into hedging instruments upon acceptable terms, we could be unable to effectively manage our interest-rate and other risks, which could adversely impact our financial condition and results of operations.

One factor that could impact our ability to manage our hedging positions properly or enter into hedging instruments upon acceptable terms is the Dodd-Frank Act, which requires the issuance of various regulations impacting derivatives that will likely, among other things, require us to clear at least some of our derivatives through derivatives clearing organizations that are registered with the CFTC. Such a mandate is intended to reduce counterparty credit risk among derivative market participants by requiring such entities to directly face derivatives clearing organizations, rather than swap dealers, on swap contracts subject to the clearing mandate, though such cleared derivatives would be intermediated by futures commission merchants responsible for making and receiving payments to and from swap market participants on behalf of the derivatives clearing organization. Accordingly, operational failures or the insolvency of one or more futures commission merchants or derivatives clearing organizations could result in losses to the Bank. Preparations to clear derivatives through derivatives clearing organizations have entailed and will likely continue to entail incremental costs and operational changes for our derivatives activities. Further, we might need, either as an economic or regulatory matter, to structure our derivatives such that they are clearable through a derivatives clearing organization. However, as so structured, such derivatives could then be less effective hedges. For additional information on the Dodd-Frank Act and its potential impact on our derivatives activities, see Item 7 — Management’s Discussion and Analysis of Financial condition and Results of Operations — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Activities.

STRATEGIC RISKS

We could fail to meet our minimum regulatory capital requirements and/or maintain a capital classification of "adequately capitalized", which would result in prohibitions on dividends, excess stock repurchases, and capital stock redemptions and could result in additional regulatory prohibitions.

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, which are described in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital and are subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). Any failure to satisfy these requirements will result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the Finance Agency.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2011. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

We could be subject to enforcement action by the Finance Agency which could result in prohibitions on dividends, excess stock repurchases, and capital stock redemptions and/or adversely impact our results of operations.

The Finance Agency is the FHLBank System's safety and soundness regulator and has broad powers to cause us to take or refrain from taking certain actions, including, but not limited to, paying dividends, repurchasing excess stock, redeeming capital stock, increasing or decreasing our total assets, and curtailing our investing activities. As an example of a scenario that could result in enforcement action by the Finance Agency, we face continuing challenges principally from our investments in private-label MBS, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary. If the Finance Agency determined that we were not making satisfactory progress in attending to those challenges, the Finance Agency could take enforcement action.

The board of directors' recent dividend practices and decisions to not declare dividends could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Although our board of directors declared dividends based on quarterly results throughout 2011, the declared dividends were modest. Further, the board did not declare dividends from November 2008 until February 22, 2011, and in declaring a dividend on February 22, 2012, noted that any dividends that are declared in 2012 are likely to continue to be modest. This approach to dividends is due to our strategy of preserving capital in light of certain challenges we continue to face, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation -— Executive Summary.

Our ability to pay dividends is also subject to statutory, regulatory, and internal requirements. The board of directors has established a retained earnings target of $875.0 million, and periodically assesses the adequacy of that target, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings Target and Dividends. Events such as changes in our market-risk profile, credit quality of assets held, and increased volatility of net income effects of the application of certain GAAP could impact our view of the adequacy of our retained earnings. This in turn could require us to further increase our retained earnings target and extend the period of declarations of modest (and sometimes elimination of) dividends to achieve and maintain the retained earnings target.

Should the board of directors continue this approach to dividends, we could experience decreased member demand for our products requiring capital stock purchases and/or result in withdrawals from membership that could adversely impact our business operations and financial condition.

Our limited excess stock repurchases from members could decrease demand for advance products and increase membership withdrawals.

We are required to satisfy our minimum regulatory capital requirements at all times. If we were to fail to maintain an adequate level of total capital to comply with minimum regulatory capital requirements, we would be precluded from repurchasing excess stock or from redeeming capital stock until we restored compliance, which could cause members to withdraw from membership.

Since December 8, 2008, we have generally maintained a moratorium on excess stock repurchases due to challenges we continue to face, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Executive Summary. On March 9, 2012, we conducted a partial repurchase of excess stock, as discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Partial Repurchase of Excess Stock. We otherwise continue a moratorium on the repurchase of excess stock, except in limited instances of insolvency. The limited excess stock repurchases could be an incentive for members to withdraw from membership or limit certain of their business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our business operations and financial condition.

The loss of significant members could result in lower demand for our products and services.

At December 31, 2011, our five largest stock-holding members held 49.3 percent of our stock and our two largest stock-holding members had affiliates with memberships in other FHLBanks, allowing their affiliates the flexibility of borrowing from less capital-constrained FHLBanks. In addition, at December 31, 2011, RBS Citizens, N.A held 18.8 percent of outstanding advances by par value to total par value of all advances outstanding (our only borrower holding over 10 percent of outstanding par value of advances), as set forth Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances on the table captioned “Top Five Advance-Borrowing Institutions.” The loss of significant members or a significant reduction in the level of business they conduct with us could lower overall demand for our products and services in the future and adversely impact our performance.

Also, consolidations within the financial services industry could reduce the number of current and potential members in our district. Industry consolidation could also cause us to lose members whose business and stock investments are so substantial that their loss could threaten our viability. In turn, we might be forced to consider strategic alternatives, which could include a merger with another FHLBank district.

A decrease in demand for our products and services due to the loss of significant members could adversely impact our results of operations and financial condition, the impact of which could be greater during periods when we are experiencing losses or reduced net income.

For example, in April 2011, First Niagara Financial Group Inc., a nonmember, acquired NewAlliance Bancshares, Inc. (parent of former member NewAlliance Bank). Until that time, NewAlliance Bank had been one of our largest borrowers. Nonmembers, excluding housing associates, are ineligible to borrow from us. Based on NewAlliance Bank's advances activities until the time of its acquisition, by First Niagara Financial Group Inc., was the largest source of advances interest income for the year ended December 31, 2011. Accordingly, the acquisition of NewAlliance Bank by a nonmember could adversely impact our net interest income.

We are subject to a complex body of laws and regulations, which could change in a manner detrimental to our business operations and/or financial condition.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations promulgated, adopted, and applied by the Finance Agency, an independent agency in the executive branch of the federal government that regulates the FHLBanks. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

For example, the Dodd-Frank Act and regulations issued and to be issued under it have impacted and are likely to continue to impact our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our mission. The Dodd-Frank Act, among other things, (1) creates an interagency oversight council that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates the Consumer Financial Protection Bureau. Given this breadth, regulations implementing the Dodd-Frank Act are impacting most financial institutions, including us. However, the impact of regulations yet to be issued cannot be known prior to their finalization. Additionally, housing GSE reform could adversely impact us, including by creating investor uncertainty, as discussed under — Market and Liquidity Risks — Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing. For additional discussion of the Dodd-Frank Act, housing GSE reform, and certain other recent and potential legislative and regulatory developments that could impact us, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operation — Legislative and Regulatory Developments.

Moreover, on February 11, 2011, the U.S. Treasury and HUD issued a report to Congress entitled Reforming America's Housing Finance Market, which, among other things, suggests that legislative reforms are needed for the FHLBanks to limit access to advances by large financial institutions, limit membership to a single FHLBank, and reduce FHLBank portfolio investments. Any such legislation could adversely impact the profitability of the FHLBanks or limit future growth opportunities.

We cannot predict what additional regulations will be issued or what additional legislation will be enacted, and we cannot predict the effect of any such additional regulations or legislation on our business operations and/or financial condition. Additional changes in regulatory or statutory requirements could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, limitations on advances made to our members, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, all and any of which could adversely impact our financial condition and results of operations.

Legislative and regulatory changes could also have an indirect, adverse impact on us. For example, in February 2011, the FDIC issued a final rule revising its assessment system that effectively increases the cost of advances to FDIC-insured members and thereby tends to weaken demand for advances by such members. This final rule is discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — FDIC Final Rule on Assessment System.

Loan modification programs or legal actions could adversely impact the value of our investments in MBS and mortgage loans.

Federal and state government authorities, as well as private entities, such as financial institutions and the servicers of residential mortgage loans, have proposed, commenced, or promoted implementation of programs intended to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. Loan modification programs, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, for example via the reduction of interest rates or principal balances of modified mortgage loans, could adversely impact the value of and the returns from our investments in MBS and mortgage loans. In addition, legal actions relating to loan modifications, such as the recently announced settlement between five large mortgage servicers and the federal government and 49 of the state attorneys general could adversely impact the value of our MBS if loan modifications or foreclosure activities occur that result in lower payments to us under the securities in which we have invested. For additional information on developments such as these that could impact us, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts.

Compliance with regulatory contingency liquidity requirements could adversely impact our results of operations.

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our cash outflows under two different scenarios, as discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this additional requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternate investment options and could, in turn, adversely impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted.

Required AHP contribution rates could decrease available funds to pay as dividends to members.

If the total annual net income before AHP expenses of the FHLBanks were to fall below $1.0 billion, each FHLBank would be required to contribute more than 10 percent of its net income to its AHP to meet the minimum $100.0 million annual contribution. Increasing our AHP contribution in such a scenario would reduce our net income after AHP assessments and thereby reduce available funds to pay as dividends.

MARKET AND LIQUIDITY RISKS

Prolonged, low interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize income primarily from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. However, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment, the Federal Reserve has taken and is expected to continue several measures intended to maintain low short-term and longer-term interest rates. These measures as well as other systemic events, such as the European sovereign debt crisis, could result in a prolonged low-interest rate environment. A prolonged low-interest rate environment could adversely impact us in various ways, including through lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized.

Changes in interest rates could adversely impact our financial condition and results of operations.

Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low-interest-rate environments thus requiring us to reinvest the proceeds at lower, and possibly negative, spreads, or will remain outstanding at below-market yields when interest rates increase. In any case, changes in interest rates could adversely impact our financial condition and results of operations.

Sustained low advances balances could adversely impact our financial condition and results of operations.

As discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Decline in Advances Balances, the outstanding par value of advances declined to $24.6 billion at December 31, 2011 from $55.8 billion at December 31, 2008. This reduction in demand is principally due to high levels of deposits at members, which serve as liquidity alternatives to advances. A principal factor in our results of operations is the spread we earn between the amount we charge for advances and our cost of funds multiplied by the average level of advances balances. Accordingly, sustained low advances demand could adversely impact our financial condition and results of operations.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by S&P's downgrade of the U.S. government's credit ratings and/or any further downgrade of the U.S. government's credit ratings.

As discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Credit Rating Agency Developments, S&P has downgraded our long-term credit rating to AA+ with a negative outlook. S&P has indicated that any further downgrade of the U.S. government's credit rating is likely to be followed by a similar downgrade of the FHLBanks. Further downgrades of the U.S. government (and, in turn, the FHLBanks) are possible, particularly if the outcome of the process of identifying deficit reduction measures results in weakened perceptions of the U.S. government's commitment to satisfy its obligations or otherwise falls short of the deficit reduction measures that the NRSROs believe are necessary for the U.S. government to retain its current credit ratings. S&P's downgrade and further downgrades to our credit ratings could adversely impact our funding costs and/or market access. Additionally, S&P's downgrade triggered certain of our obligations to deliver additional collateral to certain derivatives counterparties to which we are a net obligor. Further downgrades would trigger our obligations to deliver additional collateral under such derivatives, as discussed under — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Derivatives and Hedging Activities and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk. Further, member and housing associate demand for certain of our products, such as letters of credit and standby bond purchase agreements, is influenced by our credit ratings and this downgrade or further downgrades of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing.

The revelation of negative information impacting us or any other FHLBank, such as material losses or increased risk of losses, could also adversely impact our cost of funds. More broadly, the revelation of negative information about housing GSEs, in general, could adversely impact us.

The housing GSEs – Fannie Mae, Freddie Mac, and the FHLBanks – issue highly rated agency debt to fund their operations. From time to time negative announcements by any of the housing GSEs concerning accounting problems, risk-management issues, and regulatory enforcement actions have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Similar announcements by the FHLBanks may contribute to this pressure on debt pricing.

One possible source of information that impacts us could come from plans for housing GSE reform. Such plans were introduced on February 11, 2011 when the U.S. Treasury and HUD proposed certain recommendations for the reform of the housing GSEs. Although the focus of those recommendations is on Fannie Mae and Freddie Mac, the proposal includes certain recommendations for the FHLBanks. The recommendations or other plans could result in market uncertainty regarding the status of U.S. federal government support of housing GSEs, in general, including the FHLBanks, and our cost of financing could be adversely impacted as a result. For additional information about plans for housing GSE reform, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — Housing GSE Reform.

Another source of negative information that could impact us either directly or indirectly could be from reports to Congress from the Finance Agency or its Office of Inspector General. For example, reports to Congress since 2008 from both the Finance Agency and its Office of Inspector General have noted our investments in private-label MBS and the risks resulting from those investments, although we have separately disclosed those investments and related risks as in this and prior reports as appropriate.

Any such negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates the spreads we earn would fall and our results of operations would be adversely impacted. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members, and the amount of new advances and our outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations.

Any inability of the Bank to access the capital markets could adversely impact our business operations, financial condition, and results of operations.

Our primary source of funds is the sale of COs in the capital markets. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond our control. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely impacted, which would thereby adversely impact our financial condition and results of operations.

An example of a factor that could adversely impact our access to the capital markets is housing GSE reform, as discussed under — Market and Liquidity Risks — Negative information about us, the FHLBanks or housing GSEs, in general, could adversely impact our cost and availability of financing.

We face competition for loan demand and loan purchases that could adversely impact results of operations.

Our primary business is providing liquidity to our members by making advances to, and purchasing mortgage loans from, our members. We compete with other sources of liquidity, including deposits, investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Many of our competitors are not subject to the same body of regulation applicable to us. This is one factor among several that may enable our competitors to offer wholesale funding on terms that we are not able to offer and that members deem more desirable than the terms we offer on our advances.

The availability to our members of different products from alternative funding sources, with terms more attractive than the terms of products we offer, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations.

For example, during 2011 and continuing into 2012, our members continued to experience high levels of deposits, which was the principal factor in the decline for demand for our advances in 2011. Demand for advances from FDIC-insured members could be further weakened by an FDIC final rule issued in February 2011 revising its assessment system that effectively increases the cost of advances to such members and thereby tends to weaken demand for advances by such members. This final rule is discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments — Other Significant Developments — FDIC Final Rule on Assessment System.

Our efforts to maintain adequate capital levels could impede our ability to generate asset growth including, but not limited to, meeting member advance requests.

We are mandated to maintain minimum regulatory capital thresholds including, but not limited to, a minimum total regulatory capital ratio of 4.0 percent, which is a percentage equal to permanent capital divided by total assets. As a condition for borrowing advances from us, members are required to invest in capital stock, permitting members to leverage their member stock investment to borrow at multiples of that stock investment. In certain scenarios, members seeking to leverage their excess stock availability may be unable to borrow at the fullest capacity if overall asset growth causes our total regulatory capital ratio to fall below 4.0 percent, even after discretionary assets, including, but not limited to, short-term investments, are disposed.

We have not required members participating in the MPF program to invest in our capital stock since November 2009. However, maintaining capital adequacy in the future may require us to re-introduce stock investment requirements for those activities, which may reduce member participation in the MPF program.

Additional declines in U.S. home prices or in activity in the U.S. housing market could adversely impact our business operations and/or financial condition.

The deterioration of the U.S. housing market and national decline in home prices, which began in 2006 and remains depressed through the date of this report, could adversely impact the financial condition of a number of our members, particularly those whose businesses are concentrated in the mortgage industry. One or more of our members may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged to us as collateral may further decrease. If a member defaulted, and we were unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses. A default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition. Our top five advances borrowing members by par value of outstanding advances to total par value of all our advances outstanding is set forth in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances on the table captioned “Top Five Advance-Borrowing Institutions.”

Further, the deterioration of the U.S. housing market and national decline in home prices could result in further increases in delinquency rates and loss severities on the mortgage loans underlying our investments in mortgages and MBS, the risks of which are discussed under — Credit Risks — We are subject to credit risk exposures related to the mortgage loans that back our MBS investments. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of those investments and — Rising delinquency rates on our investments in MPF loans could adversely impact our financial condition.

We could become liable for all or a portion of the COs of the FHLBanks, which could adversely impact our financial condition and results of operations.

Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, we are jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether we receive all or any portion of the proceeds from any particular issuance of COs. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, we could incur significant liability beyond our primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could adversely impact our financial condition and results of operations.

Additionally, due to our relationship with other FHLBanks, we could be impacted by events other than the default on a CO. Events that impact other FHLBanks such as member failures, capital deficiencies, and other-than-temporary impairment charges may cause the Finance Agency, at its discretion, to require an FHLBank to either provide capital to or purchase assets from another FHLBank. Our financial condition and results of operations could be adversely impacted if it were required to either so provide capital or purchase assets.

OPERATIONAL RISKS

The inability to retain key personnel could adversely impact our operations.

We rely on key personnel for many of our functions and have a relatively small size given the size and complexity of our business. Our ability to retain such personnel is important to our ability to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S. employment market improves.

We rely heavily upon information systems and other technology and any disruption or failure of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

We rely heavily on our information systems and other technology to conduct and manage our business and so failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational Risk. Additionally, most of our information systems have been co-located with a third-party service provider on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. Further, our AHP and MPF investment activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

We rely on the FHLBank of Chicago in participating in the MPF program in the FHLBank of Chicago's capacity as the MPF Provider and could be adversely impacted if the FHLBank of Chicago changed or ceased to operate the MPF program, or experienced information systems or other technological interruptions, or failures in its capacity as the MPF Provider.

As part of our business, we invest in mortgage loans through the MPF program, which is operated and administered by the FHLBank of Chicago in its role as MPF Provider. These investments account for 6.2 percent of our total assets as of December 31, 2011, and 19.5 percent of interest income for the year ended December 31, 2011. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-purchase business could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

We rely on models to value financial instruments and changes in the assumptions used could have a significant effect on our financial position, the results of operations, and the assessment of risk exposure.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying changes in assumptions are based on our best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to periodic validation by our staff and by independent parties, rapid changes in market conditions in the interim could impact our financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact our financial position and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We occupy approximately 54,000 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199 that serves as our headquarters. We also maintain 9,969 square feet of leased property for an off-site back-up facility in Westborough, Massachusetts.

We believe our properties are adequate to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

On April 20, 2011, we filed a complaint in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County, against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately

$5.8 billion. The complaint asserts claims based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, fraud by the rating agencies, and controlling person liability. We are seeking various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date), and recovery of reasonable attorneys' fees and costs of suit.

The complaint names the following defendants and their affiliates and subsidiaries and defendants under their control or controlled by affiliates or subsidiaries thereof: Bank of America Corporation; Barclays Capital Inc.; The Bear Stearns Companies LLC; Capital One Financial Corporation; Citigroup, Inc.; Countrywide Financial Corporation; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; GMAC LLC; Fitch, Inc. (Fitch); Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; The McGraw-Hill Companies, Inc.; Moody's Corporation; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; Sandler, O'Neill & Partners, L.P.; UBS Americas Inc.; WaMu Capital, Corp.; and Wells Fargo & Company.

The complaint also names various individuals due to their association and control over Lehman Brothers Holdings Inc. and its affiliates and subsidiaries and entities controlled by Lehman Brothers Holdings Inc.'s affiliates and subsidiaries (the Lehman Defendants) in connection with certain of the investments that are the subject of the complaint.

Since the complaint was filed, the defendants filed certain notices of removal to remove the case to the United States District Court for the District of Massachusetts. On March 9, 2012, our motion to remand the matter to state court was denied.  The action is currently pending in federal court.

On October 18, 2011, a notice of settlement was filed with the district court, advising it that we had reached an agreement in principle to resolve our claims against the Lehman Defendants. Our settlement agreement with the Lehman Defendants, which calls for payment to us in an amount that would not be material to our financial statements, requires certain conditions to be met before that settlement becomes final. Certain of those conditions remain outstanding. On March 9, 2012, the district court remanded the Lehman-related matter to state court where the settlement can be finalized.

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 28.1 percent of our capital stock as of December 31, 2011. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.4 percent of our capital stock as of December 31, 2011.

We from time to time are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Commitments and Contingencies — Legal Proceedings for additional information.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members. As of February 29, 2012, 461 members and two nonmembers held a total of 38.6 million shares of our Class B stock. We amended our capital plan effective January 22, 2011, the amendments, among other things, provide us with the authority to issue Class A capital stock, $100 par value per share (Class A stock) that we may issue. We have not issued and do not intend to issue Class A stock at this time.

Dividends are solely within the discretion of our board of directors. During 2010, we did not declare any dividends as we remained focused on growing retained earnings to address the challenges arising from our investments in private-label MBS, as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary. However, based on our improving financial condition, the board of directors declared modest dividends four times during 2011 as set forth in the below table. Dividend rates are quoted in the form of an interest rate, which is then applied to each member's average capital-stock-balance outstanding during the quarter to determine the dollar amount of the dividend that each member will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.
Quarterly Dividends Declared (dollars in thousands)

	2011
Dividends Declared in the Quarter Ending	Average Capital Stock (1)	Dividend Amount (2)	Annualized Dividend Rate
March 31	$3,663,477	$2,770	0.30%
June 30	3,663,271	2,800	0.31%
September 30	3,579,219	2,409	0.27%
December 31	3,579,242	2,706	0.30%
_________________________

(1)	Average capital stock amounts do not include average balances of mandatorily redeemable stock.

(2)	The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 21, 2012, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.49 percent, the approximate daily average three-month LIBOR for the fourth quarter of 2011. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2011 totaled $4.4 million and was paid on March 2, 2012. As part of that declaration, the board stated that it anticipates that it will continue to declare modest cash dividends through 2012, although a quarterly loss or a significant adverse event or trend would cause dividends to be suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2011, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach through 2012.

Dividends may be paid only from current net earnings or previously retained earnings. In accordance with the FHLBank Act and Finance Agency regulations, we may not declare a dividend if we are not in compliance with our minimum capital requirements or if we would fall below our minimum capital requirements or would not be adequately capitalized as a result of a dividend except, in this latter case, with the Director of the Finance Agency's permission. Further, we may not pay dividends to our members if the principal and interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full, or under certain circumstances, if we become a noncomplying FHLBank as that term is defined in Finance Agency regulations as a result of any inability to either comply with regulatory liquidity requirements or satisfy our current obligations. Additionally, we maintain a dividend payout restriction under which we may only pay up to 50 percent of the prior quarter's net income while our retained earnings are less than our retained earnings target, although the dividends declared in 2011 were significantly lower than this limit. Our retained earnings target is $875.0 million compared with $398.1 million in retained earnings at December 31, 2011.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2011, we had excess stock outstanding totaling $2.1 billion or 4.3 percent of our total assets.

Should we determine to issue Class A Stock, dividends declared on Class A Stock may differ from dividends declared on Class B Stock but may not exceed dividends declared on Class B Stock.

We have adopted a minimum capital level in excess of regulatory requirements to provide further protection for our capital base, this minimum capital level was adopted in January 2010. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus our retained earnings target, an amount equal to $2.9 billion at December 31, 2011. Our permanent capital level was $4.3 billion at December 31, 2011, so we were in excess of this requirement by $1.4 billion on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Since the third quarter of 2011, our capital plan and the Joint Capital Agreement have required us to allocate 20 percent of our net income to a separate restricted retained earnings account. This requirement took effect upon the satisfaction of the FHLBanks' obligations to the REFCorp, as described under Item 1 — Business — Assessments — REFCorp Assessment. The Joint Capital Agreement requires each FHLBank to make such contributions until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Amounts in the restricted retained earnings account cannot be used to pay dividends. This requirement lowers the amount of dividends we can declare until the amount required to be maintained in the restricted account is satisfied. As of December 31, 2011, $22.9 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $442.0 million at that date. For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Plan Amendments — Restricted Retained Earnings and the Joint Capital Enhancement Agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the five years ended December 31, 2011, 2010, 2009, 2008, and 2007, have been derived from our audited financial statements. Financial information is included elsewhere in this report in regard to our financial condition as of December 31, 2011 and 2010, and our results of operations for the years ended December 31, 2011, 2010, and 2009. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

SELECTED FINANCIAL DATA
(dollars in thousands)
	December 31,
	2011	2010	2009	2008	2007
Statement of Condition
Total assets	$49,968,337	$58,647,301	$62,487,000	$80,353,167	$78,200,338
Investments(1)	21,379,548	27,134,475	20,947,464	18,864,899	17,862,559
Advances	25,194,898	28,034,949	37,591,461	56,926,267	55,679,740
Mortgage loans held for portfolio, net(2)	3,109,223	3,245,954	3,505,975	4,153,537	4,091,314
Deposits and other borrowings	654,246	745,521	772,457	611,070	713,126
Consolidated obligations:
Bonds	29,879,460	35,102,750	35,409,147	32,254,002	30,421,987
Discount notes	14,651,793	18,524,841	22,277,685	42,472,266	42,988,169
Total consolidated obligations	44,531,253	53,627,591	57,686,832	74,726,268	73,410,156
Mandatorily redeemable capital stock	227,429	90,077	90,896	93,406	31,808
Class B capital stock outstanding-putable(3)	3,625,348	3,664,425	3,643,101	3,584,720	3,163,793
Unrestricted retained earnings	375,158	249,191	142,606	(19,749)	225,922
Restricted retained earnings	22,939	—	—	—	—
Total retained earnings (accumulated deficit)	398,097	249,191	142,606	(19,749)	225,922
Accumulated other comprehensive (loss) income	(534,411)	(638,111)	(1,021,649)	(134,746)	(2,201)
Total capital	3,489,034	3,275,505	2,764,058	3,430,225	3,387,514
Results of Operations
Net interest income	$305,976	$297,583	$311,714	$332,667	$312,446
Provision for credit losses	(831)	6,701	1,750	225	(9)
Net impairment losses on held-to-maturity securities recognized in earnings	(77,067)	(84,762)	(444,068)	(381,745)	—
Other income (loss)	23,841	(1,482)	7,421	(10,215)	11,137
Other expense	65,099	59,564	60,068	56,308	53,618
AHP and REFCorp assessments (4)	28,890	38,489	—	—	71,740
Net income (loss)	159,592	106,585	(186,751)	(115,826)	198,234
Other Information
Dividends declared	$10,686	$—	$—	$129,845	$159,616
Dividend payout ratio(5)	6.70%	N/A	N/A	N/A	80.52%
Weighted-average dividend rate(6)	0.30	N/A	N/A	3.86%	6.62
Return on average equity(7)	4.73	3.52%	(6.49)%	(3.17)	6.96
Return on average assets	0.30	0.17	(0.27)	(0.14)	0.30
Net interest margin(8)	0.58	0.47	0.44	0.41	0.48
Average equity to average assets	6.41	4.81	4.09	4.42	4.35
Total regulatory capital ratio(9)	8.51	6.83	6.20	4.55	4.37
_______________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)	The allowance for credit losses amounted to $7.8 million, $8.7 million, $2.1 million, $350,000, and $125,000 for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

(3)	Capital stock is putable at the option of a member, subject to applicable restrictions.

(4)	The FHLBanks satisfied their obligation to REFCorp in the second quarter of 2011, as discussed under Item 1 — Business — Assessments — REFCorp Assessment.

(5)	The dividend payout ratio for 2010, 2009, and 2008 is not meaningful.

(6)	Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.

(7)
Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive (loss) income and total retained earnings (accumulated deficit).

(8)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(9)
Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Capital

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors and the risks below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Forward-looking statements in this report include, among others, our expectations for:

•	income, retained earnings, and dividend payouts;

•	repurchases of excess stock;

•	credit losses on advances and investments in mortgage loans and ABS, particularly private-label MBS;

•	balance-sheet changes and components thereof, such as changes in advances balances and the size of our portfolio of investments in mortgage loans;

•	our retained earnings target; and

•	the interest rate environment in which we do business.
Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

•	changes in interest rates, housing prices, employment rates, and the general economy;

•	changes in the size of the residential mortgage market;

•	changes in demand for our advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

•
the willingness of our members to do business with us despite the absence of dividend payments from November 2008 until February 2011, modest dividend payments since that time, and only limited repurchases of excess stock;

•	changes in the financial health of our members;

•	insolvencies of our members;

•	increases in borrower defaults on mortgage loans;

•
deterioration in the credit performance of our private-label MBS portfolio beyond forecasted assumptions concerning loan default rates, loss severities, and prepayment speeds resulting in the realization of additional other-than-temporary impairment charges;

•	deterioration in the credit performance of our investments in mortgage loans and increases in loss severities from those investments;

•	an increase in advance prepayments as a result of changes in interest rates or other factors;

•
the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for obligations of our members and counterparties to interest-rate-exchange agreements and similar agreements;

•	political events, including legislative, regulatory, judicial, or other developments that affect us, our members, counterparties, and/or investors in COs;

•
competitive forces including, without limitation, other sources of funding available to our members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;

•	the pace of technological change and our ability to develop and support technology and information systems sufficient to manage the risks of our business effectively;

•	the loss of large members through mergers and similar activities;

•	changes in investor demand for COs and/or the terms of interest-rate-exchange-agreements and similar agreements;

•	the timing and volume of market activity;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities, including, but not limited to, private-label MBS;

•
the ability to introduce new (or adequately adapt current) products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	the availability of derivative financial instruments of the types and in the quantities needed for risk-management purposes from acceptable counterparties;

•	the realization of losses arising from litigation filed against us or one or more of the other FHLBanks;

•	the realization of losses arising from our joint and several liability on COs;

•	inflation or deflation;

•
issues and events across the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, our financial obligations with respect to COs, our ability to access the capital markets, the manner in which we operate, or the organization and structure of the FHLBank System;

•	significant business disruptions resulting from natural or other disasters, acts of war or terrorism; and

•	the effect of new accounting standards, including the development of supporting systems.

These risk factors are not exhaustive. We operate in a changing economic and regulatory environment, and new risk factors will emerge from time to time. We cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, could cause actual results to differ materially from those implied by any forward-looking statements.

EXECUTIVE SUMMARY

We recognized net income of $159.6 million for the year ended December 31, 2011, versus $106.6 million for the same period in 2010. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $77.1 million for the year ended December 31, 2011, compared with such credit losses of $84.8 million for the comparable period of 2010. Additionally:

•	retained earnings increased from $249.2 million at December 31, 2010, to $398.1 million at December 31, 2011;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $621.5 million at December 31, 2010, to an accumulated deficit of $451.0 million at December 31, 2011; and

•	we continue to be in compliance with all regulatory capital requirements, as of December 31, 2011.

Our improving financial condition is reflected in our growth in retained earnings and reduction in credit losses from our investments in private-label MBS. This improvement has permitted us to:

•	declare modest dividends throughout 2011, as discussed in Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	allocate $16.1 million to fund the AHP for 2012; and

•	conduct a partial repurchase of excess stock, as discussed below.

Notwithstanding the improvement in our financial condition, we continue to face certain challenges, the foremost of which arise from our investments in private-label MBS, the level of our advances balances, and the continuing, prolonged low-interest rate environment. We believe that these factors are likely to have a significant negative impact on future earnings, as discussed in greater detail below. Accordingly, we continue our moratorium on excess stock repurchases, except in limited instances of insolvency, and expect that the limited repurchase of excess stock conducted on March 9, 2012, will be our only repurchase of excess stock in 2012.

•
Investments in Private-Label MBS. Although the amortized cost of our total investments in private-label MBS has fallen to $2.0 billion at December 31, 2011, compared with $6.4 billion at September 30, 2007, additional losses from that portfolio are possible. We have determined that 112 of our private-label MBS, representing an aggregated par value of $2.0 billion, incurred additional other-than-temporary impairment credit losses of $77.1 million for the year ended December 31, 2011. Given the ongoing deterioration in the performance of many Alt-A mortgage loans originated in the period from 2005 to 2007, which comprise a significant portion of loans backing the private-label MBS that we own, we continue to update our modeling assumptions to reflect current developments in loan performance and attendant forecasts. Despite some signs of economic recovery observed in recent periods, many of the factors impacting the underlying loans continue to show little if any improvement. Such factors include elevated unemployment rates, extremely high levels of foreclosures and troubled real estate loans, projections of further declines in house prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages.

Further, certain federal programs (and proposed programs) intended to assist borrowers, as well as foreclosure moratoriums by several major mortgage servicers based on potential, widespread foreclosure deficiencies and related developments could result in further losses. For example, foreclosure moratoria impacting the mortgages underlying our investments in private-label MBS could result in loss severities beyond current expectations should the impact of such moratoria be even more prolonged, further disrupting cash flows from impacted securities and further depression in real estate prices. We also note the increasing number of investor demands on issuers and originators of private-label MBS for the repurchase of underlying mortgage loans that do not conform with the applicable representations and warranties and related lawsuits. Consistent with those developments, we have filed a lawsuit against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in private-label MBS, as detailed in Item 3 — Legal Developments. We continue to monitor developments in these areas, including the recently announced settlement between five large mortgage servicers and the federal government and 49 of the state attorneys general to assess the potential impact of relevant developments on our investments, including private-label MBS and mortgage loans, as well as on our securities and loan collateral and on the creditworthiness of any of our members that could be impacted by these issues. Certain related developments are discussed in greater detail under — Legislative and Regulatory Developments — Home Affordable Refinance Program and Other Foreclosure Efforts.

Based on the foregoing and similar developments, we have updated our private-label MBS loss projection model resulting in a change in the timing of projected borrower defaults that we believe better reflects longer foreclosure and property liquidation timelines. We now project borrower defaults and collateral losses to occur over a longer time period compared to our prior projections. This change has impacted the amount and timing of security-level projected losses, although the specific impact of the change varies according to the waterfall structure of each security. In general, these timing changes caused credit charges to be somewhat lower than they would have been without the updated timing effects.

•
Decline in Advances Balances. The outstanding par balance of advances to members declined from $27.4 billion at December 31, 2010, to $24.6 billion at December 31, 2011. This reduction is primarily attributable to the high levels of deposits that members continue to experience relative to historical norms. Deposits serve as liquidity alternatives to advances. This reduction in demand for advances has occurred across our membership including among our five largest borrowers of advances, as discussed under — Financial Condition — Advances. We do not expect advances balances to rise so long as deposit levels at members remain high in the absence of any other changes that would influence demand for advances. The decline in our advances balances since December 31, 2008, is likely to negatively impact future earnings particularly given the low-interest rate environment discussed below because reinvestment opportunities are not as profitable in such an environment.

This continuing trend in declining advances balances is illustrated by the following graph of quarter-end total advances balances:

•
Continuing and Prolonged Low-Interest Rate Environment. We continue to operate in a prolonged, historically low-interest rate environment. The Federal Reserve has taken several measures intended to maintain low interest rates and on January 25, 2012, announced that it expects that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. Further, the Federal Reserve has implemented and continues “Operation Twist” pursuant to which the Federal Reserve takes steps to hold down longer-term interest rates through purchases of longer-dated assets and sales of shorter-dated assets. The Federal Reserve could continue these or effect other programs that are intended to maintain a low interest-rate environment for a period that cannot be known. Based on these measures as well as other systemic events, such as the European sovereign debt crisis, we believe the low-interest rate environment is likely to continue through short- and mid-term horizons. A prolonged low-interest rate environment would likely adversely impact us in various ways, including through members increasing their reliance on short-term advances in lieu of longer-term advances to enhance their own net interest margins; lower market yields on investments, including money market investments in which the Bank's capital is deployed; and faster prepayments on our investments, including MPF loans, with resultant reinvestment risk. Accordingly, our net income and, in turn, our financial condition and results of operations, are likely to be adversely impacted by a prolonged low-interest rate environment. However, we could also experience increased demand for advances if a prolonged low-interest rate environment results in increased business activity with associated demand for loans from our members that choose to fund such loans with advances. Increased demand for medium- and long-term advances would tend to increase net interest income and could offset some of the adverse impact of a prolonged low-interest rate environment on investment income.

Other significant trends and developments include the following:

•
Partial Repurchase of Excess Stock. On March 9, 2012, we conducted a partial repurchase of excess stock in the aggregate amount of $250.0 million based on a targeted amount of $250.0 million. We employed a two-step method to allocate the repurchase among holders of excess shares, with the intention of reducing the number of shareholders in an excess position after the repurchase. The first step was to repurchase excess stock from each shareholder with an excess in an amount equal to the lesser of the par value of each shareholder's excess stock and $100,000. The sum of the amounts repurchased in this step was deducted from the $250.0 million target, leaving a residual target amount of $212.2 million. We then repurchased an amount of remaining excess shares from each shareholder with an excess that was equal to the ratio of a shareholder's remaining excess share balance to the total of all shareholders' excess share balances, multiplied by the residual target amount. We do not expect to conduct additional repurchases of excess stock during 2012 other than in certain limited instances of insolvency (if at all). We will consider whether and how to conduct other repurchases of excess stock as part of our 2013 business planning process later this year. Our decision will be based on our projections for economic conditions as well as our financial condition at that time.

•	Strong Net Interest Margin. We continue to achieve a favorable net interest margin, which mitigates to some extent the decrease in advances balances. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the year ended December 31, 2011, was 0.58 percent, an 11 basis point increase from net interest margin for the year ended December 31, 2010. Prepayment-fee income was an important contributor to net interest margin for the periods ended December 31, 2011 as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial and atypical contribution to our net income that should not be counted on to recur every year. Further, the increase in net interest margin was achieved despite the historically low-interest rate environment due in part to a relatively steeper interest-rate yield curve and continued demand for COs in the face of shrinking supply. In particular, as interest rates remained at historically low levels, we also continued to benefit from having refinanced callable debt used to fund our fixed-rate residential mortgage loans in prior periods as interest rates fell, due in part to the fact that prepayment and refinancing activity in that loan portfolio has been muted relative to our expectations at the time we acquired the loans. During the 12 months ended December 31, 2011, we exercised redemption options on $2.6 billion of callable bonds that were not swapped to a floating rate coupon. Of this amount, $1.6 billion was concentrated during the three months ended September 30, 2011. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected.

•
Notwithstanding our success in achieving strong net interest margin and strong net interest spread for the year, we expect these measurements to weaken in 2012 based on the sustained low-interest rate environment noted above combined with the fact that we are exhausting our opportunities to redeem and refinance debt, while our seasoned investments in MPF loans will continue to amortize.

•
Credit Rating Agency Developments. On August 8, 2011, S&P downgraded our long-term credit rating to AA+ with a negative outlook based on its downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook. This and other credit rating agency developments have occurred during the period covered by this report and have possible adverse implications for us as discussed more fully under — Credit Rating Agency Developments.

•
Satisfaction of the REFCorp Obligation. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their obligation to make payments to REFCorp with their payment based on their results as of June 30, 2011. Until this time, we had been obligated to make payments to REFCorp in the amount of 20 percent of net earnings after AHP expenses. The REFCorp obligation is more fully described under Item 1 — Business — Assessments — REFCorp Assessment.

•
Net Income Allocation Requirements under the Joint Capital Agreement and Related Amendments to our Capital Plan. The FHLBanks entered into the Joint Capital Agreement as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Due to the satisfaction of the REFCorp obligation, the Joint Capital Agreement, among other things, obligated each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income to a restricted retained earnings account beginning with the quarter ended September 30, 2011. In accordance with the Joint Capital Agreement, we amended our capital plan effective on September 5, 2011 to add the restricted retained earnings allocation requirements to it. The capital plan amendments and the Joint Capital Agreement as well as other amendments to our capital plan during the period covered by this report are described under — Liquidity and Capital Resources — Capital Plan Amendments — Restricted Retained Earnings and the Joint Capital Agreement.

•
Regulatory Developments under the Dodd-Frank Act. Various regulations have been proposed and finalized pursuant to the Dodd-Frank Act that have impacted and are likely to continue to impact our business operations, funding costs, obligations, and/or the environment in which we carry out our mission. For example, we expect regulations proposed by the CFTC under the Dodd-Frank Act, including such regulations proposed during the period covered by this report, to impact our derivative activities. Taking steps to comply with these regulations has resulted in and is expected to continue to result in incremental costs and operational burdens on us in complying with those regulations. For additional information on the Dodd-Frank Act's possible impact on us, see — Legislative and Regulatory Developments.

•
Move to New Headquarters. We moved to our new headquarters located in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts in November 2011 and co-located our data center on the premises of a third party vendor in September 2011 without any interruptions in the products and services we offer or disruptions to our membership.

•
Key Changes in Our Management. On January 5, 2012, Earl W. Baucom, executive vice president and chief operations officer, announced his retirement, which will be effective on May 15, 2012. We have already re-allocated some of Mr.

Baucom's responsibilities in advance of his retirement.

On February 24, 2012, Thomas C. Wolf, first vice president and chief technology officer, resigned. We have re-allocated Mr. Wolf's responsibilities internally and have commenced a search for a successor, who is expected to assume the remainder of Mr. Baucom's current responsibilities.

Financial Market Conditions

Our primary source of revenues is derived from net interest income from advances, investments, and mortgage loans. The volumes and yields of these interest-earning assets are primarily impacted by economic conditions, market-interest rates, and other factors such as competition.

Key Market Interest Rates
The level of interest rates during a reporting period impacts our earnings, primarily due to the short-term structure of earning assets and the impact of interest rates on invested shareholder capital. We note the continuing and prolonged historically low interest-rate environment, as demonstrated by the above chart. We expect the low interest rate environment to persist, and, accordingly, we expect future earnings over foreseeable horizons to be adversely impacted, in each case as discussed in greater detail under — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment. As of December 31, 2011, approximately 22.1 percent of the outstanding advances had stated original maturities of less than one year. As of December 31, 2010, approximately 12.9 percent of outstanding advances had original maturities of less than one year.

The level of interest rates also directly affects our earnings on invested shareholder capital. Because we generally operate at relatively low, but stable, net spreads between the yield earned on assets and the cost of liabilities, a relatively high proportion of net interest income is generated from the investment of proceeds from our members' purchases of our stock. Because a high proportion of our assets are short-term, have variable coupons, or are hedged with interest-rate exchange agreements on which we receive a floating rate, changes in short-term asset yields tend to have a relatively significant effect on our net income.

Heightened Credit Risk from Mortgage Loans. The broad-based deterioration of credit performance of residential mortgage loans and the accompanying decline in residential real estate values in many parts of the nation increase the level of credit risk to which we are exposed due to certain of our activities, including:

•	making advances;

•	investing in mortgage loans through the MPF program;

•	investing in mortgage-related, such as MBS, and other securities, and

•	derivatives activities directly with non-member financial institutions

These risks are discussed under — Financial Condition — Advances Credit Risk, — Financial Condition — Investments Credit Risk, and — Financial Condition — Mortgage Loans Credit Risk.

Our risk exposure to these areas is elevated in the current environment and is likely to remain so in 2012.

European Sovereign Debt Crisis. We do not believe that this crisis is likely to have a material impact on our results of operations or financial condition for the reasons discussed below, other than through its contribution to the low-interest rate environment, as discussed under — Executive Summary, and through the crisis's contribution to investor demand for our COs, as discussed under — Liquidity and Capital Resources — Liquidity — Financial Conditions for Consolidated Obligations.

We do not, as a matter of current business practice, have material exposure to any sovereign or local government in the eurozone, which is an economic and monetary union of 17 European Union member states that have adopted the euro as their common currency, nor do we have any material exposure to any eurozone non-financial corporation. We do invest in unsecured short-dated money-market instruments issued by some eurozone-domiciled financial institutions. These instruments, which represent the short-term investment of our liquidity, are maintained to support any unanticipated demand for advances from our members. These unsecured money-market counterparties are limited to some highly rated (single-A or higher) eurozone financial institutions domiciled in Austria, Belgium, France, Finland, Germany, and the Netherlands. As of December 31, 2011, we had no secured money-market counterparties domiciled in the eurozone. Both secured and unsecured money-market transactions are done on an uncommitted basis only. We also engage in derivatives transactions with some highly rated eurozone financial institutions (single-A or higher) domiciled in some of those same countries noted above. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged to counterparties by us. On December 31, 2011, we had total unsecured money market exposure in the amount of $420.0 million in this way to two eurozone financial institutions, and this was limited to an overnight exposure. We had no unsecured derivatives exposure to any eurozone financial institution on December 31, 2011. Our maximum unsecured derivatives exposure to any eurozone financial institution was $32.5 million during the quarter ended December 31, 2011. Our maximum unsecured exposure (whether arising through short-term investments, derivatives transactions or any other way) to any single eurozone financial institution was $632.6 million during the quarter ended December 31, 2011.

As safeguards intended to protect against unanticipated exposures arising from possible contagion of the crisis impacting eurozone financial institutions with which we occasionally have exposures, we:

•	currently limit unsecured money-market transactions to eurozone financial institutions to overnight investments only; and

•	actively manage our money-market limits and, due to the uncommitted basis on which we invest in these markets, we are able to reduce or suspend these limits when changed conditions may warrant.

For additional information on the credit risks from our short-term investments and derivatives transactions and our management of those risks, see — Financial Condition — Investments — Investments Credit Risk and — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk.

We note that we are not dependent on unsecured money-market investments with eurozone financial institutions for the short-term investment of our liquidity because we can alternatively invest such funds via secured money-market transactions, typically in the form of reverse repurchase agreements, with U.S.-domiciled counterparties.

The crisis also has the potential to cause advances demand to change depending on how our members are impacted. However, we are unable to predict what such a change in overall advances demand could be. For example, some members' needs for advances could rise if such member's alternative liquidity sources become unavailable due to the crisis while other members could have less need for advances if overall economic activity falls as a result of the crisis.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2011, versus the year ended December 31, 2010

For the years ended December 31, 2011 and 2010, we recognized net income of $159.6 million and $106.6 million, respectively. This $53.0 million increase was driven by a $12.8 million realized net gain from the sale of available-for-sale securities, a $12.2 million increase in unrealized gains on trading securities, a $9.6 million decrease in assessments, an $8.5 million realized gain from sale of held-to-maturity securities, a $12.2 million increase in prepayment fee income which has contributed to an $8.4 million increase in net interest income, a decrease of $7.7 million in other-than-temporary impairment losses of certain private-label MBS and a $7.5 million reduction to the provision for credit losses. These improvements were partially offset by an increase of $9.4 million in net losses on derivatives and hedging activities, and a $3.3 million increase in other expenses.

Net Interest Income

Net interest income for the year ended December 31, 2011, was $306.0 million, compared with $297.6 million for the same period in 2010. This increase was primarily attributable to the $12.2 million increase in prepayment fee income, which contributed to an increase of 8 basis points in the yield on interest-earning assets to 1.46 percent. In addition, the average cost of interest-bearing liabilities decreased 3 basis points to 0.95 percent.

Net interest margin for the year ended December 31, 2011, in comparison with the same period in 2010, increased to 58 basis points from 47 basis points, and net interest spread increased to 51 basis points from 40 basis points for the same period in 2010. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $10.6 billion from $63.0 billion for year ended December 31, 2010, to $52.4 billion for the year ended December 31, 2011.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities.

Net Interest Spread and Margin (dollars in thousands)

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield	Average Balance	Interest Income / Expense	Average Yield
Assets
Advances	$25,448,499	$356,897	1.40%	$33,162,431	$426,274	1.29%	$43,330,465	$677,709	1.56%
Interest-bearing deposits	215	—	0.31	111	—	0.10	4,256,319	10,855	0.26
Securities purchased under agreements to resell	2,837,260	3,574	0.13	2,808,630	6,002	0.21	2,141,781	4,795	0.22
Federal funds sold	5,073,751	6,518	0.13	6,331,871	12,210	0.19	5,731,424	9,624	0.17
Investment securities(1)	15,890,188	248,738	1.57	17,383,830	260,002	1.50	11,216,298	251,231	2.24
Mortgage loans	3,150,409	149,260	4.74	3,343,508	166,024	4.97	3,851,510	193,761	5.03
Other earning assets	1,173	2	0.09	274	1	0.36	693	1	0.14
Total interest-earning assets	52,401,495	764,989	1.46%	63,030,655	870,513	1.38%	70,528,490	1,147,976	1.63%
Other non-interest-earning assets	500,156			543,093			561,120
Fair-value adjustments on investment securities	(308,767)			(618,297)			(769,436)
Total assets	$52,592,884	$764,989	1.45%	$62,955,451	$870,513	1.38%	$70,320,174	$1,147,976	1.63%
Liabilities and capital
Consolidated obligations
Discount notes	$13,352,326	$9,510	0.07%	$20,198,333	$30,325	0.15%	$32,600,682	$153,094	0.47%
Bonds	33,799,256	448,537	1.33	37,662,846	541,896	1.44	32,384,864	682,336	2.11
Deposits	775,882	242	0.03	749,664	697	0.09	761,711	667	0.09
Mandatorily redeemable capital stock	188,128	721	0.38	88,722	—	—	91,136	—	—
Other borrowings	2,402	3	0.12	8,011	12	0.15	145,948	165	0.11
Total interest-bearing liabilities	48,117,994	459,013	0.95%	58,707,576	572,930	0.98%	65,984,341	836,262	1.27%
Other non-interest-bearing liabilities	1,102,783			1,217,920			1,457,646
Total capital	3,372,107			3,029,955			2,878,187
Total liabilities and capital	$52,592,884	$459,013	0.87%	$62,955,451	$572,930	0.91%	$70,320,174	$836,262	1.19%
Net interest income		$305,976			$297,583			$311,714
Net interest spread			0.51%			0.40%			0.36%
Net interest margin			0.58%			0.47%			0.44%
_________________________
(1)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the years ended December 31, 2011 and 2010. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Years Ended December 31, 2011 vs. 2010			For the Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(105,643)	$36,266	$(69,377)	$(142,928)	$(108,507)	$(251,435)
Interest-bearing deposits	—	—	—	(5,427)	(5,428)	(10,855)
Securities purchased under agreements to resell	61	(2,489)	(2,428)	1,434	(227)	1,207
Federal funds sold	(2,124)	(3,568)	(5,692)	1,070	1,516	2,586
Investment securities	(23,015)	11,751	(11,264)	109,533	(100,762)	8,771
Mortgage loans	(9,343)	(7,421)	(16,764)	(25,255)	(2,482)	(27,737)
Other earning assets	2	(1)	1	(1)	1	—
Total interest income	(140,062)	34,538	(105,524)	(61,574)	(215,889)	(277,463)
Interest expense
Consolidated obligations
Discount notes	(8,160)	(12,655)	(20,815)	(44,032)	(78,737)	(122,769)
Bonds	(53,133)	(40,226)	(93,359)	99,234	(239,674)	(140,440)
Deposits	24	(479)	(455)	(11)	41	30
Mandatorily redeemable capital stock	—	721	721	—	—	—
Other borrowings	(7)	(2)	(9)	(194)	41	(153)
Total interest expense	(61,276)	(52,641)	(113,917)	54,997	(318,329)	(263,332)
Change in net interest income	$(78,786)	$87,179	$8,393	$(116,571)	$102,440	$(14,131)

The average balance of total advances decreased $7.7 billion, or 23.3 percent, for the year ended December 31, 2011, compared with the same period in 2010. The trend of decreasing member demand for advances is discussed under — Executive Summary — Decline in Advances Balances. The following table summarizes average balances of advances outstanding during the years ending December 31, 2011 and 2010, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Year Ended December 31,
	2011 Average Balance	2010 Average Balance	2009 Average Balance
Fixed-rate advances—par value
Long-term	$10,833,179	$10,800,850	$11,562,867
Putable	5,407,518	7,775,062	8,872,953
Short-term	2,289,455	7,111,880	14,613,672
Amortizing	1,547,601	1,936,839	2,388,128
Overnight	353,098	384,302	820,160
Expander	10,137	2,328	—
Callable	5,505	11,500	10,077
Fixed-rate plus cap	5,123	—	—
	20,451,616	28,022,761	38,267,857

Variable-rate indexed advances—par value
Simple variable	4,359,926	4,381,189	4,166,691
Overnight	9,019	11,388	21,702
Floating rate advances with embedded caps and / or floors	10,860	6,760	21,391
	4,379,805	4,399,337	4,209,784
Total average par value	24,831,421	32,422,098	42,477,641
Net premiums and (discounts)	8,598	3,666	(12,443)
Hedging adjustments	608,480	736,667	865,267
Total average balance of advances	$25,448,499	$33,162,431	$43,330,465

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 25.1 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $15.2 billion for the year ended December 31, 2011, representing 61.0 percent of the total average balance of advances outstanding during the year ended December 31, 2011. The average balance of all such advances totaled $23.5 billion for the year ended December 31, 2010, representing 72.5 percent of the total average balance of advances outstanding during the year ended December 31, 2010.

During the years ended December 31, 2011 and 2010, advances totaling $1.7 billion and $4.3 billion were prepaid, respectively.
For the years ended December 31, 2011 and 2010, net prepayment fees on advances were $28.4 million and $17.7 million, respectively. For the years ended December 31, 2011 and 2010, prepayment fees on investments were $1.7 million and $174,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates. We consider the prepayment fee income we received in 2011 to have made a substantial and atypical contribution to our results, as discussed under — Executive Summary — Strong Net Interest Margin.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Year Ended December 31,
	2011		2010		2009
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Advances	$328,467	1.29%	$408,578	1.23%	$664,647	1.53%
Investment securities	247,086	1.55	259,828	1.49	250,437	2.23
Total interest-earning assets	734,907	1.40	852,643	1.35	1,134,120	1.61

Net interest income	275,894		279,713		297,858
Net interest spread		0.45%		0.37%		0.34%
Net interest margin		0.53%		0.44%		0.42%

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.2 billion, or 13.4 percent, for the year ended December 31, 2011, compared with the same period in 2010. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the year ended December 31, 2011, average balances of federal funds sold decreased $1.3 billion and average balances of securities purchased under agreements to resell increased $28.6 million in comparison with the year ended December 31, 2010.

Average investment-securities balances decreased $1.5 billion or 8.6 percent for the year ended December 31, 2011, compared with the same period in 2010, which occurred in the following investment categories:

•	$969.2 million decline in certificates of deposit;

•	$302.1 million decline in corporate bonds;

•	$141.1 million decline in MBS; and

•	$70.0 million decline in agency and supranational institutions.

These declines reflect management's intent to maintain our investments at a level approximately equal to or less than 50 percent of total assets, as discussed under — Financial Condition — Investments, as well as efforts to reduce exposure to unsecured counterparty credit risk, as discussed under — Financial Condition — Investments — Credit Risk for additional information.

The average aggregate balance of our investments in mortgage loans for the year ended December 31, 2011, were $193.1 million lower than the average aggregate balance of these investments for the year ended December 31, 2010, representing a decrease of 5.8 percent. The following table provides a summary of the interest income from our investments in mortgage loans for the years ended December 31, 2011, 2010 and 2009.

Composition of the Yields on Mortgage Loans (dollars in thousands)

	For the Year Ended December 31,
	2011		2010		2009
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Coupon accrual	$157,189	4.99%	$173,595	5.19%	$203,542	5.28%
Net premium/discount amortization	(4,857)	(0.15)	(4,183)	(0.12)	(5,792)	(0.15)
Credit-enhancement fees	(3,072)	(0.10)	(3,388)	(0.10)	(3,989)	(0.10)
Total interest income	$149,260	4.74%	$166,024	4.97%	$193,761	5.03%

Average CO balances decreased $10.7 billion, or 18.5 percent, for the year ended December 31, 2011, compared with the same period in 2010, resulting from our reduced funding needs principally due to the decline in member demand for advances, as discussed under — Executive Summary — Decline in Advances Balances. This overall decline consisted of a decrease of $6.8 billion in CO discount notes and a decrease of $3.9 billion in CO bonds.

Average COs Outstanding (dollars in thousands)

	For the Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield
Overnight discount notes	$1,423,243	0.07%	$4,329,356	0.12%	$4,228,244	0.09%
Term discount notes	11,929,083	0.07	15,868,977	0.16	28,372,438	0.53
Total discount notes	13,352,326	0.07	20,198,333	0.15	32,600,682	0.47
Bonds	33,799,256	1.33	37,662,846	1.44	32,384,864	2.11
Total consolidated obligations	$47,151,582	0.97%	$57,861,179	0.99%	$64,985,546	1.29%

The average balance of term CO discount notes decreased $3.9 billion and overnight CO discount notes decreased $2.9 billion for the year ended December 31, 2011, in comparison with the same period in 2010. Average balances of CO bonds decreased $3.9 billion compared with the same period in 2010. The average balance of CO discount notes represented approximately 28.3 percent of total average COs during the year ended December 31, 2011, as compared with 34.9 percent of total average COs during the year ended December 31, 2010. The average balance of bonds represented 71.7 percent and 65.1 percent of total average COs outstanding during the years ended December 31, 2011 and 2010, respectively. The relative increase in the proportion of CO bonds as compared with total COs is due to the net decline in short-term assets, including short-term advances and money-market investments, since short-term assets are generally funded with short-term CO discount notes.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands).

	For the Year Ended December 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$511	$167	$—	$1,094	$1,772
Net interest settlements included in net interest income (2)	(279,353)	(46,837)	—	1,573	153,183	(171,434)
Total effect on net interest income	(279,353)	(46,326)	167	1,573	154,277	(169,662)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	672	488	—	—	1,186	2,346
Losses on derivatives not receiving hedge accounting	(2,352)	(26,995)	—	—	—	(29,347)
Other	—	—	2,093	—	—	2,093
Net (losses) gains on derivatives and hedging activities	(1,680)	(26,507)	2,093	—	1,186	(24,908)

Subtotal	(281,033)	(72,833)	2,260	1,573	155,463	(194,570)

Net gains on trading securities (3)	—	18,751	—	—	—	18,751
Total net effect of derivatives and hedging activities	$(281,033)	$(54,082)	$2,260	$1,573	$155,463	$(175,819)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$560	$332	$—	$2,591	$—	$3,483
Net interest settlements included in net interest income (2)	(389,351)	(50,631)	—	1,567	207,641	75	(230,699)
Total effect on net interest income	(389,351)	(50,071)	332	1,567	210,232	75	(227,216)

Net (losses) gains on derivatives and hedging activities
Gains on fair-value hedges	1,167	1,095	—	—	655	81	2,998
Losses on derivatives not receiving hedge accounting	(1,062)	(18,107)	—	—	—	—	(19,169)
Other	—	—	619	—	—	—	619
Net (losses) gains on derivatives and hedging activities	105	(17,012)	619	—	655	81	(15,552)

Subtotal	(389,246)	(67,083)	951	1,567	210,887	156	(242,768)

Net gains on trading securities (3)	—	6,722	—	—	—	—	6,722
Total net effect of derivatives and hedging activities	$(389,246)	$(60,361)	$951	$1,567	$210,887	$156	$(236,046)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Year Ended December 31, 2009
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$—	$493	$229	$—	$2,313	$40	$3,075
Net interest settlements included in net interest income (2)	(432,058)	(47,263)	—	1,458	202,398	9,037	(266,428)
Total effect on net interest income	(432,058)	(46,770)	229	1,458	204,711	9,077	(263,353)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on fair value hedges	136	1,726	—	—	(403)	68	1,527
(Losses) gains on derivatives not receiving hedge accounting	(1,168)	1,875	—	—	—	—	707
Other	—	—	(264)	—	—	—	(264)
Net (losses) gains on derivatives and hedging activities	(1,032)	3,601	(264)	—	(403)	68	1,970

Subtotal	(433,090)	(43,169)	(35)	1,458	204,308	9,145	(261,383)

Net losses on trading securities (3)	—	(467)	—	—	—	—	(467)
Total net effect of derivatives and hedging activities	$(433,090)	$(43,636)	$(35)	$1,458	$204,308	$9,145	$(261,850)
_____________________

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Includes only those gains or losses on trading securities that have an economic derivative assigned.

Net interest margin for the years ended December 31, 2011 and 2010, was 0.58 percent and 0.47 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.91 percent and 0.84 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $9.0 million and $9.5 million, respectively for the years ended December 31, 2011 and 2010.

For more information about our use of derivative instruments to manage interest-rate risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the years ended December 31, 2011 and 2010. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$2,346	$2,998	$2,404
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(1,043)	1,466	907
Trading securities	(19,322)	(11,149)	3,381
Mortgage delivery commitments	2,093	620	(264)
Net interest-accruals related to derivatives not receiving hedge accounting	(8,982)	(9,487)	(4,458)
Net (losses) gains on derivatives and hedging activities	(24,908)	(15,552)	1,970
Net impairment losses on held-to-maturity securities recognized in income	(77,067)	(84,762)	(444,068)
Loss on early extinguishment of debt	—	—	(66)
Service-fee income	8,196	7,044	4,031
Net unrealized gains (losses) on trading securities	18,830	6,644	(467)
Realized net gain from sale of available-for-sale securities	12,801	—	—
Realized gain from sale of held-to-maturity securities	8,458	—	1,970
Other	464	382	(17)
Total other loss	$(53,226)	$(86,244)	$(436,647)

As noted in the Other Income (Loss) table above, accounting for derivatives and hedged items introduces the potential for considerable timing differences between income recognition from assets or liabilities and income effects of hedging instruments entered into to mitigate interest-rate risk and cash-flow activity.

For the securities on which we recognized other-than-temporary impairment during 2011, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2011, was approximately 15.1 percent and the expected average collateral loss was approximately 31.3 percent. We recorded an other-than-temporary impairment related to a credit loss of $3.5 million during the fourth quarter of 2011 while the credit loss for the year ended December 31, 2011 totaled $77.1 million.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the years ending December 31, 2011 and 2010, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the year	$(16,847)	$16,708	$(139)	$(28,278)	$27,977	$(301)
Securities impaired prior to the beginning of the year	(36,197)	(40,731)	(76,928)	(20,693)	(63,768)	(84,461)
Total other-than-temporarily impaired securities	$(53,044)	$(24,023)	$(77,067)	$(48,971)	$(35,791)	$(84,762)

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the year ending December 31, 2011 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Item 3 - Legal Proceedings. Our complaint asserts among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance, as well as other statements about the securities, are inaccurate.

	At December 31, 2011				For the Year Ended December 31, 2011
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$72,867	$62,113	$46,131	$48,620	$(3,722)
Private-label residential MBS - Alt-A	1,942,119	1,422,820	998,621	959,020	(73,177)
ABS backed by home equity loans – Subprime	5,735	5,057	3,827	3,838	(168)
Total other-than-temporarily impaired securities	$2,020,721	$1,489,990	$1,048,579	$1,011,478	$(77,067)

See Item 8 — Notes to the Financial Statements — Note 7 — Held-to-Maturity Securities, Note 8 — Other-Than-Temporary Impairment, and — Investments Credit Risk below for additional detail and analysis of the portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the years ended December 31, 2011 and 2010, we recorded net unrealized gains on trading securities of $18.8 million and $6.6 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $19.3 million and $11.1 million for the years ended December 31, 2011 and 2010, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $7.7 million and $7.0 million for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we realized a gain of $8.5 million on the sale of held-to-maturity securities issued by GSEs, which had a carrying value of $366.7 million. These securities were sold back to the securities dealer that sold them to us because the securities delivered did not conform to the terms of the purchase agreement. The sale is an isolated and unusual event that could not have been reasonably anticipated. Therefore, the sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

For the year ended December 31, 2011, compensation and benefits expense and other operating expenses amounted to $52.9 million, an increase of $1.6 million from the December 31, 2010 amount of $51.3 million. The $1.6 million increase is attributable to an increase of $1.7 million in other operating expenses offset by a $96,000 reduction in compensation and benefits expense. The $1.7 million increase in other operating expenses is primarily due to a $1.2 million increase in professional fees and a $815,000 increase in contractual services. These increase were primarily the result of expenses relating to the move to our new headquarters and the co-location of our data center on the premises of a third party vendor.

Our share of the costs and expenses of operating the Finance Agency and the Office of Finance totaled $7.7 million and $7.1 million for the years ended December 31, 2011 and 2010, respectively.

Comparison of the year ended December 31, 2010, versus the year ended December 31, 2009

For the years ended December 31, 2010 and 2009, we recognized net income of $106.6 million and a net loss of $186.8 million, respectively. This $293.3 million increase in net income was primarily driven by a decrease of $359.3 million in other-than-temporary impairment losses of certain private-label MBS. Other drivers of the year-over-year improvement include a $7.1 million increase in net unrealized gains on trading securities, and a decrease of $1.8 million in total compensation and benefits and other operating expenses. These increases to net income were partially offset by a decrease of $14.1 million in net interest income, a $5.0 million increase in the provision for credit losses, an increase of $17.5 million in net losses on derivatives and hedging activities, and a $38.5 million increase in AHP and REFCorp assessments. AHP and REFCorp assessments are based on annual net income and there were no such assessments for the year ended December 31, 2009, due to the net loss in that year. For additional information on these assessments, see Item 1 — Business — Assessments.

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

Putable advances that are classified as fixed-rate advances are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 35.6 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of these advances totaled $23.5 billion for the year ended December 31, 2010, representing 72.5 percent of the total average balance of advances outstanding during the year ended December 31, 2010. The average balance of these advances totaled $33.3 billion for the year ended December 31, 2009, representing 78.5 percent of the total average balance of advances outstanding during the year ended December 31, 2009.

For the year ended December 31, 2010 and 2009, net prepayment fees on advances were $17.7 million and $13.1 million, respectively. For the year ended December 31, 2010 and 2009, prepayment fees on investments were $174,000 and $794,000, respectively.

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $3.0 billion, or 24.6 percent, for the year ended December 31, 2010, from the average balances for the year ended December 31, 2009. The lower average balances for the year ended December 31, 2010, resulted from the decline of $4.3 billion in interest-bearing deposits with the Federal Reserve Bank of Boston. The interest-bearing deposits with the Federal Reserve Bank of Boston were substantially withdrawn after July 2, 2009, at which time the Federal Reserve Banks stopped paying interest on excess balances held by nonmember institutions in accordance with an amendment to the Federal Reserve's Regulation D. The yield earned on short-term money-market investments is tied directly to short-term market-interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. In 2010 there was an increase of $666.8 million in securities purchased under agreements to resell and a $600.4 million increase in federal funds sold.

Average investment-securities balances increased $6.2 billion or 55.0 percent for the year ended December 31, 2010, compared with the year ended December 31, 2009. This increase was partially due to a $2.3 billion increase in average trading securities due to purchases of certificates of deposit, a $5.2 billion increase in average available-for-sale securities due to purchases of certificates of deposit, GSE debentures, corporate bonds and GSE MBS. These increases were partially offset by a $1.3 billion decrease in average held-to-maturity securities mainly due to a reduction in certificates of deposit and MBS.

The average aggregate balance of our investments in mortgage loans for the year ended December 31, 2010, were $508.0 million lower than the average aggregate balance of these investments for the year ended December 31, 2009, representing a decrease of 13.2 percent. The yield on the mortgage loan portfolio was 4.97 percent and 5.03 percent for the years ended December 31, 2010 and 2009.

Average CO balances decreased $7.1 billion, or 11.0 percent, for the year ended December 31, 2010, compared with the same period in 2009, resulting from reduced funding needs principally due to the decline in member demand for advances. This overall decline consisted of a decrease of $12.4 billion in CO discount notes and an increase of $5.3 billion in CO bonds.

The average balance of term CO discount notes decreased $12.5 billion and overnight CO discount notes increased $101.1 million for the year ended December 31, 2010. Additionally, in 2010 average balances of CO bonds increased $5.3 billion from the prior year. The average balance of CO discount notes represented approximately 34.9 percent of total average COs during the year ended December 31, 2010, as compared with 50.2 percent of total average COs during the year ended December 31, 2009. The average balance of bonds represented 65.1 percent and 49.8 percent of total average COs outstanding during the year ended December 31, 2010 and 2009, respectively. The relative increase in the proportion of CO bonds as compared to total COs was due to the net decline in our short-term assets, including short-term advances and money-market investments, and to the increase in long-term assets, including investment securities.

Impact of Derivative and Hedging Activity

Net interest margin for the year ended December 31, 2010 and 2009, was 0.47 percent and 0.44 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.84 percent and 0.82 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net loss on derivatives and hedging activities in other income. Interest accruals on derivatives classified as economic hedges totaled a net expense of $9.5 million and $4.5 million, respectively, for the years ended December 31, 2010 and 2009.

Other Income (Loss) and Operating Expenses

During the year ended December 31, 2010, it was determined that 109 of our 210 held-to-maturity private-label MBS, representing an aggregated par value of $2.2 billion as of December 31, 2010, incurred other-than-temporary impairment credit losses, as compared to 106 securities with an aggregate par value of $2.2 billion as of December 31, 2010, that had incurred other-than-temporary impairment credit losses for the year ended December 31, 2009.

For the securities on which we recognized other-than-temporary impairment during 2010, the average credit enhancement was not sufficient to cover projected expected credit losses. The average credit enhancement at December 31, 2010, was approximately 20.8 percent and the expected average collateral loss was approximately 40.8 percent. We recorded other-than-temporary impairment related to credit losses of $25.6 million during the fourth quarter of 2010 while the credit losses for the year ended December 31, 2010 totaled $84.8 million.

Changes in the fair value of trading securities are recorded in other income (loss). For the years ended December 31, 2010 and 2009, we recorded net unrealized gains (losses) on trading securities of $6.6 million and ($467,000), respectively. Changes in the fair value of the associated economic hedges amounted to a net loss of $11.1 million and a net gain of $3.4 million for the years ended December 31, 2010 and 2009, respectively. Long-term interest yields generally declined during the year ended December 31, 2010, but different sectors of the market experienced different magnitudes of decline during the year. Specifically, during the quarter ended June 30, 2010, the yields used to value the fixed-rate commercial MBS declined less than the yields used to value the interest-rate swaps that were economically designated as hedges for these securities. The disparity in yield behavior resulted in unrealized losses on the interest-rate-exchange agreements that exceeded the unrealized gains on the agency debentures. This relative widening of spreads between the two interest-rate curves was caused by an increase in the supply of agency MBS during the quarter, as well as concerns that the European sovereign debt crisis could spread to other countries, which in turn caused investors to sell long maturity assets. Also included in other income (loss) are interest accruals on these economic hedges, which resulted in a net expense of $7.0 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010, total compensation and benefits and other operating expenses decreased $1.8 million from the same period in 2009. The $1.0 million decrease in compensation and benefits is attributable to decreases of $1.7 million in employee salaries and $230,000 in employee benefits, which are mainly attributable to the approximately 10 percent reduction in staff positions in 2009. This decrease was partially offset by a $1.1 million increase in employee incentive compensation resulting from our 2010 executive incentive plan. Such a plan was not offered in 2009.

The $806,000 decrease in other operating expenses was primarily due to a decline of $1.0 million in professional service fees related to fees paid for model validations and information technology projects.

The FHLBanks are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac, and HERA prohibits assessments on the FHLBanks for such costs in excess of the costs and expenses related to the FHLBanks. These expenses totaled $7.1 million and $5.8 million for the years ended December 31, 2010 and 2009, respectively.

FINANCIAL CONDITION

Advances

At December 31, 2011, the advances portfolio totaled $25.2 billion, a decrease of $2.8 billion compared with $28.0 billion at December 31, 2010. See — Executive Summary — Decline in Advances Balances for information regarding the decline in advances.

We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

•
Advances may be acquired from another FHLBank when one of our members acquires a member of another FHLBank. In these cases, we may purchase the advances from the other FHLBank at a price that results in a fair market yield for the acquired advance.

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

•
When an advance is modified under our advance restructuring program and our analysis of the restructuring concludes that the transaction is an extinguishment of the prior loan rather than a modification, the deferred prepayment fee is recognized into income immediately, recorded as premium on the new advance, and amortized over the life of the new advance. For additional information on the advance restructuring program, see Item 1 — Business — Business Lines — Advances.

•
When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. For additional information on AHP advances, see Item 1 — Business — AHP Assessment.

The following table summarizes advances outstanding by product type at December 31, 2011 and 2010.

Advances Outstanding by Product Type (dollars in thousands)

	December 31, 2011		December 31, 2010
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$268,888	1.1%	$552,685	2.0%
Long-term	10,546,190	42.9	10,403,154	38.0
Putable	4,693,575	19.1	6,842,175	25.0
Short-term	3,161,265	12.9	3,416,107	12.5
Amortizing	1,394,071	5.7	1,788,739	6.5
Expander	20,000	0.1	10,000	—
Fixed-rate plus cap	10,000	—	—	—
Callable	2,500	—	11,500	—
	20,096,489	81.8	23,024,360	84.0

Variable-rate advances
Overnight	7,683	—	3,816	—
Simple variable	4,457,000	18.1	4,352,500	16.0
Floating rate advances with embedded caps and / or floors	20,000	0.1	15,500	—
	4,484,683	18.2	4,371,816	16.0
Total par value	$24,581,172	100.0%	$27,396,176	100.0%

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Advances for disclosures relating to redemption terms of the advances portfolio.

Under our advance restructuring program, members restructured $494.2 million and $702.3 million during the years ended December 31, 2011 and 2010, respectively, resulting in a deferred payment of $29.8 million and $28.3 million, respectively, of prepayment fees to be collected from the members over the life of the replacement advances. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 9 — Advances for additional information on the advance restructuring program.

We lend to members and housing associates with principal places of business within our district. Outstanding advances are generally diversified among our borrowers throughout our district, with some concentrations, as set forth in the table below. At December 31, 2011, we had advances outstanding to 317, or 68.6 percent, of our 462 members. At December 31, 2010, we had advances outstanding to 333, or 72.5 percent, of our 459 members.

The following table presents the top five advance-borrowing institutions at December 31, 2011, and the interest earned on outstanding advances to such institutions during the year.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	December 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Year Ended December 31, 2011
RBS Citizens, N.A.	$4,620,022	18.8%	0.19%	$11,482
First Niagara Bank, N.A. (2)	1,514,426	6.2	2.56	47,512
Webster Bank, N.A.	1,251,804	5.1	0.99	11,462
Massachusetts Mutual Life Insurance Company	600,000	2.4	1.96	2,032
Washington Trust Company	540,450	2.2	3.03	18,158
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

(2)
In April 2011, First Niagara Financial Group Inc., a nonmember, acquired NewAlliance Bancshares, Inc. (parent of former member New Alliance Bank). Nonmembers, excluding housing associates, are ineligible to borrow from us. Accordingly, the acquisition of NewAlliance Bank by First Niagara Financial Group Inc. is likely to adversely impact our advances interest income particularly given that institution was our largest single source of advances interest income for the year ended December 31, 2011.

As with other members, the top five advance-borrowing institutions have reduced their demand for advances since December 31, 2010. At December 31, 2011, the par value of advances for the top five borrowing institutions aggregated to $8.5 billion falling from $10.2 billion at December 31, 2010.

We price advances based on the marginal cost of funding with a similar maturity profile, as well as market rates for comparable funding alternatives. In accordance with the FHLBank Act and Finance Agency regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we may price our products on a differential basis, which is based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members. Differences in the weighted-average rates of advances outstanding to the five largest advance-borrowing institutions noted in the table above result from several factors, including the disbursement date of the advances, the product type selected, and the term to maturity.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. All pledged collateral is subject to haircuts assigned based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral to secure the advance. We have never experienced a credit loss on an advance.

We monitor the financial condition of all members and housing associates by reviewing available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, we have access to most members' regulatory examination reports. We analyze this information on a regular basis.

Our membership continues to be challenged by the continuing weak economic conditions, although there have been some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.94 percent of total assets as of December 31, 2010, to 1.15 percent of assets as of September 30, 2011. The aggregate ratio of tangible capital to assets among the membership decreased from 10.25 percent as of December 31, 2010, to 8.80 percent as of September 30, 2011. September 30, 2011, is the date of our most recent data on our membership for this report. The decrease in the ratio of tangible capital to assets among the membership resulted almost entirely from the addition of one large institution to our membership during the quarter ended June 30, 2011, and does not reflect a deterioration in our membership. There were no member failures during 2011 and none to date during 2012. All of our extensions of credit to our members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations and we were unable to obtain additional collateral to make up for the reduction in value of such collateral, we could incur losses. Although not anticipated, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

We assign each borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are in generally in satisfactory financial condition;

•	Category-2: members that show weakening financial trends in key financial indices and/or regulatory findings; and

•
Category-3: members with financial weaknesses that present us with an elevated level of concern. In addition, we generally place insurance company members in Category-3 status because, unlike other members, insurance companies are subject to different laws and regulations in their particular states that could expose us to unique risks. We place housing associates in Category-3.

The borrower's status category reflects our increasing level of control over the collateral pledged by the member as a member's financial condition weakens. Category-1 borrowers retain possession of eligible one- to four-family mortgage loan collateral pledged to us, provided the borrower executes a written security agreement and agrees to hold such collateral for our benefit. Category-1 borrowers must specifically list with us all mortgage loan collateral other than loans secured by first-mortgage loans on owner-occupied one- to four-family residential property. Category-2 borrowers retain possession of eligible mortgage loan collateral, however, we require such borrowers to specify all mortgage loan collateral pledged to us. Category-3 borrowers are required to place physical possession of all pledged eligible collateral with us or an approved safekeeping agent, with which we have a control agreement. All securities pledged to us by our borrowers must be delivered to us, an approved safekeeping agent, or be held by the borrower's securities corporation in a custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral

Our agreements with our borrowers require each borrower to have sufficient eligible collateral pledged to us to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit-enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. The assets that constitute eligible collateral to secure extensions of credit are set forth in Section 10(a) of the FHLBank Act. In accordance with the FHLBank Act, we generally accept the following types of assets as collateral:

•	fully disbursed, whole first mortgages on improved residential property (not more than 45 days delinquent), or securities representing a whole interest in such mortgages;

•	securities issued, insured, or guaranteed by the U.S. government or any agency thereof (including without limitation, MBS issued or guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae);

•	cash or deposits in a collateral account with us; and

•	other real-estate-related collateral acceptable to us if such collateral has a readily ascertainable value and we can perfect our security interest in the collateral.

In addition, in the case of any community financial institution, as defined in accordance with the FHLBank Act, we may accept as collateral secured loans for small business and agriculture, or securities representing a whole interest in such secured loans.

To mitigate the credit risk, market risk, liquidity risk, and operational risk associated with collateral, we apply a discount to the book value or market value of pledged collateral to establish the lending value of the collateral to us. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to fully secure us against losses in the event of a borrower default. Our agreements with our members and borrowers grant us authority, in our sole discretion, to adjust the discounts applied to collateral at any time based on our assessment of the member's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral.

We generally require all borrowing members and housing associates to execute a security agreement that grants us a blanket lien on all assets of such borrower that consist of, among other types of collateral: fully disbursed whole first mortgages and deeds of trust constituting first liens against real property, U.S. federal, state, and municipal obligations, GSE securities, corporate debt obligations, commercial paper, funds placed in deposit accounts with us, COs, such other items or property of the borrower that are offered to us by the borrower as collateral, and all proceeds of all of the foregoing. In the case of insurance companies, in some instances we establish a specific lien instead of a blanket lien subject to our receipt of additional safeguards from such members. We protect our security interest in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction. We also require that Category-1 and Category-2 borrowers submit to us, on at least an annual basis, a report from an independent auditor that confirms that the borrower is maintaining sufficient amounts of qualified collateral in accordance with our policies. However, Category-1 (and Category-2) members that have voluntarily delivered all of their collateral to us may not be required, at our discretion, to submit such an audit report. Our employees conduct onsite reviews of collateral pledged by borrowers to confirm the existence of the pledged collateral and to determine that the pledged collateral conforms to our eligibility requirements. We may conduct an onsite collateral review at any time.

Our agreements with borrowers allow us, in our sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the discounts applied to collateral at any time. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem ourselves to be insecure.

Beyond our practice in taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted by a federally insured depository institution member or such a member's affiliate to us priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps. Advances outstanding to insurance companies totaled $1.3 billion at December 31, 2011.

Advances outstanding to borrowers in Category-1 status at December 31, 2011, totaled $16.4 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $43.8 billion as of December 31, 2011. Of this total, $11.5 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.6 billion of securities are held by borrowers' securities corporations, and $6.6 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table shows the asset quality of the one- to four-family mortgage loan portfolios held on the balance sheets of our borrowers. One- to four-family mortgage loans constitute the largest asset type pledged as collateral to us. Note that these figures include all one- to four-family mortgage loans on borrowers' balance sheets. The figures in this table include some loans that are not pledged as collateral to us. Qualified collateral does not include loans that have been in default within the most recent 12-month period, except that whole first-mortgage collateral on one- to four-family residential property is acceptable provided no payment is overdue by more than 45 days, unless the collateral is insured or guaranteed by the U.S. or any agency thereof.

2011 Quarterly Borrower Asset Quality (dollars in thousands)

	2011—Quarter Ended (1)
	March 31	June 30	September 30
Total borrower assets	$1,061,672,648	$1,077,381,127	$1,088,290,985
Total 1-4 family mortgage loans	$95,021,080	$95,746,429	$96,354,587
1-4 family mortgage loans as a percent of borrower assets	8.95%	8.89%	8.85%
1-4 family mortgage loans delinquent 30-89 days as a percentage of 1-4 family mortgage loans	1.51%	1.16%	1.16%
1-4 family mortgage loans delinquent 90 days as a percentage of 1-4 family mortgage loans	3.42%	3.30%	3.24%
REO as a percentage of 1-4 family mortgage loans	0.30%	0.31%	0.30%
_______________________

(1)	September 30, 2011 is the most recent data available for inclusion in this table.

The following table provides information regarding advances outstanding with our borrowers in Category 1, Category 2 and Category 3 status at December 31, 2011, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of December 31, 2011 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category 1 status	266	$16,373,302	$43,793,436	267.5%
Category 2 status	28	5,380,758	19,243,828	357.6
Category 3 status	30	2,827,112	3,288,892	116.3
Total	324	$24,581,172	$66,326,156	269.8%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of December 31, 2011.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$38,154,838
Collateral specifically listed and identified	17,125,335
Collateral delivered to us	22,282,098

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances. However, we do not accept as eligible collateral any mortgage loan that allows for negative amortization of the principal balance, including, but not limited to, pay-option adjustable-rate mortgage loans. We recognize that nontraditional and subprime loans may present incremental credit risk to us. Therefore, we have monitoring and review procedures in place to measure the incremental risk presented by this collateral and to mitigate this incremental credit risk. Further, we apply baseline collateral valuation discounts to nontraditional and subprime loans secured by a mortgage on the borrower's primary residence of 35 percent and 40 percent of book value, respectively. These discounts reflect the incremental credit risk associated with these types of loans relative to conventional mortgage loans. In addition, we limit the amount of borrowing capacity that a member may derive from subprime loan collateral to the lower of two times the pledging member's most recently reported GAAP capital or one-half of its total borrowing capacity. Additionally, private-label MBS issued or acquired and residential mortgage loans originated or acquired by our members after July 10, 2007, are not eligible collateral unless it can be documented that all loans, including all loans in MBS pools, are in compliance with regulatory underwriting standards on subprime or nontraditional lending, as applicable.

At December 31, 2011, the amount of pledged nontraditional and subprime loan collateral was 9 percent of total member borrowing capacity compared with 8 percent of total member borrowing capacity at December 31, 2010.

Based upon the collateral held as security on advances, our collateral practices and policies, our prior repayment history, and the protections provided by Section 10(e) of the FHLBank Act, we do not believe that an allowance for losses on advances is necessary at this time.

Investments

At December 31, 2011, investment securities and short-term money-market instruments totaled $21.4 billion, compared with $27.1 billion at December 31, 2010. This decrease reflects management's intent to maintain our investments at a level approximately equal to or less than 50 percent of total assets, as discussed below, as well as efforts to reduce exposure to unsecured counterparty credit risk. For example, as explained below, overall short term investments declined based on decreases to federal funds sold and certificates of deposit, while we increased our secured money market investments in securities purchased under agreement to resell.

Investment securities declined $7.2 billion to $12.2 billion at December 31, 2011, compared with $19.4 billion at December 31, 2010. The decline is primarily due to the $5.3 billion decrease in certificates of deposits as well as the sale of $1.8 billion of non-MBS available-for-sale securities in the year ending December 31, 2011, contributing to a $737.7 million decrease in non-MBS GSE securities and a $610.5 million decrease in corporate bonds.

Short-term money-market investments totaled $9.2 billion at December 31, 2011, compared with $7.8 billion at December 31, 2010. This $1.4 billion net increase resulted from a $4.7 billion increase in securities purchased under agreements to resell and a $3.3 billion decrease in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At December 31, 2011, and December 31, 2010, our MBS, ABS and SBA holdings represented 195 percent and 210 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are supplemental to our mission. Our total investments were 42.8 percent of our total assets at December 31, 2011. Although our total assets have declined to $50.0 billion at December 31, 2011 from $58.6 billion at December 31, 2010, we have been able to satisfy this investment guideline without a material impact on our results of operations or financial condition, because we have been able to satisfy this guideline principally through divestitures of short-term, very low-yielding investments. We expect to continue to be able to satisfy this investment guideline for the foreseeable future without a material impact on our results of operations or financial condition by continuing this approach, as necessary.

Held-to-Maturity Securities

The following table provides a summary of our held-to-maturity securities.

Held-to-Maturity Securities (dollars in thousands)

	December 31,
	2011					2010	2009
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-mortgage-backed securities
U.S. agency obligations	$—	$—	$18,721	$—	$18,721	$24,856	$30,801
State or local housing-finance-agency securities	1,360	420	19,684	180,974	202,438	235,735	246,257
Government-sponsored enterprises	—	70,950	—	—	70,950	72,617	18,897
	1,360	71,370	38,405	180,974	292,109	333,208	295,955
Mortgage-backed securities (1)
U.S. government guaranteed - residential	—	—	—	50,912	50,912	64,975	98,610
U.S. government guaranteed - commercial	—	—	—	483,938	483,938	—	—
Government-sponsored enterprises - residential	74	154	341,718	2,682,266	3,024,212	2,899,360	3,766,047
Government-sponsored enterprises - commercial	184,950	620,735	442,003	—	1,247,688	1,303,343	1,106,319
Private-label - residential	—	—	3,078	1,516,505	1,519,583	1,758,683	1,998,076
Private-label - commercial	—	—	—	10,541	10,541	71,799	132,405
ABS backed by home equity loans	—	—	—	26,025	26,025	28,176	30,001
Total mortgage-backed securities	185,024	620,889	786,799	4,770,187	6,362,899	6,126,336	7,131,458
Total held-to-maturity securities	$186,384	$692,259	$825,204	$4,951,161	$6,655,008	$6,459,544	$7,427,413
Yield on held-to-maturity securities	5.00%	4.75%	3.92%	1.51%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.

State or Local Housing-Finance-Agency Securities. Within this category of investment securities in the held-to-maturity portfolio are gross unrealized losses totaling $34.5 million as of December 31, 2011. We have reviewed these HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations attendant with security markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history, property vacancy rates, debt service ratios, overcollateralization and third-party bond insurance as applicable. As of December 31, 2011, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets, and not to a deterioration in the fundamental credit quality of these obligations, and because we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage-Backed Securities. During the year ended December 31, 2011, we determined that 112 of our private-label MBS were other-than-temporarily impaired resulting in a credit loss of $77.1 million and a net decrease to accumulated other comprehensive loss of $24.0 million. For reasons described under — Executive Summary — Investments in Private-Label MBS, we have continued to update our modeling assumptions, inputs, and methodologies in our analyses of these securities for other-than-temporary-impairment, as is described under — Critical Accounting Estimates — Other-Than-Temporary Impairment of Securities and Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment.

Available-for-Sale Securities

We classify certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, we can consider these securities to be a source of short-term liquidity, if needed. From time to time, we invest in certain securities and simultaneously enter into matched-term interest-rate swaps to achieve a LIBOR-based variable yield, particularly when we can earn a wider interest spread between the swapped yield on the investment and short-term debt instruments than we can earn between the bond's fixed yield and comparable-term fixed-rate debt. Because an interest-rate swap can only be designated as a hedge of an available-for-sale investment security, we classify these investments as available-for-sale. The following table provides a summary of our available-for-sale securities.
Available-for-Sale Securities (dollars in thousands)

	December 31,
	2011					2010	2009
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-mortgage-backed securities
Certificates of deposit	$—	$—	$—	$—	$—	$—	$2,600,000
Supranational institutions	—	—	—	469,242	469,242	400,670	381,011
Corporate bonds (1)	564,312	—	—	—	564,312	1,174,801	701,779
U.S. government corporations	—	—	—	284,844	284,844	238,201	221,502
Government-sponsored enterprises	653,128	2,008,268	—	121,025	2,782,421	3,518,458	1,752,319
	1,217,440	2,008,268	—	875,111	4,100,819	5,332,130	5,656,611
Mortgage-backed securities (2)
U.S. government guaranteed - residential	—	—	81,638	9,590	91,228	167,201	16,704
Government-sponsored enterprises - residential	17,838	—	—	966,970	984,808	1,582,947	503,542
Government-sponsored enterprises - commercial	—	103,344	—	—	103,344	252,757	309,775
Total mortgage-backed securities	17,838	103,344	81,638	976,560	1,179,380	2,002,905	830,021
Total available-for-sale securities	$1,235,278	$2,111,612	$81,638	$1,851,671	$5,280,199	$7,335,035	$6,486,632
Yield on available-for-sale securities	0.92%	1.97%	0.74%	3.08%
________________________

(1)
Consists of corporate debentures guaranteed by the Federal Deposit Insurance Corporation (the FDIC) under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

(2)	MBS maturity ranges are based on the contractual final maturity of the security.

Unrealized Losses – Supranational institutions, U.S. Government Corporations, and Government-Sponsored Enterprises. Within the supranational institutions, U.S. government corporations, and GSE categories of investment securities held in the available-for-sale portfolio are gross unrealized losses recorded in accumulated other comprehensive loss totaling $35.4 million, $53.3 million, and $19.7 million, respectively, as of December 31, 2011. While these securities each have market values greater than their respective par values, because these securities have been hedged and qualify as a fair-value hedge we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized (loss) gain on available-for-sale securities. The unrealized losses recorded in accumulated other comprehensive loss as of December 31, 2011 are the result of a significant widening of the spreads on these bonds. Investors are demanding a higher spread for these long maturity bonds, leading to unrealized losses on the swaps outpacing the unrealized gains on the bonds that have occurred in a declining rate environment.

Regarding those agency debentures that were in an unrealized loss position as of December 31, 2011, we have concluded that the probability of default for Fannie Mae is remote given its status as a GSE and its support from the U.S. federal government. Debentures issued by a supranational institution that we own that were in an unrealized loss position as of December 31, 2011, are viewed as being likely to return contractual principal and interest. This conclusion was based on a review and analysis of independent third party credit reports on the supranational entity. Additionally, these debentures are rated the highest long-term rating by each of the three NRSROs. Because the decline in market value is largely attributable to illiquidity in the credit markets and not to deterioration in the fundamental credit quality of these securities, and because we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage-Backed Securities. Within the commercial GSE category of investment securities held in the available-for-sale portfolio are gross unrealized losses totaling $663,000 as of December 31, 2011. The decline is considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it likely that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, we have the ability and intent to hold these investments through to a recovery of fair value, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Trading Securities

We also classify certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carry them at fair value. However, we do not participate in speculative trading practices and hold these investments indefinitely as we periodically evaluate our liquidity needs. The following table provides a summary of our trading securities.
Trading Securities (dollars in thousands)

	December 31,
	2011					2010	2009
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-mortgage-backed securities
Certificates of deposit	$—	$—	$—	$—	$—	$5,319,921	$—

Mortgage-backed securities (1)
U.S. government guaranteed - residential	—	—	249	18,631	18,880	21,366	23,972
Government-sponsored enterprises - residential	—	326	4,734	1,603	6,663	8,438	10,458
Government-sponsored enterprises - commercial	—	13,732	234,889	—	248,621	230,016	72,908
Total mortgage-backed securities	—	14,058	239,872	20,234	274,164	259,820	107,338
Total trading securities	$—	$14,058	$239,872	$20,234	$274,164	$5,579,741	$107,338
Yield on trading securities	—%	4.13%	3.88%	2.18%
________________________

(1)	MBS maturity ranges are based on the contractual final maturity of the security.
At December 31, 2011, we held securities from the following issuers with total book values greater than 10 percent of total capital, as follows:

Securities from Issuers which Represent Total Carrying Value Greater than 10 Percent of Total Capital
(dollars in thousands)
Name of Issuer	Carrying Value(1)	Fair Value
Non-Mortgage-backed securities:
Government-sponsored enterprises
Fannie Mae	$2,058,991	$2,058,991
Freddie Mac	794,380	796,890

Corporate bonds
Citibank, N.A.(2)	405,167	405,167

Supranational institutions
Inter-American Development Bank	469,241	469,241

Mortgage-backed securities:
Fannie Mae	3,494,255	3,618,876
Freddie Mac	2,121,082	2,160,155
Ginnie Mae	563,320	568,939
_______________________

(1)	Carrying value for trading securities and available-for-sale securities represents fair value.

(2)	Guaranteed by the FDIC through its Temporary Liquidity Guarantee Program.

Our MBS investment portfolio consists of the following categories of securities as of December 31, 2011 and 2010. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	December 31,
	2011	2010
Residential MBS - U.S. government-guaranteed and GSE	53.4%	56.5%
Commercial MBS - U.S. government-guaranteed and GSE	26.7	21.3
Private-label residential MBS	19.5	21.0
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.9
Total MBS	100.0%	100.0%

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Trading Securities, Note 6 — Available-for-Sale Securities, Note 7 — Held-to-Maturity Securities, and Note 8 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of money-market instruments issued by high-quality counterparties and debentures issued or guaranteed by U.S. agencies, the FDIC under the FDIC's Temporary Liquidity Guarantee Program, U.S government-owned corporations, GSEs, and supranational institutions. We also place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or its equivalent rating) on an unsecured basis; currently all such placements expire within 35 days. We have counterparty exposure on these short-term investments which include short-dated unsecured money market transactions and short-dated secured reverse repurchase agreements. We actively monitor these exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, and sovereign support as well as related market signals. We endeavor to reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. As an example, during 2011, we reduced or restricted trading with certain European counterparties based on the European sovereign debt crisis. At December 31, 2011, our unsecured credit exposure, including accrued interest related to money-market instruments and debentures, was $6.5 billion to 14 counterparties and issuers, of which $2.3 billion was for federal funds sold, and $4.2 billion was for debentures. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of December 31, 2011:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit As of December 31, 2011

Issuer / counterparty	Percent
Fannie Mae	31.9%
Freddie Mac	12.3
Skandinaviska Enskilda Banken AB (a Swedish institution) (1)	10.8
 _______________________

(1)	Unsecured credit exposure for this institution represents overnight federal funds sold.

We also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS must be rated triple-A (or its equivalent) at the time of purchase. HFA securities must carry a credit rating of double-A (or its equivalent rating) or higher as of the date of purchase.

Credit ratings on these investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of December 31, 2011 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B
Money-market instruments: (2)
Interest-bearing deposits	$—	$177	$—	$—	$—
Securities purchased under agreements to resell	—	—	5,000,000	1,900,000	—
Federal funds sold	—	520,000	1,750,000	—	—
Total money-market instruments	—	520,177	6,750,000	1,900,000	—

Investment securities:
U.S. agency obligations	—	18,721	—	—	—
U.S. government-owned corporations	—	284,844	—	—	—
GSEs	—	2,853,371	—	—	—
Supranational institutions	469,242	—	—	—	—
Corporate bonds (3)	—	564,312	—	—	—
HFA securities	25,000	124,814	2,114	50,510	—
Total non-MBS	494,242	3,846,062	2,114	50,510	—

MBS:
U.S. government guaranteed - residential (2)	—	161,020	—	—	—
U.S. government guaranteed - commercial (2)	—	483,938	—	—	—
GSE - residential (2)	—	4,015,683	—	—	—
GSE - commercial (2)	—	1,599,653	—	—	—
Private-label - residential	18,309	53,235	99,155	72,814	1,276,070
Private-label - commercial	10,541	—	—	—	—
ABS backed by home-equity loans	8,071	6,769	5,487	—	5,698
Total MBS	36,921	6,320,298	104,642	72,814	1,281,768

Total investments	$531,163	$10,686,537	$6,856,756	$2,023,324	$1,281,768
 _______________________

(1)	Ratings are obtained from Moody's, Fitch, and S&P and are each as of December 31, 2011. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table details our investment securities with a long-term credit rating below investment grade as of December 31, 2011.

Credit Ratings of Investments Below Investment Grade at Carrying Value As of December 31, 2011 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$39,439	$110,928	$669,499	$168,872	$33,990	$253,342	$1,276,070
ABS backed by home-equity loans	—	3,812	1,394	—	—	492	5,698
Total	$39,439	$114,740	$670,893	$168,872	$33,990	$253,834	$1,281,768

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our private-label MBS during the quarter ended December 31, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and / or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$84,397	7.3%	6.0 - 7.8	22.5%	5.0 - 29.8	37.4%	32.2 - 40.1	9.5%	1.8 - 12.5
2006	17,290	6.6	6.6	32.4	32.4	47.9	47.9	0.0	0.0
2005	8,109	5.6	5.2 - 6.0	23.7	17.9 - 28.3	39.7	32.9 - 48.3	21.3	12.2 - 28.6
2004 and prior	128,441	8.7	3.7 - 21.4	15.2	1.6 - 49.3	31.3	18.9 - 48.5	12.9	5.8 - 69.8
Total	$238,237	8.0%	3.7 - 21.4	19.3%	1.6 - 49.3	34.9%	18.9 - 48.5	11.0%	0.0 - 69.8

Alt-A (2)
2007	$583,023	3.4%	1.5 - 8.4	77.2%	33.0 - 90.0	54.6%	45.9 - 60.9	13.7%	0.0 - 46.4
2006	937,685	3.5	1.6 - 6.2	75.3	42.7 - 89.6	54.8	42.9 - 59.4	16.0	0.0 - 42.6
2005	662,310	5.6	2.2 - 8.7	52.8	29.5 - 84.1	47.2	32.1 - 58.6	22.4	0.0 - 59.4
2004 and prior	81,833	7.8	3.2 - 13.2	36.4	4.8 - 67.4	42.6	22.5 - 56.2	26.9	7.5 - 40.1
Total	$2,264,851	4.2%	1.5 - 13.2	67.8%	4.8 - 90.0	52.1%	22.5 - 60.9	17.7%	0.0 - 59.4

ABS backed by home equity loans
Subprime (2)
2004 and prior	$28,114	8.5%	0.0 - 10.5	31.7%	21.7 - 45.6	81.8%	62.8 - 99.2	36.5%	0.0 - 99.8
_______________________

(1)
Commercial private-label MBS with a par value of $10.6 million and a private-label residential MBS with a par value of $3.5 million that are backed by the Federal Housing Administration and the Department of Veteran Affairs loans are not included in this table.

(2)
Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

For purposes of the tables below we classify private-label residential and commercial MBS and ABS backed by home equity loans as prime, Alt-A, or subprime based on the originator's classification at the time of origination or based on the classification by an NRSRO upon issuance of the MBS. In some instances, the NRSROs may have changed their classification subsequent to origination which would not necessarily be reflected in the following tables.

Of our $8.8 billion in par value of MBS and ABS investments at December 31, 2011, $2.5 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$2.2 billion in par value are securities backed primarily by Alt-A loans;

•	$327.1 million in par value are backed primarily by prime residential and / or commercial loans; and

•	$28.1 million in par value of these investments are backed primarily by subprime mortgages.

While there is no universally accepted definition for prime and Alt-A underwriting standards, in general, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by an FHLBank System committee (the OTTI Governance Committee). For additional information on the OTTI Governance Committee, see — Critical Accounting Estimates.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $79.3 million in par value as of December 31, 2011, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. Three of these bonds, with a total par value of $52.2 million as of December 31, 2011, were deemed to be other-than-temporarily impaired as of December 31, 2011. These bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.5 million in par value as of December 31, 2011, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Critical Accounting Estimates for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	December 31, 2011			December 31, 2010
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$23,846	$292,663	$316,509	$26,737	$374,034	$400,771
Alt-A	42,153	2,147,908	2,190,061	48,758	2,445,071	2,493,829
Total private-label residential MBS	65,999	2,440,571	2,506,570	75,495	2,819,105	2,894,600
Private-label commercial MBS
Prime	10,586	—	10,586	10,586	61,271	71,857
ABS backed by home equity loans
Subprime	—	28,114	28,114	—	29,424	29,424
Total par value of private-label MBS	$76,585	$2,468,685	$2,545,270	$86,081	$2,909,800	$2,995,881
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of December 31, 2011, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of December 31, 2011, reflect the percentage of subordinated class outstanding balances as of December 31, 2011, to our senior class outstanding balances as of December 31, 2011, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of December 31, 2011 are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At December 31, 2011 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$4,344	$—	$—	$—	$4,344
Double-A	32,340	—	—	—	32,340
Single-A	37,677	—	—	—	37,677
Triple-B	59,762	23,557	—	—	36,205
Below Investment Grade
Double-B	25,911	—	—	—	25,911
Single-B	37,578	12,935	—	16,530	8,113
Triple-C	94,178	47,904	—	37,278	8,996
Single-D	24,719	—	17,290	7,429	—
Total	316,509	84,396	17,290	61,237	153,586

Amortized cost	305,333	84,251	13,532	54,491	153,059
Gross unrealized losses	(49,130)	(7,352)	(1,277)	(13,367)	(27,134)
Fair value	256,328	76,899	12,255	41,124	126,050
Other-than-temporary impairment for the year ended December 31, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(1,511)	—	—	(820)	(691)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(2,211)	—	(558)	(2,142)	489
Net impairment losses on held-to-maturity securities recognized in income	(3,722)	—	(558)	(2,962)	(202)
Weighted average percentage of fair value to par value	82.60%	91.12%	70.88%	67.16%	82.07%
Original weighted average credit support	11.03	9.86	8.32	20.98	7.96
Weighted average credit support	13.57	9.46	—	15.77	15.64
Weighted average collateral delinquency (1)	12.90	8.74	20.23	19.56	10.97

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$10,586	$—	$—	$—	$10,586
Amortized cost	10,541	—	—	—	10,541
Gross unrealized losses	—	—	—	—	—
Fair value	11,090	—	—	—	11,090
Weighted average percentage of fair value to par value	104.76%	—%	—%	—%	104.76%
Original weighted average credit support	12.50	—	—	—	12.50
Weighted average credit support	14.44	—	—	—	14.44
Weighted average collateral delinquency (1)	1.09	—	—	—	1.09
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At December 31, 2011 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$13,965	$—	$—	$13,965	$—
Double-A	20,896	2,966	—	—	17,930
Single-A	62,169	—	—	49,376	12,793
Triple-B	13,051	—	—	1,986	11,065
Below Investment Grade
Double-B	13,688	—	—	13,688	—
Single-B	76,714	—	—	58,333	18,381
Triple-C	1,045,933	237,290	524,194	284,449	—
Double-C	342,679	88,575	105,288	148,816	—
Single-C	55,019	22,337	32,682	—	—
Single-D	545,946	231,855	275,521	38,570	—
Total	2,190,060	583,023	937,685	609,183	60,169

Amortized cost	1,663,904	403,603	663,822	536,310	60,169
Gross unrealized losses	(527,334)	(125,798)	(225,273)	(162,473)	(13,790)
Fair value	1,136,759	277,853	438,690	373,837	46,379
Other-than-temporary impairment for the year ended December 31, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(50,389)	(12,214)	(11,943)	(26,232)	—
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(22,788)	(5,640)	(26,917)	9,769	—
Net impairment losses on held-to-maturity securities recognized in income	(73,177)	(17,854)	(38,860)	(16,463)	—

Weighted average percentage of fair value to par value	54.26%	47.66%	46.78%	61.37%	77.08%
Original weighted average credit support	27.39	28.01	28.52	26.79	12.85
Weighted average credit support	18.10	13.73	15.96	23.03	24.64
Weighted average collateral delinquency (1)	39.33	45.33	43.77	28.18	17.99
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At December 31, 2011 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$8,098
Double-A	6,769
Single-A	5,487
Below Investment Grade
Single-B	4,845
Triple-C	1,914
Single-D	1,001
Total	28,114

Amortized cost	27,367
Gross unrealized losses	(6,463)
Fair value	20,907
Other-than-temporary impairment for the year ended December 31, 2011:
Total other-than-temporary impairment losses on held-to-maturity securities	(1,144)
Net amount of impairment losses reclassified to accumulated other comprehensive loss	976
Net impairment losses on held-to-maturity securities recognized in income	(168)

Weighted average percentage of fair value to par value	74.36%
Original weighted average credit support	9.94
Weighted average credit support	36.49
Weighted average collateral delinquency (1)	21.6
_______________________

(1)	Represents loans that are 60 days or more delinquent.

Carrying values and fair values in the table below are as of December 31, 2011.

Rating Agency Actions (1) Investments on Negative Watch as of March 15, 2012 (dollars in thousands)

	Private-Label Residential MBS		ABS Backed by Home Equity Loans
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$1,065	$935	$1,002	$706
Double-A	20,949	16,954	2,352	1,703
Single-A	12,649	11,069	—	—
Triple-B	15,743	12,379	—	—
Double-B	21,755	18,100	—	—
Triple-C	—	—	135	139
_______________________

(1)	Represents the lowest rating as of March 15, 2012 available for each security based on the NRSROs we use.

The following table provides a summary of credit-rating downgrades that have occurred during the period from January 1,

2012, through March 15, 2012 for our investments. Carrying values and fair values are as of December 31, 2011.

Rating Agency Actions (1) Ratings Downgrades and Withdrawals from January 1, 2012, through March 15, 2012 (dollars in thousands)

	Credit Rating as of		Carrying	Fair
Investment Category	December 31, 2011	March 15, 2012	Value	Value
HFA securities	Single-A	Withdrawn	2,114	2,123
_______________________

(1)	Represents the lowest rating available for each security based on the NRSROs we use.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position (dollars in thousands)
	December 31, 2011					March 15, 2012, Private-label MBS ratings based on December 31, 2011, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$313,047	$301,871	$(49,130)	12.42%	1.4%	1.4%	44.9%	55.1%	18.7%
Alt-A option ARM	862,975	718,781	(258,329)	44.56	—	—	0.2	99.8	0.2
Alt-A other	1,321,983	944,285	(269,005)	35.61	1.1	1.1	8.2	91.8	1.1
Total private-label residential MBS	2,498,005	1,964,937	(576,464)	35.79	0.7	0.7	9.9	90.1	2.9
ABS backed by home equity loans:
Subprime first lien	27,136	26,693	(6,463)	21.38	29.8	29.8	75.0	25.0	13.0
Total private-label MBS	$2,525,141	$1,991,630	$(582,927)	35.64%	1.1%	1.1%	10.6%	89.4%	3.0%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of December 31, 2011, where such concentrations are five percent or greater of all loans underlying these investments.

Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS

State concentrations	Percentage of Total Private-Label MBS and ABS
California	39.5%
Florida	12.5
All Other	48.0
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.2%
Washington, D.C.-MD-VA-WV	5.8
All Other	84.0
100.0%

Since 2008, actual and projected delinquency, foreclosure, and loss rates for prime, subprime, and Alt-A mortgage loans have increased significantly nationwide. While trends have improved in some of these actual measures and their projected assumptions, they remain elevated as of the date of this report. In addition, home prices are severely depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses to lenders on troubled and/or foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the degree, direction, and duration of these loss trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities.

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended December 31, 2011:

Insured Investments

Certain private-label MBS that we own are insured by monoline insurers, which guarantee the timely payment of principal and interest on such MBS if such payments cannot be satisfied from the cash flows of the underlying mortgage pool. The assessment for other-than-temporary impairment of the MBS protected by such third-party insurance is described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment.

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of March 15, 2012
	Moody's		S&P		Fitch
	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch
Ambac Assurance Corporation (1)	Removed	NA	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative	AA-	Stable	Not Rated	Not Rated
MBIA Insurance Corporation (2)	B3	Negative Watch	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc. (1)	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company (1)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Negative	AA+	Negative	AAA	Negative
Freddie Mac	Aaa	Negative	AA+	Negative	AAA	Negative
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment for additional information.

(2)
MBIA Insurance Corp.'s burnout period ends in March 2012. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment for additional information.

The following table shows our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At December 31, 2011
(dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$61,133	$(13,619)	$2,966	$(73)	$—	$—	$—	$—	$—	$—
2006	14,165	(3,743)	—	—	—	—	—	—	—	—
2005	29,469	(9,482)	—	—	—	—	—	—	—	—
2004 and prior	1,369	(259)	—	—	—	—	—	—	—	—
Total Alt-A	106,136	(27,103)	2,966	(73)	—	—	—	—	—	—
Subprime
2004 and prior	1,980	(134)	7,154	(1,881)	14,290	(3,061)	3,755	(1,088)	936	(300)
Total private-label MBS	$108,116	$(27,237)	$10,120	$(1,954)	$14,290	$(3,061)	$3,755	$(1,088)	$936	$(300)
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment for additional information.

(2)
MBIA Insurance Corp.'s burnout period ends in March 2012. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment for additional information.

Our investments in HFA securities totaled $202.4 million as of December 31, 2011. The following table provides the geographic concentrations by state of our HFA securities where such concentrations are five percent or greater of our total HFA securities as of December 31, 2011 (dollars in thousands).

State Concentrations of HFA Securities

	Carry Value	Percent of Total HFA Securities
Massachusetts	$115,055	56.8%
Rhode Island	30,370	15.0
Connecticut	25,000	12.3
Maine	15,000	7.4
All Other	17,013	8.5
	$202,438	100.0%

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with one state HFA whereby we, for a fee, agree to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds in accordance with a schedule established by the agreement. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $191.1 million at December 31, 2011, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two NRSROs, even though some are backed by Ambac Assurance Corporation, which itself has been downgraded below triple-A and has filed a petition for bankruptcy.

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Item 1 — Business — Mortgage Loan Finance.

The outstanding principal amount of our mortgage loan investment portfolio remained relatively stable through the year ended December 31, 2011, although we experienced an increase in prepayment activity, which we attribute to the historically low-interest rate environment, as discussed under — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment. Interest in the MPF program continued to grow among prospective participating financial institutions as such institutions seek alternatives to Fannie Mae and Freddie Mac as those entities' guarantee fees are expected to increase in 2012. This interest has tended to offset the continuing muted borrower demand for mortgage loans in the depressed U.S. housing economy but has not been sufficient to increase the size of our portfolio. We do not expect the size of our mortgage loan investment portfolio to change significantly in 2012, but certain factors, such as weakening competition from Fannie Mae and Freddie Mac, could increase the attractiveness of the MPF program. As of December 31, 2011, our mortgage loan investment portfolio totaled $3.1 billion, a decrease of $136.7 million from the December 31, 2010, balance of $3.2 billion. References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. As of December 31, 2011, we had $170.4 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago.

The following table presents information relating to our mortgage portfolio for the five year period ended December 31, 2011.
Par Value of Mortgage Loans Held for Portfolio (dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Mortgage loans outstanding
Conventional mortgage loans
Original MPF	$1,535,698	$1,321,586	$1,121,309	$1,120,573	$735,629
MPF 125	204,371	243,390	307,713	403,016	377,046
MPF Plus	1,037,031	1,343,611	1,728,542	2,231,626	2,524,915
Total conventional mortgage loans	2,777,100	2,908,587	3,157,564	3,755,215	3,637,590
Government mortgage loans	308,914	322,776	335,896	379,267	430,868
Total par value outstanding	$3,086,014	$3,231,363	$3,493,460	$4,134,482	$4,068,458

Mortgage Loans Credit Risk. We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. In addition to the foregoing, our investments in mortgage loans pursuant to our participation facility with the FHLBank of Chicago, discussed under — 1 — Business — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago, subject us to additional risks, including our reliance on the FHLBank of Chicago to hold sufficient collateral on our behalf to secure the credit-enhancement obligations.

We are also subject to credit risk through MPF Xtra, even though we do not acquire mortgage loans through this program. For MPF Xtra, we indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, at which point we are exposed to the credit risk of the participating financial institution. The participating financial institution's reimbursement obligation in such a circumstance would become an obligation under such participating financial institution's advances agreement with us. However, in the event that such a participating financial institution became insolvent and we lacked sufficient collateral under the advances agreement to satisfy the obligation, we would sustain a loss in the amount of such collateral shortfall.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2011	December 31, 2010
State concentrations
Massachusetts	35%	33%
California	12	13
Connecticut	9	10
Maine	6	6
Wisconsin	6	3
All others	32	35
Total	100%	100%
Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentration of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	December 31, 2011	December 31, 2010
State concentrations
Massachusetts	24%	23%
California	23	24
Connecticut	9	9
All others	44	44
Total	100%	100%

The following table provides a summary of certain characteristics of our investments in mortgage loans.

Characteristics of Our Investments in Mortgage Loans(1)
	December 31,
	2011	2010
Loan-to-value ratio at origination
< 60.00%	37%	40%
60.01% to 70.00%	16	15
70.01% to 80.00%	20	19
80.01% to 90.00%	16	15
Greater than 90.00%	11	11
Total	100%	100%
Weighted average loan-to-value ratio	66%	65%
FICO score
< 620	3%	3%
620 to < 660	7	7
660 to < 700	13	14
700 to < 740	18	19
≥ 740	58	56
Not available	1	1
Total	100%	100%
Weighted average FICO score	741	739
_______________________

(1)	Percentages calculated based on unpaid principal balance at the end of each period.

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance, from a mortgage insurance company rated at least triple-B (or equivalent rating).

We have certain servicing concentrations in connection with our investments in MPF loans. As of December 31, 2011, Bank of America, N.A., serviced approximately 36.0 percent of our outstanding mortgage loans. As of December 31, 2011, no other entity serviced more than 5.0 percent of our mortgage loans.

Repurchases of MPF Loans

When a participating financial institution fails to comply with its representations and warranties concerning its duties and obligations described within applicable agreements, the MPF origination and servicing guides, applicable laws, or terms of mortgage documents, the participating financial institution may be required to repurchase the MPF loans which are impacted by such failure. Reasons for which a participating financial institution could be required to repurchase an MPF loan may include, but are not limited to, MPF loan ineligibility, failure to deliver documentation to an approved custodian, a servicing breach, fraud, or other misrepresentation. Additionally, we do allow our participating financial institutions to repurchase delinquent government mortgage loans so that they may comply with loss-mitigation requirements of the applicable government agency to preserve the insurance or guaranty coverage. The repurchase price for each such delinquent loan is equal to the current scheduled principal balance and accrued interest on the government mortgage loan. The following table provides a summary of MPF loans that have been repurchased by our participating financial institutions.
Summary of MPF Loan Repurchases (dollars in thousands)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Conventional mortgage loans	$2,285	$1,431	$1,934	$3,107	$963
Government mortgage loans	2,422	2,950	1,857	106	2,373
Total	$4,707	$4,381	$3,791	$3,213	$3,336

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $7.8 million at December 31, 2011, compared with $8.7 million at December 31, 2010. See — Critical Accounting Estimates — Allowance for Loan Losses for a description of our methodology for estimating the allowance for loan losses. The reason for this decline is a reduction of the provision for credit losses principally resulting from a decline in the 30 to 90 day delinquency rates in our portfolio of conventional mortgage loans and a decline in our loss severity estimates for several of our largest master commitments for conventional mortgage loans. Notwithstanding these improvements, we have experienced an increase in 90 day and longer delinquency rates and an increase in our foreclosure activities.

We consider the loss mitigating features of the MPF program in determining the allowance for credit losses on mortgage loans, which is based entirely on our investments in conventional mortgage loans, as discussed under — Critical Accounting Estimates. For additional information, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 11 — Allowance for Credit Losses — Credit Enhancements.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. The following table presents our delinquent loan and allowance for credit losses activity (dollars in thousands).

	December 31,
	2011	2010	2009	2008	2007
Total par value past due 90 days or more and still accruing interest	$24,438	$19,874	$19,822	$14,207	$10,723
Nonaccrual loans, par value	54,927	54,401	44,969	21,325	7,982

Nonaccrual loans:
Gross amount of interest that would have been recorded based on original terms	$2,510	$2,460	$2,454	$1,120	$442
Interest actually recognized in income during the period	2,016	1,930	2,316	1,041	420
Shortfall	$494	$530	$138	$79	$22

Allowance for credit losses on mortgage loans, balance at beginning of year	$8,653	$2,100	$350	$125	$125
Charge-offs	(22)	(148)	—	—	—
Recoveries	—	—	—	—	9
Net (charge-offs) recoveries	(22)	(148)	—	—	9
(Reduction of) provision for credit losses	(831)	6,701	1,750	225	(9)
Allowance for credit losses on mortgage loans, balance at end of year	$7,800	$8,653	$2,100	$350	$125

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (8.1 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (35.0 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of December 31, 2011.

Summary of Higher-Risk MPF Conventional Loans As of December 31, 2011 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$205,880	7.49%	2.08%	7.59%
High loan-to-value loans (2)	15,999	2.75	—	7.33
Subprime and high loan-to-value loans (3)	1,796	15.07	—	16.32
Total high-risk loans	$223,675	7.21%	1.92%	7.65%
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

Our portfolio consists solely of fixed-rate conventionally amortizing first-lien mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of December 31, 2011, we were the beneficiary of primary mortgage insurance coverage on $218.9 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $34.4 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of March 15, 2012, all of these mortgage insurance companies have a credit rating of triple-B or lower (or its equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company unless that company is rated at least triple-B by S&P (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple-B as of March 15, 2012, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits have, in turn, led to fewer mortgage loan investment opportunities for us.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses due to these ratings. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We have monitored the financial condition of these mortgage insurance companies. Further, we required all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. However, none of the eight mortgage insurance companies previously approved by us are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to us. We do not currently invest in mortgage loans that rely on supplemental mortgage insurance to be eligible investments.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of March 15, 2012		December 31, 2011
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$59,313	$13,818	$—	$13,818	27.8%
Genworth Mortgage Insurance Corporation	B/Ba1/NR	Negative	57,900	13,620	—	13,620	27.4
Mortgage Guaranty Insurance Corporation	B/B1/NR	Negative	45,568	9,892	—	9,892	19.9
PMI Mortgage Insurance Company (1)	R/Caa3/NR	N/A	16,133	3,410	—	3,410	6.9
CMG Mortgage Insurance Company	BBB/NR/BBB	Negative	15,408	3,631	—	3,631	7.3
Radian Guaranty Incorporated	B/Ba3/NR	Negative	11,040	2,064	—	2,064	4.1
Republic Mortgage Insurance Company (2)	R/NR/NR	N/A	10,361	2,045	649	2,694	5.4
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	3,202	586	—	586	1.2
			$218,925	$49,066	$649	$49,715	100.0%
_______________________

(1)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Company and beginning October 24, 2011, PMI Mortgage Insurance Company has been directed to only pay 50 percent of the claim amounts with the remaining claim amounts being deferred until the company is liquidated.

(2)	On January 19, 2012 the North Carolina Department of Insurance issued an Order of Supervision providing for immediate administrative supervision of Republic Mortgage Insurance Co. (RMIC). Under the order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its parent holding company, Old Republic International Corporation. The primary effect is that RMIC may not pay more than 50 percent of any claims allowed under any policy of insurance it has issued. The remaining 50 percent will be deferred and credited to a temporary surplus account on the books of RMIC during an initial period not to exceed one year. Accordingly, all claim payments made on January 19, 2012 and thereafter will be made at the rate of 50 percent.

Deposits

We offer demand and overnight deposits, custodial mortgage accounts, and term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding.
At December 31, 2011 and 2010, deposits totaled $654.2 million and $745.5 million, respectively.

The following table presents term deposits issued in amounts of $100,000 or greater at December 31, 2011 and 2010.

Term Deposits Greater than $100,000 (dollars in thousands)

	December 31, 2011		December 31, 2010
Term Deposits by Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Three months or less	$—	—%	$—	—%
Over three months through six months	—	—	—	—
Over six months through 12 months	—	—	6,250	2.51
Greater than 12 months (1)	20,000	4.71	20,000	4.71
Total par value	$20,000	4.71%	$26,250	4.19%
_______________________

(1)	Represents one term deposit account with a maturity date in 2014.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $16.5 million and $14.8 million as of December 31, 2011 and 2010, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $905.3 million and $729.2 million as of December 31, 2011 and 2010, respectively.

We offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement.

We base the estimated fair values of these agreements on the cost of interest-rate-exchange agreements with similar terms or available market prices. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash-flow analysis and comparison with similar instruments. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. We formally establish hedging relationships associated with balance-sheet items to obtain economic results. These hedge relationships may include fair-value and cash-flow hedges, as well as economic hedges.

We had commitments for which we were obligated to invest in mortgage loans with par values totaling $17.7 million and $28.2 million at December 31, 2011 and 2010, respectively. All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivative instruments. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2011 and 2010. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents a hedge strategy that hedges the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			December 31, 2011		December 31, 2010
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$7,850,557	$(603,754)	$10,505,040	$(635,275)
	Swaps	Economic	10,750	(282)	73,250	(1,538)
	Caps and floors	Economic	—	—	16,500	25
Total associated with advances			7,861,307	(604,036)	10,594,790	(636,788)
Available-for-sale securities	Swaps	Fair value	711,915	(379,375)	853,935	(224,907)
	Caps and floors	Economic	300,000	786	—	—
Total associated with available-for-sale securities			1,011,915	(378,589)	853,935	(224,907)
Trading securities	Swaps	Economic	225,000	(29,503)	225,000	(10,181)
CO bonds	Swaps	Fair value	10,743,550	196,640	11,989,650	191,324
	Forward starting swaps	Cash Flow	700,000	(31,981)	—	—
Total associated with CO bonds			11,443,550	164,659	11,989,650	191,324
Deposits	Swaps	Fair value	20,000	3,986	20,000	4,767
Total			20,561,772	(843,483)	23,683,375	(675,785)
Mortgage delivery commitments			17,734	128	28,217	(187)
Total derivatives			$20,579,506	(843,355)	$23,711,592	(675,972)
Accrued interest				(25,187)		(31,709)
Cash collateral				(20,241)		(6,721)
Net derivatives				$(888,783)		$(714,402)
Derivative asset				$16,521		$14,818
Derivative liability				(905,304)		(729,220)
Net derivatives				$(888,783)		$(714,402)

 The following table presents our hedging strategies at December 31, 2011 and 2010 (dollars in thousands).

		December 31, 2011 Notional Amount			December 31, 2010 Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation Fair Value	Hedge Designation Economic	Cash Flow Hedge Designation	Hedge Designation Fair Value	Hedge Designation Economic
Advances
Pay-fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	$3,116,732	$—	$—	$3,700,115	$61,500
Pay-fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance	4,713,825	10,750	—	6,794,925	11,750
Pay-floating with embedded features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded option risk in the advance	20,000	—	—	10,000	—
Interest-rate cap, floor, corridor or collar	Offsets the interest cap, floor, corridor or collar embedded in a variable rate advance	—	—	—	—	16,500
		7,850,557	10,750	—	10,505,040	89,750

Investments
Pay-fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	711,915	225,000	—	819,760	225,000
Pay-fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment	—	—	—	34,175	—
Interest-rate cap	Offsets the interest rate cap embedded in a variable rate investment	—	300,000	—	—	—
		711,915	525,000	—	853,935	225,000

Deposits
Receive-fixed, pay floating interest-rate swap	Converts the deposit's fixed rate to a variable rate index	20,000	—	—	20,000	—

CO Bonds
Receive-fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	8,573,550	—	—	9,399,650	—
Receive-fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	2,170,000	—	—	2,590,000	—
Forward-starting, interest- rate swap	To lock in the cost of funding on anticipated issuance of debt	—	—	700,000	—	—
		10,743,550	—	700,000	11,989,650	—

Stand-Alone Derivatives
Mortgage delivery commitments	N/A	—	17,734	—	—	28,217
Total		$19,326,022	$553,484	$700,000	$23,368,625	$342,967

The following four tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity, next put date for putable advances, and next call date for callable COs. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $18.6 billion, representing 90.4 percent of all derivatives outstanding as of December 31, 2011. Economic hedges are not included within the four tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of December 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,062,800	$(17,007)	$1,062,800	$16,949	4.21%	0.48%	4.06%	0.63%
Due after one year through two years	1,173,010	(48,035)	1,173,010	47,836	3.64	0.46	3.46	0.64
Due after two years through three years	1,044,550	(54,734)	1,044,550	54,556	3.03	0.49	2.81	0.71
Due after three years through four years	625,515	(41,702)	625,515	41,618	3.20	0.45	2.83	0.82
Due after four years through five years	1,144,662	(82,896)	1,144,662	82,372	3.01	0.49	2.72	0.78
Thereafter	2,800,020	(359,379)	2,800,020	356,765	3.78	0.48	3.58	0.68
Total	$7,850,557	$(603,753)	$7,850,557	$600,096	3.56%	0.48%	3.34%	0.70%
_______________________

(1)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2011.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity or Next Put Date for Putable Advances As of December 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		Advances			Derivatives
Maturity or Next Put Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$5,040,875	$(476,204)	$5,040,875	$472,793	4.02%	0.48%	3.87%	0.63%
Due after one year through two years	584,610	(34,561)	584,610	34,464	3.53	0.45	3.37	0.61
Due after two years through three years	554,550	(12,024)	554,550	12,021	1.94	0.53	1.66	0.81
Due after three years through four years	425,265	(22,127)	425,265	22,130	2.88	0.45	2.44	0.89
Due after four years through five years	707,262	(20,778)	707,262	20,752	2.19	0.50	1.84	0.85
Thereafter	537,995	(38,059)	537,995	37,936	3.22	0.52	2.73	1.01
Total	$7,850,557	$(603,753)	$7,850,557	$600,096	3.56%	0.48%	3.34%	0.70%
_______________________

(1)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2011.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of December 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$4,890,450	$12,849	$4,890,450	$(12,876)	0.82%	0.82%	0.30%	0.30%
Due after one year through two years	3,948,100	53,359	3,948,100	(53,115)	1.48	1.52	0.47	0.43
Due after two years through three years	605,000	13,906	605,000	(13,903)	1.54	1.59	0.34	0.29
Due after three years through four years	310,000	21,229	310,000	(21,261)	2.99	2.98	0.38	0.39
Due after four years through five years	545,000	2,696	545,000	(2,920)	1.08	1.06	0.29	0.31
Thereafter	445,000	92,601	445,000	(92,730)	4.13	4.14	0.43	0.42
Total	$10,743,550	$196,640	$10,743,550	$(196,805)	1.32%	1.34%	0.37%	0.35%
_______________________

(1)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2011.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity or Next Call Date for Callable Consolidated Obligations As of December 31, 2011 (dollars in thousands)
					Weighted-Average Yield (2)
	Derivatives		CO Bonds			Derivatives
Maturity or Next Call Date	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(1)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$5,820,450	$14,465	$5,820,450	$(14,718)	0.88%	0.88%	0.29%	0.29%
Due after one year through two years	3,883,100	53,315	3,883,100	(53,106)	1.49	1.53	0.48	0.44
Due after two years through three years	490,000	13,650	490,000	(13,650)	1.63	1.69	0.34	0.28
Due after three years through four years	150,000	20,798	150,000	(20,781)	4.67	4.65	0.46	0.48
Due after four years through five years	100,000	2,805	100,000	(2,805)	1.90	1.75	0.52	0.67
Thereafter	300,000	91,607	300,000	(91,745)	5.19	5.21	0.51	0.49
Total	$10,743,550	$196,640	$10,743,550	$(196,805)	1.32%	1.34%	0.37%	0.35%
_______________________

(1)	The fair-value adjustment of hedged CO bonds and discount notes represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(2)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2011.

We engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivative contracts are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 21 — Transactions with Related Parties for outstanding derivative contracts with affiliates of members.

Impact of the Dodd-Frank Act on Our Derivatives Activities

The Dodd-Frank Act requires the issuance of various regulations impacting derivatives that will likely, among other things, require us to clear at least some of our derivatives through derivatives-clearing organizations that are registered with the CFTC. Preparations to clear derivatives through derivatives-clearing organizations have entailed and will likely continue to entail incremental costs and operational changes for our derivatives activities. Further, we might need, for regulatory or economic reasons, to structure our derivatives such that they are clearable through a derivatives-clearing organization, even though they would not exactly match the critical economic terms of the item being hedged. In such a case, they would then be imperfect hedges and might not qualify for hedge accounting. For additional information on the Dodd-Frank Act's impact and potential impact on our derivatives activities see — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Transactions.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties. We currently receive only cash collateral from counterparties with whom we are in a current positive fair value position. The resulting net exposure at fair value is reflected in the below table. We presently pledge only securities collateral to counterparties with whom we are in a current negative fair value position. From time to time, due to timing differences or derivatives valuation differences, and the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair value positions with them. The resulting unsecured credit exposure to these latter counterparties as of December 31, 2011 was $3.7 million.

The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new derivative trades only with nonmember institutions that have long-term senior unsecured credit ratings that are at or above single-A (or its equivalent) by S&P and Moody's, although risk-reducing trades may be approved for counterparties whose ratings have fallen below these ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. As an example, during 2011, we reduced or restricted trading with certain European counterparties based on the European sovereign debt crisis. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures beyond a defined amount to be secured by U.S. federal government or GSE-issued securities or cash. Exposures are measured daily, and adjustments to collateral positions are made in accordance with the provisions of the master-netting agreements, which actions are intended to minimize our exposure to credit risk. The master agreements generally provide for lower amounts of unsecured exposure to lower-rated counterparties. These agreements are bilateral and could require us to deliver additional collateral to the counterparty if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Derivatives and Hedging Activities.

As illustrated in the following table, our maximum credit exposure on interest-rate-exchange agreements is much less than the notional amount of the agreements. Additionally, commitments to invest in mortgage loans are reflected in the following table as derivative instruments. We do not collateralize these commitments. However, should the participating financial institution fail to deliver the mortgage loans as agreed, the member is charged a fee to compensate us for nonperformance of the agreement.

Derivative Instruments (dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of December 31, 2011
Interest-rate-exchange agreements: (1)
Double-A	$575,000	2	$16,393
Single-A	19,986,772	11	—
Total interest-rate-exchange agreements	20,561,772	13	16,393
Commitments to invest in mortgage loans (2)	17,734	—	128
Total derivatives	$20,579,506	13	$16,521

As of December 31, 2010
Interest-rate-exchange agreements: (1)
Double-A	$7,621,250	6	$14,763
Single-A	16,062,125	8	—
Total interest-rate-exchange agreements	23,683,375	14	14,763
Commitments to invest in mortgage loans (2)	28,217	—	55
Total derivatives	$23,711,592	14	$14,818
_______________________

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

(2)	Total fair-value exposures related to commitments to invest in mortgage loans are offset by certain pair-off fees.

(3)	Total net exposure of positive fair value netted with cash collateral received from derivative counterparties.

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	December 31, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,085,095	15.0%	$(66,457)
Deutsche Bank AG	2,957,965	14.4	(407,931)
Citigroup Financial Products, Inc.	2,749,040	13.4	(73,395)
Morgan Stanley Capital Services, Inc.	2,414,150	11.7	(115,873)
Goldman Sachs Capital Markets, LP	2,286,725	11.1	(78,858)

	December 31, 2010
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$4,304,100	18.2%	$(54,202)
Citigroup Financial Products, Inc.	3,723,290	15.7	(57,841)
Deutsche Bank AG	2,986,965	12.6	(248,485)
UBS AG	2,413,225	10.2	(6,428)

We may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for outstanding investments are currently overnight to 35 days. We also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. All of these counterparties and/or their affiliates buy, sell, and distribute our COs.

RISK MANAGEMENT

We have a comprehensive risk-governance structure. We identify seven major risk categories relevant to business activities:

•
Credit risk is the risk to earnings or capital due to an obligor's failure to meet the terms of any contract with us or otherwise perform as agreed. The Credit Committee oversees credit risk primarily through ongoing oversight and limits on credit exposure. Credit risk is discussed under — Financial Condition — Advances Credit Risk, — Financial Condition — Investments Credit Risk, — Financial Condition — Mortgage Loans Credit Risk, and — Financial Condition — Derivative Instruments Credit Risk.

•
Market risk is the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk is overseen by the Asset-Liability Committee through ongoing review of the economic value of capital and its sensitivity as captured in such metrics including, but not limited to, duration of equity and VaR. The Asset-Liability Committee also reviews income simulations to oversee potential exposure to future earnings volatility. Market risk is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

•
Liquidity risk is the risk that we may be unable to meet our funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner. The treasurer, under the direction of the chief financial officer, provides primary oversight of liquidity risk. The Asset-Liability Committee, through its regular reviews of funding and liquidity, oversees liquidity risk. For more information on our liquidity management, see — Liquidity and Capital Resources — Liquidity.

•
Leverage risk is the risk that our capital is not sufficient to support the level of assets. The risk results from a deterioration of our capital base, a deterioration of the assets, or from overbooking assets. The treasurer, under the direction of the chief financial officer, provides primary oversight of leverage activity. The Asset-Liability Committee oversees leverage risk. We have controls in place in an effort to ensure that capital is maintained in accordance with regulatory requirements. For a discussion of those requirements and our compliance therewith, see — Liquidity and Capital Resources — Capital.

•
Business risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run. Business risk is overseen by the Management Committee and the Asset-Liability Committee. Business risk is further discussed below under — Business Risk.

•
Operational risk is the risk of unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. Our Enterprise Risk Management (ERM) department provides primary oversight of operational risk. ERM and the Operations Committee (discussed below) provide our operational risk oversight. Operational risk is further discussed below under — Operations Risk.

•
Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect our ability to establish new business relationships or to maintain existing business relationships. The Management Committee and our board of directors oversee reputation risk. Reputation risk is further discussed below under — Reputation Risk.

The board of directors determines our risk profile and provides risk oversight through the review and approval of our risk management policy. The board of directors also evaluates and approves risk tolerances and risk limits. The board of director's Risk Committee provides additional oversight for market risk, credit risk, and operational risk. The board of directors' Audit Committee provides additional oversight for operational risk. The board of directors also reviews the results of an annual risk assessment that we perform for our major business processes.

Management establishes a quantifiable connection between our desired risk profile and our risk tolerances and risk limits as expressed in our risk-management policy. Management is responsible for maintaining internal policies consistent with the risk-management policy. Our chief risk officer is responsible for communicating changes to these internal policies to the board of directors' Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors.

Management further delineates our desired risk profile for specific business activities and provides risk oversight through its following committees:

•
Management Committee is the overall risk-governance, strategic-planning, and policymaking group. The committee, which is comprised of our senior officers, reviews and recommends to the board of directors for approval all revisions to major policies of the organization. All decisions by this committee are subject to final approval by the president.

•
Asset-Liability Committee is responsible for approving internal policies and risk limits for the management of market risk, including liquidity and options risks. The Asset-Liability Committee also conducts monitoring and oversight of these risks on an ongoing basis, and promulgates strategies to enhance our financial performance within established risk limits consistent with the strategic business plan and the risk management policy. The Asset-Liability Committee also establishes pricing guidelines for our credit and deposit products.

•
Credit Committee oversees the credit-underwriting functions and collateral eligibility standards. The committee also reviews the creditworthiness of our investments, including purchased mortgage assets, and oversees the classification of our assets and the adequacy of our loan-loss reserves.

•
Operations Committee has responsibility for operational-risk oversight. The Operations Committee assesses overall impact of operational risk as communicated through committee discussion that may include new or changed processes, products and/or regulations; staff turnover; key performance indicators; operational exceptions and trends; outstanding audit findings; and unmitigated operational risks identified through periodic risk assessments and/or testing. The Operations Committee prioritizes our plans for the remediation and control of identified operational risks.

•
Information, Project Portfolio, and Technology Governance Committee provides senior management oversight and governance of the information technology, information security, project management, and business-continuity functions. The committee allocates an overall level of funding established by the board of directors for major initiatives, among projects that support our goals and objectives consistent with our annual business plan and budget.

•
Disclosure Committee oversees all financial disclosures that we make and is intended to ensure that our disclosures comply with applicable laws and regulations. Among other things, the Disclosure Committee evaluates the effectiveness of our disclosure controls and procedures and helps to assess the quality of the disclosures that are made in the periodic reports that we file with the SEC. These disclosure controls and procedures are the controls and procedures that are intended to ensure that information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized, and reported correctly and within the required time periods.

This list of internal management committees or their respective missions may change from time to time.

Business Risk

Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, projections, competitive threats, and our external environment; and developing contingency plans where appropriate.

Operational Risk

We are subject to operational risk, which is the risk of unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems.

We have policies and procedures intended to mitigate operational risks. We endeavor to train our employees for their roles and maintain written policies and procedures for our key functions. We maintain a system of internal controls designed to adequately segregate responsibilities and appropriately monitor and report on our activities to management and the board of directors. Our Internal Audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies and procedures. Some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely impact us.

Operational risk includes risk arising from breaches of our cybersecurity or other cyber incidents that could result in a failure or interruption of our information technology or other technology. We have not experienced a disruption in our information systems or other technology that has had a material adverse impact on us. However, we rely heavily on our information systems and other technology to conduct and manage our business and so failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. We take several steps to protect our information systems and technology, including operational redundancy and supplier diversity along with monitored physical and logical security controls to protect our information systems and data.

Additionally, as of September 2011, most of our information systems have been co-located with a third-party service provider to a site designed to host information systems with specialized environmental controls, 24-hour onsite staffing, and physical security. We rely on this service provider to continue to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. We take several steps to mitigate the risks of our reliance on this third-party service provider, including physical and monitored logical security controls to protect our information systems and data within the co-location space along with maintaining redundancy of systems at an alternate location that we control for disaster recovery and business continuity. Additionally, we review the provider's controls report annually and monitor and meet with the provider on a regular basis. Additionally, we have a disaster-recovery site intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no assurance that the disaster-recovery site will work as intended in the event of an actual disruption or failure.

Further, our AHP and MPF investment activities rely on the secure processing, storage, and transmission of a large volume of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We take several steps to protect such data, including information technology and security, general computing controls governing access to programs and data along with physical and logical security. Additionally, we review related third-party service providers' controls reports annually. Despite these steps, this information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

Disaster-Recovery/Business Continuity Provisions. We maintain a disaster-recovery site in Westborough, Massachusetts to provide continuity of operations in the event that our Boston headquarters becomes unavailable. For example, we used this site when our headquarters became temporarily unavailable in March 2012 due to a fire in the vicinity of our headquarters and we were able to continue our operations without interruption. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. We also have a reciprocal back-up agreement in place with the FHLBank of Topeka to provide short-term advances in the event that our facilities are inoperable. In the event that the FHLBank of Topeka's facilities are inoperable, we have agreed to provide short-term liquidity advances to the FHLBank of Topeka's members.

Insurance Coverage. We have insurance coverage for employee fraud, forgery, alteration, and embezzlement, as well as director and officer liability protection for breach of duty, misappropriation of funds, negligence, and acts of omission. Additionally, comprehensive insurance coverage is currently in place for employment practices liability, electronic data-processing equipment and software, personal property, leasehold improvements, fire/explosion/water damage, and personal injury including slander and libelous actions. We maintain additional insurance protection as deemed appropriate, which covers automobiles, company credit cards, and business-travel accident and supplemental traveler's coverage for both directors and staff. We use the services of an insurance consultant who periodically conducts a comprehensive review of insurance coverage levels.

Reputation Risk

We take several steps to manage reputation risk. We have established a code of conduct and operational risk-management procedures intended to ensure ethical behavior among our staff and directors and require all employees to annually certify compliance with our code of conduct. We work to ensure that all communications are presented accurately, consistently, and in a timely way to multiple audiences and stakeholders. In particular, we regularly conduct outreach efforts with our membership and with housing and economic-development advocacy organizations throughout our district. We also cultivate relationships with government officials at the federal, state, and municipal levels; key media outlets; nonprofit housing and community-development organizations; and regional and national trade and business associations to foster awareness of our mission, activities, and value to members. We work with the Council of Federal Home Loan Banks and the Office of Finance to coordinate communications on a broader scale.

LIQUIDITY AND CAPITAL RESOURCES

Our financial strategies are designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations. Outstanding COs and the condition of the market for COs are discussed below under — External Sources of Liquidity. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

We monitor our financial position in an effort to ensure that we have ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities, fund our member credit needs, and cover unforeseen liquidity demands. We strive to maintain the liquidity necessary to meet member-credit demands, repay maturing COs, meet other obligations and commitments, and respond to changes in membership composition.

We are not able to predict future trends in member-credit needs since they are driven by complex interactions among a number of factors, including, but not limited to mortgage originations, other loan portfolio growth, deposit growth, and the attractiveness of the pricing and availability of advances versus other wholesale borrowing alternatives.

Our contingency liquidity plans are intended to ensure that we are able to meet our obligations and the liquidity needs of members in the event of operational disruptions at the Bank or the Office of Finance or short-term disruptions of the capital markets.

For information and discussion of our guarantees and other commitments we may have, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations below, and for further information and discussion of the joint and several liability for FHLBank COs, see — Consolidated Obligations below.

Internal Sources of Liquidity

Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2011. The following table provides our liquidity position with respect to this requirement.

Liquidity Reserves for Deposits
(dollars in thousands)
	December 31,
	2011	2010
Liquid assets(1)
Cash and due from banks	$112,094	$6,151
Interest-bearing deposits	177	155
Advances maturing within five years	20,707,967	23,117,880
Total liquid assets(1)	20,820,238	23,124,186
Total deposits	654,246	745,521
Excess liquid assets(1)	$20,165,992	$22,378,665
 ________________________

(1)	For purposes of the regulatory requirement liquid assets include cash, obligations of the U.S., and advances with maturities of less than five years.

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that member overnight deposits are withdrawn at a rate of 50 percent per day and commitments (MPF and other commitments) are taken down at a conservatively projected pace. We define available liquidity as the sources of funds available to us through our normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. The risk-management policy requires us to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, a management action trigger is breached and senior management is immediately notified so that a decision can be made as to whether immediate remedial action is necessary.

The following table shows our structural liquidity as of December 31, 2011.

Structural Liquidity As of December 31, 2011 (dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$4,446,355	$(1,908,628)	$(1,977,420)
Less: Cumulative contingent obligations	(4,047,320)	(5,439,531)	(6,561,015)
Equals: Net structural liquidity need	399,035	(7,348,159)	(8,538,435)
Available borrowing capacity (2)	$39,074,955	$46,227,867	$47,357,706
Ratio of available borrowing capacity to net structural liquidity need	—	6.29	5.55
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Plan Requirements in Excess of Regulatory Requirements.

Finance Agency regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access the CO debt markets. We maintained material compliance with this requirement at all times during the year ended December 31, 2011. As of December 31, 2011 and 2010, we held a surplus of $12.8 billion and $13.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO issuances. The following table demonstrates our contingency liquidity as of December 31, 2011.

Contingency Liquidity As of December 31, 2011 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$(1,944,298)
Contingency borrowing capacity (exclusive of CO issuances)	14,756,107
Net contingency borrowing capacity	$12,811,809
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in material compliance with these liquidity requirements at all times during the year ended December 31, 2011.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets with maturities inclusive of projected prepayments greater than one year funded by liabilities maturing inclusive of projected calls in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. We maintained compliance with this requirement at all times during the year ended December 31, 2011. During the year ended December 31, 2011, this gap averaged 3.3 percent (maximum level 9.2 percent and minimum level 0.1 percent). As of December 31, 2011, this gap was 9.2 percent, compared with 3.8 percent at December 31, 2010.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement

We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund our principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. Neither we or any of the other FHLBanks have ever drawn upon this agreement.

Consolidated Obligations

Our primary source of liquidity is via CO issuances. At December 31, 2011 and 2010, outstanding COs, including both CO bonds and CO discount notes, totaled $44.5 billion and $53.6 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed-rate bonds and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2011, and December 31, 2010. CO bonds outstanding at December 31, 2011 and 2010, include issued callable bonds totaling $3.0 billion and $5.2 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 32.9 percent and 34.5 percent of outstanding COs at December 31, 2011, and December 31, 2010, respectively, but accounted for 97.3 percent and 97.6 percent of the proceeds from the issuance of COs during the years ended December 31, 2011 and 2010, respectively, due, in particular, to our frequent overnight CO discount note issuances.

The table below shows our short-term borrowings for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands).

	CO Discount Notes			CO Bonds with Original Maturities of One Year or Less
	For the Years Ended December 31,			For the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Outstanding par amount at end of the period	$14,652,040	$18,526,985	$22,281,433	$2,858,500	$560,000	$6,444,000
Weighted-average rate at the end of the period	0.01%	0.11%	0.10%	0.25%	0.33%	0.52%
Daily-average par amount outstanding for the period	$13,352,326	$20,201,679	$32,622,044	$1,503,919	$3,057,981	$5,809,053
Weighted-average rate for the period	0.07%	0.15%	0.47%	0.26%	0.41%	1.34%
Highest par amount outstanding at any month-end	$17,241,908	$25,366,103	$43,279,055	$2,997,000	$5,887,000	$9,337,500

Although we are primarily liable for our portion of COs, that is, those issued on our behalf, we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $691.9 billion and $796.4 billion at December 31, 2011 and 2010, respectively. COs are backed only by the combined financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the U.S. government does not guarantee them. We have not paid any obligations on behalf of the other FHLBanks during the years ended December 31, 2011 and 2010.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this review, we do not believe that the probability that we will be required by the Finance Agency to repay any principal or interest associated with COs for which we are not the primary obligor has materially increased.

The FHLBank Act authorizes the Secretary of the U.S. Treasury, at his or her discretion, to purchase COs of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the U.S. Treasury. There were no such purchases by the U.S. Treasury during the year ended December 31, 2011.
For additional information on COs, including their issuance, see Item 1 — Business — Consolidated Obligations.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report.

During 2011, financial markets continued their recovery from the financial crisis of 2008. There was significant focus on government actions to support financial markets as well as financial reform legislation. The U.S. economy grew modestly during 2011, but financial markets continued to react negatively to fiscal uncertainty, anemic employment data, worries about the European sovereign debt crisis and the uncertainty of the protests and civil uprisings in the Middle East and across Northern Africa. These dynamics will continue into 2012.

On August 8, 2011, S&P downgraded our long-term credit rating to AA+ with a negative outlook based on S&P's downgrade of the long-term sovereign credit rating of the United States from AAA to AA+ with a negative outlook. Each of the 12 FHLBanks are currently rated the same by S&P, as are the COs of the FHLBanks. Although we experienced favorable pricing throughout the period covered by this report, these developments and/or further downgrades involving our credit ratings could adversely impact our market access and/or funding costs. During the period covered by this report, we have not discerned an adverse impact on our market access and/or funding costs based on the downgrade.

We continue to operate in a prolonged, historically low-interest rate environment as discussed under — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment. Overall, we have experienced relatively low CO issuance costs during 2011, reflecting the low interest rate environment together with a flight to quality due to the sovereign debt crisis in Europe. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs. We have been able to maintain our desired funding structure. Throughout the year ended December 31, 2011, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than three years, while longer term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into 2012.

Capital

Our total GAAP capital increased $213.5 million to $3.5 billion at December 31, 2011, from $3.3 billion at December 31, 2010. The increase was attributable to the net reduction of $103.7 million in accumulated other comprehensive loss, a $148.9 million increase in retained earnings, and the purchase of $101.7 million of capital stock by members during the year ended December 31, 2011. These increases to capital were offset with the transfer of $140.8 million of capital stock to mandatorily redeemable capital stock. The reduction of accumulated other comprehensive loss was primarily attributable to the accretion of $146.5 million of non-credit losses recognized in prior periods with respect to private-label MBS deemed to be other-than-temporarily impaired and due to $60.3 million in non-credit losses that were reclassified from accumulated other comprehensive loss and charged to earnings. This reclassification was for securities that were previously other-than-temporarily impaired that incurred additional credit losses during the year ended December 31, 2011.

Our membership includes commercial banks, thrifts, credit unions, and insurance companies with concentrations of capital stock shown in the table below (dollars in thousands).

Capital Stock Outstanding by Member Type (dollars in thousands)

December 31,
2011
Commercial banks	$2,032,441
Thrift institutions	1,112,208
Credit unions	276,781
Insurance companies	203,918
Total GAAP capital stock	3,625,348
Mandatorily redeemable capital stock	227,429
Total regulatory capital stock	$3,852,777

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock. We did conduct a partial repurchase of excess stock on March 9, 2012, as discussed under — Executive Summary — Partial Repurchase of Excess Stock.

The FHLBank Act and Finance Agency regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2011, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Capital. Additionally, we are subject to a capital rule under Finance Agency regulations, discussed under — Capital Rule and have adopted minimum capital requirements in excess of regulatory requirements, which is discussed under — Internal Minimum Capital Requirement in Excess of Regulation Requirements.
Subject to applicable law, we redeem capital stock for any member that either gives notice of intent to withdraw from membership, or becomes a nonmember due to merger, acquisition, charter termination, or involuntary termination of membership following the expiry of the stock redemption period. Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $227.4 million and $90.1 million at December 31, 2011, and December 31, 2010, respectively. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock.

We have the authority, but are not obliged, to repurchase excess stock, and we continue a moratorium on the repurchase of excess stock, apart from limited repurchases, as discussed under Item 1 — Business — Capital Resources — Repurchase of Excess Stock. At December 31, 2011, and December 31, 2010, excess stock totaled $2.1 billion and $1.9 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2011	$623,793	$1,104,877	$1,728,692	$3,852,777	$2,124,085
December 31, 2010	576,529	1,269,151	1,845,703	3,754,502	1,908,799
_______________________

(1)	Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

•
Significantly undercapitalized. An FHLBank is significantly undercapitalized if either (1) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (2) an undercapitalized FHLBank fails to submit or adhere to a Finance Agency Director-approved capital restoration plan in conformance with regulatory requirements. An FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the Finance Agency.

•
Critically undercapitalized. An FHLBank is critically undercapitalized if either (1) the amount of total capital held by the FHLBank is less than two percent of the FHLBank's total assets or (2) a significantly undercapitalized FHLBank fails to submit or adhere to a Finance Agency Director-approved capital restoration plan in conformance with regulatory requirements. The Director of the Finance Agency may place an FHLBank in conservatorship or receivership. An FHLBank will be placed in mandatory receivership if (1) the assets of an FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not, been paying its debts on a regular basis. Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

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

If we became classified into a capital classification other than adequately capitalized, we could be adversely impacted by the corrective action requirements for that capital classification.

By letter dated December 22, 2011, the Acting Director of the Finance Agency notified us that, based on September 30, 2011, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on December 31, 2011, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements to protect the Bank as necessary, which steps are reflected in our capital ratio targets, internal minimum capital requirements in excess of regulatory requirements, and our retained earnings target.

Targeted Capital Ratio Operating Range

We target an operating range of 4.0 percent to 7.5 percent for our capital ratio, a range adopted in conjunction with our capital preservation measures. Our capital ratio was 8.5 percent at December 31, 2011, a ratio in excess of the targeted operating range. This results principally from the limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Decline in Advances Balances. For additional information on the partial repurchase, see — Executive Summary — Partial Repurchase of Excess Stock.

Our capital increases in connection with required purchases as a condition of membership, which vary based on each member's total assets, and in connection with each member's use of our products that require a purchase of capital stock, such as in connection with our advances products. Our capital can decrease in connection with stock redemptions, any repurchases of excess stock, or if retained earnings are depleted.

Internal Minimum Capital Requirements in Excess of Regulatory Requirements

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of December 31, 2011, this requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $4.3 billion.

Retained Earnings Target

Our retained earnings target is $875.0 million, which we lowered from $925.0 million on December 16, 2011. At December 31, 2011, we had total retained earnings of $398.1 million, consisting of $375.2 million in unrestricted retained earnings and $22.9 million in restricted retained earnings.

We design our retained earnings target based on our measurement of risk exposures under stressed scenarios that can impact our net income stream and adversely impact our financial condition. Accordingly, the target is sensitive to changes in our risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause us to adopt a higher target, whereas stabilization or improvement of the performance of these loans could lead to a further reduction in the retained earnings target. Potential losses in our portfolio of private-label MBS remain our largest exposure impacting the retained earnings target. We evaluate the adequacy of the target at least once per quarter.

We lowered our retained earnings target on December 16, 2011, principally based on (i) a reduction in potential future losses attributable to credit, market, and operational risks and (ii) our recognition of losses in prior periods on certain of our investments in private-label MBS. Nonetheless, we continue to maintain a high retained earnings target due to continuing uncertainty about the economic and housing recovery with persistently high unemployment and stagnant home prices and sales.

Our retained earnings target could be superseded by Finance Agency mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our retained earnings target and will do so when prudential or other reasons warrant such a change. Either of these events could result in us increasing our retained earnings target and, in turn, reducing or eliminating the dividend payout, as necessary.
Capital Plan Amendments

Restricted Retained Earnings and the Joint Capital Agreement

We amended our capital plan effective on September 5, 2011, in order to allocate a certain percentage of quarterly net income to a restricted retained earnings account in accordance with the Joint Capital Agreement. On February 28, 2011, we entered into a Joint Capital Agreement with each of the other 11 FHLBanks, as part of a voluntary capital initiative intended to build greater safety and soundness in the FHLBank System. Generally, the agreement requires each FHLBank to allocate an amount at least equal to 20 percent of its quarterly net income (net of that FHLBank's obligation to its Affordable Housing Program) to a restricted retained earnings account beginning with the calendar quarter-end following the satisfaction of the FHLBanks' obligation to make payments to REFCorp. This obligation commenced with our results at September 30, 2011, based on the Finance Agency's certification on August 5, 2011, that the REFCorp obligation had been satisfied. The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income. The agreement requires each FHLBank to contribute to its restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). At December 31, 2011, our total required restricted retained earnings contribution requirement was $442.0 million compared with our total contribution on that date of $22.9 million. The agreement refers to the period of required contributions to the restricted retained earnings account as the “dividend restriction period.” Additionally, the agreement provides:

•	that amounts held in an FHLBank's unrestricted retained earnings account may not be transferred into the restricted retained earnings account;

•
during the dividend restriction period, an FHLBank shall redeem or repurchase capital stock only at par value, and shall only conduct such redemption or repurchase if it would not result in the FHLBank's total regulatory capital falling below its aggregate paid in amount of capital stock;

•
that any quarterly net losses will be netted against the FHLBank's other quarters' net income during the same calendar year so that the minimum required annual allocation into the FHLBank's restricted retained earnings account is satisfied;

•
if the FHLBank sustains a net loss for a calendar year, the net loss will be applied to reduce the FHLBank's retained earnings that are not in the FHLBank's restricted retained earnings account to zero prior to application of such net loss to reduce any balance in the FHLBank's restricted retained earnings account;

•
if the FHLBank incurs net losses for a cumulative year-to-date period resulting in a decline to the balance of its restricted retained earnings account, the FHLBank's required allocation percentage will increase from 20 percent to 50 percent of quarterly net income until its restricted retained earnings account balance is restored to an amount equal to the regular required allocation (net of the amount of the decline);

•	if the balance in the FHLBank's restricted retained earnings account exceeds 150 percent of its total required contribution to the account, the FHLBank may release such excess from the account;

•
in the event of the liquidation of the FHLBank, or the taking of the FHLBank's retained earnings by future federal action, such event will not affect the rights of the FHLBank's Class B stockholders under the FHLBank Act in the FHLBank's retained earnings, including those held in the restricted retained earnings account;

•	for the restriction on the payment of dividends from amounts in the restricted retained earnings account for at least one year following the termination of the Joint Capital Agreement; and

•	for certain procedural mechanisms for determining when an automatic termination event has occurred.

The agreement will terminate upon an affirmative vote of two-thirds of the boards of directors of the then existing FHLBanks, or automatically if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of:

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

Excess Stock Pool and Class A Stock

On January 22, 2011, certain amendments to our capital plan became effective that, among other things, provide us the ability to allow members to satisfy the activity-based stock investment requirements for eligible advances using stock from the excess stock pool and/or Class A stock. However, we have not issued and we do not intend to issue Class A stock at this time.

We permitted certain members to use stock from the excess stock pool to support eligible advances beginning January 22, 2011, subject to certain conditions detailed in our capital plan. The original announcement of the use of the excess stock pool provided that we expected to allocate additional shares to eligible members who wished to use them in support of eligible advances until the end of the second quarter of 2011. Consistent with that expectation, we provided notice of the discontinuance of the use of the excess stock pool on June 27, 2011. From that date, no additional shares from the excess stock pool were allocated in accordance with our capital plan. On December 28, 2011, members were no longer allowed to support eligible advances with stock from the excess stock pool.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•	commitments that obligate us for additional advances;

•	standby letters of credit;

•	commitments for unused lines-of-credit advances;

•	standby bond-purchase agreements with state housing authorities; and

•	unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 20 — Commitments and Contingencies.

Through the second quarter of 2011, we were required to pay 20 percent of our net earnings (after the AHP assessment) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on our net income of $159.6 million for the year ended December 31, 2011, our AHP assessment was $17.8 million and the REFCorp assessment was $11.1 million for the year ended December 31, 2011. See Item 1 — Business — Assessments for additional information regarding REFCorp and AHP.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2011.
Contractual Obligations as of December 31, 2011 (dollars in thousands)

	Payment Due By Period
Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Long-term debt obligations(1)	$29,533,375	$12,825,580	$9,973,095	$3,796,350	$2,938,350
Estimated interest payments on long-term debt(2)	2,121,023	578,002	687,167	362,699	493,155
Operating lease obligations	29,414	2,551	4,680	4,642	17,541
Mandatorily redeemable capital stock	227,429	—	86,608	140,821	—
Commitments to invest in mortgage loans	17,734	17,734	—	—	—
Pension and post-retirement contributions	9,497	4,521	2,563	488	1,925
Total contractual obligations	$31,938,472	$13,428,388	$10,754,113	$4,305,000	$3,450,971
_______________________

(1)
Includes CO bonds outstanding at December 31, 2011, at par value, based on contractual maturity date of the CO bonds. No effect for call dates on callable CO bonds has been considered in determining these amounts.

(2)
Includes estimated interest payments for CO bonds. For floating-rate CO bonds, the forward interest-rate curve of the underlying index as of December 31, 2011, has been used to project future interest payments. No effect for call dates on callable CO bonds has been considered in determining these amounts.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. Our Audit Committee of the board of directors has reviewed these estimates.

Accounting for Derivatives

Derivative instruments are required to be carried at fair value on the statement of condition. Any change in the fair value of a derivative is required to be recorded each period in current period earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. All of our derivatives are either 1) inherent to another activity, such as forward commitments to purchase mortgage loans under the MPF program, or 2) derivative contracts structured to offset some or all of the risk exposure inherent in our member-lending, investment, and funding activities. We are required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the associated assets or liabilities being hedged are permitted to be recognized in a symmetrical manner. Therefore, the accounting framework imposed can introduce the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market-risk and cash-flow variability. Therefore, during periods of significant changes in interest rates and other market factors, our reported earnings may exhibit considerable variability. We generally employ hedging techniques that are effective under the hedge-accounting requirements. However, not all of our hedging relationships meet the hedge-accounting requirements. In some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet the hedge-accounting requirements, either because the cost of the hedge was economically superior to nonderivative hedging alternatives or because no nonderivative hedging alternative was available. As required by Finance Agency regulation and our policy, derivative instruments that do not qualify as hedging instruments pursuant to GAAP may be used only if we document a nonspeculative purpose.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging our exposure to changes in the fair value of a recognized asset, liability, or unrecognized firm commitment, or changes in future variable cash flows attributable to a recognized asset or liability or forecasted transaction. Fair-value hedge accounting allows for the offsetting changes in the fair value of the hedged risk in the hedged item to also be recorded in current period earnings. In many hedging relationships that use the shortcut method, we may designate the hedging relationship upon our commitment to disburse an advance or trade a CO provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for the advances and CO markets. We define these market-settlement conventions to be five business days or less for advances and 30 calendar days or less, using a next business day convention, for COs. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge relationship qualifies for applying the shortcut method. We then record changes in the fair value of the derivative and hedged item beginning on the trade date.

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

For derivative transactions that potentially qualify for long-haul fair-value hedge-accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging changes in the estimated fair values of the hedged items attributable to the risks being hedged. Hedge-effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedge relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that uses a sample of at least 31 historical interest-rate environments and includes an R-square test, a slope test, and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-square must be greater than 0.8, the slope must be between -0.8 and -1.25, and the computed F-statistic test significance must be less than 0.05.

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
For derivative instruments and hedged items that meet the requirement described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in earnings. As of December 31, 2011, we held derivatives that are marked to market with no offsetting qualifying hedged item including $300.0 million notional of interest-rate caps and floors, $235.8 million notional of interest-rate swaps, and $17.7 million notional of mortgage-delivery commitments. The total fair value of these positions as of December 31, 2011, was an unrealized loss of $28.9 million. The following table shows the estimated changes in the fair value of these derivatives under alternative parallel interest-rate shifts:

Estimated Change in Fair Value of Undesignated Derivatives As of December 31, 2011 (dollars in thousands)

	+50 basis points	+100 basis points
Change from base case
Interest-rate caps and swaps(1)	$8,502	$17,130
_______________________

(1)
Given the low-interest rate environment experienced at the end of 2011, we do not believe that technical valuations generated through a down 100 basis point and a down 50 basis point rate shock are representative of potential shifts in the instruments' values.

These derivatives economically hedge certain advances and securities. Although these economic hedges do not qualify or were not designated for hedge accounting, they are an acceptable hedging strategy under our risk-management program. Our projections of changes in value of the derivatives have been consistent with actual experience.

Fair-Value Estimates

Overview. We measure certain assets and liabilities, including investment securities classified as available-for-sale and trading, as well as all derivatives and mandatorily redeemable capital stock at fair value on a recurring basis. Additionally, certain held-to-maturity securities are measured at fair value on a non-recurring basis due to the recognition of other-than-temporary impairment. Management also estimates the fair value of some of the collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses. Fair values play an important role in the valuation of certain assets, liabilities, and derivative transactions. Accounting guidance defines fair value, establishes a framework for measuring fair value, establishes a fair-value hierarchy based on the inputs used to measure fair value, and requires certain disclosures for fair-value measurements. The book values and fair values of our financial assets and liabilities, along with a description of the valuation techniques used to determine the fair values of these financial instruments, is disclosed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Fair Values.

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

Accounting guidance establishes a three-level fair-value hierarchy for classifying financial instruments that is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The three levels of the fair-value hierarchy are described below:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – Observable market-based inputs, other than quoted prices in active markets for identical assets or liabilities.

•	Level 3 – Unobservable inputs.

Each asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair-value measurement. The majority of our financial instruments carried at fair value fall within the Level 2 category and are valued primarily using inputs and assumptions that are observable in the market, that can be derived from observable market data, or that can be corroborated by recent trading activity of similar instruments with similar characteristics.

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

Valuation of Derivatives and Hedged Items. For purposes of estimating the fair value of derivatives and items for which we are hedging the changes in fair value attributable to changes in the designated benchmark interest rate, we employ a valuation model that uses market data from the Eurodollar futures, cash LIBOR, U.S. Treasury obligations, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques.

The valuation adjustments for our hedged items in which the designated hedged risk is the risk of changes in fair value attributable to changes in the benchmark interest rate (LIBOR-based) are calculated using the same model that is used to calculate the fair values of the associated hedging derivatives.

Valuation of Investment Securities. To ensure consistency in determination of investment securities values, including the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among the FHLBanks, the FHLBanks formed a Pricing Committee establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. As a voting member, we provide input into the procedures considered by the Pricing Committee in determining fair values, and vote to adopt amendments to the procedures from time to time. We participate in the Pricing Committee as an important part of our continuing efforts to refine the valuation procedures for our investment securities and to enhance consistency among the FHLBanks on certain investment securities' valuation determinations.

For the period ended December 31, 2011, we employed the procedures to value our MBS that have been established by the Pricing Committee and also applied those procedures to value our non-MBS investments with the exception of floating-rate HFA securities. We have reviewed the Pricing Committee's procedures and determined that they are reasonably designed to determine that the estimated prices were exit prices. Accordingly, the following descriptions of our procedures for the period ended December 31, 2011, are the same as those established by the Pricing Committee. These processes are described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 19 — Fair Values — Investment Securities.

The four designated and market-recognized pricing vendors from whom we collected prices used various proprietary models. The inputs to those models were derived from various sources including, but not limited to: benchmark yields, reported trades, dealer indications, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many private-label MBS (and to a lesser extent other investment securities) do not trade on a daily basis, the pricing vendors used available information such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all securities valuations, which facilitates resolution of potentially erroneous prices as identified by our methodology.

In connection with the refinement of these procedures for the period ended December 31, 2011, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures. To the extent available, we also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

In periods prior to the period ended December 31, 2011, we established a price (a default price) for each investment security using a formula that was based upon the number of prices received:

•	If four prices were received, the average of the middle two prices was used;

•	if three prices were received, the middle price was used;

•	if two prices were received, the average of the two prices was used; and

•	if one price were received, it was used subject to further validation.

We tested the default prices for reasonableness using specified tolerance parameters. We generally accepted the default prices that were within these tolerance parameters unless strong evidence suggested that using the formula-driven price would not be appropriate. Management conducted further analysis of securities' prices when i) preliminary estimated fair values were outside the tolerance parameters, ii) when prices were within the tolerance parameters but management observed anomalous price behavior, or iii) when only a single vendor price or no vendor price was received. Such further analysis included, but was not limited to:

•
differences between the security's default price and prices of securities of similar characteristics in our portfolio, such as collateral type, credit quality, or expected weighted-average life or maturity;

•	a comparison of vendor price derived option-adjusted spread (the OAS) or projected yield for the securities to the market-driven OAS or yields of similar securities in our portfolio; and

•	a comparison of the security's market assumption driven expected weighted-average life (the WAL) to the WALs of similar securities in our portfolio.

Beginning with the period ended December 31, 2011, we refined our method for estimating the fair values of investment securities. Our refined valuation technique first requires the establishment of a “median price” for each security using a formula that is based upon the number of vendor prices received:

•	If four prices are received, the middle two prices are averaged to establish a median price;

•	if three prices are received, the middle price is the median price;

•	if two prices are received, the prices are averaged to establish a median price; and

•	if one price is received, it is the median price (and also the final price), subject to further validation, consistent with the evaluation of “outliers” as discussed below.

In the cases where two or more vendor prices are obtained, each vendor price is then compared to the median price defined above. Differences between all vendor prices received and the median price are then compared to the security's applicable tolerance parameters. All vendor prices that are within the security's tolerance parameters are averaged to arrive at the security's default price. In cases where one or more vendor prices have differences greater than the applicable tolerance parameter, these out-of-tolerance prices (the “outliers”) are subject to further analysis. Further analysis to exclude a vendor price or to determine if an outlier is a better estimate of fair value includes but is not limited to, comparison to i) prices provided by a fifth, third-party recognized valuation service, ii) observed market prices for similar securities, iii) non-binding dealer estimates, or iv) use of internal model prices, which we believe generally reflect the relevant facts and circumstances that a market participant would consider. Additionally, we ordinarily challenge a pricing vendor when a price falls outside of the tolerance parameters and/or if we determine that a price should be excluded as a result of our further analysis. When a pricing vendor agrees that its price is incorrect, we exclude that price from our determination of that security's final price. When a pricing vendor disagrees that its price is incorrect, our internal subject matter experts determine whether or not to consider that price in the determination of that security's final price in the valuation process based on all information available to the subject matter experts. In the case where management determines an outlier price is more representative of the security's price, then the outlier price will be used as the final price rather than the default price. If, on the other hand, management determines that an outlier (or outliers) is (are) in fact not representative of fair value, then the outlier(s) will be excluded from the default price calculation, and the default price is then used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS as of December 31, 2011, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our other-than-temporary-impairment assessment process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. We evaluated significant variances in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate derived from the process described above was necessary.

As of December 31, 2011, four vendor prices were received for 90 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. The refinements to our valuation technique described above did not have a significant impact on the estimated fair values of our investment securities as of December 31, 2011, compared with the prior valuation technique. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

Deferred Premium/Discount Associated with Prepayable Mortgage-Backed Securities

When we purchase MBS, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset's estimated life.

We typically pay more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the mortgages as a reduction in their book yields (that is, interest income). Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates. While changes in interest rates have the greatest effect on the extent to which mortgages may prepay, in general prepayment behavior can also be affected by factors not contingent on interest rates. Generally, however, when interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.

We estimate prepayment speeds on each individual security using the most recent three months of historical constant prepayment rates, as available, or may subscribe to third-party data services that provide estimates of cash flows, from which we determine expected asset lives. The constant-effective-yield method uses actual historical prepayments received and projected future prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that should be recognized so that the book yield of each MBS is constant for each month until maturity.

In general, lower interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher interest rates that would tend to decelerate the amortization and accretion of premiums and discounts. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization will also depend on the accuracy of prepayment projections compared with actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. However, actual prepayment speeds observed in these rate environments can be influenced by factors such as home price trends and lender credit underwriting standards. For example, in the recent very low interest rate environment, borrower refinancing activity has generally been lower than models would have predicted based on experience prior to the housing recession that commenced in 2008.

If we determine that an other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis reduced by the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is amortized or accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. The new accretable yield is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

The effect on net income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2011, 2010, and 2009, was a net increase of income of $1.8 million, $2.0 million, and $15.8 million, respectively.

Allowance for Loan Losses

Advances. We have experienced no credit losses on advances and currently do not anticipate any credit losses on advances for the reasons discussed under — Financial Condition — Advances Credit Risk. Accordingly, we make no allowance for losses on advances.

At December 31, 2011, and December 31, 2010, we had rights to collateral, either loans or securities, on a member-by-member basis, with an estimated fair value in excess of outstanding advances. We believe that policies and procedures are in place to appropriately manage the credit risk associated with advances.

Mortgage Loans. We invest in both conventional mortgage loans and government mortgage loans under the MPF program. We have determined that no allowance for losses is necessary for government mortgage loans, as discussed under Item 8 — Financial Statements and Supplementary Data, — Notes to the Financial Statements — Note 11 — Allowance for Credit Losses. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by supplemental mortgage insurance purchased by the member. The credit enhancement is the participating financial institution's potential loss in the second-loss position after the first loss account is exhausted. We incur all losses in excess of the credit enhancement.

As of December 31, 2011 and 2010, the allowance for loan losses on the conventional mortgage loan portfolio was $7.8 million and $8.7 million, respectively. The allowance reflects our estimate of probable incurred losses inherent in the MPF portfolio as of December 31, 2011 and 2010.

Our allowance for loan-losses methodology estimates the amount of probable incurred losses that are inherent in the portfolio, but have not yet been realized. We use a model to determine our allowance for credit losses based on our investments in conventional mortgage loans. We periodically adjust the key inputs to this model in an effort intended to properly align our loss projections with the market conditions that are relevant to these loans. The key inputs to the model include past and current performance of these loans (including portfolio delinquency and default migration statistics), overall loan portfolio performance characteristics (including loss mitigation features, especially credit enhancements, as discussed below), and loss severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss mitigation features (including credit-enhancement and estimated credit-enhancement fee-recovery amounts) for all master commitments. Additionally, we review the model's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent, or from delinquent to default and make adjustments as appropriate.

We use a third-party loan loss projection model to determine our loss severity estimates for our master commitments. We update our loss severity estimates periodically as we determine appropriate, but not less than once per year. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. Starting with the quarter ended June 30, 2011, as part of our continuing effort to incorporate more precision into our estimation processes, we added a quarterly loss severity update for the 10 largest master commitments, reflecting a more current housing price index. These master commitments represent approximately 60 percent of our total master commitments by outstanding principal balance and therefore this update is likely to capture any important changes during interim reporting periods.

We then apply the risk-mitigating features of the MPF program to the estimated loss, which can include primary mortgage insurance, supplemental mortgage insurance, member-provided credit enhancements (described below), and any other credit enhancement. The credit enhancement represents the participating financial institution's continuing obligation to absorb a portion of the credit losses arising from the participating financial institution's master commitment(s). Additionally, credit-enhancement fees can be withheld from the participating financial institution to mitigate losses from our investments in MPF loans and therefore we consider our expectations by each master commitment for such withheld fees in determining the allowance for loan losses. More specifically the amount of credit-enhancement fees available to mitigate losses is calculated by adding accrued credit-enhancement fees to be paid to participating financial institutions and projected credit-enhancement fees to be paid to the participating financial institutions over the next 12 months and then subtracting any losses incurred or expected to be incurred. The allowance is derived from the estimated loss on defaulting MPF loans, net of the risk-mitigating features of the MPF program.

The process of determining the allowance for loan losses requires judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Due to variability in the data underlying the assumptions made in the process of determining the allowance for loan losses, estimates of the portfolio's inherent risks will adjust as warranted by changes in the level of delinquency in the portfolio and changes in the economy, particularly the residential mortgage market and fluctuations in house prices. We periodically review general economic conditions to determine if the loan-loss reserve is adequate in view of economic or other risk factors that may affect markets in which our mortgage loans are located. The degree to which any particular change would affect the allowance for loan losses would depend on the severity of the change.

For additional information on the allowance for loan losses, see Item 8 — Financial Statements and Supplementary Data, — Notes to the Financial Statements — Note 11 — Allowance for Credit Losses.

Other-Than-Temporary Impairment of Investment Securities

We evaluate held-to-maturity and available-for-sale investment securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. This evaluation requires management judgment and a consideration of many factors, including but not limited to the severity and duration of the impairment, recent events specific to the issuer and/or the industry to which the issuer belongs, an analysis of projected cash flows as further described below, and external credit ratings. Although external rating agency action or a change in a security's external rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of other-than-temporary impairment.
For debt securities in an unrealized loss position, we assess whether (a) we have the intent to sell the debt security, or (b) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized. Further, if the present value of cash flows expected to be collected (discounted at the security's effective yield) is less than the amortized cost basis of the security, an other-than-temporary impairment is considered to have occurred because the entire amortized cost basis of the security will not be recovered.

These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, we evaluate other factors that may be indicative of other-than-temporary impairment. Depending on the type of security, these include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations, and the security's performance. If either our initial analysis identifies securities at risk of other-than-temporary impairment or the security is a private-label MBS, we perform additional testing of these investments.

At-risk securities and all private-label residential MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions that are typically based on the structure of the security, existing credit enhancement, and certain economic assumptions, such as geographic housing prices, projected delinquency and default rates, expected loss severity on the collateral supporting our security, underlying loan-level borrower and loan characteristics, and prepayment speeds. The projected cash flows and losses are allocated to various security classes, including the security classes that we own, based on the cash flow and loss allocation rules of the individual security.

We perform our other-than-temporary impairment analysis for our private-label residential MBS using key modeling assumptions, inputs, and methodologies provided by the OTTI Governance Committee for our cash-flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The OTTI Governance Committee was formed by the FHLBanks to ensure consistency among the FHLBanks in their analyses of other-than-temporary impairment of private-label MBS in accordance with certain related guidance provided by the Finance Agency. The Finance Agency guidance provides certain guidelines to the FHLBanks for determining other-than-temporary impairment with the objective of promoting consistency in the determination of other-than-temporary impairment for private-label MBS among the FHLBanks. In general terms, these guidelines provide that each FHLBank:

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

The modeling assumptions, inputs, and methodologies for the other-than-temporary impairment analyses of our private-label residential MBS are material to the determination of other-than-temporary impairment. Accordingly, management has reviewed the assumptions approved by the OTTI Governance Committee and determined that they are reasonable. We base this view on our review of the methodology used to derive and/or formulate these assumptions, by monitoring trends in the behavior of the underlying collateral, and by comparison to "most likely" projections reported by various market observers and participants. However, any changes to the assumptions, inputs, or methodologies for the other-than-temporary impairment analyses as described in this section could result in materially different outcomes to this analysis including the realization of additional other-than-temporary impairment charges, which may be substantial.

In accordance with related Finance Agency guidance, we have contracted with the FHLBanks of San Francisco and Chicago to perform cash-flow analyses for certain of our residential private-label MBS, as described in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment. We have tested the results of the FHLBank of San Francisco and the FHLBank of Chicago cash-flow modeling based on our internal modeling and determined that these results are reasonable. For each of these analyses, third-party models are employed to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying our MBS investments. These models use expected borrower default rates, projected loss severities, and forecasted voluntary prepayment speeds, all tailored to individual security product type. These analyses are based on the expected behavior of the underlying loans, whereby these loan-performance scenarios are applied against each security's credit-support structure to monitor credit-enhancement sufficiency to protect our investment. Model output includes projected cash flows, including any shortfalls in the capacity of the underlying collateral in conjunction with credit enhancements to fully return all contractual cash flows. For securities that have credit insurance from third parties, we perform a qualitative assessment as to the ability of the respective insurer to cover any projected shortfall of principal or interest for the security as further discussed in — Financial Condition — Investment Credit Risk.

Significant inputs to the analyses of these securities include projected prepayment rates, default rates, and loss severities. Since December 31, 2008, we have used increasingly stressful assumptions that reduce our projections of prepayment rates and increase our projections of default rates and loss severities for the loans underlying these securities. Despite some signs of economic recovery, we have again increased the severity of our assumptions for the assessment for the quarter ended December 31, 2011, based on trends impacting the underlying loans, including continued elevated unemployment rates; some further decline in housing prices followed by slower housing price recovery; and extremely limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages.

We own certain private-label MBS that are insured by third-party bond insurers (referred to as monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash-flow analysis of the MBS protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancement(s), which may be in the form of excess spread, overcollateralization, and/or credit subordination to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then we consider the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim-paying resources and anticipated claims in the future. This projection is referred to as the burn-out period and is expressed in months. Beginning with the cash-flow analysis for the fourth quarter of 2009, the burn-out period for each monoline insurer was incorporated in the third-party cash-flow model as a key input. Any cash-flow shortfalls that occurred beyond the end of the burn-out period were considered not recoverable and the insured security was then deemed to be credit-impaired.

In instances in which a determination is made that a credit loss exists (defined as the difference between the present value of the cash flows expected to be collected, discounted at the security's effective yield, and the amortized cost basis), but we do not intend to sell the debt security and it is not likely that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. If our cash-flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. If we determine that an other-than-temporary impairment exists, we account for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis reduced by the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is amortized or accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Other-Than-Temporary Impairment for additional information related to management's other-than-temporary impairment analysis for the current period.

In addition to evaluating our residential private-label MBS under a base-case (or best estimate) scenario, a cash-flow analysis was also performed for each of these securities under a more stressful housing price index (HPI) scenario that was determined by the OTTI Governance Committee.

Our base-case housing price forecast as of December 31, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home-price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home-price declines were projected to range from 5.0 percent to 13.0 percent over the three- to nine-month period beginning October 1, 2011. The following table presents projected home-price recovery ranges by year under the base case and adverse case scenario.

	Base Case			Adverse Case
	Range %			Range %
Year 1	0.0	—	2.8	0.0	—	1.9
Year 2	0.0	—	3.0	0.0	—	2.0
Year 3	1.5	—	4.0	1.0	—	2.7
Year 4	2.0	—	5.0	1.3	—	3.4
Years 5 and 6	2.0	—	6.0	1.3	—	4.0
Thereafter	2.3	—	5.6	1.5	—	3.8

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of December 31, 2011 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ending December 31, 2011	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	5	$72,867	$(501)	5	$72,867	$(3,068)
Alt-A	19	410,571	(2,978)	71	1,263,212	(40,028)
Subprime	—	—	—	1	1,002	(3)
Total private-label MBS	24	$483,438	$(3,479)	77	$1,337,081	$(43,099)

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment for the FHLBanks and the Office of Finance has changed profoundly over the past few years beginning with HERA in 2008. It will continue to undergo significant change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act and Congress considers housing finance and GSE reform. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to be significantly impacted by the Dodd-Frank Act, however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those which we use to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The CFTC has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, we would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, we do not expect that we will be required to clear any of our swaps until the fourth quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps is intended to reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. Under this requirement, customer collateral must be segregated by customer on the books of a futures commission merchant (an FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. This requirement affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in this framework for handling customer collateral and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, customer collateral will not be completely protected. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a major swap participant, although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our risks.

It is also unclear how the final rule will treat the call and put optionality in certain of our advances products. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that our advances products will be treated as swaps, the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms "swap" and "swap dealer" are defined in the final rules, we could be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advances products, the proposed rules would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. If such limited designation is granted, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and, when applicable, variation margin to our swap dealer counterparties but could be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional proposed Finance Agency provisions, we will be required to collect both initial margin and, when applicable, variation margin from our swap dealer counterparties without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain of the uncleared derivative transactions into which we enter, making such trades more costly.

The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being issued under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of (i) the effective date of the applicable final rule further defining the relevant terms or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC issues final rules implementing such provisions. The CFTC is expected to issue such final rules during the first half of 2012, but it is not expected that such final rules will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps could be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

We, together with the other FHLBanks, are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact us. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Developments Impacting Systemically Important Nonbank Financial Companies

Federal Reserve Proposed Definitions. On February 11, 2011, the Federal Reserve issued a proposed rule with a comment deadline of March 30, 2011, that would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the interagency oversight council's (the Oversight Council's) authorities described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

We would be deemed predominantly engaged in financial activities and thus a nonbank financial company under the proposed rule.

Oversight Council Proposed Rule. On October 18, 2011, the Oversight Council issued a notice of proposed rulemaking with a comment deadline of December 19, 2011, and guidance regarding the standards and procedures it will follow when it considers whether to designate nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. In addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in our case, COs) issued. As of December 31, 2011, we had $50.0 billion in total assets and $44.5 billion in total outstanding COs. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then our operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight.

Federal Reserve Proposed Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of March 31, 2012 that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under — Other Significant Developments). Our operations and business could be adversely impacted by additional costs and business activity restrictions if we are subject to prudential standards as proposed.

Developments under the Finance Agency

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance issued a rule which will be effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances and the type of investments that we are eligible to make, our business and/or results of operations could be adversely impacted.

Final Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director of the Finance Agency determines that the current level is insufficient to address such FHLBank's risks. The rule provides certain factors that the Director of the Finance Agency may consider in making this determination (including current or anticipated declines in the value of assets held by the FHLBank and current or projected declines in its capital), and gives the Director of the Finance Agency discretion to consider other conditions as appropriate. The rule provides that the Director of the Finance Agency shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. If we are required to increase our minimum capital level, we may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, we could satisfy an increased capital requirement by disposing of assets to decrease the size of our balance sheet relative to total outstanding stock, which could adversely impact our results of operations, financial condition, and ability to satisfy our mission.

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the Finance Agency, issued a proposed rule with a comment deadline of May 31, 2011, that would prohibit covered financial institutions from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferrals of incentive compensation for executive officers and require board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed.

Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the Finance Agency issued a proposed rule with a comment deadline of August 19, 2011, proposing prudential standards for certain categories of operations and management of the FHLBanks, including internal controls, interest-rate-risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which would generally provide principles and leave to the FHLBanks the obligation to organize and manage themselves to ensure that the standards are met, subject to the Finance Agency's oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency.

Final Rule on Voluntary Mergers. On November 28, 2011, the Finance Agency issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director of the Finance Agency;

•
the Director of the Finance Agency has granted approval of the merger, subject to any closing conditions as the Director of the Finance Agency may determine must be met before the merger is consummated;

•	the members of each such FHLBank ratify the merger agreement;

•	the Director of the Finance Agency has received evidence that the closing conditions have been met; and

•	the Director of the Finance Agency has accepted the organization certificate of the continuing FHLBank.

Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBanks. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLBank's operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC's receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership.

Other Significant Developments

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule with a comment deadline of March 28, 2011, on how the FDIC would treat certain creditor claims under the orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the entity and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

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

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Based on this rule, FHLBank advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for impacted members, demand for our advances could be adversely impacted.

Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the federal banking agencies, the Finance Agency, HUD and the SEC jointly issued a proposed rule with a comment deadline of June 10, 2011, which proposes requiring ABS sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk-retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which agency MBS will be exempt from the risk-retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk-retention requirement.

If adopted as proposed, the rule could reduce the number of loans originated by our members and could adversely impact member demand for advances. The rule could also have implications for the MPF program if the program is determined to be subject to the rule and, therefore, required to be restructured to replace the existing credit-risk-sharing methodology with a five percent risk retention of the mortgage loans by the participating financial institutions.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform to the regulations to this provision, the FDIC and the Federal Reserve issued separate final rules in July 2011 to rescind their regulations that prohibit paying interest on demand deposits. Our members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits and thereby adversely impact demand for advances.

National Credit Union Administration Proposal on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration (NCUA) issued an advance notice of proposed rulemaking with a comment deadline of February 21, 2012, that would require federally-insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of the following ways:

•	becoming a member in good standing of the Central Liquidity Facility either directly or indirectly;

•	obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•	maintaining a certain percentage of assets in highly-liquid Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity and adversely impact demand for advances.

Home Affordable Refinance Program Changes and Other Foreclosure Prevention Efforts. The Finance Agency, Fannie Mae, and Freddie Mac have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well.

Further, a settlement was announced between five of the nation's largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important MBS servicers could also be reached.
These programs, proposals and settlements could ultimately impact our investments in MBS, including the timing and amount of cashflows we realize from those investments. As discussed under — Executive Summary — Investments in Private-Label MBS, we monitor these developments and assess the potential impact of relevant developments on our investments, including private-label MBS as well as on our securities and loan collateral and on the creditworthiness of any our members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in private-label MBS, based on developments such as these. These updates have resulted in increased loss projections from our investments in private-label MBS, which we have reflected in our net income. Likewise, additional developments could result in further increases to such loss projections.

Additionally, these kinds of developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of our original expectations subjecting us to resulting premium acceleration and reinvestment risk.
Housing GSE Reform. On February 11, 2011, the Department of the Treasury and HUD issued a report to Congress entitled Reforming America's Housing Finance Market. The report provided options for Congressional consideration regarding the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the U.S. housing finance system, including reforms to Fannie Mae and Freddie Mac. The FHLBanks have not been the primary focus of these plans for housing finance reforms, there are several recommendations that could affect the FHLBanks' current business activities with their members, particularly large financial institutions. These recommendations include limiting the level of advances outstanding to individual members and restricting membership to allow each financial institution, inclusive of its affiliates, to be an active member in only a single FHLBank.

Housing finance and GSE reform are not expected to progress significantly until after the 2012 presidential election, but we expect efforts to reform housing GSEs activity to continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure (given our role in it) and to Fannie Mae and Freddie Mac (for example, due to our investments and plans to continue to invest in agency securities). The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks are unknown at this time and will depend on the legislation, if any, that is finally enacted.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, as discussed above under — Developments Impacting Systemically Important Nonbank Financial Companies. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that impacted institutions divest or limit their investments in COs. On the other hand, the new requirements could incent our members to take our term advances to create and maintain balance sheet liquidity.

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

On August 8, 2011, S&P downgraded the FHLBanks with long-term credit ratings of AAA at the time, which included us, to AA+ with a negative outlook following S&P's downgrade of the U.S. government's long-term sovereign credit rating from AAA to AA+ with a negative outlook. The U.S. government was downgraded in connection with the debt ceiling debate. S&P has indicated that S&P's credit ratings of select government-related entities, such as the FHLBanks, will be constrained by the credit ratings of the U.S. government. Accordingly, any further downgrade of the U.S. government's credit rating is likely to be followed by a similar downgrade of the FHLBanks. S&P's downgrade and further downgrades to our credit ratings could adversely impact our funding costs and/or market access.

In accordance with Congressional agreement on the U.S. government's debt ceiling, a joint (House and Senate) select committee on deficit reduction was convened to form a proposal for a minimum of $1.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have already been agreed to in connection with the agreement. The proposal was required to be enacted by December 23, 2011. However, the deadine was not satisfied and, accordingly, $1.2 trillion in spending cuts are scheduled to take effect. S&P or other NRSROs could decide to further downgrade the U.S. government (and, in turn, government-related entities, including the FHLBanks) if this outcome results in weakened perceptions of the U.S. government’s commitment to satisfy its obligations or otherwise falls short of deficit reduction measures that the NRSROs believe are necessary for the U.S. government to retain its current credit ratings.

S&P’s downgrades have impacted and could eventually impact us in several ways, including the following:

•
S&P's downgrade of our long-term credit rating triggered certain of our obligations to deliver additional collateral to certain derivatives counterparties to which we are a net obligor, as discussed under — Financial Condition —Derivative Instruments — Derivative Instruments Credit Risk and Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements — Note 10 — Derivatives and Hedging Activities.

•
S&P’s downgrades of the U.S. government’s, certain U.S. GSEs', and certain U.S. government-related entities' long-term credit ratings could adversely impact the fair value or the liquidity of securities that have been issued or guaranteed by the U.S. government or the downgraded GSEs and government-related entities. The securities that could be impacted in which we invest include U.S. Treasury obligations, corporate debentures guaranteed pursuant to the FDIC's Temporary Liquidity Guarantee Program, and U.S. government guaranteed securities, GSEs, HFA securities (if the level of Federal Housing Administration-guaranteed mortgage loans in the underlying pool is above a certain threshold) and debentures issued by U.S. government-owned corporations. The aggregate outstanding par value of the securities which could be impacted was $9.9 billion at December 31, 2011, representing approximately 45.2 percent of the par value of our investments. During the period covered by this report, however, we have not discerned an impact on the fair values of those securities or their liquidity resulting from S&P’s downgrades.

•
S&P’s downgrade of our long-term credit rating could weaken or eliminate demand for certain of our products. Member and housing associate demand for certain of our products, such as letters of credit and standby bond purchase agreements, is influenced by our credit ratings and this downgrade or further downgrades of our credit ratings could weaken or eliminate demand for such products. During the period covered by this report, however, we have not discerned an impact of the S&P downgrade on demand for our products.

•
S&P’s downgrade of the FHLBanks’ long-term credit ratings could weaken demand for COs and impair market access if some or all investors perceive greater risk of COs or are prohibited from investing in them as a result of the downgrade. During the period covered by this report, however, we have not discerned an impact of the S&P downgrade on the FHLBanks' market access and/or funding costs based on the downgrade.

As of March 15, 2012, S&P's long- and short-term credit ratings for each of the FHLBanks are AA+ and A-1+, with a negative outlook, and Moody's long- and short-term credit ratings for each of the FHLBanks are Aaa and P-1, with a negative outlook.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Market risk is the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads. Market risk arises in the normal course of business: from our investment in mortgage assets, where risk cannot be eliminated; from the fact that assets and liabilities are priced in different markets; and from tactical decisions to, from time to time, assume some risk to generate income.

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves.

However, those assets and liabilities with embedded options, particularly our mortgage-related assets, including the portfolio of whole loans acquired through the MPF program, our portfolio of MBS and ABS, and our portfolio of bonds issued by HFAs, represent more complex cash-flow structures and contain more risk of prepayment and/or call options. Because many of these assets are backed by residential mortgages that allow the borrower to prepay and refinance at any time, the behavior of these portfolios is asymmetric based on the movement of interest rates. If rates fall, borrowers have an incentive to refinance mortgages without penalty, which could leave us with lower-yielding replacement assets against existing debt assigned to the portfolio. If rates rise, borrowers will tend to hold existing loans longer than they otherwise would, imposing on us the risk of having to refinance maturing debt assigned to these portfolios at a higher rate, thereby narrowing the interest-rate spread generated by the assets.

Further, unequal moves in the various different yield curves associated with our assets and liabilities create risks that changes in individual portfolio or instrument valuations, or changes in projected income, will not be equally offset by changes in valuations or projected income associated with individual portfolios or instruments on the opposite side of the balance sheet, even if the financial terms of the opposing financial portfolios or instruments are closely matched.

These risks cannot be profitably managed with a strategy in which each asset is offset by a liability with a substantially identical cash-flow structure. Therefore, we view each portfolio as a whole and allocate funding and hedging to these portfolios based on an evaluation of the collective market and interest-rate risks posed by these portfolios. We measure the estimated impact to fair value of these portfolios as well as the potential for income to decline due to movements in interest rates, and make adjustments to the funding and hedge instruments assigned as necessary to keep the portfolios within established risk limits.

We also incur interest-rate risk in the investment of our non-interest bearing member stock capital in interest earning assets. Traditionally we have sought to invest our capital in liquid short-term money-market assets to maintain liquidity and to provide our members with a money-market-based return on capital. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of rates in the markets. As the Federal Reserve has sought to stimulate the U.S. economy during the prolonged economic recession through a low-rate accommodative policy, our net interest income realized on our member stock capital investment has been lower than could have been realized on alternative longer-term investments.

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

When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if we invest in LIBOR-based floating-rate assets and fund those assets with short-term discount notes, potential compression in the spread between LIBOR and discount-note rates could adversely impact our net income.

We also face options risk, particularly in our portfolio of advances, mortgage loans, MBS, and HFA securities. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. In the mortgage loan, MBS, and HFA-bond portfolios, borrowers or issuers often have the right to redeem their obligations prior to maturity without penalty, potentially requiring us to reinvest the returned principal at lower yields. If interest rates decline, borrowers may be able to refinance existing mortgage loans at lower interest rates, resulting in the prepayment of these existing mortgages and forcing us to reinvest the proceeds in lower-yielding assets. If interest rates rise, borrowers may avoid refinancing mortgage loans for periods longer than the average term of liabilities funding the mortgage loans, causing us to have to refinance the assets at higher cost. This right of redemption is effectively a call option that we have written to the obligor. Another less prominent form of options risk includes coupon-cap risk, which may be embedded into certain floating rate MBS and limit the amount by which asset coupons may increase.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques to manage our market and interest-rate risk. Principal among our tools for interest-rate-risk management is the issuance of debt that is used to match interest-rate-risk exposures of our assets. We can issue COs with maturities of up to 30 years (although there is no statutory or regulatory limit on maturities). The debt may be noncallable until maturity or callable on and/or after a certain date.

These bonds may be issued to fund specific assets or to manage the overall exposure of a portfolio or the balance sheet. At December 31, 2011, fixed-rate noncallable debt, not hedged by interest-rate-exchange agreements, amounted to $14.6 billion, compared with $13.6 billion at December 31, 2010. Fixed-rate callable debt, not hedged by interest-rate-exchange agreements, amounted to $843.0 million and $2.7 billion at December 31, 2011, and December 31, 2010, respectively.

To achieve certain risk-management objectives, we also use interest-rate derivatives that alter the effective maturities, repricing frequencies, or option-related characteristics of financial instruments. These may include swaps, swaptions, caps, collars, and floors; futures and forward contracts; and exchange-traded options. For example, as an alternative to issuing a fixed-rate bond to fund a fixed-rate advance, we might enter into an interest-rate swap that receives a floating-rate coupon and pays a fixed-rate coupon, thereby effectively converting the fixed-rate advance to a floating-rate advance.

Advances

In addition to the general strategies described above, one tool that we use to reduce the interest-rate risk associated with advances is a contractual provision that requires borrowers to pay prepayment fees for advances that, if prepaid prior to maturity, might expose us to a loss of income under certain interest-rate environments. In accordance with applicable regulations, we have an established policy to charge fees sufficient to make us financially indifferent to a borrower's decision to repay an advance prior to its maturity. Prepayment fees are recorded as income for the period in which they are received.

Prepayment-fee income can be used to offset the cost of purchasing and retiring high-cost debt to maintain our asset-liability sensitivity profile. In cases where derivatives are used to hedge prepaid advances, prepayment-fee income can be used to offset the cost of terminating the associated hedge.

Investments

We hold certain long-term bonds issued by U.S. federal agencies, U.S. federal government corporations and instrumentalities, HFAs, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At both December 31, 2011 and December 31, 2010, this portfolio of investments had an amortized cost of $1.1 billion.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For example, for floating-rate ABS, we use debt that reprices on a short-

term basis, such as CO discount notes or CO bonds that are swapped to a LIBOR-based floating-rate. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt.

We also manage our interest-rate risk through the selective use of investment securities chosen to effect a particular risk- mitigation tactic, principally through the purchase of fixed-rate bullet maturity agency and FDIC-guaranteed debentures and making advances that are funded by issuing debt with a duration generally no more than one year less than the associated security. We use this approach with its initial fixed spread in an effort to hedge our net interest income against the impact of low interest rates.

We also use interest-rate swaps to manage the fair-value sensitivity of the portion of our MBS portfolio that is classified as trading securities. These interest-rate-exchange agreements provide an economic offset to the duration and convexity risks arising from these assets.

Mortgage Loans

We manage the interest-rate and prepayment risk associated with mortgage loans through a combination of debt issuance and derivatives. We issue both callable and noncallable debt to achieve cash-flow patterns and liability durations similar to those expected on the mortgage loans.

We mitigate our exposure to changes in interest rates by funding a significant portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair-value change driven by the mortgage-prepayment option. These bonds are effective in managing prepayment risk by allowing us to respond in kind to prepayment activity. Conversely, if interest rates increase, the debt may remain outstanding until maturity. We use various cash instruments including shorter-term debt, callable, and noncallable long-term debt to reprice debt when mortgages prepay faster or slower than expected. Our debt-repricing capacity depends on market demand for callable and noncallable debt, which fluctuates from time to time. Additionally, because the mortgage-prepayment option is not fully hedged by callable debt, the combined market value of our mortgage assets and debt will be affected by changes in interest rates. We may incorporate the use of derivatives if the correlation with mortgage assets is higher than cash instruments. Derivatives provide a flexible, liquid, efficient, and cost-effective method to hedge interest-rate and prepayment risks.

Swapped Consolidated Obligation Debt

We may also issue bonds in conjunction with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $10.7 billion, or 36.3 percent of our total outstanding CO bonds at December 31, 2011, compared with $12.0 billion, or 34.5 percent of total outstanding CO bonds, at December 31, 2010. Because the interest-rate swaps and hedged CO bonds trade in different markets, they are subject to basis risk that is reflected in our VaR calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the CO bonds that are attributable to changes in the benchmark LIBOR interest rate.

Measurement of Market and Interest-Rate Risk

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential future change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure the duration gap of our assets and liabilities.

We use sophisticated quantitative systems to evaluate our risk position. These systems are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans; MBS; callable bonds and swaps; and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

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

We use various measures of market and interest-rate risk, as set forth below in this section. Some measures have associated, prescriptive corrective actions under our policies, as described below, but others do not.

Market Value of Equity Estimation and Market Risk Limit. MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is therefore a theoretical measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern or in a liquidation scenario, because it does not consider future new business activities, risk management strategies, or the net profitability of assets after funding costs are subtracted.

For purposes of measuring this ratio, the BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss. At December 31, 2011, our MVE was $3.7 billion and our BVE was $4.3 billion. At December 31, 2010, our MVE was $3.5 billion and our BVE was $4.0 billion. Our ratio of MVE to BVE was 86.2 percent at December 31, 2011, compared with 87.8 percent at December 31, 2010.

We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to Par Stock ratio. We target a 100 percent MVE to Par Stock ratio, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2011, that ratio was 95.1 percent, with the shortfall primarily reflecting the ongoing market valuation of our private-label MBS holdings below par value.

The following chart displays our MVE to BVE and MVE to Par Stock ratios over the preceding quarters, based on the factors described above.

Interest-rate-risk analysis using MVE involves evaluating the potential changes in fair values of assets and liabilities and off-balance-sheet items under different potential future interest-rate scenarios and determining the potential impact on MVE according to each scenario and the scenario's likelihood. The following table presents our MVE to BVE and MVE to Par Stock ratios in different interest-rate scenarios.

	December 31, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
MVE/BVE	88.6%	86.2%	84.4%	92.5%	87.8%	82.8%
MVE/Par Stock	97.8%	95.1%	93.1%	98.6%	93.6%	88.3%
____________________________

(1)
Down equals 200 basis points, however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore we adjust the down rate accordingly in periods of very low levels of interest rates.

(2)	Up equals 200 basis points.

We isolate the long-term impact of the depressed prices of our private-label MBS portfolio on our MVE, and have established a limit of 100 percent on the ratio of MVE to Par Stock when the impact of market illiquidity on MVE is removed, referred to as adjusted MVE. Under this measurement, the portion of the fair value below par not attributable to credit losses is added back to market value. Our policies require us to notify our board of directors' Risk Committee and to take steps to correct any breach of this limit. As of December 31, 2011, the ratio of adjusted MVE to Par Stock was 107.7 percent. We complied with this limit at all times during the year ended December 31, 2011.

Value at Risk. VaR measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1978, consistent with Finance Agency regulations.

The table below presents the historical simulation VaR estimate as of December 31, 2011, and December 31, 2010, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2011		December 31, 2010
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.15)%	$(5.5)	(0.15)%	$(5.4)
75%	0.69	25.2	0.63	22.2
95%	1.83	67.0	2.27	79.9
99%	2.49	91.3	3.22	113.2
_______________________

(1)	Loss exposure is expressed as a percentage of base MVE.

The following table outlines our VaR exposure to the 99th percentile, consistent with Finance Agency regulations, over 2011 and 2010.
Value-at-Risk 99th Percentile (dollars in millions)

	2011	2010
Year ending December 31	$91.3	$113.2
Average VaR for year ending December 31	137.5	131.2
Maximum month-end VaR during the year ending December 31	259.7	195.4
Minimum month-end VaR during the year ending December 31	62.8	90.0

As measured by VaR at a 99 percent confidence interval, our potential losses to MVE due to changes in interest rates and other market factors decreased to $91.3 million as of December 31, 2011, from $113.2 million as of December 31, 2010. The decrease in VaR since December 31, 2010, resulted from the significant decline in market yields during the year ended December 31, 2011, combined with the sales of certain investments with longer maturities and the entering into certain derivatives during the quarter ended June 30, 2011, that were intended to lower VaR.

Our risk-management policy requires that VaR not exceed $275.0 million. Should the limit be exceeded, the policy requires management to notify the board of directors' risk committee of such breach and to take steps to reduce the risk exposure. We complied with this limit at all times during the year ended December 31, 2011.

Duration of Equity. Another measure of risk that we use is duration of equity. Duration of equity measures the percentage change to shareholder value due to movements in market conditions including, but not limited to, prices, interest rates, and volatility. A positive duration of equity generally indicates an appreciation in shareholder value in times of falling rates and a depreciation in shareholder value for increasing rate environments. We have established a limit of +/- 5.0 years for duration of equity based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Our policies require us to notify our board of directors' Risk Committee and to take steps to correct any breach of our duration of equity limit. We did not breach this limit in 2011. Since the second half of 2009, we have taken steps to reduce our net interest income exposure to a prolonged period of low market yields, including our deliberate maintenance of positive duration of equity.

In the second quarter of 2011, we took actions to lower our VaR exposure, as discussed above under — Value at Risk, which also reduced our duration of equity. The latter has remained low subsequently, impacted by the significant decline in market yields during the third quarter of 2011. As of December 31, 2011, our duration of equity was +1.1 years, compared with +1.6 years at December 31, 2010. We complied with this limit at all times during the year ended December 31, 2011.

The following table presents our duration of equity (in years) in different interest-rate scenarios:

	December 31, 2011			December 31, 2010
	Down(1)	Base	Up(2)	Down(1)	Base	Up(2)
Duration of Equity	1.8	1.1	2.6	2.6	1.6	4.8
____________________________

(1)
Down equals 200 basis points; however, an applicable regulation restricts the down rate from assuming a negative interest rate. Therefore we adjust the down rate accordingly in periods of very low levels of interest rates.

(2)	Up equals 200 basis points.

Duration Extension Portfolio. As discussed under — Duration of Equity above, we have been deliberately maintaining a positive duration of equity. One method we have used to maintain a positive duration of equity is to deliberately mismatch, by a weighted average of no more than one year, the maturity of some of our investments in GSE-issued securities, advances, and corporate debt issued under the FDIC's Temporary Liquidity Guarantee Program with the associated liabilities. We refer to the assets that are part of this strategy as the “duration extension portfolio.” Our net interest income sensitivity profile is traditionally asset sensitive so that higher market yields tend to result in higher income and lower market yields tend to reduce income. Therefore, adding longer-term assets without closely matched funding terms will lessen the impact of a low interest-rate environment on net interest income. As of December 31, 2011, we had $3.3 billion in the duration extension portfolio compared with $4.7 billion in the duration extension portfolio as of December 31, 2010.

In addition to our overall market-risk exposures described in this section, which measurements are inclusive of the duration extension portfolio, we gauge the standalone market and interest-rate risks that arise from the duration extension portfolio via two metrics. The first metric is a VaR limit on the duration extension portfolio of $125.0 million, net of unrealized gain/loss. The VaR from the duration extension portfolio was $5.2 million at December 31, 2011. The second metric measures the magnitude of an upward shift in interest rates needed to eliminate the unrealized gain in the duration extension portfolio. If this metric falls to 75 basis points, a management action trigger is invoked requiring senior management to determine whether and to what extent action is required to mitigate the risk of loss. If the metric falls to 25 basis points, a limit would be triggered requiring management to begin liquidating the duration extension portfolio. At December 31, 2011, it would require market yields on GSE debt to rise by 118 basis points for the 25 basis point limit to be breached. Our policies require us to notify our board of directors' Risk Committee and to evaluate the situation for possible corrective action if either of these thresholds is breached. We complied with this limit at all times during the year ended December 31, 2011.

Management VaR and Management Duration of Equity. We use alternative measures of VaR and duration of equity to isolate the distortive impact of private-label MBS credit spreads and market illiquidity on the respective metrics. To gauge the impact of potential shifts in interest rates and volatility on our interest-rate-risk exposure, we remove noninterest-rate factors such as the price dislocation and resultant spread-widening attributable to the market illiquidity experienced in 2009 and 2010. These VaR (management VaR) and duration of equity (management duration of equity) measurements are viewed by management as being more useful in the management of our interest-rate risk profile than those inclusive of current spreads. As of December 31, 2011, management VaR stood at $76.1 million and management duration of equity was +0.6 years. As of

December 31, 2010, management VaR stood at $78.4 million and management duration of equity was +1.6 years.

MPF Portfolio Management Action Trigger of 25 Percent of Our VaR Limit. We have established a management action trigger for VaR exposure from our investments in mortgage loans through the MPF program such that the VaR from these investments shall not exceed 25 percent of our overall VaR limit. While we seek to limit interest-rate risk through matching asset maturity and optionality with its corresponding funding, mortgage loans cannot be perfectly match funded due to factors including, but not limited to, borrower prepayment behavior and basis risk between the swap and our funding curves. This management action trigger was $68.8 million at December 31, 2011, based on our overall VaR limit of $275.0 million. Our actual MPF portfolio VaR exposure at December 31, 2011, was $38.9 million, compared with $54.5 million as of December 31, 2010.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration shorter than our liabilities. Our duration gap was +0.9 months at December 31, 2011, compared with +1.1 months at December 31, 2010.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR. We measure simulated 12-month net income and return on equity under these scenarios; the simulations are solely based on simulated movements in the swap and FHLBank System funding curves and do not reflect potential impacts of credit events, including, but not limited to, future other-than-temporary impairment charges. Management has put in place escalation-action triggers whereby senior management is explicitly informed of instances where our projected return on equity would fall below three-month LIBOR in any of the assumed interest-rate scenarios. The results of this analysis for December 31, 2011, showed that in the worst-case scenario, our return on equity falls to 24 basis points above the average yield on three-month LIBOR under a yield curve scenario wherein interest rates instantaneously rise by 300 basis points in a parallel fashion across all yield curves.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Finance Agency regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 17 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 7.2 percent as of December 31, 2011, compared with 5.9 percent as of December 31, 2010.
Our economic capital ratio was not below 4.0 percent at any time during the year ended December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Boston:

In our opinion, the accompanying statements of condition and the related statements of operations, capital, and cash flows, present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Boston (the Bank) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
March 23, 2012

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$112,094	$6,151
Interest-bearing deposits	177	155
Securities purchased under agreements to resell	6,900,000	2,175,000
Federal funds sold	2,270,000	5,585,000
Investment securities:
Trading securities	274,164	5,579,741
Available-for-sale securities - includes $119,118 and $102,949 pledged as collateral at December 31, 2011 and 2010, respectively that may be repledged	5,280,199	7,335,035
Held-to-maturity securities - includes $128,073 and $62,770 pledged as collateral at December 31, 2011 and 2010, respectively that may be repledged (a)	6,655,008	6,459,544
Total investment securities	12,209,371	19,374,320
Advances	25,194,898	28,034,949
Mortgage loans held for portfolio, net of allowance for credit losses of $7,800 and $8,653 at December 31, 2011 and 2010, respectively	3,109,223	3,245,954
Accrued interest receivable	116,517	145,177
Resolution Funding Corporation (REFCorp) prepaid assessment	—	13,590
Premises, software, and equipment, net	4,518	4,547
Derivative assets, net	16,521	14,818
Other assets	35,018	47,640
Total Assets	$49,968,337	$58,647,301
LIABILITIES
Deposits:
Interest-bearing	$627,127	$711,222
Non-interest-bearing	27,119	34,299
Total deposits	654,246	745,521
Consolidated obligations:
Bonds	29,879,460	35,102,750
Discount notes	14,651,793	18,524,841
Total consolidated obligations	44,531,253	53,627,591
Mandatorily redeemable capital stock	227,429	90,077
Accrued interest payable	110,782	141,141
Affordable Housing Program (AHP) payable	34,241	23,138
Derivative liabilities, net	905,304	729,220
Other liabilities	16,048	15,108
Total liabilities	46,479,303	55,371,796
Commitments and contingencies (Note 20)
CAPITAL
Capital stock – Class B – putable ($100 par value), 36,253 shares and 36,644 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,625,348	3,664,425
Retained earnings:
Unrestricted	375,158	249,191
Restricted	22,939	—
Total retained earnings	398,097	249,191
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(48,560)	(15,193)
Net unrealized loss relating to hedging activities	(32,308)	(341)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(450,996)	(621,528)
Pension and postretirement benefits	(2,547)	(1,049)
Total accumulated other comprehensive loss	(534,411)	(638,111)
Total capital	3,489,034	3,275,505
Total Liabilities and Capital	$49,968,337	$58,647,301
_______________________________________

(a)	Fair values of held-to-maturity securities were $6,663,066 and $6,564,181 at December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Years Ended December 31,
	2011	2010	2009
INTEREST INCOME
Advances	$328,467	$408,578	$664,647
Prepayment fees on advances, net	28,430	17,696	13,062
Interest-bearing deposits	—	—	10,855
Securities purchased under agreements to resell	3,574	6,002	4,795
Federal funds sold	6,518	12,210	9,624
Trading securities	15,831	15,361	3,092
Available-for-sale securities	64,704	73,567	15,446
Held-to-maturity securities	166,551	170,900	231,899
Prepayment fees on investments	1,652	174	794
Mortgage loans held for portfolio	149,260	166,024	193,761
Other	2	1	1
Total interest income	764,989	870,513	1,147,976
INTEREST EXPENSE
Consolidated obligations - bonds	448,537	541,896	682,336
Consolidated obligations - discount notes	9,510	30,325	153,094
Deposits	242	697	667
Mandatorily redeemable capital stock	721	—	—
Other borrowings	3	12	165
Total interest expense	459,013	572,930	836,262
NET INTEREST INCOME	305,976	297,583	311,714
(Reduction of) provision for credit losses	(831)	6,701	1,750
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	306,807	290,882	309,964
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(53,044)	(48,971)	(1,329,510)
Net amount of impairment losses reclassified (from) to accumulated other comprehensive loss	(24,023)	(35,791)	885,442
Net other-than-temporary impairment losses on investment securities, credit portion	(77,067)	(84,762)	(444,068)
Loss on early extinguishment of debt	—	—	(66)
Service fees	8,196	7,044	4,031
Net unrealized gains (losses) on trading securities	18,830	6,644	(467)
Net (losses) gains on derivatives and hedging activities	(24,908)	(15,552)	1,970
Realized net gain from sale of available-for-sale securities	12,801	—	—
Realized gain from sale of held-to-maturity securities	8,458	—	1,970
Other	464	382	(17)
Total other loss	(53,226)	(86,244)	(436,647)
OTHER EXPENSE
Compensation and benefits	32,513	32,609	33,574
Other operating expenses	20,371	18,649	19,455
Federal Housing Finance Agency	4,947	3,839	2,842
Office of Finance	2,771	3,235	2,922
Other	4,497	1,232	1,275
Total other expense	65,099	59,564	60,068
INCOME (LOSS) BEFORE ASSESSMENTS	188,482	145,074	(186,751)
AHP	17,812	11,843	—
REFCorp	11,078	26,646	—
Total assessments	28,890	38,489	—
NET INCOME (LOSS)	$159,592	$106,585	$(186,751)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (dollars and shares in thousands)
	Capital Stock Class B – Putable		(Accumulated Deficit) Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2008	35,847	$3,584,720	$(19,749)	$—	$(19,749)	$(134,746)	$3,430,225
Cumulative effect of adjustment relating to amended other-than-temporary impairment guidance			349,106	—	349,106	(349,106)	—
Proceeds from sale of capital stock	574	57,419					57,419
Repurchase/redemption of capital stock	(15)	(1,548)					(1,548)
Net shares reclassified from mandatorily redeemable capital stock	25	2,510					2,510
Comprehensive loss:
Net loss			(186,751)	—	(186,751)		(186,751)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale securities						40,420	40,420
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(1,133,259)	(1,133,259)
Reclassification adjustment of noncredit component of impairment losses included in net loss relating to held-to-maturity securities						247,817	247,817
Accretion of noncredit portion of impairment losses on held-to-maturity securities						305,040	305,040
Reclassification adjustment for previously deferred hedging gains and losses included in income						23	23
Pension and postretirement benefits						2,162	2,162
Total other comprehensive loss							(537,797)
Total comprehensive loss							(724,548)
BALANCE, DECEMBER 31, 2009	36,431	3,643,101	142,606	—	142,606	(1,021,649)	2,764,058
Proceeds from sale of capital stock	248	24,793					24,793
Shares reclassified to mandatorily redeemable capital stock	(35)	(3,469)					(3,469)
Comprehensive income:
Net income			106,585	—	106,585		106,585
Other comprehensive income (loss):
Net unrealized gains on available-for-sale securities						74,867	74,867
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(35,052)	(35,052)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities						70,843	70,843
Accretion of noncredit portion of impairment losses on held-to-maturity securities						272,189	272,189
Reclassification adjustment for previously deferred hedging gains and losses included in income						15	15
Pension and postretirement benefits						676	676
Total other comprehensive income							383,538
Total comprehensive income							490,123
BALANCE, DECEMBER 31, 2010	36,644	3,664,425	249,191	—	249,191	(638,111)	3,275,505
Proceeds from sale of capital stock	1,017	101,744					101,744
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)					(140,821)
Comprehensive income:
Net income			136,653	22,939	159,592		159,592
Other comprehensive income (loss):

Net unrealized losses on available-for-sale securities						(20,566)	(20,566)
Less: reclassification adjustment for realized gain included in net income relating to available-for-sale securities						(12,801)	(12,801)
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities						(36,310)	(36,310)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities						60,333	60,333
Accretion of noncredit portion of impairment losses on held-to-maturity securities						146,509	146,509
Unrealized losses relating to hedging activities						(31,981)	(31,981)
Reclassification adjustment for previously deferred hedging gains and losses included in income						14	14
Pension and postretirement benefits						(1,498)	(1,498)
Total other comprehensive income							103,700
Total comprehensive income							263,292
Cash dividends on capital stock			(10,686)		(10,686)		(10,686)
BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$159,592	$106,585	$(186,751)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(8,505)	12,616	(250,900)
(Reduction of) provision for credit losses	(831)	6,701	1,750
Change in net fair-value adjustments on derivatives and hedging activities	85,455	46,603	103,175
Net other-than-temporary impairment losses on investment securities, credit portion	77,067	84,762	444,068
Other adjustments	(383)	(366)	119
Realized net gain from sale of available-for-sale securities	(12,801)	—	—
Realized gain from sale of held-to-maturity securities	(8,458)	—	(1,970)
Net change in:
Market value of trading securities	(18,830)	(6,644)	467
Accrued interest receivable	28,660	2,512	141,064
Other assets	(1,434)	88	6,465
Accrued interest payable	(30,358)	(36,980)	(80,414)
Other liabilities	23,410	27,036	(17,971)
Total adjustments	132,992	136,328	345,853
Net cash provided by operating activities	292,584	242,913	159,102

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(22)	(74)	3,278,994
Securities purchased under agreements to resell	(4,725,000)	(925,000)	1,250,000
Federal funds sold	3,315,000	91,000	(3,136,000)
Premises, software, and equipment	(2,109)	(603)	(2,012)
Trading securities:
Net decrease (increase) in short-term	5,320,000	(5,320,000)	—
Proceeds from long-term	4,406	4,984	15,990
Purchases of long-term	—	(150,744)	(60,599)
Available-for-sale securities:
Net decrease (Increase) in short-term	—	2,600,000	(2,600,000)
Proceeds from long-term	2,648,418	562,447	90,323
Purchases of long-term	(492,011)	(3,927,482)	(2,932,290)
Held-to-maturity securities:
Net decrease in short-term	—	—	565,000
Proceeds from long-term	1,729,788	2,087,869	1,882,509
Purchases of long-term	(1,810,733)	(1,086,852)	(1,433,282)
Advances to members:
Proceeds	121,039,647	145,943,626	311,110,344
Disbursements	(118,232,565)	(136,414,977)	(292,194,683)
Mortgage loans held for portfolio:
Proceeds	648,085	775,786	968,494
Purchases	(525,950)	(539,014)	(337,851)
Proceeds from sale of foreclosed assets	10,695	10,302	8,183
Net cash provided by investing activities	8,927,649	3,711,268	16,473,120

FINANCING ACTIVITIES
Net change in deposits	(76,973)	(29,869)	126,592
Net payments on derivative contracts with a financing element	(38,735)	(39,337)	(29,391)
Net proceeds from issuance of consolidated obligations:
Discount notes	465,308,092	1,250,316,460	1,261,974,918
Bonds	12,816,051	30,042,221	26,770,256
Bonds transferred from other FHLBanks	—	653,386	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(469,178,964)	(1,254,064,246)	(1,282,006,590)
Bonds	(18,031,350)	(31,038,293)	(23,338,470)
Proceeds from issuance of capital stock	101,744	24,793	57,419
Payments for redemption of mandatorily redeemable capital stock	(3,469)	(4,288)	—
Payments for repurchase/redemption of capital stock	—	—	(1,548)
Cash dividends paid	(10,686)	—	—
Net cash used in financing activities	(9,114,290)	(4,139,173)	(16,446,814)
Net increase (decrease) in cash and due from banks	105,943	(184,992)	185,408
Cash and due from banks at beginning of the year	6,151	191,143	5,735
Cash and due from banks at end of the year	$112,094	$6,151	$191,143
Supplemental disclosures:
Interest paid	$535,626	$600,289	$1,096,019
AHP payments	$5,775	$10,125	$8,919
REFCorp assessments refunded, net	$(2,512)	$—	$—
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$10,953	$12,370	$8,786

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Background Information

We are a federally-chartered corporation and one of 12 district Federal Home Loan Banks (the FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and housing associates located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs), and insurance companies with their principal places of business in New England and engaged in residential housing finance may apply for membership. State and local housing authorities (housing associates) that meet certain statutory criteria may also borrow from us. While eligible to borrow, housing associates are not our members and, as such, are not allowed to hold capital stock. We are a cooperative; current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership, as well as a condition of engaging in certain business activities with us. Capital stock of former members will remain outstanding as long as business activities with those former members exist. See Note 17 — Capital for a complete description of the capital-stock-purchase requirements. As a result of these requirements, we conduct business with related parties on a regular basis. We consider related parties to be those members with capital stock outstanding in excess of 10 percent of our total capital stock outstanding. See Note 21 — Transactions with Related Parties for additional information.

The Federal Housing Finance Agency (the Finance Agency) was established and became the independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008, with the passage of the Housing and Economic Recovery Act of 2008, as amended (HERA). The former Federal Housing Finance Board (the Finance Board) was an independent agency in the executive branch of the United States (U.S.) government that supervised and regulated the FHLBanks and the Federal Home Loan Banks' Office of Finance (the Office of Finance) through July 29, 2008. All existing regulations, orders, determinations, and resolutions of the Finance Board remain in effect until modified, terminated, set aside, or superseded by the Finance Agency Director, any court of competent jurisdiction, or operation of law. In accordance with HERA, the Finance Board was abolished one year after the date of enactment of HERA.

A purpose of the Finance Agency is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency is responsible for ensuring that 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets, 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under HERA and the authorizing statutes, 3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with HERA and the authorizing statutes, and 4) the activities of each FHLBank and the manner in which such FHLBank is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

The Office of Finance is the FHLBanks' fiscal agent and is a joint office of the FHLBanks established to facilitate the issuance and servicing of the FHLBanks' consolidated obligations (COs) and to prepare the combined quarterly and annual financial reports of the 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act) and applicable regulations, COs are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and the issuance of capital stock, which is principally held by the FHLBanks' current and former members, provide other funds. Each FHLBank primarily uses these funds to provide loans, called advances, and other products and also to fund investments, which are principally used for liquidity and leverage management. Certain FHLBanks,including the Bank also use these funds to invest in mortgage loans. In addition, some FHLBanks, including the Bank offer their members correspondent services, such as wire-transfer, investment-securities-safekeeping, and settlement services.

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

Fair Value

The fair-value amounts, recorded on the statement of condition and presented in the note disclosures, have been determined by us using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2011 and 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 19 — Fair Values for more information.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. We treat securities purchased under agreements to resell as collateralized financings.

Investment Securities

We classify investments as trading, available-for-sale, or held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis. We also invest in certain certificates of deposits that meet the definition of a security and are classified as either held-to-maturity, available-for-sale, or trading.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these investments through other income as net unrealized gains (losses) on trading securities. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these instruments and limit credit risk arising from these instruments.

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivative instruments, or in an economic hedging relationship, are recorded in accumulated other comprehensive loss as net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair-value hedge, we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative. The remainder of the change in the fair value of the investment is recorded in accumulated other comprehensive loss as net unrealized loss on available-for-sale securities.

Held-to-Maturity. We carry at amortized cost certain investments for which we have both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts using the level-yield method, and previous other-than-temporary impairment recognized in net income and accumulated other comprehensive loss.

Changes in circumstances may cause us to change our intent to hold certain securities to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for us that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question our intent to hold other debt securities to maturity. In addition, sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security:

•
the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value; or

•	the sale of a security occurs after we have already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Premiums and Discounts. We amortize premiums and accrete discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time we change the estimated life, based on actual prepayments received and changes in expected prepayments, as if the new estimate had been known since the original acquisition date of the securities. We amortize premiums and accrete discounts on other investments using the level-yield method to the contractual maturity of the securities.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss).

Securities issued by government-sponsored enterprises (GSEs) and U.S. government-owned corporations are not guaranteed by the U.S. government.

Investment Securities – Other-than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment each quarter. An investment is considered impaired when its fair value is less than its cost. We consider other-than-temporary impairment to have occurred if we:

•	have an intent to sell the investment;

•	believe it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis based on available evidence; or

•	do not expect to recover the entire amortized cost basis of the debt security.

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above is met, we recognize an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date.

For securities in an unrealized loss position that meet neither of the first two conditions and for each of our private-label MBS, we perform an analysis to determine if we will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared with the amortized cost basis of the debt security to determine whether a credit loss exists. If the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security, the security is deemed to be other-than-temporarily impaired and the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) is recognized in earnings, while the amount related to all other factors (that is, the noncredit component) is recognized in accumulated other comprehensive loss, which is a component of equity. For a security that is determined to be other-than-temporarily impaired, in the event that the present value of the cash flows expected to be collected is less than the fair value of the security, the credit loss on the security is limited to the amount of that security's unrealized losses.

The total other-than-temporary impairment is presented in the statement of operations with an offset for the amount of the noncredit portion of other-than-temporary impairment that is recognized in accumulated other comprehensive loss. The remaining amount in the statement of operations represents the credit loss for the period.

Accounting for Other-than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss. For subsequent accounting of other-than-temporarily impaired securities, we record an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive loss prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the statement of condition date. This additional credit loss, up to the amount in accumulated other comprehensive loss related to the security, is reclassified out of accumulated other comprehensive loss and charged to earnings. Any credit loss in excess of the related accumulated other comprehensive loss is charged to earnings.

Interest Income Recognition. Upon subsequent evaluation of a debt security when there is no additional other-than-temporary impairment, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows that are deemed significant will change the accretable yield on a prospective basis. For debt securities classified as held-to-maturity, the other-than-temporary impairment recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). The estimated cash flows and accretable yield are re-evaluated each quarter.

Change in Accounting Principle. We adopted the current accounting guidance for other-than-temporary impairment as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. We recognized the $349.1 million cumulative effect of initially applying this guidance as an adjustment to the retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

Advances

We report advances at amortized cost. Advances carried at amortized cost are reported net of premiums/discounts (including discounts related to AHP) and any hedging adjustments, as discussed in Note 9 — Advances. We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We record interest on advances to interest income as earned.

Prepayment Fees. We charge borrowers a prepayment fee when they prepay certain advances before the original maturity. We record prepayment fees net of hedging fair-value adjustments included in the book basis of the advance as prepayment fees on advances, net in the interest income section of the statement of operations.

Advance Modifications. In cases in which we fund a new advance concurrent with or within a short period of time of the prepayment of an existing advance by the same member, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of the existing advance or whether it constitutes a new advance. We compare the present value of cash flows on the new advance with the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if we conclude the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the advance's original contractual terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

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

For prepaid advances that were hedged and met the hedge-accounting requirements, we terminate the hedging relationship upon prepayment and record the prepayment fee net of the hedging fair-value adjustment in the basis of the advance as prepayment fees on advances, net in interest income. If we fund a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the hedging fair-value adjustment and the prepayment fee are included in the carrying amount of the modified advance and are amortized in interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedge meets the hedging criteria, the modified advance is marked to fair value after the modification, and subsequent fair-value changes are recorded in other income as net (losses) gains on derivatives and hedging activities.

If a new advance does not qualify as a modification of an existing advance, prepayment of the existing advance is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to prepayment fees on advances, net in the interest income section of the statement of operations.

Commitment Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received, and amortize these fees on a straight-line basis to service-fees income in other income over the term of the standby letter of credit. We believe the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Mortgage Loans Held for Portfolio

We participate in the Mortgage Partnership Finance® (MPF®) program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 10 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these investments are reported at their principal amount outstanding net of unamortized premiums, discounts, unrealized gains and losses from investments initially classified as mortgage loan commitments and the allowance for credit losses on mortgage loans.

Premiums and Discounts. We compute the amortization of mortgage-loan-origination fees (premiums and discounts) as interest income using the level-yield method over the contractual term to maturity of each individual loan, which results in income recognition in a manner that is effectively proportionate to the actual repayment behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

Credit-Enhancement Fees. Finance Agency regulations require that our investments in mortgage loans held in our portfolio be credit enhanced so that our risk of loss is limited to the losses of an investor in at least an investment-grade category, such as triple-B. For conventional mortgage loans, participating financial institutions retain a portion of the credit risk on the loans in which we invest by providing credit-enhancement protection either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. Credit-enhancement fees are paid monthly and are determined based on the remaining unpaid principal balance of the pertinent MPF loans. The required credit-enhancement amount varies depending on the MPF product. Credit-enhancement fees are recorded as an offset to mortgage-loan-interest income. To the extent that losses in the current month exceed performance-based credit enhancement fees accrued, the remaining losses may be recovered from future performance-based credit-enhancement fees payable to the participating financial institution.

Other Fees. We record other non-origination fees in connection with our MPF program activities, such as delivery-commitment-extension fees, pair-off fees, and price-adjustment fees, and counterparty fees in connection with the MPF Xtra product in other income. Delivery-commitment-extension fees are charged when a participating financial institution requests to extend the period of the delivery commitment beyond the original stated maturity. Pair-off fees represent a make-whole provision and are received when the amount funded under a delivery commitment is less than a certain threshold (under-delivery) of the delivery-commitment amount. Price-adjustment fees are received when the amount funded is greater than a certain threshold (over-delivery) of the delivery-commitment amount. To the extent that pair-off fees relate to under-deliveries of loans, they are recorded in service fee income. Fees related to over-deliveries represent purchase-price adjustments to the related loans acquired and are recorded as part of the loan basis. The FHLBank of Chicago pays us a counterparty fee for the costs and expenses of marketing activities for loans originated for sale via the MPF Xtra product.

We offer the MPF Xtra product which provides our participating financial institutions with the ability to sell certain fixed-rate loans to Fannie Mae, as a third-party investor. Loans sold under MPF Xtra are first sold to the FHLBank of Chicago (MPF Provider), which concurrently sells them to Fannie Mae. The MPF Provider is the master servicer for such loans. Such loans are not held on our balance sheet and the related credit and market risk are transferred to Fannie Mae. Unlike other MPF products, participating financial institutions under the MPF Xtra product do not provide any credit-enhancement amount and do not receive credit-enhancement fees because the credit risk of such loans is transferred to Fannie Mae. Through a purchase price adjustment, the MPF Provider receives a transaction fee for its master servicing, and custodial and administrative activities for such loans from the participating financial institutions, and the MPF Provider pays us a counterparty fee for the costs and expenses of marketing activities for these loans. We indemnify the MPF Provider for certain retained risks, including the risk of the MPF Provider's required repurchase of loans in the event of fraudulent or inaccurate representations and warranties from the participating financial institution regarding the sold loans. We may, in turn, seek reimbursement from the related participating financial institution in any such circumstance, however, the value of such a reimbursement right may be limited in the event of the related participating financial institution's insolvency.

Mortgage-Loan Participations. We have purchased participations in MPF loans from the FHLBank of Chicago under a participation facility pursuant to which we may purchase up to $1.5 billion of 100 percent participation interests in MPF loans purchased by the FHLBank of Chicago. We generally consider our investments in participation interests to be the equivalent of purchasing mortgage loans directly because the participation facility permits us to maintain certain controls over the quality of the underlying mortgage loans while obtaining the economic benefits of such investments. Accordingly, references to our investments in mortgage loans throughout this report include the participation interests purchased under this participation agreement. As of December 31, 2011, we had $170.4 million in 100 percent participation interests outstanding that had been purchased under this facility.

We have also sold full and partial participation interests in MPF loans to the FHLBank of Chicago. For these loans, we share with the FHLBank of Chicago the pro rata purchase amounts for each respective loan acquired from the participating financial institution; the relevant pro rata share of principal and interest payments; responsibility for their pro rata share of credit enhancement fees and credit losses; and each may hedge its share of the delivery commitments.

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in our portfolio as of the statement of condition date. To the extent necessary, an allowance for credit losses for off-balance-sheet credit exposure is recorded as a liability.

Portfolio Segments. We have established an allowance methodology for each of our portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. See Note 11 – Allowance for Credit Losses for additional information.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of portfolio segments identified above is needed as we assessed and measured the credit risk arising from these financing receivables at the portfolio segment level.

Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. We do not place government mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligations of each related servicer, as more fully discussed in Note 11 – Allowance for Credit Losses.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral less estimated selling costs is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans as discussed above.

Charge-Off Policy. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if we determine that the recorded investment in the loan is not likely to be recovered.

REO

Our REO includes assets that have been received in satisfaction of debt or as a result of actual foreclosures. REO is initially recorded as other assets in the statement of condition and is carried at the lower of cost or fair value less estimated selling costs. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Derivatives

All derivatives are recognized on the statement of condition at fair value. We offset fair-value amounts recognized for derivative instruments and fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master-netting arrangement. Derivative assets and derivative liabilities reported on the statement of condition also include net accrued interest. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statement of cash flows unless the derivative meets the criteria to be a financing derivative.

Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair-value hedge);

•	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge); or

•	a nonqualifying hedge of an asset or liability (an economic hedge) for asset-liability-management purposes.

Accounting for Fair Value or Cash Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value or cash-flow hedge accounting and the offsetting changes in fair value of the hedged items are recorded either in earnings in the case of fair-value hedges or accumulated other comprehensive loss in the case of cash-flow hedges. Our approaches to hedge accounting are:

•
Long-haul hedge accounting which generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods; and

•
Short-cut hedge accounting which can be used for transactions for which the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the shortcut method, we may designate the hedging relationship upon its commitment to disburse an advance or trade a CO that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as net (losses) gains on derivatives and hedging activities.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as net (losses) gains on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

Accrued Interest Receivable and Payable. The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, deposits, or other financial instruments. The differential between accrual of interest receivable and payable on other economic hedges is recognized in other income (loss), along with changes in fair value of these derivatives, as net (losses) gains on derivatives and hedging activities.

Discontinuance of Hedge Accounting. We may discontinue hedge accounting prospectively when:

•
we determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions);

•	the derivative and/or the hedged item expires or is sold, terminated, or exercised;

•	it is no longer probable that the forecasted transaction will occur in the originally expected period;

•	a hedged firm commitment no longer meets the definition of a firm commitment; or

•	we determined that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, we: either terminate the derivative or continue to carry the derivative on the statement of condition at its fair value; cease to adjust the hedged asset or liability for changes in fair value; and begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we continue to carry the derivative on the statement of condition at its fair value and amortize the cumulative other comprehensive loss adjustment to earnings when earnings are affected by the existing hedged item.

Under limited circumstances, when we discontinue cash-flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable that the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within two months thereafter, the gain or loss that was accumulated in other comprehensive loss is recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. We have determined that all embedded derivatives in our currently outstanding transactions and financial instruments as of December 31, 2011, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.

Premises, Software, and Equipment

We record premises, software, and equipment at cost less accumulated depreciation and amortization and compute depreciation on a straight-line basis over estimated useful lives ranging from three to 10 years. We amortize leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. We include gains and losses on disposal of premises, software, and equipment in other income (loss) on the statement of operations. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. At December 31, 2011 and 2010, we had $1.7 million and $2.3 million, respectively, in unamortized computer software costs.

Accumulated Depreciation and Amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $12.5 million and $14.7 million at December 31, 2011 and 2010, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense for premises, software, and equipment was $2.0 million, $1.9 million, and $2.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. These amounts include $863,000, $1.1 million, and $1.1 million of amortization of computer software costs for the years ended December 31, 2011, 2010, and 2009, respectively.

Disposal of Premises, Software, and Equipment. The net realized loss on disposal of premises, software, and equipment for the years ended December 31, 2011 and 2009 was $134,000 and $62,000, respectively. There were no realized gains or losses on disposal of premises, software, and equipment in 2010.

COs

We record COs at amortized cost.

Discounts and Premiums. We accrete discounts and amortize premiums on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

Concessions on COs. We pay concessions to dealers in connection with the issuance of certain COs. The Office of Finance prorates the amounts paid to dealers based upon the percentage of debt issued that we assumed. We defer and amortize these dealer concessions using the level-yield method over the contractual term to maturity of the COs. Unamortized concessions are included in other assets on the statement of condition and the amortization of such concessions is included in CO interest expense on the statement of operations.

Mandatorily Redeemable Capital Stock

We will reclassify stock subject to redemption from equity to a liability after a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense on the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Restricted Retained Earnings

In 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended (the Joint Capital Agreement). The Joint Capital Agreement, beginning in the third quarter of 2011, requires each FHLBank to contribute 20 percent of its quarterly net income to a separate restricted retained earnings account at that FHLBank until that account balance equals at least one percent of that FHLBank's average balance of outstanding COs for the previous quarter. Restricted retained earnings are not available to pay dividends and we present them separate from other retained earnings on the statement of condition.

Finance Agency/Finance Board Expenses

We fund a portion of the costs of operating the Finance Agency and funded our proportionate share of the costs of operating the Finance Board. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks is allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. We must pay an amount equal to one-half of our annual assessment twice each year.

Office of Finance Expenses

As approved by the Office of Finance board of directors, effective January 1, 2011, each FHLBank's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total COs outstanding and (2) one-third based upon an equal pro-rata allocation.

Prior to January 1, 2011, the FHLBanks were assessed for Office of Finance operating and capital expenditures based equally on each FHLBank's percentage of the following components: (1) percentage of capital stock, (2) percentage of COs issued, and (3) percentage of COs outstanding.

Assessments

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. We charge the required funding for the AHP to earnings and establish a liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund an AHP. We also issue AHP advances at interest rates below the customary interest rate for nonsubsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 15 — Affordable Housing Program for additional information.

REFCorp. Although we are exempt from ordinary federal, state, and local taxation except for local real-estate tax, we were required to make payments to REFCorp through the second quarter of 2011, after which our obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCorp. REFCorp is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCorp to carry out the functions of REFCorp. See Note 16 — Resolution Funding Corporation for additional information.

Cash Flows

In the statement of cash flows, we consider non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Related-Party Activities

We define related parties as those members whose ownership of our capital stock is in excess of 10 percent of our total capital stock outstanding.

Segment Reporting

In the first quarter of 2011, we began reporting on an enterprise-wide basis rather than providing separate segment information for the MPF program. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business. Accordingly, we will no longer present separate Mortgage Loan Finance segment information.

Reclassification

Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2011.

Subsequent Events

Subsequent events have been evaluated through the date of filing this financial report with the Securities and Exchange Commission. See Note 23 — Subsequent Events for more information.

Note 2 — Recently Issued Accounting Standards and Interpretations

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require us to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on our statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations or cash flows.

Disclosures about an Employer’s Participation in a Multiemployer Plan. On September 21, 2011, the FASB issued guidance to enhance disclosures about an employer's participation in a multiemployer pension plan. These disclosures will provide users with the following: (1) additional administrative information about an employer's participation in significant multiemployer plans; (2) an employer's participation level in these plans, including contributions made and whether contributions exceed five percent of total contributions made to a plan; (3) the financial health of these plans, including information about funded status and funding improvement plans, as applicable; and (4) the nature of employer commitments to the plan. Previously, disclosures were limited primarily to the historical contributions made to all multiemployer pension plans. This guidance became effective for our annual period ending on December 31, 2011 and was applied retrospectively for all prior periods presented. The adoption of this guidance has resulted in increased annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows. See Note 18 — Pension and Postretirement Benefit Plans for the additional disclosures required under this amended guidance.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income, and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. We intend to elect the two-statement approach for interim and annual periods beginning on January 1, 2012, and we will apply this guidance retrospectively for all periods presented. The adoption of this guidance is limited to the presentation of our interim and annual financial statements and will not affect our financial condition, results of operations, or cash flows.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the income statement. This guidance was effective for interim and annual periods beginning on January 1, 2012. We are still required to adopt the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Common Fair-Value Measurement and Disclosure Requirements in GAAP and IFRS. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or IFRS; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance became effective for us for interim and annual periods beginning on January 1, 2012 and will be applied prospectively. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not have a material effect on our financial condition, results of operations or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual periods beginning on January 1, 2012. This guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance will not have a material effect on our financial condition, results of operations, or cash flows.

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

On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. The FASB has indicated that this guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. This guidance became effective for our interim and annual periods beginning on July 1, 2011. As required, the FHLBanks applied the new guidance to troubled debt restructurings which occurred on or after January 1, 2011. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures, but did not have a material effect on our financial condition, results of operations, or cash flows. See Note 11 — Allowance for Credit Losses for the new required disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods ending on December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on January 1, 2011. The adoption of this amended guidance resulted in increased interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows. See Note 11 — Allowance for Credit Losses for the new required disclosures.

Note 3 — Cash and Due from Banks

Compensating Balances. We maintain collected cash balances with various commercial banks in return for certain services. The related agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $152.3 million and $115.2 million for the years ended December 31, 2011 and 2010, respectively.

Restricted Balances. In addition, we maintained average required balances with the Federal Reserve Bank of Boston of $5.5 million for the years ended December 31, 2011 and 2010. These represent average balances required to be maintained over each 14-day reporting cycle, however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Bank of Boston.

Note 4 — Securities Purchased Under Agreements to Resell

We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets on the statement of condition. These securities purchased under agreements to resell are held in safekeeping in our name by third-party custodians which we approved. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to provide additional securities in safekeeping in our name in an amount equal to the decrease or remit cash in such amount. If the counterparty defaults on this obligation, we will decrease the dollar value of the resale agreement accordingly. We have not sold or repledged the collateral received on securities purchased under agreements to resell. Securities purchased under agreements to resell averaged $2.8 billion during 2011 and 2010, and the maximum amount outstanding at any month end during 2011 and 2010 was

$8.0 billion and $7.0 billion, respectively.

Note 5 — Trading Securities

Major Security Types. Our trading securities as of December 31, 2011 and 2010, were (dollars in thousands):

	December 31, 2011	December 31, 2010
Certificates of deposit	$—	$5,319,921
MBS
U.S. government-guaranteed – residential	18,880	21,366
GSEs – residential	6,663	8,438
GSEs – commercial	248,621	230,016
	274,164	259,820
Total	$274,164	$5,579,741

Net unrealized and realized gains (losses) on trading securities were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net unrealized gains (losses) on trading securities held at year end	$18,830	$6,644	$(540)
Net unrealized and realized gains on trading securities sold or matured during the year	—	—	73
Net unrealized gains (losses) on trading securities	$18,830	$6,644	$(467)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 6 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of December 31, 2011, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$504,630	$—	$(35,388)	$469,242
Corporate bonds (2)	561,942	2,370	—	564,312
U.S. government-owned corporations	338,169	—	(53,325)	284,844
GSEs	2,750,131	52,020	(19,730)	2,782,421
	4,154,872	54,390	(108,443)	4,100,819
MBS
U.S. government guaranteed – residential	90,882	346	—	91,228
GSEs – residential	978,998	5,810	—	984,808
GSEs – commercial	104,007	—	(663)	103,344
	1,173,887	6,156	(663)	1,179,380
Total	$5,328,759	$60,546	$(109,106)	$5,280,199
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

Our available-for-sale securities as of December 31, 2010, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$437,525	$—	$(36,855)	$400,670
Corporate bonds (2)	1,169,173	5,628	—	1,174,801
U.S. government-owned corporations	269,291	—	(31,090)	238,201
GSEs	3,481,405	51,640	(14,587)	3,518,458
	5,357,394	57,268	(82,532)	5,332,130
MBS
U.S. government guaranteed – residential	166,780	496	(75)	167,201
GSEs – residential	1,572,036	10,911	—	1,582,947
GSEs – commercial	254,018	145	(1,406)	252,757
	1,992,834	11,552	(1,481)	2,002,905
Total	$7,350,228	$68,820	$(84,013)	$7,335,035
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

As of December 31, 2011, the amortized cost of our available-for-sale securities included net premiums of $77.2 million. Of that amount, $81.0 million of net premiums relate to non-MBS and $3.8 million of net discounts relate to MBS. As of December 31, 2010, the amortized cost of our available-for-sale securities included net premiums of $118.1 million. Of that amount, $123.7 million of net premiums related to non-MBS and $5.6 million of net discounts related to MBS.

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$469,242	$(35,388)	$469,242	$(35,388)
U.S. government-owned corporations	—	—	284,844	(53,325)	284,844	(53,325)
GSEs	—	—	121,025	(19,730)	121,025	(19,730)
	—	—	875,111	(108,443)	875,111	(108,443)
MBS
GSEs – commercial	—	—	103,344	(663)	103,344	(663)
	—	—	103,344	(663)	103,344	(663)
Total temporarily impaired	$—	$—	$978,455	$(109,106)	$978,455	$(109,106)

The following table summarizes our available-for-sale securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$400,670	$(36,855)	$400,670	$(36,855)
U.S. government-owned corporations	—	—	238,201	(31,090)	238,201	(31,090)
GSEs	264,775	(2,839)	102,869	(11,748)	367,644	(14,587)
	264,775	(2,839)	741,740	(79,693)	1,006,515	(82,532)
MBS
U.S. government guaranteed – residential	96,978	(75)	—	—	96,978	(75)
GSEs – commercial	—	—	227,216	(1,406)	227,216	(1,406)
	96,978	(75)	227,216	(1,406)	324,194	(1,481)
Total temporarily impaired	$361,753	$(2,914)	$968,956	$(81,099)	$1,330,709	$(84,013)

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at December 31, 2011 and 2010, were (dollars in thousands).

	December 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,213,636	$1,217,440	$1,370,953	$1,379,527
Due after one year through five years	1,957,683	2,008,268	3,165,009	3,210,864
Due after five years through 10 years	—	—	—	—
Due after 10 years	983,553	875,111	821,432	741,739
	4,154,872	4,100,819	5,357,394	5,332,130
MBS (1)	1,173,887	1,179,380	1,992,834	2,002,905
Total	$5,328,759	$5,280,199	$7,350,228	$7,335,035
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for our available-for-sale securities (dollars in thousands):

	December 31, 2011	December 31, 2010
Amortized cost of available-for-sale securities other than MBS:
Fixed-rate	$4,154,872	$5,357,394

Amortized cost of available-for-sale MBS:
Fixed-rate	121,795	301,902
Variable-rate	1,052,092	1,690,932
	1,173,887	1,992,834
Total	$5,328,759	$7,350,228

At December 31, 2011 and 2010, 25.4 percent and 19.0 percent, respectively, of our fixed-rate available-for-sale securities were swapped to a floating rate.

Sale of Available-for-Sale Securities. The following table shows the proceeds from sale and gross gains and losses realized on the sale of our available-for-sale securities (dollars in thousands):

For the Year Ended December 31, 2011
Proceeds from sale of available-for-sale securities	$2,127,944

Gross realized gains from sale of available-for-sale securities	14,415
Gross realized losses from sale of available-for-sale securities	(1,614)
Net realized gain from sale of available-for-sale securities	$12,801

We did not sell any available-for-sale securities during the years ended December 31, 2010 and 2009.

Note 7 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of December 31, 2011, were (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$18,721	$—	$18,721	$1,697	$—	$20,418
State or local housing-finance-agency (HFA) securities	202,438	—	202,438	61	(34,459)	168,040
GSEs	70,950	—	70,950	2,510	—	73,460
	292,109	—	292,109	4,268	(34,459)	261,918
MBS
U.S. government guaranteed – residential	50,912	—	50,912	934	—	51,846
U.S. government guaranteed – commercial	483,938	—	483,938	4,685	—	488,623
GSEs – residential	3,024,212	—	3,024,212	78,548	(1,105)	3,101,655
GSEs – commercial	1,247,688	—	1,247,688	86,252	—	1,333,940
Private-label – residential	1,969,237	(449,654)	1,519,583	18,789	(145,285)	1,393,087
Private-label – commercial	10,541	—	10,541	549	—	11,090
Asset-backed securities (ABS) backed by home equity loans	27,367	(1,342)	26,025	128	(5,246)	20,907
	6,813,895	(450,996)	6,362,899	189,885	(151,636)	6,401,148
Total	$7,106,004	$(450,996)	$6,655,008	$194,153	$(186,095)	$6,663,066

Our held-to-maturity securities as of December 31, 2010, were (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$24,856	$—	$24,856	$2,100	$—	$26,956
HFA securities	235,735	—	235,735	413	(46,415)	189,733
GSEs	72,617	—	72,617	1,993	—	74,610
	333,208	—	333,208	4,506	(46,415)	291,299
MBS
U.S. government guaranteed – residential	64,975	—	64,975	1,184	—	66,159
GSEs – residential	2,899,360	—	2,899,360	76,784	(7,109)	2,969,035
GSEs – commercial	1,303,343	—	1,303,343	75,665	(8,758)	1,370,250
Private-label – residential	2,379,610	(620,927)	1,758,683	117,796	(102,557)	1,773,922
Private-label – commercial	71,799	—	71,799	743	(491)	72,051
ABS backed by home equity loans	28,777	(601)	28,176	229	(6,940)	21,465
	6,747,864	(621,528)	6,126,336	272,401	(125,855)	6,272,882
Total	$7,081,072	$(621,528)	$6,459,544	$276,907	$(172,270)	$6,564,181

As of December 31, 2011, the amortized cost of our held-to-maturity securities included net discounts of $536.4 million. Of that amount, net premiums of $3.6 million related to non-MBS and net discounts of $540.0 million related to MBS. As of December 31, 2010, the amortized cost of our held-to-maturity securities included net discounts of $523.4 million. Of that amount, net premiums of $5.3 million related to non-MBS and net discounts of $528.7 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2011, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$418	$(2)	$150,968	$(34,457)	$151,386	$(34,459)

MBS
GSEs – residential	239,995	(558)	41,723	(547)	281,718	(1,105)
Private-label – residential	18,922	(4,138)	1,369,550	(572,326)	1,388,472	(576,464)
ABS backed by home equity loans	—	—	20,906	(6,463)	20,906	(6,463)
	258,917	(4,696)	1,432,179	(579,336)	1,691,096	(584,032)
Total	$259,335	$(4,698)	$1,583,147	$(613,793)	$1,842,482	$(618,491)

The following table summarizes our held-to-maturity securities with unrealized losses as of December 31, 2010, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$149,256	$(46,415)	$149,256	$(46,415)

MBS
GSEs – residential	265,701	(6,399)	54,754	(710)	320,455	(7,109)
GSEs – commercial	172,958	(8,758)	—	—	172,958	(8,758)
Private-label – residential	—	—	1,767,929	(606,497)	1,767,929	(606,497)
Private-label – commercial	—	—	57,630	(491)	57,630	(491)
ABS backed by home equity loans	—	—	21,465	(7,312)	21,465	(7,312)
	438,659	(15,157)	1,901,778	(615,010)	2,340,437	(630,167)
Total	$438,659	$(15,157)	$2,051,034	$(661,425)	$2,489,693	$(676,582)

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at December 31, 2011 and 2010, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	December 31, 2011			December 31, 2010
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,360	$1,360	$1,369	$1,266	$1,266	$1,277
Due after one year through five years	71,370	71,370	73,878	74,478	74,478	76,562
Due after five years through 10 years	38,405	38,405	39,733	68,470	68,470	69,158
Due after 10 years	180,974	180,974	146,938	188,994	188,994	144,302
	292,109	292,109	261,918	333,208	333,208	291,299
MBS (2)	6,813,895	6,362,899	6,401,148	6,747,864	6,126,336	6,272,882
Total	$7,106,004	$6,655,008	$6,663,066	$7,081,072	$6,459,544	$6,564,181
_______________________

(1)
Carrying value of held-to-maturity securities represents the sum of amortized cost and the amount of noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive loss.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

Interest-Rate-Payment Terms. The following table details additional interest-rate-payment terms for investment securities classified as held-to-maturity (dollars in thousands):

	December 31, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$106,685	$144,908
Variable-rate	185,424	188,300
	292,109	333,208
Amortized cost of held-to-maturity MBS:
Fixed-rate	2,903,956	2,095,357
Variable-rate	3,909,939	4,652,507
	6,813,895	6,747,864
Total	$7,106,004	$7,081,072

Sale of Held-to-Maturity Securities.

During the year ended December 31, 2011, we realized a gain of $8.5 million on the sale of held-to-maturity securities issued by GSEs, which had a carrying value of $366.7 million. These securities were sold back to the securities dealer because the securities delivered did not conform to the terms of the purchase agreement. The sale is an isolated and unusual event that could not have been reasonably anticipated. Therefore, the sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

There were no sales of held-to-maturity securities during the year ended December 31, 2010.

During the year ended December 31, 2009, a gain of $2.0 million was realized on the sale of held-to-maturity securities issued by GSEs, which had a carrying value of $19.6 million, and of which at least 85 percent of the principal outstanding at acquisition had been collected. Such sales are treated as maturities for the purposes of security classification. The sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Note 8 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter. As part of our evaluation of securities for other-than-temporary impairment, we consider our intent to sell each security or whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, we recognize an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that meet neither of these conditions and for all residential private-label MBS, we perform a cash flow analysis to determine whether the entire amortized cost basis of these impaired securities, including all previously other-than-temporarily impaired securities will be recovered. If we do not expect to recover the entire amount, the unrealized loss position is considered to be other than-temporarily impaired. We evaluate the security's other-than-temporary impairment to determine the amount of credit loss recognized in earnings, which is limited to the amount of that security's unrealized loss.

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at December 31, 2011. At December 31, 2011, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of December 31, 2011:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of December 31, 2011, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A by each of the nationally recognized statistical rating organizations (NRSROs).

•
Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated at the same level as the U.S. government by the NRSROs. These ratings reflect the U.S. government's implicit support of the government corporation as well as the entity's underlying business and financial risk.

•
We have concluded that the probability of default on debt issued by Fannie Mae and Freddie Mac is remote given their status as GSEs and their support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, are backed by mortgage loans conforming with those GSEs' underwriting requirements and the GSEs' credit guarantees as to full return of principal and interest.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt-service ratios, overcollateralization and other credit enhancement, and third-party bond insurance as applicable. As of December 31, 2011, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any security. As a result, we have determined that, as of December 31, 2011, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at December 31, 2011.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among the FHLBanks, the FHLBanks enhanced their overall other-than-temporary impairment process in 2009 by implementing a systemwide governance committee (the OTTI Governance Committee) and establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' common framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analysis on our private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, we have used alternative procedures to assess these securities for other-than-temporary impairment. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

Our evaluation includes estimating the projected cash flows that we are likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions to determine whether we will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security;

•	prepayment speeds;

•	default rates;

•	loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

In performing a detailed cash-flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, we use the effective interest rate derived from a variable-rate index such as one-month London Interbank Offered Rate (LIBOR) plus the contractual spread, plus or minus a fixed-spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

In accordance with related guidance from the Finance Agency, we have contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying our other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco nor the FHLBank of Chicago has the ability to model a particular MBS that we own, we project the expected cash flows for that security based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. We form these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

Specifically, we have contracted with the FHLBank of San Francisco to perform cash-flow analyses for our residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for our subprime private-label MBS. The following table summarizes the analyses of the FHLBanks contracted to perform cash-flow analysis for us (dollars in thousands).

	December 31, 2011
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	168	$2,432,016	$1,908,826	$1,473,691	$1,352,470
FHLBank of Chicago	16	$23,736	$23,032	$21,801	$17,783
Our own cash-flow projections	13	$75,450	$61,265	$46,634	$40,135

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. Our housing-price forecast as of December 31, 2011, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as follows:

	Range %
Year 1	0.0	—	2.8
Year 2	0.0	—	3.0
Year 3	1.5	—	4.0
Year 4	2.0	—	5.0
Years 5 and 6	2.0	—	6.0
Thereafter	2.3	—	5.6

The month-by-month projections of future loan performance are derived from the first model to determine projected prepayments, defaults, and loss severities. These projections are then input into a second model that calculates the projected loan-level cash flows and then allocates those cash flows and losses among the various classes in the securitization structure in accordance with the cash-flow and loss-allocation rules prescribed by the securitization structure. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path described in the prior paragraph.

We do not intend to sell these securities and believe it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. We recorded other-than-temporary impairment credit losses of $77.1 million for the year ended December 31, 2011. For held-to-maturity securities, the noncredit portion of an other-than-temporary impairment charge that is recognized in other comprehensive loss is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the year ended December 31, 2011, we accreted $146.5 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the year ended December 31, 2011, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $60.3 million for the year ended December 31, 2011.

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2011 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings during the year ended December 31, 2011, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, overcollateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands). We have instituted litigation on certain of the private-label MBS in which we have invested. Our complaint asserts among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 8), as well as other statements about the securities, are inaccurate.

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (1)
2006	$17,290	6.6%	6.6%	32.4%	32.4%	47.9%	47.9%	—	—
2004 and prior	3,371	8.0	8.0	10.7	10.7	38.1	38.1	8.4%	8.4%
	$20,661	6.8%	6.6 - 8.0	28.9%	10.7 - 32.4	46.3%	38.1 - 47.9	1.4%	0.0 - 8.4

Alt-A (1)
2007	$562,064	5.7%	2.3 - 8.4	79.6%	33.0 - 90.0	56.2%	48.7 - 62.0	14.7%	0.0 - 46.8
2006	921,710	6.0	2.4 - 9.8	77.1	50.2 - 89.2	57.0	48.1 - 62.3	17.5	0.0 - 44.7
2005	503,052	7.1	2.2 - 12.8	57.6	37.2 - 80.6	50.4	37.2 - 62.8	18.5	0.5 - 47.8
2004 and prior	7,499	3.2	3.2	67.4	67.4	45.8	45.8	36.4	36.4
Total	$1,994,325	6.2%	2.2 - 12.8	73.0%	33.0 - 90.0	55.1%	37.2 - 62.8	17.0%	0.0 - 47.8

ABS backed by home equity loans
Subprime (1)
2004 and prior	$5,735	10.1%	9.5 - 12.3	40.41%	36.4 - 52.4	97.1%	94.7 - 104.0	22.1%	0.0 - 28.6
_______________________

(1)
Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

We own certain private-label MBS that are insured by third-party bond insurers (monoline insurers). Together with the other FHLBanks, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and, therefore, the burnout analysis is not applicable as discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guaranty Insurance Corp., and Ambac Assurance Corp., are not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. For the remaining monoline insurer, MBIA Insurance Corp., the burnout period as of December 31, 2011, is three months, ending March 31, 2012. None of our securities that are guaranteed by MBIA Insurance Corp. were determined to have an other-than-temporary impairment credit loss at December 31, 2011.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized in the year ended December 31, 2011 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	December 31, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$72,867	$62,113	$46,131	$48,620
Private-label residential MBS – Alt-A	1,942,119	1,422,820	998,621	959,020
ABS backed by home equity loans – Subprime	5,735	5,057	3,827	3,838
Total other-than-temporarily impaired securities	$2,020,721	$1,489,990	$1,048,579	$1,011,478

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through December 31, 2011 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	December 31, 2011
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$79,547	$68,679	$50,580	$52,781
Private-label residential MBS – Alt-A	1,976,087	1,449,948	1,018,392	978,817
ABS backed by home equity loans – Subprime	6,190	5,469	4,127	4,155
Total other-than-temporarily impaired securities	$2,061,824	$1,524,096	$1,073,099	$1,035,753

The following tables set forth our securities for which other-than-temporary impairment credit losses were recognized for the years indicated (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	For the Year Ended December 31, 2011
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified (from) to Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion
Private-label residential MBS – Prime	$(1,511)	$(2,211)	$(3,722)
Private-label residential MBS – Alt-A	(50,389)	(22,788)	(73,177)
ABS backed by home equity loans – Subprime	(1,144)	976	(168)
Total other-than-temporarily impaired securities	$(53,044)	$(24,023)	$(77,067)

	For the Year Ended December 31, 2010
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified from Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion
Private-label residential MBS – Prime	$(222)	$(1,396)	$(1,618)
Private-label residential MBS – Alt-A	(48,742)	(34,271)	(83,013)
ABS backed by home equity loans – Subprime	(7)	(124)	(131)
Total other-than-temporarily impaired securities	$(48,971)	$(35,791)	$(84,762)

	For the Year Ended December 31, 2009
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified from Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion
Private-label residential MBS – Prime	$(41,526)	$36,611	$(4,915)
Private-label residential MBS – Alt-A	(1,286,471)	847,885	(438,586)
ABS backed by home equity loans – Subprime	(1,513)	946	(567)
Total other-than-temporarily impaired securities	$(1,329,510)	$885,442	$(444,068)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of year (1)	$523,881	$471,094	$32,638
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	139	301	294,496
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(2)	76,928	84,461	149,572
Reductions:
Securities matured during the period	(52,565)	(30,478)	(5,612)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(3,550)	(1,497)	—
Balance at end of year	$544,833	$523,881	$471,094
_______________________

(1)
We adopted the FASB's other-than-temporary impairment guidance as of January 1, 2009, and recognized the cumulative effect of initially applying this guidance, totaling $349.1 million, as an adjustment to the retained earnings balance at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Credit losses remaining in retained earnings upon the adoption of this guidance totaled $32.6 million.

(2)
For the years ended December 31, 2011, 2010, and 2009, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2011, 2010, and 2009.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Year Ended December 31,
	2011	2010
Balance at beginning of year	$(621,528)	$(929,508)
Amounts reclassified from (to) accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(36,310)	(35,052)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	60,333	70,843
Net amount of impairment losses reclassified from accumulated other comprehensive loss	24,023	35,791
Accretion of noncredit portion of impairment losses on held-to-maturity securities	146,509	272,189
Balance at end of year	$(450,996)	$(621,528)

Note 9 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or even longer with the approval of our credit committee. At both December 31, 2011 and 2010, we had advances outstanding, including AHP advances, with interest rates ranging from 0.00 percent to 8.37 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances and certain structured advances.

	December 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$7,683	0.45%	$3,816	0.52%
Due in one year or less	8,266,384	1.15	9,925,269	1.43
Due after one year through two years	5,563,728	1.98	3,141,974	3.43
Due after two years through three years	2,721,354	2.88	6,176,646	2.26
Due after three years through four years	1,997,587	2.96	2,205,918	3.40
Due after four years through five years	2,151,231	2.90	1,664,257	3.18
Thereafter	3,873,205	3.71	4,278,296	4.00
Total par value	24,581,172	2.23%	27,396,176	2.51%
Premiums	37,378		33,447
Discounts	(23,748)		(25,657)
Hedging adjustments	600,096		630,983
Total	$25,194,898		$28,034,949

We offer putable advances that provide us with the right to put the fixed-rate advance to the member (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At December 31, 2011 and 2010, we had putable advances outstanding totaling $4.7 billion and $6.8 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	December 31, 2011		December 31, 2010
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$7,683	0.0%	$3,816	0.0%
Due in one year or less	12,244,459	49.8	15,478,394	56.5
Due after one year through two years	4,975,328	20.2	2,358,424	8.6
Due after two years through three years	2,231,354	9.1	5,381,346	19.6
Due after three years through four years	1,797,337	7.3	1,666,918	6.1
Due after four years through five years	1,713,831	7.0	1,335,007	4.9
Thereafter	1,611,180	6.6	1,172,271	4.3
Total par value	$24,581,172	100.0%	$27,396,176	100.0%

We also offer callable advances that provide members with the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying us a fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance. At December 31, 2011 and 2010, we had callable advances outstanding totaling $2.5 million and $11.5 million, respectively.

The following table summarizes advances outstanding by year of contractual maturity or next call date for callable advances (dollars in thousands):

	December 31, 2011		December 31, 2010
Year of Contractual Maturity or Next Call Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$7,683	0.0%	$3,816	0.0%
Due in one year or less	8,268,884	33.6	9,925,269	36.2
Due after one year through two years	5,563,728	22.6	3,153,474	11.5
Due after two years through three years	2,718,854	11.1	6,176,646	22.6
Due after three years through four years	1,997,587	8.1	2,199,418	8.0
Due after four years through five years	2,151,231	8.8	1,664,257	6.1
Thereafter	3,873,205	15.8	4,273,296	15.6
Total par value	$24,581,172	100.0%	$27,396,176	100.0%

Interest-Rate-Payment Terms. The following table details interest-rate-payment terms for our outstanding advances (dollars in thousands):

Par value of advances	December 31, 2011	December 31, 2010
Fixed-rate
Due in one year or less	$6,224,384	$7,884,269
Due after one year	13,872,105	15,140,091
Total fixed-rate	20,096,489	23,024,360

Variable-rate
Due in one year or less	2,049,683	2,044,816
Due after one year	2,435,000	2,327,000
Total variable-rate	4,484,683	4,371,816

Total par value	$24,581,172	$27,396,176

At December 31, 2011, 39.0 percent of our fixed-rate advances were swapped to a floating rate and 0.5 percent of our variable-rate advances were swapped to a different variable-rate index.

At December 31, 2010, 45.9 percent of our fixed-rate advances were swapped to a floating rate and 0.6 percent of our variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.

Our potential credit risk from advances is principally concentrated in commercial banks, savings institutions, and credit unions. At December 31, 2011 and 2010, we had $7.4 billion and $8.8 billion, respectively, of outstanding advances that were greater than or equal to $1.0 billion per borrower. These advances were made to three borrowers at both December 31, 2011 and 2010, representing 30.0 percent and 32.2 percent, respectively, of total par value of outstanding advances.

We lend to our members and housing associates chartered within the six New England states in accordance with federal statutes, including the FHLBank Act. The FHLBank Act generally requires us to hold, or have access to, collateral to secure our advances. We have policies and procedures in place to manage credit risk including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the borrower's financial condition. Based on the collateral pledged as security for advances, management's credit analysis of the borrower's financial condition, and credit extension and collateral policies, we do not expect any losses on advances and expect to collect all amounts due according to the contractual terms of the advances. Therefore, we have not provided any allowance for losses on advances. For information related to our credit risk on advances and allowance for credit losses, see Note 11 — Allowance for Credit Losses.

Prepayment Fees. We record prepayment fees received from borrowers on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, under certain advances products, the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that we are financially indifferent to the borrowers' decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of operations.

We also offer an advance restructuring program under which the prepayment fee on prepaid advances may be satisfied by the borrower's agreement to pay an interest rate on a new advance sufficient to amortize the prepayment fee by the maturity date of the new advance, rather than paying the fee in immediately available funds to us. However, if our analysis of each restructuring concludes that the transaction is an extinguishment of the prior loan rather than a modification, the deferred prepayment fee is recognized into income immediately.

For the three years ended December 31, 2011, 2010, and 2009, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	2011	2010	2009
Prepayment fees received from borrowers	$85,414	$37,789	$40,693
Less: hedging fair-value adjustments on prepaid advances	(64,861)	(18,381)	(18,556)
Less: net premiums associated with prepaid advances	(5,154)	(5,593)	(3)
Less: deferred recognition of prepayment fees received from members on advance prepayments deemed to be loan modifications	(4,627)	(3,826)	(9,078)
Net prepayment fees received from borrowers	10,772	9,989	13,056
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	17,658	7,707	6
Net prepayment fees recognized in income	$28,430	$17,696	$13,062

Note 10 — Mortgage Loans Held for Portfolio

We invest in conventional mortgage loans and government mortgage loans through the MPF program. All such investments are held for portfolio. The mortgage loans are typically originated and credit-enhanced by the related participating financial institution. The majority of these loans are serviced by the originating institution. A portion of these loans are sold servicing-released by the participating financial institution and serviced by a third party servicer.

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	December 31, 2011	December 31, 2010
Real estate
Fixed-rate 15-year single-family mortgages	$646,539	$718,333
Fixed-rate 20- and 30-year single-family mortgages	2,439,475	2,513,030
Premiums	35,420	31,235
Discounts	(5,708)	(7,344)
Deferred derivative gains and losses, net	1,297	(647)
Total mortgage loans held for portfolio	3,117,023	3,254,607
Less: allowance for credit losses	(7,800)	(8,653)
Total mortgage loans, net of allowance for credit losses	$3,109,223	$3,245,954

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	December 31, 2011	December 31, 2010
Conventional mortgage loans	$2,777,100	$2,908,587
Government mortgage loans	308,914	322,776
Total par value	$3,086,014	$3,231,363

See Note 11 — Allowance for Credit Losses for information related to our credit risk on mortgage loans and allowance for credit losses.

Note 11 — Allowance for Credit Losses

We have developed and documented a systematic methodology for determining an allowance for credit losses for our:

•	extensions of credit, such as our advances and letters of credit;

•	investments in government mortgage loans held for portfolio;

•	investments in conventional mortgage loans held for portfolio;

•	investments via term securities purchased under agreements to resell; and

•	investments via term federal funds sold.

Credit Products

We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend in accordance with the FHLBank Act, Finance Agency regulations and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other assets we are permitted to accept as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions (CFIs) are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their ownership of our capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.

Depending on the financial condition of the borrower, we may allow the borrower to retain possession of loan collateral pledged to us while agreeing to hold such collateral for our benefit or require the borrower to specifically assign or place physical possession of such loan collateral with us or a third-party custodian that we approve.

We are provided an additional safeguard for our security interests by Section 10(e) of the FHLBank Act, which generally affords any security interest granted by a borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to our security interests under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act which provides that federal law does not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we perfect our security interests in the collateral pledged by our members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2011 and 2010, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit. The estimated value of the collateral required to secure each borrower's obligations is calculated by applying collateral discounts or haircuts.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2011 and 2010, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2011 and 2010.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at December 31, 2011 and 2010. At December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 20 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.

Government Mortgage Loans Held for Portfolio

We invest in government mortgage loans secured by one- to four-family residential properties. Government mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or by the U.S. Department of Housing and Urban Development.

The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loans portfolio as of December 31, 2011 and 2010. In addition, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.

Conventional Mortgage Loans Held for Portfolio

We use a model to determine our allowance for credit losses based on our investments in conventional mortgage loans. We periodically adjust the key inputs to this model in an effort intended to properly align our loss projections with the market conditions that are relevant to these loans. The key inputs to the model include past and current performance of these loans (including portfolio delinquency and default migration statistics), overall loan portfolio performance characteristics (including loss mitigation features, especially credit enhancements, as discussed below under - Credit Enhancements), and loss severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss mitigation features (including credit-enhancement and estimated credit-enhancement fee-recovery amounts) for all master commitments. A master commitment is a document which provides the general terms under which the participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. Additionally, we review the model's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent, or from delinquent to default and make adjustments as appropriate.

We use a third-party loan loss projection model to determine our loss severity estimates for our master commitments. We update our loss severity estimates periodically as we determine appropriate, but not less than once per year. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. Starting with the quarter ended June 30, 2011, as part of our continuing effort to incorporate more precision into our estimation processes, we added a quarterly loss severity update for the 10 largest master commitments, reflecting a more current housing price index. These master commitments represent approximately 60 percent of our total master commitments by outstanding principal balance and therefore this update is likely to capture any important changes during interim reporting periods.

Collectively Evaluated Mortgage Loans. The credit-risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date.

Individually Evaluated Mortgage Loans. We individually evaluate certain conventional mortgage loans for impairment, including troubled debt restructurings granted under our temporary loan modification plan and collateral-dependent loans. See — Troubled Debt Restructurings for information on troubled debt restructurings. We generally measure impairment of troubled debt restructurings based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. We measure impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral less selling costs.

Estimating a Margin of Imprecision. We also assess a factor for the margin for imprecision to the estimation of credit losses for the homogeneous population. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and is included as part of the mortgage loan allowance for credit loss. This amount represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not be captured in our methodology. The actual loss that may occur on homogeneous populations of mortgage loans may differ from the estimated loss.

Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the year ended December 31, 2011, 2010, and 2009, as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2011 and 2010 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is not net of any valuation allowance.

	2011	2010	2009
Allowance for credit losses
Balance at beginning of year	$8,653	$2,100	$350
Charge-offs	(22)	(148)	—
(Reduction of) provision for credit losses	(831)	6,701	1,750
Balance at end of year	$7,800	$8,653	$2,100
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$7,800	$8,653
Recorded investment, end of year(1)
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$2,819,369	$2,943,883
_________________________

(1)	The allowance for credit losses does not include government mortgage loans as discussed above under – Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$41,311	$15,477	$56,788
Past due 60-89 days delinquent	11,656	5,973	17,629
Past due 90 days or more delinquent	55,876	24,925	80,801
Total past due	108,843	46,375	155,218
Total current loans	2,710,526	269,101	2,979,627
Total mortgage loans	$2,819,369	$315,476	$3,134,845
Other delinquency statistics
In process of foreclosure, included above (1)	$32,344	$7,413	$39,757
Serious delinquency rate (2)	1.99%	7.90%	2.59%
Past due 90 days or more still accruing interest	$—	$24,925	$24,925
Loans on nonaccrual status (3)	$55,876	$—	$55,876
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.

(3)	These are only conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2010
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$42,624	$15,924	$58,548
Past due 60-89 days delinquent	16,336	6,661	22,997
Past due 90 days or more delinquent	54,935	20,322	75,257
Total past due	113,895	42,907	156,802
Total current loans	2,829,988	286,298	3,116,286
Total mortgage loans	$2,943,883	$329,205	$3,273,088
Other delinquency statistics
In process of foreclosure, included above (1)	$31,456	$7,731	$39,187
Serious delinquency rate (2)	1.89%	6.17%	2.32%
Past due 90 days or more still accruing interest	$—	$20,322	$20,322
Loans on nonaccrual status (3)	$54,935	$—	$54,935
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.

(3)	These are only conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Credit Enhancements

Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after a homeowners equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

We share with the participating financial institution the risk of credit losses on our investments in MPF mortgage loans, by structuring potential losses on these investments into layers with respect to each master commitment. A master commitment is a document which provides the general terms under which a participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. We are obligated to incur the first layer or portion of credit losses (which is called first-loss account) that is not absorbed by the borrower's equity after any primary mortgage insurance. The first-loss account functions as a tracking mechanism for determining the point after which the participating financial institution is required to cover the next layer of losses up to an agreed-upon credit-enhancement amount. The credit-enhancement amount may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of a participating financial institution to provide supplemental mortgage insurance or a combination of both. We absorb any remaining unallocated losses.

The aggregate amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in our financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to us, with a corresponding reduction of the first-loss account for that master commitment up to the amount in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of a master commitment could exceed the amount in the first-loss account. In that case, the excess losses would be charged next to the member's credit-enhancement amount, then to us after the member's credit-enhancement amount has been exhausted.

For loans in which we buy or sell participations to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of loans that we own that are within master commitments which include loans that are owned, in whole or in part, by other MPF Banks. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at

December 31, 2011 and 2010, the amount of first-loss account remaining for losses attributable to us was $23.8 million and $27.8 million, respectively. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit enhancement fees of $3.1 million, $3.4 million, and $4.0 million during the years ended December 31, 2011, 2010, and 2009, respectively.

Withheld credit-enhancement fees can mitigate losses from our investments in MPF loans and therefore we consider our expectations by each master commitment for such withheld fees in determining the allowance for loan losses. More specifically we determine the amount of credit-enhancement fees available to mitigate losses as follows: accrued credit-enhancement fees to be paid to PFIs; plus projected credit-enhancement fees to be paid to the participating financial institutions over the next 12 months; minus any losses incurred or expected to be incurred. Available credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient credit-enhancement fees to recover all losses while other master commitments may not.

The following table demonstrates the impact on our estimate of the allowance for credit losses resulting from the loss mitigating features of conventional mortgage loans (dollars in thousands).

	December 31, 2011	December 31, 2010
Total estimated losses	$10,274	$11,200
Less: estimated losses in excess of first loss account, to be absorbed by participating financial institutions	(1,622)	(1,473)
Less: estimated performance-based credit-enhancement fees available for recapture	(852)	(1,074)
Net allowance for credit losses	$7,800	$8,653

Troubled Debt Restructurings

A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise.

Our program for MPF loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31 percent of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 31 percent housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the target 31 percent housing-expense ratio is met.

During the year ended December 31, 2011, we had one troubled debt restructuring. The recorded investment in the troubled debt restructuring pre-modification and post-modification was $204,000 and $196,000, respectively as of the modification date.

As of December 31, 2011 and 2010, we had MPF loans with a recorded investment of $446,000 and $238,000, respectively that are considered a troubled debt restructuring. As of December 31, 2011, our two troubled debt restructurings were performing and have not defaulted.

As discussed in Note 2 — Recently Issued Accounting Standards and Interpretations, we adopted amended guidance intended to clarify which debt modifications constitute troubled debt restructurings. We had one new modification, as discussed above, that occurred during the year ended December 31, 2011, but did not identify any additional troubled debt restructurings as a result of adopting this amended guidance.

REO

At December 31, 2011 and 2010, we had $6.3 million and $6.5 million, respectively, in assets classified as REO. During the years ended December 31, 2011, 2010, and 2009, we sold REO assets with a recorded carrying value of $9.6 million, $9.4 million, and $7.5 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $517,000, $363,000, and $9,000 on the sale of REO assets during the years ended December 31, 2011, 2010, and 2009 respectively. Gains and losses on the sale of REO assets are recorded in other income.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

These investments are all short-term (all less than three months) and the recorded balance approximates fair value. We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of December 31, 2011 and 2010, were repaid or expected to repay according to the contractual terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at December 31, 2011 and 2010.

Note 12 — Derivatives and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effects of interest-rate changes on interest-earning assets and funding sources that finance these assets. The goal of our interest-rate risk-management strategies is to manage interest-rate risk within appropriate limits. As part of our effort to mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest-rate changes we will accept. In addition, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and funding sources.

Consistent with Finance Agency regulations, we enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and achieve our risk-management objectives. Finance Agency regulations and our risk-management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of our financial management strategy. We may enter into derivatives that do not necessarily qualify for hedge accounting.

The most common ways in which we use derivatives are to:

•	change the repricing frequency of assets and liabilities from fixed to floating or floating to fixed, considering interest-rate-risk-management and funding needs;

•	hedge the cash flows of assets and liabilities that have embedded options, considering interest-rate-risk-management and funding needs; and

•	hedge the mark-to-market sensitivity of existing assets or liabilities or of anticipated transactions.

Application of Derivatives

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments and COs to achieve risk-management objectives. We use derivatives as:

•	a fair-value or cash-flow hedge of a financial instrument or a forecasted transaction; and

•
an economic hedge in general asset-liability management where derivatives serve a documented risk-mitigation purpose but do not qualify for hedge accounting. These hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we use derivatives in our overall interest-rate-risk management to adjust the interest-rate sensitivity of COs to approximate more closely the interest-rate sensitivity of assets (both advances and investments), and/or to adjust the interest-rate sensitivity of advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.

We use derivatives as a method to achieve our financial and risk-management objectives. We reevaluate our hedging strategies from time to time and may change the hedging techniques we use or may adopt new strategies.

We enter into derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute COs. We are not a derivative dealer and do not trade derivatives for short-term profit.

Types of Derivatives

We may use the following derivatives to reduce funding costs and/or to manage our interest-rate risks.

•
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate we receive in most derivatives is LIBOR.

•
Swaptions. A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect us if we are planning to lend or borrow funds in the future against future interest rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

•
Optional Termination Interest Rate Swaps. An optional termination interest-rate swap is an interest-rate swap in which one counterparty has the right, but not the obligation, to terminate the swap prior to its stated maturity date. We use optional termination interest-rate swaps to hedge callable CO bonds and putable advances. In each case, we own an option to terminate the hedged item, that is redeem a callable bond or demand repayment of a putable advance, on specified dates, and the counterparty to the optional termination interest-rate swap owns the option to terminate the swap on those same dates.

•
Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold or cap price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold or floor price. These agreements are intended to serve as protection against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

•
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on an underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date.

•
Futures/Forwards Contracts. We may use futures and forward contracts to hedge interest-rate risk. For example, certain mortgage purchase commitments that we enter into are considered derivatives. We may hedge these commitments by selling MBS to-be-announced (TBA) for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

Types of Assets and Liabilities Hedged

We formally document at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to: assets and liabilities on the statement of condition; firm commitments; or forecasted transactions. We also formally assess (both at the hedge's inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses or other statistical or scenario-based analyses to assess the effectiveness of our hedges. We apply hedge accounting to hedges that are deemed highly effective and that otherwise meet the hedge-accounting requirements. When it is determined that a derivative has not been or is not expected to be effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

COs. We may enter into derivatives to hedge (or partially hedge, depending on the risk-strategy) the interest-rate risk associated with our specific debt issuances. We endeavor to manage the risk arising from changing market prices and volatility of a CO by matching the cash inflow on the derivative with the cash outflow on the CO.

As an example of such a hedging strategy, when fixed-rate COs are issued, we simultaneously enter into a matching derivative in which the counterparty pays us fixed-interest cash flows designed to mirror in timing and amount the interest cash outflows we pay on the CO. At the same time, we may pay a variable cash flow that closely matches the interest payments we receive on short-term or variable-rate assets. In some cases, the hedged CO may have a nonstatic coupon that is subject to fair-value risk and that is matched by the receivable coupon on the hedging interest-rate swap. These transactions are treated as fair-value hedges.

In a typical cash-flow or economic hedge of anticipated CO issuance, we may enter into interest-rate swaps for the anticipated issuance of fixed-rate CO bonds to lock in a spread between an earning asset and the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive loss and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bonds affects earnings (beginning upon issuance and continuing over the life of the CO bond).

Advances. We may use interest-rate swaps to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of our funding liabilities. Typically, we hedge fixed-rate advances with interest-rate swaps where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the advance to a floating-rate advance. This type of hedge is treated as a fair-value hedge. Additionally, certain floating-rate advances that contain either an interest-rate cap or floor, or both a cap and a floor, may be hedged with a derivative containing an offsetting cap and/or floor, where the hedge relationship is treated as a fair-value hedge.

With each issue of a putable advance, we effectively purchase from the related borrower an embedded put option that enables us to terminate a fixed-rate advance and extend additional credit on new terms. We may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where we pay a fixed-rate coupon and receive a variable-rate coupon. This type of hedge is treated as a fair-value hedge. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, we could, at our option, require immediate repayment of the advance.

The borrower's ability to prepay can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances (other than short-term advances) that a borrower may prepay without a prepayment fee, we usually finance such advances with callable debt or otherwise hedge this option.

Mortgage Loans. We invest in mortgage loans through the MPF program as discussed in Note 10 – Mortgage Loans Held for Portfolio. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated prepayment behavior. We address a portion of the interest-rate risk inherent in mortgage loans by duration-matching mortgage loans and the funding liabilities. As interest rates change, the portfolio is rebalanced to maintain the targeted duration level. We may also manage against prepayment, or convexity, risk by funding some mortgage loans with COs that have redemption features. In addition, we may use derivatives to manage the prepayment and duration variability of mortgage loans. Net income could be reduced if we reinvest the proceeds from prepaid mortgage loans in lower-yielding assets and if our higher funding costs are not reduced concomitantly.

Swaptions, which are options to enter into specified interest-rate swaps at a future date, may also be used to hedge the prepayment risk from our investments in mortgage loans, many of which are not designated to specific mortgage loans and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. Changes in fair value of the swaptions are recognized in current period earnings and presented on the statement of operations as net (losses) gains on derivatives and hedging activities. We may also purchase interest-rate caps and floors, callable swaps, calls, and puts to minimize the prepayment risk embedded in our investments in mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. Changes in fair value of these derivatives are recognized in current period earnings.

Firm Commitments. Certain mortgage-purchase commitments are considered derivatives. We may hedge these commitments by selling MBS TBA or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. These hedges do not qualify for hedge accounting treatment. The mortgage purchase commitment and the TBA used in the economic hedging strategy are recorded on the statement of condition at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

Commitments to originate advances are not derivatives. We may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment is rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

Investments. We primarily invest in U.S. agency obligations, MBS, certificates of deposit, ABS, and the taxable portion of HFA securities, which may be classified as held-to-maturity, available-for-sale, or trading securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. Finance Agency guidance and our policies limit this source of interest-rate risk by restricting the types of mortgage investments we may own to those with limited average life changes under certain interest-rate-shock scenarios and establishing limitations on duration of equity and changes to market value of equity. We may manage our prepayment and duration risk by funding investment securities with COs that have call features or by hedging the prepayment risk with caps or floors, callable swaps, or swaptions.

For long-term securities that are classified as held-to-maturity, we manage our interest-rate-risk exposure by issuing funding instruments with offsetting market-risk characteristics. For example, we typically fund floating-rate MBS whose coupons reset monthly with short-term discount notes or with other CO bonds with fixed rates that have been converted to a floating rate with an interest-rate swap, while we might use long-term CO bonds to fund fixed-rate commercial MBS.

For our available-for-sale securities that have been hedged and qualify as a fair-value hedge, we record the portion of the change in fair value related to the risk being hedged in other income as net (losses) gains on derivatives and hedging activities together with the related change in the fair value of the derivative, and the remainder of the change in fair value is recorded in other comprehensive loss as net unrealized loss on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a cash-flow hedge, we record the effective portion of the change in fair value of the derivative related to the risk being hedged in other comprehensive income as net unrealized loss relating to hedging activities. The ineffective portion is recorded in other income as net (losses) gains on derivatives and hedging activities.

We may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized gains (losses) on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net (losses) gains on derivatives and hedging activities.

Financial Statement Impact and Additional Financial Information.

The notional amount of derivatives is a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the item being hedged, and any offsets between the two.

The following table presents the fair value of derivative instruments as of December 31, 2011 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$19,326,022	$229,091	$(1,036,060)
Interest-rate futures / forwards	700,000	—	(31,981)
Total derivatives designated as hedging instruments	20,026,022	229,091	(1,068,041)

Derivatives not designated as hedging instruments
Interest-rate swaps	235,750	—	(30,506)
Interest-rate caps or floors	300,000	786	—
Mortgage-delivery commitments (1)	17,734	128	—
Total derivatives not designated as hedging instruments	553,484	914	(30,506)
Total notional amount of derivatives	$20,579,506
Total derivatives before netting and collateral adjustments		230,005	(1,098,547)
Netting adjustments (2)		(193,438)	193,438
Cash collateral received from counterparties, including accrued interest		(20,046)	(195)
Derivative assets and derivative liabilities		$16,521	$(905,304)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions.

The following table presents the fair value of derivative instruments as of December 31, 2010 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$23,368,625	$260,837	$(955,170)
Derivatives not designated as hedging instruments
Interest-rate swaps	298,250	—	(13,193)
Interest-rate caps or floors	16,500	195	(163)
Mortgage-delivery commitments (1)	28,217	55	(242)
Total derivatives not designated as hedging instruments	342,967	250	(13,598)
Total notional amount of derivatives	$23,711,592
Total derivatives before netting and collateral adjustments		261,087	(968,768)
Netting adjustments (2)		(239,565)	239,565
Cash collateral received from counterparties, including accrued interest		(6,704)	(17)
Derivative assets and derivative liabilities		$14,818	$(729,220)
_______________________

(1)	Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.

(2)	Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions.

Net (losses) gains on derivatives and hedging activities for the years ended December 31, 2011, 2010 and 2009, were as follows (dollars in thousands).

	For the Years Ended December 31,
	2011	2010	2009
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$2,346	$2,998	$1,527
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(27,048)	(19,091)	755
Interest-rate caps or floors	(2,299)	(78)	(48)
Mortgage-delivery commitments	2,093	619	(264)
Total net (losses) gains related to derivatives not designated as hedging instruments	(27,254)	(18,550)	443

Net (losses) gains on derivatives and hedging activities	$(24,908)	$(15,552)	$1,970

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$31,560	$(30,888)	$672	$(279,353)
Investments	(153,796)	154,284	488	(46,837)
Deposits	(783)	783	—	1,573
COs – bonds	5,037	(3,851)	1,186	153,183
	$(117,982)	$120,328	$2,346	$(171,434)
_______________________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Year Ended December 31, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$43,290	$(42,123)	$1,167	$(389,351)
Investments	(38,039)	39,134	1,095	(50,631)
Deposits	356	(356)	—	1,567
COs – bonds	68,024	(67,369)	655	207,641
COs - discount notes	(67)	148	81	75
	$73,564	$(70,566)	$2,998	$(230,699)
_______________________

(1)	The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The loss recognized in accumulated other comprehensive loss for hedged items in cash-flow hedging relationships was $32.0 million for the year ended December 31, 2011. We had no cash-flow hedging relationships during the year ended December 31, 2010.

For the year ended December 31, 2011, there were no reclassifications from other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is three years.

As of December 31, 2011, the amount of deferred net losses on derivative instruments accumulated in other comprehensive loss expected to be reclassified to earnings during the next 12 months is $14,000.

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through our ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in our policies and Finance Agency regulations. We require collateral agreements on all derivatives . These collateral agreements include collateral delivery thresholds. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with us. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, investment-grade U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

The table below presents credit-risk exposure on derivative instruments, excluding the amount of excess cash collateral received from counterparties in instances where a counterparty's pledged cash collateral to us exceeds our net position (dollars in thousands).

	December 31, 2011	December 31, 2010
Total net exposure at fair value(1)	$36,567	$21,522
Less: cash collateral received from counterparties, including accrued interest	(20,046)	(6,704)
Net exposure after cash collateral	$16,521	$14,818
_______________________
(1)  Includes net accrued interest receivable of $988,000 and $2.2 million at December 31, 2011 and 2010, respectively.

Certain of our master-netting agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit ratings. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2011, was $905.3 million for which we had delivered collateral with a post-haircut value of $775.7 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2011 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of December 31, 2011

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$40,284
AA-	A+, A or A-	55,496
A-	below A-	6,000
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's.

(2)	Additional collateral of $27.8 million is required as of December 31, 2011, at our current credit rating of AA+ and is not included in the table.

On August 5, 2011, S&P lowered its long-term credit rating on the U.S. from AAA to AA+ with a negative outlook. S&P has indicated that its ratings of the FHLBanks and the FHLBank System are constrained by the long-term credit rating of the U.S. On August 8, 2011, S&P downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and ten of the 12 FHLBanks from AAA to AA+. The FHLBanks of Chicago and Seattle were already rated AA+ prior to the U.S. downgrade. The S&P outlook for the FHLBank System's senior unsecured debt and all 12 FHLBanks is negative. S&P's actions did not affect the short-term A-1+ ratings of the FHLBanks and the FHLBank System's short-term debt issues.

On August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. In conjunction with Moody's revision of the U.S. government outlook to negative, Moody's rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

We execute derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's at the time of the transaction, although risk-reducing trades are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 14 — Consolidated Obligations for additional information. See also Note 20 — Commitments and Contingencies for a discussion of assets we have pledged to these counterparties. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Note 13 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans. We classify these items as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Deposits at December 31, 2011 and 2010, include hedging adjustments of $4.0 million and $4.8 million, respectively. The average interest rates paid on average deposits during 2011 and 2010 was 0.03 percent and 0.09 percent, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	December 31, 2011	December 31, 2010
Interest-bearing
Demand and overnight	$600,155	$677,568
Term	22,401	28,882
Other	4,571	4,772
Non-interest-bearing
Other	27,119	34,299
Total deposits	$654,246	$745,521

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million and $26.3 million as of December 31, 2011 and 2010, respectively.

Note 14 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. CO bonds are issued primarily to raise intermediate and long-term funds and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds and have original maturities of up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for our portion of COs (that is, those issued from which we received issuance proceeds), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs of each of the FHLBanks. The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although this has never occurred, to the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank that is primarily liable for such CO, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the COs between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 20 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the 12 FHLBanks' outstanding COs, including COs held by other FHLBanks, were approximately $691.9 billion and $796.4 billion at December 31, 2011 and 2010, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include: cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the COs; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or the Government National Mortgage Association; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

The following sets forth the outstanding CO bonds for which we were primarily liable at December 31, 2011 and 2010, by year of contractual maturity (dollars in thousands):

	December 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$12,825,580	1.27%	$12,400,350	1.13%
Due after one year through two years	7,196,250	2.04	7,873,080	1.90
Due after two years through three years	2,776,845	2.42	6,063,750	2.31
Due after three years through four years	1,964,000	3.20	2,323,845	2.48
Due after four years through five years	1,832,350	2.34	2,434,000	2.94
Thereafter	2,938,350	3.90	3,705,700	4.01
Total par value	29,533,375	2.03%	34,800,725	2.03%
Premiums	179,113		146,434
Discounts	(29,833)		(37,363)
Hedging adjustments	196,805		192,954
Total	$29,879,460		$35,102,750
_______________________

(1)	The CO bonds' weighted-average rate excludes concession fees.

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2011	$14,651,793	$14,652,040	0.01%
December 31, 2010	$18,524,841	$18,526,985	0.11%
_______________________

(1)	The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

COs are issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury, Treasury bills, the prime rate, and others. To meet the expected specific needs of certain investors in COs, both fixed-rate CO bonds and variable-rate CO bonds may contain features, which may result in complex coupon-payment terms and call or put options. When such COs are issued, we may enter into derivatives containing offsetting features that effectively convert the terms of the CO bond to those of a simple variable-rate CO bond or a fixed-rate CO bond.

At December 31, 2011 and 2010, 41.0 percent and 42.5 percent, respectively, of our fixed-rate CO bonds were swapped to a floating rate.

Our CO bonds outstanding at December 31, 2011 and 2010, included (dollars in thousands):

	December 31, 2011	December 31, 2010
Par value of CO bonds
Noncallable and non-putable	$26,535,375	$29,556,725
Callable	2,998,000	5,244,000
Total par value	$29,533,375	$34,800,725

The following is a summary of our participation in CO bonds outstanding at December 31, 2011 and 2010, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	December 31, 2011	December 31, 2010
Due in one year or less	$14,425,580	$17,161,350
Due after one year through two years	7,234,250	7,303,080
Due after two years through three years	2,531,845	5,355,750
Due after three years through four years	1,849,000	1,528,845
Due after four years through five years	1,387,350	1,559,000
Thereafter	2,105,350	1,892,700
Total par value	$29,533,375	$34,800,725
Beyond having fixed-rate or simple variable-rate coupon-payment terms, COs may also have the following terms regarding principal repayment terms:

Optional Principal Redemption CO bonds (callable bonds) that we may redeem in whole or in part at our discretion on predetermined call dates according to the terms of the CO bond offerings.

With respect to interest payments, CO bonds may also have the following terms:

Step-Up CO bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011	December 31, 2010
Par value of CO bonds
Fixed-rate	$25,473,375	$26,980,725
Simple variable-rate	3,350,000	6,600,000
Step-up	710,000	1,220,000
Total par value	$29,533,375	$34,800,725

Concessions on COs. Unamortized concessions were $4.8 million and $8.5 million at December 31, 2011 and 2010, respectively, and are included in other assets on the statement of condition. The amortization of such concessions is included in CO interest expense and totaled $7.0 million, $10.9 million, and $11.9 million in 2011, 2010, and 2009, respectively.

Note 15 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants and below-market-interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCorp. The AHP and REFCorp assessments were calculated simultaneously because of their interdependence on each other. We accrue this expense monthly based on our net earnings. We reduce our AHP liability as we disburse the funds. Calculation of the REFCorp assessment is discussed in Note 16 — Resolution Funding Corporation.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into the Joint Capital Agreement, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCorp assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not to be treated as an assessment and do not reduce our net income. As a result, our AHP contributions as a percentage of pre-assessment earnings has increased because the REFCorp obligation has been fully satisfied.

If we experience a net loss during a quarter, but still have net earnings for the year, our obligation to the AHP would be calculated based on our net earnings for that calendar year. In annual periods where our net earnings are zero or less, our AHP assessment is zero since our required annual contribution is limited to our annual net earnings. If the result of the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year under a Finance Agency regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our AHP expense for 2011 and 2010 was $17.8 million and $11.8 million, respectively. Due to the net loss in 2009, we recorded no AHP expense for that year.

There was no shortfall, as described above, in either 2011, 2010, or 2009. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the Finance Agency for a temporary suspension of its contributions. We did not make such an application in either 2011, 2010, or 2009.

We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $97.9 million and $95.3 million at December 31, 2011 and 2010, respectively.

The following table is a roll-forward of the AHP liability for the years ended December 31, 2011 and 2010 (dollars in thousands):.

	December 31, 2011	December 31, 2010
Balance at beginning of year	$23,138	$23,994
AHP expense for the year	17,812	11,843
AHP direct grant disbursements	(5,775)	(10,125)
AHP subsidy for AHP advance disbursements	(1,371)	(2,895)
Return of previously disbursed grants and subsidies	437	321
Balance at end of year	$34,241	$23,138

Note 16 — Resolution Funding Corporation

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCorp obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 17 — Capital for further discussion.

Prior to the satisfaction of the FHLBanks' REFCorp obligation, each FHLBank was required to pay to REFCorp 20 percent of net income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCorp until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCorp based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. Calculation of the AHP assessment is discussed in Note 15 — Affordable Housing Program.

The following table is a roll-forward of the REFCorp asset (liability) for the years ended December 31, 2011, 2010, and 2009 follows (dollars in thousands):

	2011	2010	2009
Balance at beginning of year	$13,590	$40,236	$40,236
Less: REFCorp assessment expense	11,078	26,646	—
Less: REFCorp assessments refunded, net	2,512	—	—
Balance at end of year	$—	$13,590	$40,236

Note 17 — Capital

We are subject to three capital requirements under our capital structure plan and Finance Agency rules and regulations:

1.               Risk-based capital. We are required to maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with Finance Agency rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital satisfies this risk-based capital requirement. The Finance Agency may require us to maintain a greater amount of permanent capital than is required as defined by the risk-based capital requirements.
2.               Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least 4 percent. Total regulatory capital is the sum of permanent capital, any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.
3.               Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5 percent. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining our compliance with our regulatory capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at December 31, 2011 and 2010 (dollars in thousands):

Risk-Based Capital Requirements	December 31, 2011	December 31, 2010

Permanent capital
Class B capital stock	$3,625,348	$3,664,425
Mandatorily redeemable capital stock	227,429	90,077
Retained earnings	398,097	249,191
Total permanent capital	$4,250,874	$4,003,693
Risk-based capital requirement
Credit-risk capital	$582,879	$636,913
Market-risk capital	91,337	113,226
Operations-risk capital	202,265	225,042
Total risk-based capital requirement	$876,481	$975,181
Excess of risk-based capital requirement	$3,374,393	$3,028,512

	December 31, 2011		December 31, 2010
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$876,481	$4,250,874	$975,181	$4,003,693
Total regulatory capital	$1,998,733	$4,250,874	$2,345,892	$4,003,693
Total capital-to-asset ratio	4.0%	8.5%	4.0%	6.8%

Leverage Ratio
Leverage capital	$2,498,417	$6,376,311	$2,932,365	$6,005,540
Leverage capital-to-assets ratio	5.0%	12.8%	5.0%	10.2%

We are a cooperative whose members and former members own all of our capital stock. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. We have only issued Class B stock and each member is required to purchase Class B stock equal to the sum of 0.35 percent of certain member assets eligible to secure advances under the FHLBank Act, 3.0 percent for overnight advances, 4.0 percent for advances with an original maturity greater than overnight and up to three months, and 4.5 percent for all other advances and other specified assets related to activity between us and the member.

The Gramm-Leach-Bliley Act of 1999, as amended (the GLB Act) made membership voluntary for all members. Members may redeem Class B stock after no sooner than five years' notice provided in accordance with our capital plan (the redemption-notice period). Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set forth in our capital plan before being readmitted to membership in any FHLBank. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

The redemption-notice period can also be triggered by the involuntary termination of membership of a member by our board of directors or by the Finance Agency, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside our district. At the end of the redemption-notice period, if the former member's activity-based stock-investment requirement is greater than zero, we may require the associated remaining obligations to us to be satisfied in full prior to allowing the member to redeem the remaining shares.

Because our Class B shares are redeemable, we can experience a reduction in our capitalization, particularly due to membership terminations due to merger and acquisition activity. However, there are several mitigants to this risk, including, but not limited to, the following:

•
The activity-based portion of the stock-investment requirement allows us to retain stock beyond the redemption-notice period if the associated member-related activity is still outstanding, until the obligations are paid in full.

•	The redemption notice period allows for a significant period in which we can restructure our balance sheet to accommodate a reduction in capital.

•
Our board of directors may modify the membership stock-investment requirement or the activity-based stock-investment requirement, or both, to address expected shortfalls in capitalization due to membership termination.

•	Our board of directors or the Finance Agency may suspend redemptions in the event that such redemptions would cause us not to meet our minimum regulatory capital requirements.

Our board of directors may declare and pay dividends in either cash or capital stock, subject to limitations in applicable law and our capital plan.

Restricted Retained Earnings. The Joint Capital Agreement is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCorp obligation to a separate retained earnings account at that FHLBank.

Each FHLBank had been required to contribute 20 percent of its earnings toward payment of the interest on REFCorp bonds until satisfaction of its REFCorp obligation, as certified by the Finance Agency on August 5, 2011. The Joint Capital Agreement provides that, upon full satisfaction of the REFCorp obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs for the previous quarter. These restricted retained earnings are not available to pay dividends.

We subsequently amended our capital plan to conform our capital plan with the restricted retained earnings allocation requirements of the Joint Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. In accordance with the Joint Capital Agreement, starting in the third quarter of 2011, we contributed 20 percent of our net income to a separate restricted retained earnings account.

As of December 31, 2011, restricted retained earnings totaled $22.9 million.

Mandatorily Redeemable Capital Stock. We will reclassify capital stock subject to redemption from equity to liability once a member exercises a written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statement of operations. If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

At December 31, 2011 and 2010, we had $227.4 million and $90.1 million, respectively, in capital stock subject to mandatory redemption. Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the year ended December 31, 2011, dividends on mandatorily redeemable capital stock of $721,000 were recorded as interest expense. There were no dividends on mandatorily redeemable stock for the years ended December 31, 2010 and 2009.

The following table is a roll-forward of our capital stock that is subject to mandatory redemption during the years ended December 31, 2011, 2010 and 2009 (dollars in thousands).

	2011	2010	2009
Balance, beginning of year	$90,077	$90,896	$93,406
Capital stock subject to mandatory redemption reclassified from equity during the year due to membership terminations	140,821	3,469	10
Capital stock previously subject to mandatory redemption reclassified to equity during the year due to merger into a member institution	—	—	(2,520)
Redemption/repurchase of mandatorily redeemable capital stock	(3,469)	(4,288)	—
Balance at end of year	$227,429	$90,077	$90,896

The number of stockholders holding mandatorily redeemable capital stock was six, five, and seven at December 31, 2011, 2010, and 2009, respectively.

Consistent with our capital plan, we are not required to redeem membership stock until five years after the membership is terminated or we receive notice of withdrawal. Furthermore, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity-based asset no longer outstanding, we may repurchase such shares, in our sole discretion, subject to the statutory and regulatory restrictions on excess capital-stock redemption discussed below. The year of redemption in the following table represents the end of the redemption-notice period. However, as discussed above, if activity to which the capital stock relates remains outstanding beyond the redemption-notice period, the activity-based stock associated with this activity will remain outstanding until the activity no longer remains outstanding. The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at December 31, 2011 and 2010 (dollars in thousands).

	December 31,
Expiry of Redemption Period	2011	2010
2012	$—	$—
2013	86,598	86,598
2014	10	10
2015	—	3,469
2016	140,821	—
Total	$227,429	$90,077

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the redemption-notice period. Our capital plan provides that we will charge the member a cancellation fee equal to 2.0 percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. We will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and such a waiver is consistent with the FHLBank Act.

Excess Capital Stock. Our capital plan provides us with the discretion to repurchase capital stock from a member at par value if that stock is not required by the member to meet its total stock-investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement. We may also allow the member to sell the excess capital stock at par value to another one of our members.

Since December 8, 2008, we have maintained a moratorium on all excess capital stock repurchases to help preserve our capital in the light of the challenges that arose at that time, which were principally due to our investments in private-label MBS. At December 31, 2011 and 2010, members and nonmembers with capital stock outstanding held excess capital stock totaling $2.1 billion and $1.9 billion, representing approximately 55.1 percent and 50.8 percent of total capital stock outstanding, respectively. Finance Agency rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds one percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed one percent of our total assets. At December 31, 2011, we had excess capital stock outstanding totaling 4.3 percent of our total assets. At December 31, 2011, we were in compliance with the Finance Agency's excess capital stock rules.

On March 9, 2012, we conducted a partial repurchase of excess capital stock in the aggregate amount of $250.0 million. Of this amount, $12.6 million was repurchased from mandatorily redeemable capital stock. This was our first such repurchase since the moratorium was established in December 2008 and will be the only such repurchase that we intend to make in 2012.

Statutory and Regulatory Restrictions on Capital-Stock Redemption. In accordance with the GLB Act, our stock is putable by the member. However, there are significant statutory and regulatory restrictions on the obligation or right to redeem outstanding stock, including the following:

•
Our board of directors, or a committee of the board, may decide to suspend redemptions if it reasonably believes that continued redemptions would cause us to fail to meet any of our minimum capital requirements, would prevent us from maintaining adequate capital against potential risks that are not adequately reflected in our minimum capital requirements, or would otherwise prevent us from operating in a safe and sound manner.

•
If, during the period between receipt of a stock-redemption notification from a member and the actual redemption, we become insolvent and are either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market-liquidation process or through negotiation with a merger partner. In either case all senior claims must first be settled, and there are no claims which are subordinated to the rights of FHLBank stockholders.

•	Under the GLB Act, we can only redeem stock investments that exceed the members' total stock investment requirement.

•
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our board of directors shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the Finance Agency.

Additionally, we cannot redeem or repurchase shares of capital stock from any of our members if:

•	following such redemption, we would fail to satisfy our minimum capital requirements;

•
we become undercapitalized or our capital would be insufficient to maintain a classification of adequately capitalized after redeeming or repurchasing shares, except, in this latter case, with the Director of the Finance Agency's permission;

•	either our board of directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital;

•	the principal or interest due on any CO issued through the Office of Finance on which we are the primary obligor has not been paid in full when due;

•	we fail to provide to the Finance Agency a certain quarterly certification required by the Finance Agency's regulations prior to declaring or paying dividends for a quarter;

•
we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations;

•
we notify the Finance Agency that we cannot provide the required certification, project we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations; or

•
we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or negotiate to enter or enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet our current obligations.

In addition to possessing the authority to suspend capital stock redemptions or repurchases, our board of directors also has a statutory obligation to review and adjust member capital stock purchase requirements to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However, a member may be able to reduce its outstanding business with us as an alternative to purchasing additional capital stock.

Capital Classification Determination. We are subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2011. However, pursuant to the Capital Rule, the Finance Agency has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 22, 2011, the Acting Director of the Finance Agency notified us that, based on September 30, 2011, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on December 31, 2011, financial information.

Note 18 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, and operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. We were not required nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2011, 2010, and 2009.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30. The Pentegra Defined Benefit Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. We do not have any collective bargaining agreements in place.

The Pentegra Defined Benefit Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. Accordingly, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2010. For the Pentegra Defined Benefit Plan years ended June 30, 2010 and 2009, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

The following table sets forth our net pension costs and funded status under the Pentegra Defined Benefit Plan (dollars in thousands):

	2011		2010		2009
Net pension cost charged to compensation and benefits expense for the year ended December 31	$3,902		$5,345		$3,521
Pentegra Defined Benefit Plan funded status as of July 1	90.0%	(1)	85.8%	(2)	93.7%
Our funded status as of July 1	86.9%		86.8%		94.0%
______________________

(1)
The funded status as of July 1, 2011 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2011, through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed. This Form 5500 is due to be filed no later than April 2013.

(2)
The funded status as of July 1, 2010 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2010, through March 15, 2011. Contributions made on or before March 15, 2011, and designated for the plan year ended June 30, 2010, will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed. This Form 5500 is due to be filed no later than April 2012.

Qualified Defined Contribution Plan. We also participate in the Pentegra Defined Contribution Plan for Financial
Institutions, a tax-qualified defined contribution plan. The plan covers substantially all officers and employees of the Bank. We contribute a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our matching contributions charged to compensation and benefit expense were $851,000, $816,000, and $868,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors of the Bank. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. We recognized expenses of $89,000, $53,000, and $46,000 for the years ended December 31, 2011, 2010, and 2009, respectively, related to this plan. Our obligation from this plan, was $3.2 million and $2.9 million at December 31, 2011 and 2010, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, unfunded, defined-benefit plan covering certain senior officers, as defined in the plan. We maintain a rabbi trust intended to satisfy future benefit obligations.

Postretirement Benefits. We sponsor a fully insured postretirement benefit program that includes life insurance benefits for eligible retirees. We provide life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees. There are no funded plan assets that have been designated to provide postretirement benefits.

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of December 31, 2011 and 2010 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Change in benefit obligation (1)
Benefit obligation at beginning of year	$3,859	$5,090	$499	$458
Service cost	261	205	25	24
Interest cost	238	221	26	25
Actuarial loss (gain)	1,543	(293)	97	9
Benefits paid	—	(1,364)	(13)	(17)
Benefit obligation at end of year	5,901	3,859	634	499
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	1,364	13	17
Benefits paid	—	(1,364)	(13)	(17)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(5,901)	$(3,859)	$(634)	$(499)
______________________

(1)	This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

Amounts recognized in other liabilities on the statement of condition for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2011 and 2010, were $6.5 million and $4.4 million, respectively.

Amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits as of December 31, 2011 and 2010, were (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2011	2010	2011	2010
Net actuarial loss	$2,362	$960	$185	$90

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $4.9 million and $3.6 million at December 31, 2011 and 2010, respectively.

The following tables present the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost
Service cost	$261	$205	$294	$25	$24	$34
Interest cost	238	221	414	26	25	24
Amortization of prior service cost	—	(17)	(17)	—	—	—
Amortization of net actuarial loss	140	66	80	2	—	5
Loss due to settlement of pension obligation	—	343	1,961	—	—	—
Net periodic benefit cost	639	818	2,732	53	49	63
Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Loss
Amortization of prior service cost	—	17	17	—	—	—
Amortization of net actuarial loss	(140)	(66)	(80)	(2)	—	(5)
Net actuarial loss (gain)	1,543	(293)	(138)	97	9	5
Loss due to settlement of pension obligation	—	(343)	(1,961)	—	—	—
Total recognized in accumulated other comprehensive loss	1,403	(685)	(2,162)	95	9	—
Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$2,042	$133	$570	$148	$58	$63

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost is $295,000 for our nonqualified supplemental defined benefit retirement plan and $10,000 for our postretirement benefits over the next fiscal year.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for our nonqualified supplemental defined benefit retirement plan and postretirement benefits at December 31, 2011 and 2010, were:

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2011	2010	2011	2010
Benefit obligation
Discount rate	4.25%	5.50%	4.45%	5.50%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	5.50%	6.00%	5.50%	6.00%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan as of December 31, 2011, was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan's census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration-based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2011, and solving for the single discount rate that produces the same present value.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2012 other than the payment of benefits.

Estimated future benefit payments for our nonqualified supplemental defined benefit retirement plan and postretirement benefits, reflecting expected future services, for the years ending December 31 are (dollars in thousands):

	Estimated Future Payments
Years	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2012	$119	$14
2013	144	15
2014	179	16
2015	208	17
2016	245	18
2017-2021	1,814	111

Note 19 — Fair Values

The carrying values and fair values of our financial instruments at December 31, 2011 and 2010, were as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$112,094	$112,094	$6,151	$6,151
Interest-bearing deposits	177	177	155	155
Securities purchased under agreements to resell	6,900,000	6,899,645	2,175,000	2,174,965
Federal funds sold	2,270,000	2,269,951	5,585,000	5,584,920
Trading securities	274,164	274,164	5,579,741	5,579,741
Available-for-sale securities	5,280,199	5,280,199	7,335,035	7,335,035
Held-to-maturity securities	6,655,008	6,663,066	6,459,544	6,564,181
Advances	25,194,898	25,718,265	28,034,949	28,334,306
Mortgage loans, net	3,109,223	3,305,265	3,245,954	3,406,467
Accrued interest receivable	116,517	116,517	145,177	145,177
Derivative assets	16,521	16,521	14,818	14,818
Liabilities:
Deposits	(654,246)	(654,094)	(745,521)	(745,276)
COs:
Bonds	(29,879,460)	(30,655,174)	(35,102,750)	(35,519,770)
Discount notes	(14,651,793)	(14,651,926)	(18,524,841)	(18,525,104)
Mandatorily redeemable capital stock	(227,429)	(227,429)	(90,077)	(90,077)
Accrued interest payable	(110,782)	(110,782)	(141,141)	(141,141)
Derivative liabilities	(905,304)	(905,304)	(729,220)	(729,220)
Other:
Commitments to extend credit for advances	—	2,612	—	(1,756)
Standby bond-purchase agreements	—	1,814	—	4,556
Standby letters of credit	(625)	(625)	(891)	(891)

Fair-Value Methodologies and Techniques

We have determined the fair-value amounts above by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at December 31, 2011 and 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Investment Securities. For investment securities other than HFA floating-rate securities, effective December 31, 2011, we refined our method for estimating the fair values for these securities, consistent with the methodology refinements approved by the FHLBanks' MBS Pricing Governance Committee as of this date. While the fair-value methodology prior to December 31, 2011, was based on the median of four third-party vendor prices, if available, the refined methodology is based on the average of the prices from the same four vendors if they are within a cluster pricing tolerance range. A cluster is defined as a group of available vendor prices for a given security that is within a defined price tolerance range of the median vendor price depending on the security type. An outlier is any vendor price that is outside of the defined cluster and is evaluated for reasonableness. The use of the average of available vendor prices within a cluster and the evaluation of reasonableness of outlier prices does not discard available information. In addition, the refined fair value methodology includes a reasonableness review of the final fair values.

At the beginning of the refined pricing process, we request securities prices from four specific third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a median price for each security using a formula that is based on the number of prices received:

•	If four prices are received, the average of the two middle prices is used;

•	if three prices are received, the middle price is used;

•	if two prices are received, the average of the two prices is used; and

•	if one price is received, it is used subject to validation as described below.

Vendor prices that are outside of a defined cluster are identified as outliers and are subject to additional review including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which are deemed to be reflective of all relevant facts and circumstances that a market participant would consider. Such analysis is also applied in those limited instances where no third-party vendor price or only one third-party vendor price is available in order to arrive at an estimated fair value. If the analysis confirms that an outlier (or outliers) is (are) not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then the average of the vendor prices within the tolerance threshold of the median price is used as the final price. If, on the other hand, an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As an additional step, we reviewed the final fair-value estimates of our private-label MBS holdings as of December 31, 2011, for reasonableness using an implied yield test. We calculated an implied yield for each of our private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our OTTI process. This yield was compared to the implied yield for comparable securities according to price information from dealers and other third-party sources. Significant variances or inconsistencies were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair-value estimate was appropriate.

Investment Securities – HFA Floating-Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

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

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. We do not account for credit risk in determining the fair value of our advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. We have the ability to establish a blanket lien on all financial assets of most members, and in the case of federally insured depository institutions, our lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

Mortgage Loans. The fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loan pools available in the market or modeled prices adjusted for factors specific to our mortgage loans including, but not limited to, differences in coupon, average loan rate, seasoning, and cash-flow remittance between our mortgage loans and the MBS. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates could have a material effect on the fair value. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

REO. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the MPF loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.

Accrued Interest Receivable and Payable. The fair value is the recorded book value.

Derivative Assets/Liabilities – Interest-Rate-Exchange Agreements. We base the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair-value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The fair values are netted by counterparty, including cash collateral received from or delivered to the counterparty, where an offset right exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We enter into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A by S&P and Moody's. We maintain master-netting agreements, which include bilateral collateral agreements, to reduce our exposure from counterparty defaults. These bilateral-collateral agreements require credit exposures beyond a defined threshold amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to us.

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

Deposits. The fair value of a majority of deposits are equal to their carrying value because the deposits are primarily overnight or due on demand. We determine the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

COs. We estimate fair values based on the cost of issuing comparable term debt, excluding non-interest selling costs. Fair values of COs without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance (the FHLBanks' agent that issues and services COs). Fair values of COs with embedded options are determined based on internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally at par. Capital stock can only be acquired by our members at par value and redeemed at par value. Our capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

Commitments. The fair value of our standby bond-purchase agreements is based on the present value of the estimated fees we receive for providing these agreements, taking into account the remaining terms of such agreements. For fixed-rate advance commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

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

Fair-Value Hierarchy. We record trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

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

Outlined below is the application of the fair-value hierarchy to our financial assets and financial liabilities that are carried at fair value.

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

Level 3                     Defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair-value measurement. Unobservable inputs are supported by little or no market activity and reflect our own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include certain private-label MBS.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to the models.

Fair Value Measured on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at December 31, 2011 and 2010, by fair-value hierarchy level (dollars in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$18,880	$—	$—	$18,880
GSEs – residential MBS	—	6,663	—	—	6,663
GSEs – commercial MBS	—	248,621	—	—	248,621
Total trading securities	—	274,164	—	—	274,164
Available-for-sale securities:
Supranational institutions	—	469,242	—	—	469,242
Corporate bonds (2)	—	564,312	—	—	564,312
U.S. government-owned corporations	—	284,844	—	—	284,844
GSEs	—	2,782,421	—	—	2,782,421
U.S. government guaranteed – residential MBS	—	91,228	—	—	91,228
GSEs – residential MBS	—	984,808	—	—	984,808
GSEs – commercial MBS	—	103,344	—	—	103,344
Total available-for-sale securities	—	5,280,199	—	—	5,280,199
Derivative assets:
Interest-rate-exchange agreements	—	229,877	—	(213,484)	16,393
Mortgage delivery commitments	—	128	—	—	128
Total derivative assets	—	230,005	—	(213,484)	16,521
Total assets at fair value	$—	$5,784,368	$—	$(213,484)	$5,570,884
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,098,547)	$—	$193,243	$(905,304)
Total liabilities at fair value	$—	$(1,098,547)	$—	$193,243	$(905,304)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2011, totaled $20.2 million.

(2)	These securities are corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

	December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
Certificates of deposit	$—	$5,319,921	$—	$—	$5,319,921
U.S. government-guaranteed – residential MBS	—	21,366	—	—	21,366
GSEs – residential MBS	—	8,438	—	—	8,438
GSEs – commercial MBS	—	230,016	—	—	230,016
Total trading securities	—	5,579,741	—	—	5,579,741
Available-for-sale securities:
Supranational institutions	—	400,670	—	—	400,670
Corporate bonds (2)	—	1,174,801	—	—	1,174,801
U.S. government corporations	—	238,201	—	—	238,201
GSEs	—	3,518,458	—	—	3,518,458
U.S. government guaranteed – residential MBS	—	167,201	—	—	167,201
GSEs – residential MBS	—	1,582,947	—	—	1,582,947
GSEs – commercial MBS	—	252,757	—	—	252,757
Total available-for-sale securities	—	7,335,035	—	—	7,335,035
Derivative assets:
Interest-rate-exchange agreements	—	261,032	—	(246,269)	14,763
Mortgage delivery commitments	—	55	—	—	55
Total derivative assets	—	261,087	—	(246,269)	14,818
Total assets at fair value	$—	$13,175,863	$—	$(246,269)	$12,929,594
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(968,526)	$—	$239,548	$(728,978)
Mortgage delivery commitments	—	(242)	—	—	(242)
Total derivative liabilities	—	(968,768)	—	239,548	(729,220)
Total liabilities at fair value	$—	$(968,768)	$—	$239,548	$(729,220)
_______________________

(1)
These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of December 31, 2010, totaled $6.7 million.

(2)	These securities are corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

For instruments carried at fair value, we review the fair-value hierarchy classifications each quarter. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities, and those reclassifications will be reported as a transfer between levels at fair value in the quarter in which the change occurs. Transfers between levels will be reported as of the beginning of the period; however we did not have any transfers between levels during the year ended December 31, 2011.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity investment securities and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances (for example, upon recognizing an other-than-temporary impairment on a held-to-maturity security).

The following tables present the fair value of financial assets by level within the fair-value hierarchy that are recorded on a nonrecurring basis at December 31, 2011 and 2010 (dollars in thousands).

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$148,952	$148,952
REO	—	—	905	905

Total nonrecurring assets at fair value	$—	$—	$149,857	$149,857

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$119,433	$119,433
REO	—	—	1,071	1,071

Total nonrecurring assets at fair value	$—	$—	$120,504	$120,504

Significant Inputs of Recurring and Nonrecurring Fair-Value Measurements

The following represents the significant inputs used to determine fair value of those instruments carried on the balance sheet at fair value that are classified as Level 2 or Level 3 within the fair-value hierarchy. The descriptions below do not differentiate between recurring and nonrecurring fair-value measurements and should be read in conjunction with the fair-value methodology disclosures for all financial instruments provided above.

Investment Securities. As described above, our valuation technique for investment securities carried at fair value incorporates prices from up to four designated third-party pricing vendors when available, consistent with the method agreed upon by the FHLBanks. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our investment securities using a formula that is based upon the number of prices received.

The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison with the prices for similar securities and/or to nonbinding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of December 31, 2011, four vendor prices were received for 90 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of December 31, 2011, fell within Level 3 of the fair-value hierarchy.

REO. The fair value of REO is derived from third-party valuations of the property.

Derivative Assets/Liabilities. Fair value of derivatives is generally determined using discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate-exchange agreements:

•	LIBOR swap curve; and

•	Market-based expectations of future interest-rate volatility implied from current market prices for similar options for agreements containing options.

Mortgage delivery commitments:

•	MBS TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

We generally use a midmarket pricing convention as a practical expedient for fair-value measurements within a bid-ask spread. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

Note 20 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The Finance Agency has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2011, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2011 and 2010. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled approximately $647.7 billion and $743.0 billion at December 31, 2011 and 2010, respectively. See Note 14 — COs for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011			December 31, 2010
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$832,140	$402,932	$1,235,072	$821,443	$693,309	$1,514,752
Commitments for standby bond purchases	—	191,065	191,065	239,000	315,115	554,115
Commitments for unused lines of credit - advances (2)	1,287,084	—	1,287,084	1,335,113	—	1,335,113
Commitments to make additional advances	26,264	54,281	80,545	43,333	63,766	107,099
Commitments to invest in mortgage loans	17,734	—	17,734	28,217	—	28,217
Unsettled CO bonds, at par (3)	165,300	—	165,300	34,500	—	34,500
Unsettled CO discount notes, at par	—	—	—	29,400	—	29,400
__________________________

(1)	This row excludes commitments to issue standby letters of credit that expire within one year totaling $21.1 million as of December 31, 2011.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3)
We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2011. No unsettled CO bonds were hedged with associated interest-rate-exchange agreements at December 31, 2010.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we (for a fee) agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from two months to 20 years, with a final expiration in 2024. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $625,000 and $891,000 at December 31, 2011 and 2010, respectively.

We monitor the creditworthiness of our members and housing associates that have standby letter of credit agreements outstanding based on our evaluations of the financial condition of the member or housing associate. We review available financial data, which can include regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, we have access to most members' regulatory examination reports. We analyze this information on a regular basis.

Standby letters of credit are fully collateralized at the time of issuance. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with state housing authorities whereby we, for a fee, agree to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The standby bond-purchase commitments we entered into expire between one and three years following the start of the commitment, currently no later than 2013. At December 31, 2011, we had standby bond purchase agreements with one state housing authority. At December 31, 2010, we had standby bond purchase agreements with two state housing authorities. During the years ended December 31, 2011 and 2010, we were not required to purchase any bonds under these agreements.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All derivatives are subject to master-netting agreements which include bilateral-collateral agreements. Derivatives with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of December 31, 2011 and 2010, we had pledged as collateral securities with a carrying value, including accrued interest, of $765.7 million and $397.2 million, respectively, to counterparties that have credit-risk exposure to us related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Lease Commitments. We charged to operating expense net rental costs of approximately $3.4 million, $3.8 million, and $3.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Future minimum rentals at December 31, 2011, were as follows (dollars in thousands):

Premises
2012	$2,551
2013	2,359
2014	2,321
2015	2,321
2016	2,321
Thereafter	17,541
Total	$29,414

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. We do not expect any such increases to have a material effect on us.

Legal Proceedings

As previously reported, on September 15, 2008, Lehman Brothers Holdings Inc., the parent company of Lehman Brothers

Special Financing Inc. (LBSF) and a guarantor of LBSF's obligations, announced it had filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court. This filing precipitated the termination of our derivative transactions with LBSF, and in connection with those terminations, we calculated the net amount we owed LBSF to be approximately $14.0 million. After netting against the fair value of collateral that had been pledged to LBSF in connection with those transactions, we made a payment to LBSF of approximately $6.9 million.

On October 29, 2010, we received a Derivatives Alternative Dispute Resolution Notice from LBSF making a demand on us for approximately $10.1 million including approximately $2.6 million in interest calculated at a default rate based on LBSF's view of how the settlement amount should have been calculated. On July 11, 2011, we entered into an agreement with LBSF to settle this claim for substantially less than the demanded amount. The settlement amount was not material to the financial statements.

We are subject to various other pending legal proceedings arising in the normal course of business. We do not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition, results of operations, or cash flows.

Other commitments and contingencies are discussed in Note 9 — Advances, Note 12 — Derivatives and Hedging Activities, Note 14 — Consolidated Obligations, Note 15 — Affordable Housing Program, Note 16 — Resolution Funding Corporation, Note 17 — Capital, and Note 18 — Employee Retirement Plans.

Note 21 — Transactions with Related Parties

We are a cooperative whose members own our capital stock and may receive dividends on their investment in our capital stock. In addition, certain former members and nonmembers that still have outstanding transactions with us are also required to maintain their investment in our capital stock until the transactions mature or are paid off. All advances are issued to members or housing associates, and mortgage loans held for portfolio are generally acquired from members. We also maintain demand-deposit accounts for members and housing associates primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between us and the member or housing associate. In instances where the member has an officer who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members. We define related parties as those members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding.

The following table presents member holdings of 10 percent or more of total capital stock outstanding at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$1,084,710	28.2%	$1,084,710	28.9%
RBS Citizens N.A.	515,748	13.4	515,748	13.7
_________________________

(1)	Capital stock outstanding at both December 31, 2011 and 2010, includes $2.2 million held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents outstanding advances to related parties and total accrued interest receivable from those advances as of December 31, 2011 and 2010 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of December 31, 2011
RBS Citizens N.A.	$4,620,022	18.8%	$335	0.7%
Bank of America Rhode Island, N.A.	96,261	0.4	454	1.0
As of December 31, 2010
RBS Citizens N.A.	$4,132,514	15.1%	$901	1.4%
Bank of America Rhode Island, N.A.	2,586,906	9.4	8,962	13.7

The following table presents an analysis of advances activity with related parties for the year ended December 31, 2011 (dollars in thousands):

		For the Year Ended December 31, 2011
	Balance at December 31, 2010	Disbursements to Members	Payments from Members	Balance at December 31, 2011
RBS Citizens N.A.	$4,132,514	$9,050,000	$(8,562,492)	$4,620,022
Bank of America Rhode Island, N.A.	2,586,906	13,159	(2,503,804)	96,261

We held sufficient collateral to cover the advances to the above institutions such that we do not expect to incur any credit losses on these advances.

We recognized interest income on outstanding advances from the above members during the years ended December 31, 2011, 2010, and 2009, as follows (dollars in thousands):

	2011	2010	2009
Bank of America Rhode Island, N.A.	$13,057	$27,593	$97,068
RBS Citizens N.A.	11,482	26,748	50,278

During 2011, we received prepayment fees of $292,000 from Bank of America Rhode Island, N.A. The corresponding principal amount prepaid to us during 2011 was $500.0 million. We did not receive any prepayment fees from Bank of America Rhode Island, N.A. during 2010 and 2009.

We did not receive any prepayment fees from RBS Citizens N.A. during 2011 and 2009. During 2010, we received prepayment fees of $327,000 from RBS Citizens N.A. The corresponding principal amount prepaid to us during 2010 was $2.5 billion.

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at December 31, 2011 and 2010 (dollars in thousands):

			December 31, 2011		December 31, 2010
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$973,750	4.7%	$1,377,805	5.8%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	96,300	0.5	149,300	0.6
_________________________

(1)	The percent of total derivatives outstanding is based on the stated notional amount of all derivative contracts outstanding.

Note 22 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations.

Interest income from loans to other FHLBanks during the years ended December 31, 2011, 2010, and 2009, is shown in the following table by FHLBank (dollars in thousands):

Interest Income from Loans to Other FHLBanks	2011	2010	2009
FHLBank of Indianapolis	$—	$—	$2
FHLBank of San Francisco	1	1	—
Total	$1	$1	$2

Interest expense on borrowings from other FHLBanks for the years ended December 31, 2011, 2010, and 2009, is shown in the following table, by FHLBank (dollars in thousands):

Interest Expense on Borrowings from Other FHLBanks	2011	2010	2009
FHLBank of Cincinnati	$2	$5	$12
FHLBank of Dallas	—	—	1
FHLBank of New York	—	—	2
FHLBank of San Francisco	—	6	150
FHLBank of Topeka	1	—	—
Total	$3	$11	$165

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of MPF loans in which we invested after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $1.1 million in MPF transaction-services fee expense to the FHLBank of Chicago during each of the years ended December 31, 2011, 2010, and 2009, which has been recorded in the statement of operations as other expense.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. There were no transfers of COs between us and other FHLBanks during the years ended December 31, 2011 and 2009. During the year ended December 31, 2010, we assumed debt obligations with a par amount of $620.0 million and a fair value of approximately $653.4 million on the day they were assumed, which had been the obligations of other FHLBanks.

Note 23 — Subsequent Events

On February 21, 2012, the board of directors declared a cash dividend at an annualized rate of 0.49 percent based on capital stock balances outstanding during the fourth quarter of 2011. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $4.7 million and was paid on March 2, 2012.

On March 9, 2012, we conducted a partial repurchase of excess capital stock in the aggregate amount of $250.0 million. Of this amount, $12.6 million was repurchased from mandatorily redeemable capital stock.

Supplementary Financial Data

Supplementary financial data for the years ended December 31, 2011 and 2010, are included in the following tables. The following unaudited results of operations include, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for each quarterly period presented below.

2011 Quarterly Results of Operations – Unaudited (dollars in thousands)
	2011 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$186,526	$191,071	$194,909	$192,483
Total interest expense	104,500	110,661	118,320	125,532
Net interest income before provision for credit losses	82,026	80,410	76,589	66,951
Provision for (reduction of) credit losses	627	—	(1,509)	51
Net interest income after provision for credit losses	81,399	80,410	78,098	66,900
Net impairment losses on investment securities recognized in income	(3,479)	(7,210)	(35,794)	(30,584)
Other income (loss)	10,001	(1,659)	5,007	10,492
Non-interest expense	15,994	15,982	17,803	15,320
Income before assessments	71,927	55,559	29,508	31,488
Assessments	7,220	5,573	7,732	8,365
Net income	$64,707	$49,986	$21,776	$23,123

2010 Quarterly Results of Operations – Unaudited (dollars in thousands)
	2010 – Quarter Ended
	December 31	September 30	June 30	March 31
Total interest income	$215,462	$222,789	$220,812	$211,450
Total interest expense	135,979	147,469	146,403	143,079
Net interest income before provision for credit losses	79,483	75,320	74,409	68,371
Provision for credit losses	5,813	453	4	431
Net interest income after provision for credit losses	73,670	74,867	74,405	67,940
Net impairment losses on investment securities recognized in income	(25,620)	(5,876)	(30,443)	(22,823)
Other income (loss)	863	1,219	(4,088)	524
Non-interest expense	16,761	13,944	14,389	14,470
Income before assessments	32,152	56,266	25,485	31,171
Assessments	8,530	14,928	6,761	8,270
Net income	$23,622	$41,338	$18,724	$22,901

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of the end of the period covered by this report. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Management's Report on Internal Control over Financial Reporting

The management of the Federal Home Loan Bank of Boston is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2011, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

Additionally, our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of industry directors elected by our members on a state-by-state basis (member directors) and independent directors elected by a plurality of all our members (independent directors). Our board of directors is currently constituted of nine member directors and seven independent directors, and two of the independent directors are public interest directors.

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

•
the member directorships among the states in each FHLBank's district based on the number of shares of FHLBank stock required to be held by members in each state, subject to any state statutory minimum. For us, the only state statutory minimum is for Massachusetts, which is three member directorships.

If, during a director's term of office, the Director of the Finance Agency eliminates the directorship to which he or she has been elected or, for member directorships, redesignates such directorship to another state, the director's term will end as of December 31 of the year in which the Director of the Finance Agency takes such action.

Based on the requirements of the Election Regulation, the Director of the Finance Agency allocated our member directorships among the six New England states that comprise our district for each of 2011 and 2012 as follows:

	Number of Member Directorships
State	2012	2011
Connecticut	1	1
Maine	1	1
Massachusetts	3	3
New Hampshire	1	1
Rhode Island	2	2
Vermont	1	1
Total	9	9

The elections for the member directorships for 2012 were held in the fourth quarter of 2011 and involved elections for one Massachusetts and one Maine member directorship and two independent directorships. See — 2011 Director Elections below for additional information.

Director Requirements

Board of director elections are conducted in accordance with the FHLBank Act, HERA, regulations issued under each of the foregoing, including the Election Regulation, and our governance documents. In accordance with such statutes and regulations:

•	each director is required to be a U.S. citizen;

•	no director may be a member of our management;

•	each director is elected for a four-year term; and

•	each director is subject to a term limit maximum of three consecutive terms.

Additional requirements are applicable to member directors, independent directors, and nominees for each as set forth in the following two sections. Apart from such additional requirements, however, FHLBanks are not permitted to establish additional eligibility criteria for directorships.

The Election Regulation provides for members to elect directors by ballot, rather than by voting at a meeting. As a result, we do not solicit proxies, and members are not permitted to solicit or use proxies to cast their votes in the election. A member may not split its votes among multiple nominees for a single directorship. There are no family relationships between any current director (or any of the nominees from the most recent election), any executive officer, and any proposed executive officer. No director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Member Director and Member Director Nominee Requirements and Nominations

Candidates for member directorships in a particular state are nominated by members in that state. Each member that is required to hold stock as of the record date, which is December 31 of the year prior to each election (the record date), may nominate and vote for representatives from members in its respective state for open member directorships. FHLBank boards of directors are not permitted to nominate or elect member directors, although they may elect a director to fill a vacant directorship. Further, the Election Regulation provides that no director, officer, employee, attorney, or agent, other than in a personal capacity, may support the nomination or election of a particular individual for a member directorship. In addition to the requirements applicable to all directors, each member director and each nominee for member directorships must be an officer or director of a member that is in compliance with the minimum capital requirements established by its regulator.

Because of the foregoing requirements for member director nominations and elections, we do not know what factors our members considered in nominating candidates for member directorships or in voting to elect our member directors. However, when our board of directors has a vacancy, Finance Agency regulations require the remaining directors to elect a director to fill the vacancy and, in those instances, we can know what was considered in electing such directors. One of our current member directors, John F. Treanor, was elected by the board of directors on December 17, 2010, to fill the remainder of a vacant Rhode Island member directorship created by a resignation on October 25, 2010. Mr. Treanor was nominated and elected to fill the vacancy based on his satisfaction of the requirements for the member directorship, his long and varied experience in the New England banking industry, personal knowledge of Mr. Treanor by several members of the board and management, his longtime support of and interest in the FHLBank System, and his position as a director and former president of one of our largest Rhode Island members.

Independent Director and Independent Director Nominee Requirements and Nominations

Independent directors are nominated by our board of directors. In addition to the requirements applicable to all directors, each independent director is required to be a bona fide resident of our district, and no independent director may serve as an officer, employee, or director of any of our members or other recipient of advances from us. At least two of the independent directors must be public interest directors. Public interest directors, as defined by Finance Agency regulations, are independent directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. Pursuant to Finance Agency regulations, each independent director must either satisfy the requirements to be a public interest director or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk-management practices, and the law.

Our members are permitted to identify candidates to be considered for inclusion on the nominee slate for independent directorship. We are required to submit potential nominees for independent directorships to the Finance Agency prior to nomination for the Finance Agency's review. In addition, our board of directors is required by Finance Agency regulations to consult with our Advisory Council in establishing the independent director nominee slate. For information on the Advisory Council, see Item 1 — Business — Business Lines — Targeted Finance Programs. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. Our board of directors has made these determinations for each nominee for independent directorships. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In 2008, our board of directors selected:

•	Andrew J. Calamare as an independent director nominee based on his business experience and involvement in multiple boards of directors that represent consumer or community interests; and

•
Jay F. Malcynsky as an independent director nominee based on his government-relations and political-consulting experience as well as his involvement in multiple boards of directors of charitable organizations.

In 2009, the board of directors selected:

•	John H. Goldsmith as an independent director nominee based on his experience in the securities and investment businesses; and

•
Cornelius K. Hurley as an independent director nominee based on his legal and banking experience, having served as general counsel of a large regional bank, and as director of the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts.

In 2010, our board of directors selected:

•
Joan Carty to serve as a public interest director based on her experience serving as president and chief executive officer of the Housing Development Fund, a Stamford, Connecticut-based CDFI that finances multi-family housing, lends directly to low-and moderate-income households for first-time purchases, and provides homeownership counseling, home buyer education, and foreclosure-intervention counseling;

•
Patrick E. Clancy to serve as a public interest director based on his experience serving as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed over 25,000 affordable housing units over the past 40 years; and

•
Emil J. Ragones to serve as an independent director based on his experience as a former partner at Ernst & Young specializing in information technology audit and controls and related experience in implementing business strategies for financial systems, incorporating or improving information technology and financial controls, addressing regulatory examination findings surrounding information technology and financial controls, and reviewing governance matters applicable to information technology.

In 2011, our board of directors selected Messrs. Goldsmith and Ragones in each case based on their same experiences as noted above for 2008 and 2010, respectively, as well as each of their experiences gained from serving on and contributions to our board of directors.

Additional information on the backgrounds of our directors, including these independent directors is available under — Information Regarding Current Directors.

2011 Director Elections

For the election of both member and independent directors, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. For independent directors, unless the board of directors nominates more persons than there are independent directorships to be filled in an election, the candidates must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If no nominee receives at least 20 percent of the eligible votes, the Election Regulation requires us to identify additional nominees and conduct additional elections until the directorship is filled.

The nomination and election of directors was conducted by mail, as contemplated by the Election Regulation. No in-person meeting of the members was held in connection with the election. Information about the results of the election was reported on a current report on Form 8-K filed with the SEC on October 21, 2011, as supplemented by Form 8-K/As filed with SEC on December 22, 2011, and January 30, 2012.

Information Regarding Current Directors

The term for each director position is four years unless a shorter term is assigned to a director position by the Finance Agency to implement staggering of the expiration dates of the terms, as is the case for Director Lavoie who was elected for a three-year term in the 2010 director election. None of our directors serve as an executive officer of the Bank.

Member Directors

The nine member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Steven A. Closson, age 62, serves as a director of Androscoggin Savings Bank, located in Lewiston, Maine. Mr. Closson joined Androscoggin Savings Bank as a senior vice president and treasurer in 1987 and was promoted to president and chief executive officer and elected to Androscoggin Savings Bank's board of directors in 1991. He retired from that position on December 31, 2011. Mr. Closson has served as a director of HeadInvest, LLC, a registered investment advisor, since April 2006. Mr. Closson has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2015.

Peter F. Crosby, age 61, serves as president, chief executive officer, and trustee of Passumpsic Savings Bank and president, chief executive officer, and director of Passumpsic Bancorp, each located in St. Johnsbury, Vermont. Mr. Crosby has served as president and chief executive officer of each of Passumpsic Savings Bank and Passumpsic Bancorp, each located in St. Johnsbury, Vermont, since 1999. Mr. Crosby has also served as trustee of Passumpsic Savings Bank and director of Passumpsic Bancorp since 2003. Mr. Crosby began serving at those institutions in 1973. Mr. Crosby has served as a director of the Bank since January 1, 2005, and his current term as a director will conclude on December 31, 2014.

Stephen G. Crowe, age 61, has served as president and chief executive officer of MountainOne Financial Partners, the holding company for Williamstown Savings Bank, Hoosac Bank, and South Coastal Bank, since 2002. Mr. Crowe served as president and chief executive officer of Williamstown Savings Bank from 1994 to 2009 and president and chief executive officer of Hoosac Bank from 2002 to 2009. Mr. Crowe is also a director of each of the foregoing banks, as well as a director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. Mr. Crowe also presently serves as a treasurer of the American Bankers Association and chairman of the board of trustees for the Massachusetts College of Liberal Arts. Mr. Crowe's service as a director of the Bank began on January 1, 2012 and his current term as a director will conclude on December 31, 2015.

A. James Lavoie, age 65, has served as trustee of Middlesex Savings Bank, located in Natick, Massachusetts, since 1996. Mr. Lavoie retired from Middlesex Savings Bank after a 32-year career where he had most recently served as chairman, president, and chief executive officer from 1996 to 2007. Mr. Lavoie also serves as a director of The Savings Bank Life Insurance Company of Massachusetts, which is also a Bank member. He is the former chair of the Massachusetts Bankers Association and served on the board of the American Bankers Association where he was also chair of the Government Relations Council. He also served for three years as chairman of the Depositors Insurance Fund. Mr. Lavoie has served as a director of the Bank since January 1, 2008, and his current term as a director will conclude on December 31, 2013.

Mark E. Macomber, age 65, serves as a director of Litchfield Bancorp, located in Litchfield, Connecticut. He also serves as a nonvoting, emeritus director of Connecticut Mutual Holding Company, the mutual holding company for Litchfield Bancorp, Northwest Community Bank, and Collinsville Savings Society. Mr. Macomber served as president and chief executive officer of Litchfield Bancorp from March 1994 through December 31, 2011. In addition, Mr. Macomber served as chairman of America's Community Bankers (ACB) from October 2006 through November 2007, and served as director, co-chairman of the nominating committee, and member of the executive committee of the American Bankers Association, which was merged with ACB effective December 1, 2007. Mr. Macomber has served as a director of the Bank since April 16, 2004, and his current term as a director will conclude on December 31, 2013.

Kevin M. McCarthy, age 64, has served as president and chief executive officer of Newport Federal Savings Bank, located in Newport, Rhode Island, since 1993 and has served as a director of Newport Bancorp, Inc., Newport Federal Savings Bank's holding company, since its formation in 2006. Mr. McCarthy has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2012.

Jan A. Miller (Chair), age 61, has served as president and trustee of Eastern Bank Corporation and executive vice president of Eastern Bank since November 2010. Both Eastern Bank Corporation and Eastern Bank are located in Boston, Massachusetts. Prior to serving in those positions, Mr. Miller served as president, chief executive officer, and director of Wainwright Bank & Trust Company, located in Boston, Massachusetts, since 1997. Prior to joining Wainwright Bank in 1994, Mr. Miller spent 19 years in various senior management positions at Shawmut Bank, N.A. Mr. Miller is a director of Legal Sea Foods, LLC. Mr. Miller is a past chairman of the Massachusetts Bankers Association, a member of the American Bankers Association Government Relations Council, and a member of the FDIC Advisory Committee on Community Banking, and has served in various other leadership positions in banking and community organizations throughout his career. Mr. Miller has served as a director of the Bank since January 1, 2004, and his current term as a director will conclude on December 31, 2013.

John F. Treanor, age 64, has served as a director of The Washington Trust Company, located in Westerly, Rhode Island, since 2001. Prior to serving in that role, Mr. Treanor served as president and chief operating officer at The Washington Trust Company for 10 years prior to his retirement in October 2009. Prior positions included executive vice president, chief financial officer, and chief operating officer of Springfield Institution for Savings in Springfield, Massachusetts (1994-1999); executive vice president, treasurer, and chief financial officer of Sterling Bancshares Corporation in Waltham, Massachusetts (1991-1994); and various management positions at Shawmut National Corporation in Boston, Massachusetts and Hartford, Connecticut (1969-1991). Mr. Treanor also serves on the board of directors of The Beacon Mutual Insurance Company. Mr. Treanor has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2012.

Kenneth A. Wilman Jr., age 50, has served as president and chief executive officer and a director of Profile Bank, FSB, located in Rochester, New Hampshire since October 2002. Prior to his current position, Mr. Wilman served as vice president of lending from August 1992 until September 2002. Prior to that, he was employed at the Office of Thrift Supervision serving as a Federal Bank Examiner from 1990 until 1992. Mr. Wilman has served as a director of the Bank since January 1, 2011, and his current term will conclude on December 31, 2014.

Independent Directors

The seven independent directors currently serving on the board provided the following information about their principal occupation, business experience, and other matters.

Andrew J. Calamare, age 56, has served as executive vice president of The Co-operative Central Bank, located in Boston Massachusetts, since January 2011. Prior to his current position, Mr. Calamare served as president and chief executive officer of the Life Insurance Association of Massachusetts since 2000. Prior to that position, Mr. Calamare served as of counsel with the law firm Quinn and Morris, as special counsel to the Rhode Island General Assembly, and as Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Calamare has served as a director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2012.

Joan Carty, age 60, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She has also served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current term as a director will conclude on December 31, 2014.

Patrick E. Clancy, age 65, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2014.

John H. Goldsmith, age 70, has served as an advisor to, and on the board of directors of, Capitol Securities Management, Inc., since August 2010. Mr. Goldsmith also serves on the board of directors of Quodd Financial Information Services. Prior to his current role, Mr. Goldsmith served as a partner of The Roseview Group, a Boston, Massachusetts-based banking and advisory firm, from April 2003 until August 2010. Prior to 2003, Mr. Goldsmith served as chairman and chief executive officer of Tucker Anthony Sutro, and as chairman and chief executive officer of Prescott, Ball and Turbin, a Cleveland, Ohio-based regional financial services firm. Mr. Goldsmith has served as a director of the Bank since March 30, 2007, and his current term as a director will conclude on December 31, 2015.

Cornelius K. Hurley, age 66, has served as director of the Boston University Center for Finance, Law & Policy, the successor to the Morin Center for Banking and Financial Law at Boston University School of Law, in Boston, Massachusetts since 2005. Prof. Hurley also serves as a director of Computershare Trust Company, N.A., located in Canton, Massachusetts, a wholly-owned subsidiary of Computershare, Ltd. Prior to serving as director of the Morin Center, Prof. Hurley served as managing director of The Secura Group from 1990 to 1997, and as general counsel and director of human resources of Shawmut National Corporation and its predecessor companies from 1981 to 1990. He also previously served as assistant general counsel to the Board of Governors of the Federal Reserve System. Prof. Hurley was previously appointed as a director of the Bank on March 30, 2007, for a term that expired on December 31, 2008. Prof. Hurley was reappointed as a director of the Bank on April 16, 2009, to fill an open vacancy on the board, and his current term will conclude on December 31, 2013.

Jay F. Malcynsky (Vice Chair), age 58, has served as president and managing partner of Gaffney, Bennett and Associates, Inc., a Connecticut-based corporation specializing in government relations and political consulting since 1984. Mr. Malcynsky is also a practicing lawyer in Connecticut and Washington D.C., specializing in administrative law and regulatory compliance. Mr. Malcynsky previously served as a director of the Bank from 2002 to 2004. Mr. Malcynsky was reappointed as a director on March 30, 2007, and his current term as a director will conclude on December 31, 2012.

Emil J. Ragones, age 65, has served since 2008 as executive in residence at Accounting Management Solutions, Inc., a company located in Boston, Massachusetts providing accounting and financial management services. Prior to his current position, Mr. Ragones served as partner at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including to financial services clients. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's national professional practice. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current term will conclude on December 31, 2015.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Directors Calamare (chair), Ragones (vice chair), Crowe, Lavoie, Treanor, and Miller (ex officio). The board has determined that Director Ragones is the "audit committee financial expert" within the meaning of the SEC rules. Mr. Ragones is not an auditor or accountant for us, does not perform fieldwork, and is not a Bank employee. In accordance with the SEC's safe harbor relating to audit committee financial experts, a person designated or identified as an audit committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Mr. Ragones’ independence.

Report of the Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of our financial reporting, (2) the establishment of an adequate administrative, operating, and internal accounting control system, (3) our compliance with legal and regulatory requirements, (4) the independent registered public accounting firm's independence, qualifications, and performance, (5) the independence and performance of our internal audit function, and (6) our compliance with internal policies and procedures. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows.

Management is responsible for the Bank's internal controls and the financial reporting process. PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm, is responsible for performing an independent audit of the financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board (PCAOB). The Bank's internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of the Director of Internal Audit, who is accountable to the Audit Committee. The Audit Committee acts in an oversight role with the responsibility to monitor and oversee these processes.

The Audit Committee has reviewed and discussed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles used, the reasonableness of significant accounting judgments and estimates, and the clarity of disclosures in the financial statements. In addressing the quality of management's accounting judgments, members of the Audit Committee asked for representations and reviewed certifications prepared by the chief executive officer and chief financial officer that the audited financial statements present, in all material respects, the financial condition and results of operations, and have expressed to both management and PwC their general preference for conservative policies when a range of accounting options is available. In meeting with PwC, the Audit Committee asked them to address and discuss their responses to several questions that the Audit Committee believes are particularly relevant to its oversight. These questions include:

•
Are there significant judgments or estimates made by management in preparing the financial statements that would have been made differently had PwC themselves prepared and been responsible for the financial statements?

•
Based on PwC's experience, and their knowledge of the Bank, do the financial statements present fairly, with clarity and completeness, the Bank's financial position and performance for the reporting period in accordance with GAAP and SEC disclosure requirements?

•	Based on PwC's experience, and their knowledge of the Bank, has the Bank implemented internal controls and internal audit procedures that are appropriate for the Bank?

The Audit Committee believes that by focusing its discussions with PwC, it promotes a meaningful discussion that provides a basis for its oversight judgments.

The Audit Committee has discussed with PwC the matters required to be discussed by PCAOB AU Section 380 (Communication with Audit Committees), PwC has provided to the Audit Committee the written disclosures and the letter required by PCAOB Rule 3526 (Communications with Audit Committees Concerning Independence), and the Audit Committee has discussed with PwC their independence.

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2011, for filing with the SEC.

Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Name (1)	Title	Age
Edward A. Hjerpe III	President and Chief Executive Officer	53
Earl W. Baucom	Executive Vice President and Chief Operations Officer	65
M. Susan Elliott	Executive Vice President and Chief Business Officer	57
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer	50
Janelle K. Authur	Senior Vice President and Executive Director of Human Resources	63
Timothy J. Barrett	Senior Vice President and Treasurer	53
George H. Collins	Senior Vice President and Chief Risk Officer	52
Carol Hempfling Pratt	Senior Vice President, General Counsel, and Corporate Secretary	53
Brian G. Donahue	First Vice President, Controller and Chief Accounting Officer	45
_________________________

(1)	Each of the executive officers listed serves on our management committee, with the exception of Mr. Donahue.

Edward A. Hjerpe III has served as president and chief executive officer since July 2009. Mr. Hjerpe came to us from Strata Bank and Service Bancorp, Inc., where he was interim chief executive officer from September 2008 until joining us. Mr. Hjerpe was a financial, strategy, and management consultant from August 2007 to September 2008, and both president and chief operating officer of the New England Region of Webster Bank and senior vice president of Webster Financial Corporation from May 2004 to June 2007. Prior to those roles, Mr. Hjerpe served as executive vice president, chief operating officer, and chief financial officer at FIRSTFED AMERICA BANCORP, Inc. from July 1997 to May 2004. Mr. Hjerpe also worked with us from 1988 to 1997, first as senior vice president and director of financial analysis and economic research, and ultimately as executive vice president and chief financial officer. Mr. Hjerpe has been involved in numerous community, civic, industry, and nonprofit organizations over the course of his career. He currently serves as a member of the board of the Pentegra Defined Benefit Plan for Financial Institutions as well as the chair of the board of Dental Services of Massachusetts. He is the immediate past chair of the board of trustees of St. Anselm College in Manchester, New Hampshire, and also has served on the board of the United Way of Fall River. Mr. Hjerpe earned a B.A. in business and economics from St. Anselm College, and an M.A. and Ph.D. in economics from the University of Notre Dame.

Earl W. Baucom has served as executive vice president and chief operations officer since January 1, 2011. Prior to assuming that position, Mr. Baucom had served as senior vice president and chief operations officer since February 1, 2010, had served as senior vice president and chief accounting officer since November 1, 2006, and was hired as first vice president and chief accounting officer in October 2005. Prior to joining us, he worked for six years as senior vice president and controller for John Hancock Financial Services, Inc. Prior to John Hancock, he served as senior vice president and chief financial officer of Franklin Life Insurance Company; senior vice president and chief financial officer of National Liberty Corporation; and senior manager with Ernst & Young. Mr. Baucom earned a B.S. in Accounting from the University of North Carolina-Charlotte and is a certified public accountant.

M. Susan Elliott has served as executive vice president and chief business officer since October 2009. Prior to assuming that position, Ms. Elliott had served as executive vice president of member services since January 1994. She previously served as senior vice president and director of marketing from August 1992 to January 1994. Ms. Elliott joined us in 1981. Ms. Elliott holds a B.S. from the University of New Hampshire and an M.B.A. from Babson College.

Frank Nitkiewicz has served as executive vice president and chief financial officer since January 2006. Prior to assuming that position, Mr. Nitkiewicz had served as senior vice president, chief financial officer, and treasurer from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined us in 1991. He holds a B.S. and a B.A. from the University of Maryland and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Janelle K. Authur has served as senior vice president and executive director of human resources since November 2006, and was hired as first vice president and executive director of human resources in September 2005. Prior to employment with us, Ms. Authur served as a consultant and principal of The Ledgefield Group, LLC, and was director of labor and employee relations for the University of Massachusetts Medical School from April 2000 to April 2004. Ms. Authur also served as human resources manager and director of human resources for The Blade Newspaper. Ms. Authur holds a B.S. in education from the University of Texas at Austin. She has been certified as a Professional in Human Resources since 1996.

Timothy J. Barrett has served as senior vice president and treasurer since November 1, 2010. Prior to employment with us, Mr. Barrett served as assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; served as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; and served as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007. Mr. Barrett received his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

George H. Collins has served as senior vice president and chief risk officer since November 2006. Prior to assuming that position, Mr. Collins had served as first vice president, director of market risk management from 2005 to 2006. Mr. Collins joined us in July 2000 as vice president and assistant treasurer. He holds a B.S. in applied mathematics and economics from the State University of New York at Stony Brook.

Carol Hempfling Pratt has served as senior vice president and general counsel since June 30, 2010. Prior to employment with us, Ms. Pratt had spent her entire legal career specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she began as an associate in 1984 and was promoted to partner in 1992. Ms. Pratt holds a B.A. from Northwestern University and a J.D. from Northwestern University School of Law.

Brian G. Donahue has served as first vice president, controller, and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue had served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, as assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned his B.B.A. from James Madison University and his M.B.A. from Boston University, and is a certified public accountant.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate and conduct our daily business with our customers, vendors, shareholders and with our employees. The Code of Ethics and Business Conduct applies to all directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, and all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics and Business Conduct can be found on our web site (http://www.fhlbboston.com/downloads/aboutus/code_of_ethics.pdf). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our web site. The information contained within or connected to our web site is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

We attract, reward, and retain senior managers, including our president, chief financial officer, and three other most highly compensated executive officers (the named executive officers) by offering a total rewards package that includes base salary as a core component, cash incentive opportunities, qualified and nonqualified retirement plans, and certain perquisites.

For the year ended December 31, 2011, the named executive officers were:

Edward A. Hjerpe III	President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President and Chief Financial Officer;
M. Susan Elliott	Executive Vice President and Chief Business Officer;
Earl W. Baucom	Executive Vice President and Chief Operations Officer; and
George H. Collins	Senior Vice President and Chief Risk Officer.

Compensation program objectives are set forth in our Total Rewards Philosophy, which was used in determining the total rewards packages for the named executive officers for 2011. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded moderate increases in base salary effective January 1, 2012, although Mr. Hjerpe's increase was higher in recognition of his leadership as further discussed under Base Salary. Additionally, we adopted an executive incentive plan in 2011 (the 2011 EIP). The 2011 EIP was designed with incentive payout opportunities that were lower than the competitive market, but higher than the 2010 executive incentive plan (the 2010 EIP) incentive opportunities, based on our then-current and improving financial condition. Cash incentive awards under the EIP were determined based on the criteria set forth in the 2011 EIP.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Personnel Committee (the Personnel Committee) assists the board of directors in developing and maintaining personnel and compensation policies that support our business objectives. The Personnel Committee develops and recommends the compensation philosophy for the board of directors' review and approval. The Personnel Committee reviews and recommends to the board of directors, for its approval, human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

The members of the Personnel Committee are:

Mark E. Macomber, Chair;
A. James Lavoie, Vice Chair;
Joan Carty;
Steven A. Closson;
Jay F. Malcynsky; and
Jan A. Miller (ex officio).

Compensation Committee Interlocks and Insider Participation

No member of the Personnel Committee has at any time been an officer or employee with us. None of our executive officers has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Personnel Committee or our board of directors.

Compensation Committee Report

The Personnel Committee serves as the compensation committee. As such, we have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and based on our review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on the Form 10-K for the fiscal year ending December 31, 2011.

Shareholder Advisory Vote on Executive Compensation
We are governed and directors are elected as described under Item 10 — Directors, Executive Officers and Corporate Governance. As such, we do not engage in a proxy process and have not otherwise engaged in any activity that would require a consent solicitation of our members. Accordingly, there is no shareholder advisory vote on executive compensation in determining our compensation policies and decisions.

Objectives of our Compensation Program and What it is Designed to Reward

We are committed to providing a compensation package that enables us to attract, reward, motivate, and retain highly skilled executive officers, including the named executive officers, who make significant contributions to the success of our business.

In 2006, with the approval of the Personnel Committee and board of directors, we retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with a comprehensive total rewards study. A major outcome of the study was the adoption of a "Total Rewards Philosophy", the principles of which have been the basis for determining total compensation for the named executive officers since that time. The Total Rewards Philosophy was updated in 2009 to ensure its consistency with a Finance Agency advisory bulletin on executive compensation principles. FHLBank executive compensation is subject to Finance Agency review, as described under — Finance Agency Oversight of Executive Compensation.

The Total Rewards Philosophy defines compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of compensation and benefits programs. The Personnel Committee and board of directors are responsible for periodically reviewing the Total Rewards Philosophy to ensure consistency with our overall business objectives, the competitive market, and our financial condition.

The Total Rewards Philosophy provides for a total compensation and benefits package for employees, including the named executive officers, that:

•	Is tailored to our unique cooperative structure and the FHLBank System.

•	Is reasonable, comparable, and competitive in the marketplace in which we compete and therefore enables us to attract, retain, motivate, and reward talent.

•
Is consistent with sound risk management practices and is tied to the short-term and long-term financial performance and our condition. This includes designing incentive programs so that staff engaged in risk management and compliance functions are rewarded in a manner independent of the financial performance of the business areas they monitor.

•
Directly links individual total rewards opportunities to our mission and annual and long-term business and financial strategies and to a combination of Bank-wide, business unit/team, and individual performance metrics linked to the objectives of the employee's principal functions.

•	Delivers an optimal mix of compensation and benefits to maximize the total value derived and perceived by different employee groups while maximizing our cost-effectiveness.

Risk and Bank Compensation Practices and Policies

One objective of our Total Rewards Philosophy is the alignment of compensation practices and policies with sound risk management practices. In support of this objective, ERM reviews the design of our compensation plans and policies, including the 2011 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, the 2011 EIP includes long-term incentive opportunities based on the level of retained earnings at December 31, 2013, which is intended to align management's interests with the long-term financial performance and condition of the Bank.

Further, as described under — Executive Incentive Plan — Additional Conditions on Long-Term Awards, the long-term incentive opportunities are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the 2011 short-term awards, which is intended to further reduce the risk of imprudent risk taking.
Further, ERM and Human Resources (HR) jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect. ERM and HR report on the results of these reviews to the Personnel Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk- management controls that constrain risk taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2012, the Personnel Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are intended to reward participants in a manner independent of the financial performance of the business areas they monitor. For example, as discussed under — Executive Incentive Plan — Incentive Goals, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings under the 2011 EIP than the other named executive officers. These differences are intended to align his incentives with appropriately managing our risk profile. Likewise, all participants in the 2011 EIP working in ERM have somewhat different goals and weightings than their peers in other departments.

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. In the exercise of this authority, the Finance Agency has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the Finance Agency reviews all executive compensation, including the 2011 EIP, relative to these principles and such other factors as the Finance Agency determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — Finance Agency Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is broader in scope than only the FHLBank System or other GSEs, such as Fannie Mae and Freddie Mac. In fact, we must compete directly with financial institutions in the private sector to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by traditionally high-paying asset-management firms that may be labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to acquire named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer a competitive compensation package to attract and retain talented managers. When setting compensation levels, we also consider the high cost of living in the Boston area.

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

The first primary peer group consists of the other FHLBanks that serve as the primary peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBank. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally must rely on a similar total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2011, we participated in, and used the results of, the annual FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive with the median for each matched position as discussed below in more detail.

The second primary peer group, commercial/regional banks, serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. The commercial/regional bank peer group focuses on large and mid-sized commercial/regional banks and financial services firms but excludes large global investment banks. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas, but with a marked difference between the two in capital-market activities and market risk. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial/regional bank peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions.

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial/regional banks peer group of McLagan's proprietary 201l FHLB Custom Survey and its 2011 Finance and Business Services Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives. This approach generally resulted in comparing the named executive officers to divisional rather than overall heads of businesses and functions.

The following is a list of survey participants that were included by McLagan in the commercial/regional banks peer group in the 2011 FHLB Custom Survey or the Finance and Business Services Survey. Not all participants reported positions that matched the data set for the named executive officers.

Advent Software	Fannie Mae	PricewaterhouseCoopers
AIG	Fidelity Investments	Prudential Financial
Ally Financial Inc.	Fifth Third Bank	Rabobank Nederland
Amegy Bank	First Niagara	Raymond, James & Associates
American Express	First Tennessee Bank/ First Horizon	RBS/Citizens Bank
Ameriprise Financial, Inc.	FitchRatings Ltd	Regions Financial Corporation
Banco Bilbao Vizcaya Argentaria	Freddie Mac	Royal Bank of Canada
Bank Hapoalim	FTI Consulting	Royal Bank of Scotland
Bank of America Merrill Lynch	GE Capital	Sallie Mae
Bank of China	HSBC Bank	Societe Generale
Bank of Tokyo - Mitsubishi UFJ	HSBC Global Banking and Markets	Standard Chartered Bank
BBVA Compass	ICAP	State Street Bank & Trust Company
BMO Financial Group	ING	Sumitomo Mitsui Banking Corporation
BNP Paribas	Israel Discount Bank	Sun National Bank
BOK Financial Corporation	Jefferies	SunTrust Banks
BP Oil International Ltd.	JP Morgan Chase	SVB Financial Group
Branch Banking & Trust Co.	JP Morgan Commercial Bank	TD Ameritrade
Brown Brothers Harriman & Co.	KBC Bank	TD Securities
Capital One	KeyCorp	Texas Capital Bank
Carval Investors	KPMG	The Bank of New York Mellon
Cerberus Capital	Lloyds Banking Group	The CIT Group
Charles Schwab & Co., Inc	M&T Bank Corporation	The Northern Trust Corporation
Chicago Board Options Exchange	Macquarie Bank	The Private Bank
Chicago Mercantile Exchange	MetLife Bank	The Sumitomo Trust & Banking Co. (U.S.A.)
CIBC World Markets	Mitsubishi UFJ Trust & Banking Corporation (USA)	The Vanguard Group, Inc.
Citigroup	Mizuho Corporate Bank, Ltd.	TIAA-CREF
Commerzbank	Natixis	Tishman Speyer
Credit Industriel et Commercial	Newedge	UniCredit
Crédit Agricole CIB	Nomura Securities	Webster Bank
Cushman & Wakefield, Inc.	Nord/LB	Wells Fargo Bank
Depository Trust & Clearing Corporation	NYSE Euronext	WestLB
Dexia	Piper Jaffray	Zions Bancorporation
Duff & Phelps, LLC	PNC Bank

Data from international banks only contained results from their U.S. operations

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, tenure, experience and complexity of position through a package that consists of a mix of base salary, cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an executive incentive plan (an EIP) to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we have historically used higher base salaries, cash-incentive opportunities, and strong retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be competitive with the median total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Personnel Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be competitive with the median total rewards packages at the commercial/regional bank peer group, including base salary and short- and long-term incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with the median total cash compensation of the named executive officer's peers at other FHLBanks, particularly the FHLBanks of Atlanta, Chicago, Dallas, New York, and San Francisco, since these FHLBanks are also located in larger urban areas and are more representative of the Boston labor market than FHLBanks located in smaller cities. The Personnel Committee has also considered median total cash compensation at the other FHLBanks as the comparator since it includes base salaries and cash incentives, but does not consider the value of retirement plans since they are generally of similar value across the FHLBank System. The Personnel Committee has been informed by the same data in setting current total rewards packages, however, the Personnel Committee has also considered our financial condition in setting total rewards packages, as it has each year since 2009, for each of the named executive officers at levels lower than the Total Rewards Philosophy may have otherwise indicated.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer. In 2011, these goals and objectives were derived from our strategic business plan. At the end of the year, the chief executive officer provides the Personnel Committee with a self-assessment of his corporate and individual achievements. Based on the Personnel Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Personnel Committee determines and recommends an appropriate total compensation and benefits package to the board of directors for approval. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Personnel Committee regarding appropriate compensation. The Personnel Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate giving consideration to the labor market for senior managers and the Total Rewards Philosophy.

The Personnel Committee does not set specific, predetermined targets for the allocation of total rewards between base salary, cash incentives, and benefits, including retirement and other health and welfare plans and perquisites. Rather, the Personnel Committee considers the value and mix of the total rewards package offered to each named executive officer compared with the total rewards package for positions of comparable scope, responsibility, and complexity of position at the two defined peer groups, the incumbent's performance, experience and tenure, and internal equity.

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

After review and non-objection by the Finance Agency, the board of directors awarded the named executive officers an increase in base salary on March 7, 2012, with retroactive application to January 1, 2012. In determining the amount of the increases, the Personnel Committee considered market data from the annual FHLBank System survey of key positions, and the McLagan 2011 FHLB Custom Survey, and McLagan's 2011 Finance and Business Survey discussed under — Overview of the Labor Market for Senior Managers above. Additionally, the Personnel Committee considered the recommendations of Mr. Hjerpe for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Hjerpe recommended, and the board of directors awarded at the recommendation of the Personnel Committee, merit increases in base salary for each of the named executive officers and a modest, additional adjustment for Mr. Collins based on the scope and level of his responsibilities, market competitiveness, and internal equity. In general, the percentage increases in base salary were consistent with merit and adjustment increases granted to staff. In awarding Mr. Hjerpe's increase, which was generally higher than increases granted to staff, the board noted Mr. Hjerpe's demonstrated capability to lead our positive progress since the time he was hired. In particular, the board noted that while we continue to face challenges resulting from our investments in private-label MBS, the board believes we are stronger in all areas that Mr. Hjerpe's stewardship could influence. Further, the board noted that it fully supports the adjustment as equitable compared to the compensation packages of the presidents and chief executive officers at the other FHLBanks. In determining the amount of Mr. Hjerpe's base salary increase, the Personnel Committee also considered Mr. Hjerpe's self-assessment of his corporate and individual achievements.

The following table sets forth the base salary increases:

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary
Edward A. Hjerpe III	$595,000	$650,000
President and Chief Executive Officer

Frank Nitkiewicz	$317,200	$325,900
Executive Vice President and Chief Financial Officer

M. Susan Elliott	$317,200	$325,900
Executive Vice President and Chief Business Officer

Earl W. Baucom	$275,150	$282,950
Executive Vice President and Chief Operations Officer

George H. Collins	$264,170	$275,470
Senior Vice President and Chief Risk Officer

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed by the Personnel Committee and adopted by the board of directors on an annual basis. EIPs are not necessarily adopted every year. For example, no EIP was adopted in 2009 based on our annual net loss in 2008 and expectations of additional losses in 2009. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers, including the named executive officers, with our short- and long-term financial performance and strategic direction. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs have included specific goals, including profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers, including the named executive officers.

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

Purpose of the 2011 EIP

The 2011 EIP is intended to reward and retain corporate officers during a period of challenging but improving financial performance. At the time the 2011 EIP was adopted, we had resumed dividend payments to members, but had continued our moratorium on the repurchase of excess capital stock. Incentive opportunities for 2011 EIP participants reflect the then-current and improving financial situation, but remain lower than the competitive market, with the intent that future EIP incentive opportunities will continue to increase to market competitive levels as our financial performance improves. For example, the 2011 EIP provides that incentive opportunities may be higher when we resume repurchasing members' excess stock. We note that our partial repurchase of excess stock occurred in March 2012, well after the 2011 EIP was adopted.

2011 EIP Plan Design

The design of the 2011 EIP was guided by principles intended to:

•
recognize that our current overall focus is a return to earnings generation to a level that allows the continued payment of dividends, resumption of the purchase of excess capital stock, and funding of the AHP;

•	reinforce and reward our commitment to conservative, prudent, sound risk-management practices and preservation of the par value of capital stock;

•	reflect a reasonable assessment of our financial situation and prospects while rewarding achievement of identified remediation milestones and our financial plan and strategic objectives;

•	tie a significant percentage of incentive awards to our long-term financial condition and performance;

•
recognize the importance of individual performance through metrics linked to our strategic goals and/or objectives of the participant's principal functions and independent of the areas the participant monitors; and

•	recognize that continued enhancements and upkeep of our operational infrastructure are critical to our long-term condition.

Incentive Goals

The 2011 EIP's short-term financial and nonfinancial goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. Where possible, the goal achievement levels have generally been set so that the target (that is, middle achievement level) is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. To mitigate unnecessary or excessive risk-taking, the 2011 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2011 EIP. Additionally, the 2011 EIP includes long-term incentive opportunities based on the level of retained earnings at December 31, 2013, which are intended to align management's interests with our long-term financial performance and condition. Further, Mr. Collins' goals, as chief risk officer, differ somewhat and have different weightings than the other named executive officers, which are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Further, as described in greater detail under —Determination of Awards under the 2011 EIP, the Personnel Committee and the board of directors maintained authority over all awards under the 2011 EIP.

Short-Term Incentive Goals and Actual Achievement

The 2011 EIP includes the following short-term incentive goals for the named executive officers, except for Mr. Collins:

•
Increase in Retained Earnings over December 31, 2010, balance (the retained earnings goal): This goal is measured by the increase in the retained earnings balance at December 31, 2011, over the retained earnings balance at December 31, 2010.

•
Relocation: This goal is measured by the completion of the relocation, including the co-location of our data center and the physical move into our new headquarters without any significant disruptions to business with members. Additional detail on the relocation is available in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Move to New Headquarters.

•
Pre-assessment, Pre-OTTI Core Net Income (the net income goal): Pre-assessment, Pre-OTTI Core Net Income (as such term is defined in the 2011 EIP) is a measure of net income that excludes the impact of REFCorp and AHP payments, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to hedges, and other-than-temporary credit losses. The difference between GAAP net income and this measure of net income is that GAAP net income does not provide for the exclusions described in the immediately prior sentence. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for all 12 months. These limits are described under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk.

•	Growth in Membership (the membership growth goal): This goal is measured by the number of new members in 2011.

•
New users of AHP and Community Development advances (the mission-related goal): This goal is measured by the sum of the number of members that have submitted an application for funding under the AHP and the number of members that have taken down a community development advance in fiscal year 2011 that had not applied for either AHP funding or a community development advance during fiscal years 2009 and 2010.

•
Individual, Bank-wide, or department-specific initiatives goal (the individual goal): Unlike the other short-term goals, this goal is measured according to each individual EIP participant's successful contributions toward the achievement of Bank-wide strategic goals or completion of department-specific initiatives. Individual goals for all plan participants are established at the beginning of the plan year but can be modified throughout the year on a case-by-case basis with the written approval of the chief executive officer, except for the named executive officers. Revisions to individual goals for the named executive officers must be recommended by the chief executive officer and approved by the Personnel Committee. Each EIP participant, including the named executive officers, establishes an individual goal comprised of two to four initiatives that are evaluated by that participant's manager, except in the case of Mr. Hjerpe who, in his role as president and chief executive officer, establishes his goal and initiatives in concert with the Personnel Committee. Achievement of Mr. Hjerpe's goal is evaluated by the Personnel Committee at the end of the year and the Personnel Committee, in turn, makes a recommendation to the board of directors. Initiatives within each participant's individual goal may be weighted equally or may have different weights based on the criticality of the initiative and the participant's ability to influence the outcome.

Mr. Collins' short-term incentive goals, as chief risk officer, differ somewhat and have different weightings from the other named executive officers, which differences are intended to align his incentives with appropriately managing our risk profile and are intended to be independent of the financial performance of the individual business areas that ERM monitors. Under the 2011 EIP, Mr. Collins' short-term incentive goals include the retained earnings, relocation, and individual goals but exclude the net income, membership growth and mission-related goals. Mr. Collins' short-term goals also include:

•
Bank-wide ERM Initiatives (the ERM goals): These goals are described and measured as set forth in Table 11.2. Mr. Collins' achievement of these goals was evaluated by Mr. Hjerpe in his capacity as Mr. Collins' manager.

•	Remediation of 2010 Report of Examination Findings (the remediation goal): This goal is measured by the clearance rate of 2010 Finance Agency examination findings that identified our weaknesses.

The following Table 11.1 sets forth the named executive officers' short-term goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals, other than the ERM and individual goals which are set forth in Tables 11.2 and 11.3, for the year ended December 31, 2011.

Table 11.1

	Weighting
Goal	Named Executive Officers other than Chief Risk Officer	Chief Risk Officer	Threshold	Target	Excess	Actual Achievement
Retained Earnings	25%	25%	$96.6 million	$107.3 million	$128.8 million	$148.9 million
Bank Relocation	20%	20%	NA	Complete	NA	Complete in December 2011
Net Income	20%	NA	$191.0 million(1)	$212.8 million(1)	$256.4 million(1)	$247.9 million
Membership Growth	10%	NA	4 New Members	6 New Members	8 New Members, including one CDFI	12 New Members (no CDFIs)(2)
Mission-Related	10%	NA	10 New Users	15 New Users	20 New Users	43 New Users
ERM	NA	30%	See Table 11.2	See Table 11.2	See Table 11.2	See Table 11.2
Remediation	NA	15%	75% clearance	100% clearance	Target is met and the board of directors determines that the Bank had clearly exceeded the agreed-on remediation step(s) and timelines	100% clearance (Target)
Individual	15%	10%	See Table 11.3	See Table 11.3	See Table 11.3	See Table 11.3
___________________________

(1)
These performance levels were adjusted from the amounts originally established in the 2011 EIP. The 2011 EIP provides that the originally established performance levels were to be adjusted up or down by $250,000 for every basis point by which the average daily federal funds rate deviated from the 0.30 percent assumed in our strategic business plan, which adjustments resulted in each of these performance levels being decreased by $5 million based on an actual average daily federal funds rate for the year ended December 31, 2011 of 0.10 percent.

(2)	Twelve (12) new members joined the Bank in 2011. None, however, were a CDFI and the award was therefore calculated using a result of seven (7) new members, or halfway between Target and Excess.

The following table 11.2 sets forth the ERM Goals and the actual achievement for the year ended December 31, 2011.

Table 11.2 ERM Goals and Actual Achievement
Goals	Threshold	Target	Excess	Actual Achievement
Refine the model that is the basis of the retained earnings target(1).	Redesign the model, validate existing calculations and ensure appropriate inclusion of risk factors.	Achieve threshold criteria plus present the redesigned model to the board of directors' risk committee for approval.	Achieve target criteria plus adopt new retained earnings target as defined by the model.	A new retained earnings target was adopted by the board in December 2011.
Co-lead with Ms. Elliott an effort to revise the collateral policy and processes.	Form and launch an internal, cross-functional workgroup, provide regular formal and informal guidance and establish deliverables by April 30, 2011.	Achieve threshold criteria plus present a project update and recommendations for first-stage deliverables to the board of directors at the July 2011 board meeting.	Achieve target criteria plus implement first-stage deliverables by September 30, 2011.	Project update and recommendations for first-stage deliverables presented to board at July 2011 meeting. (Target)
Address certain risk assessment recommendations from a Bank-wide risk assessment	Complete five of the recommendations.	Complete seven of the recommendations.	Complete nine of the recommendations.	6.75 of the nine recommendations were considered completed.
___________________________

(1)
The retained earnings target is discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Retained Earnings and Dividends.

The following Table 11.3 sets forth the named executive officers' individual, Bank-wide or department specific goals, levels of achievement, and actual results. For Mr. Hjerpe, Ms. Elliott and Mr. Collins, all initiatives were weighted equally. For Mr. Baucom, the relocation initiative was weighted at sixty (60) percent and the remaining initiative at forty (40) percent. For Mr. Nitkiewicz, the derivatives initiative had a fifty (50) percent weight, with the system projects and relocation initiatives weighted at thirty-five (35) percent and fifteen (15) percent, respectively.

Table 11.3 Individual, Bank-Wide or Department-Specific Goals by each Named Executive Officer
Mr. Hjerpe
Goals	Threshold	Target	Excess	Actual Achievement
Ensure availability of advances on every business day, inclusive of our relocation, during 2011.	One dislocation in availability.	No dislocations in availability.	No dislocations in availability and completion of our relocation by December 19, 2011.	No dislocations in availability and the relocation was completed on December 5, 2011.
MVE to Par Stock ratio(1) at December 31, 2011.	94%	96%	98%	95%
Maintain financial capacity and regulatory support to pay a dividend equal to the daily average 3-month LIBOR yield.	Satisfy goal for 2 quarters in 2011.	Satisfy goal for 3 quarters in 2011.	Satisfy goal for 4 quarters in 2011.	Goal was satisfied for 4 quarters in 2011.
Meet with and make presentations on the financial condition and other important aspects to member trade associations and other industry groups.	Attend and present at 4 such meetings.	Attend and present at 6 such meetings.	Attend and present at 8 such meetings.	Attended and presented at 8 such meetings.

Mr. Nitkiewicz
Goals	Threshold	Target	Excess	Actual Achievement
Lead preparations for the Bank to clear derivatives.	Complete and present to the board of directors a plan to achieve capability to clear eligible derivatives by May 31, 2011.	Complete negotiations and on-boarding process with two futures commission merchants by September 30, 2011 to be able to clear derivatives by that date.	Complete negotiations and on-boarding process with two futures commission merchants by September 30, 2011 to be able to clear derivatives by that date.
Completed and presented to the board of directors a plan to achieve capability to clear eligible derivatives in April 2011. Completed operational testing but not contract negotiations with five futures commission merchants as of December 31, 2011. (Target)

Completion of certain systems projects.	Oversee the successful upgrade of the liquidity reporting system to add intraday reporting functionality.	Achieve threshold criteria plus lead a project to implement systems for the efficient compliance with derivatives clearing requirements.	Achieve target criteria plus lead a project to assess and plan for the 2012 fiscal year upgrade of the derivatives subledger system.
Intraday reporting functionality live in core application in September 2011; derivatives clearing functionality successfully tested; scope and planning document developed for 2012 upgrade of the derivatives subledger system

Certain goals in connection with our relocation.	Timely completion of certain user testing related to the co-location of our data center.
Achieve threshold criteria plus design “paperless” derivatives and securities trade documentation storage and workflow process for derivatives and investment securities transactions to substantially eliminate physical storage needs and provide implementation plan by December 31, 2011.
Achieve target criteria plus implement plan prior to move to avoid physical transfer of transaction files to new headquarters.
User testing completed and applications implemented within co-location schedule; paperless processes designed and implemented for trades after September 30, 2011; scanning legacy documents will continue into 2012

Ms. Elliott
Goals	Threshold	Target	Excess	Actual Achievement
Conduct member, prospect, and constituent outreach meetings as pre-approved by Mr. Hjerpe.	Participate in and/or conduct 12 such meetings.	Participate in and/or conduct 17 such meetings.	Participate in and/or conduct 25 such meetings.	Conducted or participated in 27 of such meetings in fiscal year 2011.
Co-lead an effort to revise the collateral policy and processes with Mr. Collins.	Form and launch an internal, cross-functional workgroup and provide regular formal and informal guidance and establish deliverables by April 30, 2011.	Achieve threshold criteria plus present a project update and recommendations for first-stage deliverables to the board of directors at the July 2011 board meeting.	Achieve target criteria plus implement first-stage deliverables by September 30, 2011.	Project update and recommendations for first-stage deliverables presented to board at July 2011 meeting. (Target)
Complete the following activities in connection with the relocation (each of the following for this goal, an activity):
assist with space planning of new headquarters and advise space coordinators on necessary changes and needs within budget and plan constraints; reduce file space requirements by 20% of pre-relocation requirements; and
lead the physical move of Bank departments that report to Ms. Elliott on a timely basis.
	Completion of one activity.	Completion of two activities.	Completion of three activities.	Completed all three with file space reduced by over 60%

Mr. Baucom
Goals	Threshold	Target	Excess	Actual Achievement
Complete the following activities in connection with the relocation (each of the following for this goal, an activity):
finish the construction element of the relocation in accordance with the timetable set forth in the new headquarters' lease;
finish the co-location of the data center in accordance with internal planning requirements; and finish the physical move by December 31, 2011.
	Completion of one activity.	Completion of two activities.	Completion of three activities.
Certificate of Occupancy received September 21, 2011, prior to Scheduled Lease Delivery Date of November 1, 2011. Data center co-location complete as scheduled on September 5, 2011. Core move completed December 5, 2011.

Complete the following activities in connection with our information technology and operations departments (each of the following for this goal, an activity): establish an action plan to comply with Finance Agency regulation on records retention and oversee the preparation of a related status report to the Finance Agency by December 31, 2011; ensure that remaining information technology assessment action items are implemented and that overall action items as internally approved are institutionalized; and ensure that the departments that report to Mr. Baucom are appropriately resourced throughout the year ended December 31, 2011 and that an information technology staff contingency plan is in place.
	Completion of one activity.	Completion of two activities.	Completion of three activities.
Requirements of new records retention regulation determined and high-level plan developed. Status report prepared by year-end for filing with Finance Agency by due date. IT action items implemented and institutionalized; on-going projects and staffing were assessed throughout the year and contractors or consultants hired to support completion of projects

Mr. Collins
Goals	Threshold	Target	Excess	Actual Achievement
Complete the following enhancements in connection with quantitative risk management (each of the following for this goal, an activity): analyze enhanced interest rate volatility modeling by August 31, 2011, discuss any recommended changes with management's asset and liability committee (ALCO), and implement changes by October 31, 2011; analyze more granular prepayment modeling for investments in mortgage loans via MPF by July 31, 2011, discuss any recommended changes with ALCO, and implement changes by October 31, 2011; and simplify balance sheet risk reports for ALCO and the board of directors' risk committee that set forth the balance sheet and risk contributors on a one-page report by October 31, 2011.
	Completion of one activity.	Completion of two activities.	Completion of three activities.
A final recommendation to adopt new interest rate volatility modeling assumptions and mortgage prepayment assumptions was made in October 2011 and implemented. The simplified presentation of balance sheet risk reports was not completed. (Target)

Complete the following activities in connection with certain of our strategic projects (each of the following for this goal, an activity): upgrade certain risk management software and automate certain trade entry during the year ended December 31, 2011;ensure ERM's readiness of the clearing of derivatives, including trade verification, monthly derivatives valuation and certain accounting processes; and enhancing the compliance function by completing a certain regulatory database by June 30, 2011, discussing accountability with business process owners by September 30, 2011, and assessing compliance during the annual risk-assessment process by December 31, 2011.
	Completion of one activity.	Completion of two activities.	Completion of three activities.
Derivatives valuation software was successfully updated in October 2011, and the automated trade entry project is on schedule for implementation (50% success). The derivatives clearninghouse project is on schedule. Initial margin calculations and FCM testing were completed. The Compliance database was completed in June and accountability has been assigned for over 50% of the accountabilities. The 2011 Risk Assessment addressed compliance at the Bank and concludes that compliance is adequate. (50% success) (Target)

Complete the following activities in connection with the relocation (each of the following for this goal, an activity):
timely completion of user testing related to the co-location of the data center in accordance with the related project plan for all major applications used by a department that reports to Mr. Collins (the user testing sub-goal); design “paperless” derivatives and securities trade documentation storage and workflow process for derivatives and investment securities transactions to substantially eliminate physical storage needs and provide implementation plan by December 31, 2011; and provide ongoing assessments of project risk.
Completion of the user testing sub-goal.	Achieve threshold criteria plus complete one additional activity.	Completion of three activities.
All of ERMs systems were successfully tested in advance of the data center move and again during the move. The design plan for the paperless office was completed. The off-site storage of old derivatives trades was completed. ERM management provided ongoing assistance to the move team, identifying and assessing risks related to the move. (Excess)

___________________________

(1)
This ratio is discussed under Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk — Market Value of Equity Estimation and Market Risk Limit.

Long-Term Incentive Goal

In addition, the 2011 EIP includes a long-term incentive goal based on our actual retained earnings at December 31, 2013. The following table sets forth such goal.

Long-Term Goal	Retained Earnings as of December 31, 2013
Threshold	$514.5 million
Target	$605.3 million
Excess	$696.1 million

Incentive Opportunities under the 2011 EIP

Incentive opportunities under the 2011 EIP are based on each named executive officer's base salary at December 31, 2011 (referred to as 2011 incentive salaries). The following is each named executive officer's 2011 incentive salary:

Named Executive Officer	2011 Incentive Salary
Mr. Hjerpe	$595,000
Mr. Nitkiewicz	$317,200
Ms. Elliott	$317,200
Mr. Baucom	$275,150
Mr. Collins	$264,170

The following Table 11.4 sets forth the combined short-and long-term incentive opportunities under the 2011 EIP, in each case expressed as percentages of the named executive officers' 2011 incentive salaries:

Table 11.4
	Combined Short- and Long-Term Incentive Opportunity
	Threshold	Target	Excess
President	22.5%	45.0%	67.5%
All Other Named Executive Officers	16.5%	33.0%	49.5%

At the conclusion of 2011, individual awards were calculated based on actual goal achievement as of December 31, 2011. Participants were eligible to receive 60 percent of such award in a cash payment in March 2012, following approval of the board of directors. Table 11.5 below sets forth the incentive opportunities for the short-term incentive opportunity that were payable in March 2012, in each case expressed as percentages of the named executive officers' 2011 incentive salaries:

Table 11.5
	Short -Term Incentive Opportunity
	Threshold	Target	Excess
President	13.5%	27.0%	40.5%
All Other Named Executive Officers	9.9%	19.8%	29.7%

The remaining 40 percent of the combined award, calculated at the end of 2011, then becomes the target long-term incentive opportunity, with threshold and excess incentive opportunities tied to threshold and excess levels of achievement of the long-term goal, as set forth in Table 11.6 below.

Table 11.6
Long-Term Incentive Opportunity
	Threshold	Target	Excess
All Named Executive Officers	50% of the remaining 40% of the combined short- and long-term incentive opportunity	the remaining 40% of the combined short- and long-term incentive opportunity	150% of the remaining 40% of the combined short- and long-term incentive opportunity

Determination of Awards under the 2011 EIP

Awards for the short-term goals, other than the ERM and individual goals, under the 2011 EIP were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity for Level of Achievement (Table 11.4)	X	2011 Incentive Salary

If the result for the goal were less than the threshold level of achievement (Table 11.1), then the award for that goal would have been zero. However, all goals in the 2011 EIP were achieved above threshold. For goals achieved above the excess level of achievement (Table 11.1), there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and excess levels of achievement. In administering the EIP, as with prior EIPs, the Personnel Committee determined that participants would receive an interpolated award for having exceeded threshold. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 11.1)	X	Incentive Opportunity (Table 11.4) Interpolated for Actual Level of Achievement	X	2011 Incentive Salary

The incentive opportunity interpolated for actual level of achievement, where such level of achievement is greater than the target level of achievement and lower than the excess level of achievement, would be calculated using an interpolation factor, the formula for which is set forth below:

a)	Interpolation factor	=	[Actual Level of Achievement minus Target Level of Achievement] divided by [Excess Level of Achievement minus Target Level of Achievement]

b)	Incremental Incentive Opportunity	=	[Excess Incentive Opportunity minus Target Incentive Opportunity] multiplied by [Interpolation factor]

c)	Incentive Opportunity Interpolated for Actual Level of Achievement	=	[Target Incentive Opportunity plus Incremental Incentive Opportunity]

Our staff calculated the named executive officers' awards under the 2011 EIP's short-term goals, other than the ERM and individual goals, in accordance with actual year-end results and the foregoing formulas. Mr. Hjerpe reviewed each other named executive officer's level of achievement under that named executive officer's individual goal, and for Mr. Collins, the ERM goals, and made award recommendations to the Personnel Committee for the Personnel Committee's consideration. In making those recommendations, Mr. Hjerpe selected a payout percentage for those goals from a range of threshold to excess, with such range calculated based on the goal weight and incentive opportunity. The Personnel Committee discussed and adopted those recommendations. The Personnel Committee determined Mr. Hjerpe's incentive award for his individual goal following the Personnel Committee's review of the level of achievement for this goal as provided by Mr. Hjerpe and the Personnel Committee's assessment of Mr. Hjerpe's achievement of this goal. The Personnel Committee and board of directors determined that Mr. Hjerpe achieved three of his four individual goal initiatives at excess and the fourth halfway between threshold and target, as set forth in Table 11.3.

Based on those calculations and determinations, the combined incentive awards were calculated, by goal, as follows:

2011 Combined Short and Long -Term Awards as Calculated by Goal
Participant	Retained Earnings	Bank Relocation	Net Income	Membership Growth	Mission-Related	ERM	Remediation	Individual	Total Combined Award
Mr. Hjerpe	$100,406	$53,550	$75,105	$33,469	$40,163	NA	NA	$52,711	$355,404
Mr. Nitkiewicz	$39,254	$20,935	$29,362	$13,085	$15,701	NA	NA	$18,448	$136,785
Ms. Elliott	$39,254	$20,935	$29,362	$13,085	$15,701	NA	NA	$20,935	$139,272
Mr. Baucom	$34,049	$18,160	$25,470	$11,350	$13,620	NA	NA	$20,430	$123,079
Mr. Collins	$32,691	$17,435	NA	NA	NA	$29,968	$13,076	$10,171	$103,341

The named executive officers were eligible to receive 60 percent of the combined award illustrated above in a cash payment in March 2012, following approval of the board of directors and review of the Finance Agency. The below table's column “short-term award” sets forth the short-term incentive award paid to the named executive officers in March 2012 and the remaining 40 percent which then becomes the target level of achievement for the long-term incentive opportunity.

	2011 Combined Short and Long Term Awards, Short-Term Awards and Long-Term Incentive Opportunity at Target Level of Achievement
Participant	Combined Short and Long Term Award	Short-Term Award	Long-Term Opportunity at Target
Mr. Hjerpe	$355,404	$213,242	$142,162
Mr. Nitkiewicz	$136,785	$82,071	$54,714
Ms. Elliott	$139,272	$83,563	$55,709
Mr. Baucom	$123,079	$73,847	$49,232
Mr. Collins	$103,341	$62,004	$41,337

Final awards under the 2011 EIP's long-term incentive opportunities cannot be determined until after December 31, 2013, since they are based on retained earnings as of that date. Based on the Bank's and individual levels of achievement as of December 31, 2011, the named executive officers are eligible for long-term incentive opportunities, payable in March 2014, as follows:

	Long Term Incentive Opportunity at Threshold, Target and Excess
Participant	Threshold	Target	Excess
Mr. Hjerpe	$71,081	$142,162	$213,242
Mr. Nitkiewicz	$27,357	$54,714	$82,071
Ms. Elliott	$27,855	$55,709	$83,563
Mr. Baucom	$24,616	$49,232	$73,847
Mr. Collins	$20,669	$41,337	$62,004

Additional Conditions on Long-Term Awards

Long-term awards are subject to the following additional conditions.

•
Participants must be employed by us on the first pay date in March 2014 to receive the full, long-term award, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive a pro-rata payment of the award in certain instances, as detailed in the 2011 EIP.

•	At the discretion of the board of directors, long-term awards may be reduced or eliminated for some or all participants if:

◦	operational errors or omissions result in material revisions to our financial results, information submitted to the Finance Agency, or data used to determine the 2011 short-term award;

◦	submission of information to the SEC, Office of Finance, and/or Finance Agency is untimely; or

◦	we fail to make sufficient progress, as determined by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring any attention.

•	The actual payment of the long-term award is subject to the final approval of the board of directors and the review of the Finance Agency, if required.

Retirement and Deferred Compensation Plans

We offer participation in qualified and nonqualified retirement plans to the named executive officers as key elements of our total rewards package. The benefits received under these plans are intended to enhance the competitiveness of our total compensation and benefits relative to the market by complementing the named executive officers' base salary and cash incentive opportunities. We maintain four retirement plans in which the named executive officers participate, including:

•
Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory plan that provides retirement benefits for all eligible employees;

•
Pension Benefit Equalization Plan (the Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers;

•
Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) thrift plan, under which we match employee contributions for all eligible employees; and

•
Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the named executive officers, other senior officers, and directors.

The Personnel Committee believes that the Thrift BEP, together with the Pension BEP, provide retirement benefits that are necessary for our total rewards package to remain competitive, particularly compared with labor market competitors who may offer equity-based compensation. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

All benefits payable under the Pension BEP and Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency.

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz and Ms. Elliott only), airline program memberships, spouse travel during business, child care when traveling on business, parking or a 100 percent mass transportation subsidy. Mr. Hjerpe is also eligible for the personal use of an automobile and was eligible for reimbursement up to a maximum of $4,000 per month to lease an apartment until mid-February 2011. The apartment reimbursement benefit was originally granted to Mr. Hjerpe to recruit him to join us and available for up to one year from his initial date of employment, after which period the board of directors agreed to re-evaluate this apartment reimbursement benefit. The board of directors re-evaluated the apartment reimbursement benefit in July 2010 and extended the benefit an additional six months until mid-February 2011. The Personnel Committee believes that the perquisites offered to the named executive officers are reasonable and are necessary for the total compensation package to remain competitive and, in the case of Mr. Hjerpe, were determined to be a necessary recruitment and retention tool.

Change-in-Control Agreement

As an incentive to recruit Mr. Hjerpe to join us in July 2009 and as a continuing tool to retain him, we entered into a change-in-control agreement with Mr. Hjerpe. The board of directors had determined that having the change in control agreement in place would be an effective recruitment and retention tool since the events under which we provide payment to Mr. Hjerpe would provide a measure of protection to Mr. Hjerpe in the instance of our relocation in excess of 50 miles or his termination of employment or material diminution in duties or base compensation resulting from merger, consolidation, reorganization, sale of all or substantially all of our assets, or our liquidation or dissolution. Under the terms of the change of control agreement, in the event that either:

•	Mr. Hjerpe terminates his employment with us for a Good Reason (as defined in the change in control agreement) that is not remedied within certain cure periods by us; or

•	we (or our successor in the event of a reorganization) terminate Mr. Hjerpe's employment without Cause (as defined by the change in control agreement).

We have agreed to pay Mr. Hjerpe an amount equal to his annualized base salary at the time of such termination to be paid in equal installments over the following 12 months according to our regular payroll cycle during such period. Notwithstanding the foregoing, our obligation to pay Mr. Hjerpe such amount will be subject to Mr. Hjerpe's execution of our standard release of claims agreement and our compliance with applicable statutory and regulatory requirements at the time such payment would otherwise be made. Payments to Mr. Hjerpe under the change-in-control agreement are in lieu of any severance payments that would be otherwise payable to him.

Employment Status and Severance Benefits

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2011, are "at will" employees. Each may resign his or her employment at any time and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," may be provided with severance packages reflecting their status in the organization and tenure. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive this severance benefit, individuals must agree to execute our standard release of claims agreement. In addition and at our sole discretion, we may provide outplacement, and/or such other services as may assist in ensuring a smooth career transition.

As chief executive officer, Mr. Hjerpe is eligible for 12 months of base pay under the severance policy unless he has received payments under the change in control agreement in lieu of any severance payments that would otherwise be payable to him by us. Based on their statuses as executive officers, Mr. Nitkiewicz, Ms. Elliott, Mr. Baucom, and Mr. Collins are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. All severance packages for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Personnel Committee prior to making any award under the severance policy.

Finance Agency Oversight of Executive Compensation

The Finance Agency provides certain oversight of FHLBank executive officer compensation. Section 1113 of HERA requires that the Director of the Finance Agency prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the Finance Agency has directed the FHLBanks to submit all compensation actions involving a named executive officer to the Finance Agency at least four weeks in advance of any planned board of director decision with respect to those actions. Further to this responsibility, the Finance Agency has issued an advisory bulletin on executive compensation that establishes certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

•	executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock;

•	a significant percentage of executive incentive-based compensation should be tied to longer-term condition and performance and outcome indicators;

•	a significant percentage of executive incentive-based compensation that is linked to our financial performance should be deferred and made contingent upon performance over several years; and

•	the board of directors should promote accountability and transparency in the process of setting compensation

The Personnel Committee updated the Total Rewards Philosophy consistent with these principles in 2009.

In addition to the foregoing, the Finance Agency has issued certain regulations and proposed regulations that could impact named executive officer compensation, including a proposed rule on incentive-based compensation that could impact our incentive compensation plans, a proposed regulation regarding golden parachute payments that could restrict or prohibit certain post-termination compensation and a proposed regulation that would limit instances where we could indemnify certain of our officers, including the named executive officers.

Compensation Tables

The following table sets forth all compensation received from the Bank for the years ended December 31, 2011, 2010, and 2009, by our named executive officers.

Summary Compensation Table for 2011, 2010 and 2009
Name and Principal Position	Year	Salary(1)	Bonus	Non-equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Edward A. Hjerpe III(5)(6)	2011	$595,000	$—	$213,242	$325,000	$62,666	$1,195,908
President and	2010	562,500	55,000	107,578	145,000	85,049	955,127
Chief Executive Officer	2009	275,000	—	—	110,000	38,317	423,317
Frank Nitkiewicz(7)	2011	317,200	1,451	82,071	468,000	23,814	892,536
Executive Vice President	2010	307,500	—	38,449	200,000	20,740	566,689
and Chief Financial Officer	2009	305,000	—	—	166,000	20,429	491,429
M. Susan Elliott(7)(8)	2011	317,200	2,198	83,563	648,000	27,260	1,078,221
Executive Vice President	2010	301,350	—	43,104	339,000	23,159	706,613
and Chief Business Officer	2009	294,000	25,000	—	364,000	23,847	706,847
Earl W. Baucom	2011	275,150	—	73,847	184,000	18,705	551,702
Executive Vice President	2010	261,375	—	36,602	123,000	11,784	432,761
and Chief Operations Officer	2009	255,000	—	—	122,000	12,404	389,404
George H. Collins	2011	264,170	—	62,004	257,000	11,888	595,062
Senior Vice President and	2010	253,935	—	35,915	117,000	3,135	409,985
Chief Risk Officer	2009	250,800	—	—	124,000	15,789	390,589
_______________________

(1)	Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP.

(2)	Represents amounts paid under the 2011 EIP during 2012 in respect of service performed in 2011, and under the 2010 EIP during 2011 in respect of service performed in 2010. No EIP was offered in 2009.

(3)
The amounts shown reflect the actuarial increase in the present value of the named executive officer's benefits under all pension plans established by the Bank determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan that we offer.

(4)
See the Other Compensation Table below for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, and perquisites.

(5)
Mr. Hjerpe was awarded and paid a $55,000 bonus in 2010 in recognition of his significant accomplishments during the first year of his leadership. At the time that Mr. Hjerpe commenced employment in July 2009, the board committed to consider such a bonus at the end of 2009. The board deferred consideration of the bonus until July 2010, a date by when the board determined that our economic performance had demonstrably improved.

(6)	Mr. Hjerpe's 2009 compensation is reflective of his commencement of employment on July 1, 2009.

(7)
The 2011 bonus amounts for Mr. Nitkiewicz and Ms. Elliott are cash awards based on their years of service (20 and 30 years, respectively). The amounts of these awards are the same amounts paid to any employee that completed as many years of service in 2011.

(8)	The 2009 bonus amount shown for Ms. Elliott was in recognition of Ms. Elliot's service in 2009 as interim president and chief executive officer.

Other Compensation Table

Name	Year	Contributions to Defined Contribution Plans(a)	Insurance Premiums	Perquisites(b)	Total
Edward A. Hjerpe III	2011	$42,155	$—	$20,511	$62,666
	2010	33,750	—	51,299	85,049
	2009	16,500	—	21,817	38,317
Frank Nitkiewicz	2011	21,339	2,475	—	23,814
	2010	18,450	2,290	—	20,740
	2009	18,300	2,129	—	20,429
M. Susan Elliott	2011	21,618	5,642	—	27,260
	2010	18,081	5,078	—	23,159
	2009	19,344	4,503	—	23,847
Earl W. Baucom	2011	18,705	—	—	18,705
	2010	11,784	—	—	11,784
	2009	12,404	—	—	12,404
George H. Collins	2011	11,888	—	—	11,888
	2010	3,135	—	—	3,135
	2009	15,789	—	—	15,789
_______________________

(a)
Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in the Nonqualified Deferred Compensation Table below.

The Pentegra Defined Contribution Plan, a 401(k) thrift plan, excludes hourly, flex staff, and short-term employees from participation, but continues to include all other employees. Employees may elect to defer one percent to 50 percent of their plan salary, as defined in the plan document. We make contributions based on the amount the employee contributes, up to the first three percent of plan salary, multiplied by the following factors:

•	100 percent during the second and third years of employment.

•	150 percent during the fourth and fifth years of employment.

•	200 percent following completion of five or more years of employment.

Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2011, the maximum elective deferral amount was $16,500 (or $22,000 per year for participants who attain age 50 in 2011), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $14,700 (three percent multiplied by two multiplied by the $245,000 IRC compensation limit).

A description of the Thrift BEP follows the Nonqualified Deferred Compensation Table.

(b)
Amount for Mr. Hjerpe includes the following perquisites: personal use of a Bank-owned vehicle, reimbursement for apartment expenses, parking, reimbursement for mass transportation, spousal travel expenses and airline program memberships.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2011 EIP, for our named executive officers:

Grants of Plan-Based Awards for Fiscal Year 2011

	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Short-Term Component:	Threshold	Target	Excess
Mr. Hjerpe	$80,325	$160,650	$240,975
Mr. Nitkiewicz	31,403	62,806	94,208
Ms. Elliott	31,403	62,806	94,208
Mr. Baucom	27,240	54,480	81,720
Mr. Collins	26,153	52,306	78,458

Long-Term Component:
Mr. Hjerpe
If short-term component results in:	Threshold	Target	Excess
Threshold	$26,775	$53,550	$80,325
Target	53,550	107,100	160,650
Excess	80,325	160,650	240,975

Mr. Nitkiewicz
If short-term component results in:	Threshold	Target	Excess
Threshold	$10,468	$20,935	$31,403
Target	20,935	41,870	62,806
Excess	31,403	62,806	94,208

Ms. Elliott
If short-term component results in:	Threshold	Target	Excess
Threshold	$10,468	$20,935	$31,403
Target	20,935	41,870	62,806
Excess	31,403	62,806	94,208

Mr. Baucom
If short-term component results in:	Threshold	Target	Excess
Threshold	$9,080	$18,160	$27,240
Target	18,160	36,320	54,480
Excess	27,240	54,480	81,720

Mr. Collins
If short-term component results in:	Threshold	Target	Excess
Threshold	$8,718	$17,435	$26,153
Target	17,435	34,870	52,306
Excess	26,153	52,306	78,458
______________________

(1)
Amounts represent potential awards under the 2011 EIP; actual amounts awarded are reflected in the Summary Compensation Table above. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.

Retirement Plan

The following table sets forth the pension benefits for the fiscal year ended December 31, 2011, for our named executive officers.

Pension Benefits Table

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2011
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	19.67	(3)	$784,000	$—
	Pension BEP	2.50		124,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	19.83		772,000	—
	Pension BEP	20.83		731,000	—
M. Susan Elliott	Pentegra Defined Benefit Plan	29.58		1,589,000	—
	Pension BEP	30.08		1,233,000	—
Earl W. Baucom	Pentegra Defined Benefit Plan	5.17		363,000	—
	Pension BEP	6.17		277,000	—
George H. Collins	Pentegra Defined Benefit Plan	13.83	(4)	567,000	—
	Pension BEP	14.33	(5)	255,000	—
_______________________

(1)	Equals number of years of credited service as of December 31, 2011.

(2)	See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 18 — Employee Retirement Plans for a description of valuation methods and assumptions.

(3)
Number of years of credited service for the Pentegra Defined Benefit Plan includes 12.59 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

(4)	Number of years of credited service for the Pentegra Defined Benefit Plan includes 2.33 years of service at the FHLBank of Pittsburgh.

(5)	Number of years of credited service for the Pension BEP includes recognition of 2.83 years of service at the FHLBank of Pittsburgh.

We participate in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. Employees become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary, subject to the applicable IRC limits on annual earnings ($245,000 for 2011). For participants hired prior to January 9, 2006, the benefit is calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. For the other participants, the benefit is calculated as 1.50 percent multiplied by the participant's years of benefit service multiplied by the high five-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," then the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, then the benefit is reduced by an early retirement factor of three percent per year for participants hired prior to January 9, 2006, and, for the other participants, the benefit is reduced by an actuarial equivalency factor for each year that payments commence before age 65.

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

•
recognizing the participant's full tenure with us or any other employer participating in the Pentegra Defined Benefit Plan from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, for each named executive officer who was a participant before January 1, 2009, and for all other participants, recognizing only the participant's years of service with us from initial date of employment with us, but disregarding prior service of participants who were re-employed by us and received a full distribution of the Pension BEP benefit at the time of termination;

•
applying an increased benefit accrual rate of 2.375 percent of the participant's highest three-year average salary, multiplied by the participant's total benefit service, for those whose most recent date of hire by the Bank is prior to January 9, 2006, and who have continuously been an “Executive Officer” (as such term is defined by the plan) since January 1, 2008, and, for all other participants, applying the same accrual rate and average salary as the participant is eligible to receive under the Pentegra Defined Benefit Plan; and

•
reduced by the participant's actual accrued benefit from the Pentegra Defined Benefit Plan. As in the Pentegra Defined Benefit Plan for those employees hired before January 9, 2006, benefits from the Pension BEP are reduced by an early retirement factor of, for participants hired prior to January 9, 2006, three percent per year, and for the other participants, benefits are reduced by an actuarial equivalency factor for each year that payments commence before age 65, or, for all participants, benefits are reduced by an early retirement factor of one and a half percent if the participant satisfies the Rule of 70.

Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year, or five-year average salary, as applicable, as follows: Mr. Hjerpe, 80 percent as president; Mr. Nitkiewicz, Ms. Elliott, and Mr. Baucom, 70 percent as executive vice presidents; and Mr. Collins, 65 percent as senior vice president. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. In 2009, the Pension BEP was amended to require that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Previously, no funding standard has been applied to the Pension BEP rabbi trust which was established in 2005. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits.

Nonqualified Deferred Compensation

The following table sets forth the nonqualified deferred compensation for the fiscal year ended December 31, 2011, for our named executive officers.

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Year Ended December 31, 2011(1)	Our Contributions in Year Ended December 31, 2011(2)	Aggregate Earnings in Year Ended December 31, 2011	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2011
Edward A. Hjerpe III	$21,077	$27,455	$1,974	$—	$101,515
Frank Nitkiewicz	11,054	6,639	521	—	65,534
M. Susan Elliott	38,186	6,918	(3,388)	(45,230)	78,966
Earl W. Baucom	9,353	4,005	175	—	13,533
George H. Collins	—	—	(320)	—	4,528
_______________________

(1)	Amounts are also reported as salary in the Summary Compensation Table above.

(2)	Amounts are also reported as contributions to defined contribution plans in the Other Compensation Table above.

Thrift BEP participants may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes, typically, up to the first three percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the Pentegra Defined Contribution Plan after the first year of service. However, in 2010 the board of directors adopted the Second Amendment to the Thrift BEP so that the Personnel Committee has the flexibility to modify our matching contribution rate in an offer letter, employment agreement or other writing approved by the Personnel Committee so long as our maximum matching contribution rate does not exceed the maximum matching contribution rate available to any participant under the Pentegra Defined Contribution Plan. At this time, no Bank matching contribution rate for any named executive officer under the Thrift BEP exceeds three percent. Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. Participants may elect to receive distributions in a lump sum or in semi-annual installments over a period that does not exceed 11 years. Participants may withdraw contributions under the plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP provides participants an opportunity to defer taxation on income and to make-up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) thrift plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Personnel Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of our insolvency. In 2009, the Thrift BEP was amended to require us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010.

Post-Termination Payment

The following table represents the amount that would be payable to the named executive officers as of December 31, 2011, had their employment been terminated involuntarily for reasons other than "cause" on that date. Under our severance policy (and for Mr. Hjerpe, under the change in control agreement) and based on status in the organization and tenure for Mr. Hjerpe, Mr. Nitkiewicz, and Ms. Elliott, the amount is equal to 12 months' base salary, for Mr. Baucom the amount is equal to 6.23 months' base salary and for Mr. Collins, the amount is equal to 11.08 months' base salary, all based on annual salary in effect on December 31, 2011.

Name	Cash Severance(1)
Edward A. Hjerpe III(2)	$595,000
Frank Nitkiewicz	317,200
M. Susan Elliott	317,200
Earl W. Baucom	142,866
George H. Collins	243,849
_______________________

(1)	Severance payments do not result in an acceleration of retirement or other benefit plans as described above.

(2)	Severance payments to Mr. Hjerpe may consist of either payments under our severance policy or under the change in control agreement but not both. Each, however, provides for 12 months of base salary.

Director Compensation

We pay members of the board of directors fees for each board and committee meeting that they attend. Finance Agency regulations permit the payment of reasonable director compensation, and such compensation is subject to the Finance Agency's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The amounts paid to the members of the board of directors for attendance at board and committee meetings during the year ended December 31, 2011, along with the annual maximum compensation amounts are detailed in the following table:

Summary of the 2011 and 2010 Director Compensation Policies
	2011	2010
Fee per board meeting:
Chair of the board	$7,750	$7,750
Vice chair of the board	7,000	7,000
Audit committee chair	7,000	7,000
Other committee chairs	6,300	6,300
All other board members	5,575	5,575
Fee per committee meeting	2,000	2,000
Fee per telephonic conference call	1,325	1,325

Annual maximum compensation amounts:
Chair of the board	$60,000	$60,000
Vice chair of the board	55,000	55,000
Audit committee chair	55,000	55,000
Other committee chairs	50,000	50,000
All other board members	45,000	45,000

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings during 2011 are detailed in the following table:

2011 Director Compensation
Fees Earned or Paid in Cash
Jan A. Miller, Chair	$60,000
Jay F. Malcynsky, Vice Chair	55,000
Andrew J. Calamare	55,000
Joan Carty	45,000
Patrick E. Clancy	50,000
Steven A. Closson	50,000
Peter F. Crosby	45,000
John H. Goldsmith	50,000
Cornelius K. Hurley	50,000
A. James Lavoie	45,000
Mark E. Macomber	50,000
Kevin M. McCarthy	50,000
Gerald T. Mulligan	45,000
Emil J. Ragones	45,000
John F. Treanor	45,000
Kenneth A. Wilman Jr.	45,000
$785,000

Directors may elect to defer the receipt of meeting fees pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. Finance Agency regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $146,000 for the year ended December 31, 2011.

For 2012, the 2012 Directors Compensation Policy is the same as the 2011 Directors Compensation Policy providing for the following payments and compensation caps:

Summary of the 2012 Director Compensation Policy
2012 Director Compensation
Fee per board meeting:
Chair of the board	$7,750
Vice chair of the board	7,000
Audit committee chair	7,000
Other committee chairs	6,300
All other board members	5,575
Fee per committee meeting	2,000
Fee per telephonic conference call	1,325

Annual maximum compensation amounts:
Chair of the board	$60,000
Vice chair of the board	55,000
Audit committee chair	55,000
Other committee chairs	50,000
All other board members	45,000

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a cooperative, our members or former members own all of our outstanding capital stock, and our directors are elected by and a majority are from our membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. See Item 10 – Directors, Executive Officers and Corporate Governance for additional information on the election of our directors. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 29, 2012, are noted in the following table.

Members Holding Five Percent or More of Outstanding Capital Stock (dollars in thousands)
Member Name and Address	Capital Stock	Percent of Total Capital Stock
Bank of America Rhode Island, N.A.(1)	$1,082,548	28.07%
111 Westminster Street
Providence, Rhode Island 02903

CW Reinsurance Company(1)	2,163	0.06
4500 Park Granada, CH-11
Calabasas, CA 91302

RBS Citizens, N.A.	515,748	13.38
One Citizens Plaza
Providence, Rhode Island 02903

_______________________

(1)	Bank of America Rhode Island, N.A. and CW Reinsurance Company are subsidiaries of Bank of America Corporation.

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these elected directors serve as officers or directors of members that own our capital stock. The following table provides capital stock outstanding to members whose officers or directors were serving as our directors as of February 29, 2012 (dollars in thousands):

Member Name and Address	Capital Stock	Percent of Total Capital Stock
The Washington Trust Company	$42,008	1.09%
23 Broad Street
Westerly, Rhode Island 02891

Eastern Bank Corporation	32,648	0.85
One Eastern Place
Lynn, Massachusetts 01901

Middlesex Savings Bank	24,745	0.64
6 Main Street
Natick, Massachusetts 01760

Androscoggin Savings Bank	6,884	0.18
30 Lisbon Street
Lewiston, Maine 04240

Hoosac Bank (1)	6,699	0.17
93 Main Street
North Adams, MA 01247

The Savings Bank Life Insurance Company of Massachusetts	5,832	0.15
1 Linscott Road
Woburn, Massachusetts 01801

Newport Federal Savings Bank	5,730	0.15
100 Bellevue Avenue
Newport, Rhode Island 02840

Williamstown Savings Bank (1)	5,623	0.15
795 Main Street
Williamstown, MA 01267

Passumpsic Savings Bank	3,793	0.10
124 Railroad Street
St. Johnsbury, Vermont 05819

Northwest Community Bank (2)	3,633	0.09
86 Main Street
Winsted, Connecticut 06098

South Coastal Bank (1)	3,446	0.09
279 Union Street

Rockland, MA 02370

Litchfield Bancorp (2)	2,679	0.07
294 West Street
Litchfield, Connecticut 06759

Collinsville Savings Society (2)	2,101	0.05
136 Main Street
Collinsville, Connecticut 06022

Profile Bank	994	0.03
45 Wakefield Street
Rochester, NH 03867

Total stock ownership by members whose officers or directors serve as directors of the Bank	$146,815	3.81%
_______________________

(1)	Hoosac Bank, Williamstown Savings Bank and South Coastal Bank are subsidiaries of the same holding company.

(2)	Northwest Community Bank, Litchfield Bancorp and Collinsville Savings Society are subsidiaries of the same holding company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have a cooperative ownership structure. As such, capital stock ownership in the Bank is a prerequisite to transacting any member business with us. Our members and certain former members or their successors own all of our stock, the majority of our directors are elected by and from the membership, and we conduct our advances and mortgage loan business almost exclusively with members. Grants under the AHP and AHP advances are also made in partnership or in connection with our members. Therefore, in the normal course of business, we extend credit and offer services and AHP benefits to members whose officers and directors may serve as our directors, as well as to members who hold five percent or more of our capital stock. It is our policy that extensions of credit, all other Bank products and services, and AHP benefits are offered on terms and conditions that are no more favorable to such members than the terms and conditions of comparable transactions with other members.

In addition, we may purchase short-term investments, federal funds, and MBS from, and enter into interest-rate-exchange agreements with, members or their affiliates whose officers or directors serve as directors of the Bank, as well as from members or their affiliates who hold five percent or more of our capital stock. All such purchase transactions are effected at the then-current market rate and all MBS are purchased through securities brokers or dealers, also at the then-current market rate.

For the year ended December 31, 2011, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy) and our Code of Ethics and Business Conduct (Code of Ethics), both of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in any of our members that is not transacted in the ordinary course of the member's business and, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and financial relationships with members. Employees are also required to disclose annually certain financial interests or financial relationships with any other person or in any entity doing business with the

Bank. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics on a day-to day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Carol Hempfling Pratt, senior vice president, general counsel and corporate secretary of the Bank.

Director Independence

General

The board of directors is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of the board of directors' Audit Committee. Second, SEC rules require that our board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.

As of the date of this report, our board of directors is constituted of nine member directors and seven independent directors, as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

Finance Agency Regulations Regarding Independence

The Finance Agency regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the Finance Agency's regulations on these independence standards. As of March 23, 2012, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

SEC Rule Regarding Independence

SEC rules require our board of directors to adopt a standard of independence to evaluate its directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the board of directors' Audit Committee financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 23, 2012, all of our independent (that is, nonmember) directors are independent, including Directors Calamare, Carty, Clancy, Goldsmith, Hurley, Malcynsky, and Ragones. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with us by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with us by any director's institution at a specific time.

The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current member directors on the board's Audit Committee, including Directors Crowe, Lavoie, Treanor, and Miller (ex officio) are independent under the NYSE standards for audit committee members. The board determined that all of the independent directors on the board's Audit Committee, including Directors Calamare (chair), Ragones (vice chair), and Clancy, are independent under the NYSE independence standards for audit committee members. The board also determined that Director Ragones is the "audit committee financial expert" within the meaning of the SEC rules, and further determined that as of March 23, 2012, is independent under NYSE standards. As stated above, the board determined that each director on the Audit Committee is independent under the Finance Agency's regulations applicable to the board's Audit Committee.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2011 and 2010, as well as the fees billed by PwC for audit-related services rendered by PwC to us during 2011 and 2010.

Audit Fees (dollars in thousands)

	Year Ended December 31,
	2011	2010
Audit fees(1)	$774	$806
Audit-related fees(2)	47	53
All other fees	—	—
Tax fees	—	—
Total	$821	$859
_______________________

(1)
Audit fees consist of fees incurred in connection with the audit of our financial statements, review of quarterly or annual management's discussion and analysis, and review of financial information filed with the SEC.

(2)
Audit-related fees consist of fees related to accounting research and consultations, operations reviews of new products and supporting processes, and fees related to participation in and presentations at conferences.

The Audit Committee selects our independent registered public accounting firm and preapproves all audit services to be provided by it to us. The Audit Committee also reviews and preapproves all audit-related and nonaudit-related services rendered by the independent registered public accounting firm in accordance with the Audit Committee's charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)    Financial Statements

Our financial statements are set forth under Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b)    Financial Statement Schedule

None.

c)     Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on February 2, 2010
4	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.2 to our Form 8-K filed with the SEC on August 5, 2011
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan as amended and restated on December 30, 2008, effective January 1, 2009 *	Exhibit 10.2.3 to our 2008 Form 10-K filed with the SEC on April 10, 2009
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.3 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.2.3	Second Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective July 1, 2010*	Exhibit 10.1 to our Second Quarter 2010 Form 10-Q filed with the SEC on August 12, 2010
10.3	The Federal Home Loan Bank of Boston 2010 Executive Incentive Plan *	Exhibit 10.3.1 to our First Quarter 2010 Form 10-Q filed with the SEC on May 13, 2010
10.3.1	The Federal Home Loan Bank of Boston 2010 Executive Initiative Plan (Revised December 2010) *	Exhibit 4.1 to our Form 8-K filed with the SEC on December 28, 2010
10.4	Lease between BP 111 Huntington Ave LLC and the Federal Home Loan Bank of Boston	Exhibit 10.4 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
10.4.1	Amendment to Lease between the Federal Home Loan Bank of Boston and BP 111 Huntington Avenue LLC	Exhibit 10.2 to our Form 8-K filed with the SEC on October 27, 2010
10.4.2	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.5	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007

10.6	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.1 to Form 8-K filed with the SEC on June 23, 2006
10.7.1	The Federal Home Loan Bank of Boston 2010 Director Compensation Policy *	Exhibit 10.7.4 to our 2009 Form 10-K filed with the SEC on March 22, 2010
10.7.2	The Federal Home Loan Bank of Boston 2011 Director Compensation Policy *	Exhibit 10.1. to our Form 8-K filed with the SEC on February 3, 2011
10.7.3	The Federal Home Loan Bank of Boston 2012 Director Compensation Policy*	Exhibit 10.1 to our Form 8-K as filed with the SEC on December 22, 2011
10.8	Offer Letter for Edward A. Hjerpe III, dated May 18, 2009 *	Exhibit 10.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.8.1	Amendment to Offer Letter for Edward A. Hjerpe III, dated July 3, 2009 *	Exhibit 10.1.1 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.9	Change in Control Agreement between the Federal Home Loan Bank of Boston and Edward A. Hjerpe III, dated as of May 18, 2009 *	Exhibit 10.1.2 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.10	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 of our Form 8-K filed with the SEC on August 5, 2011.
10.11	Severance Policy, as adopted March 23, 2012 *	Filed within this Form 10-K
12	Computation of ratios of earnings to fixed charges	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 23, 2012	By:	/s/	EDWARD A. HJERPE III
Edward A. Hjerpe III President and Chief Executive Officer
March 23, 2012	By:	/s/	FRANK NITKIEWICZ
Frank Nitkiewicz Executive Vice President and Chief Financial Officer
March 23, 2012	By:	/s/	BRIAN G. DONAHUE
Brian G. Donahue First Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2012	By:	/s/	ANDREW J. CALAMARE
Andrew J. Calamare Director
March 23, 2012	By:	/s/	JOAN CARTY
Joan Carty Director
March 23, 2012	By:	/s/	STEVEN A. CLOSSON
Steven A. Closson Director
March 23, 2012	By:	/s/	PETER F. CROSBY
Peter F. Crosby Director
March 23, 2012	By:	/s/	STEPHEN G. CROWE
Stephen G. Crowe Director
March 23, 2012	By:	/s/	JOHN H. GOLDSMITH
John H. Goldsmith Director
March 23, 2012	By:	/s/	CORNELIUS K. HURLEY
Cornelius K. Hurley Director
March 23, 2012	By:	/s/	A. JAMES LAVOIE
A. James Lavoie Director

March 23, 2012	By:	/s/	MARK E. MACOMBER
Mark E. Macomber Director
March 23, 2012	By:	/s/	JAY F. MALCYNSKY
Jay F. Malcynsky Director
March 23, 2012	By:	/s/	KEVIN M. MCCARTHY
Kevin M. McCarthy Director
March 23, 2012	By:	/s/	JAN A. MILLER
Jan A. Miller Director
March 23, 2012	By:	/s/	EMIL J. RAGONES
Emil J. Ragones Director
March 23, 2012	By:	/s/	JOHN F. TREANOR
John F. Treanor Director
March 23, 2012	By:	/s/	KENNETH A. WILMAN JR.
Kenneth A. Wilman Jr. Director