Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Boston
filed 2012-05-11
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51402
––––––––––––––––––––––––––––––––––––––––––––––––––––––––––
FEDERAL HOME LOAN BANK OF BOSTON
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	04-6002575 (I.R.S. employer identification number)

800 Boylston Street Boston, MA (Address of principal executive offices)	02199 (Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2012
Class A Stock, par value $100	zero
Class B Stock, par value $100	36,261,817

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$108,162	$112,094
Interest-bearing deposits	292	177
Securities purchased under agreements to resell	4,000,000	6,900,000
Federal funds sold	2,375,000	2,270,000
Investment securities:
Trading securities	270,984	274,164
Available-for-sale securities - includes $108,994 and $119,118 pledged as collateral at March 31, 2012, and December 31, 2011, respectively that may be repledged	5,612,171	5,280,199
Held-to-maturity securities - includes $112,445 and $128,073 pledged as collateral at March 31, 2012, and December 31, 2011, respectively that may be repledged (a)	6,331,384	6,655,008
Total investment securities	12,214,539	12,209,371
Advances	24,891,964	25,194,898
Mortgage loans held for portfolio, net of allowance for credit losses of $6,595 and $7,800 at March 31, 2012, and December 31, 2011, respectively	3,166,457	3,109,223
Accrued interest receivable	104,733	116,517
Premises, software, and equipment, net	4,169	4,518
Derivative assets, net	180	16,521
Other assets	46,403	35,018
Total Assets	$46,911,899	$49,968,337
LIABILITIES
Deposits:
Interest-bearing	$725,190	$627,127
Non-interest-bearing	35,184	27,119
Total deposits	760,374	654,246
Consolidated obligations:
Bonds	28,533,735	29,879,460
Discount notes	12,834,056	14,651,793
Total consolidated obligations	41,367,791	44,531,253
Mandatorily redeemable capital stock	214,859	227,429
Accrued interest payable	138,772	110,782
Affordable Housing Program (AHP) payable	38,550	34,241
Derivative liabilities, net	842,165	905,304
Other liabilities	226,211	16,048
Total liabilities	43,588,722	46,479,303
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 34,026 shares and 36,253 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	3,402,556	3,625,348
Retained earnings:
Unrestricted	408,154	375,158
Restricted	32,299	22,939
Total retained earnings	440,453	398,097
Accumulated other comprehensive loss	(519,832)	(534,411)
Total capital	3,323,177	3,489,034
Total Liabilities and Capital	$46,911,899	$49,968,337
______________________________________
(a)   Fair values of held-to-maturity securities were $6,421,299 and $6,663,066 at March 31, 2012, and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Advances	$79,519	$86,488
Prepayment fees on advances, net	4,302	1,193
Securities purchased under agreements to resell	2,189	540
Federal funds sold	511	2,401
Trading securities	2,550	5,397
Available-for-sale securities	14,415	18,188
Held-to-maturity securities	38,723	39,928
Prepayment fees on investments	87	14
Mortgage loans held for portfolio	34,765	38,334
Total interest income	177,061	192,483
INTEREST EXPENSE
Consolidated obligations - bonds	106,827	120,126
Consolidated obligations - discount notes	1,583	5,139
Deposits	18	129
Mandatorily redeemable capital stock	290	136
Other borrowings	1	2
Total interest expense	108,719	125,532
NET INTEREST INCOME	68,342	66,951
(Reduction of) provision for credit losses	(1,151)	51
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	69,493	66,900
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(6,378)	(6,787)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	3,418	(23,797)
Net other-than-temporary impairment losses on investment securities, credit portion	(2,960)	(30,584)
Service fees	1,499	2,045
Net unrealized losses on trading securities	(2,098)	(1,897)
Net gains on derivatives and hedging activities	1,739	1,821
Realized gain from sale of available-for-sale securities	—	8,369
Other	105	154
Total other loss	(1,715)	(20,092)
OTHER EXPENSE
Compensation and benefits	8,872	8,171
Other operating expenses	4,252	4,375
Federal Housing Finance Agency (Finance Agency)	1,325	1,298
Office of Finance	705	940
Other	592	536
Total other expense	15,746	15,320
INCOME BEFORE ASSESSMENTS	52,032	31,488
AHP	5,232	2,584
Resolution Funding Corporation (REFCorp)	—	5,781
Total assessments	5,232	8,365
NET INCOME	$46,800	$23,123

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME THREE MONTHS ENDED MARCH 31, 2012 and 2011 (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2012	2011
Net income	$46,800	$23,123
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities
Net unrealized gains	849	3,632
Reclassification adjustment for realized gain included in net income	—	(8,369)
Total net unrealized gains (losses) on available-for-sale securities	849	(4,737)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	(4,365)	(5,026)
Reclassification adjustment for noncredit component included in net income	947	28,823
Accretion of noncredit portion	20,070	47,989
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	16,652	71,786
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(3,002)	—
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4	3
Total net unrealized (losses) gains relating to hedging activities	(2,998)	3
Pension and postretirement benefits	76	25
Total other comprehensive income	14,579	67,077
Total comprehensive income	$61,379	$90,200

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (dollars and shares in thousands) (unaudited)
	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$—	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	16	1,584					1,584
Shares reclassified to mandatorily redeemable capital stock	(200)	(20,000)					(20,000)
Comprehensive income			23,123	—	23,123	67,077	90,200
Cash dividends on capital stock			(2,770)		(2,770)		(2,770)
BALANCE, MARCH 31, 2011	36,460	$3,646,009	$269,544	$—	$269,544	$(571,034)	$3,344,519

BALANCE DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	147	14,620					14,620
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Comprehensive income			37,440	9,360	46,800	14,579	61,379
Cash dividends on capital stock			(4,444)		(4,444)		(4,444)
BALANCE, MARCH 31, 2012	34,026	$3,402,556	$408,154	$32,299	$440,453	$(519,832)	$3,323,177

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$46,800	$23,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(3,573)	(316)
(Reduction of) provision for credit losses	(1,151)	51
Change in net fair value adjustments on derivatives and hedging activities	49,596	(21,224)
Net other-than-temporary impairment losses on investment securities, credit portion	2,960	30,584
Realized gain from sale of available-for-sale securities	—	(8,369)
Other adjustments	(28)	(146)
Net change in:
Market value of trading securities	2,098	1,897
Accrued interest receivable	11,784	19,362
Other assets	(5,831)	1,366
Accrued interest payable	27,990	18,121
Other liabilities	2,853	4,273
Total adjustments	86,698	45,599
Net cash provided by operating activities	133,498	68,722

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(115)	(47)
Securities purchased under agreements to resell	2,900,000	1,925,000
Federal funds sold	(105,000)	(1,550,000)
Premises, software, and equipment	(107)	(104)
Trading securities:
Net increase in short-term	—	(35,000)
Proceeds from long-term	1,081	1,111
Available-for-sale securities:
Proceeds from long-term	521,499	1,506,452
Purchases of long-term	(698,491)	(492,011)
Held-to-maturity securities:
Proceeds from long-term	333,660	376,270
Purchases of long-term	—	(489,575)
Advances to members:
Proceeds	22,120,131	44,133,804
Disbursements	(21,860,085)	(42,130,996)
Mortgage loans held for portfolio:
Proceeds	189,335	211,503
Purchases	(250,428)	(135,596)
Proceeds from sale of foreclosed assets	1,558	2,751
Net cash provided by investing activities	3,153,038	3,323,562

FINANCING ACTIVITIES
Net change in deposits	87,747	65,326
Net payments on derivative contracts with a financing element	(6,228)	(8,403)
Net proceeds from issuance of consolidated obligations:

Discount notes	34,737,933	225,522,901
Bonds	2,691,626	1,925,539
Payments for maturing and retiring consolidated obligations:
Discount notes	(36,556,041)	(227,553,487)
Bonds	(4,005,700)	(2,955,000)
Proceeds from issuance of capital stock	14,620	1,584
Payments for redemption of mandatorily redeemable capital stock	(12,570)	(3,469)
Payments for repurchase of capital stock	(237,412)	—
Cash dividends paid	(4,443)	(2,770)
Net cash used in financing activities	(3,290,468)	(3,007,779)
Net (decrease) increase in cash and due from banks	(3,932)	384,505
Cash and due from banks at beginning of the year	112,094	6,151
Cash and due from banks at end of the period	$108,162	$390,656
Supplemental disclosures:
Interest paid	$102,481	$127,518
AHP payments	$502	$1,930
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$2,883	$2,862

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The presentation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the SEC) on March 23, 2012 (the 2011 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued Accounting Standards and Interpretations

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the Financial Accounting Standards Board (the FASB) and the International Accounting Standards Board (the IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require us to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on our statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for interim and annual periods beginning on January 1, 2013, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single financial statement or in two consecutive financial statements. In a single continuous statement, an entity is required to present the components of net income and total net income, the components of other comprehensive income, and a total for other comprehensive income, as well as a total for comprehensive income. In a two-statement approach, an entity is required to present the components of net income and total net income in its statement of net income. The statement of other comprehensive income should follow immediately and include the components of other comprehensive income as well as totals for both other comprehensive income and comprehensive income. This guidance eliminates the option to present other comprehensive income in the statement of changes in stockholders' equity. We have elected the two-statement approach for interim and annual periods beginning on January 1, 2012, and we have applied this guidance retrospectively for all periods presented. The adoption of this guidance is limited to the presentation of our interim and annual financial statements and did not affect our financial condition, results of operations, or cash flows. See Note 15 — Accumulated Other Comprehensive Loss for disclosures required under this amended guidance.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the income statement. This guidance was effective for interim and annual periods beginning on January 1, 2012. We adopted the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair-value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or IFRS. These amendments do not require additional fair-value measurements. This guidance generally represents clarifications to the application of existing fair-value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair-value measurements has changed. This guidance became effective for interim and annual periods beginning on January 1, 2012, and will be applied prospectively. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not have a material effect on our financial condition, results of operations, or cash flows. See Note 17 — Fair Value for disclosures under this amended guidance.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance was effective for interim and annual periods beginning on January 1, 2012, and was applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of this guidance did not have a material effect on our financial condition, results of operations, or cash flows.

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying loans, REO, and certain other assets excluding investment securities, and prescribes the timing of asset charge-offs. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. We are currently assessing the effect, if any, that this guidance will have on our results of operations or financial condition.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of March 31, 2012, and December 31, 2011, were (dollars in thousands):

	March 31, 2012	December 31, 2011
Mortgage-backed securities (MBS)
United States (U.S.) government-guaranteed – residential	$18,344	$18,880
Government-sponsored enterprises (GSEs) – residential	6,197	6,663
GSEs – commercial	246,443	248,621
Total	$270,984	$274,164

Net unrealized losses on trading securities for the three months ended March 31, 2012 and 2011, amounted to $2.1 million and $1.9 million for securities held on March 31, 2012 and 2011, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of March 31, 2012, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$486,123	$—	$(35,085)	$451,038
Corporate bonds (2)	510,233	1,449	—	511,682
U.S. government-owned corporations	316,312	—	(49,205)	267,107
GSEs	2,335,812	46,188	(17,257)	2,364,743
	3,648,480	47,637	(101,547)	3,594,570
MBS
U.S. government guaranteed – residential	86,105	455	—	86,560
GSEs – residential	1,821,959	7,766	(1,556)	1,828,169
GSEs – commercial	103,338	—	(466)	102,872
	2,011,402	8,221	(2,022)	2,017,601
Total	$5,659,882	$55,858	$(103,569)	$5,612,171
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

As of March 31, 2012, the amortized cost of our available-for-sale securities included net premiums of $78.4 million. Of that amount, $72.7 million of net premiums related to non-MBS and $5.7 million of net premiums related to MBS. As of December 31, 2011, the amortized cost of our available-for-sale securities included net premiums of $77.2 million. Of that amount, $81.0 million of net premiums related to non-MBS and $3.8 million of net discounts related to MBS.

At March 31, 2012, and December 31, 2011, 22.2 percent and 25.4 percent, respectively, of our fixed-rate available-for-sale securities were swapped to a floating rate.

The following table summarizes our available-for-sale securities with unrealized losses as of March 31, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$451,038	$(35,085)	$451,038	$(35,085)
U.S. government-owned corporations	—	—	267,107	(49,205)	267,107	(49,205)
GSEs	—	—	115,476	(17,257)	115,476	(17,257)
	—	—	833,621	(101,547)	833,621	(101,547)
MBS
GSEs – residential	369,551	(1,556)	—	—	369,551	(1,556)
GSEs – commercial	—	—	102,872	(466)	102,872	(466)
	369,551	(1,556)	102,872	(466)	472,423	(2,022)
Total temporarily impaired	$369,551	$(1,556)	$936,493	$(102,013)	$1,306,044	$(103,569)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at March 31, 2012 and December 31, 2011, were (dollars in thousands):

	March 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$966,594	$970,132	$1,213,636	$1,217,440
Due after one year through five years	1,746,718	1,790,817	1,957,683	2,008,268
Due after five years through 10 years	—	—	—	—
Due after 10 years	935,168	833,621	983,553	875,111
	3,648,480	3,594,570	4,154,872	4,100,819
MBS (1)	2,011,402	2,017,601	1,173,887	1,179,380
Total	$5,659,882	$5,612,171	$5,328,759	$5,280,199
_______________________

(1)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Sale of Available-for-Sale Securities. We did not sell any available-for-sale securities during the three months ended March 31, 2012. During the three months ended March 31, 2011, we received proceeds of $1.4 billion from the sale of available-for-sale securities and recognized a gain of $8.4 million on the sale.

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of March 31, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$17,531	$—	$17,531	$1,637	$—	$19,168
State or local housing-finance-agency obligations (HFA securities)	199,554	—	199,554	82	(26,555)	173,081
GSEs	70,528	—	70,528	2,317	—	72,845
	287,613	—	287,613	4,036	(26,555)	265,094
MBS
U.S. government guaranteed – residential	48,154	—	48,154	941	—	49,095
U.S. government guaranteed – commercial	470,484	—	470,484	6,309	—	476,793
GSEs – residential	2,859,802	—	2,859,802	79,245	(955)	2,938,092
GSEs – commercial	1,170,116	—	1,170,116	82,671	—	1,252,787
Private-label – residential	1,891,964	(433,066)	1,458,898	43,490	(94,818)	1,407,570
Private-label – commercial	10,545	—	10,545	536	—	11,081
Asset-backed securities (ABS) backed by home equity loans	27,050	(1,278)	25,772	134	(5,119)	20,787
	6,478,115	(434,344)	6,043,771	213,326	(100,892)	6,156,205
Total	$6,765,728	$(434,344)	$6,331,384	$217,362	$(127,447)	$6,421,299

Our held-to-maturity securities as of December 31, 2011, were (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$18,721	$—	$18,721	$1,697	$—	$20,418
HFA securities	202,438	—	202,438	61	(34,459)	168,040
GSEs	70,950	—	70,950	2,510	—	73,460
	292,109	—	292,109	4,268	(34,459)	261,918
MBS
U.S. government guaranteed – residential	50,912	—	50,912	934	—	51,846
U.S. government guaranteed – commercial	483,938	—	483,938	4,685	—	488,623
GSEs – residential	3,024,212	—	3,024,212	78,548	(1,105)	3,101,655
GSEs – commercial	1,247,688	—	1,247,688	86,252	—	1,333,940
Private-label – residential	1,969,237	(449,654)	1,519,583	18,789	(145,285)	1,393,087
Private-label – commercial	10,541	—	10,541	549	—	11,090
ABS backed by home equity loans	27,367	(1,342)	26,025	128	(5,246)	20,907
	6,813,895	(450,996)	6,362,899	189,885	(151,636)	6,401,148
Total	$7,106,004	$(450,996)	$6,655,008	$194,153	$(186,095)	$6,663,066

As of March 31, 2012, the amortized cost of our held-to-maturity securities included net discounts of $527.0 million. Of that amount, net premiums of $3.2 million related to non-MBS and net discounts of $530.2 million related to MBS. As of December

31, 2011, the amortized cost of our held-to-maturity securities included net discounts of $536.4 million. Of that amount, net premiums of $3.6 million related to non-MBS and net discounts of $540.0 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of March 31, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$379	$(1)	$157,606	$(26,554)	$157,985	$(26,555)

MBS
GSEs – residential	172,485	(334)	85,743	(621)	258,228	(955)
Private-label – residential	18,469	(4,527)	1,378,142	(480,369)	1,396,611	(484,896)
ABS backed by home equity loans	654	(5)	20,133	(6,258)	20,787	(6,263)
	191,608	(4,866)	1,484,018	(487,248)	1,675,626	(492,114)
Total	$191,987	$(4,867)	$1,641,624	$(513,802)	$1,833,611	$(518,669)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at March 31, 2012, and December 31, 2011, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	March 31, 2012			December 31, 2011
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,360	$1,360	$1,377	$1,360	$1,360	$1,369
Due after one year through five years	70,908	70,908	73,223	71,370	71,370	73,878
Due after five years through 10 years	37,216	37,216	38,607	38,405	38,405	39,733
Due after 10 years	178,129	178,129	151,887	180,974	180,974	146,938
	287,613	287,613	265,094	292,109	292,109	261,918
MBS (2)	6,478,115	6,043,771	6,156,205	6,813,895	6,362,899	6,401,148
Total	$6,765,728	$6,331,384	$6,421,299	$7,106,004	$6,655,008	$6,663,066
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

Note 6 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter. As part of our evaluation of securities for other-than-temporary impairment, we consider whether we intend to sell each security for which fair value is less than amortized cost or whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, we recognize an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that meet neither of these conditions and for all residential private-label MBS, we perform a cash-flow analysis to determine whether the entire amortized cost basis of these impaired securities, including all previously other-than-temporarily impaired securities, will be recovered. If we do not expect to recover the entire amount, the unrealized loss position is considered to be other-than-temporarily impaired. We evaluate the security's other-than-temporary impairment to determine the amount of credit loss recognized in earnings, which is limited to the amount of that security's unrealized loss.

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at March 31, 2012. At March 31, 2012, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of March 31, 2012:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of March 31, 2012, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

•
Debentures issued by U.S. government corporations are not obligations of the U.S. government and not guaranteed by the U.S. government. However, these securities are rated at the same level as the U.S. government by the NRSROs. These ratings reflect the U.S. government's implicit support of the government corporation as well as the entity's underlying business and financial risk.

•
We have concluded that the probability of default on debt issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) is remote given their status as GSEs and their support from the U.S. government. Further, MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, are backed by mortgage loans conforming with those GSEs' underwriting requirements and the GSEs' guarantees of the full return of principal and interest.

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of March 31, 2012, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any security. As a result, we have determined that, as of March 31, 2012, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at March 31, 2012.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all Federal Home Loan Banks (the FHLBanks or the FHLBank System), the FHLBanks enhanced their overall other-than-temporary impairment process in 2009 by implementing a systemwide governance committee (the OTTI Governance Committee) and establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' common framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, we have used alternative procedures to assess these securities for other-than-temporary impairment. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

In accordance with related guidance from the Finance Agency, our primary regulator, we have contracted with the FHLBanks of San Francisco and Chicago to perform the cash-flow analysis underlying our other-than-temporary impairment decisions in certain instances. In the event that neither the FHLBank of San Francisco nor the FHLBank of Chicago has the ability to model a particular MBS that we own, we project the expected cash flows for that security based on our expectations as to how the underlying collateral and impact on deal structure resultant from collateral cash flows are forecasted to occur over time. These assumptions are based on factors including, but not limited to loan-level data for each security and modeling variables expectations for securities similar in nature modeled by either the FHLBank of San Francisco or the FHLBank of Chicago. We form these expectations for those securities by reviewing, when available, loan-level data for each such security, and, when such loan-level data is not available for a security, by reviewing loan-level data for similar loan pools as a proxy for such data.

Specifically, we have contracted with the FHLBank of San Francisco to perform cash-flow analyses for our residential private-label MBS other than subprime private-label MBS, and with the FHLBank of Chicago to perform cash-flow analyses for our subprime private-label MBS. The following table provides additional data on who performs these cash-flow analyses for us (dollars in thousands).

	March 31, 2012
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	167	$2,348,384	$1,835,389	$1,416,163	$1,369,304
FHLBank of Chicago	16	$23,403	$22,720	$21,546	$17,603
Our own cash-flow projections	13	$71,436	$57,508	$43,564	$37,945

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with the assumptions about future changes in home prices and interest rates, and projects prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. Our housing-price forecast as of March 31, 2012, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as follows:

Months	Recovery Range of Annualized Rates
1 - 6	0.0	to	2.8
7 - 18	0.0	to	3.0
19 - 24	1.0	to	4.0
25 - 30	2.0	to	4.0
31 - 42	2.0	to	5.0
43 - 66	2.0	to	6.0
Thereafter	2.3	to	5.6

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

We do not intend to sell these securities and believe it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. We recorded other-than-temporary impairment credit losses of $3.0 million for the three months ended March 31, 2012. For held-to-maturity securities, the noncredit portion of an other-than-temporary impairment charge that is recognized in other comprehensive income is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended March 31, 2012, we accreted $20.1 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the three months ended March 31, 2012, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $947,000 for the three months ended March 31, 2012.

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended March 31, 2012 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands). We note that we have instituted litigation on certain of the private-label MBS in which we have invested. Our complaint asserts among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example), as well as other statements about the securities, are inaccurate.

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Alt-A (1)
2007	$26,787	2.9%	2.2 - 4.9	67.9%	57.1 - 78.6	48.9%	44.3 - 56.9	18.6%	0.0 - 41.1
2006	80,408	4.9	4.0 - 5.5	62.5	55.1 - 72.9	51.8	49.7 - 55.3	0.2	0.0 - 0.7
2005	7,185	4.3	4.3	63.7	63.7	44.1	44.1	46.0	46.0
Total	$114,380	4.4%	2.2 - 5.5	63.8%	55.1 - 78.6	50.6%	44.1 - 56.9	7.4%	0.0 - 46.0

ABS backed by home equity loans
Subprime (1)
2004 and prior	$953	6.8%	6.8%	37.3%	37.3%	77.3%	77.3%	0.0%	0.0%
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

We own certain private-label MBS that are insured by third-party bond insurers (monoline insurers). Together with the other FHLBanks, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and, therefore, the burnout analysis is not applicable as discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guaranty Insurance Corp., and Ambac Assurance Corp., is not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. For the remaining monoline insurer, MBIA Insurance Corp., the burnout period as of March 31, 2012, is three months, ending June 30, 2012. None of our securities that are guaranteed by MBIA Insurance Corp. were determined to have an other-than-temporary impairment credit loss at March 31, 2012.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized in the three months ended March 31, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	March 31, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Alt-A	$114,380	$76,484	$50,843	$51,792
ABS backed by home equity loans – Subprime	953	638	466	537
Total other-than-temporarily impaired securities	$115,333	$77,122	$51,309	$52,329

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through March 31, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	March 31, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$76,567	$65,880	$48,545	$54,054
Private-label residential MBS – Alt-A	1,927,766	1,411,784	996,053	1,007,658
ABS backed by home equity loans – Subprime	6,038	5,340	4,062	4,101
Total other-than-temporarily impaired securities	$2,010,371	$1,483,004	$1,048,660	$1,065,813

The following table set forth other-than-temporary impairment credit losses that were recognized for the three months ended March 31, 2012, by investment classification (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended March 31, 2012
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion
Private-label residential MBS – Alt-A	$(6,378)	$3,421	$(2,957)
ABS backed by home equity loans – Subprime	—	(3)	(3)
Total other-than-temporarily impaired securities	$(6,378)	$3,418	$(2,960)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$544,833	$523,881
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	2
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	2,960	30,582
Reductions:
Securities matured during the period	(12,485)	(13,444)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(1,446)	(842)
Balance at end of period	$533,862	$540,179
_______________________

(1)
For the three months ended March 31, 2012 and 2011, additional credit losses for which an other-than-temporary impairment charge was previously recognized relates to all securities that were also previously impaired prior to January 1, 2012 and 2011.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$(450,996)	$(621,528)
Amounts reclassified (to) from accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(4,365)	(5,026)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	947	28,823
Net amount of impairment losses reclassified (to) from accumulated other comprehensive loss	(3,418)	23,797
Accretion of noncredit portion of impairment losses on held-to-maturity securities	20,070	47,989
Balance at end of period	$(434,344)	$(549,742)

Note 7 — Advances

General Terms. At both March 31, 2012, and December 31, 2011, we had advances outstanding with interest rates ranging from 0.00 percent to 8.37 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances.

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,475	0.50%	$7,683	0.45%
Due in one year or less	8,711,583	1.17	8,266,384	1.15
Due after one year through two years	5,086,056	1.91	5,563,728	1.98
Due after two years through three years	2,660,410	2.88	2,721,354	2.88
Due after three years through four years	2,030,385	2.90	1,997,587	2.96
Due after four years through five years	2,275,081	3.10	2,151,231	2.90
Thereafter	3,551,583	3.65	3,873,205	3.71
Total par value	24,318,573	2.20%	24,581,172	2.23%
Premiums	36,741		37,378
Discounts	(23,568)		(23,748)
Hedging adjustments	560,218		600,096
Total	$24,891,964		$25,194,898

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At March 31, 2012 and December 31, 2011, we had putable advances outstanding totaling $4.5 billion and $4.7 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	March 31, 2012		December 31, 2011
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$3,475	0.0%	$7,683	0.0%
Due in one year or less	12,325,608	50.7	12,244,459	49.8
Due after one year through two years	4,759,206	19.5	4,975,328	20.2
Due after two years through three years	2,181,660	9.0	2,231,354	9.1
Due after three years through four years	1,850,885	7.6	1,797,337	7.3
Due after four years through five years	1,479,656	6.1	1,713,831	7.0
Thereafter	1,718,083	7.1	1,611,180	6.6
Total par value	$24,318,573	100.0%	$24,581,172	100.0%

We also offer callable advances that provide borrowers with the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying us a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At both March 31, 2012, and December 31, 2011, we had callable advances outstanding totaling $2.5 million. These advances have maturity dates in 2014 and are callable in 2012.

Interest-Rate-Payment Types. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	March 31, 2012	December 31, 2011
Fixed-rate	$19,858,098	$20,096,489
Variable-rate	4,460,475	4,484,683
Total par value	$24,318,573	$24,581,172

At March 31, 2012, 38.5 percent of our fixed-rate advances were swapped to a floating rate and 0.5 percent of our variable-rate advances were swapped to a different variable-rate index.

At December 31, 2011, 39.0 percent of our fixed-rate advances were swapped to a floating rate and 0.5 percent of our variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.

Our potential credit risk from advances is principally concentrated in commercial banks, savings institutions, insurance companies and credit unions. At March 31, 2012 and December 31, 2011, we had $7.1 billion and $7.4 billion, respectively, of outstanding advances that were greater than or equal to $1.0 billion per borrower. These advances were made to three borrowers at both March 31, 2012, and December 31, 2011, representing 29.1 percent and 30.0 percent, respectively, of total par value of outstanding advances.

We lend to our members and certain nonmember institutions that are eligible to borrow from us (referred to as housing associates) chartered within the six New England states in accordance with federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act). The FHLBank Act generally requires us to hold, or have access to, collateral to secure our advances. We maintain policies and procedures that are intended to manage credit risk including, without limitation, requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the borrower's financial condition. Based on the collateral pledged as security for advances, management's credit analysis of the borrower's financial condition, and credit extension and collateral policies, we do not expect any losses on advances and expect to collect all amounts due according to the contractual terms of the advances. Therefore, we have not provided any allowance for losses on advances. For information related to our credit risk on advances and allowance for credit losses, see Note 9 — Allowance for Credit Losses.

Note 8 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance® (MPF®) program. These investments are either guaranteed or insured by federal agencies (government mortgage loans) or are credit-enhanced by the related participating financial institution (conventional mortgage loans). All such investments are held for portfolio. The mortgage loans are typically originated, credit-enhanced, and serviced by the related participating financial institution. The majority of these loans are serviced by the originating institution. However, a portion of these loans are sold servicing-released by the participating financial institution and serviced by a third party servicer.

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	March 31, 2012	December 31, 2011
Real estate
Fixed-rate 15-year single-family mortgages	$645,559	$646,539
Fixed-rate 20- and 30-year single-family mortgages	2,490,656	2,439,475
Premiums	40,751	35,420
Discounts	(5,248)	(5,708)
Deferred derivative gains and losses, net	1,334	1,297
Total mortgage loans held for portfolio	3,173,052	3,117,023
Less: allowance for credit losses	(6,595)	(7,800)
Total mortgage loans, net of allowance for credit losses	$3,166,457	$3,109,223

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	March 31, 2012	December 31, 2011
Conventional mortgage loans	$2,826,765	$2,777,100
Government mortgage loans	309,450	308,914
Total par value	$3,136,215	$3,086,014

See Note 9 — Allowance for Credit Losses for information related to our credit risk from our investments in mortgage loans and allowance for credit losses based on these investments.

"Mortgage Partnership Finance," and "MPF," are registered trademarks of the FHLBank of Chicago.

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
Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. We do not place government mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligations of each related servicer.
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
Credit Products
We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other assets we are permitted to accept as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.
Depending on the financial condition of the borrower, we may allow the borrower to retain possession of loan collateral pledged to us while agreeing to hold such collateral for our benefit or require the borrower to specifically assign or place physical possession of such loan collateral with us or a third-party custodian that we approve.
We are provided an additional safeguard for our security interests by Section 10(e) of the FHLBank Act, which generally affords any security interest granted by a borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to our security interests under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act, which provides that federal law does not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we perfect our security interests in the collateral pledged by our members, including insurance company members, by filing UCC-1 financing statements, or by taking possession or control of such collateral, or by taking other appropriate steps.
Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At March 31, 2012, and December 31, 2011, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit. The estimated value of the collateral required to secure each borrower's obligations is calculated by applying collateral discounts or haircuts.
We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2012, and December 31, 2011, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the three months ended March 31, 2012, and March 31, 2011.
Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at March 31, 2012, and December 31, 2011. At March 31, 2012, and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.
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
The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2012, and December 31, 2011. In addition, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.
Conventional Mortgage Loans Held for Portfolio
We use a model to determine our allowance for credit losses based on our investments in conventional mortgage loans. We periodically adjust the key inputs to this model in an effort intended to properly align our loss projections with the market conditions that are relevant to these loans. The key inputs to the model include past and current performance of these loans (including portfolio delinquency and default migration statistics), overall loan portfolio performance characteristics (including loss mitigation features, especially credit enhancements, as discussed below under — Credit Enhancements), and loss severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss mitigation features (including credit-enhancement and estimated credit-

enhancement fee-recovery amounts) for all master commitments. A master commitment is a document which provides the general terms under which the participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. Additionally, we review the model's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent, or from delinquent to default and make adjustments as appropriate.
We use a third-party loan loss projection model to determine our loss severity estimates for our master commitments. We update our loss severity estimates periodically as we determine appropriate, but not less than once per year. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. Additionally, we perform a quarterly loss severity update for the 10 largest master commitments, reflecting a more current housing price index. These master commitments represent approximately 58 percent of our total investments in conventional mortgage loans by outstanding principal balance.
Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. Additionally, under our temporary loan modification plan, on the effective date of a loan modification we measure the present value of expected future cash flows discounted at the loan's effective interest rate and reduce the carrying value of the loan accordingly. However, due to the credit enhancement features of the MPF program that apply to each master commitment pool, these modified loans remain in the pool of loans that are collectively evaluated for impairment. See — Troubled Debt Restructurings below for information on our temporary loan modification program.
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
Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2012 and 2011, as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2012 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended March 31,
	2012	2011
Allowance for credit losses
Balance at beginning of period	$7,800	$8,653
Charge-offs	(54)	(8)
(Reduction of) provision for credit losses	(1,151)	51
Balance at end of period	$6,595	$8,696
Ending balance, individually evaluated for impairment	$—	$—
Ending balance, collectively evaluated for impairment	$6,595	$8,696
Recorded investment, end of period (1)
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	$2,874,488	$2,867,966
_________________________

(1)
This amount excludes government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at March 31, 2012, and December 31, 2011 (dollars in thousands):

	March 31, 2012
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$29,023	$12,257	$41,280
Past due 60-89 days delinquent	11,307	3,072	14,379
Past due 90 days or more delinquent	52,438	25,983	78,421
Total past due	92,768	41,312	134,080
Total current loans	2,781,720	274,899	3,056,619
Total mortgage loans	$2,874,488	$316,211	$3,190,699
Other delinquency statistics
In process of foreclosure, included above (1)	$28,253	$8,938	$37,191
Serious delinquency rate (2)	1.84%	8.22%	2.47%
Past due 90 days or more still accruing interest	$—	$25,983	$25,983
Loans on nonaccrual status (3)	$52,438	$—	$52,438
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$41,311	$15,477	$56,788
Past due 60-89 days delinquent	11,656	5,973	17,629
Past due 90 days or more delinquent	55,876	24,925	80,801
Total past due	108,843	46,375	155,218
Total current loans	2,710,526	269,101	2,979,627
Total mortgage loans	$2,819,369	$315,476	$3,134,845
Other delinquency statistics
In process of foreclosure, included above (1)	$32,344	$7,413	$39,757
Serious delinquency rate (2)	1.99%	7.90%	2.59%
Past due 90 days or more still accruing interest	$—	$24,925	$24,925
Loans on nonaccrual status (3)	$55,876	$—	$55,876
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment.

(3)	These are only conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.
Credit Enhancements
Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.
We share with the participating financial institution the risk of credit losses on our investments in mortgage loans by structuring potential losses on these investments into layers with respect to each master commitment. We are obligated to incur the first layer or portion of credit losses (which is called first-loss account) that is not absorbed by the borrower's equity after any primary mortgage insurance. The first-loss account functions as a tracking mechanism for determining the point after which the participating financial institution is required to cover the next layer of losses up to an agreed-upon credit- enhancement amount. The credit-enhancement amount may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of a participating financial institution to provide supplemental mortgage insurance, or a combination of both. We absorb any remaining unallocated losses.
The aggregate amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in our financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to us, with a corresponding reduction of the first-loss account for that master commitment up to the amount in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of a master commitment could exceed the amount in the first-loss account. In that case, the excess losses would be charged to the participating financial institutions's credit-enhancement amount, then to us after the participating financial institution's credit-enhancement amount has been exhausted.
For loans in which we buy or sell participations to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of loans that we own that are within master commitments that include loans that are owned, in whole or in part, by other MPF Banks. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at March 31, 2012, and December 31, 2011 the amount of first-loss account remaining for losses attributable to us was $22.4 million and $23.8 million, respectively. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $749,000 and $794,000 for the three months ended March 31, 2012 and 2011, respectively.
Withheld credit-enhancement fees can mitigate losses from our investments in mortgage loans and therefore we consider our expectations by each master commitment for such withheld fees in determining the allowance for loan losses. More specifically, we determine the amount of credit-enhancement fees available to mitigate losses as follows: accrued credit-enhancement fees to be paid to participating financial institutions; plus projected credit-enhancement fees to be paid to the participating financial institutions over the next 12 months; minus any losses incurred or expected to be incurred. Available credit-enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient credit-enhancement fees to recover all losses while other master commitments may not.
The following table demonstrates the impact on our estimate of the allowance for credit losses resulting from the loss mitigating features of conventional mortgage loans (dollars in thousands).

	March 31, 2012	December 31, 2011
Total estimated losses	$10,081	$10,274
Less: estimated losses in excess of first-loss account, to be absorbed by participating financial institutions	(2,694)	(1,622)
Less: estimated performance-based credit-enhancement fees available for recapture	(792)	(852)
Net allowance for credit losses	$6,595	$7,800
Troubled Debt Restructurings
A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise.
Our program under MPF for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31 percent of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 31 percent housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the target 31 percent housing-expense ratio is met.
During the three months ended March 31, 2012, we had three troubled debt restructurings. The recorded investment in the troubled debt restructurings pre-modification and post-modification was $569,000 and $534,000, respectively as of the modification date.
As of March 31, 2012, and December 31, 2011, we had mortgage loans with a recorded investment of $983,000 and $446,000, respectively that are considered a troubled debt restructuring. As of March 31, 2012 and 2011, our troubled debt restructurings were performing and have not re-defaulted.
REO
At March 31, 2012, and December 31, 2011, we had $7.0 million and $6.3 million, respectively, in assets classified as REO. During the three months ended March 31, 2012 and 2011, we sold REO assets with a recorded carrying value of $2.0 million and $2.7 million, respectively. Upon sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $26,000 and $146,000 on the sale of REO assets during the three months ended March 31, 2012 and 2011, respectively. Gains and losses on the sale of REO assets are recorded in other income.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are all short-term (all less than three months) and the recorded balance approximates fair value. We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of March 31, 2012, and December 31, 2011 were repaid or expected to repay according to their contractual terms.
Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at March 31, 2012, and December 31, 2011.

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

Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

•	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash-flow hedge); or

•	a nonqualifying hedge of an asset or liability (an economic hedge) for asset-liability-management purposes.

Accounting for Fair-Value or Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-flow hedge accounting and the offsetting changes in fair value of the hedged items are recorded either in earnings in the case of fair-value hedges or accumulated other comprehensive loss in the case of cash-flow hedges. Our approaches to hedge accounting are:

•
Long-haul hedge accounting, which generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods; and

•
Short-cut hedge accounting, which can be used for transactions for which the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as net (losses) gains on derivatives and hedging activities with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

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

Discontinuance of Hedge Accounting. We may discontinue hedge accounting prospectively when:

•
we determine that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions);

•	the derivative and/or the hedged item expires or is sold, terminated, or exercised;

•	it is no longer probable that the forecasted transaction will occur in the originally expected period;

•	a hedged firm commitment no longer meets the definition of a firm commitment; or

•	we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statement of condition at its fair value or cease to adjust the hedged asset or liability for changes in fair value, and begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we continue to carry the derivative on the statement of condition at its fair value and amortize the cumulative other comprehensive loss adjustment to earnings when earnings are affected by the existing hedged item.

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize the gain or loss that was in accumulated other comprehensive loss in earnings. In rare cases, we may discontinue cash-flow hedge accounting but the existence of extenuating circumstances related to the nature of the forecasted transaction and that are outside of our control or influence, may cause the forecasted transaction to be probable of occurring in the future, on a date that is beyond the additional two-month period of time. In such cases, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction occurs.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. We have determined that all embedded derivatives in our currently outstanding transactions and financial instruments as of March 31, 2012, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.
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
The following table presents the fair value of derivative instruments as of March 31, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$18,592,722	$155,570	$(934,092)
Interest-rate futures / forwards	1,250,000	—	(34,983)
Total derivatives designated as hedging instruments	19,842,722	155,570	(969,075)

Derivatives not designated as hedging instruments
Interest-rate swaps	235,750	—	(27,712)
Interest-rate caps or floors	300,000	765	—
Mortgage-delivery commitments (1)	69,509	114	(86)
Total derivatives not designated as hedging instruments	605,259	879	(27,798)
Total notional amount of derivatives	$20,447,981
Total derivatives before netting and collateral adjustments		156,449	(996,873)
Netting adjustments (2)		(154,708)	154,708
Cash collateral received from counterparties, including accrued interest		(1,561)	—
Derivative assets and derivative liabilities		$180	$(842,165)
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
(2)         Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions.

Net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2012 and 2011, were as follows (dollars in thousands).

	For the Three Months Ended March 31,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$1,060	$732
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	691	1,027
Interest-rate caps or floors	(22)	(11)
Mortgage-delivery commitments	10	73
Total net gains related to derivatives not designated as hedging instruments	679	1,089

Net gains on derivatives and hedging activities	$1,739	$1,821
The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended March 31, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$40,239	$(39,878)	$361	$(54,265)
Investments	49,737	(49,055)	682	(10,143)
Deposits	(299)	299	—	381
COs – bonds	(77,892)	77,909	17	24,953
	$11,785	$(10,725)	$1,060	$(39,074)

	For the Three Months Ended March 31, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$92,266	$(91,911)	$355	$(77,263)
Investments	22,666	(22,248)	418	(12,045)
Deposits	(408)	408	—	394
COs – bonds	(41,327)	41,286	(41)	42,840
	$73,197	$(72,465)	$732	$(46,074)
_______________________
(1)  The net interest on derivatives in fair value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The loss recognized in other comprehensive income for hedged items in cash-flow hedging relationships was $3.0 million for the three months ended March 31, 2012. There were no cash-flow hedge relationships during the three months ended March 31, 2011.
For the three months ended March 31, 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.
Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. We try to limit counterparty credit risk through our ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in our policies and Finance Agency regulations. We require collateral agreements in connection with our derivatives transactions. These collateral agreements include collateral delivery thresholds. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with us. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, investment-grade U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.
The table below presents credit-risk exposure on derivative instruments, excluding the amount of excess cash collateral received from counterparties in instances where a counterparty's pledged cash collateral to us exceeds our net position (dollars in thousands).

	March 31, 2012	December 31, 2011
Total net exposure at fair value(1)	$1,740	$36,567
Less: cash collateral received from counterparties, including accrued interest	(1,560)	(20,046)
Net exposure after cash collateral	$180	$16,521
_______________________
(1)  Includes net accrued interest receivable of $1.3 million and $988,000 at March 31, 2012, and December 31, 2011, respectively.

Certain of our master-netting agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit ratings. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2012, was $842.1 million for which we had delivered collateral with a post-haircut value of $709.3 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2012 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of March 31, 2012

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$39,267
AA-	A+, A or A-	66,949
A-	below A-	10,000
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's.
(2) Additional collateral of $18.0 million is required as of March 31, 2012, at our current credit rating of AA+ and is not included in the table.
We execute derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by S&P and Moody's at the time of the transaction, although risk-reducing trades are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 — Consolidated Obligations for additional information. See also Note 18 — Commitments and Contingencies for a discussion of assets we have pledged to these counterparties. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Note 11 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. In addition, we offer short-term interest-bearing deposit programs to members. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans. We classify these items as "other" in the following table.

Deposits at March 31, 2012, and December 31, 2011, include hedging adjustments of $3.7 million and $4.0 million, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	March 31, 2012	December 31, 2011
Interest bearing
Demand and overnight	$699,013	$600,155
Term	22,233	22,401
Other	3,944	4,571
Non-interest bearing
Other	35,184	27,119
Total deposits	$760,374	$654,246

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of March 31, 2012, and December 31, 2011.

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

The following table sets forth the outstanding CO bonds for which we were primarily liable at March 31, 2012, and December 31, 2011, by year of contractual maturity (dollars in thousands):

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$11,098,380	1.54%	$12,825,580	1.27%
Due after one year through two years	6,705,620	1.95	7,196,250	2.04
Due after two years through three years	3,351,245	2.45	2,776,845	2.42
Due after three years through four years	2,153,870	2.79	1,964,000	3.20
Due after four years through five years	1,786,880	1.89	1,832,350	2.34
Thereafter	3,108,950	3.73	2,938,350	3.90
Total par value	28,204,945	2.11%	29,533,375	2.03%
Premiums	238,308		179,113
Discounts	(28,415)		(29,833)
Hedging adjustments	118,897		196,805
Total	$28,533,735		$29,879,460
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at March 31, 2012, and December 31, 2011, included (dollars in thousands):

	March 31, 2012	December 31, 2011
Par value of CO bonds
Noncallable and non-putable	$26,716,945	$26,535,375
Callable	1,488,000	2,998,000
Total par value	$28,204,945	$29,533,375

The following is a summary of our participation in CO bonds outstanding at March 31, 2012, and December 31, 2011, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Due in one year or less	$12,343,380	$14,425,580
Due after one year through two years	6,773,620	7,234,250
Due after two years through three years	3,151,245	2,531,845
Due after three years through four years	2,128,870	1,849,000
Due after four years through five years	1,576,880	1,387,350
Thereafter	2,230,950	2,105,350
Total par value	$28,204,945	$29,533,375

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at March 31, 2012, and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Par value of CO bonds
Fixed-rate	$24,774,945	$25,473,375
Simple variable-rate	3,020,000	3,350,000
Step-up	410,000	710,000
Total par value	$28,204,945	$29,533,375

At March 31, 2012, and December 31, 2011, 39.5 percent and 41.0 percent, respectively, of our fixed-rate CO bonds were swapped to a floating rate.

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2012	$12,834,056	$12,835,000	0.09%
December 31, 2011	$14,651,793	$14,652,040	0.01%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program
We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $98.6 million and $97.9 million at March 31, 2012, and December 31, 2011, respectively.
The following table is a roll-forward of the AHP liability for the three months ended March 31, 2012, and year ended December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of year	$34,241	$23,138
AHP expense for the period	5,232	17,812
AHP direct grant disbursements	(502)	(5,775)
AHP subsidy for AHP advance disbursements	(426)	(1,371)
Return of previously disbursed grants and subsidies	5	437
Balance at end of period	$38,550	$34,241

Note 14 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act and Finance Agency regulations:

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

2.               Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.               Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least five percent. A leverage capital-to-assets ratio is defined as permanent capital weighted 1.5 times divided by total assets.

Mandatorily redeemable capital stock, which is classified as a liability under GAAP, is considered capital for determining our compliance with our regulatory capital requirements.

The following tables demonstrate our compliance with our regulatory capital requirements at March 31, 2012, and December 31, 2011 (dollars in thousands):

Risk-Based Capital Requirements	March 31, 2012	December 31, 2011

Permanent capital
Class B capital stock	$3,402,556	$3,625,348
Mandatorily redeemable capital stock	214,859	227,429
Retained earnings	440,453	398,097
Total permanent capital	$4,057,868	$4,250,874
Risk-based capital requirement
Credit-risk capital	$544,208	$582,879
Market-risk capital	82,330	91,337
Operations-risk capital	187,961	202,265
Total risk-based capital requirement	$814,499	$876,481
Excess of risk-based capital requirement	$3,243,369	$3,374,393

	March 31, 2012		December 31, 2011
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$814,499	$4,057,868	$876,481	$4,250,874
Total regulatory capital	$1,876,476	$4,057,868	$1,998,733	$4,250,874
Total capital-to-asset ratio	4.0%	8.7%	4.0%	8.5%

Leverage Ratio
Leverage capital	$2,345,595	$6,086,802	$2,498,417	$6,376,311
Leverage capital-to-assets ratio	5.0%	13.0%	5.0%	12.8%

Restricted Retained Earnings. Pursuant to a joint capital enhancement agreement among the FHLBanks, as amended (the Joint Capital Agreement) and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At March 31, 2012, our contribution requirement totaled $431.0 million. As of March 31, 2012, and December 31, 2011, restricted retained earnings totaled $32.3 million and $22.9 million, respectively.

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the three months ended
March 31, 2012 and 2011 (dollars in thousands):

	Net Unrealized Loss on Available-for-Sale Securities	Net Noncredit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(15,193)	$(621,528)	$(341)	$(1,049)	$(638,111)
Other comprehensive (loss) income	(4,737)	71,786	3	25	67,077
Balance, March 31, 2011	$(19,930)	$(549,742)	$(338)	$(1,024)	$(571,034)

Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive income (loss)	849	16,652	(2,998)	76	14,579
Balance, March 31, 2012	$(47,711)	$(434,344)	$(35,306)	$(2,471)	$(519,832)

Note 16 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. Net pension cost charged to compensation and benefits expense totaled $1.1 million and $924,000 for the three months ended March 31, 2012 and 2011, respectively.

Qualified Defined Contribution Plan. We also participate in the Pentegra Defined Contribution Plan for Financial
Institutions, a tax-qualified defined contribution plan. The plan covers substantially all of our officers and employees. We contribute a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. Our matching contributions are charged to compensation and benefits expense.

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $3.5 million and $3.2 million at March 31, 2012, and December 31, 2011, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$240	$217
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	63	41

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, unfunded defined-benefit plan covering certain senior officers. We maintain a rabbi trust intended to meet future benefit obligations.

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of March 31, 2012, and December 31, 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,901	$3,859	$634	$499
Service cost	82	261	8	25
Interest cost	63	238	7	26
Actuarial loss	—	1,543	—	97
Benefits paid	—	—	—	(13)
Benefit obligation at end of period	6,046	5,901	649	634
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	—	—	—	13
Benefits paid	—	—	—	(13)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(6,046)	$(5,901)	$(649)	$(634)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three months ended March 31, 2012, and 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$82	$54	$8	$7
Interest cost	63	53	7	7
Amortization of net actuarial loss	73	24	3	1
Net periodic benefit cost	$218	$131	$18	$15

Note 17 — Fair Values

The carrying values, fair values and fair-value hierarchy of our financial instruments at March 31, 2012, were as follows (dollars in thousands):

	March 31, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$108,162	$108,162	$108,162	$—	$—	$—
Interest-bearing deposits	292	292	292	—	—	—
Securities purchased under agreements to resell	4,000,000	3,999,954	—	3,999,954	—	—
Federal funds sold	2,375,000	2,374,980	—	2,374,980	—	—
Trading securities (1)	270,984	270,984	—	270,984	—	—
Available-for-sale securities (1)	5,612,171	5,612,171	—	5,612,171	—	—
Held-to-maturity securities (2)	6,331,384	6,421,299	—	4,808,780	1,612,519	—
Advances	24,891,964	25,358,870	—	25,358,870	—	—
Mortgage loans, net	3,166,457	3,350,441	—	3,350,441	—	—
Accrued interest receivable	104,733	104,733	—	104,733	—	—
Derivative assets (1)	180	180	—	156,449	—	(156,269)
Liabilities:
Deposits	(760,374)	(760,209)	—	(760,209)	—	—
COs:
Bonds	(28,533,735)	(29,264,535)	—	(29,264,535)	—	—
Discount notes	(12,834,056)	(12,834,190)	—	(12,834,190)	—	—
Mandatorily redeemable capital stock	(214,859)	(214,859)	(214,859)	—	—	—
Accrued interest payable	(138,772)	(138,772)	—	(138,772)	—	—
Derivative liabilities (1)	(842,165)	(842,165)	—	(996,873)	—	154,708
Other:
Commitments to extend credit for advances	—	2,801	—	2,801	—	—
Standby bond-purchase agreements	—	1,278	—	1,278	—	—
Standby letters of credit	(582)	(582)	—	(582)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have suffered other than temporary impairments are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables for more details.

The carrying values and fair values of our financial instruments at December 31, 2011, were as follows (dollars in thousands):

	December 31, 2011
	Carrying Value	Fair Value
Financial instruments
Assets:
Cash and due from banks	$112,094	$112,094
Interest-bearing deposits	177	177
Securities purchased under agreements to resell	6,900,000	6,899,645
Federal funds sold	2,270,000	2,269,951
Trading securities	274,164	274,164
Available-for-sale securities	5,280,199	5,280,199
Held-to-maturity securities	6,655,008	6,663,066
Advances	25,194,898	25,718,265
Mortgage loans, net	3,109,223	3,305,265
Accrued interest receivable	116,517	116,517
Derivative assets	16,521	16,521
Liabilities:
Deposits	(654,246)	(654,094)
COs:
Bonds	(29,879,460)	(30,655,174)
Discount notes	(14,651,793)	(14,651,926)
Mandatorily redeemable capital stock	(227,429)	(227,429)
Accrued interest payable	(110,782)	(110,782)
Derivative liabilities	(905,304)	(905,304)
Other:
Commitments to extend credit for advances	—	2,612
Standby bond-purchase agreements	—	1,814
Standby letters of credit	(625)	(625)

Fair-Value Methodologies and Techniques

We have determined the fair-value amounts above by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at March 31, 2012, and December 31, 2011. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair-Value Hierarchy. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price).

We record trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS and REO on a nonrecurring basis. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. An entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring and non-recurring basis.

The fair-value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1                   Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

Level 2                    Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified or contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, volatilities, and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads).

Level 3                     Unobservable inputs for the asset or liability.

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2012 and 2011.

Summary of Valuation Techniques and Significant Inputs

Cash and Due from Banks. The fair value approximates the recorded carrying value.

Interest-Bearing Deposits. The fair value approximates the recorded carrying value.

Securities Purchased under Agreements to Resell. The fair value is determined by calculating the present value of expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

Federal Funds Sold. The fair value of overnight federal funds sold approximate the carrying value. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Investment Securities. We determine the fair values of our investment securities, other than HFA floating-rate securities, based on prices obtained for each of these securities that we request from four designated third-party pricing vendors. The fair value of each such security is the average of such vendor prices that are within a cluster pricing tolerance range. A cluster is defined as a group of available vendor prices for a given security that is within a defined price tolerance range of the median vendor price depending on the security type. An outlier is any vendor price that is outside of the defined cluster and is evaluated for reasonableness. The use of the average of available vendor prices within a cluster and the evaluation of reasonableness of outlier prices does not discard available information. In addition, we review the fair values the method produces for reasonableness.

We request prices on each of our securities subject to this fair-value method from four third-party vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a median price for each security using a formula that is based on the number of prices received:

•	If four prices are received, the average of the two middle prices is used;

•	if three prices are received, the middle price is used;

•	if two prices are received, the average of the two prices is used; and

•	if one price is received, it is used subject to validation as described below.

Vendor prices that are outside of a defined cluster are identified as outliers and are subject to additional review including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates, or use of internal model prices, which we believe reflect the facts and circumstances that a market participant would consider. We also perform this analysis in those limited instances where no third-party vendor price or only one third-party vendor price is available to determine fair value. If the analysis indicates that an outlier (or outliers) is (are) not representative of fair value and that the average of the vendor prices within the tolerance threshold of the median price is the best estimate, then we use the average of the vendor prices within the tolerance threshold of the median price as the final price. If, on the other hand, we determine that an outlier (or some other price identified in the analysis) is a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price. In all cases, the final price is used to determine the fair value of the security.

As of March 31, 2012, four vendor prices were received for 91 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of March 31, 2012, and December 31, 2011 fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities also fell within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms.

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. We calculate our replacement advance rates at a spread to our cost of funds. Our cost of funds approximates the CO curve. See — COs within this note for a discussion of the CO curve. We use market-based expectations of future interest rate volatility implied from current market prices for similar options to estimate the fair values of advances with optionality. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. We do not account for credit risk in determining the fair value of our advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. We have the ability to establish a blanket lien on all financial assets of most members, and in the case of federally insured depository institutions, our lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

Mortgage Loans. The fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loans adjusted for credit and liquidity risk.
REO. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm's-length transaction. If the fair value of the REO is less than the recorded investment in the mortgage loan at the date of transfer, we recognize a charge-off to the allowance for credit losses. Subsequent realized gains and realized or unrealized losses are included in other income (loss) in the statement of operations.
Accrued Interest Receivable and Payable. The fair value approximates the recorded carrying value.

Derivative Assets/Liabilities – Interest-Rate-Exchange Agreements. We base the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair-value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources). The fair values are netted by counterparty, including cash collateral received from or delivered to the counterparty, where an offset right exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We enter into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A (or equivalent) by S&P and Moody's. We maintain master-netting agreements, which include bilateral collateral agreements, to reduce our exposure to counterparty defaults. These bilateral-collateral agreements require credit exposures beyond a defined threshold amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to us. We generally use a midmarket pricing convention based on the bid-ask spread as a practical expedient for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We have evaluated the potential for the fair value of the instruments to be affected by counterparty risk and our own credit risk and have determined that no adjustments were significant to the overall fair value measurements.

Derivative Assets/Liabilities – Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are recorded as derivatives in the statement of condition. The fair values of such commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago and a spread, which are derived from MBS to-be-announced delivery commitment prices with adjustment for the contractual features of the MPF program, such as servicing and credit-enhancement features.

Deposits. The fair value of a majority of deposits are equal to their carrying value because the deposits are primarily overnight or due on demand. We determine the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the costs of currently-issued deposits with similar terms.

COs. We estimate fair values based on the cost of issuing comparable term debt, excluding non-interest selling costs. Fair values of COs without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance (the FHLBanks' agent that issues and services COs). Fair values of COs with embedded options are determined by an internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers. Our internal valuation models use standard valuation techniques and estimate fair values based on the following inputs.

•
CO curve. The Office of Finance constructs an internal yield curve, referred to as the CO curve, using the U.S. Treasury curve as a base yield curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE debt trades, and secondary market activity.

•
Volatility assumption. To estimate the fair values of consolidated obligations with optionality, we use market-based expectations of future interest-rate volatility implied from current market prices for similar options.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par as indicated by contemporaneous member purchases and sales at par value. Fair value also includes an estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared dividend. Capital stock can only be acquired by our members at par value and redeemed at par value. Our capital stock is not traded and no market mechanism exists for the exchange of capital stock outside of our cooperative structure.

Commitments. The fair value of our standby bond-purchase agreements is based on the present value of the estimated fees we receive for providing these agreements discounted at yields comparable to those of the related bonds, taking into account the remaining terms of such agreements. For fixed-rate advance commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Subjectivity of Estimates. Estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Fair Value Measured on a Recurring Basis

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at March 31, 2012, and December 31, 2011, by fair value hierarchy level (dollars in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$18,344	$—	$—	$18,344
GSEs – residential MBS	—	6,197	—	—	6,197
GSEs – commercial MBS	—	246,443	—	—	246,443
Total trading securities	—	270,984	—	—	270,984
Available-for-sale securities:
Supranational institutions	—	451,038	—	—	451,038
Corporate bonds (2)	—	511,682	—	—	511,682
U.S. government-owned corporations	—	267,107	—	—	267,107
GSEs	—	2,364,743	—	—	2,364,743
U.S. government guaranteed – residential MBS	—	86,560	—	—	86,560
GSEs – residential MBS	—	1,828,169	—	—	1,828,169
GSEs – commercial MBS	—	102,872	—	—	102,872
Total available-for-sale securities	—	5,612,171	—	—	5,612,171
Derivative assets:
Interest-rate-exchange agreements	—	156,335	—	(156,269)	66
Mortgage delivery commitments	—	114	—	—	114
Total derivative assets	—	156,449	—	(156,269)	180
Total assets at fair value	$—	$6,039,604	$—	$(156,269)	$5,883,335
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(996,787)	$—	$154,708	$(842,079)
Mortgage delivery commitments		(86)	—	—	(86)
Total liabilities at fair value	$—	$(996,873)	$—	$154,708	$(842,165)
_______________________
(1)         These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivative contracts, including accrued interest, as of March 31, 2012, totaled $1.6 million.

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

The following tables present the fair value of financial assets by level within the fair-value hierarchy, which is recorded on a nonrecurring basis at March 31, 2012, and December 31, 2011 (dollars in thousands).

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$28,558	$28,558
REO	—	—	284	284

Total nonrecurring assets at fair value	$—	$—	$28,842	$28,842

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$148,952	$148,952
REO	—	—	905	905

Total nonrecurring assets at fair value	$—	$—	$149,857	$149,857

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The Finance Agency has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2012, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2012, and December 31, 2011. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled approximately $617.0 billion and $647.7 billion at March 31, 2012 and December 31, 2011, respectively. See Note 12 — COs for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of March 31, 2012, and December 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$867,272	$399,004	$1,266,276	$832,140	$402,932	$1,235,072
Commitments for standby bond purchases	32,590	136,640	169,230	—	191,065	191,065
Commitments for unused lines of credit - advances (2)	1,283,161	—	1,283,161	1,287,084	—	1,287,084
Commitments to make additional advances	35,566	55,315	90,881	26,264	54,281	80,545
Commitments to invest in mortgage loans	69,509	—	69,509	17,734	—	17,734
Unsettled CO bonds, at par (3)	316,500	—	316,500	165,300	—	165,300
__________________________

(1)	This row excludes commitments to issue standby letters of credit that expire within one year totaling $15.1 million and over one year totaling $3.0 million as of March 31, 2012.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.
(3) We had $255.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at March 31, 2012. We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2011.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we (for a fee) agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from one month to 20 years, with a final expiration in 2024. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $582,000 and $625,000 at March 31, 2012, and December 31, 2011, respectively.
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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities whereby we, for a fee, agree to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The standby bond-purchase commitments we entered into expire between one and three years following the start of the commitment, currently no later than 2013. At both March 31, 2012, and December 31, 2011, we had standby bond purchase agreements with one state housing authority. During the three months ended March 31, 2012, and year ended December 31, 2011, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All derivatives are subject to master-netting agreements which include bilateral-collateral agreements. Derivatives with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of March 31, 2012, and December 31, 2011, we had pledged as collateral securities with a carrying value, including accrued interest, of $697.5 million and $765.7 million, respectively, to counterparties that have credit-risk exposure to us related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 19 — Transactions with Related Parties

We define related parties as those members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at March 31, 2012, and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$978,084	27.0%	$1,084,710	28.2%
RBS Citizens N.A.	484,517	13.4	515,748	13.4
_________________________

(1)	Capital stock outstanding at March 31, 2012, and December 31, 2011, includes $1.9 million and $2.2 million, respectively,

held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents outstanding advances to related parties and total accrued interest receivable from those advances as of March 31, 2012, and December 31, 2011 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of March 31, 2012
RBS Citizens N.A.	$4,419,889	18.2%	$427	0.9%
Bank of America Rhode Island, N.A.	98,164	0.4	466	1.0
As of December 31, 2011
RBS Citizens N.A.	$4,620,022	18.8%	$335	0.7%
Bank of America Rhode Island, N.A.	96,261	0.4	454	1.0

The following table presents an analysis of advances activity with related parties for the three months ended March 31, 2012 (dollars in thousands):

		For the Three Months Ended March 31, 2012
	Balance at December 31, 2011	Disbursements to Members	Payments from Members	Balance at March 31, 2012
RBS Citizens N.A.	$4,620,022	$1,000,000	$(1,200,133)	$4,419,889
Bank of America Rhode Island, N.A.	96,261	2,721	(818)	98,164

We recognized interest income on outstanding advances from the above members during the three months ended March 31, 2012 and 2011, as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
RBS Citizens N.A.	$2,628	$3,970
Bank of America Rhode Island, N.A.	1,351	4,780

The following table presents an analysis of outstanding derivative contracts with affiliates of related parties at March 31, 2012, and December 31, 2011 (dollars in thousands):

			March 31, 2012		December 31, 2011
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$977,750	4.8%	$973,750	4.7%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	96,300	0.5	96,300	0.5
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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $298,000 and $278,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended March 31, 2012 and 2011, respectively, which has been recorded in the statement of operations as other expense.

Note 21 — Subsequent Events

On April 26, 2012, the board of directors declared a cash dividend at an annualized rate of 0.52 percent based on capital stock balances outstanding during the first quarter of 2012. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $4.9 million and was paid on May 2, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2011 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report, and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Forward-looking statements in this report include, among others, our expectations for:

•	income, retained earnings, and dividend payouts;

•	repurchases of our stock held in excess of the owner's total stock investment requirement (excess stock);

•	credit losses on advances and investments in mortgage loans and ABS, particularly private-label MBS;

•	balance-sheet changes and components thereof, such as changes in advances balances and the size of our portfolio of investments in mortgage loans;

•	our retained earnings target; and

•	the interest rate environment in which we do business.
Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

•	changes in interest rates, the rate of inflation (or deflation), housing prices, employment rates, and the general economy;

•	changes in the size of the residential mortgage market;

•	changes in demand for our advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

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

These risk factors are not exhaustive. We operate in a changing economic and regulatory environment, and new risk factors will emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page 3, and the 2011 Annual Report.

EXECUTIVE SUMMARY

We recognized net income of $46.8 million for the three months ended March 31, 2012, versus $23.1 million for the same period in 2011. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $3.0 million for the three months ended March 31, 2012, compared with such credit losses of $30.6 million for the comparable period of 2011. Additionally:

•	retained earnings increased from $398.1 million at December 31, 2011, to $440.5 million at March 31, 2012;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated deficit of $451.0 million at December 31, 2011, to an accumulated deficit of $434.3 million at March 31, 2012; and

•	we continue to be in compliance with all regulatory capital requirements, as of March 31, 2012.

On April 26, 2012, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.52 percent and reiterated that it anticipates that it will continue to declare modest cash dividends through 2012 consistent with this dividend declaration, although a quarterly loss or a significant adverse event or trend would cause a dividend to be suspended. The board also adopted a resolution that it would not declare dividends in excess of 20 percent of quarterly net income for the quarter on which the dividend is based for the remainder of 2012 without the Finance Agency's nonobjection. The board also adopted revisions to our retained earnings policy including an additional dividend limitation, which is discussed under — Liquidity and Capital Resources — Internal Capital Practices and Policies — Dividends.

Although our financial condition continues to improve, we continue to face certain challenges, the foremost of which arise from our investments in private-label MBS, the level of our advances balances, and the continuing, prolonged low-interest rate environment. We continue to believe that these factors are likely to have a significant negative impact on future earnings.

•
Investments in Private-Label MBS. Although the amortized cost of our total investments in private-label MBS has fallen to $1.9 billion at March 31, 2012, compared with $6.4 billion at September 30, 2007, additional losses from that portfolio are possible. We have determined that eight of our private-label MBS, representing an aggregated par value of $115.3 million, incurred additional other-than-temporary impairment credit losses of $3.0 million for the three months ended March 31, 2012. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in these securities, particularly Alt-A mortgage loans originated in the period from 2005 to 2007, which comprise a significant portion of the loans backing these securities. Such developments include continuing elevated unemployment rates, high levels of foreclosures and troubled real estate loans, projections of further declines in house prices and slow housing price recovery, and limited financing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages.

We also update our modeling assumptions based on non-economic factors that impact or could impact the performance of these investments, including certain federal programs (and proposed programs) intended to assist borrowers, as well as foreclosure moratoriums by several major mortgage servicers based on potential, widespread foreclosure deficiencies and related developments that could result in further losses. We continue to monitor these and related developments, including litigation involving private-label MBS, which could result in loss severities beyond current expectations due to disruptions of cash flows from impacted securities and further depression in real estate prices. Such developments are discussed in greater detail under — Legislative and Regulatory Developments — Home Affordable Refinance Program and Other Foreclosure Efforts.

•
Advances Balances. The outstanding par balance of advances decreased slightly from $24.6 billion at December 31, 2011, to $24.3 billion at March 31, 2012. Demand for advances continues to be muted, as our members continue to experience high levels of deposits. Deposits serve as liquidity alternatives to advances. We do not expect demand for advances to grow so long as deposit levels at members remain high in the absence of any other changes that would influence demand for advances. The decline in our advances balances since December 31, 2008, is likely to negatively impact future earnings particularly given the low-interest rate environment discussed below and the expected return on our reinvestment opportunities in such an environment.

The trend in advances balances is illustrated by the following graph:

•
Continuing and Prolonged Low-Interest Rate Environment. We continue to operate in a prolonged, historically low interest rate environment. We expect the current historically low interest rate environment to persist based on actions by the Federal Reserve to maintain low interest rates combined with other systemic events, such as the European sovereign debt crisis, which has raised concerns that a Eurozone recession could slow the U.S. economy. These factors are discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment in the 2011 Annual Report. The Federal Reserve has stated that it expects that economic conditions are likely to warrant exceptionally low interest rates at least through late 2014. A prolonged low-interest rate environment can adversely impact us in various ways such as members experiencing continued deposit growth as investors face fewer attractive investment alternatives; members increasing their reliance on short-term advances in lieu of longer-term advances to enhance their own net interest margins; lower market yields on investments (as we continue to experience), including money market investments in which our capital is deployed; and faster prepayments on our investments, including mortgage loans, with resultant reinvestment risk. Accordingly, our net income and, in turn, our financial condition and results of operations, are likely to be adversely impacted by a prolonged low-interest rate environment. However, we could also experience increased demand for advances if a prolonged low-interest rate environment results in increased business activity with associated demand for loans from our members that choose to fund such loans with advances. Increased demand for medium- and long-term advances would tend to increase net interest income and could offset some of the adverse impact of a prolonged low-interest rate environment on investment income.

The following chart demonstrates the persistent low interest-rate environment.
Other significant trends and developments include the following:

•	Partial Repurchase of Excess Stock. On March 9, 2012, we conducted a partial repurchase of excess stock in the aggregate amount of $250.0 million. On April 26, 2012, our board of directors adopted a resolution that it will not conduct excess stock repurchases other than in limited, former member-related instances of insolvency without obtaining the Finance Agency's nonobjection, which we do not expect to pursue in 2012. We will consider whether and how to conduct other repurchases of excess stock as part of our 2013 business planning process. For additional information on the partial repurchase of excess stock, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Partial Repurchase of Excess Stock in the 2011 Annual Report.

•
Strong Net Interest Margin. We continue to achieve a favorable net interest margin, which mitigates to some extent the decrease in advances balances. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended March 31, 2012, was 0.56 percent, a seven basis point increase from net interest margin for the three months ended March 31, 2011. Prepayment-fee income was an important contributor to net interest margin for the three months ended March 31, 2012, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial and atypical contribution to our net income that should not be counted on to recur every year. Further, the increase in net interest margin was achieved despite the continuing low-interest rate environment due in part to continued low average funding costs, which were attributable to two main factors. First, demand for COs remained strong, although funding costs did rise slightly as investors began to invest in higher-yielding asset classes as economic indicators turned more favorable. Second, as interest rates remained at low levels, we continued to benefit from having refinanced callable debt used to fund our fixed-rate residential mortgage loans in prior periods as interest rates fell, due in part to the fact that prepayment and refinancing activity in that loan portfolio has been muted relative to our expectations at the time we acquired the loans. During the 12 months ended March 31, 2012, we exercised redemption options on $2.4 billion of callable bonds that were not swapped to a floating rate coupon. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected.

Notwithstanding our success in achieving strong net interest margin and strong net interest spread for the quarter, we expect these measurements to weaken in subsequent quarters in 2012 based on the sustained low-interest rate environment noted above combined with the fact that we face limited opportunities to redeem and refinance our debt, while our seasoned investments in mortgage loans will continue to amortize.

•
Legislative and Regulatory Developments. We continue to operate in a legislative and regulatory environment undergoing profound change with additional changes occurring during the period covered by this report. These changes are likely to have multiple important impacts on us, as discussed under — Legislative and Regulatory Developments.

The following financial highlights for the statement of condition for December 31, 2011, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION (dollars in thousands)

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Statement of Condition Data at Quarter End
Total assets	$46,911,899	$49,968,337	$48,574,433	$52,233,694	$55,595,703
Investments (1)	18,589,831	21,379,548	19,916,085	22,087,442	25,907,601
Advances	24,891,964	25,194,898	25,024,689	26,204,125	25,938,797
Mortgage loans held for portfolio (2)	3,166,457	3,109,223	3,128,725	3,132,935	3,165,483
Deposits	760,374	654,246	740,946	745,493	810,529
Consolidated obligations
Bonds	28,533,735	29,879,460	32,446,525	34,887,060	34,020,141
Discount notes	12,834,056	14,651,793	10,673,491	12,052,598	16,492,730
Total consolidated obligations	41,367,791	44,531,253	43,120,016	46,939,658	50,512,871
Mandatorily redeemable capital stock	214,859	227,429	227,429	227,429	106,608
Class B capital stock outstanding - putable (3)	3,402,556	3,625,348	3,583,749	3,572,301	3,646,009
Unrestricted retained earnings	408,154	375,158	326,099	288,520	269,544
Restricted retained earnings	32,299	22,939	9,997	—	—
Total retained earnings	440,453	398,097	336,096	288,520	269,544
Accumulated other comprehensive loss	(519,832)	(534,411)	(516,717)	(495,261)	(571,034)
Total capital	3,323,177	3,489,034	3,403,128	3,365,560	3,344,519
Other Information
Total regulatory capital ratio (4)	8.7%	8.5%	8.5%	7.8%	7.2%
_________________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)
The allowance for credit losses amounted to $6.6 million, $7.8 million, $7.2 million, $7.2 million, and $8.7 million as of March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, respectively.

(3)	Capital stock is putable at the option of a member.
(4)    Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See — Liquidity and Capital Resources — Capital regarding our regulatory capital ratios.

SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION (dollars in thousands)

	For the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Results of Operations
Net interest income	$68,342	$82,026	$80,410	$76,589	$66,951
(Reduction of) provision for credit losses	(1,151)	627	—	(1,509)	51
Net impairment losses on held-to-maturity securities recognized in income	(2,960)	(3,479)	(7,210)	(35,794)	(30,584)
Other income (loss)	1,245	10,001	(1,659)	5,007	10,492
Other expense	15,746	15,994	15,982	17,803	15,320
AHP and REFCorp assessments (1)	5,232	7,220	5,573	7,732	8,365
Net income	$46,800	$64,707	$49,986	$21,776	$23,123

Other Information
Dividends declared	$4,444	$2,706	$2,410	$2,800	$2,770
Dividend payout ratio	9.49%	4.18%	4.82%	12.86%	11.98%
Weighted average dividend rate (2)	0.49	0.30	0.27	0.31	0.30
Return on average equity (3)	5.44	7.43	5.84	2.63	2.83
Return on average assets	0.38	0.51	0.39	0.16	0.17
Net interest margin (4)	0.56	0.65	0.63	0.57	0.49
Average equity to average assets	7.06	6.88	6.64	6.18	5.98
___________________________

(1)	The FHLBanks satisfied their obligation to REFCorp in the second quarter of 2011.

(2)	Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock.

(3)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and retained earnings.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

For the three months ended March 31, 2012 and 2011, we recognized net income of $46.8 million and $23.1 million, respectively. This $23.7 million increase was driven by a decrease of $27.6 million in other-than-temporary impairment losses of certain private-label MBS, a decrease in assessments of $3.1 million due to the fulfillment of the REFCorp obligation in August 2011, a $1.4 million increase in net interest income, and a $1.2 million reduction to the provision for credit losses. The increases to net income were offset by a decline of $8.4 million in realized gains on available-for-sale securities.

Net Interest Income

Net interest income for the three months ended March 31, 2012, was $68.3 million, compared with $67.0 million for the same period in 2011. This increase was primarily attributable to the $3.2 million increase in prepayment fee income, which partly contributed to an increase of five basis points in the yield on interest earning assets to 1.46 percent. In addition, the average cost of interest-bearing liabilities decreased one basis point to 0.99 percent.

Net interest margin for the three months ended March 31, 2012, in comparison with the same period in 2011, increased to 56 basis points from 49 basis points, and net interest spread increased to 47 basis points from 41 basis points for the same period in 2011. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $6.6 billion from $55.3 billion for the three months ended March 31, 2011, to $48.7 billion for the three months ended March 31, 2012.

The following table presents major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$24,814,096	$83,821	1.36%	$26,885,170	$87,681	1.32%
Interest-bearing deposits	258	—	0.47	203	—	0.53
Securities purchased under agreements to resell	6,743,407	2,189	0.13	1,169,444	540	0.19
Federal funds sold	1,971,956	511	0.10	5,824,922	2,401	0.17
Investment securities(2)	12,057,987	55,775	1.86	18,220,859	63,527	1.41
Mortgage loans	3,113,065	34,765	4.49	3,208,609	38,334	4.85
Other earning assets	—	—	—	556	—	0.17
Total interest-earning assets	48,700,769	177,061	1.46%	55,309,763	192,483	1.41%
Other non-interest-earning assets	499,506			497,681
Fair value adjustments on investment securities	(157,520)			(453,387)
Total assets	$49,042,755	$177,061	1.45%	$55,354,057	$192,483	1.41%
Liabilities and capital
Consolidated obligations
Discount notes	$13,666,440	$1,583	0.05%	$15,226,270	$5,139	0.14%
Bonds	29,635,652	106,827	1.45	34,887,862	120,126	1.40
Deposits	799,123	18	0.01	787,739	129	0.07
Mandatorily redeemable capital stock	224,252	290	0.52	90,864	136	0.61
Other borrowings	2,406	1	0.17	6,211	2	0.13
Total interest-bearing liabilities	44,327,873	108,719	0.99%	50,998,946	125,532	1.00%
Other non-interest-bearing liabilities	1,253,780			1,043,589
Total capital	3,461,102			3,311,522
Total liabilities and capital	$49,042,755	$108,719	0.89%	$55,354,057	$125,532	0.92%
Net interest income		$68,342			$66,951
Net interest spread			0.47%			0.41%
Net interest margin			0.56%			0.49%
_________________________
(1) Yields are annualized
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2012 and 2011. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(6,919)	$3,059	$(3,860)
Securities purchased under agreements to resell	1,854	(205)	1,649
Federal funds sold	(1,210)	(680)	(1,890)
Investment securities	(25,058)	17,306	(7,752)
Mortgage loans	(1,118)	(2,451)	(3,569)
Total interest income	(32,451)	17,029	(15,422)
Interest expense
Consolidated obligations
Discount notes	(480)	(3,076)	(3,556)
Bonds	(18,731)	5,432	(13,299)
Deposits	2	(113)	(111)
Mandatorily redeemable capital stock	175	(21)	154
Other borrowings	(1)	—	(1)
Total interest expense	(19,035)	2,222	(16,813)
Change in net interest income	$(13,416)	$14,807	$1,391

The average balance of total advances decreased $2.1 billion, or 7.7 percent, for the three months ended March 31, 2012, compared with the same period in 2011. The trend of muted demand for advances is discussed under — Executive Summary — Advances Balances. The following table summarizes average balances of advances outstanding during the three months ending March 31, 2012 and 2011, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Fixed-rate advances—par value
Long-term	$10,393,781	$10,184,861
Putable	4,626,567	6,653,120
Short-term	3,088,266	2,752,540
Amortizing	1,358,142	1,697,401
Overnight	208,530	592,235
Expander	20,000	10,000
Fixed-rate plus cap	10,000	—
Callable	2,500	7,000
	19,707,786	21,897,157

Variable-rate indexed advances—par value
Simple variable	4,457,330	4,362,500
Overnight	11,115	12,245
Floating rate advances with embedded caps and / or floors	10,000	6,278
	4,478,445	4,381,023
Total average par value	24,186,231	26,278,180
Net premiums and (discounts)	14,228	6,839
Hedging adjustments	613,637	600,151
Total average balance of advances	$24,814,096	$26,885,170

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 23.8 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $14.9 billion for the three months ended March 31, 2012, representing 61.5 percent of the total average balance of advances outstanding during the three months ended March 31, 2012. The average balance of all such advances totaled $17.7 billion for the three months ended March 31, 2011, representing 67.3 percent of the total average balance of advances outstanding during the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, net prepayment fees on advances were $4.3 million and $1.2 million, respectively. For the three months ended March 31, 2012 and 2011, prepayment fees on investments were $87,000 and $14,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended March 31,
	2012		2011
	Interest Income	Average Yield (1)	Interest Income	Average Yield (1)
Advances	$79,519	1.29%	$86,488	1.30%
Investment securities	55,688	1.86	63,513	1.41
Total interest-earning assets	172,672	1.43	191,276	1.40

Net interest income	63,953		65,744
Net interest spread		0.44%		0.40%
Net interest margin		0.53%		0.48%
_________________________
(1) Yields are annualized

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $1.7 billion, or 24.6 percent, for the three months ended March 31, 2012, compared with the same period in 2011. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the three months ended March 31, 2012, average balances of federal funds sold decreased $3.9 billion and average balances of securities purchased under agreements to resell increased $5.6 billion in comparison to the three months ended March 31, 2011.

Average investment-securities balances decreased $6.2 billion or 33.8 percent for the three months ended March 31, 2012, compared with the same period in 2011, which occurred in the following investment categories:

•	$4.5 billion decline in certificates of deposit

•	$796.2 million decline in MBS

•	$636.5 million decline in agency and supranational banks, and

•	$151.3 million decline in corporate bonds.

The average aggregate balance of our investments in mortgage loans for the three months ended March 31, 2012, were $95.5 million lower than the average aggregate balance of these investments for the three months ended March 31, 2011, representing a decrease of 3.0 percent.

Average CO balances decreased $6.8 billion, or 13.6 percent, for the three months ended March 31, 2012, compared with the same period in 2011, resulting from our reduced funding needs principally due to the decline in our investments and member demand for advances. This overall decline consisted of a decrease of $1.6 billion in CO discount notes and a decrease of $5.3 billion in CO bonds.

The average balance of term CO discount notes increased $1.5 billion and overnight CO discount notes decreased $3.0 billion for the three months ended March 31, 2012, in comparison to the same period in 2011. The average balance of CO discount notes represented approximately 31.6 percent of total average COs during the three months ended March 31, 2012, as compared with 30.4 percent of total average COs during the three months ended March 31, 2011. The average balance of bonds represented 68.4 percent and 69.6 percent of total average COs outstanding during the years ended March 31, 2012 and 2011, respectively.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three months ended March 31, 2012 and 2011 (dollars in thousands).

	For the Three Months Ended March 31,2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,195)	$—	$(71)	$—	$3,942	$1,676
Net interest settlements included in net interest income (2)	(54,265)	(10,143)	—	381	24,953	(39,074)
Total effect on net interest income	(56,460)	(10,143)	(71)	381	28,895	(37,398)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	361	682	—	—	17	1,060
(Losses) gains on derivatives not receiving hedge accounting	(41)	710	—	—	—	669
Other	—	—	10	—	—	10
Net gains on derivatives and hedging activities	320	1,392	10	—	17	1,739

Subtotal	(56,140)	(8,751)	(61)	381	28,912	(35,659)

Net losses on trading securities	—	(2,098)	—	—	—	(2,098)
Total net effect of derivatives and hedging activities	$(56,140)	$(10,849)	$(61)	$381	$28,912	$(37,757)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended March 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,448)	$—	$87	$—	$417	$(1,944)
Net interest settlements included in net interest income (2)	(77,263)	(12,045)	—	394	42,840	(46,074)
Total effect on net interest income	(79,711)	(12,045)	87	394	43,257	(48,018)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedges	355	418	—	—	(41)	732
(Losses) gains on derivatives not receiving hedge accounting	(21)	1,037	—	—	—	1,016
Other	—	—	73	—	—	73
Net gains (losses) on derivatives and hedging activities	334	1,455	73	—	(41)	1,821

Subtotal	(79,377)	(10,590)	160	394	43,216	(46,197)

Net losses on trading securities (3)	—	(1,906)	—	—	—	(1,906)
Total net effect of derivatives and hedging activities	$(79,377)	$(12,496)	$160	$394	$43,216	$(48,103)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

(3)	Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

Net interest margin for the three months ended March 31, 2012 and 2011, was 0.56 percent and 0.49 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.89 percent and 0.83 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net gain on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.9 million and $2.5 million, respectively for the three ended March 31, 2012 and 2011.

For more information about our use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three months ended March 31, 2012 and 2011. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$1,060	$732
Net unrealized gains (losses) related to derivatives not receiving hedge accounting associated with:
Advances	33	581
Trading securities	2,540	2,962
Mortgage delivery commitments	10	73
Net interest-accruals related to derivatives not receiving hedge accounting	(1,904)	(2,527)
Net gains on derivatives and hedging activities	1,739	1,821
Net impairment losses on held-to-maturity securities recognized in income	(2,960)	(30,584)
Service-fee income	1,499	2,045
Net unrealized losses on trading securities	(2,098)	(1,897)
Realized gain from sale of available-for-sale securities	—	8,369
Other	105	154
Total other loss	$(1,715)	$(20,092)

For the securities on which we recognized other-than-temporary impairment credit loss charges during the first quarter of 2012, the average credit enhancement was not sufficient to cover projected expected credit losses on the underlying loan collateral. The average credit enhancement at March 31, 2012, was approximately 7.3 percent and the expected average projected loan collateral loss was approximately 32.4 percent. We recorded an other-than-temporary impairment charge related to credit losses of $3.0 million during the first quarter of 2012.

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the three months ending March 31, 2012 and 2011, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly- impaired during the period	$(2,529)	$2,529	$—	$(4,928)	$4,926	$(2)
Securities impaired prior to the beginning of the period	(3,849)	889	(2,960)	(1,859)	(28,723)	(30,582)
Total other-than-temporarily impaired securities	$(6,378)	$3,418	$(2,960)	$(6,787)	$(23,797)	$(30,584)

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the quarter ending March 31, 2012 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Part II — Item 1 — Legal Proceedings. Our complaint asserts among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance, as well as other statements about the securities, are inaccurate.

	At March 31, 2012				For the Three Months Ended March 31, 2012
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Alt-A	$114,380	$76,484	$50,843	$51,792	$(2,957)
ABS backed by home equity loans – Subprime	953	638	466	537	(3)
Total other-than-temporarily impaired securities	$115,333	$77,122	$51,309	$52,329	$(2,960)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and — Investments Credit Risk below for additional detail and analysis of our portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the three months ended March 31, 2012 and 2011, we recorded net unrealized losses on trading securities of $2.1 million and $1.9 million, respectively. Changes in the fair value of the associated economic hedges amounted to net gains of $2.5 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $1.8 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, compensation and benefits expense and other operating expenses amounted to $13.1 million, an increase of $578,000 from the March 31, 2011 amount of $12.5 million.

Our share of the costs and expenses of operating the Finance Agency and the Office of Finance totaled $2.0 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively.

FINANCIAL CONDITION

Advances

At March 31, 2012, the advances portfolio totaled $24.9 billion, a decrease of $302.9 million compared with $25.2 billion at December 31, 2011.

The following table summarizes advances outstanding by product type at March 31, 2012, and December 31, 2011.

Advances Outstanding by Product Type (dollars in thousands)

	March 31, 2012		December 31, 2011
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$129,725	0.5%	$268,888	1.1%
Long-term	10,480,746	43.1	10,546,190	42.9
Putable	4,477,825	18.4	4,693,575	19.1
Short-term	3,408,992	14.0	3,161,265	12.9
Amortizing	1,328,310	5.5	1,394,071	5.7
Expander	20,000	0.1	20,000	0.1
Fixed-rate plus cap	10,000	0.1	10,000	—
Callable	2,500	—	2,500	—
	19,858,098	81.7	20,096,489	81.8

Variable-rate advances
Overnight	3,475	—	7,683	—
Simple variable	4,437,000	18.2	4,457,000	18.1
Floating-rate advances with embedded caps and / or floors	20,000	0.1	20,000	0.1
	4,460,475	18.3	4,484,683	18.2
Total par value	$24,318,573	100.0%	$24,581,172	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district, with some concentrations, as set forth in the table below. At March 31, 2012, we had advances outstanding to 317, or 68.8 percent, of our 461 members. At December 31, 2011, we had advances outstanding to 317, or 68.6 percent, of our 462 members.

The following table presents the top five advance-borrowing institutions at March 31, 2012, and the interest earned on outstanding advances to such institutions during the three months ended March 31, 2012.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	March 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended March 31, 2012
RBS Citizens, N.A.	$4,419,889	18.2%	0.26%	$2,628
Webster Bank, N.A.	1,351,772	5.6	0.96	3,204
First Niagara Bank, N.A. (2)	1,294,215	5.3	2.53	9,124
Massachusetts Mutual Life Insurance Company	600,000	2.5	1.96	2,975
Salem Five Cents Savings Bank	561,126	2.3	2.34	3,319
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

(2)
Subsequent to the date of this table, First Niagara Bank, N.A. paid off its outstanding advances. In April 2011, First Niagara Financial Group Inc., a nonmember, acquired NewAlliance Bancshares, Inc. (parent of former member New Alliance Bank). Nonmembers, excluding housing associates, are ineligible to borrow from us. Accordingly, the acquisition of NewAlliance Bank by First Niagara Financial Group Inc. is likely to adversely impact our advances interest income, particularly given that institution was our largest single source of advances interest income for the three months ended March 31, 2012.

Our pricing of advance products are described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances in the 2011 Annual Report.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect us from credit losses. Our approaches to credit risk on advances are described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report. We have never experienced a credit loss on an advance.

Our membership continues to be challenged by the continuing weak economic conditions, although there have been some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.15 percent of total assets as of September 30, 2011, to 1.12 percent of assets as of December 31, 2011. The aggregate ratio of tangible capital to assets among the membership decreased from 8.80 percent as of September 30, 2011, to 8.67 percent as of December 31, 2011. December 31, 2011, is the date of our most recent data on our membership for this report. As of April 30, 2012, there have been no member failures during 2012, and there had been no failures during all of 2011. All of our extensions of credit to our members are secured by eligible collateral as noted herein. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations and we were unable to obtain additional collateral to make up for the reduction in value of such collateral, we could incur losses. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

We assign each borrower to one of the following three credit status categories based primarily on our assessment of the borrower's overall financial condition and other factors:

•	Category-1: members that are generally in satisfactory financial condition;

•	Category-2: members that show weakening financial trends in key financial indices and/or regulatory findings; and

•
Category-3: members with financial weaknesses that present an elevated level of concern. In addition, we generally place insurance company members in Category-3 status because, unlike other members, insurance companies are subject to different laws and regulations in their particular states that could expose us to unique risks. We place housing associates in Category-3.

For additional information on the Bank's classification of its borrowers, see the 2011 Annual Report under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report.

Advances outstanding to borrowers in Category-1 status at March 31, 2012, totaled $16.5 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $44.6 billion as of March 31, 2012. Of this total, $10.4 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.6 billion of securities are held by borrowers' securities corporations, and $6.6 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category 1, Category 2 and Category 3 status at March 31, 2012, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of March 31, 2012 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category 1 status	270	$16,478,115	$44,584,491	270.6%
Category 2 status	24	5,110,646	18,316,595	358.4
Category 3 status	29	2,729,812	3,259,202	119.4
Total	323	$24,318,573	$66,160,288	272.1%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of March 31, 2012.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$36,767,337
Collateral specifically listed and identified	19,405,072
Collateral delivered to us	20,271,474

For additional information on our collateral policies and practices, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report.

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report. At March 31, 2012, and December 31, 2011, the amount of pledged nontraditional and subprime loan collateral was 9 percent of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at March 31, 2012, and December 31, 2011, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At March 31, 2012, investment securities and short-term money market instruments totaled $18.6 billion, compared with $21.4 billion at December 31, 2011.

Investment securities increased $5.2 million to $12.2 billion at March 31, 2012, compared with December 31, 2011.

Short-term money market investments totaled $6.4 billion at March 31, 2012, compared with $9.2 billion at December 31, 2011. This $2.8 billion net decrease resulted from a $2.9 billion decrease in securities purchased under agreements to resell and a $105.0 million increase in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At March 31, 2012, and December 31, 2011, our MBS, ABS and SBA holdings represented 216 percent and 195 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are incidental to our mission. Our total investments were 39.6 percent of our total assets at March 31, 2012. Although our total assets have declined to $46.9 billion at March 31, 2012, from $50.0 billion at December 31, 2011, we have been able to satisfy this investment objective without a material impact on our results of operations or financial condition because we have been able to satisfy this objective principally through divestitures of short-term, very low-yielding investments. We expect to continue to be able to satisfy this investment objective for the foreseeable future without a material impact on our results of operations or financial condition by continuing this approach, as necessary.

Our MBS investment portfolio consists of the following categories of securities as of March 31, 2012, and December 31, 2011. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	March 31, 2012	December 31, 2011
Residential MBS - U.S. government-guaranteed and GSE	58.2%	53.4%
Commercial MBS - U.S. government-guaranteed and GSE	23.9	26.7
Private-label residential MBS	17.5	19.5
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.1
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk. We are subject to credit risk on unsecured investments consisting primarily of money market instruments issued by high-quality counterparties and debentures issued or guaranteed by U.S. agencies, the FDIC under the FDIC's Temporary Liquidity Guarantee Program, U.S government-owned corporations, GSEs, and supranational institutions. We also place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis; currently all such placements expire within 35 days. We have counterparty exposure on these short-term investments which include short-dated unsecured money market transactions and short-dated secured reverse repurchase agreements.

For information on how we mitigate these credit risks, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments Credit Risk in the 2011 Annual Report.

We continued to invest in unsecured short-dated money market instruments issued by certain Eurozone financial institutions domiciled in Austria, Belgium, France, Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Conditions — European Sovereign Debt Crisis in the 2011 Annual Report. On March 31, 2012, we had no unsecured money market exposure to Eurozone financial institutions. Our maximum unsecured money market exposure to any single Eurozone financial institution was $650.0 million on any day during the quarter ended March 31, 2012.

At March 31, 2012, our unsecured credit exposure, including accrued interest related to money market instruments and debentures, was $6.1 billion to 12 counterparties and issuers, of which $2.4 billion was for federal funds sold, and $3.7 billion was for debentures. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of March 31, 2012:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit As of March 31, 2012

Issuer / counterparty	Percent
Fannie Mae	28.8%
Freddie Mac	11.4

We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. Investments in MBS and ABS must be rated triple-A (or equivalent) at the time of purchase. HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase.

 Credit ratings on these investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of March 31, 2012 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$292	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	4,000,000	—	—	—
Federal funds sold	—	600,000	1,775,000	—	—	—
Total money market instruments	—	600,292	5,775,000	—	—	—

Investment securities:
U.S. agency obligations	—	17,531	—	—	—	—
U.S. government-owned corporations	—	267,107	—	—	—	—
GSEs	—	2,435,271	—	—	—	—
Supranational institutions	451,038	—	—	—	—	—
Corporate bonds (3)	—	511,682	—	—	—	—
HFA securities	25,000	122,060	—	50,380	—	2,114
Total non-MBS	476,038	3,353,651	—	50,380	—	2,114

MBS:
U.S. government guaranteed - residential (2)	—	153,058	—	—	—	—
U.S. government guaranteed - commercial (2)	—	470,484	—	—	—	—
GSE - residential (2)	—	4,694,168	—	—	—	—
GSE - commercial (2)	—	1,519,431	—	—	—	—
Private-label - residential	16,917	49,558	96,758	75,508	1,220,157	—
Private-label - commercial	10,545	—	—	—	—	—
ABS backed by home-equity loans	7,911	6,745	5,486	—	5,630	—
Total MBS	35,373	6,893,444	102,244	75,508	1,225,787	—

Total investments	$511,411	$10,847,387	$5,877,244	$125,888	$1,225,787	$2,114
 _______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2012. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table details our investment securities with a long-term credit rating below investment grade as of March 31, 2012.

Credit Ratings of Investments Below Investment Grade at Carrying Value As of March 31, 2012 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$35,005	$99,105	$643,002	$152,797	$33,014	$257,234	$1,220,157
ABS backed by home-equity loans	—	3,779	1,384	—	—	467	5,630
Total	$35,005	$102,884	$644,386	$152,797	$33,014	$257,701	$1,225,787

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our private-label MBS during the quarter ended March 31, 2012, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$66,851	7.5%	7.4 - 7.6	16.3%	6.8 - 21.4	32.4%	26.9 - 35.4	10.5%	7.5 - 12.1
2006	16,690	6.9	6.9	28.1	28.1	44.0	44.0	0.0	0.0
2005	59,304	7.9	5.4 - 9.3	32.7	18.5 - 48.0	42.4	32.8 - 45.6	15.3	4.3 - 48.2
2004 and prior	146,492	9.1	3.7 - 19.1	17.4	2.7 - 65.3	30.4	20.6 - 47.5	15.7	6.0 - 71.0
Total	$289,337	8.4%	3.7 - 19.1	20.9%	2.7 - 65.3	34.1%	20.6 - 47.5	13.5%	0.0 - 71.0

Alt-A (2)
2007	$560,636	3.3%	1.2 - 8.5	76.6%	32.9 - 89.5	51.1%	44.1 - 59.6	13.3%	0.0 - 45.8
2006	911,736	3.5	1.6 - 6.0	73.5	40.1 - 88.0	52.8	42.4 - 57.9	15.6	0.0 - 49.4
2005	595,575	5.6	2.8 - 9.0	51.2	23.5 - 80.3	45.5	29.8 - 61.2	22.3	0.0 - 60.3
2004 and prior	58,164	8.9	6.4 - 14.8	35.7	2.1 - 47.7	38.1	20.6 - 48.5	24.7	7.5 - 38.9
Total	$2,126,111	4.2%	1.2 - 14.8	67.0%	2.1 - 89.5	49.9%	20.6 - 61.2	17.1%	0.0 - 60.3

ABS backed by home equity loans
Subprime (2)
2004 and prior	$27,774	5.5%	0.0 - 6.8	32.6%	26.5 - 45.3	75.9%	62.2 - 95.0	36.3%	0.0 - 99.8
_______________________

(1)
Commercial private-label MBS with a par value of $10.6 million and a private-label residential MBS with a par value of $3.4 million that are backed by the Federal Housing Administration and the Department of Veteran Affairs loans are not included in this table.

(2)
Securities are classified in the table above based upon the current performance characteristics of the underlying pool and therefore the manner in which the collateral pool group backing the security has been modeled (as prime, Alt-A, or subprime), rather than the classification of the security at the time of issuance.

For purposes of the tables below we classify private-label residential and commercial MBS and ABS backed by home equity loans as prime, Alt-A, or subprime based on the originator's classification at the time of origination or based on the classification by an NRSRO upon issuance of the MBS. In some instances, the NRSROs may have changed their classification subsequent to origination, which would not necessarily be reflected in the following tables.

Of our $9.3 billion in par value of MBS and ABS investments at March 31, 2012, $2.5 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$2.1 billion in par value are securities backed primarily by Alt-A loans;

•	$303.3 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$27.8 million in par value of these investments are backed primarily by subprime mortgages.

While there are no universally accepted classifications of mortgage loans based on underwriting standards, in general, subprime underwriting implies a credit-impaired borrower with a FICO score below 660, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. FICO® is a widely used credit-industry model developed by Fair Isaac and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the OTTI Governance Committee. For additional information on the OTTI Governance Committee, see — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates of the 2011 Annual Report.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $76.9 million in par value as of March 31, 2012, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. These bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.5 million in par value as of March 31, 2012, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates of the 2011 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	March 31, 2012			December 31, 2011
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$23,251	$269,483	$292,734	$23,846	$292,663	$316,509
Alt-A	41,054	2,085,057	2,126,111	42,153	2,147,908	2,190,061
Total private-label residential MBS	64,305	2,354,540	2,418,845	65,999	2,440,571	2,506,570
Private-label commercial MBS
Prime	10,586	—	10,586	10,586	—	10,586
ABS backed by home equity loans
Subprime	—	27,774	27,774	—	28,114	28,114
Total par value of private-label MBS	$74,891	$2,382,314	$2,457,205	$76,585	$2,468,685	$2,545,270
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of March 31, 2012, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of March 31, 2012, reflect the percentage of subordinated class outstanding balances as of March 31, 2012, to our senior class outstanding balances as of March 31, 2012, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of March 31, 2012, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At March 31, 2012 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$3,977	$—	$—	$—	$3,977
Double-A	31,611	—	—	—	31,611
Single-A	36,526	—	—	—	36,526
Triple-B	62,748	23,114	—	—	39,634
Below Investment Grade
Double-B	21,723	—	—	—	21,723
Single-B	23,688	—	—	15,939	7,749
Triple-C	88,435	43,737	—	36,030	8,668
Single-D	24,025	—	16,690	7,335	—
Total	292,733	66,851	16,690	59,304	149,888

Amortized cost	281,852	66,820	13,126	52,545	149,361
Gross unrealized losses	(35,607)	(4,721)	(1,157)	(9,168)	(20,561)
Fair value	246,353	62,099	11,969	43,377	128,908

Weighted average percentage of fair value to par value	82.60%	92.89%	71.71%	73.14%	86.00%
Original weighted average credit support	11.03	10.85	8.32	21.04	7.93
Weighted average credit support	13.57	10.50	—	15.30	15.54
Weighted average collateral delinquency (1)	12.90	8.00	18.86	19.35	10.72

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$10,586	$—	$—	$—	$10,586
Amortized cost	10,545	—	—	—	10,545
Fair value	11,081	—	—	—	11,081
Weighted average percentage of fair value to par value	104.68%	—%	—%	—%	104.68%
Original weighted average credit support	12.50	—	—	—	12.50
Weighted average credit support	14.54	—	—	—	14.54
Weighted average collateral delinquency (1)	1.07	—	—	—	1.07
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At March 31, 2012 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$12,940	$—	$—	$12,940	$—
Double-A	17,946	809	—	—	17,137
Single-A	60,894	—	—	48,551	12,343
Triple-B	12,761	—	—	1,958	10,803
Below Investment Grade
Double-B	13,442	—	—	13,442	—
Single-B	78,748	4,302	—	56,565	17,881
Triple-C	1,016,164	226,715	511,034	278,415	—
Double-C	311,152	86,666	90,418	134,068	—
Single-C	53,492	21,901	31,591	—	—
Single-D	548,573	220,244	278,693	49,636	—
Total	2,126,112	560,637	911,736	595,575	58,164

Amortized cost	1,610,112	387,408	640,832	523,708	58,164
Gross unrealized losses	(449,289)	(109,081)	(189,067)	(139,756)	(11,385)
Fair value	1,161,217	278,327	452,159	383,952	46,779
Other-than-temporary impairment for the three months ended March 31, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	(6,378)	(79)	(3,770)	(2,529)	—
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	3,421	(301)	1,193	2,529	—
Net impairment losses on held-to-maturity securities recognized in income	(2,957)	(380)	(2,577)	—	—

Weighted average percentage of fair value to par value	54.26%	49.64%	49.59%	64.47%	80.43%
Original weighted average credit support	27.39	28.25	28.55	26.73	12.95
Weighted average credit support	18.10	13.32	15.60	22.27	24.71
Weighted average collateral delinquency (1)	39.33	44.65	42.98	27.56	17.98
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At March 31, 2012 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$7,937
Double-A	6,745
Single-A	5,487
Below Investment Grade
Single-B	4,770
Triple-C	1,883
Single-D	952
Total	27,774

Amortized cost	27,050
Gross unrealized losses	(6,263)
Fair value	20,787
Other-than-temporary impairment for the three months ended March 31, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	—
Net amount of impairment losses reclassified from accumulated other comprehensive loss	(3)
Net impairment losses on held-to-maturity securities recognized in income	(3)

Weighted average percentage of fair value to par value	74.84%
Original weighted average credit support	9.98
Weighted average credit support	36.27
Weighted average collateral delinquency (1)	20.91
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Carrying values and fair values in the table below are as of March 31, 2012.

Rating Agency Actions (1) Investments on Negative Watch as of April 30, 2012 (dollars in thousands)

	Private-Label Residential MBS		ABS Backed by Home Equity Loans		HFA Securities
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$2,389	$2,244	$—	$—	$—	$—
Double-A	18,465	16,102	4,392	3,297	82,675	72,776
Triple-B	8,899	7,320	—	—	—	—
Double-B	4,828	4,002	—	—	—	—
Triple-C	—	—	135	136	—	—
_______________________

(1)	Represents the lowest rating as of April 30, 2012 available for each security based on the NRSROs we use.

The following table provides a summary of credit-rating downgrades that have occurred during the period from April 1, 2012, through April 30, 2012 for our investments. Carrying values and fair values are as of March 31, 2012.

Rating Agency Actions (1) Ratings Downgrades from April 1, 2012, through April 30, 2012 (dollars in thousands)

	Credit Rating as of		Carrying	Fair
Investment Category	March 31, 2012	April 30, 2012	Value	Value
Private-label - residential	AAA	A	$1,061	$966
Private-label - residential	AA	BBB	2,837	2,532
Private-label - residential	A	BBB	16,694	15,037
Private-label - residential	BBB	BB	6,662	5,383

ABS backed by home equity loans	AAA	AA	1,002	708
ABS backed by home equity loans	AA	A	2,352	1,749
_______________________

(1)	Represents the lowest rating available for each security based on the NRSROs we use.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of March 31, 2012 (dollars in thousands)
	March 31, 2012					April 30, 2012, Private-label MBS ratings based on March 31, 2012, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$289,356	$278,474	$(35,607)	12.16%	1.4%	1.2%	52.6%	47.4%	9.1%
Alt-A option ARM	842,046	698,402	(224,739)	43.67	—	—	—	100.0	—
Alt-A other	1,270,430	904,631	(224,550)	34.81	1.0	1.0	7.9	92.1	1.0
Total private-label residential MBS	2,401,832	1,881,507	(484,896)	35.19	0.7	0.7	9.7	90.3	1.5
ABS backed by home equity loans:
Subprime first lien	27,774	27,050	(6,263)	20.91	28.6	25.0	72.6	27.4	20.0
Total private-label MBS	$2,429,606	$1,908,557	$(491,159)	35.02%	1.0%	1.0%	10.5%	89.5%	1.7%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of March 31, 2012, where such concentrations are five percent or greater of all loans underlying these investments.

Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS

State concentrations	Percentage of Total Private-Label MBS and ABS
California	39.5%
Florida	12.5
All Other	48.0
100.0%
Metropolitan Statistical Areas
Los Angeles - Long Beach, CA	10.3%
Washington, D.C.-MD-VA-WV	5.9
All Other	83.8
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

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended March 31, 2012:

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

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of April 30, 2012
	Moody's		S&P		Fitch
	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch
Ambac Assurance Corporation (1)	Removed	NA	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative Watch	AA-	Stable	Not Rated	Not Rated
MBIA Insurance Corporation (2)	B3	Negative Watch	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc. (1)	Ca	Developing	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company (1)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Negative	AA+	Negative	AAA	Negative
Freddie Mac	Aaa	Negative	AA+	Negative	AAA	Negative
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

(2)	MBIA Insurance Corp.'s burnout period ends in June 2012. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

The following table shows our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At March 31, 2012
(dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$58,470	$(12,370)	$809	$(9)	$—	$—	$—	$—	$—	$—
2006	13,889	(3,730)	—	—	—	—	—	—	—	—
2005	28,751	(8,497)	—	—	—	—	—	—	—	—
2004 and prior	1,354	(219)	—	—	—	—	—	—	—	—
Total Alt-A	102,464	(24,816)	809	(9)	—	—	—	—	—	—
Subprime
2004 and prior	1,906	(106)	7,129	(1,842)	14,130	(2,983)	3,680	(1,040)	929	(292)
Total private-label MBS	$104,370	$(24,922)	$7,938	$(1,851)	$14,130	$(2,983)	$3,680	$(1,040)	$929	$(292)
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

(2)	MBIA Insurance Corp.'s burnout period ends in June 2012. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

Our total investments in HFA securities was $199.6 million as of March 31, 2012. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of March 31, 2012.

State Concentrations of HFA Securities

	Carrying Value	Percent of Total HFA Investments
Massachusetts	$113,790	57.0%
Rhode Island	30,370	15.2
Connecticut	25,000	12.5
Maine	15,000	7.5
All Other	15,394	7.8
	$199,554	100.0%

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with one state HFA whereby we, for a fee, agree to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds in accordance with a schedule established by the agreement. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $169.2 million at March 31, 2012, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two NRSROs.

Mortgage Loans

As of March 31, 2012, our mortgage loan investment portfolio totaled $3.2 billion, an increase of $57.2 million from the December 31, 2011, balance of $3.1 billion. This increase occurred notwithstanding increasing prepayments on these investments, which could reflect growing interest in MPF.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to June 30, 2013. As of March 31, 2012, we had $213.6 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago of the 2011 Annual Report .

Mortgage Loans Credit Risk.

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2011 Annual Report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2012	December 31, 2011
Massachusetts	36%	35%
California	11	12
Connecticut	9	9
Maine	7	6
Wisconsin	6	6
All others	31	32
Total	100%	100%
Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in the following table:

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	March 31, 2012	December 31, 2011
Massachusetts	25%	24%
California	23	23
Connecticut	8	9
All others	44	44
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $6.6 million at March 31, 2012, compared with $7.8 million at December 31, 2011. The principal reason for this decline is an increase in the portion of expected losses that exceed our first loss account and will be absorbed by the participating financial institution. For information on the determination of the allowance at March 31, 2012, see Item 1— Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2011 Annual Report.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. The following table presents our delinquent loans (dollars in thousands).

	March 31, 2012	December 31, 2011
Nonaccrual loans, par value	$51,467	$54,927
Total par value past due 90 days or more and still accruing interest (1)	25,475	24,438
_______________________

(1)	Represents government mortgage loans.

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (7.5 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (33.0 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of March 31, 2012.

Summary of Higher-Risk Conventional Mortgage Loans As of March 31, 2012 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$196,528	5.65%	1.53%	7.22%
High loan-to-value loans (2)	14,655	—	4.52	4.43
Subprime and high loan-to-value loans (3)	1,709	15.76	—	12.56
Total high-risk loans	$212,892	5.34%	1.73%	7.07%
_______________________

(1)	Subprime loans are loans to borrowers with FICO credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of March 31, 2012, we were the beneficiary of primary mortgage insurance coverage on $219.2 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $33.1 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of April 30, 2012, all of these mortgage insurance companies have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company unless that company is rated at least triple-B by S&P (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple-B as of April 30, 2012, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits have, in turn, led to fewer mortgage loan investment opportunities for us.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We have monitored the financial condition of these mortgage insurance companies. Further, we required all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. However, none of the eight mortgage insurance companies previously approved by us are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to us. We do not currently invest in mortgage loans that rely on supplemental mortgage insurance to be eligible investments.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of April 30, 2012		March 31, 2012
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$68,520	$15,894	$—	$15,894	31.8%
Genworth Mortgage Insurance Corporation	B/Ba1/NR	Negative	55,715	13,166	—	13,166	26.4
Mortgage Guaranty Insurance Corporation	B/B1/NR	Negative	42,934	9,305	—	9,305	18.6
PMI Mortgage Insurance Company (1)	R/Caa3/NR	Negative	15,461	3,277	—	3,277	6.6
CMG Mortgage Insurance Company	BBB/NR/BBB	Negative	13,584	3,229	—	3,229	6.5
Radian Guaranty Incorporated	B/Ba3/NR	Negative	10,238	1,941	—	1,941	3.9
Republic Mortgage Insurance Company (2)	R/NR/NR	Negative Watch	9,602	1,874	649	2,523	5.0
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	3,133	576	—	576	1.2
			$219,187	$49,262	$649	$49,911	100.0%

_______________________

(1)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Company and beginning October 24, 2011, PMI Mortgage Insurance Company has been directed to only pay 50 percent of the claim amounts with the remaining claim amounts being deferred until the company is liquidated.

(2)	On January 19, 2012, the North Carolina Department of Insurance issued an Order of Supervision providing for immediate administrative supervision of Republic Mortgage Insurance Co. (RMIC). Under the order, RMIC continues to manage the business through its employees, and retains its status as a wholly-owned subsidiary of its parent holding company, Old Republic International Corporation. The primary effect is that RMIC may not pay more than 50 percent of any claims allowed under any policy of insurance it has issued. The remaining 50 percent will be deferred and credited to a temporary surplus account on the books of RMIC during an initial period not to exceed one year. Accordingly, all claim payments made on January 19, 2012, and thereafter will be made at the rate of 50 percent.

Deposits

At March 31, 2012, and December 31, 2011, deposits totaled $760.4 million and $654.2 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both March 31, 2012, and December 31, 2011 amounted to $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $180,000 and $16.5 million as of March 31, 2012, and December 31, 2011, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $842.2 million and $905.3 million as of March 31, 2012, and December 31, 2011, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2012, and December 31, 2011. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents a hedge strategy that hedges the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			March 31, 2012		December 31, 2011
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$7,657,257	$(563,507)	$7,850,557	$(603,754)
	Swaps	Economic	10,750	(227)	10,750	(282)
Total associated with advances			7,668,007	(563,734)	7,861,307	(604,036)
Available-for-sale securities	Swaps	Fair value	711,915	(329,806)	711,915	(379,375)
	Caps and floors	Economic	300,000	765	300,000	786
Total associated with available-for-sale securities			1,011,915	(329,041)	1,011,915	(378,589)
Trading securities	Swaps	Economic	225,000	(26,963)	225,000	(29,503)
COs	Swaps	Fair value	10,203,550	118,565	10,743,550	196,640
	Forward starting swaps	Cash Flow	1,250,000	(34,983)	700,000	(31,981)
Total associated with COs			11,453,550	83,582	11,443,550	164,659
Deposits	Swaps	Fair value	20,000	3,687	20,000	3,986
Total			20,378,472	(832,469)	20,561,772	(843,483)
Mortgage delivery commitments			69,509	28	17,734	128
Total derivatives			$20,447,981	(832,441)	$20,579,506	(843,355)
Accrued interest				(7,983)		(25,187)
Cash collateral				(1,561)		(20,241)
Net derivatives				$(841,985)		$(888,783)
Derivative asset				$180		$16,521
Derivative liability				(842,165)		(905,304)
Net derivatives				$(841,985)		$(888,783)

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $17.9 billion, representing 87.3 percent of all derivatives outstanding as of March 31, 2012. Economic hedges are not included within the two tables below.

Fair Value Hedge Relationships of Advances By Year of Contractual Maturity As of March 31, 2012 (dollars in thousands)
					Weighted-Average Yield (3)
	Derivatives		Advances (1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,213,050	$(19,099)	$1,213,050	$19,031	3.59%	0.52%	3.47%	0.64%
Due after one year through two years	895,710	(39,546)	895,710	39,460	3.76	0.51	3.53	0.74
Due after two years through three years	934,050	(52,285)	934,050	52,145	3.21	0.51	2.96	0.76
Due after three years through four years	765,027	(50,872)	765,027	50,805	3.09	0.52	2.79	0.82
Due after four years through five years	1,351,530	(122,690)	1,351,530	121,017	3.36	0.51	3.09	0.78
Thereafter	2,497,890	(279,015)	2,497,890	277,760	3.72	0.51	3.46	0.77
Total	$7,657,257	$(563,507)	$7,657,257	$560,218	3.52%	0.51%	3.27%	0.76%
_______________________

(1)	Included in the advances hedged amount are $4.5 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2012.

Fair Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of March 31, 2012 (dollars in thousands)
					Weighted-Average Yield (3)
	Derivatives		CO Bonds(1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,635,450	$14,048	$3,635,450	$(14,055)	1.06%	1.07%	0.34%	0.33%
Due after one year through two years	3,993,100	51,077	3,993,100	(50,896)	1.37	1.41	0.42	0.38
Due after two years through three years	1,050,000	13,972	1,050,000	(13,992)	1.20	1.23	0.30	0.27
Due after three years through four years	625,000	19,240	625,000	(19,259)	1.73	1.72	0.35	0.36
Due after four years through five years	605,000	842	605,000	(941)	1.06	1.03	0.33	0.36
Thereafter	295,000	19,386	295,000	(19,754)	2.61	2.61	0.35	0.35
Total	$10,203,550	$118,565	$10,203,550	$(118,897)	1.28%	1.30%	0.37%	0.35%
_______________________

(1)	Included in the CO Bonds hedged amount are $650.0 million of callable CO Bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of March 31, 2012.

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

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative contract. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position. The resulting net exposure at fair value is reflected in the below table. We presently pledge only securities collateral to counterparties with whom we are in a current negative fair-value position. From time to time, due to timing differences or derivatives valuation differences, and the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The resulting unsecured credit exposure to these latter counterparties as of March 31, 2012 was $13.1 million.

We note that our derivatives instruments could require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 1 — Notes to the Financial Statements — Note 10 — Derivatives and Hedging Activities. For information on how we mitigate the credit risk from unsecured credit exposures under our derivatives instruments, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments Credit Risk in the 2011 Annual Report.

We note that during the quarter ended March 31, 2012, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany. We continue to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Conditions — European Sovereign Debt Crisis in the 2011 Annual Report. We had no unsecured derivatives exposure to either

Eurozone financial institution on March 31, 2012. Our maximum unsecured derivatives exposure to any Eurozone counterparty was $38.3 million during the quarter ended March 31, 2012.

The following table presents derivative counterparty credit exposure as of March 31, 2012, and December 31, 2011.
Derivative Instruments (dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of March 31, 2012
Interest-rate-exchange agreements: (1)
Double-A	$790,000	2	$—
Single-A	19,588,472	11	66
Total interest-rate-exchange agreements	20,378,472	13	66
Commitments to invest in mortgage loans (2)	69,509	—	114
Total derivatives	$20,447,981	13	$180

As of December 31, 2011
Interest-rate-exchange agreements: (1)
Double-A	$575,000	2	$16,393
Single-A	19,986,772	11	—
Total interest-rate-exchange agreements	20,561,772	13	16,393
Commitments to invest in mortgage loans (2)	17,734	—	128
Total derivatives	$20,579,506	13	$16,521
_______________________

(1)
Ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used. In the case where the obligations are unconditionally and irrevocably guaranteed, the rating of the guarantor is used.

(2)
Total fair-value exposures related to commitments to invest in mortgage loans are offset by certain pair-off fees. Commitments to invest in mortgage loans are reflected as derivative instruments. We do not collateralize these commitments. However, should the participating financial institution fail to deliver the mortgage loans as agreed, the participating financial institution is charged a fee to compensate us for the nonperformance.

(3)	Total net exposure of positive fair value netted with cash collateral received from derivative counterparties.

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	March 31, 2012
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$3,257,965	16.0%	$(347,312)
Citigroup Financial Products, Inc.	3,080,040	15.1	(68,263)
Barclays Bank PLC	2,732,795	13.4	(66,259)
JP Morgan Chase Bank NA	2,121,400	10.4	(98,010)
Goldman Sachs Bank USA	2,039,725	10.0	(69,949)

	December 31, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,085,095	15.0%	$(66,457)
Deutsche Bank AG	2,957,965	14.4	(407,931)
Citigroup Financial Products, Inc.	2,749,040	13.4	(73,395)
Morgan Stanley Capital Services, Inc.	2,414,150	11.7	(115,873)
Goldman Sachs Bank USA	2,286,725	11.1	(78,858)

We may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing certificates of deposit. Terms for outstanding investments are currently overnight to 35 days. We also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. All of these counterparties affiliates buy, sell, and distribute our COs.

LIQUIDITY AND CAPITAL RESOURCES

Our financial strategies are designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Item 1 — Business — Consolidated Obligations in the 2011 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — External Sources of Liquidity. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

The following table shows our structural liquidity as of March 31, 2012.

Structural Liquidity As of March 31, 2012 (dollars in thousands)

	1 Month	2 Months	3 Months
Projected net cash flow (1)	$1,141,311	$(2,086,593)	$(2,655,798)
Less: Cumulative contingent obligations	(4,261,836)	(5,585,877)	(6,798,323)
Equals: Net structural liquidity need	(3,120,525)	(7,672,470)	(9,454,121)
Available borrowing capacity (2)	$37,514,289	$41,256,687	$43,852,869
Ratio of available borrowing capacity to net structural liquidity need	12.02	5.38	4.64
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00

_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Plan Requirements.

Finance Agency regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access the CO debt markets. We complied with this requirement at all times during the three months ended March 31, 2012. As of March 31, 2012, and December 31, 2011, we held a surplus of $11.0 billion and $12.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of March 31, 2012.

Contingency Liquidity As of March 31, 2012 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$(716,900)
Contingency borrowing capacity (exclusive of CO issuances)	11,718,698
Net contingency borrowing capacity	$11,001,798
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended March 31, 2012.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets with maturities inclusive of projected prepayments greater than one year funded by liabilities maturing inclusive of projected calls in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. We maintained compliance with this requirement at all times during the three months ended March 31, 2012. During the three months ended March 31, 2012, this gap averaged 6.6 percent (maximum level 7.4 percent and minimum level 5.2 percent). As of March 31, 2012, this gap was 7.4 percent, compared with 9.2 percent at December 31, 2011.

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

Debt Financing — Consolidated Obligations

At March 31, 2012, and December 31, 2011, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $41.4 billion and $44.5 billion, respectively.

CO bonds outstanding for which we are primarily liable at March 31, 2012, and December 31, 2011, include issued callable bonds totaling $1.5 billion and $3.0 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 31.0 percent and 32.9 percent of the outstanding COs for which we are primarily liable at March 31, 2012, and December 31, 2011, respectively, but accounted for 92.8 percent and 99.2 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2012 and 2011, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report. Financial markets were relatively calmer than during the preceding two quarters as uncertainties about European sovereignties and financial institution abated due, in part, to actions by the European Central Bank to provide liquidity. The U.S. economy grew modestly during the quarter ended March 31, 2012, and employment growth was generally stronger throughout this period than it had been throughout the second half of 2011.

We continue to operate in a prolonged, historically low-interest rate environment as discussed under — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment. Overall, we have experienced relatively low CO issuance costs during 2011 continuing into 2012, reflecting the low-interest rate environment together with a flight to quality due to the sovereign debt crisis in Europe, though easing pressures in Europe caused a slight increase in our relative cost of funding. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk management needs. Throughout the three months ended March 31, 2012, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the second quarter of 2012.

Capital

Our total GAAP capital decreased $165.9 million to $3.3 billion at March 31, 2012, from $3.5 billion at December 31, 2011. The decrease was attributable to the excess capital stock repurchase of $237.4 million in March 2012, offset by a net reduction of $14.6 million in accumulated other comprehensive income, a $42.4 million increase in retained earnings, and the purchase of $14.6 million of capital stock by members during the three months ended March 31, 2012.

The FHLBank Act and Finance Agency regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2012, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2011 Annual Report. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. We did conduct a partial repurchase of excess stock on March 9, 2012, as discussed under — Executive Summary — Partial Repurchase of Excess Stock.

At March 31, 2012, and December 31, 2011, excess stock totaled $1.9 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2012	$638,343	$1,092,987	$1,731,353	$3,617,415	$1,886,062
December 31, 2011	623,793	1,104,877	1,728,692	3,852,777	2,124,085

_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

We redeem our capital stock in accordance with our capital plan and applicable law. Capital stock can become subject to redemption based on a member's request for the redemption of its excess stock, upon termination of membership or in such other cases as are set forth in our capital plan and subject to the limitations therein. Our only class of capital stock outstanding is Class B stock. Class B stock is subject to a minimum five-year stock redemption period. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock in the 2011 Annual Report and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2011 Annual Report.

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $214.9 million and $227.4 million at March 31, 2012, and December 31, 2011, respectively.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at March 31, 2012, and December 31, 2011 (dollars in thousands).

Expiry of Redemption Period	March 31, 2012	December 31, 2011
Due in one year or less	$—	$—
Due after one year through two years	80,269	86,598
Due after two years through three years	—	10
Due after three years through four years	134,590	—
Due after four years through five years	—	140,821
Total	$214,859	$227,429

Capital Rule

The Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2011 Annual Report

By letter dated March 28, 2012, the Acting Director of the Finance Agency notified us that, based on December 31, 2011, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on March 31, 2012, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, which steps are reflected in our capital ratio targets, internal minimum capital requirement in excess of regulatory requirements, and our retained earnings target.

Targeted Capital Ratio Operating Range

We target an operating range of 4.0 percent to 7.5 percent for our capital ratio, a range adopted in conjunction with our capital preservation measures. Our capital ratio was 8.7 percent at March 31, 2012, a ratio in excess of the targeted operating range. This results principally from the limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Advances Balances.

Internal Minimum Capital Requirement

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of March 31, 2012, this internal minimum capital requirement equaled $2.8 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

Retained Earnings Target

Our retained earnings target is $875.0 million. For information on how we select and adjust our retained earnings target, including in response to Finance Agency regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Internal Capital Practices and Policies — Retained Earnings Target in the 2011 Annual Report.

At March 31, 2012, we had total retained earnings of $440.5 million, consisting of $408.2 million in unrestricted retained earnings and $32.3 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 1 — Notes to the Financial Statements — Note14 — Capital. Amounts in our restricted retained earnings account are not available to pay dividends.

Dividends. On April 26, 2012, our board of directors adopted a resolution that it would not declare dividends in excess of 20 percent of quarterly net income for the quarter on which the dividend is based for the remainder of 2012 without the Finance Agency's nonobjection. Additionally, on that same day, the board adopted a revision to our retained earnings policy that now provides that when our retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our earnings for the quarter. This revised policy replaces the prior policy that had limited the quarterly dividend payout to 50 percent of our earnings for the quarter in such instances. For additional information on dividend limitations, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2011 Annual Report.

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

Off-balance-sheet arrangements are more fully discussed in Item 1 — Notes to the Financial Statements — Note 18 — Commitments and Contingencies.

Through the second quarter of 2011, we were required to pay 20 percent of our net earnings (after the AHP assessment) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on our net income of $46.8 million for the three months ended March 31, 2012, our AHP assessment was $5.2 million. See Item 1 — Business — Assessments in the 2011 Annual Report for additional information regarding REFCorp and AHP.

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

We have identified five accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, accounting for deferred premiums and discounts on prepayable assets, the allowance for loan losses, and other-than-temporary-impairment of investment securities. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2011 Annual Report.

As of March 31, 2012, we have not made any significant changes to the estimates and assumptions used in applying its critical accounting policies and estimates from those used to prepare its audited financial statements. Also described below are the results of the sensitivity analysis for private-label MBS.

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

Our base-case housing price forecast as of March 31, 2012, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home-price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home-price declines were projected to range from 5.0 percent to 13.0 percent over the three- to nine-month period beginning January 1, 2012. The following table presents projected home-price recovery ranges by month under the base-case and adverse-case scenario.

	Recovery Range of Annualized Rates
Months	Base Case			Adverse Case
1 - 6	0.0	to	2.8	0.0	to	1.9
7 - 18	0.0	to	3.0	0.0	to	2.0
19 - 24	1.0	to	4.0	0.7	to	2.7
25 - 30	2.0	to	4.0	1.3	to	2.7
31 - 42	2.0	to	5.0	1.3	to	3.4
43 - 66	2.0	to	6.0	1.3	to	4.0
Thereafter	2.3	to	5.6	1.5	to	3.8

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of March 31, 2012 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ending March 31, 2012	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	—	$—	$—	2	$14,528	$(336)
Alt-A	7	114,380	(2,957)	58	1,117,825	(27,017)
Subprime	1	952	(3)	3	2,996	(62)
Total private-label MBS	8	$115,332	$(2,960)	63	$1,135,349	$(27,415)

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Notes to the Financial Statements — Note 2 — Recently Issued Accounting Standards and Interpretations for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). We expect HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Mandatory Clearing and Electronic Trading of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in the 2011 Annual Report, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, we do not expect that any of our swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in the 2011 Annual Report. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.
The U.S. Commodity Futures Trading Commission (the CFTC), the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer based on the derivative transactions that we enter into for the purposes of hedging and managing our interest-rate risk.

The CFTC and the SEC have not finalized their rules further defining “swap.” See Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in the 2011 Annual Report for a discussion of how such final rules could impact call and put optionality in certain advances from us to our borrowers.

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012, and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, we had $46.9 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, we had $41.4 billion in total outstanding COs, our principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency) in making its determinations. A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If we are designated by the Oversight Council for supervision by the Federal Reserve and to be subject to the additional prudential standards, then our operations and business could be adversely impacted by resulting additional costs and restrictions on our business activities.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of April 30, 2012, that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for certain bank holding companies and nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include risk-based capital, leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under — Other Significant Developments). Our operations and business would be adversely impacted by additional costs and business activity restrictions if we are subject to the prudential standards as proposed.

Developments under the Finance Agency

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule which will be effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011, and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances and the type of investments that we are eligible to make, our business and/or results of operations could be adversely impacted.

Other Significant Developments

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

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

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
These programs, proposals, and settlements could ultimately impact our investments in MBS, including the timing and amount of cashflows we realize from those investments. As discussed under — Executive Summary — Investments in Private-Label MBS, we monitor these developments and assess the potential impact of relevant developments on our investments, including private-label MBS as well as on our securities and loan collateral and on the creditworthiness of our members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in private-label MBS, based on developments such as these. Additional developments could result in further increases to our loss projections from these investments.
Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of our original expectations subjecting us to reinvestment risk.
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

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that impacted institutions divest or limit their investments in COs. On the other hand, the new requirements could incent our members to take our term advances to create and maintain balance sheet liquidity. The new rule could also cause us to alter our investment strategy to include securities with greater weighting in the Basel Committee liquidity standards than historically acquired by us. Typically these securities have lower yields than equivalent duration security types in which we historically invest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. Sources and types of market and interest-rate risk are described in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Sources and Types of Market and Interest-Rate Risk
in the 2011 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

We use various strategies and techniques to manage our market and interest-rate risk including the following and combinations of the following:

•	the issuance of COs that generally match the interest-rate-risk exposures of our assets;

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate-risk of our debt (at March 31, 2012, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.4 billion, compared with $14.6 billion at December 31, 2011, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $838.0 million and $843.0 million at March 31, 2012, and December 31, 2011, respectively);

•
the issuance of COs together with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bonds used in conjunction with interest-rate-exchange agreements was $9.9 billion, or 35.3 percent of our total outstanding CO bonds at March 31, 2012, compared with $10.7 billion, or 36.3 percent of total outstanding CO bonds, at December 31, 2011);

•
contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which fees make us financially indifferent if such advances are prepaid prior to maturity and protect against a loss of income under certain interest-rate environments;

•
the use of the duration extension portfolio (which totaled $2.8 billion at March 31, 2012, as compared with $3.3 billion at December 31, 2011), to hedge our net interest income against the impact of low interest rates, which is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk — Duration Extension Portfolio in the 2011 Annual Report; and

•	the use of callable debt for a portion of our investments in mortgage loans to manage the interest-rate and prepayment risks from these investments.

Each of the foregoing strategies and techniques is more fully discussed in the 2011 Annual Report under Item 7A —Quantitative and Qualitative Disclosures About Market Risks — Strategies to Manage Market and Interest Rate Risk in the 2011 Annual Report.

Measurement of Market and Interest-Rate Risk

Our principal measure of market and interest-rate risk is market value of equity (MVE). MVE is the net economic value of total assets and liabilities, including any off-balance-sheet items. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the theoretical market value of assets and the theoretical market value of liabilities. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is therefore a theoretical measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. BVE is equal to our permanent capital, which consists of the par value of capital stock including mandatorily redeemable capital stock, plus retained earnings. BVE excludes accumulated other comprehensive loss.

We caution that care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern, because it does not consider future new business activities, risk management strategies, or the net profitability of assets after funding costs are subtracted.

We measure our exposure to market and interest-rate risk using several metrics, including:

•	the ratio of MVE to BVE;

•	the ratio of MVE to the par value of our Class B Stock (Par Stock), which we refer to as the MVE to Par Stock ratio;

•	the ratio of adjusted MVE to Par Stock, which metric removes the impact of market illiquidity on MVE;

•	the ratio of MVE to the market value of assets, which we refer to as the economic capital ratio;

•
value at risk (VaR), which measures the change in our MVE to a 99th percent confidence interval, based on a set of stress scenarios using historical interest-rate and volatility movements that have been observed over six-month intervals starting at the most recent month-end and going back monthly to 1978, consistent with Finance Agency regulations;

•	duration of equity, which measures percentage change to shareholder value due to movements in market conditions including, but not limited to, prices, interest rates and volatility;

•
the duration gap of our assets and liabilities, which is the difference between the estimated durations (percentage change in market value for a 100 basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched;

•	targeted metrics for the duration extension portfolio and our investments in mortgage loans; and

•
the use of an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and nonlinear changes to our funding curve and LIBOR.

During the quarter ended March 31, 2012, we ceased using alternative measures of VaR and duration of equity, which we had referred to as management VaR and management duration of equity. We had used these metrics, to isolate the distortive impact of private-label MBS credit spreads and market illiquidity on VaR and duration of equity. However, these metrics are no longer as important to us due to the ongoing reduction in the size of our investments in private-label MBS and some recovery in the fair values of those investments.

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers and the foregoing market and interest-rate risk metrics are more fully discussed in the 2011 Annual Report under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2011 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at March 31, 2012, and December 31, 2011.

Interest/Market-Rate Risk Metric	At March 31, 2012	At December 31, 2011	Target, Limit or Management Action Trigger at March 31, 2012
MVE	$3.5 billion	$3.7 billion	None
MVE/BVE	87%	86%	None
MVE/Par Stock	97%	95%	100% (target)
Adjusted MVE/Par Stock	108%	108%	100% (limit)
Economic Capital Ratio	7.4%	7.2%	4.0% or lower (limit)
VaR	$82.3 million	$91.3 million	$275.0 million (limit)
Duration of Equity	+0.8 years	+1.1 years	+/- 5.0 years (limit)
Duration Gap	+0.7 months	+0.9 months	None
Duration Extension Portfolio VaR Limit (1)	$3.9 million	$5.2 million	$125.0 million (limit)
Duration Extension Portfolio Interest Rate Shock	Market yields on GSE debt would have to rise by 128 basis points for the management action trigger to be breached and by 178 basis points for the limit to be breached	Market yields on GSE debt would have to rise by 68 basis points for the management action trigger to be breached and by 118 basis points for the limit to be breached	75 basis points (management action trigger) and 25 basis points (limit)
MPF Portfolio VaR Limit	$52.1 million	$38.9 million	$68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on equity falls to 27 basis points above the average yield on three-month LIBOR	Return on equity falls to 24 basis points above the average yield on three-month LIBOR	Projected return on equity falls below three-month LIBOR over the following 12 month horizon (management action trigger)
_______________________

(1)	This metric is calculated net of any unrealized gain or loss.

As noted in the above table, we remain below our target of 100 percent for the ratio of MVE to Par Stock, principally due to the ongoing market valuation of our private-label MBS below par value. Also, we breached the income simulation management action trigger during the period, although we satisfied the trigger at March 31, 2012. We analyzed the breach and decided not to take any remedial steps because net income for the simulation still rose relative to the base net income; albeit, not at a rate equivalent to the rise in three-month LIBOR under the shocked scenario.

The following chart displays our MVE to BVE and MVE to Par Stock ratios over the preceding quarters.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

The sensitivities of market value of equity and the duration of equity to potential interest-rate scenarios are also metrics we monitor. The following table presents our MVE to BVE and MVE to Par Stock ratios and our duration of equity in different interest-rate scenarios.

	March 31, 2012
	Down[1] 300	Down[1] 200	Down[1] 100	Base	Up 100	Up 200	Up 300
MVE/BVE	88%	88%	88%	87%	87%	85%	82%
MVE/Par Stock	98%	98%	98%	97%	97%	95%	92%
Duration of Equity	1.7 years	0.1 years	(0.2) years	0.8 years	1.3 years	2.9 years	4.3 years
____________________________
(1) Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2011
	Down[1] 300	Down[1] 200	Down[1] 100	Base	Up 100	Up 200	Up 300
MVE/BVE	91%	89%	88%	86%	86%	84%	82%
MVE/Par Stock	100%	98%	97%	95%	95%	93%	90%
Duration of Equity	2.2 years	1.8 years	0.9 years	1.1 years	1.0 years	2.6 years	4.0 years
____________________________
(1) Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

VaR at Different Confidence Levels

The table below presents the historical simulation VaR estimate as of March 31, 2012, and December 31, 2011, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2012		December 31, 2011
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.15)%	$(5.4)	(0.15)%	$(5.5)
75%	0.66	23.2	0.69	25.2
95%	1.72	60.5	1.83	67.0
99%	2.34	82.3	2.49	91.3
_______________________
(1)          Loss exposure is expressed as a percentage of base MVE.

ITEM 4.     CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 27.0 percent of our capital stock as of March 31, 2012. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.4 percent of our capital stock as of March 31, 2012.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the risk factors below and other risks described herein, readers should carefully consider the risk factors set forth in the 2011 Annual Report that could materially impact our business, financial condition, or future results. The risks described below, elsewhere in this report, and in the 2011 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

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

As described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2011 Annual Report, other-than-temporary-impairment assessment is a subjective and complex determination by management.

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $3.0 million for private-label MBS that we determined were other-than-temporarily impaired for the three months ended March 31, 2012. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosure moratoriums by several major mortgage servicers appear likely to adversely impact expected cash flows from impacted securities, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of March 31, 2012, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $24.5 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $199.6 million as of March 31, 2012. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $26.6 million at March 31, 2012. Although we have determined that none of these securities is other-than-temporarily impaired at March 31, 2012, should the underlying loans underperform our projections, we could realize credit losses from these securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description
10.1	Severance Policy, as adopted March 23, 2012* (incorporated by reference to Exhibit 10.11 of the 2011 Annual Report).
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 11, 2012	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
May 11, 2012	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer