Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Boston
filed 2012-08-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2012
Class A Stock, par value $100	zero
Class B Stock, par value $100	36,405,821

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$473,209	$112,094
Interest-bearing deposits	250	177
Securities purchased under agreements to resell	6,000,000	6,900,000
Federal funds sold	1,000,000	2,270,000
Investment securities:
Trading securities	275,741	274,164
Available-for-sale securities - includes $9,420 and $119,118 pledged as collateral at June 30, 2012, and December 31, 2011, respectively that may be repledged	6,093,509	5,280,199
Held-to-maturity securities - includes $109,518 and $128,073 pledged as collateral at June 30, 2012, and December 31, 2011, respectively that may be repledged (a)	5,994,444	6,655,008
Total investment securities	12,363,694	12,209,371
Advances	26,456,739	25,194,898
Mortgage loans held for portfolio, net of allowance for credit losses of $6,114 and $7,800 at June 30, 2012, and December 31, 2011, respectively	3,311,457	3,109,223
Accrued interest receivable	108,230	116,517
Premises, software, and equipment, net	3,994	4,518
Derivative assets, net	103	16,521
Other assets	45,551	35,018
Total Assets	$49,763,227	$49,968,337
LIABILITIES
Deposits:
Interest-bearing	$644,234	$627,127
Non-interest-bearing	24,602	27,119
Total deposits	668,836	654,246
Consolidated obligations:
Bonds	27,622,744	29,879,460
Discount notes	16,610,160	14,651,793
Total consolidated obligations	44,232,904	44,531,253
Mandatorily redeemable capital stock	215,863	227,429
Accrued interest payable	107,312	110,782
Affordable Housing Program (AHP) payable	43,105	34,241
Derivative liabilities, net	954,653	905,304
Other liabilities	156,300	16,048
Total liabilities	46,378,973	46,479,303
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 34,209 shares and 36,253 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	3,420,870	3,625,348
Retained earnings:
Unrestricted	448,330	375,158
Restricted	43,496	22,939
Total retained earnings	491,826	398,097
Accumulated other comprehensive loss	(528,442)	(534,411)
Total capital	3,384,254	3,489,034
Total Liabilities and Capital	$49,763,227	$49,968,337
_______________________________________
(a)   Fair values of held-to-maturity securities were $6,079,552 and $6,663,066 at June 30, 2012, and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Advances	$72,967	$83,019	$152,486	$169,507
Prepayment fees on advances, net	28,172	10,134	32,474	11,327
Securities purchased under agreements to resell	2,425	405	4,614	945
Federal funds sold	517	1,357	1,028	3,758
Trading securities	2,536	4,839	5,086	10,236
Available-for-sale securities	17,348	15,863	31,763	34,051
Held-to-maturity securities	37,665	40,901	76,388	80,829
Prepayment fees on investments	115	535	202	549
Mortgage loans held for portfolio	34,548	37,855	69,313	76,189
Other	1	1	1	1
Total interest income	196,294	194,909	373,355	387,392
INTEREST EXPENSE
Consolidated obligations - bonds	103,532	115,990	210,359	236,116
Consolidated obligations - discount notes	2,913	2,123	4,496	7,262
Deposits	13	73	31	202
Mandatorily redeemable capital stock	284	133	574	269
Other borrowings	—	1	1	3
Total interest expense	106,742	118,320	215,461	243,852
NET INTEREST INCOME	89,552	76,589	157,894	143,540
Reduction of provision for credit losses	(383)	(1,509)	(1,534)	(1,458)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	89,935	78,098	159,428	144,998
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(5,763)	(16,859)	(12,141)	(23,646)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	4,271	(18,935)	7,689	(42,732)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,492)	(35,794)	(4,452)	(66,378)
Loss on early extinguishment of debt	(12,001)	—	(12,001)	—
Service fees	1,492	2,412	2,991	4,457
Net unrealized gains on trading securities	5,720	5,853	3,622	3,956
Net losses on derivatives and hedging activities	(8,162)	(7,874)	(6,423)	(6,053)
Realized net gain from sale of available-for-sale securities	—	4,432	—	12,801
Other	2,420	184	2,525	338
Total other loss	(12,023)	(30,787)	(13,738)	(50,879)
OTHER EXPENSE
Compensation and benefits	8,446	8,084	17,318	16,255
Other operating expenses	4,810	4,943	9,062	9,318
Federal Housing Finance Agency	1,074	1,162	2,399	2,460
Office of Finance	736	551	1,441	1,491
Other	605	3,063	1,197	3,599
Total other expense	15,671	17,803	31,417	33,123
INCOME BEFORE ASSESSMENTS	62,241	29,508	114,273	60,996
AHP	6,253	2,435	11,485	5,019
Resolution Funding Corporation (REFCorp)	—	5,297	—	11,078
Total assessments	6,253	7,732	11,485	16,097
NET INCOME	$55,988	$21,776	$102,788	$44,899

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011 (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$55,988	$21,776	$102,788	$44,899
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities
Net unrealized (losses) gains	(2,731)	21,205	(1,882)	24,837
Reclassification adjustment for realized gains included in net income	—	(4,432)	—	(12,801)
Total net unrealized (losses) gains on available-for-sale securities	(2,731)	16,773	(1,882)	12,036
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	(4,553)	(6,653)	(8,918)	(11,679)
Reclassification adjustment for noncredit portion of other-than-temporary impairment losses recognized as credit losses included in net income	282	25,588	1,229	54,411
Accretion of noncredit portion	18,223	41,920	38,293	89,909
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	13,952	60,855	30,604	132,641
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(19,424)	(1,685)	(22,426)	(1,685)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4	4	7	7
Total net unrealized losses relating to hedging activities	(19,420)	(1,681)	(22,419)	(1,678)
Pension and postretirement benefits	(410)	(174)	(334)	(149)
Total other comprehensive (loss) income	(8,609)	75,773	5,969	142,850
Total comprehensive income	$47,379	$97,549	$108,757	$187,749

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (dollars and shares in thousands) (unaudited)
	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$—	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	487	48,697					48,697
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)					(140,821)
Comprehensive income			44,899	—	44,899	142,850	187,749
Cash dividends on capital stock			(5,570)		(5,570)		(5,570)
BALANCE, JUNE 30, 2011	35,723	$3,572,301	$288,520	$—	$288,520	$(495,261)	$3,365,560

BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	340	33,948					33,948
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			82,231	20,557	102,788	5,969	108,757
Cash dividends on capital stock			(9,059)		(9,059)		(9,059)
BALANCE, JUNE 30, 2012	34,209	$3,420,870	$448,330	$43,496	$491,826	$(528,442)	$3,384,254

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$102,788	$44,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(10,565)	(637)
Reduction of provision for credit losses	(1,534)	(1,458)
Change in net fair-value adjustments on derivatives and hedging activities	96,468	32,277
Net other-than-temporary impairment losses on investment securities, credit portion	4,452	66,378
Loss on early extinguishment of debt	12,001	—
Realized net gain from sale of available-for-sale securities	—	(12,801)
Other adjustments	(119)	(313)
Net change in:
Market value of trading securities	(3,622)	(3,956)
Accrued interest receivable	8,287	20,586
Other assets	(5,154)	424
Accrued interest payable	(3,472)	(9,925)
Other liabilities	15,667	21,041
Total adjustments	112,409	111,616
Net cash provided by operating activities	215,197	156,515

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(73)	(54)
Securities purchased under agreements to resell	900,000	425,000
Federal funds sold	1,270,000	2,935,000
Premises, software, and equipment	(398)	(950)
Trading securities:
Net decrease in short-term	—	675,000
Proceeds from long-term	2,045	2,281
Available-for-sale securities:
Proceeds from long-term	769,977	2,380,184
Purchases of long-term	(1,454,937)	(492,011)
Held-to-maturity securities:
Proceeds from long-term	685,471	720,580
Purchases of long-term	—	(1,407,534)
Advances to members:
Proceeds	63,346,246	82,223,938
Disbursements	(64,658,859)	(80,442,889)
Mortgage loans held for portfolio:
Proceeds	400,133	331,514
Purchases	(610,394)	(226,289)
Proceeds from sale of foreclosed assets	5,078	4,992
Net cash provided by investing activities	654,289	7,128,762

FINANCING ACTIVITIES
Net change in deposits	(4,705)	(1,770)
Net payments on derivatives with a financing element	(20,196)	(16,027)

Net proceeds from issuance of consolidated obligations:
Discount notes	74,033,916	383,742,037
Bonds	4,705,507	6,735,069
Payments for maturing and retiring consolidated obligations:
Discount notes	(72,075,974)	(390,212,465)
Bonds	(6,921,816)	(6,954,500)
Proceeds from issuance of capital stock	33,948	48,697
Payments for redemption of mandatorily redeemable capital stock	(12,580)	(3,469)
Payments for repurchase of capital stock	(237,412)	—
Cash dividends paid	(9,059)	(5,570)
Net cash used in financing activities	(508,371)	(6,667,998)
Net increase in cash and due from banks	361,115	617,279
Cash and due from banks at beginning of the year	112,094	6,151
Cash and due from banks at period end	$473,209	$623,430
Supplemental disclosures:
Interest paid	$251,461	$276,641
AHP payments	$1,503	$3,038
REFCorp assessments refunded, net	$—	$(7,809)
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$5,814	$6,584

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

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (the Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. The FHLBanks are currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore, we have not yet determined either when we will implement the guidance or its effect on our financial condition results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of June 30, 2012, and December 31, 2011, were (dollars in thousands):

	June 30, 2012	December 31, 2011
Mortgage-backed-securities (MBS)
United States (U.S.) government-guaranteed – residential	$17,880	$18,880
Government sponsored enterprises (GSEs) – residential	5,803	6,663
GSEs – commercial	252,058	248,621
Total	$275,741	$274,164

Net unrealized gains on trading securities for the six months ended June 30, 2012 and 2011, amounted to $3.6 million and $4.0 million for securities held on June 30, 2012 and 2011, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of June 30, 2012, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$511,829	$—	$(39,552)	$472,277
Corporate bonds (2)	358,935	725	—	359,660
U.S. government-owned corporations	343,752	—	(52,981)	290,771
GSEs	2,340,036	39,399	(19,969)	2,359,466
	3,554,552	40,124	(112,502)	3,482,174
MBS
U.S. government guaranteed – residential	80,202	378	—	80,580
GSEs – residential	2,406,764	21,562	(37)	2,428,289
GSEs – commercial	102,433	33	—	102,466
	2,589,399	21,973	(37)	2,611,335
Total	$6,143,951	$62,097	$(112,539)	$6,093,509
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

As of June 30, 2012, the amortized cost of our available-for-sale securities included net premiums of $83.8 million. Of that amount, $65.0 million of net premiums related to non-MBS and $18.8 million of net premiums related to MBS. As of December 31, 2011, the amortized cost of our available-for-sale securities included net premiums of $77.2 million. Of that amount, $81.0 million of net premiums related to non-MBS and $3.8 million of net discounts related to MBS.

At June 30, 2012, and December 31, 2011, 21.0 percent and 25.4 percent, respectively, of our fixed-rate available-for-sale securities were swapped to a floating rate.

The following table summarizes our available-for-sale securities with unrealized losses as of June 30, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$472,277	$(39,552)	$472,277	$(39,552)
U.S. government-owned corporations	—	—	290,771	(52,981)	290,771	(52,981)
GSEs	—	—	123,079	(19,969)	123,079	(19,969)
	—	—	886,127	(112,502)	886,127	(112,502)
MBS
GSEs – residential	149,292	(37)	—	—	149,292	(37)

Total temporarily impaired	$149,292	$(37)	$886,127	$(112,502)	$1,035,419	$(112,539)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at June 30, 2012 and December 31, 2011, were (dollars in thousands):

	June 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,206,568	$1,213,074	$1,213,636	$1,217,440
Due after one year through five years	1,349,354	1,382,972	1,957,683	2,008,268
Due after five years through 10 years	—	—	—	—
Due after 10 years	998,630	886,128	983,553	875,111
	3,554,552	3,482,174	4,154,872	4,100,819
MBS (1)	2,589,399	2,611,335	1,173,887	1,179,380
Total	$6,143,951	$6,093,509	$5,328,759	$5,280,199
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

Sale of Available-for-Sale Securities. The following table shows the proceeds from sale and gross gains and losses realized on the sale of our available-for-sale securities (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sale of available-for-sale securities	$—	$749,172	$—	$2,127,944

Gross realized gains from sale of available-for-sale securities	$—	$6,046	$—	$14,415
Gross realized losses from sale of available-for-sale securities	—	(1,614)	—	(1,614)
Net realized gains from sale of available-for-sale securities	$—	$4,432	$—	$12,801

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of June 30, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$15,807	$—	$15,807	$1,504	$—	$17,311
State or local housing-finance-agency obligations (HFA securities)	198,503	—	198,503	62	(32,883)	165,682
GSEs	70,103	—	70,103	2,049	—	72,152
	284,413	—	284,413	3,615	(32,883)	255,145
MBS
U.S. government guaranteed – residential	44,467	—	44,467	960	—	45,427
U.S. government guaranteed – commercial	466,976	—	466,976	7,111	—	474,087
GSEs – residential	2,693,165	—	2,693,165	80,133	(676)	2,772,622
GSEs – commercial	1,102,463	—	1,102,463	86,829	—	1,189,292
Private-label – residential	1,786,104	(419,165)	1,366,939	41,962	(97,553)	1,311,348
Private-label – commercial	10,549	—	10,549	486	—	11,035
Asset-backed securities (ABS) backed by home equity loans	26,699	(1,227)	25,472	195	(5,071)	20,596
	6,130,423	(420,392)	5,710,031	217,676	(103,300)	5,824,407
Total	$6,414,836	$(420,392)	$5,994,444	$221,291	$(136,183)	$6,079,552

Our held-to-maturity securities as of December 31, 2011, were (dollars in thousands):

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$18,721	$—	$18,721	$1,697	$—	$20,418
HFA securities	202,438	—	202,438	61	(34,459)	168,040
GSEs	70,950	—	70,950	2,510	—	73,460
	292,109	—	292,109	4,268	(34,459)	261,918
MBS
U.S. government guaranteed – residential	50,912	—	50,912	934	—	51,846
U.S. government guaranteed – commercial	483,938	—	483,938	4,685	—	488,623
GSEs – residential	3,024,212	—	3,024,212	78,548	(1,105)	3,101,655
GSEs – commercial	1,247,688	—	1,247,688	86,252	—	1,333,940
Private-label – residential	1,969,237	(449,654)	1,519,583	18,789	(145,285)	1,393,087
Private-label – commercial	10,541	—	10,541	549	—	11,090
ABS backed by home equity loans	27,367	(1,342)	26,025	128	(5,246)	20,907
	6,813,895	(450,996)	6,362,899	189,885	(151,636)	6,401,148
Total	$7,106,004	$(450,996)	$6,655,008	$194,153	$(186,095)	$6,663,066

As of June 30, 2012, the amortized cost of our held-to-maturity securities included net discounts of $515.2 million. Of that amount, net premiums of $2.8 million related to non-MBS and net discounts of $518.0 million related to MBS. As of December 31, 2011, the amortized cost of our held-to-maturity securities included net discounts of $536.4 million. Of that amount, net premiums of $3.6 million related to non-MBS and net discounts of $540.0 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of June 30, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$379	$(1)	$150,343	$(32,882)	$150,722	$(32,883)

MBS
GSEs – residential	41,253	(223)	71,254	(453)	112,507	(676)
Private-label – residential	152	(66)	1,300,719	(474,991)	1,300,871	(475,057)
ABS backed by home equity loans	—	—	19,914	(6,137)	19,914	(6,137)
	41,405	(289)	1,391,887	(481,581)	1,433,292	(481,870)
Total	$41,784	$(290)	$1,542,230	$(514,463)	$1,584,014	$(514,753)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at June 30, 2012, and December 31, 2011, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	June 30, 2012			December 31, 2011
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$1,360	$1,360	$1,370	$1,360	$1,360	$1,369
Due after one year through five years	70,483	70,483	72,530	71,370	71,370	73,878
Due after five years through 10 years	35,491	35,491	36,535	38,405	38,405	39,733
Due after 10 years	177,079	177,079	144,710	180,974	180,974	146,938
	284,413	284,413	255,145	292,109	292,109	261,918
MBS (2)	6,130,423	5,710,031	5,824,407	6,813,895	6,362,899	6,401,148
Total	$6,414,836	$5,994,444	$6,079,552	$7,106,004	$6,655,008	$6,663,066
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

Note 6 — Other-Than-Temporary Impairment

We evaluate our individual available-for-sale and held-to-maturity securities for other-than-temporary impairment each quarter. As part of our evaluation of securities for other-than-temporary impairment, we consider whether we intend to sell each security for which fair value is less than amortized cost or whether it is more likely than not that we will be required to sell the security before the anticipated recovery of the remaining amortized cost. If either of these conditions is met, we recognize an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the statement of condition date. For securities in an unrealized loss position that meet neither of these conditions and for all residential private-label MBS, we perform a cash-flow analysis to determine whether the entire amortized cost basis of these impaired securities, including all previously other-than-temporarily impaired securities, will be recovered. If we do not expect to recover the entire amount, the unrealized loss position is considered to be other-than-temporarily impaired. We evaluate the security's other-than-temporary impairment to determine the amount of credit loss to be recognized in earnings, which is limited to the amount of that security's unrealized loss.

In performing a detailed cash-flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), other-than-temporary impairment is considered to have occurred. For determining the present value of variable-rate and hybrid private-label residential MBS, we use the effective interest rate derived from a variable-rate index, such as one-month London Interbank Offered Rate (LIBOR), plus the contractual spread, plus or minus a fixed-spread adjustment when there is an existing discount or premium on the security. As the implied forward curve of a selected variable-rate index changes over time, the effective interest rates derived from that index will also change over time and would therefore impact the present value of the subject security.

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at June 30, 2012. At June 30, 2012, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of June 30, 2012:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of June 30, 2012, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of June 30, 2012, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Agency MBS. For agency MBS, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any security. As a result, we have determined that, as of June 30, 2012, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at June 30, 2012.

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

	June 30, 2012
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	166	$2,233,443	$1,732,023	$1,326,267	$1,270,177
FHLBank of Chicago	16	23,038	22,386	21,256	17,383
Our own cash-flow projections	12	67,938	55,011	41,505	40,912

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), based on an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. Our housing-price forecast as of June 30, 2012, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 6.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1.0 percent to 4.0 percent over the three-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as follows:

Months	Recovery Range of
1-6	0.0%	to	2.8%
7-18	0.0%	to	3.0%
19-24	1.0%	to	4.0%
25-30	2.0%	to	4.0%
31-42	2.0%	to	5.0%
43-66	2.0%	to	6.0%
Thereafter	2.3%	to	5.6%

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

We do not intend to sell these securities and believe it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. We recorded other-than-temporary impairment credit losses of $1.5 million for the three months ended June 30, 2012. For held-to-maturity securities, the noncredit portion of an other-than-temporary impairment charge that is recognized in other comprehensive income is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended June 30, 2012, we accreted $18.2 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the three months ended June 30, 2012, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $282,000 for the three months ended June 30, 2012.

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended June 30, 2012 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands). We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example) as disclosed by those securities' issuance documents, as well as other statements made by or on behalf of the issuers about the securities, are inaccurate.

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Alt-A (1)
2007	$11,623	2.2%	2.2%	76.9%	76.9%	50.3%	50.3%	38.2%	38.2%
2006	122,103	2.9	2.3 - 4.4	75.8	70.5 - 76.9	55.2	53.4 - 57.8	30.0	0.0 - 38.0
2004 and prior	4,721	14.0	14.0	14.7	14.7	34.3	34.3	32.5	32.5
Total	$138,447	3.2%	2.2 - 14.0	73.8%	14.7 - 76.9	54.1%	34.3 - 57.8	30.8%	0.0 - 38.2
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

We own certain private-label MBS that are insured by third-party bond insurers (monoline insurers). Together with the other FHLBanks, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and, therefore, the burnout analysis is not applicable as discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guaranty Insurance Corp., and Ambac Assurance Corp., is not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. One of these insurers, Ambac Assurance Corp., has recently received permission from a Wisconsin Circuit Court to start paying 25 percent of policy claims in cash that have arisen since Ambac ceased paying claims in March, 2010 at the direction of the Wisconsin Commissioner of Insurance. While these cash payments are expected to commence in the third quarter of 2012, uncertainty surrounding other aspects of the company's rehabilitation plan are currently preventing us from including these payments in our cash flow modeling. For the remaining monoline insurer, MBIA Insurance Corp., the burnout period as of June 30, 2012, is three months, ending September 30, 2012. None of our securities that are guaranteed by MBIA Insurance Corp. were determined to have an other-than-temporary impairment credit loss at June 30, 2012.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized in the three months ending June 30, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	June 30, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Alt-A	$138,447	$103,445	$74,615	$75,316

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through June 30, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	June 30, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$74,331	$63,812	$47,178	$51,852
Private-label residential MBS – Alt-A	1,872,318	1,368,710	966,179	972,468
ABS backed by home equity loans – Subprime	5,832	5,165	3,938	4,042
Total other-than-temporarily impaired securities	$1,952,481	$1,437,687	$1,017,295	$1,028,362

The following table set forth other-than-temporary impairment credit losses that were recognized for the three and six months ended June 30, 2012, by investment classification (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion
Private-label residential MBS – Alt-A	$(5,763)	$4,271	$(1,492)	$(12,141)	$7,692	$(4,449)
ABS backed by home equity loans – Subprime	—	—	—	—	(3)	(3)
Total other-than-temporarily impaired securities	$(5,763)	$4,271	$(1,492)	$(12,141)	$7,689	$(4,452)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$533,862	$540,179	$544,833	$523,881
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	44	—	46
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,492	35,750	4,452	66,332
Reductions:
Securities matured during the period	(12,147)	(12,756)	(24,632)	(26,200)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(2,553)	(859)	(3,999)	(1,701)
Balance at end of period	$520,654	$562,358	$520,654	$562,358
_______________________

(1)
For the three months ended June 30, 2012, and 2011, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to all securities that were also previously impaired prior to April 1, 2012 and 2011. For the six months ended June 30, 2012 and 2011, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to all securities that were also previously impaired prior to January 1, 2012 and 2011.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$(434,344)	$(549,742)	$(450,996)	$(621,528)
Amounts reclassified (to) from accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(4,553)	(6,653)	(8,918)	(11,679)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	282	25,588	1,229	54,411
Net amount of impairment losses reclassified (to) from accumulated other comprehensive loss	(4,271)	18,935	(7,689)	42,732
Accretion of noncredit portion of impairment losses on held-to-maturity securities	18,223	41,920	38,293	89,909
Balance at end of period	$(420,392)	$(488,887)	$(420,392)	$(488,887)

Note 7 — Advances

General Terms. At both June 30, 2012, and December 31, 2011, we had advances outstanding with interest rates ranging from 0.00 percent to 8.37 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent include AHP-subsidized advances.

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$10,467	0.52%	$7,683	0.45%
Due in one year or less	13,430,972	0.79	8,266,384	1.15
Due after one year through two years	2,442,776	3.05	5,563,728	1.98
Due after two years through three years	2,529,526	2.79	2,721,354	2.88
Due after three years through four years	1,933,160	2.90	1,997,587	2.96
Due after four years through five years	2,497,446	3.07	2,151,231	2.90
Thereafter	3,045,360	3.47	3,873,205	3.71
Total par value	25,889,707	1.89%	24,581,172	2.23%
Premiums	46,212		37,378
Discounts	(23,593)		(23,748)
Hedging adjustments	544,413		600,096
Total	$26,456,739		$25,194,898

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At June 30, 2012, and December 31, 2011, we had putable advances outstanding totaling $4.0 billion and $4.7 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	June 30, 2012		December 31, 2011
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$10,467	0.0%	$7,683	0.0%
Due in one year or less	16,801,497	64.9	12,244,459	49.8
Due after one year through two years	2,118,926	8.2	4,975,328	20.2
Due after two years through three years	2,123,776	8.2	2,231,354	9.1
Due after three years through four years	1,626,260	6.3	1,797,337	7.3
Due after four years through five years	1,448,921	5.6	1,713,831	7.0
Thereafter	1,759,860	6.8	1,611,180	6.6
Total par value	$25,889,707	100.0%	$24,581,172	100.0%
We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At June 30, 2012, and December 31, 2011, we had callable advances outstanding totaling $32.5 million and $2.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	June 30, 2012	December 31, 2011
Fixed-rate	$22,939,240	$20,096,489
Variable-rate	2,950,467	4,484,683

Total par value	$25,889,707	$24,581,172

At June 30, 2012, 29.8 percent of our fixed-rate advances were swapped to a floating rate and 3.1 percent of our variable-rate advances were swapped to a different variable-rate index. At December 31, 2011, 39.0 percent of our fixed-rate advances were swapped to a floating rate and 0.5 percent of our variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.

Our potential credit risk from advances is principally concentrated in commercial banks, savings institutions, and credit unions. At June 30, 2012, and December 31, 2011, we had $8.2 billion and $7.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to three borrowers at both June 30, 2012, and December 31, 2011, representing 31.7 percent and 30.0 percent, respectively, of total par value of outstanding advances.

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

Prepayment Fees. We record prepayment fees received from borrowers on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, under certain advances products the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment-fee provision are hedged with derivatives containing offsetting terms, so that we are financially indifferent to the borrowers' decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of operations.

For the three and six months ended June 30, 2012 and 2011, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Prepayment fees received from borrowers	$64,773	$16,261	$68,224	$18,666
Less: hedging fair-value adjustments on prepaid advances	(37,444)	(6,219)	(39,145)	(6,975)
Less: net premiums associated with prepaid advances	(290)	(573)	(337)	(563)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(1,190)	(778)	(1,687)	(1,377)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	2,323	1,443	5,419	1,576
Net prepayment fees recognized in income	$28,172	$10,134	$32,474	$11,327

Note 8 — Mortgage Loans Held for Portfolio

We invest in mortgage loans through the Mortgage Partnership Finance® (MPF®) program. These investments are either guaranteed or insured by federal agencies (government mortgage loans) or are credit-enhanced by the related participating financial institution (conventional mortgage loans). All such investments are held for portfolio. The mortgage loans are typically originated, credit-enhanced, and serviced by the related participating financial institution. The majority of these loans are serviced by the originating institution. However, a portion of these loans are sold servicing-released by the participating financial institution and serviced by a third-party servicer.

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	June 30, 2012	December 31, 2011
Real estate
Fixed-rate 15-year single-family mortgages	$678,473	$646,539
Fixed-rate 20- and 30-year single-family mortgages	2,593,604	2,439,475
Premiums	47,774	35,420
Discounts	(4,843)	(5,708)
Deferred derivative gains and losses, net	2,563	1,297
Total mortgage loans held for portfolio	3,317,571	3,117,023
Less: allowance for credit losses	(6,114)	(7,800)
Total mortgage loans, net of allowance for credit losses	$3,311,457	$3,109,223

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	June 30, 2012	December 31, 2011
Conventional mortgage loans	$2,937,259	$2,777,100
Government mortgage loans	334,818	308,914
Total par value	$3,272,077	$3,086,014

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
Credit Products
We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws. The FHLBank Act requires us to obtain sufficient collateral to secure our credit products. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other assets as collateral. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. Members also pledge their Bank capital stock as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We believe our policies appropriately manage our credit risks arising from our credit products.
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
Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At June 30, 2012, and December 31, 2011, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit. The estimated value of the collateral required to secure each borrower's obligations is calculated by applying collateral discounts or haircuts.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2012, and December 31, 2011, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the six months ended June 30, 2012, and June 30, 2011.
Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at June 30, 2012, and December 31, 2011. At June 30, 2012, and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.
Government Mortgage Loans Held for Portfolio
We invest in government mortgage loans secured by one- to four-family residential properties. Government mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, or by the U.S. Department of Housing and Urban Development.
The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2012, and December 31, 2011. In addition, due to the government guarantee or insurance, these mortgage loans are not placed on nonaccrual status.
Conventional Mortgage Loans Held for Portfolio
We use a model to determine our allowance for credit losses based on our investments in conventional mortgage loans. We periodically adjust the key inputs to this model in an effort intended to properly align our loss projections with the market conditions that are relevant to these loans. The key inputs to the model include past and current performance of these loans (including portfolio delinquency and default migration statistics), overall loan portfolio performance characteristics (including loss-mitigation features, especially credit enhancements, as discussed below under — Credit Enhancements), and loss-severity estimates for these loans. We update the following inputs at least once per quarter: current outstanding loan amounts, delinquency statistics of the portfolio, and related loss-mitigation features (including credit-enhancement and estimated credit-enhancement fee-recovery amounts) for all master commitments. A master commitment is a document which provides the general terms under which the participating financial institution will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement, if applicable, and expiration date. Additionally, we review the model's default migration factor on a quarterly basis to determine if the portfolio has exhibited any change in loans migrating from current to delinquent or from delinquent to default and make adjustments as appropriate.
We use a third-party loan-loss projection model to determine our loss-severity estimates for our master commitments. We update our loss-severity estimates periodically as we determine appropriate, but not less than once per year. The inputs to this model include loan-related characteristics (such as property types and locations), industry data (such as foreclosure timelines and associated costs), and current and projected housing prices. Additionally, we perform a quarterly loss-severity update for the 10 largest master commitments, reflecting a more current housing price index. These master commitments represent approximately 54 percent of our total investments in conventional mortgage loans by outstanding principal balance.
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
Collectively Evaluated Mortgage Loans. We evaluate the credit risk of our investments in conventional mortgage loans for impairment on a collective basis that considers loan-pool-specific attribute data at the master commitment pool level, applies estimated loss severities, and incorporates available credit enhancements to establish our best estimate of probable incurred losses. Migration analysis is a methodology for estimating the rate of default experienced on pools of similar loans based on our historical experience. We apply migration analysis to conventional loans that are currently not past due, loans that are 30 to 59 days past due, 60 to 89 days past due, and 90 or more days past due. We then estimate the dollar amount of loans in these categories that we believe are likely to migrate to a realized loss position and apply a loss severity factor to estimate losses that would be incurred at the statement of condition date. Additionally, for our investments in loans modified under our temporary loan modification plan, on the effective date of a loan modification we measure the present value of expected future cash flows discounted at the loan's effective interest rate and reduce the carrying value of the loan accordingly. See — Troubled Debt Restructurings below for information on our temporary loan modification program.
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
Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2012, and 2011, as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2012, and June 30, 2011 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for credit losses
Balance at beginning of period	$6,595	$8,696	$7,800	$8,653
Charge-offs	(98)	(6)	(152)	(14)
Reduction of provision for credit losses	(383)	(1,509)	(1,534)	(1,458)
Balance at end of period	$6,114	$7,181	$6,114	$7,181
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$6,114	$7,181	$6,114	$7,181
Recorded investment, end of period (1)
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$2,992,672	$2,839,201	$2,992,672	$2,839,201
_________________________

(1)
This amount excludes government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at June 30, 2012, and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$40,306	$13,297	$53,603
Past due 60-89 days delinquent	13,714	5,072	18,786
Past due 90 days or more delinquent	49,292	25,149	74,441
Total past due	103,312	43,518	146,830
Total current loans	2,889,360	299,420	3,188,780
Total mortgage loans	$2,992,672	$342,938	$3,335,610
Other delinquency statistics
In process of foreclosure, included above (1)	$22,670	$11,774	$34,444
Serious delinquency rate (2)	1.66%	7.33%	2.24%
Past due 90 days or more still accruing interest	$—	$25,149	$25,149
Loans on nonaccrual status (3)	$49,292	$—	$49,292
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$41,311	$15,477	$56,788
Past due 60-89 days delinquent	11,656	5,973	17,629
Past due 90 days or more delinquent	55,876	24,925	80,801
Total past due	108,843	46,375	155,218
Total current loans	2,710,526	269,101	2,979,627
Total mortgage loans	$2,819,369	$315,476	$3,134,845
Other delinquency statistics
In process of foreclosure, included above (1)	$32,344	$7,413	$39,757
Serious delinquency rate (2)	1.99%	7.90%	2.59%
Past due 90 days or more still accruing interest	$—	$24,925	$24,925
Loans on nonaccrual status (3)	$55,876	$—	$55,876
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.
Credit Enhancements. Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF program. These credit enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit enhancement. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of loans that we own that are within master commitments that include loans that are owned, in whole or in part, by other MPF Banks. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at June 30, 2012, and December 31, 2011, the amount of first-loss account remaining for losses attributable to us was $22.0 million and $23.8 million, respectively. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $737,000 and $759,000 for the three months ended June 30, 2012, and 2011, respectively. For the six months ended June 30, 2012, and 2011, we incurred credit-enhancement fees of $1.5 million and $1.6 million respectively.

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
The following table demonstrates the impact on our estimate of the allowance for credit losses resulting from the loss-mitigating features of conventional mortgage loans (dollars in thousands).

	June 30, 2012	December 31, 2011
Total estimated losses	$9,478	$10,274
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(2,632)	(1,622)
Less: estimated performance-based credit-enhancement fees available for recapture	(732)	(852)
Net allowance for credit losses	$6,114	$7,800
Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise.
Our program under MPF for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31 percent of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 31 percent housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the target 31 percent housing expense ratio is met.
During the three months ended June 30, 2012, we had three troubled debt restructurings. The recorded investment in the troubled debt restructurings pre-modification and post-modification was $656,000 and $643,000, respectively as of the modification date.
During the six months ended June 30, 2012, we had six troubled debt restructurings. The recorded investment in the troubled debt restructurings for both the pre-modification and post-modification was $1.2 million as of the modification date.
As of June 30, 2012, and December 31, 2011, we had mortgage loans with a recorded investment of $1.6 million and $446,000, respectively that are considered a troubled debt restructuring. As of June 30, 2012, and 2011, our troubled debt restructurings were performing and have not re-defaulted.
REO. At each of June 30, 2012, and December 31, 2011, we had $6.3 million in assets classified as REO. During the six months ended June 30, 2012, and 2011, we sold REO assets with a recorded carrying value of $5.3 million and $4.5 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $114,000 and $313,000 on the sale of REO assets during the six months ended June 30, 2012, and 2011 respectively. Gains and losses on the sale of REO assets are recorded in other income.
Federal Funds Sold and Securities Purchased Under Agreements to Resell.
These investments are all short-term (less than three months) and the recorded balance approximates fair value. We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of June 30, 2012, and December 31, 2011, were repaid according to their contractual terms.
Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at June 30, 2012, and December 31, 2011.

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

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize the gain or loss that was in accumulated other comprehensive loss in earnings. In rare cases we may discontinue cash-flow hedge accounting, but the existence of extenuating circumstances related to the nature of the forecasted transaction and that are outside of our control or influence may make it probable that the forecasted transaction occurs in the future, on a date that is beyond the additional two-month period of time. In such cases, the gain or loss on the derivative remains in accumulated other comprehensive loss and is recognized in earnings when the forecasted transaction occurs.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. We have determined that all embedded derivatives in our currently outstanding transactions and financial instruments as of June 30, 2012, are clearly and closely related to the host contracts, and therefore no embedded derivatives have been bifurcated from the host contract.
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
The following table presents the fair value of derivative instruments as of June 30, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$16,297,972	$117,762	$(984,371)
Interest-rate futures / forwards	1,250,000	—	(54,407)
Total derivatives designated as hedging instruments	17,547,972	117,762	(1,038,778)

Derivatives not designated as hedging instruments
Interest-rate swaps	335,750	9	(33,554)
Interest-rate caps or floors	300,000	248	—
Mortgage-delivery commitments (1)	42,593	103	(10)
Total derivatives not designated as hedging instruments	678,343	360	(33,564)
Total notional amount of derivatives	$18,226,315
Total derivatives before netting and collateral adjustments		118,122	(1,072,342)
Netting adjustments (2)		(117,702)	117,702
Cash collateral received from counterparties, including accrued interest		(317)	(13)
Derivative assets and derivative liabilities		$103	$(954,653)
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

Net (losses) gains on derivatives and hedging activities for the three and six months ended June 30, 2012, and 2011, were as follows (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$(1,402)	$669	$(342)	$1,401
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(7,553)	(7,749)	(6,862)	(6,722)
Interest-rate caps or floors	(516)	(1,140)	(538)	(1,151)
Mortgage-delivery commitments	1,309	346	1,319	419
Total net losses related to derivatives not designated as hedging instruments	(6,760)	(8,543)	(6,081)	(7,454)

Net losses on derivatives and hedging activities	$(8,162)	$(7,874)	$(6,423)	$(6,053)
The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2012, and 2011 (dollars in thousands):

	For the Three Months Ended June 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$13,891	$(15,804)	$(1,913)	$(49,414)
Investments	(62,448)	62,559	111	(10,227)
Deposits	(316)	316	—	385
COs – bonds	(24,275)	24,675	400	22,937
	$(73,148)	$71,746	$(1,402)	$(36,319)

	For the Three Months Ended June 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(43,316)	$43,429	$113	$(72,546)
Investments	(22,303)	22,594	291	(12,034)
Deposits	50	(50)	—	393
COs – bonds	42,460	(42,195)	265	42,429
	$(23,109)	$23,778	$669	$(41,758)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Six Months Ended June 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$54,130	$(55,682)	$(1,552)	$(103,679)
Investments	(12,711)	13,504	793	(20,370)
Deposits	(615)	615	—	766
COs – bonds	(102,167)	102,584	417	47,890
	$(61,363)	$61,021	$(342)	$(75,393)

	For the Six Months Ended June 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$48,950	$(48,482)	$468	$(149,809)
Investments	363	346	709	(24,222)
Deposits	(358)	358	—	787
COs – bonds	1,133	(909)	224	85,105
	$50,088	$(48,687)	$1,401	$(88,139)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The loss recognized in other comprehensive income for hedged items in cash-flow hedging relationships was $19.4 million and $1.7 million for the three months ended June 30, 2012, and 2011, respectively.

The loss recognized in other comprehensive income for hedged items in cash-flow hedging relationships was $22.4 million and $1.7 million for the six months ended June 30, 2012, and 2011, respectively.
For the six months ended June 30, 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.
Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by counterparties to the derivative agreements. The amount of potential counterparty risk depends on the extent to which master-netting arrangements are included in such contracts to mitigate the risk. We try to limit counterparty credit risk through our ongoing monitoring of counterparty creditworthiness and adherence to the requirements set forth in our policies and Finance Agency regulations. We require collateral agreements in connection with our derivatives transactions. These collateral agreements include collateral delivery thresholds. All counterparties must execute master-netting agreements prior to entering into any interest-rate-exchange agreement with us. These master-netting agreements contain bilateral-collateral exchange agreements that require that credit exposure beyond a defined threshold amount be secured by readily marketable, U.S. Treasury or GSE securities, or cash. The level of these collateral threshold amounts varies according to the counterparty's Standard & Poor's Ratings Services (S&P) or Moody's Investors Service (Moody's) long-term credit ratings. Credit exposures are then measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding agreements with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.
The table below presents credit-risk exposure on derivative instruments, excluding the amount of excess cash collateral received from counterparties in instances where a counterparty's pledged cash collateral to us exceeds our net position (dollars in thousands).

	June 30, 2012	December 31, 2011
Total net exposure at fair value(1)	$420	$36,567
Less: cash collateral received from counterparties, including accrued interest	(317)	(20,046)
Net exposure after cash collateral	$103	$16,521
_______________________
(1)  Includes net accrued interest receivable of $0 and $988,000 at June 30, 2012, and December 31, 2011, respectively.

Certain of our master-netting agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit ratings. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with these provisions that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2012, was $954.6 million for which we had delivered collateral with a post-haircut value of $822.3 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2012 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of June 30, 2012

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$40,523
AA-	A+, A or A-	61,521
A-	below A-	14,463
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's and they represent the lower of our S&P and Moody's ratings.
(2) Additional collateral of $17.6 million could be called by counterparties as of June 30, 2012, at our current credit rating of AA+ (based on our lower of S&P and Moody's ratings) and is not included in the table.
We execute derivatives with nonmember counterparties with long-term ratings of single-A (or equivalent) or better by S&P, Moody's, and Fitch, Inc. (Fitch) at the time of the transaction, although risk-reducing trades are permitted for counterparties whose ratings have fallen below these ratings. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 12 — Consolidated Obligations for additional information. See also Note 18 — Commitments and Contingencies for a discussion of assets we have pledged to these counterparties. We are not a derivatives dealer and do not trade derivatives for short-term profit.

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

Deposits at June 30, 2012, and December 31, 2011, include hedging adjustments of $3.4 million and $4.0 million, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	June 30, 2012	December 31, 2011
Interest bearing
Demand and overnight	$617,334	$600,155
Term	22,050	22,401
Other	4,850	4,571
Non-interest bearing
Other	24,602	27,119
Total deposits	$668,836	$654,246

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of June 30, 2012, and December 31, 2011.

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

The following table sets forth the outstanding CO bonds for which we were primarily liable at June 30, 2012, and December 31, 2011, by year of contractual maturity (dollars in thousands):

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$10,448,430	1.62%	$12,825,580	1.27%
Due after one year through two years	6,056,870	1.68	7,196,250	2.04
Due after two years through three years	2,908,955	2.68	2,776,845	2.42
Due after three years through four years	2,660,570	2.62	1,964,000	3.20
Due after four years through five years	2,024,890	1.99	1,832,350	2.34
Thereafter	3,215,980	3.40	2,938,350	3.90
Total par value	27,315,695	2.08%	29,533,375	2.03%
Premiums	239,583		179,113
Discounts	(26,755)		(29,833)
Hedging adjustments	94,221		196,805
	$27,622,744		$29,879,460
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at June 30, 2012, and December 31, 2011, included (dollars in thousands):

	June 30, 2012	December 31, 2011
Par value of CO bonds
Noncallable and non-putable	$25,612,695	$26,535,375
Callable	1,703,000	2,998,000
Total par value	$27,315,695	$29,533,375

The following is a summary of the CO Bonds for which we are primarily liable at June 30, 2012, and December 31, 2011, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Due in one year or less	$11,873,430	$14,425,580
Due after one year through two years	6,139,870	7,234,250
Due after two years through three years	2,733,955	2,531,845
Due after three years through four years	2,675,570	1,849,000
Due after four years through five years	1,929,890	1,387,350
Thereafter	1,962,980	2,105,350
Total par value	$27,315,695	$29,533,375

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at June 30, 2012, and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Par value of CO bonds
Fixed-rate	$23,775,695	$25,473,375
Simple variable-rate	3,210,000	3,350,000
Step-up	330,000	710,000
Total par value	$27,315,695	$29,533,375

At June 30, 2012, and December 31, 2011, 35.6 percent and 42.5 percent, respectively, of our fixed-rate CO bonds were swapped to a floating rate.

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2012	$16,610,160	$16,611,503	0.08%
December 31, 2011	$14,651,793	$14,652,040	0.01%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program
We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $98.9 million and $97.9 million at June 30, 2012, and December 31, 2011, respectively.
The following table is a roll-forward of the AHP liability for the six months ended June 30, 2012, and the year ended December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of year	$34,241	$23,138
AHP expense for the period	11,485	17,812
AHP direct grant disbursements	(1,503)	(5,775)
AHP subsidy for AHP advance disbursements	(1,232)	(1,371)
Return of previously disbursed grants and subsidies	114	437
Balance at end of period	$43,105	$34,241

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

The following tables demonstrate our compliance with our regulatory capital requirements at June 30, 2012, and December 31, 2011 (dollars in thousands):

Risk-Based Capital Requirements	June 30, 2012	December 31, 2011

Permanent capital
Class B capital stock	$3,420,870	$3,625,348
Mandatorily redeemable capital stock	215,863	227,429
Retained earnings	491,826	398,097
Total permanent capital	$4,128,559	$4,250,874
Risk-based capital requirement
Credit-risk capital	$515,410	$582,879
Market-risk capital	62,316	91,337
Operations-risk capital	173,317	202,265
Total risk-based capital requirement	$751,043	$876,481
Excess of risk-based capital requirement	$3,377,516	$3,374,393

	June 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$751,043	$4,128,559	$876,481	$4,250,874
Total regulatory capital	$1,990,529	$4,128,559	$1,998,733	$4,250,874
Total capital-to-asset ratio	4.0%	8.3%	4.0%	8.5%

Leverage Ratio
Leverage capital	$2,488,161	$6,192,839	$2,498,417	$6,376,311
Leverage capital-to-assets ratio	5.0%	12.4%	5.0%	12.8%

Restricted Retained Earnings. Pursuant to a joint capital enhancement agreement among the FHLBanks, as amended (the Joint Capital Agreement), and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At June 30, 2012, our contribution requirement totaled $407.3 million. As of June 30, 2012, and December 31, 2011, restricted retained earnings totaled $43.5 million and $22.9 million, respectively.

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the six months ended June 30,

2012, and 2011 (dollars in thousands):

	Net Unrealized Loss on Available-for-Sale Securities	Net Noncredit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(15,193)	$(621,528)	$(341)	$(1,049)	$(638,111)
Other comprehensive income (loss)	12,036	132,641	(1,678)	(149)	142,850
Balance, June 30, 2011	$(3,157)	$(488,887)	$(2,019)	$(1,198)	$(495,261)

Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive (loss) income	(1,882)	30,604	(22,419)	(334)	5,969
Balance, June 30, 2012	$(50,442)	$(420,392)	$(54,727)	$(2,881)	$(528,442)

Note 16 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our officers and employees. The following table shows the net pension cost charged to compensation and benefits expense (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net pension cost	$1,027	$924	$2,108	$1,848

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan, was $3.4 million and $3.2 million at June 30, 2012, and December 31, 2011, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$241	$217	$481	$434
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	6	11	69	52

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of June 30, 2012, and December 31, 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,901	$3,859	$634	$499
Service cost	179	261	16	25
Interest cost	126	238	14	26
Actuarial loss (gain)	574	1,543	(3)	97
Benefits paid	(301)	—	(9)	(13)
Benefit obligation at end of period	6,479	5,901	652	634
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	301	—	9	13
Benefits paid	(301)	—	(9)	(13)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(6,479)	$(5,901)	$(652)	$(634)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and six months ended June 30, 2012, and 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$97	$66	$8	$6
Interest cost	63	56	7	6
Amortization of net actuarial loss	160	47	1	—
Net periodic benefit cost	$320	$169	$16	$12

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$179	$120	$16	$13
Interest cost	126	109	14	13
Amortization of net actuarial loss	233	71	4	1
Net periodic benefit cost	$538	$300	$34	$27

Note 17 — Fair Values

The carrying values, fair values and fair-value hierarchy of our financial instruments at June 30, 2012 were as follows (dollars in thousands):

	June 30, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$473,209	$473,209	$473,209	$—	$—	$—
Interest-bearing deposits	250	250	250	—	—	—
Securities purchased under agreements to resell	6,000,000	5,999,938	—	5,999,938	—	—
Federal funds sold	1,000,000	999,991	—	999,991	—	—
Trading securities(1)	275,741	275,741	—	275,741	—	—
Available-for-sale securities(1)	6,093,509	6,093,509	—	6,093,509	—	—
Held-to-maturity securities(2)	5,994,444	6,079,552	—	4,570,891	1,508,661	—
Advances	26,456,739	26,909,443	—	26,909,443	—	—
Mortgage loans, net	3,311,457	3,503,653	—	3,503,653	—	—
Accrued interest receivable	108,230	108,230	—	108,230	—	—
Derivative assets(1)	103	103	—	118,122	—	(118,019)
Liabilities:
Deposits	(668,836)	(668,678)	—	(668,678)	—	—
COs:
Bonds	(27,622,744)	(28,372,716)	—	(28,372,716)	—	—
Discount notes	(16,610,160)	(16,610,265)	—	(16,610,265)	—	—
Mandatorily redeemable capital stock	(215,863)	(215,863)	(215,863)	—	—	—
Accrued interest payable	(107,312)	(107,312)	—	(107,312)	—	—
Derivative liabilities(1)	(954,653)	(954,653)	—	(1,072,342)	—	117,689
Other:
Commitments to extend credit for advances	—	1,046	—	1,046	—	—
Standby bond-purchase agreements	—	907	—	907	—	—
Standby letters of credit	(480)	(480)	—	(480)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

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

Fair-Value Methodologies and Techniques.

We have determined the fair-value amounts above by using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available to us at June 30, 2012, and December 31, 2011. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values. The fair-value summary table above does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2012 and 2011.

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

As of June 30, 2012, four vendor prices were received for 91 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of June 30, 2012, and December 31, 2011, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities also fall within level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of accrued interest receivable. The discount rates used in these calculations are the current replacement rates for advances with similar terms. We calculate our replacement advance rates at a spread to our cost of funds. Our cost of funds approximates the CO curve. See — COs within this note for a discussion of the CO curve. We use market-based expectations of future interest-rate volatility implied from current market prices for similar options to estimate the fair values of advances with optionality. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. We do not account for credit risk in determining the fair value of our advances due to the strong credit protections that mitigate the credit risk associated with advances. Collateral requirements for advances provide surety for the repayment such that the probability of credit losses on advances is very low. We have the ability to establish a blanket lien on all financial assets of most members, and in the case of federally insured depository institutions, our lien has a statutory priority over all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances.

Mortgage Loans. The fair values for mortgage loans are determined based on quoted market prices of similar mortgage-loans adjusted for credit and liquidity risk.
REO. Fair value is derived from third-party valuations of the property, which fall within level 3 of the fair-value hierarchy.
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

COs. We estimate fair values based on the cost of issuing comparable term debt, excluding non-interest selling costs. Fair values of COs without embedded options are determined based on internal valuation models which use market-based yield curve inputs obtained from the Office of Finance (the FHLBanks' agent that issues and services COs). Fair values of COs with embedded options are determined by internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers. Our internal valuation models use standard valuation techniques and estimate fair values based on the following inputs.

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

Subjectivity of Estimates. Estimates of the fair value of financial assets and liabilities using the methodologies described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair-value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at June 30, 2012, and December 31, 2011, by fair-value hierarchy level (dollars in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$17,880	$—	$—	$17,880
GSEs – residential MBS	—	5,803	—	—	5,803
GSEs – commercial MBS	—	252,058	—	—	252,058
Total trading securities	—	275,741	—	—	275,741
Available-for-sale securities:
Supranational institutions	—	472,277	—	—	472,277
Corporate bonds (2)	—	359,660	—	—	359,660
U.S. government-owned corporations	—	290,771	—	—	290,771
GSEs	—	2,359,466	—	—	2,359,466
U.S. government guaranteed – residential MBS	—	80,580	—	—	80,580
GSEs – residential MBS	—	2,428,289	—	—	2,428,289
GSEs – commercial MBS	—	102,466	—	—	102,466
Total available-for-sale securities	—	6,093,509	—	—	6,093,509
Derivative assets:
Interest-rate-exchange agreements	—	118,019	—	(118,019)	—
Mortgage delivery commitments	—	103	—	—	103
Total derivative assets	—	118,122	—	(118,019)	103
Total assets at fair value	$—	$6,487,372	$—	$(118,019)	$6,369,353
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,072,332)	$—	$117,689	$(954,643)
Mortgage delivery commitments	—	(10)	—	—	(10)
Total liabilities at fair value	$—	$(1,072,342)	$—	$117,689	$(954,653)
_______________________
(1)        These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivatives, including accrued interest, as of June 30, 2012, totaled $330,000.

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
_______________________
(1)         These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivatives, including accrued interest, as of December 31, 2011, totaled $20.2 million.

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

The following tables present the fair value of financial assets by level within the fair-value hierarchy which are recorded on a nonrecurring basis at June 30, 2012, and December 31, 2011 (dollars in thousands).

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$75,316	$75,316
REO	—	—	888	888

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$76,204	$76,204

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$148,952	$148,952
REO	—	—	905	905

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$149,857	$149,857
Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The Finance Agency has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2012, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2012, and December 31, 2011. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled approximately $641.2 billion and $647.7 billion at June 30, 2012, and December 31, 2011, respectively. See Note 12 — COs for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of June 30, 2012, and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$769,747	$451,938	$1,221,685	$832,140	$402,932	$1,235,072
Commitments for standby bond purchases	151,615	10,000	161,615	—	191,065	191,065
Commitments for unused lines of credit - advances (2)	1,275,382	—	1,275,382	1,287,084	—	1,287,084
Commitments to make additional advances	52,084	62,046	114,130	26,264	54,281	80,545
Commitments to invest in mortgage loans	42,593	—	42,593	17,734	—	17,734
Unsettled CO bonds, at par (3)	195,220	—	195,220	165,300	—	165,300
Unsettled CO discount notes, at par	1,956	—	1,956	—	—	—
__________________________

(1)	This row excludes commitments to issue standby letters of credit that expire within one year totaling $21.8 million and $21.1 million as of June 30, 2012, and December 31, 2011, respectively.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3) We had $155.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at June 30, 2012. We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2011.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we (for a fee) agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in two months to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $480,000 and $625,000 at June 30, 2012, and December 31, 2011, respectively.
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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities whereby we, for a fee, agree to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The standby bond-purchase commitments we entered into expire between one and three years following the start of the commitment, currently no later than 2013. At each of June 30, 2012, and December 31, 2011, we had standby bond purchase agreements with one state housing authority. During the six months ended June 30, 2012, and year ended December 31, 2011, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All derivatives are subject to master-netting agreements which include bilateral-collateral agreements. Derivatives with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of June 30, 2012, and December 31, 2011, we had pledged as collateral securities with a carrying value, including accrued interest, of $810.9 million and $765.7 million, respectively, to counterparties that have credit-risk exposure to us related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 19 — Transactions with Related Parties

We define related parties as those members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at June 30, 2012, and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$978,084	26.9%	$1,084,710	28.2%
RBS Citizens N.A.	484,517	13.3	515,748	13.4

_________________________

(1)	Capital stock outstanding at June 30, 2012, and December 31, 2011, includes $1.9 million and $2.2 million, respectively, held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents outstanding advances to related parties and total accrued interest receivable from those advances as of June 30, 2012, and December 31, 2011 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of June 30, 2012
RBS Citizens N.A.	$5,070,218	19.6%	$450	1.1%
Bank of America Rhode Island, N.A.	1,597,457	6.2	739	1.8
As of December 31, 2011
RBS Citizens N.A.	$4,620,022	18.8%	$335	0.7%
Bank of America Rhode Island, N.A.	96,261	0.4	454	1.0

The following table presents an analysis of advances activity with related parties for the six months ended June 30, 2012 (dollars in thousands):

		For the Six Months Ended June 30, 2012
	Balance at December 31, 2011	Disbursements to Members	Payments from Members	Balance at June 30, 2012
RBS Citizens N.A.	$4,620,022	$8,750,570	$(8,300,374)	$5,070,218
Bank of America Rhode Island, N.A.	96,261	1,507,426	(6,230)	1,597,457

We recognized interest income on outstanding advances from the above members during the three and six months ended June 30, 2012 and 2011, as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Bank of America Rhode Island, N.A.	$1,626	$3,187	$2,977	$7,967
RBS Citizens N.A.	2,584	2,543	5,212	6,513

The following table presents an analysis of outstanding derivatives with affiliates of related parties at June 30, 2012, and December 31, 2011 (dollars in thousands):

			June 30, 2012		December 31, 2011
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$933,250	5.1%	$973,750	4.7%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	95,000	0.5	96,300	0.5
_________________________
(1)          The percent of total derivatives outstanding is based on the stated notional amount of all derivatives outstanding.

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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $321,000 and $280,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended June 30, 2012 and June 30, 2011, respectively, which has been recorded in the statement of operations as other expense. We recorded $619,000 and $558,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the six months ended June 30, 2012, and June 30, 2011, respectively.

Note 21 — Subsequent Events

On July 26, 2012, the board of directors declared a cash dividend at an annualized rate of 0.52 percent based on capital stock balances outstanding during the second quarter of 2012. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $4.7 million and was paid on August 2, 2012.

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

Forward-looking statements in this report may include, among others, our expectations for:

•	income, retained earnings, and dividend payouts;

•	repurchases of our stock held in excess of the owner's total stock investment requirement (excess stock);

•	credit losses on advances and investments in mortgage loans and ABS, particularly private-label MBS;

•	balance-sheet changes and components thereof, such as changes in advances balances and the size of our portfolio of investments in mortgage loans;

•	our retained earnings target; and

•	the interest-rate environment in which we do business.
Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

•	changes in interest rates, the rate of inflation (or deflation), housing prices, employment rates, and the general economy;

•	changes in the size of the residential mortgage market;

•	changes in demand for our advances and other products resulting from changes in members' deposit flows and credit demands or otherwise;

•	the willingness of our members to do business with us despite limited repurchases of excess stock and modest dividend payments;

•	changes in the financial health of our members;

•	insolvencies of our members;

•	increases in borrower defaults on mortgage loans;

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

•
issues and events across the FHLBank System and in the political arena that may lead to regulatory, judicial, or other developments may affect the marketability of the COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, the manner in which we operate, or the organization and structure of the FHLBank System;

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

EXECUTIVE SUMMARY

Our financial condition continued to strengthen during the quarter ended June 30, 2012, as we recognized net income of $56.0 million for the three months ended June 30, 2012, versus $21.8 million for the same period in 2011. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $1.5 million for the three months ended June 30, 2012, compared with such credit losses of $35.8 million for the comparable period of 2011. Additionally:

•	retained earnings increased from $398.1 million at December 31, 2011, to $491.8 million at June 30, 2012;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $451.0 million at December 31, 2011, to an accumulated other comprehensive loss of $420.4 million at June 30, 2012; and

•	we continue to be in compliance with all regulatory capital requirements, as of June 30, 2012.

On July 26, 2012, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.52 percent and reiterated that it anticipates that it will continue to declare modest cash dividends through 2012 consistent with this dividend declaration, although a quarterly loss or a significant unforeseen adverse event or trend would cause a dividend to be suspended.

Although our financial condition continues to improve, we continue to face certain challenges, the foremost of which arise from uncertainties about the future performance of our private-label MBS, and the continuing, prolonged low-interest rate environment. We continue to believe that these factors are likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income, and we remain focused on achieving our retained earnings target through the payment of modest dividends.

•
Investments in Private-Label MBS. Although the amortized cost of our total investments in private-label MBS has fallen to $1.8 billion at June 30, 2012, compared with $6.4 billion at September 30, 2007, additional losses from that portfolio are possible. We have determined that eight of our private-label MBS, representing an aggregated par value of $138.4 million, incurred additional other-than-temporary impairment credit losses of $1.5 million for the three months ended June 30, 2012. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in these securities, particularly Alt-A mortgage loans originated in the period from 2005 to 2007, which comprise a significant portion of the loans backing these securities. Such developments include continuing elevated unemployment rates and generally slow economic growth, high levels of foreclosures and troubled real estate loans, projections of further declines in house prices and slow housing price recovery, and limited refinancing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages.

We also update our modeling assumptions based on non-economic factors that impact or could impact the performance of these investments, including certain federal programs (and proposed programs) intended to assist and/or protect borrowers, and related developments that could result in further losses. We continue to monitor these and related developments, including litigation involving private-label MBS, which could result in loss severities beyond current expectations due to disruptions of cash flows from impacted securities and further depression in real estate prices.

•
Advances Balances. The outstanding par balance of advances increased slightly from $24.6 billion at December 31, 2011, to $25.9 billion at June 30, 2012. This increase occurred in June and was attributable mainly to short-term advances. Demand for advances continues to be muted, as our members continue to experience high levels of deposits. Generally, deposits serve as liquidity alternatives to advances.

The trend in advances balances is illustrated by the following graph:

•
Continuing and Prolonged Low Interest-Rate Environment. We continue to operate in a prolonged, historically low interest-rate environment for short- and long-term financial instruments. We expect the current historically low interest-rate environment to persist based on actions by the Federal Reserve to maintain low interest rates combined with other systemic events, such as the European sovereign debt crisis, which has raised concerns that a Eurozone recession could slow the U.S. economy. These factors are discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment in the 2011 Annual Report. The Federal Reserve has stated that it anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. A prolonged low interest-rate environment continues to adversely impact us in various ways such as members experiencing continued deposit growth as investors face fewer attractive investment alternatives; members significantly increasing their reliance on short-term advances in lieu of longer-term advances to enhance their own net interest margins but which typically have lower market yields for us than longer-term advances; lower market yields on investments (as we continue to experience), including money market investments in which our capital is deployed; and faster prepayments on our mortgage-related assets, with resultant reinvestment risk. Accordingly, our net income and, in turn, our financial condition and results of operations, are likely to be adversely impacted by a prolonged low interest-rate environment.

The following chart demonstrates the persistent low interest-rate environment.

Other significant trends and developments include the following:

•
Strong Net Interest Margin. Despite the historically low interest rate environment, we continue to achieve a favorable net interest margin. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin for the three months ended June 30, 2012, was 0.78 percent, a 21 basis point increase from net interest margin for the three months ended June 30, 2011. Prepayment-fee income was an important contributor to net interest margin for the three months ended June 30, 2012, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial and atypical contribution to our net income that should not be counted on to recur every year. Further, the increase in net interest margin was achieved despite the continuing low-interest rate environment due in part to continued low average funding costs, which were attributable to two main factors. First, demand for COs remained strong and funding costs remained low throughout the first half of 2012. Second, as interest rates remained at low levels, we continued to benefit from having refinanced callable debt used to fund our fixed-rate residential mortgage loans in prior periods as interest rates fell, due in part to the fact that prepayment and refinancing activity in that loan portfolio has been muted relative to our expectations at the time we acquired the loans. During the 12 months ended June 30, 2012, we exercised redemption options on $1.9 billion of callable bonds that were not swapped to a floating rate coupon. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected and lower than expected prepayment activity on fixed-rate mortgage-related assets.

Notwithstanding our success in achieving strong net interest margin and strong net interest spread for the quarter, we expect these measurements to modestly decline in the remaining half of 2012 based on the sustained low interest-rate environment noted above combined with the fact that we face limited opportunities to redeem and refinance our debt, while our seasoned investments in mortgage loans (including fixed-rate agency MBS) will continue to amortize.

•
Legislative and Regulatory Developments. We continue to operate in a legislative and regulatory environment undergoing profound change with additional changes occurring during the period covered by this report. These changes are likely to have multiple important impacts on us, as discussed under — Legislative and Regulatory Developments.

•
Unsecured Credit Exposure to Eurozone Counterparties. We have unsecured credit exposures to counterparties from time to time, including Eurozone-domiciled counterparties. Eurozone refers to the economic and monetary union of 17 European Union member states that have adopted the euro. Some of those exposures arise from the sale of federal funds. However, we only sell federal funds to highly rated Eurozone counterparties on an overnight basis at our discretion. Further, these counterparties are only domiciled in Eurozone countries that have not been identified as countries experiencing significant sovereign distress as a result of the Eurozone crisis. We sell federal funds principally for the short-term investment of our liquidity. For additional information on our periodic unsecured credit exposures and management of those exposures, see —Financial Condition — Investments Credit Risk and — Financial Condition — Derivatives Instruments Credit Risk.

•	Key Management Changes. Earl W. Baucom, executive vice president and chief operations officer, retired on May 15, 2012. Mr. Baucom's responsibilities were reallocated internally.

On July 17, 2012, Michael C. Clifton joined us as senior vice president and chief information officer. Most recently, Mr. Clifton was vice president and chief information officer with The Hanover Insurance Group, where he had been employed since 2003 in progressively expansive roles. Mr. Clifton is a graduate of the University of Massachusetts Lowell with a B.S. in Industrial Engineering.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2011, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION (dollars in thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Statement of Condition Data at Quarter End
Total assets	$49,763,227	$46,911,899	$49,968,337	$48,574,433	$52,233,694
Investments (1)	19,363,944	18,589,831	21,379,548	19,916,085	22,087,442
Advances	26,456,739	24,891,964	25,194,898	25,024,689	26,204,125
Mortgage loans held for portfolio (2)	3,311,457	3,166,457	3,109,223	3,128,725	3,132,935
Deposits	668,836	760,374	654,246	740,946	745,493
Consolidated obligations
Bonds	27,622,744	28,533,735	29,879,460	32,446,525	34,887,060
Discount notes	16,610,160	12,834,056	14,651,793	10,673,491	12,052,598
Total consolidated obligations	44,232,904	41,367,791	44,531,253	43,120,016	46,939,658
Mandatorily redeemable capital stock	215,863	214,859	227,429	227,429	227,429
Class B capital stock outstanding - putable (3)	3,420,870	3,402,556	3,625,348	3,583,749	3,572,301
Unrestricted retained earnings	448,330	408,154	375,158	326,099	288,520
Restricted retained earnings	43,496	32,299	22,939	9,997	—
Total retained earnings	491,826	440,453	398,097	336,096	288,520
Accumulated other comprehensive loss	(528,442)	(519,832)	(534,411)	(516,717)	(495,261)
Total capital	3,384,254	3,323,177	3,489,034	3,403,128	3,365,560
Other Information
Total regulatory capital ratio (4)	8.3%	8.7%	8.5%	8.5%	7.8%
_________________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)
The allowance for credit losses amounted to $6.1 million, $6.6 million, $7.8 million, $7.2 million, and $7.2 million as of June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011, respectively.

(3)	Capital stock is putable at the option of a member.
(4)    Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See — Liquidity and Capital Resources — Capital regarding our regulatory capital ratios.
SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION (dollars in thousands)

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Results of Operations
Net interest income	$89,552	$68,342	$82,026	$80,410	$76,589
(Reduction of) provision for credit losses	(383)	(1,151)	627	—	(1,509)
Net impairment losses on held-to-maturity securities recognized in income	(1,492)	(2,960)	(3,479)	(7,210)	(35,794)
Other income (loss)	(10,531)	1,245	10,001	(1,659)	5,007
Other expense	15,671	15,746	15,994	15,982	17,803
AHP and REFCorp assessments (1)	6,253	5,232	7,220	5,573	7,732
Net income	$55,988	$46,800	$64,707	$49,986	$21,776

Other Information
Dividends declared	$4,615	$4,444	$2,706	$2,410	$2,800
Dividend payout ratio	8.24%	9.49%	4.18%	4.82%	12.86%
Weighted average dividend rate (2)	0.52	0.49	0.30	0.27	0.31
Return on average equity (3)	6.70	5.44	7.43	5.84	2.63
Return on average assets	0.49	0.38	0.51	0.39	0.16
Net interest margin (4)	0.78	0.56	0.65	0.63	0.57
Average equity to average assets	7.25	7.06	6.88	6.64	6.18
___________________________

(1)	The FHLBanks satisfied their obligation to REFCorp in the second quarter of 2011.

(2)	Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock.

(3)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and retained earnings.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Second Quarter of 2012 Compared with Second Quarter of 2011

For the three months ended June 30, 2012, and 2011, we recognized net income of $56.0 million and $21.8 million, respectively. This $34.2 million increase was driven by a decrease of $34.3 million in other-than-temporary impairment losses of certain private-label MBS, a $13.0 million increase in net interest income, a decrease in assessments of $1.5 million due to the fulfillment of the REFCorp obligation in August 2011, a $2.2 million increase in other income, and a decline of $2.5 million in other expense. The increases to net income were offset by a loss on early extinguishment of debt of $12.0 million, a decline of $4.4 million in realized gains on sales of available-for-sale securities, and a $1.1 million net change to the provision for (reduction of) credit losses on mortgage loans.

Six Months Ended June 30, 2012, Compared with Six Months Ended June 30, 2011

For the six months ended June 30, 2012, and 2011, we recognized net income of $102.8 million and $44.9 million, respectively. This $57.9 million increase was driven by a decrease of $61.9 million in other-than-temporary impairment losses of certain private-label MBS, a $14.4 million increase in net interest income, a decrease in assessments of $4.6 million due to the fulfillment of the REFCorp obligation in August 2011, a decline of $2.4 million in other expense, and a $2.2 million increase in other income. The increases to net income were partially offset by a decline of $12.8 million in realized gains on sales of available-for-sale securities, and a loss on early extinguishment of debt of $12.0 million.

Net Interest Income

Second Quarter of 2012 Compared with Second Quarter of 2011

Net interest income for the three months ended June 30, 2012, was $89.6 million, compared with $76.6 million for the same period in 2011. This increase was primarily attributable to the $17.6 million increase in prepayment fee income, which partly contributed to an increase of 26 basis points in the yield on interest earning assets to 1.71 percent. In addition, the average cost of interest-bearing liabilities increased 7 basis points to 1.03 percent.

Net interest margin for the three months ended June 30, 2012, in comparison with the same period in 2011, increased to 78 basis points from 57 basis points, and net interest spread increased to 68 basis points from 49 basis points for the same period in 2011. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $7.7 billion from $53.7 billion for the three months ended June 30, 2011, to $46.1 billion for the three months ended June 30, 2012.

Six Months Ended June 30, 2012, Compared with Six Months Ended June 30, 2011

Net interest income for the six months ended June 30, 2012, was $157.9 million, compared with $143.5 million for the same period in 2011. This increase was primarily attributable to the $20.8 million increase in prepayment fee income, which partly contributed to an increase of 15 basis points in the yield on interest earning assets to 1.58 percent. In addition, the average cost of interest-bearing liabilities increased 3 basis points to 1.01 percent.

Net interest margin for the six months ended June 30, 2012 increased to 67 basis points compared with 53 basis points in the same period in 2011, and net interest spread increased to 57 basis points compared with 45 basis points in the same period in 2011. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $7.1 billion from $54.5 billion for the six months ended June 30, 2011, to $47.4 billion for the six months ended June 30, 2012.

The following tables present major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$23,757,804	$101,139	1.71%	$25,728,128	$93,153	1.45%
Interest-bearing deposits	271	1	0.91	196	—	0.35
Securities purchased under agreements to resell	5,519,231	2,425	0.18	1,462,088	405	0.11
Federal funds sold	1,382,033	517	0.15	5,085,670	1,357	0.11
Investment securities(2)	12,144,420	57,664	1.91	18,314,492	62,138	1.36
Mortgage loans	3,254,214	34,548	4.27	3,141,594	37,855	4.83
Other earning assets	—	—	—	2,473	1	0.12
Total interest-earning assets	46,057,973	196,294	1.71%	53,734,641	194,909	1.45%
Other non-interest-earning assets	486,899			435,971
Fair value adjustments on investment securities	(150,352)			(363,184)
Total assets	$46,394,520	$196,294	1.70%	$53,807,428	$194,909	1.45%
Liabilities and capital
Consolidated obligations
Discount notes	$12,437,517	$2,913	0.09%	$12,833,972	$2,123	0.07%
Bonds	28,395,930	103,532	1.47	35,669,691	115,990	1.30
Deposits	717,819	13	0.01	762,167	73	0.04
Mandatorily redeemable capital stock	215,079	284	0.53	204,858	133	0.26
Other borrowings	1,781	—	0.16	1,341	1	0.30
Total interest-bearing liabilities	41,768,126	106,742	1.03%	49,472,029	118,320	0.96%
Other non-interest-bearing liabilities	1,263,194			1,009,611
Total capital	3,363,200			3,325,788
Total liabilities and capital	$46,394,520	$106,742	0.93%	$53,807,428	$118,320	0.88%
Net interest income		$89,552			$76,589
Net interest spread			0.68%			0.49%
Net interest margin			0.78%			0.57%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$24,285,950	$184,960	1.53%	$26,303,453	$180,834	1.39%
Interest-bearing deposits	264	1	0.69	199	—	0.44
Securities purchased under agreements to resell	6,131,319	4,614	0.15	1,316,575	945	0.14
Federal funds sold	1,676,994	1,028	0.12	5,453,254	3,758	0.14
Investment securities(2)	12,101,203	113,439	1.89	18,267,935	125,665	1.39
Mortgage loans	3,183,640	69,313	4.38	3,174,916	76,189	4.84
Other earning assets	—	—	—	1,519	1	0.13
Total interest-earning assets	47,379,370	373,355	1.58%	54,517,851	387,392	1.43%
Other non-interest-earning assets	493,203			466,655
Fair-value adjustments on investment securities	(153,936)			(408,036)
Total assets	$47,718,637	$373,355	1.57%	$54,576,470	$387,392	1.43%
Liabilities and capital
Consolidated obligations
Discount notes	$13,051,978	$4,496	0.07%	$14,023,513	$7,262	0.10%
Bonds	29,015,791	210,359	1.46	35,280,936	236,116	1.35
Deposits	758,471	31	0.01	774,882	202	0.05
Mandatorily redeemable capital stock	219,666	574	0.53	148,176	269	0.37
Other borrowings	2,093	1	0.14	3,762	3	0.16
Total interest-bearing liabilities	43,047,999	215,461	1.01%	50,231,269	243,852	0.98%
Other non-interest-bearing liabilities	1,258,487			1,026,506
Total capital	3,412,151			3,318,695
Total liabilities and capital	$47,718,637	$215,461	0.91%	$54,576,470	$243,852	0.90%
Net interest income		$157,894			$143,540
Net interest spread			0.57%			0.45%
Net interest margin			0.67%			0.53%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and six months ended June 30, 2012, and 2011. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended June 30, 2012 vs. June 30, 2011			For the Six Months Ended June 30, 2012 vs. June 30, 2011
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(7,514)	$15,500	$7,986	$(14,492)	$18,618	$4,126
Interest-bearing deposits	—	—	—	—	—	—
Securities purchased under agreements to resell	1,668	352	2,020	3,621	48	3,669
Federal funds sold	(1,244)	404	(840)	(2,354)	(376)	(2,730)
Investment securities	(24,760)	20,286	(4,474)	(49,838)	37,612	(12,226)
Mortgage loans	1,320	(4,627)	(3,307)	209	(7,085)	(6,876)
Other earning assets	—	—	—	(1)	(1)	(2)
Total interest income	(30,530)	31,915	1,385	(62,855)	48,816	(14,039)
Interest expense
Consolidated obligations
Discount notes	(67)	857	790	(474)	(2,292)	(2,766)
Bonds	(25,451)	12,993	(12,458)	(44,306)	18,549	(25,757)
Deposits	(4)	(56)	(60)	(4)	(167)	(171)
Mandatorily redeemable capital stock	7	144	151	160	145	305
Other borrowings	—	(1)	(1)	(1)	(1)	(2)
Total interest expense	(25,515)	13,937	(11,578)	(44,625)	16,234	(28,391)
Change in net interest income	$(5,015)	$17,978	$12,963	$(18,230)	$32,582	$14,352

The average balance of total advances decreased $2.0 billion, or 7.7 percent, for the six months ended June 30, 2012, compared with the same period in 2011. The trend of muted demand for advances is discussed under — Executive Summary — Advances Balances. The following table summarizes average balances of advances outstanding during the six months ending June 30, 2012 and 2011, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Fixed-rate advances—par value
Long-term	$10,095,932	$11,037,192
Putable	4,352,082	5,662,023
Short-term	3,913,311	2,606,701
Amortizing	1,205,402	1,640,340
Overnight	295,727	524,088
Expander	20,604	10,000
Fixed-rate plus cap	10,000	166
Callable	7,940	6,749
	19,900,998	21,487,259

Variable-rate indexed advances—par value
Simple variable	3,768,247	4,198,274
Floating rate advances with embedded caps and / or floors	10,000	10,914
Overnight	9,917	10,472
	3,788,164	4,219,660
Total average par value	23,689,162	25,706,919
Net premiums and (discounts)	13,908	6,527
Hedging adjustments	582,880	590,007
Total average balance of advances	$24,285,950	$26,303,453

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 24.1 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $14.8 billion for the six months ended June 30, 2012, representing 62.4 percent of the total average balance of advances outstanding during the six months ended June 30, 2012. The average balance of all such advances totaled $16.0 billion for the six months ended June 30, 2011, representing 62.2 percent of the total average balance of advances outstanding during the six months ended June 30, 2011.

For the six months ended June 30, 2012 and 2011, net prepayment fees on advances were $32.5 million and $11.3 million, respectively. For the six months ended June 30, 2012 and 2011, prepayment fees on investments were $202,000 and $549,000, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

Because prepayment-fee income recognized during these periods does not necessarily represent a trend that will continue in future periods, and due to the fact that prepayment-fee income represents a one-time fee that is generally recognized in the period in which the corresponding advance or investment security is prepaid, we believe it is important to review the results of net interest spread and net interest margin excluding the impact of prepayment-fee income. These results are presented in the following table.

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$72,967	1.24%	$83,019	1.29%	$152,486	1.26%	$169,507	1.30%
Investment securities	57,549	1.91	61,603	1.35	113,237	1.88	125,116	1.38
Total interest-earning assets	168,007	1.47	184,240	1.38	340,679	1.45	375,516	1.39

Net interest income	61,265		65,920		125,218		131,664
Net interest spread		0.44%		0.42%		0.44%		0.41%
Net interest margin		0.53%		0.49%		0.53%		0.49%

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $1.0 billion, or 15.3 percent, for the six months ended June 30, 2012, compared with the same period in 2011. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the six months ended June 30, 2012, average balances of federal funds sold decreased $3.8 billion and average balances of securities purchased under agreements to resell increased $4.8 billion in comparison to the six months ended June 30, 2011.

Average investment-securities balances decreased $6.2 billion or 33.8 percent for the six months ended June 30, 2012, compared with the same period in 2011, which occurred in the following investment categories:

•	$4.8 billion decline in certificates of deposit

•	$620.1 million decline in MBS

•	$591.5 million decline in agency and supranational banks, and

•	$154.7 million decline in corporate bonds.

The average aggregate balance of our investments in mortgage loans for the six months ended June 30, 2012, was $8.7 million higher than the average aggregate balance of these investments for the six months ended June 30, 2011, representing an increase of 0.3 percent.

Average CO balances decreased $7.2 billion, or 14.7 percent, for the six months ended June 30, 2012, compared with the same period in 2011, resulting from our reduced funding needs principally due to the decline in our investments and member demand for advances. This overall decline consisted of a decrease of $1.0 billion in CO discount notes and a decrease of $6.3 billion in CO bonds.

The average balance of term CO discount notes increased $1.5 billion and overnight CO discount notes decreased $2.5 billion for the six months ended June 30, 2012, in comparison with the same period in 2011. The average balance of CO discount notes represented approximately 31.0 percent of total average COs during the six months ended June 30, 2012, as compared with 28.4 percent of total average COs during the six months ended June 30, 2011. The average balance of bonds represented 69.0 percent and 71.6 percent of total average COs outstanding during the six months ended June 30, 2012 and 2011, respectively.

Impact of Derivative and Hedging Activity

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three months ended June 30, 2012 and 2011 (dollars in thousands).

	For the Three Months Ended June 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(2,602)	$—	$(19)	$—	$5,643	$3,022
Net interest settlements included in net interest income (2)	(49,414)	(10,227)	—	385	23,052	(36,204)
Total effect on net interest income	(52,016)	(10,227)	(19)	385	28,695	(33,182)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,913)	111	—	—	400	(1,402)
Losses on derivatives not receiving hedge accounting	(498)	(7,562)	—	—	(9)	(8,069)
Other	—	—	1,309	—	—	1,309
Net (losses) gains on derivatives and hedging activities	(2,411)	(7,451)	1,309	—	391	(8,162)

Subtotal	(54,427)	(17,678)	1,290	385	29,086	(41,344)

Net gains on trading securities	—	5,720	—	—	—	5,720
Total net effect of derivatives and hedging activities	$(54,427)	$(11,958)	$1,290	$385	$29,086	$(35,624)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended June 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(3,373)	$—	$42	$—	$1,175	$(2,156)
Net interest settlements included in net interest income (2)	(72,546)	(11,889)	—	392	42,738	(41,305)
Total effect on net interest income	(75,919)	(11,889)	42	392	43,913	(43,461)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	113	290	—	—	266	669
Losses on derivatives not receiving hedge accounting	(1,197)	(7,692)	—	—	—	(8,889)
Other	—	—	346	—	—	346
Net (losses) gains on derivatives and hedging activities	(1,084)	(7,402)	346	—	266	(7,874)

Subtotal	(77,003)	(19,291)	388	392	44,179	(51,335)

Net gains on trading securities (3)	—	5,868	—	—	—	5,868
Total net effect of derivatives and hedging activities	$(77,003)	$(13,423)	$388	$392	$44,179	$(45,467)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Six Months Ended June 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(4,797)	$—	$(90)	$—	$9,585	$4,698
Net interest settlements included in net interest income (2)	(103,679)	(20,370)	—	766	48,005	(75,278)
Total effect on net interest income	(108,476)	(20,370)	(90)	766	57,590	(70,580)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,552)	793	—	—	417	(342)
Losses on derivatives not receiving hedge accounting	(539)	(6,852)	—	—	(9)	(7,400)
Other	—	—	1,319	—	—	1,319
Net (losses) gains on derivatives and hedging activities	(2,091)	(6,059)	1,319	—	408	(6,423)

Subtotal	(110,567)	(26,429)	1,229	766	57,998	(77,003)

Net gains on trading securities	—	3,622	—	—	—	3,622
Total net effect of derivatives and hedging activities	$(110,567)	$(22,807)	$1,229	$766	$57,998	$(73,381)

_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Six Months Ended June 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(5,821)	$—	$129	$—	$1,592	$(4,100)
Net interest settlements included in net interest income (2)	(149,809)	(23,934)	—	786	85,578	(87,379)
Total effect on net interest income	(155,630)	(23,934)	129	786	87,170	(91,479)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	468	708	—	—	225	1,401
Losses on derivatives not receiving hedge accounting	(1,218)	(6,655)	—	—	—	(7,873)
Other	—	—	419	—	—	419
Net (losses) gains on derivatives and hedging activities	(750)	(5,947)	419	—	225	(6,053)

Subtotal	(156,380)	(29,881)	548	786	87,395	(97,532)

Net gains on trading securities (3)	—	3,962	—	—	—	3,962
Total net effect of derivatives and hedging activities	$(156,380)	$(25,919)	$548	$786	$87,395	$(93,570)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

Net interest margin for the three months ended June 30, 2012 and 2011, was 0.78 percent and 0.57 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 1.10 percent and 0.88 percent, respectively.

Net interest margin for the six months ended June 30, 2012 and 2011, was 0.67 percent and 0.53 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.99 percent and 0.86 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown under Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.9 million and $2.3 million, respectively for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2011, interest accruals on derivatives classified as economic hedges totaled a net expense of $3.8 million and $4.9 million, respectively.

For more information about our use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and six months ended June 30, 2012 and 2011.

Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Gains (losses) on derivatives and hedging activities:
Net (losses) gains related to fair-value hedge ineffectiveness	$(1,403)	$669	$(343)	$1,401
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	(430)	(782)	(397)	(201)
Trading securities	(5,716)	(5,761)	(3,176)	(2,799)
Mortgage delivery commitments	1,309	346	1,319	419
Net interest-accruals related to derivatives not receiving hedge accounting	(1,922)	(2,346)	(3,826)	(4,873)
Net losses on derivatives and hedging activities	(8,162)	(7,874)	(6,423)	(6,053)
Net impairment losses on held-to-maturity securities recognized in income	(1,492)	(35,794)	(4,452)	(66,378)
Loss on early extinguishment of debt	(12,001)	—	(12,001)	—
Service-fee income	1,492	2,412	2,991	4,457
Net unrealized gains on trading securities	5,720	5,853	3,622	3,956
Realized net gain from sale of available-for-sale securities	—	4,432	—	12,801
Other	2,420	184	2,525	338
Total other loss	$(12,023)	$(30,787)	$(13,738)	$(50,879)

Losses on early extinguishment of debt resulted from the retirement of $316.5 million (par amount) of CO bonds. These debt extinguishments followed the prepayment of $1.3 billion of advances by First Niagara Bank in April 2012, as discussed under — Financial Condition — Advances.

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the three and six months ending June 30, 2012 and 2011, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the period specified	$(579)	$579	$—	$(1,144)	$1,100	$(44)
Securities previously impaired prior to the period specified	(5,184)	3,692	(1,492)	(15,715)	(20,035)	(35,750)
Total other-than-temporarily impaired securities	$(5,763)	$4,271	$(1,492)	$(16,859)	$(18,935)	$(35,794)

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
Other-Than- Temporarily Impaired Investment:	Total Other- Than- Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other- Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the period specified	$(3,109)	$3,108	$(1)	$(6,072)	$6,026	$(46)
Securities previously impaired prior to the period specified	(9,032)	4,581	(4,451)	(17,574)	(48,758)	(66,332)
Total other-than-temporarily impaired securities	$(12,141)	$7,689	$(4,452)	$(23,646)	$(42,732)	$(66,378)

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the quarter ending June 30, 2012 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Part II — Item 1 — Legal Proceedings. Our complaint asserts among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements made by or on behalf of the issuers about the securities, are inaccurate.

	At June 30, 2012				For the Three Months Ended June 30, 2012
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Alt-A	$138,447	$103,445	$74,615	$75,316	$(1,492)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and — Financial Condition — Investments Credit Risk below for additional detail and analysis of our portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the three months ended June 30, 2012 and 2011, we recorded net unrealized gains on trading securities of $5.7 million and $5.9 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $5.7 million and $5.8 million for the three months ended June 30, 2012 and 2011, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $1.8 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012 and 2011, we recorded net unrealized gains on trading securities of $3.6 million and $4.0 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $3.2 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $3.7 million and $3.9 million for the six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, compensation and benefits expense and other operating expenses amounted to $13.3 million, an increase of $229,000 from the June 30, 2011 amount of $13.0 million.

For the six months ended June 30, 2012, compensation and benefits expense and other operating expenses amounted to $26.4 million, an increase of $807,000 from the June 30, 2011 amount of $25.6 million.

Our share of the costs and expenses of operating the Finance Agency and the Office of Finance totaled $1.8 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and totaled $3.8 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.

FINANCIAL CONDITION

Advances

At June 30, 2012, the advances portfolio totaled $26.5 billion, an increase of $1.3 billion compared with $25.2 billion at December 31, 2011.

The following table summarizes advances outstanding by product type at June 30, 2012, and December 31, 2011.

Advances Outstanding by Product Type (dollars in thousands)

	June 30, 2012		December 31, 2011
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$545,288	2.1%	$268,888	1.1%
Long-term	9,736,879	37.6	10,546,190	42.9
Putable	3,987,625	15.4	4,693,575	19.1
Short-term	7,579,825	29.3	3,161,265	12.9
Amortizing	1,017,123	4.0	1,394,071	5.7
Callable	32,500	0.1	2,500	—
Expander	30,000	0.1	20,000	0.1
Fixed-rate plus cap	10,000	—	10,000	—
	22,939,240	88.6	20,096,489	81.8

Variable-rate advances
Overnight	10,467	—	7,683	—
Simple variable	2,920,000	11.3	4,457,000	18.1
Floating rate advances with embedded caps and / or floors	20,000	0.1	20,000	0.1
	2,950,467	11.4	4,484,683	18.2
Total par value	$25,889,707	100.0%	$24,581,172	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district, with some concentrations, as set forth in the table below. At June 30, 2012, we had advances outstanding to 310, or 67.2 percent, of our 461 members. At December 31, 2011, we had advances outstanding to 317, or 68.6 percent, of our 462 members.

The following table presents the top five advance-borrowing institutions at June 30, 2012, and the interest earned on outstanding advances to such institutions during the three and six months ended June 30, 2012.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	June 30, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended June 30, 2012	Advances Interest Income for the Six Months Ended June 30, 2012
RBS Citizens, N.A.	$5,070,218	19.6%	0.26%	$2,584	$5,212
Bank of America Rhode Island, N.A.	1,597,457	6.2	0.56	1,626	2,977
Webster Bank, N.A.	1,529,005	5.9	0.72	2,992	6,196
Salem Five Cents Savings Bank	671,712	2.6	2.01	3,367	6,686
Massachusetts Mutual Life Insurance Company	600,000	2.3	1.96	2,975	5,950
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

At December 31, 2011, First Niagara Bank, N.A. was among the top five advance-borrowing institutions due to its acquisition of NewAlliance Bank, our former member. Moreover, First Niagara Bank was our largest single source of advances interest income for the three months ended March 31, 2012. First Niagara Bank, N.A., as a nonmember, is ineligible to borrow from us but was able to maintain the advances balances that NewAlliance Bank had borrowed when it was our member. In April 2012, First Niagara Bank, N.A. paid off its outstanding advances.

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

Our membership continues to be challenged by the continuing weak economic conditions, although there have been some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.12 percent of total assets as of December 31, 2011, to 1.10 percent of assets as of March 31, 2012. The aggregate ratio of tangible capital to assets among the membership increased from 8.67 percent as of December 31, 2011, to 8.98 percent as of March 31, 2012. March 31, 2012, is the date of our most recent data on our membership for this report. As of June 30, 2012, there have been no member failures during 2012. All of our extensions of credit to our members are secured by eligible collateral as noted herein. No member has ever defaulted on an advance. However, if a member were to default, and the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations and we were unable to obtain additional collateral to make up for the reduction in value of such collateral, we could incur losses. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

Advances outstanding to borrowers in Category-1 status at June 30, 2012, totaled $17.2 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling

$45.1 billion as of June 30, 2012. Of this total, $10.1 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.6 billion of securities are held by borrowers' securities corporations, and $6.4 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, and Category-3 status at June 30, 2012, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of June 30, 2012 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1 status	265	$17,216,748	$45,089,673	261.9%
Category-2 status	24	7,244,669	17,764,087	245.2
Category-3 status	26	1,428,290	1,859,649	130.2
Total	315	$25,889,707	$64,713,409	250.0%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of June 30, 2012.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$36,861,469
Collateral specifically listed and identified	20,531,385
Collateral delivered to us	17,741,094

For additional information on our collateral policies and practices, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report.

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report. At June 30, 2012, and December 31, 2011, the amount of pledged nontraditional and subprime loan collateral was 10 percent and 9 percent, respectively, of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at June 30, 2012, and December 31, 2011, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At June 30, 2012, investment securities and short-term money market instruments totaled $19.4 billion, compared with $21.4 billion at December 31, 2011.

Investment securities increased $154.3 million to $12.4 billion at June 30, 2012, compared with December 31, 2011.

Short-term money market investments totaled $7.0 billion at June 30, 2012, compared with $9.2 billion at December 31, 2011. This $2.2 billion net decrease resulted from a $900.0 million decrease in securities purchased under agreements to resell and a $1.3 billion decrease in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At June 30, 2012, and December 31, 2011, our MBS, ABS and SBA holdings represented 218 percent and 195 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are generally incidental to our mission. Our total investments were 38.9 percent of our total assets at June 30, 2012, versus 42.8 percent at December 31, 2011. We have been able to satisfy this investment objective without a material impact on our results of operations or financial condition because the reduction in investments has been principally concentrated in short-term, very low-yielding investments and because other components of our assets have maintained a strong net interest spread to funding costs. We expect to continue to be able to satisfy this investment objective for the foreseeable future without a material impact on our results of operations or financial condition by continuing this approach, as necessary.

Our MBS investment portfolio consists of the following categories of securities as of June 30, 2012, and December 31, 2011. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	June 30, 2012	December 31, 2011
Residential MBS - U.S. government-guaranteed and GSE	61.3%	53.4%
Commercial MBS - U.S. government-guaranteed and GSE	22.4	26.7
Private-label residential MBS	15.9	19.5
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.1
Total MBS	100.0%	100.0%

See Item 1 — Notes to the Financial Statements — Note 3 — Trading Securities, Note 4 — Available-for-Sale Securities, Note 5 — Held-to-Maturity Securities, and Note 6 — Other-Than-Temporary Impairment for additional information on our investment securities.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (under one year to maturity) money market instruments issued by high-quality financial institutions and long-term (generally at least one year to maturity) debentures issued or guaranteed by U.S. agencies, the FDIC under the FDIC's Temporary Liquidity Guarantee Program, U.S government-owned corporations, GSEs, and supranational institutions. We place short-term funds with large, high-quality financial institutions with long-term credit ratings no lower than single-A (or equivalent) on an unsecured basis; currently all such placements expire within one day. We have counterparty exposure on these short-term investments.

In addition to these unsecured short-term investments, we also make secured investments in the form of reverse repurchase agreements secured by U.S. agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. According to Finance Agency regulation investments in MBS and ABS must be rated triple-A (or equivalent) at the time of purchase and HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase.

Credit ratings on total investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of June 30, 2012 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$250	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	6,000,000	—	—	—
Federal funds sold	—	1,000,000	—	—	—	—
Total money market instruments	—	1,000,250	6,000,000	—	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	15,807	—	—	—	—
U.S. government-owned corporations	—	290,771	—	—	—	—
GSEs	—	2,429,569	—	—	—	—
Supranational institutions	472,277	—	—	—	—	—
Corporate bonds (3)	—	359,660	—	—	—	—
HFA securities	24,525	121,944	—	49,920	—	2,114
Total non-MBS	496,802	3,217,751	—	49,920	—	2,114

MBS:
U.S. government guaranteed - residential (2)	—	142,927	—	—	—	—
U.S. government guaranteed - commercial (2)	—	466,976	—	—	—	—
GSE - residential (2)	—	5,127,257	—	—	—	—
GSE - commercial (2)	—	1,456,987	—	—	—	—
Private-label - residential	14,972	13,667	103,441	88,356	1,146,503	—
Private-label - commercial	10,549	—	—	—	—	—
ABS backed by home-equity loans	6,824	5,312	7,839	—	5,497	—
Total MBS	32,345	7,213,126	111,280	88,356	1,152,000	—

Total investment securities	529,147	10,430,877	111,280	138,276	1,152,000	2,114

Total investments	$529,147	$11,431,127	$6,111,280	$138,276	$1,152,000	$2,114
_______________________

(1)	Ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2012. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table details our investment securities with a long-term credit rating below investment grade as of June 30, 2012.

Credit Ratings of Investments Below Investment Grade at Carrying Value As of June 30, 2012 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$50,028	$83,666	$583,238	$107,507	$63,942	$258,122	$1,146,503
ABS backed by home-equity loans	—	3,663	1,370	—	—	464	5,497
Total	$50,028	$87,329	$584,608	$107,507	$63,942	$258,586	$1,152,000

Finance Agency regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term unsecured credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a specified percentage for each counterparty, which product is our maximum amount of unsecured credit exposure to that counterparty. The percentage that we may offer for term extensions of unsecured credit ranges from 1 percent to 15 percent based on the counterparty's credit rating. Term extensions of unsecured credit include on- and off-balance sheet and derivative transactions. See — Derivative Instruments Credit Risk for additional information related to derivatives exposure.

Finance Agency regulations further allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital for determining the maximum amount of unsecured credit exposure which we may offer to a counterparty for overnight sales of federal funds ranges from two percent to 30 percent based on the counterparty's credit rating. However, per these Finance Agency regulations our total unsecured exposure to a single counterparty may not exceed twice the regulatory limit for term exposures, or a total of two percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. During the quarter ended June 30, 2012, we were in compliance with Finance Agency regulatory limits established for unsecured credit.

We are prohibited by a Finance Agency regulation from investing in financial instruments issued by non-U.S. entities, including foreign sovereign governments, other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the Finance Agency regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of June 30, 2012.

For information on how we mitigate our investments' credit risks, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments Credit Risk in the 2011 Annual Report.
The table below presents our short-term unsecured money-market credit exposure with counterparties by investment type. At June 30, 2012, we did not have any aggregate unsecured credit exposure from investments of $1 billion or more to any individual counterparty.

Short-term Unsecured Money-market Credit Exposure by Investment Type (dollars in thousands)

Carrying Value (1)	June 30, 2012	December 31, 2011
Federal funds sold	$1,000,000	$2,270,000
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. government, GSEs, U.S. government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of June 30, 2012.

As of June 30, 2012, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to federal funds sold. As of June 30, 2012, all of our unsecured investment credit exposure in federal funds sold was to U.S. branches and agency offices of foreign commercial banks.

The table below presents the June 30, 2012 carrying values and average balances for the three months ended June 30, 2012 of the short-term unsecured money-market credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. We endeavor to mitigate this credit risk by investing in unsecured investments of highly rated counterparties. At June 30, 2012, all short-term unsecured money-market investments held by the Bank were rated double-A.

Period-End and Average Balance of Unsecured Credit Exposure, by Country of Domicile of Counterparty (1) (dollars in thousands)

Country of Domicile of Counterparty	Carrying Value as of June 30, 2012	Average Balance for the Three Months ended June 30, 2012
Domestic	$—	$12,967
U.S branches and agency offices of foreign commercial banks
Sweden	500,000	509,780
Canada	500,000	307,088
Germany	—	177,747
Finland	—	141,154
Norway	—	90,165
United Kingdom	—	87,637
Switzerland	—	49,451
Netherlands	—	6,044
Total U.S branches and agency offices of foreign commercial banks	1,000,000	1,369,066
Total unsecured credit exposure	$1,000,000	$1,382,033
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. government, GSEs, U.S. government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of June 30, 2012.

The table below presents the contractual maturity of short-term unsecured money-market credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. We also endeavor to mitigate the credit risk on short-term unsecured money-market investments by investing in investments that have short-term maturities. At June 30, 2012, all of our outstanding unsecured money-market investments had overnight maturities.

Contractual Maturity of Unsecured Credit Exposure, by Country of Domicile of Counterparty (dollars in thousands)

	Carrying Value (1) as of June 30, 2012
Country of Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
U.S branches and agency offices of foreign commercial banks
Canada	$500,000	$—	$—	$—	$—	$—	$500,000
Sweden	500,000	—	—	—	—	—	500,000
Total unsecured investment credit exposure	$1,000,000	$—	$—	$—	$—	$—	$1,000,000
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. government, GSEs, U.S. Government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of June 30, 2012.

During the quarter ended June 30, 2012, we continued to invest in unsecured overnight money market instruments issued by certain Eurozone financial institutions rated at least single-A or higher by the three major NRSROs and domiciled in Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Conditions — European Sovereign Debt Crisis in the 2011 Annual Report. On June 30, 2012, we had no unsecured money market exposure to Eurozone financial institutions. Our maximum unsecured money market exposure to any single Eurozone financial institution was $600.0 million on any day during the quarter ended June 30, 2012.

At June 30, 2012, our unsecured credit exposure related to money-market instruments and debentures, including accrued interest, was $4.6 billion to nine counterparties and issuers, of which $1.0 billion was for federal funds sold, and $3.6 billion was for debentures. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of June 30, 2012:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit As of June 30, 2012

Issuer / counterparty	Percent
Fannie Mae	38.3%
Freddie Mac	15.0
Svenska Handelsbanken	10.9
Bank of Nova Scotia	10.9
Inter-American Development Bank (a supranational institution)	10.4

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our private-label MBS during the quarter ended June 30, 2012, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$22,563	7.8%	7.8%	6.4%	6.4%	30.9%	30.9%	7.6%	7.6%
2006	16,086	7.3	7.3	36.9	36.9	40.7	40.7	0.0	0.0
2005	57,628	8.4	5.5 - 9.8	31.1	18.0 - 50.0	46.6	32.2 - 53.0	14.6	3.5 - 47.8
2004 and prior	141,674	10.2	3.8 - 20.6	16.9	3.0 - 60.3	31.0	18.8 - 53.2	15.6	6.2 - 70.8
Total	$237,951	9.4%	3.8 - 20.6	20.7%	3.0 - 60.3	35.4%	18.8 - 53.2	13.6%	0.0 - 70.8

Alt-A (2)
2007	$538,698	3.4%	1.3 - 9.4	75.3%	33.2 - 88.9	51.2%	41.1 - 59.1	12.7%	0.0 - 44.8
2006	885,049	3.8	1.6 - 7.1	71.7	39.2 - 87.0	53.7	39.2 - 60.9	14.6	0.0 - 48.9
2005	579,039	6.2	3.1 - 10.5	49.5	24.5 - 75.0	45.6	28.5 - 56.8	21.3	0.0 - 62.0
2004 and prior	56,290	9.9	7.1 - 16.6	34.5	2.1 - 55.0	40.8	20.2 - 54.3	24.6	7.4 - 39.7
Total	$2,059,076	4.5%	1.3 - 16.6	65.4%	2.1 - 88.9	50.4%	20.2 - 60.9	16.3%	0.0 - 62.0

ABS backed by home equity loans
Subprime (2)
2004 and prior	$27,392	5.7%	3.8 - 7.3	31.3%	3.0 - 43.7	77.2%	18.8 - 95.0	35.8%	6.2 - 99.8
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

Of our $9.5 billion in par value of MBS and ABS investments at June 30, 2012, $2.3 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$2.1 billion in par value are securities backed primarily by Alt-A loans;

•	$251.9 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$27.4 million in par value of these investments are backed primarily by subprime mortgages.

While there are no universally accepted classifications of mortgage loans based on underwriting standards, in general, subprime underwriting implies a credit-impaired borrower with a FICO® score below 660, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. FICO® is a widely used credit-industry model developed by Fair Isaac and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the OTTI Governance Committee. For additional information on the OTTI Governance Committee, see — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates of the 2011 Annual Report.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $74.8 million in par value as of June 30, 2012, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.5 million in par value as of June 30, 2012, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates of the 2011 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	June 30, 2012			December 31, 2011
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$21,818	$219,517	$241,335	$23,846	$292,663	$316,509
Alt-A	39,912	2,019,163	2,059,075	42,153	2,147,908	2,190,061
Total private-label residential MBS	61,730	2,238,680	2,300,410	65,999	2,440,571	2,506,570
Private-label commercial MBS
Prime	10,586	—	10,586	10,586	—	10,586
ABS backed by home equity loans
Subprime	—	27,392	27,392	—	28,114	28,114
Total par value of private-label MBS	$72,316	$2,266,072	$2,338,388	$76,585	$2,468,685	$2,545,270
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of June 30, 2012, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of June 30, 2012, reflect the percentage of subordinated class outstanding balances as of June 30, 2012, to our senior class outstanding balances as of June 30, 2012, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of June 30, 2012, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At June 30, 2012 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$2,719	$—	$—	$—	$2,719
Double-A	8,436	—	—	—	8,436
Single-A	36,585	—	—	—	36,585
Triple-B	80,207	22,564	—	—	57,643
Below Investment Grade
Double-B	23,752	—	—	—	23,752
Single-B	16,823	—	—	15,467	1,356
Triple-C	49,527	—	—	34,960	14,567
Single-C	7,200	—	—	7,200	—
Single-D	16,085	—	16,085	—	—
Total	$241,334	$22,564	$16,085	$57,627	$145,058

Amortized cost	$230,653	$22,563	$12,703	$50,855	$144,532
Gross unrealized losses	(34,620)	(4,440)	(1,099)	(8,951)	(20,130)
Fair value	196,120	18,123	11,604	41,904	124,489

Weighted average percentage of fair value to par value	81.27%	80.32%	72.14%	72.72%	85.82%
Original weighted average credit support	10.96	6.41	8.32	21.01	7.96
Weighted average credit support	13.47	7.55	—	14.59	15.45
Weighted average collateral delinquency (1)	12.60	4.81	16.87	19.54	10.58

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$10,586	$—	$—	$—	$10,586
Amortized cost	10,549	—	—	—	10,549
Fair value	11,035	—	—	—	11,035
Weighted average percentage of fair value to par value	104.24%	—%	—%	—%	104.24%
Original weighted average credit support	12.50	—	—	—	12.50
Weighted average credit support	14.88	—	—	—	14.88
Weighted average collateral delinquency (1)	1.19	—	—	—	1.19
_______________________
 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At June 30, 2012 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$12,253	$—	$—	$12,253	$—
Double-A	5,232	—	—	—	5,232
Single-A	68,065	—	—	47,817	20,248
Triple-B	8,149	—	—	1,903	6,246
Below Investment Grade
Double-B	26,435	—	—	13,091	13,344
Single-B	67,947	2,604	—	54,123	11,220
Triple-C	990,923	221,463	498,001	271,459	—
Double-C	234,101	84,824	61,261	88,016	—
Single-C	102,516	21,344	38,221	42,951	—
Single-D	543,455	208,463	287,566	47,426	—
Total	$2,059,076	$538,698	$885,049	$579,039	$56,290

Amortized cost	$1,555,451	$371,878	$619,091	$508,192	56,290
Gross unrealized losses	(440,437)	(100,948)	(188,561)	(140,011)	(10,917)
Fair value	1,115,228	270,930	430,744	368,181	45,373
Other-than-temporary impairment for the six months ended June 30, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$(12,141)	$(290)	$(8,743)	$(2,529)	$(579)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	7,692	(97)	4,681	2,529	579
Net impairment losses on held-to-maturity securities recognized in income	$(4,449)	$(387)	$(4,062)	$—	$—

Weighted average percentage of fair value to par value	54.16%	50.29%	48.67%	63.58%	80.60%
Original weighted average credit support	27.62	28.46	28.61	26.73	13.01
Weighted average credit support	16.26	12.72	14.57	21.33	24.58
Weighted average collateral delinquency (1)	37.33	43.76	41.68	26.64	17.45
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At June 30, 2012 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$6,850
Double-A	5,312
Single-A	7,839
Below Investment Grade
Single-B	4,618
Triple-C	1,849
Single-D	924
Total	$27,392

Amortized cost	$26,699
Gross unrealized losses	(6,137)
Fair value	20,596
Other-than-temporary impairment for the six months ended June 30, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$—
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	(3)
Net impairment losses on held-to-maturity securities recognized in income	$(3)

Weighted average percentage of fair value to par value	75.19%
Original weighted average credit support	10.03
Weighted average credit support	35.83
Weighted average collateral delinquency (1)	19.79
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Carrying values and fair values in the table below are as of June 30, 2012.

Rating Agency Actions (1) Investments on Negative Watch as of July 31, 2012 (dollars in thousands)

	Private-Label Residential MBS		ABS Backed by Home Equity Loans		HFA Securities
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$2,246	$2,116	$—	$—	$—	$—
Double-A	2,684	2,421	5,312	3,933	82,674	69,438
Triple-B	22,564	18,123	—	—	—	—
Double-B	3,084	2,454	—	—	—	—
_______________________

(1)	Represents the lowest rating as of July 31, 2012 available for each security based on the NRSROs we use.

The following table provides a summary of credit-rating downgrades that have occurred during the period from July 1, 2012, through July 31, 2012 for our investments. Carrying values and fair values are as of June 30, 2012.

Rating Agency Actions (1) Ratings Downgrades from July 1, 2012, through July 31, 2012 (dollars in thousands)

	Credit Rating as of		Carrying	Fair
Investment Category	June 30, 2012	July 31, 2012	Value	Value
Private-label - residential	Double-A	Single-A	$2,759	$2,332
Private-label - residential	Triple-B	Double-B	2,552	2,119
_______________________

(1)	Represents the lowest rating available for each security based on the NRSROs we use.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of June 30, 2012 (dollars in thousands)
	June 30, 2012					July 31, 2012, Private-label MBS ratings based on June 30, 2012, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$237,969	$227,288	$(34,621)	12.45%	1.1%	1.1%	51.3%	48.7%	10.4%
Alt-A option ARM	820,408	677,379	(222,232)	42.38	—	—	—	100.0	—
Alt-A other	1,225,298	871,261	(218,204)	33.84	1.0	1.0	7.7	92.3	0.5
Total private-label residential MBS	2,283,675	1,775,928	(475,057)	34.68	0.7	0.7	9.5	90.5	1.3
ABS backed by home equity loans:
Subprime first lien	26,460	26,051	(6,137)	19.52	25.9	25.9	75.6	24.4	20.1
Total private-label MBS	$2,310,135	$1,801,979	$(481,194)	34.50%	0.9%	0.9%	10.2%	89.8%	1.6%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of June 30, 2012, where such concentrations are five percent or greater of all loans underlying these investments.

Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS

State concentrations	Percentage of Total Private-Label MBS and ABS
California	39.6%
Florida	12.7
All Other	47.7
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.4%
Washington, D.C.-MD-VA-WV	6.1
All Other	83.5
100.0%

Since 2008, actual and projected delinquency, foreclosure, and loss rates for prime, subprime, and Alt-A mortgage loans have increased significantly nationwide. While trends have improved in some of these actual measures and their projected assumptions, they remain elevated as of the date of this report. In addition, home prices are severely depressed in many areas and nationwide unemployment rates are high, increasing the likelihood and magnitude of potential losses on troubled and/or foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Actual and expected credit losses on these securities together with uncertainty as to the degree, direction, and duration of these loss trends has led to the reduction in the market values of securities backed by residential mortgages, and has elevated the potential for additional credit losses due to the other-than-temporary impairment of some of these securities.

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended June 30, 2012:

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

The following table provides the credit ratings of the third-party insurers.

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of July 31, 2012
	Moody's		S&P		Fitch
	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch	Credit Rating	Outlook / Negative Watch
Ambac Assurance Corporation (1)	Removed	NA	Removed	NA	Not Rated	Not Rated
Assured Guaranty Municipal Corp.	Aa3	Negative Watch	AA-	Stable	Not Rated	Not Rated
MBIA Insurance Corporation (2)	B3	Negative Watch	B	Negative	Not Rated	Not Rated
Syncora Guarantee Inc. (1)	Ca	Positive Watch	Removed	NA	Not Rated	Not Rated
Financial Guaranty Insurance Company (1)	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated	Not Rated
Fannie Mae	Aaa	Negative	AA+	Negative	AAA	Negative
Freddie Mac	Aaa	Negative	AA+	Negative	AAA	Negative
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

(2)	MBIA Insurance Corp.'s burnout period ends in September 2012. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

The following table shows our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses of Private-Label MBS and ABS Backed by Home Equity Loan Investments by Year of Securitization At June 30, 2012 (dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$55,684	$(3,577)	$—	$—	$—	$—	$—	$—	$—	$—
2006	13,642	(3,721)	—	—	—	—	—	—	—	—
2005	27,863	(8,062)	—	—	—	—	—	—	—	—
2004 and prior	1,306	(225)	—	—	—	—	—	—	—	—
Total Alt-A	98,495	(15,585)	—	—	—	—	—	—	—	—
Subprime
2004 and prior	1,856	(70)	7,047	(1,846)	14,039	(2,954)	3,534	(1,000)	917	(267)
Total private-label MBS	$100,351	$(15,655)	$7,047	$(1,846)	$14,039	$(2,954)	$3,534	$(1,000)	$917	$(267)
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

(2)	MBIA Insurance Corp.'s burnout period ends in September 2012. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

Our total investments in HFA securities was $198.5 million as of June 30, 2012. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of June 30, 2012.

State Concentrations of HFA Securities

	Carry Value	Percent of Total HFA Investments
Massachusetts	$113,790	57.3%
Rhode Island	29,910	15.1
Connecticut	24,525	12.4
Maine	15,000	7.6
All Other	15,278	7.6
	$198,503	100.0%

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with one state HFA whereby we, for a fee, agree to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds in accordance with a schedule established by the agreement. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $161.6 million at June 30, 2012, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two NRSROs.

Mortgage Loans

As of June 30, 2012, our mortgage loan investment portfolio totaled $3.3 billion, an increase of $202.2 million from the December 31, 2011, balance of $3.1 billion. This increase occurred notwithstanding increasing prepayments on these investments, which could reflect growing interest in MPF as Fannie Mae and Freddie Mac increase their guarantee fees, reducing their competitiveness with MPF.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to September 30, 2013 and may be extended further in the future. As of June 30, 2012, we had $271.5 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago of the 2011 Annual Report .

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	June 30, 2012	December 31, 2011

Massachusetts	37%	35%
California	11	12
Connecticut	8	9
Maine	8	6
Wisconsin	7	6
All others	29	32
Total	100%	100%
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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	June 30, 2012	December 31, 2011

California	25%	23%
Massachusetts	23	24
Connecticut	9	9
All others	43	44
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $6.1 million at June 30, 2012, compared with $7.8 million at December 31, 2011. The principal reason for this decline is the continuing improvement in the delinquency rates of our investments in conventional mortgage loans since December 31, 2011. For information on the determination of the allowance at June 30, 2012, see Item 1— Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2011 Annual Report.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. The following table presents our delinquent loans (dollars in thousands).

	June 30, 2012	December 31, 2011
Nonaccrual loans, par value	$48,390	$54,927
Total par value past due 90 days or more and still accruing interest (1)	24,653	24,438
_______________________

(1)	Represents government mortgage loans.

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (7.7 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (35.9 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of June 30, 2012.

Summary of Higher-Risk Conventional Mortgage Loans As of June 30, 2012 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$191,034	6.74%	2.58%	6.52%
High loan-to-value loans (2)	31,148	4.35	1.35	9.87
Subprime and high loan-to-value loans (3)	3,765	16.73	6.19	13.67
Total high-risk loans	$225,947	6.57%	2.47%	7.10%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of June 30, 2012, we were the beneficiary of primary mortgage insurance coverage on $230.9 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $31.3 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of July 31, 2012, all of these mortgage insurance companies, with the exception of Triad Guaranty Insurance Corporation, which is no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company unless that company is rated at least triple-B by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple-B as of July 31, 2012, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits have, in turn, led to fewer mortgage loan investment opportunities for us.

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

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of July 31, 2012		June 30, 2012
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$90,976	$21,119	$—	$21,119	39.9%
Genworth Mortgage Insurance Corporation	B/Ba1/NR	Negative	51,611	12,321	—	12,321	23.3
Mortgage Guaranty Insurance Corporation	B/B1/NR	Negative	38,887	8,473	—	8,473	16.0
PMI Mortgage Insurance Company (1)	R/Caa3/NR	Negative	15,037	3,204	—	3,204	6.1
CMG Mortgage Insurance Company	BBB/NR/BBB-	Negative	12,612	2,984	—	2,984	5.6
Radian Guaranty Incorporated	B/Ba3/NR	Negative	9,661	1,832	—	1,832	3.5
Republic Mortgage Insurance Company (2)	R/NR/NR	Negative Watch	9,257	1,813	649	2,462	4.6
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	2,840	506	—	506	1.0
			$230,881	$52,252	$649	$52,901	100.0%
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

Deposits

At June 30, 2012, and December 31, 2011, deposits totaled $668.8 million and $654.2 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both June 30, 2012, and December 31, 2011 amounted to $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $103,000 and $16.5 million as of June 30, 2012, and December 31, 2011, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $954.7 million and $905.3 million as of June 30, 2012, and December 31, 2011, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2012, and December 31, 2011. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-

accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			June 30, 2012		December 31, 2011
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$6,920,507	$(547,418)	$7,850,557	$(603,754)
	Swaps	Economic	10,750	(150)	10,750	(282)
Total associated with advances			6,931,257	(547,568)	7,861,307	(604,036)
Available-for-sale securities	Swaps	Fair value	711,915	(392,438)	711,915	(379,375)
	Caps and floors	Economic	300,000	248	300,000	786
Total associated with available-for-sale securities			1,011,915	(392,190)	1,011,915	(378,589)
Trading securities	Swaps	Economic	225,000	(32,679)	225,000	(29,503)
COs	Swaps	Fair value	8,645,550	94,068	10,743,550	196,640
	Swaps	Economic	100,000	9	—	—
	Forward starting swaps	Cash Flow	1,250,000	(54,407)	700,000	(31,981)
Total associated with COs			9,995,550	39,670	11,443,550	164,659
Deposits	Swaps	Fair value	20,000	3,371	20,000	3,986
Total			18,183,722	(929,396)	20,561,772	(843,483)
Mortgage delivery commitments			42,593	92	17,734	128
Total derivatives			$18,226,315	(929,304)	$20,579,506	(843,355)
Accrued interest				(24,916)		(25,187)
Cash collateral				(330)		(20,241)
Net derivatives				$(954,550)		$(888,783)
Derivative asset				$103		$16,521
Derivative liability				(954,653)		(905,304)
Net derivatives				$(954,550)		$(888,783)

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $15.6 billion, representing 85.4 percent of all derivatives outstanding as of June 30, 2012. Economic hedges and cash flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of June 30, 2012 (dollars in thousands)
					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$1,059,500	$(14,458)	$1,059,500	$14,372	3.57%	0.47%	3.44%	0.60%
Due after one year through two years	767,310	(32,996)	767,310	32,927	3.70	0.46	3.49	0.67
Due after two years through three years	945,615	(50,112)	945,615	50,000	3.01	0.47	2.73	0.75
Due after three years through four years	725,562	(59,996)	725,562	59,885	3.21	0.47	3.01	0.67
Due after four years through five years	1,576,130	(172,490)	1,576,130	170,861	3.42	0.47	3.18	0.71
Thereafter	1,846,390	(217,366)	1,846,390	216,368	3.43	0.47	3.20	0.70
Total	$6,920,507	$(547,418)	$6,920,507	$544,413	3.40%	0.47%	3.18%	0.69%
_______________________

(1)	Included in the advances hedged amount are $4.0 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2012.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of June 30, 2012 (dollars in thousands)
					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,375,050	$21,853	$3,375,050	$(21,856)	1.44%	1.46%	0.32%	0.30%
Due after one year through two years	3,495,500	34,881	3,495,500	(34,734)	1.21	1.20	0.38	0.39
Due after two years through three years	595,000	8,763	595,000	(8,784)	1.36	1.36	0.35	0.35
Due after three years through four years	655,000	25,294	655,000	(25,325)	1.77	1.74	0.35	0.38
Due after four years through five years	365,000	2,047	365,000	(2,049)	0.95	0.95	0.34	0.34
Thereafter	160,000	1,230	160,000	(1,473)	1.40	1.40	0.13	0.13
Total	$8,645,550	$94,068	$8,645,550	$(94,221)	1.35%	1.35%	0.35%	0.35%
_______________________

(1)	Included in the CO Bonds hedged amount are $530.0 million of callable CO Bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of June 30, 2012.

We engage in derivatives directly with affiliates of certain of our members that act as derivatives dealers to us. These derivatives are entered into for our own risk-management purposes and are not related to requests from our members to enter into such contracts. See Item 1 — Notes to the Financial Statements — Note 19 — Transactions with Related Parties for outstanding derivatives with affiliates of members.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position. The resulting net exposure at fair value is reflected in the below table. We presently pledge only securities collateral to counterparties with whom we are in a current negative fair-value position. From time to time, due to timing differences or derivatives valuation differences, and the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The resulting unsecured credit exposure to these latter counterparties as of June 30, 2012 was $29.4 million.

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

We note that during the quarter ended June 30, 2012, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany, each of which is rated single-A or higher by all three of the major NRSROs.
We continue to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Conditions — European Sovereign Debt Crisis in the 2011 Annual Report. We had $14.7 million in unsecured derivatives exposure to one of these Eurozone financial institutions on June 30, 2012. Our maximum unsecured derivatives exposure to any Eurozone counterparty was $22.1 million during the quarter ended June 30, 2012.

The following table presents derivative counterparty credit exposure as of June 30, 2012, and December 31, 2011.

Derivative Instruments (dollars in thousands)

	Notional Amount	Number of Counterparties	Total Net Exposure at Fair Value (3)
As of June 30, 2012
Interest-rate-exchange agreements: (1)
Double-A	$25,000	1	$—
Single-A	13,778,732	10	—
Triple-B	4,379,990	2	—
Total interest-rate-exchange agreements	18,183,722	13	—
Commitments to invest in mortgage loans (2)	42,593	—	103
Total derivatives	$18,226,315	13	$103

As of December 31, 2011
Interest-rate-exchange agreements: (1)
Double-A	$575,000	2	$16,393
Single-A	19,986,772	11	—
Total interest-rate-exchange agreements	20,561,772	13	16,393
Commitments to invest in mortgage loans (2)	17,734	—	128
Total derivatives	$20,579,506	13	$16,521
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

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	June 30, 2012
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$3,024,965	16.6%	$(421,815)
Citigroup Financial Products, Inc.	2,567,840	14.1	(68,641)
Barclays Bank PLC	1,982,795	10.9	(70,757)
JP Morgan Chase Bank	1,946,650	10.7	(99,387)
Goldman Sachs Capital Markets, LP	1,871,725	10.3	(97,334)

	December 31, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,085,095	15.0%	$(66,457)
Deutsche Bank AG	2,957,965	14.4	(407,931)
Citigroup Financial Products, Inc.	2,749,040	13.4	(73,395)
Morgan Stanley Capital Services, Inc.	2,414,150	11.7	(115,873)
Goldman Sachs Bank USA	2,286,725	11.1	(78,858)

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

Liquidity

Internal Sources of Liquidity

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that member overnight deposits are withdrawn at a rate of 50 percent per day and commitments (MPF and other commitments) are taken down at a conservatively projected pace. We define available liquidity as the sources of funds available to us through our normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. Our risk-management policy requires us to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, a management action trigger is breached and senior management is immediately notified so that a decision can be made as to whether immediate remedial action is necessary.

The following table shows our structural liquidity as of June 30, 2012.

Structural Liquidity As of June 30, 2012 (dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$645,951	$(773,673)	$(1,468,209)
Less: Cumulative contingent obligations	(4,957,807)	(6,571,679)	(7,920,433)
Equals: Net structural liquidity need	(4,311,856)	(7,345,352)	(9,388,642)
Available borrowing capacity (2)	$40,162,324	$43,002,535	$45,711,605
Ratio of available borrowing capacity to net structural liquidity need	9.31	5.85	4.87
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Requirements.

Finance Agency regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access the CO debt markets. We complied with this requirement at all times during the quarter ending June 30, 2012. As of June 30, 2012, and December 31, 2011, we held a surplus of $12.3 billion and $12.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of June 30, 2012.

Contingency Liquidity As of June 30, 2012 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$(1,877,150)
Contingency borrowing capacity (exclusive of CO issuances)	14,195,516
Net contingency borrowing capacity	$12,318,366
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended June 30, 2012.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. We maintained compliance with this requirement at all times during the three months ended June 30, 2012. During the three months ended June 30, 2012, this gap averaged 4.3 percent (maximum level 6.4 percent and minimum level 1.2 percent). As of June 30, 2012, this gap was 6.4 percent, compared with 9.2 percent at December 31, 2011.

External Sources of Liquidity

FHLBank P&I Funding Contingency Plan Agreement

We have a source of emergency external liquidity through the FHLBank P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund our principal and interest payments under a CO by deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks have a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding FHLBanks. Neither we nor any of the other FHLBanks have ever drawn upon this agreement.

Debt Financing — Consolidated Obligations

At June 30, 2012, and December 31, 2011, outstanding COs, including both CO bonds and CO discount notes, totaled $44.2 billion and $44.5 billion, respectively.

CO bonds outstanding for which we are primarily liable at June 30, 2012, and December 31, 2011, include issued callable bonds totaling $1.7 billion and $3.0 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 37.6 percent and 32.9 percent of the outstanding COs for which we are primarily liable at June 30, 2012, and December 31, 2011, respectively, but accounted for 94.0 percent and 98.3 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2012 and 2011, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report. Financial markets were relatively calmer than during the preceding two quarters as uncertainties about European sovereignties and financial institutions abated due, in part, to actions by the European Central Bank to provide liquidity. The U.S. economy grew modestly during the six months ended June 30, 2012, and employment growth was generally stronger throughout this period than it had been throughout the second half of 2011.

We continue to operate in a prolonged, historically low-interest rate environment as discussed under — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low-interest rate environment together with a flight to quality due to the sovereign debt crisis in Europe, though easing pressures in Europe caused a slight increase in our relative cost of funding. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk management needs. Throughout the six months ended June 30, 2012, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the third quarter of 2012.

Capital

Our total GAAP capital decreased $104.8 million to $3.4 billion at June 30, 2012, from $3.5 billion at December 31, 2011. The decrease was attributable to our partial excess capital stock repurchase of $237.4 million in March 2012, offset by a net reduction of $6.0 million in accumulated other comprehensive loss, a $93.7 million increase in retained earnings, and the purchase of $33.9 million of capital stock by members during the six months ended June 30, 2012.

The FHLBank Act and Finance Agency regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2012, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2011 Annual Report. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. Although we conducted a partial repurchase of excess stock on March 9, 2012, there are no plans to conduct another excess stock repurchase in 2012. Further, on April 26, 2012, our board of directors adopted a resolution that it will not conduct excess stock repurchases other than in limited, former member-related instances of insolvency without obtaining the Finance Agency's nonobjection, which we do not expect to pursue in 2012. We will consider whether and how to conduct other repurchases of excess stock as part of our 2013 business planning process.

At June 30, 2012, and December 31, 2011, excess stock totaled $1.9 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2012	$639,932	$1,139,201	$1,779,156	$3,636,732	$1,857,576
December 31, 2011	623,793	1,104,877	1,728,692	3,852,777	2,124,085
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

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

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $215.9 million and $227.4 million at June 30, 2012, and December 31, 2011, respectively.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at June 30, 2012, and December 31, 2011 (dollars in thousands).

Expiry of Redemption Period	June 30, 2012	December 31, 2011
Due in one year or less	$80,161	$—
Due after one year through two years	98	86,598
Due after two years through three years	—	10
Due after three years through four years	134,590	—
Due after four years through five years	1,014	140,821
Total	$215,863	$227,429

Capital Rule

The Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2011 Annual Report

By letter dated June 19, 2012, the Acting Director of the Finance Agency notified us that, based on March 31, 2012, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on June 30, 2012, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our capital ratio targets, internal minimum capital requirement in excess of regulatory requirements, and retained earnings target.

Targeted Capital Ratio Operating Range

We target an operating range of 4.0 percent to 7.5 percent for our capital ratio, a range adopted in conjunction with our capital preservation measures. Our capital ratio was 8.3 percent at June 30, 2012, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Advances Balances.

Internal Minimum Capital Requirement

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of June 30, 2012, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

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

At June 30, 2012, we had total retained earnings of $491.8 million, consisting of $448.3 million in unrestricted retained earnings and $43.5 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 1 — Notes to the Financial Statements — Note 14 — Capital. Amounts in our restricted retained earnings account are not available to pay dividends.

Dividend Limitations

Our board of directors has iterated its anticipation that any dividends declared through the remainder of 2012 would be modest, as we remain focused on growing our retained earnings to our retained earnings target, as discussed under — Executive Summary. On April 26, 2012, our board of directors adopted a resolution that it would not declare dividends in excess of 20 percent of quarterly net income for the quarter on which the dividend is based for the remainder of 2012 without the Finance Agency's nonobjection. Additionally, on that same day, the board adopted a revision to our retained earnings policy that now provides that when our retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our earnings for the quarter. This revised policy replaces the prior policy that had limited the quarterly dividend payout to 50 percent of our earnings for the quarter in such instances. For additional information on dividend limitations, see Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2011 Annual Report.

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

Off-balance-sheet arrangements are more fully discussed in Item 1 — Notes to the Financial Statements — Note 18 —

Commitments and Contingencies.

Through the second quarter of 2011, we were required to pay 20 percent of our net earnings (after the AHP assessment) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP (but after expenses for REFCorp). Based on our net income of $102.8 million for the six months ended June 30, 2012, our AHP assessment was $11.5 million. See Item 1 — Business — Assessments in the 2011 Annual Report for additional information regarding REFCorp and AHP.

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

As of June 30, 2012, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for private-label MBS.

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

Our base-case housing price forecast as of June 30, 2012, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 6.0 percent. For those markets for which further home-price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2012. For the vast majority of markets where further home-price declines are anticipated, the declines were projected to range from 1.0 percent to 4.0 percent over the three-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The more stressful scenario was based on a housing-price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home-price declines were projected to range from 5.0 percent to 11.0 percent over the three- to nine-month period beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the three-month period beginning April 1, 2012. The following table presents projected home-price recovery ranges by month under the base-case and adverse-case scenario.

	Recovery Range of Annualized Rates
Months	Base Case			Adverse Case
1 - 6	0.0%	to	2.8%	0.0%	to	1.9%
7 - 18	0.0%	to	3.0%	0.0%	to	2.0%
19 - 24	1.0%	to	4.0%	0.7%	to	2.7%
25 - 30	2.0%	to	4.0%	1.3%	to	2.7%
31 - 42	2.0%	to	5.0%	1.3%	to	3.4%
43 - 66	2.0%	to	6.0%	1.3%	to	4.0%
Thereafter	2.3%	to	5.6%	1.5%	to	3.8%

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of June 30, 2012 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ending June 30, 2012	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	—	$—	$—	4	$31,735	$(618)
Alt-A	8	138,447	(1,492)	67	1,344,422	(40,801)
Subprime	—	—	—	1	924	(70)
Total private-label MBS	8	$138,447	$(1,492)	72	$1,377,081	$(41,489)

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

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or any derivatives transactions that we intermediate for our members.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulation.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the 2011 Annual Report, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators, and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC is expected to issue proposals regarding which swaps will be subject to mandatory clearing and compliance schedules for mandatory clearing requirements during the third quarter of 2012. At this time, we do not expect that any of our swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that we enter into to hedge and manage our interest-rate risk but that would apply to any derivatives transactions that we intermediate for our members with $10 billion or less in assets as long as the member uses the swaps to hedge or mitigate their commercial risk and the Bank or member comply with the rule's additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable requirements for uncleared swaps, including requirements that are expected to be issued under the Dodd-Frank Act.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record-keeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the 2011 Annual Report. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.

The CFTC, the SEC, the Finance Agency, and other bank regulators are expected to continue to issue final rule makings implementing the foregoing requirements between now and the end of 2012.

Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on our derivatives transactions will take effect on a date determined by the CFTC, no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new record-keeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. Such final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation time frame for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps that are currently clearable. The CFTC will finalize these determinations in the beginning of November 2012, and we will have to clear eligible interest-rate swaps within 180 days after publication of the final determinations, which we estimate will be sometime during the second quarter of 2013.

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

Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance, which became effective on May 11, 2012, on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. If the Oversight Council determines the Bank to be a nonbank financial company subject to the supervision by the Federal Reserve, we would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of June 30, 2012, we had $49.8 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of June 30, 2012, we had $44.2 billion in total outstanding COs, our principal form of outstanding debt);

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

Developments under the Finance Agency

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, which became effective on August 7, 2012, adopting certain prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest-rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan to the Finance Agency within 30 calendar days. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock.

Designation of Size and Composition of the Board of Directors for 2013. On May 31, 2012, the Acting Director of the Finance Agency determined that a 15-member board of directors will govern the Bank beginning January 1, 2013, comprised of eight member directorships; which is a reduction of one member directorship elected by Rhode Island members. The board will continue to have seven independent directorships. The following table shows the allocation of member directorships by state beginning January 1, 2013.

State	Number of Member Directorships

Connecticut	1
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1

Total	8

The Director of the Finance Agency annually determines the size of the board of directors for each FHLBank, with the designation of member directorships based on the amount of FHLBank stock required to be held by members in each state.

Other Significant Developments

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

On June 7, 2012, the Board of Governors of the Federal Reserve System (the Federal Reserve), the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework. These revisions would, among other things:

•	implement the Basel Committee's capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the rules by which large banks determine their capital adequacy.

The NPRs do not incorporate the Basel Committee's liquidity risk-measurement standards, which are expected to be proposed in separate rulemakings.

If the NPRs are adopted as proposed, some of our members could need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that impacted institutions divest or limit their investments in COs. On the other hand, the new requirements could incent our members to borrow term advances from us to create and maintain balance sheet liquidity.

AUDIT COMMITTEE CHARTER

Our board of directors' Audit Committee Charter is available in full on our website at the following location:
http://www.fhlbboston.com/downloads/aboutus/Audit_Committee_Charter.pdf

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

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate-risk of our debt (at June 30, 2012, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.3 billion, compared with $14.6 billion at December 31, 2011, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.2 billion and $843.0 million at June 30, 2012, and December 31, 2011, respectively);

•
the issuance of COs together with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bonds used in conjunction with interest-rate-exchange agreements was $8.6 billion, or 31.4 percent of our total outstanding CO bonds at June 30, 2012, compared with $10.7 billion, or 36.3 percent of total outstanding CO bonds, at December 31, 2011);

•
contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which make us financially indifferent if such advances are prepaid prior to maturity and protect against a loss of income under certain interest-rate environments;

•
the use of the duration extension portfolio (which totaled $2.7 billion at June 30, 2012, as compared with $3.3 billion at December 31, 2011), to hedge our net interest income against the impact of low interest rates, which is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk — Duration Extension Portfolio in the 2011 Annual Report; and

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

We caution that care must be taken to properly interpret the results of the MVE analysis as the theoretical basis for these valuations may not be fully representative of future realized prices. Further, valuations are based on market curves and prices respective of individual assets, liabilities, and derivatives, and therefore are not representative of future net income to be earned by us through the spread between asset market curves and the market curves for funding costs. MVE should not be considered indicative of our market value as a going concern because it does not consider future new business activities, risk-management strategies, or the net profitability of assets after funding costs are subtracted.

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

During the quarter ended March 31, 2012, we ceased using alternative measures of VaR and duration of equity, which we had referred to as management VaR and management duration of equity. We had used these metrics to isolate the distortive impact of private-label MBS credit spreads and market illiquidity on VaR and duration of equity. However, these metrics are no longer as important to us due to the ongoing reduction in the size of our investments in private-label MBS and some recovery in the fair values of those investments.

We maintain limits and management action triggers in connection with each of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed in the 2011 Annual Report under Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk in the 2011 Annual Report.

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at June 30, 2012, and December 31, 2011.

Interest/Market-Rate Risk Metric	At June 30, 2012	At December 31, 2011	Target, Limit or Management Action Trigger at June 30, 2012
MVE	$3.5 billion	$3.7 billion	None
MVE/BVE	86%	86%	None
MVE/Par Stock	98%	95%	100% (target)
Adjusted MVE/Par Stock	107%	108%	100% (limit)
Economic Capital Ratio	7.0%	7.2%	4.0% or lower (limit)
VaR	$62.3 million	$91.3 million	$225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	+0.2 years	+1.1 years	+/- 3.5 years (management action trigger) and +/- 4.0 years (limit) lowered from +/- 5.0 years at December 31, 2011
Duration Gap	+0.2 months	+0.9 months	None
Duration Extension Portfolio VaR Limit (1)	$3.2 million	$5.2 million	$125.0 million (limit)
Duration Extension Portfolio Interest Rate Shock	Market yields on GSE debt would have to rise by 138 basis points for the management action trigger to be breached and by 188 basis points for the limit to be breached	Market yields on GSE debt would have to rise by 68 basis points for the management action trigger to be breached and by 118 basis points for the limit to be breached	75 basis points (management action trigger) and 25 basis points (limit)
MPF Portfolio VaR Limit	$53.2 million	$38.9 million	$68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on equity falls to 68 basis points above the average yield on three-month LIBOR	Return on equity falls to 24 basis points above the average yield on three-month LIBOR	Projected return on equity falls below three-month LIBOR over the following 12 month horizon (management action trigger)
_______________________

(1)	This metric is calculated net of any unrealized gain or loss.

As noted in the above table, we remain below our target of 100 percent for the ratio of MVE to Par Stock, principally due to the ongoing market valuation of our private-label MBS below par value.

The following chart displays our MVE to BVE and MVE to Par Stock ratios over the preceding quarters.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

The sensitivities of market value of equity and the duration of equity to potential interest-rate scenarios are also metrics we monitor. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

	June 30, 2012
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	89%	87%	87%	86%	86%	85%	82%
MVE/Par Stock	101%	99%	98%	98%	98%	96%	94%
Duration of Equity	+1.8 years	+1.4 years	+0.9 years	+0.2 years	+0.6 years	+2.2 years	+3.5 years
Return on Equity less LIBOR	3%	3%	3%	2%	2%	1%	1%
Net Income percent change from base	(12)%	(12)%	(7)%	—%	16%	28%	39%
____________________________
(1) Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

	December 31, 2011
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	91%	89%	88%	86%	86%	84%	82%
MVE/Par Stock	100%	98%	97%	95%	95%	93%	90%
Duration of Equity	+2.2 years	+1.8 years	+0.9 years	+1.1 years	+1.0 years	+2.6 years	+4.0 years
Return on Equity less LIBOR	2%	2%	2%	1%	1%	1%	1%
Net Income percent change from base	(5)%	(5)%	(1)%	—%	60%	109%	151%
____________________________
(1) Given the current environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

VaR at Different Confidence Levels

The table below presents the historical simulation VaR estimate as of June 30, 2012, and December 31, 2011, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2012		December 31, 2011
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.13)%	$(4.5)	(0.15)%	$(5.5)
75%	0.51	17.9	0.69	25.2
95%	1.21	43.0	1.83	67.0
99%	1.76	62.3	2.49	91.3
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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 20, 2011, we filed a complaint (the original complaint) in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County, against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately $5.8 billion. Since the original complaint was filed, the defendants filed certain notices of removal to remove the case to the United States District Court for the District of Massachusetts. On March 9, 2012, our motion to remand the matter to state court was denied.

On June 29, 2012, we filed an amended complaint (the amended complaint) in the United States District Court for the District of Massachusetts against various securities dealers, underwriters, control persons, issuers/depositors, and credit rating agencies based on our investments in certain private-label MBS issued by 111 securitization trusts for which we originally paid approximately $5.7 billion. The amended complaint asserts, as the original complaint had asserted, claims based on untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations and omissions, negligent misrepresentation, unfair or deceptive trade practices, fraud by the rating agencies, and controlling person liability. We are seeking various forms of relief including rescission, recovery of damages, recovery of purchase consideration plus interest (less income received to date), and recovery of reasonable attorneys' fees and costs of suit.

The amended complaint names the following defendants and their affiliates and subsidiaries and defendants under their control or controlled by affiliates or subsidiaries thereof: Ally Financial Inc. (formerly GMAC Inc.) (Ally), Bank of America Corporation; Barclays Capital Inc.; The Bear Stearns Companies LLC; Capital One Financial Corporation; Citigroup, Inc.; Countrywide Financial Corporation; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; Fitch; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; The McGraw-Hill Companies, Inc.; Moody's Corporation; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; UBS Americas Inc.; WaMu Capital, Corp.; and Wells Fargo & Company.

The original complaint also named certain individuals due to their association and control over Lehman Brothers Holdings Inc. and its affiliates and subsidiaries and entities controlled by Lehman Brothers Holdings Inc.'s affiliates and subsidiaries. We have since been able to reach a settlement agreement with those defendants in an amount that is not material to our financial statements.

Since the original complaint was filed, Residential Capital LLC (Rescap), a subsidiary of Ally, has filed for bankruptcy protection and the claims against Rescap in the amended complaint are subject to the bankruptcy proceeding's automatic stay. By agreement in the bankruptcy court, the claims against certain Rescap affiliates are stayed through October 31, 2012.

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 26.8 percent of our capital stock as of June 30, 2012. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.3 percent of our capital stock as of June 30, 2012.

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

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-

temporary impairment losses from certain of these securities. We incurred credit losses of $1.5 million for private-label MBS that we determined were other-than-temporarily impaired for the three months ended June 30, 2012. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosure moratoriums by several major mortgage servicers appear likely to adversely impact expected cash flows from impacted securities, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of June 30, 2012, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $40.0 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $198.5 million as of June 30, 2012. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $32.9 million at June 30, 2012. Although we have determined that none of these securities is other-than-temporarily impaired at June 30, 2012, should the underlying loans underperform our projections, we could realize credit losses from these securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description
10.1	2012 Executive Incentive Plan* (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on May 11, 2012)
10.2	Special Bonus to Earl W. Baucom* (incorporated by reference to Item 5.02 of our Form 8-K filed with the SEC on May 11, 2012)
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 10, 2012	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
August 10, 2012	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer