Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Boston
filed 2012-11-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2012
Class A Stock, par value $100	zero
Class B Stock, par value $100	36,542,526

Federal Home Loan Bank of Boston
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$306,166	$112,094
Interest-bearing deposits	261	177
Securities purchased under agreements to resell	5,125,000	6,900,000
Federal funds sold	1,100,000	2,270,000
Investment securities:
Trading securities	279,420	274,164
Available-for-sale securities - includes $8,313 and $119,118 pledged as collateral at September 30, 2012, and December 31, 2011, respectively that may be repledged	5,764,096	5,280,199
Held-to-maturity securities - includes $105,687 and $128,073 pledged as collateral at September 30, 2012, and December 31, 2011, respectively that may be repledged (a)	5,679,296	6,655,008
Total investment securities	11,722,812	12,209,371
Advances	23,915,687	25,194,898
Mortgage loans held for portfolio, net of allowance for credit losses of $5,514 and $7,800 at September 30, 2012, and December 31, 2011, respectively	3,431,534	3,109,223
Accrued interest receivable	95,950	116,517
Premises, software, and equipment, net	3,907	4,518
Derivative assets, net	529	16,521
Other assets	40,689	35,018
Total Assets	$45,742,535	$49,968,337
LIABILITIES
Deposits:
Interest-bearing	$648,781	$627,127
Non-interest-bearing	36,547	27,119
Total deposits	685,328	654,246
Consolidated obligations:
Bonds	28,238,899	29,879,460
Discount notes	11,993,572	14,651,793
Total consolidated obligations	40,232,471	44,531,253
Mandatorily redeemable capital stock	215,863	227,429
Accrued interest payable	128,966	110,782
Affordable Housing Program (AHP) payable	45,733	34,241
Derivative liabilities, net	949,735	905,304
Other liabilities	17,863	16,048
Total liabilities	42,275,959	46,479,303
Commitments and contingencies (Note 18)
CAPITAL
Capital stock – Class B – putable ($100 par value), 34,330 shares and 36,253 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	3,433,016	3,625,348
Retained earnings:
Unrestricted	484,574	375,158
Restricted	53,660	22,939
Total retained earnings	538,234	398,097
Accumulated other comprehensive loss	(504,674)	(534,411)
Total capital	3,466,576	3,489,034
Total Liabilities and Capital	$45,742,535	$49,968,337
_______________________________________
(a)   Fair values of held-to-maturity securities were $5,915,270 and $6,663,066 at September 30, 2012, and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Advances	$72,551	$80,163	$225,037	$249,670
Prepayment fees on advances, net	11,874	9,066	44,348	20,393
Securities purchased under agreements to resell	2,455	502	7,069	1,447
Federal funds sold	463	2,211	1,491	5,969
Trading securities	2,522	3,034	7,608	13,270
Available-for-sale securities	19,106	15,374	50,869	49,425
Held-to-maturity securities	35,057	42,647	111,445	123,476
Prepayment fees on investments	139	806	341	1,355
Mortgage loans held for portfolio	34,214	37,267	103,527	113,456
Other	2	1	3	2
Total interest income	178,383	191,071	551,738	578,463
INTEREST EXPENSE
Consolidated obligations - bonds	101,584	108,896	311,943	345,012
Consolidated obligations - discount notes	3,726	1,546	8,222	8,808
Deposits	11	42	42	244
Mandatorily redeemable capital stock	260	177	834	446
Other borrowings	1	—	2	3
Total interest expense	105,582	110,661	321,043	354,513
NET INTEREST INCOME	72,801	80,410	230,695	223,950
Reduction of provision for credit losses	(523)	—	(2,057)	(1,458)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	73,324	80,410	232,752	225,408
OTHER INCOME (LOSS)
Total other-than-temporary impairment losses on investment securities	(2,077)	(8,336)	(14,218)	(31,982)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	985	1,126	8,674	(41,606)
Net other-than-temporary impairment losses on investment securities, credit portion	(1,092)	(7,210)	(5,544)	(73,588)
Loss on early extinguishment of debt	(4,992)	—	(16,993)	—
Service fees	1,483	2,046	4,474	6,503
Net unrealized gains on trading securities	4,669	13,638	8,291	17,594
Net losses on derivatives and hedging activities	(2,086)	(17,474)	(8,509)	(23,527)
Realized net gain from sale of available-for-sale securities	—	—	—	12,801
Other	228	131	2,753	469
Total other loss	(1,790)	(8,869)	(15,528)	(59,748)
OTHER EXPENSE
Compensation and benefits	8,405	8,111	25,723	24,366
Other operating expenses	4,380	5,656	13,442	14,974
Federal Housing Finance Agency	1,073	1,162	3,472	3,622
Office of Finance	625	665	2,066	2,156
Other	556	388	1,753	3,987
Total other expense	15,039	15,982	46,456	49,105
INCOME BEFORE ASSESSMENTS	56,495	55,559	170,768	116,555
AHP	5,675	5,573	17,160	10,592
Resolution Funding Corporation (REFCorp)	—	—	—	11,078
Total assessments	5,675	5,573	17,160	21,670
NET INCOME	$50,820	$49,986	$153,608	$94,885

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$50,820	$49,986	$153,608	$94,885
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities
Net unrealized gains (losses)	17,525	(30,389)	15,643	(5,552)
Reclassification adjustment for realized gains included in net income	—	—	—	(12,801)
Total net unrealized gains (losses) on available-for-sale securities	17,525	(30,389)	15,643	(18,353)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities
Noncredit portion	(2,013)	(5,231)	(10,931)	(16,910)
Reclassification adjustment for noncredit portion of other-than-temporary impairment losses recognized as credit losses included in net income	1,028	4,105	2,257	58,516
Accretion of noncredit portion	17,838	35,288	56,131	125,197
Total net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	16,853	34,162	47,457	166,803
Net unrealized (losses) gains relating to hedging activities
Unrealized losses	(10,448)	(25,158)	(32,874)	(26,843)
Reclassification adjustment for previously deferred hedging gains and losses included in net income	4	4	11	11
Total net unrealized losses relating to hedging activities	(10,444)	(25,154)	(32,863)	(26,832)
Pension and postretirement benefits	(166)	(75)	(500)	(224)
Total other comprehensive income (loss)	23,768	(21,456)	29,737	121,394
Total comprehensive income	$74,588	$28,530	$183,345	$216,279

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2010	36,644	$3,664,425	$249,191	$—	$249,191	$(638,111)	$3,275,505
Proceeds from sale of capital stock	601	60,145					60,145
Shares reclassified to mandatorily redeemable capital stock	(1,408)	(140,821)					(140,821)
Comprehensive income			84,888	9,997	94,885	121,394	216,279
Cash dividends on capital stock			(7,980)		(7,980)		(7,980)
BALANCE, SEPTEMBER 30, 2011	35,837	$3,583,749	$326,099	$9,997	$336,096	$(516,717)	$3,403,128

BALANCE, DECEMBER 31, 2011	36,253	$3,625,348	$375,158	$22,939	$398,097	$(534,411)	$3,489,034
Proceeds from sale of capital stock	461	46,094					46,094
Repurchase of capital stock	(2,374)	(237,412)					(237,412)
Shares reclassified to mandatorily redeemable capital stock	(10)	(1,014)					(1,014)
Comprehensive income			122,887	30,721	153,608	29,737	183,345
Cash dividends on capital stock			(13,471)		(13,471)		(13,471)
BALANCE, SEPTEMBER 30, 2012	34,330	$3,433,016	$484,574	$53,660	$538,234	$(504,674)	$3,466,576

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$153,608	$94,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(13,299)	(2,779)
Reduction of provision for credit losses	(2,057)	(1,458)
Change in net fair-value adjustments on derivatives and hedging activities	85,822	62,316
Net other-than-temporary impairment losses on investment securities, credit portion	5,544	73,588
Loss on early extinguishment of debt	16,993	—
Realized net gain from sale of available-for-sale securities	—	(12,801)
Other adjustments	(312)	(400)
Net change in:
Market value of trading securities	(8,291)	(17,594)
Accrued interest receivable	20,567	34,883
Other assets	2,150	2,114
Accrued interest payable	18,181	1,929
Other liabilities	12,393	17,620
Total adjustments	137,691	157,418
Net cash provided by operating activities	291,299	252,303

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(84)	(74)
Securities purchased under agreements to resell	1,775,000	(1,325,000)
Federal funds sold	1,170,000	2,205,000
Premises, software, and equipment	(784)	(2,168)
Trading securities:
Net decrease in short-term	—	5,320,000
Proceeds from long-term	3,035	3,433
Available-for-sale securities:
Proceeds from long-term	1,128,619	2,510,471
Purchases of long-term	(1,615,479)	(492,011)
Held-to-maturity securities:
Proceeds from long-term	1,016,930	1,046,077
Purchases of long-term	—	(1,814,412)
Advances to members:
Proceeds	110,843,079	101,596,921
Disbursements	(109,610,045)	(98,566,753)
Mortgage loans held for portfolio:
Proceeds	610,854	459,510
Purchases	(947,759)	(352,182)
Proceeds from sale of foreclosed assets	7,904	8,721
Net cash provided by investing activities	4,381,270	10,597,533

FINANCING ACTIVITIES
Net change in deposits	12,079	4,686

Net payments on derivatives with a financing element	(27,101)	(29,768)
Net proceeds from issuance of consolidated obligations:
Discount notes	101,912,981	439,183,592
Bonds	7,879,848	11,234,003
Bonds transferred from other FHLBanks	130,276	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(104,572,190)	(447,033,139)
Bonds	(9,597,021)	(13,925,150)
Proceeds from issuance of capital stock	46,094	60,145
Payments for redemption of mandatorily redeemable capital stock	(12,580)	(3,469)
Payments for repurchase of capital stock	(237,412)	—
Cash dividends paid	(13,471)	(7,980)
Net cash used in financing activities	(4,478,497)	(10,517,080)
Net increase in cash and due from banks	194,072	332,756
Cash and due from banks at beginning of the year	112,094	6,151
Cash and due from banks at period end	$306,166	$338,907
Supplemental disclosures:
Interest paid	$357,257	$391,404
AHP payments	$4,313	$4,707
REFCorp assessments refunded, net	$—	$(2,512)
Noncash transfers of mortgage loans held for portfolio to real estate owned (REO)	$10,435	$8,533

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

Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair-value measurement and disclosure requirements. This guidance clarifies how fair-value accounting should be applied where its use is already required or permitted by other guidance within GAAP or IFRS. These amendments do not require additional fair-value measurements. This guidance generally represents clarifications to the application of existing fair-value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair-value measurements has changed. This guidance became effective for interim and annual periods beginning on January 1, 2012, and was applied prospectively. The adoption of this guidance resulted in additional interim and annual financial statement disclosures, but did not have a material effect on our financial condition, results of operations, or cash flows. See Note 17 — Fair Value for disclosures under this amended guidance.

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

Recently Issued Regulatory Guidance

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Federal Housing Finance Agency (the Finance Agency) issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for classifying certain assets other than investment securities, and prescribes the timing of asset charge-offs based on these classifications. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. The Federal Home Loan Banks (the FHLBanks or the FHLBank System) are currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore, we have not yet determined either when we will implement the guidance or its effect on our financial condition, results of operations, and cash flows.

Note 3 — Trading Securities

Major Security Types. Our trading securities as of September 30, 2012, and December 31, 2011, were (dollars in thousands):

	September 30, 2012	December 31, 2011
Mortgage-backed-securities (MBS)
United States (U.S.) government-guaranteed – residential	$17,496	$18,880
Government sponsored enterprises (GSEs) – residential	5,380	6,663
GSEs – commercial	256,544	248,621
Total	$279,420	$274,164

Net unrealized gains on trading securities for the nine months ended September 30, 2012 and 2011, amounted to $8.3 million and $17.6 million for securities held on September 30, 2012 and 2011, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Note 4 — Available-for-Sale Securities

Major Security Types. Our available-for-sale securities as of September 30, 2012, were (dollars in thousands):

		Amounts Recorded in Accumulated Other Comprehensive Loss
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Supranational institutions	$510,971	$—	$(37,555)	$473,416
Corporate bonds (2)	307,859	366	—	308,225
U.S. government-owned corporations	339,598	—	(45,998)	293,600
GSEs	2,132,594	33,577	(17,705)	2,148,466
	3,291,022	33,943	(101,258)	3,223,707
MBS
U.S. government guaranteed – residential	76,397	560	—	76,957
GSEs – residential	2,328,012	33,505	—	2,361,517
GSEs – commercial	101,582	333	—	101,915
	2,505,991	34,398	—	2,540,389
Total	$5,797,013	$68,341	$(101,258)	$5,764,096
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

As of September 30, 2012, the amortized cost of our available-for-sale securities included net premiums of $75.3 million. Of that amount, $57.5 million of net premiums related to non-MBS and $17.8 million of net premiums related to MBS. As of December 31, 2011, the amortized cost of our available-for-sale securities included net premiums of $77.2 million. Of that amount, $81.0 million of net premiums related to non-MBS and $3.8 million of net discounts related to MBS.

At September 30, 2012, and December 31, 2011, 22.0 percent and 25.4 percent, respectively, of our fixed-rate available-for-sale securities were swapped to a floating rate.

The following table summarizes our available-for-sale securities with unrealized losses as of September 30, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Supranational institutions	$—	$—	$473,416	$(37,555)	$473,416	$(37,555)
U.S. government-owned corporations	—	—	293,600	(45,998)	293,600	(45,998)
GSEs	—	—	124,026	(17,705)	124,026	(17,705)
Total temporarily impaired	$—	$—	$891,042	$(101,258)	$891,042	$(101,258)

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

Redemption Terms. The amortized cost and fair value of our available-for-sale securities by contractual maturity at September 30, 2012 and December 31, 2011, were (dollars in thousands):

	September 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,357,937	$1,367,719	$1,213,636	$1,217,440
Due after one year through five years	940,786	964,947	1,957,683	2,008,268
Due after five years through 10 years	—	—	—	—
Due after 10 years	992,299	891,041	983,553	875,111
	3,291,022	3,223,707	4,154,872	4,100,819
MBS (1)	2,505,991	2,540,389	1,173,887	1,179,380
Total	$5,797,013	$5,764,096	$5,328,759	$5,280,199
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

Sale of Available-for-Sale Securities. The following table shows the proceeds from sale and gross gains and losses realized on the sale of our available-for-sale securities (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sale of available-for-sale securities	$—	$—	$—	$2,127,944

Gross realized gains from sale of available-for-sale securities	$—	$—	$—	$14,415
Gross realized losses from sale of available-for-sale securities	—	—	—	(1,614)
Net realized gains from sale of available-for-sale securities	$—	$—	$—	$12,801

Note 5 — Held-to-Maturity Securities

Major Security Types. Our held-to-maturity securities as of September 30, 2012, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$14,666	$—	$14,666	$1,435	$—	$16,101
State or local housing-finance-agency obligations (HFA securities)	191,969	—	191,969	70	(28,402)	163,637
GSEs	69,676	—	69,676	1,857	—	71,533
	276,311	—	276,311	3,362	(28,402)	251,271
MBS
U.S. government guaranteed – residential	41,469	—	41,469	948	—	42,417
U.S. government guaranteed – commercial	463,211	—	463,211	9,021	—	472,232
GSEs – residential	2,523,565	—	2,523,565	84,931	(379)	2,608,117
GSEs – commercial	1,016,514	—	1,016,514	92,621	—	1,109,135
Private-label – residential	1,725,069	(402,366)	1,322,703	123,849	(47,017)	1,399,535
Private-label – commercial	10,335	—	10,335	419	—	10,754
Asset-backed securities (ABS) backed by home equity loans	26,361	(1,173)	25,188	509	(3,888)	21,809
	5,806,524	(403,539)	5,402,985	312,298	(51,284)	5,663,999
Total	$6,082,835	$(403,539)	$5,679,296	$315,660	$(79,686)	$5,915,270

Our held-to-maturity securities as of December 31, 2011, were (dollars in thousands):

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
U.S. agency obligations	$18,721	$—	$18,721	$1,697	$—	$20,418
HFA securities	202,438	—	202,438	61	(34,459)	168,040
GSEs	70,950	—	70,950	2,510	—	73,460
	292,109	—	292,109	4,268	(34,459)	261,918
MBS
U.S. government guaranteed – residential	50,912	—	50,912	934	—	51,846
U.S. government guaranteed – commercial	483,938	—	483,938	4,685	—	488,623
GSEs – residential	3,024,212	—	3,024,212	78,548	(1,105)	3,101,655
GSEs – commercial	1,247,688	—	1,247,688	86,252	—	1,333,940
Private-label – residential	1,969,237	(449,654)	1,519,583	18,789	(145,285)	1,393,087
Private-label – commercial	10,541	—	10,541	549	—	11,090
ABS backed by home equity loans	27,367	(1,342)	26,025	128	(5,246)	20,907
	6,813,895	(450,996)	6,362,899	189,885	(151,636)	6,401,148
Total	$7,106,004	$(450,996)	$6,655,008	$194,153	$(186,095)	$6,663,066

As of September 30, 2012, the amortized cost of our held-to-maturity securities included net discounts of $507.8 million. Of that amount, net premiums of $2.4 million related to non-MBS and net discounts of $510.1 million related to MBS. As of December 31, 2011, the amortized cost of our held-to-maturity securities included net discounts of $536.4 million. Of that amount, net premiums of $3.6 million related to non-MBS and net discounts of $540.0 million related to MBS.

The following table summarizes our held-to-maturity securities with unrealized losses as of September 30, 2012, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$334	$(1)	$153,689	$(28,401)	$154,023	$(28,402)

MBS
GSEs – residential	30,146	(46)	65,930	(333)	96,076	(379)
Private-label – residential	—	—	1,364,825	(330,538)	1,364,825	(330,538)
ABS backed by home equity loans	—	—	21,118	(4,593)	21,118	(4,593)
	30,146	(46)	1,451,873	(335,464)	1,482,019	(335,510)
Total	$30,480	$(47)	$1,605,562	$(363,865)	$1,636,042	$(363,912)

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

Redemption Terms. The amortized cost and fair value of our held-to-maturity securities by contractual maturity at September 30, 2012, and December 31, 2011, are shown below (dollars in thousands). Expected maturities of some securities and MBS may differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay their obligations with or without call or prepayment fees.

	September 30, 2012			December 31, 2011
Year of Maturity	Amortized Cost	Carrying Value (1)	Fair Value	Amortized Cost	Carrying Value (1)	Fair Value
Due in one year or less	$—	$—	$—	$1,360	$1,360	$1,369
Due after one year through five years	70,010	70,010	71,868	71,370	71,370	73,878
Due after five years through 10 years	34,351	34,351	35,436	38,405	38,405	39,733
Due after 10 years	171,950	171,950	143,967	180,974	180,974	146,938
	276,311	276,311	251,271	292,109	292,109	261,918
MBS (2)	5,806,524	5,402,985	5,663,999	6,813,895	6,362,899	6,401,148
Total	$6,082,835	$5,679,296	$5,915,270	$7,106,004	$6,655,008	$6,663,066
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

Available-for-Sale Securities

As a result of these evaluations, we determined that none of our available-for-sale securities were other-than-temporarily impaired at September 30, 2012. At September 30, 2012, we held certain available-for-sale securities in an unrealized loss position. These unrealized losses reflect the impact of normal yield and spread fluctuations attendant with security markets. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale securities in an unrealized loss position and neither intend to sell these securities nor is it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Additionally, there have been no shortfalls of principal or interest on any available-for-sale security. Regarding securities that were in an unrealized loss position as of September 30, 2012:

•
Debentures issued by a supranational institution that were in an unrealized loss position as of September 30, 2012, are expected to return contractual principal and interest, based on our review and analysis of independent third-party credit reports on the supranational institution, and such supranational institution is rated triple-A (or equivalent) by each of the nationally recognized statistical rating organizations (NRSROs).

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

Held-to-Maturity Securities

HFA Securities. We have reviewed our investments in HFA securities and have determined that unrealized losses reflect the impact of normal market yield and spread fluctuations and illiquidity in the credit markets. We have determined that all unrealized losses are temporary given the creditworthiness of the issuers and the underlying collateral, including an assessment of past payment history (no shortfalls of principal or interest), property vacancy rates, debt service ratios, over-collateralization and other credit enhancement, and third-party bond insurance as applicable. As of September 30, 2012, none of our held-to-maturity investments in HFA securities were rated below investment grade by an NRSRO. Because the decline in market value is attributable to changes in interest rates and credit spreads and illiquidity in the credit markets and not to a significant deterioration in the fundamental credit quality of these obligations, and because we do not intend to sell the investments nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

Agency MBS. For MBS issued by Fannie Mae and Freddie Mac, which we sometimes refer to as agency MBS in this report, we determined that the strength of the issuers' guarantees through direct obligation or support from the U.S. government is sufficient to protect us from losses based on current expectations. Additionally, there have been no shortfalls of principal or interest on any such security. As a result, we have determined that, as of September 30, 2012, all of the gross unrealized losses on such MBS are temporary. We do not believe that the declines in market value of these securities are attributable to credit quality, and because we do not intend to sell the investments, nor is it more likely than not that we will be required to sell the investments before recovery of the amortized cost basis, we do not consider any of these investments to be other-than-temporarily impaired at September 30, 2012.

Private-Label Residential MBS and ABS Backed by Home Equity Loans. To ensure consistency in determination of the other-than-temporary impairment for private-label residential MBS and certain home equity loan investments (including home equity ABS) among all FHLBanks, the FHLBanks enhanced their overall other-than-temporary impairment process in 2009 by implementing a FHLBank Systemwide governance committee (the OTTI Governance Committee) and establishing a formal process to ensure consistency in key other-than-temporary impairment modeling assumptions used for purposes of their cash-flow analyses for the majority of these securities. We use the FHLBanks' common framework and approved assumptions for purposes of our other-than-temporary impairment cash-flow analyses of our private-label residential MBS and certain home equity loan investments. For certain private-label residential MBS and home equity loan investments where underlying collateral data is not available, we have used alternative procedures to assess these securities for other-than-temporary impairment. We are responsible for making our own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and for performing the required present value calculations using appropriate historical cost bases and yields.

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

	September 30, 2012
	Number of Securities	Par Value	Amortized Cost	Carrying Value	Fair Value
FHLBank of San Francisco	166	$2,166,292	$1,673,141	$1,283,775	$1,357,009
FHLBank of Chicago	16	22,728	22,095	21,014	18,319
Our own cash-flow projections	12	65,071	52,846	39,754	42,573

To assess whether the entire amortized cost basis of private-label residential MBS will be recovered, cash-flow analyses for each of our private-label residential MBS were performed. These analyses use two third-party models.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying our securities, in conjunction with assumptions about current home prices and future changes in home prices and interest rates, producing monthly projections of prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing-price changes for the relevant states and core-based statistical areas (CBSAs), based on an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one core urban area with a population of 10,000 or more people, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties. Our housing-price forecast as of September 30, 2012, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 4.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1.0 percent to 2.0 percent over the three-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase as follows:

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

We do not intend to sell these securities and believe it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. We recorded other-than-temporary impairment credit losses of $1.1 million for the three months ended September 30, 2012. For held-to-maturity securities, the noncredit portion of an other-than-temporary impairment charge that is recognized in other comprehensive income is accreted from accumulated other comprehensive loss to the carrying value of the security over the remaining life of the security in a prospective manner based on the amount and timing of estimated cash flows. This accretion continues until the security is sold or matures, or an additional other-than-temporary impairment charge is recorded in earnings, which could result in a reclassification adjustment and the establishment of a new amount to be accreted. For the three months ended September 30, 2012, we accreted $17.8 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of held-to-maturity securities. For certain other-than-temporarily impaired securities that were previously impaired and have subsequently incurred additional credit losses during the three months ended September 30, 2012, the additional credit losses, up to the amount in accumulated other comprehensive loss, were reclassified out of noncredit-related losses in accumulated other comprehensive loss and charged to earnings. This amount was $1.0 million for the three months ended September 30, 2012.

For those securities for which an other-than-temporary impairment was determined to have occurred during the three months ended September 30, 2012 (that is, a determination was made that less than the entire amortized cost basis is expected to be recovered), the following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs used to measure the amount of the credit loss recognized in earnings, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other credit enhancement, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown (dollars in thousands). We note that we have instituted litigation in relation to certain of the private-label MBS in which we invested. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities. It is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance (as per the following tables in this Note 6, for example) as disclosed by those securities' issuance documents, as well as other statements made by or on behalf of the issuers about the securities, are inaccurate.

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (1)
2004 and prior	$1,411	6.3%	6.3%	30.0%	30.0%	47.7%	47.7%	19.1%	19.1%

Alt-A (1)
2007	$11,310	2.8%	2.8%	74.8%	74.8%	50.8%	50.8%	36.4%	36.4%
2006	153,662	4.0	2.8 - 6.5	69.4	52.1 - 79.6	53.1	50.8 - 55.7	21.2	0.0 - 35.5
2005	34,117	5.7	5.7	54.3	54.3	55.3	55.3	—	—
Total Alt-A	$199,089	4.3%	2.8 - 6.5	67.1%	52.1 - 79.6	53.4%	50.8 - 55.7	18.4%	0.0 - 36.4
_______________________
(1)         Securities are classified in the table above based upon the current performance characteristics of the underlying loan pool and therefore the manner in which the loan pool backing the security has been modeled (as prime, Alt-A, or subprime), rather than their classification of the security at the time of issuance.

We own certain private-label MBS that are insured by third-party bond insurers (monoline insurers). Together with the other FHLBanks, we have performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers' ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims-paying resources and anticipated claims in the future. This assumption is referred to as the “burnout period” and is expressed in months. Of the five monoline insurers, the financial guarantee from Assured Guaranty Municipal Corp. is considered sufficient to cover all future claims and, therefore, the burnout analysis is not applicable as discussed above. Conversely, the burnout period for three monoline insurers, Syncora Guarantee Inc., Financial Guaranty Insurance Corp., and Ambac Assurance Corp., is not considered applicable due to regulatory intervention that has generally suspended all claims payments to effectively zero. One of these insurers, Ambac Assurance Corp., has recently received permission from a Wisconsin Circuit Court to start paying 25 percent of policy claims in cash that have arisen since Ambac ceased paying claims in March 2010 at the direction of the Wisconsin Commissioner of Insurance. While these cash payments commenced in the third quarter of 2012, uncertainty surrounding other aspects of the company's rehabilitation plan is currently preventing us from including these payments in our cash flow modeling. For the remaining monoline insurer, MBIA Insurance Corp., the burnout period as of September 30, 2012, is three months, ending December 31, 2012. None of our securities that are guaranteed by MBIA Insurance Corp. were determined to have an other-than-temporary impairment credit loss at September 30, 2012.

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized in the three months ending September 30, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	September 30, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$1,411	$1,411	$1,040	$1,040
Private-label residential MBS – Alt-A	199,089	145,328	103,488	114,646
Total other-than-temporarily impaired securities	$200,500	$146,739	$104,528	$115,686

The following table sets forth our securities for which other-than-temporary impairment credit losses were recognized during the life of the security through September 30, 2012 (dollars in thousands). Securities are classified in the table below based on their classifications at the time of issuance.

	September 30, 2012
Other-Than-Temporarily Impaired Investment	Par Value	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS – Prime	$73,848	$63,484	$47,198	$55,612
Private-label residential MBS – Alt-A	1,814,813	1,320,029	933,949	1,045,635
ABS backed by home equity loans – Subprime	5,685	5,040	3,867	4,376
Total other-than-temporarily impaired securities	$1,894,346	$1,388,553	$985,014	$1,105,623

The following table sets forth other-than-temporary impairment credit losses that were recognized for the three and nine months ended September 30, 2012, by investment classification (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance.

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
Other-Than-Temporarily Impaired Investment	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Other-Than-Temporary Impairment Losses on Investment Securities, Credit Portion
Private-label residential MBS – Prime	$(371)	$371	$—	$(371)	$371	$—
Private-label residential MBS – Alt-A	(1,706)	614	(1,092)	(13,847)	8,306	(5,541)
ABS backed by home equity loans – Subprime	—	—	—	—	(3)	(3)
Total other-than-temporarily impaired securities	$(2,077)	$985	$(1,092)	$(14,218)	$8,674	$(5,544)

The following table presents a roll-forward of the amounts related to credit losses recognized into earnings. The roll-forward is the amount of credit losses on investment securities on which we recognized a portion of other-than-temporary impairment charges into accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$520,654	$562,358	$544,833	$523,881
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	—	—	46
Additional credit losses for which an other-than-temporary impairment charge was previously recognized(1)	1,092	7,210	5,544	73,542
Reductions:
Securities matured during the period	(8,065)	(15,889)	(32,697)	(42,089)
Increase in cash flows expected to be collected which are recognized over the remaining life of the security	(2,609)	(731)	(6,608)	(2,432)
Balance at end of period	$511,072	$552,948	$511,072	$552,948
_______________________

(1)
For the three months ended September 30, 2012, and 2011, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to all securities that were also previously impaired prior to July 1, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, additional credit losses for which an other-than-temporary impairment charge was previously recognized relate to all securities that were also previously impaired prior to January 1, 2012 and 2011.

The following table presents a roll-forward of the amounts related to the net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities included in accumulated other comprehensive loss (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$(420,392)	$(488,887)	$(450,996)	$(621,528)
Amounts reclassified (to) from accumulated other comprehensive loss:
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(2,013)	(5,231)	(10,931)	(16,910)
Reclassification adjustment of noncredit component of impairment losses included in net income relating to held-to-maturity securities	1,028	4,105	2,257	58,516
Net amount of impairment losses reclassified (to) from accumulated other comprehensive loss	(985)	(1,126)	(8,674)	41,606
Accretion of noncredit portion of impairment losses on held-to-maturity securities	17,838	35,288	56,131	125,197
Balance at end of period	$(403,539)	$(454,725)	$(403,539)	$(454,725)

Note 7 — Advances

General Terms. At September 30, 2012 and December 31, 2011, we had advances outstanding with interest rates ranging from (0.03) percent to 8.37 percent and 0.00 percent to 8.37 percent, respectively, as summarized below (dollars in thousands). Advances with negative interest rates contain embedded interest rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest rate features.

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$13,013	0.54%	$7,683	0.45%
Due in one year or less	11,087,724	0.88	8,266,384	1.15
Due after one year through two years	2,209,838	2.75	5,563,728	1.98
Due after two years through three years	2,341,603	2.71	2,721,354	2.88
Due after three years through four years	2,003,841	2.72	1,997,587	2.96
Due after four years through five years	3,094,195	3.01	2,151,231	2.90
Thereafter	2,594,097	3.23	3,873,205	3.71
Total par value	23,344,311	1.94%	24,581,172	2.23%
Premiums	50,035		37,378
Discounts	(22,965)		(23,748)
Market value of embedded derivatives (1)	1,008		—
Hedging adjustments	543,298		600,096
Total	$23,915,687		$25,194,898
_________________________
(1) At September 30, 2012, the Bank had certain advances with embedded features that met the requirements to be separated from the host contract and designate the embedded features as a stand-alone derivative.

We offer putable advances that provide us with the right to put the fixed-rate advance to the borrower (and thereby extinguish the advance) on predetermined exercise dates (put dates), and offer, subject to certain conditions, replacement funding at then-current advances rates. Generally, we would exercise the put options when interest rates increase. At September 30, 2012, and December 31, 2011, we had putable advances outstanding totaling $3.6 billion and $4.7 billion, respectively.

The following table sets forth our advances outstanding by the year of contractual maturity or next put date for putable advances (dollars in thousands):

	September 30, 2012		December 31, 2011
Year of Contractual Maturity or Next Put Date	Par Value	Percentage of Total	Par Value	Percentage of Total
Overdrawn demand-deposit accounts	$13,013	0.1%	$7,683	0.0%
Due in one year or less	14,311,649	61.3	12,244,459	49.8
Due after one year through two years	1,848,588	7.9	4,975,328	20.2
Due after two years through three years	2,065,353	8.8	2,231,354	9.1
Due after three years through four years	1,707,941	7.3	1,797,337	7.3
Due after four years through five years	1,541,670	6.6	1,713,831	7.0
Thereafter	1,856,097	8.0	1,611,180	6.6
Total par value	$23,344,311	100.0%	$24,581,172	100.0%

We also offer callable advances that provide borrowers with the right to call, on predetermined option exercise dates, the advance prior to maturity without incurring prepayment or termination fees (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, noncallable, fixed-rate advance. If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee (a prepayment fee) that makes us financially indifferent to the prepayment of the advance. At September 30, 2012, and December 31, 2011, we had callable advances outstanding totaling $32.5 million and $2.5 million, respectively.

Interest-Rate-Payment Terms. The following table details interest-rate-payment types for our outstanding advances (dollars in thousands):

Par value of advances	September 30, 2012	December 31, 2011
Fixed-rate	$19,272,798	$20,096,489
Variable-rate	4,071,513	4,484,683
Total par value	$23,344,311	$24,581,172

At September 30, 2012, 32.8 percent of our fixed-rate advances were swapped to a floating rate and 3.7 percent of our variable-rate advances were swapped to a different variable-rate index. At December 31, 2011, 39.0 percent of our fixed-rate advances were swapped to a floating rate and 0.5 percent of our variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms.

Our potential credit risk from advances is principally concentrated in commercial banks, insurance companies, savings institutions, and credit unions. At September 30, 2012, and December 31, 2011, we had $5.0 billion and $7.4 billion, respectively, of advances issued to members with at least $1.0 billion of advances outstanding. These advances were made to two borrowers at September 30, 2012, and three borrowers at December 31, 2011, representing 21.3 percent and 30.0 percent, respectively, of total par value of outstanding advances.

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

Prepayment Fees. We record prepayment fees received from borrowers on prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, under certain advances products the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment fee provision are hedged with derivatives containing offsetting terms, so that we are financially indifferent to the borrower's decision to prepay such advances. The net amount of prepayment fees is reflected as interest income in the statement of operations.

For the three and nine months ended September 30, 2012 and 2011, net advance prepayment fees recognized in income are reflected in the following table (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Prepayment fees received from borrowers	$23,247	$49,976	$91,471	$68,641
Less: hedging fair-value adjustments on prepaid advances	(11,125)	(45,848)	(50,270)	(52,822)
Less: net premiums associated with prepaid advances	(1,433)	(1,218)	(1,770)	(1,781)
Less: deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	(2,893)	(1,084)	(4,580)	(2,461)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	4,078	7,240	9,497	8,816
Net prepayment fees recognized in income	$11,874	$9,066	$44,348	$20,393

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

The following table presents certain characteristics of the mortgage loans in which we have invested (dollars in thousands):

	September 30, 2012	December 31, 2011
Real estate
Fixed-rate 15-year single-family mortgages	$681,720	$646,539
Fixed-rate 20- and 30-year single-family mortgages	2,700,404	2,439,475
Premiums	55,931	35,420
Discounts	(4,415)	(5,708)
Deferred derivative gains and losses, net	3,408	1,297
Total mortgage loans held for portfolio	3,437,048	3,117,023
Less: allowance for credit losses	(5,514)	(7,800)
Total mortgage loans, net of allowance for credit losses	$3,431,534	$3,109,223

The following table details the par value of mortgage loans held for portfolio (dollars in thousands):

	September 30, 2012	December 31, 2011
Conventional mortgage loans	$2,982,391	$2,777,100
Government mortgage loans	399,733	308,914
Total par value	$3,382,124	$3,086,014

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
Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that is needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of portfolio segments identified above is needed as we assessed and measured the credit risk arising from these financing receivables at the portfolio segment level.
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
We are provided an additional safeguard for our security interests by Section 10(e) of the FHLBank Act, which generally affords any security interest granted by a borrower to the Bank priority over the claims and rights of any other party. The exceptions to this prioritization are limited to claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with higher priority perfected security interests. However, the priority granted to our security interests under Section 10(e) of the FHLBank Act may not apply when lending to insurance company members. This is due to the anti-preemption provision contained in the McCarran-Ferguson Act, which provides that federal law does not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us. However, we perfect our security interests in the collateral pledged by our members, including insurance company members, by filing UCC-1 financing statements, taking possession or control of such collateral, or taking other appropriate steps.
Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At September 30, 2012, and December 31, 2011, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit. The estimated value of the collateral required to secure each borrower's obligations is calculated by applying collateral discounts or haircuts.
We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2012, and December 31, 2011, we did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the nine months ended September 30, 2012, and September 30, 2011.
Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products at September 30, 2012, and December 31, 2011. At September 30, 2012, and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance-sheet credit exposures was recorded. See Note 18 — Commitments and Contingencies for additional information on our off-balance-sheet credit exposure.
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
The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on such loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on our assessment of our servicers for these loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2012, and December 31, 2011. In addition, these mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.
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
Roll-Forward of Allowance for Credit Losses on Mortgage Loans. The following table presents a roll-forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2012, and 2011, as well as the recorded investment in mortgage loans by impairment methodology at September 30, 2012, and September 30, 2011 (dollars in thousands). The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for credit losses
Balance at beginning of period	$6,114	$7,181	$7,800	$8,653
Charge-offs	(77)	—	(229)	(14)
Reduction of provision for credit losses	(523)	—	(2,057)	(1,458)
Balance at end of period	$5,514	$7,181	$5,514	$7,181
Ending balance, individually evaluated for impairment	$—	$—	$—	$—
Ending balance, collectively evaluated for impairment	$5,514	$7,181	$5,514	$7,181
Recorded investment, end of period (1)
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	$3,043,457	$2,832,696	$3,043,457	$2,832,696
_________________________

(1)	This amount excludes government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed above under — Government Mortgage Loans Held for Portfolio.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below set forth certain key credit quality indicators for our investments in mortgage loans at September 30, 2012, and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$38,867	$15,481	$54,348
Past due 60-89 days delinquent	12,907	3,746	16,653
Past due 90 days or more delinquent	51,240	24,754	75,994
Total past due	103,014	43,981	146,995
Total current loans	2,940,443	367,540	3,307,983
Total mortgage loans	$3,043,457	$411,521	$3,454,978
Other delinquency statistics
In process of foreclosure, included above (1)	$22,784	$11,326	$34,110
Serious delinquency rate (2)	1.70%	6.02%	2.21%
Past due 90 days or more still accruing interest	$—	$24,754	$24,754
Loans on nonaccrual status (3)	$51,240	$—	$51,240
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	December 31, 2011
	Recorded Investment in Conventional Mortgage Loans	Recorded Investment in Government Mortgage Loans	Total
Past due 30-59 days delinquent	$41,311	$15,477	$56,788
Past due 60-89 days delinquent	11,656	5,973	17,629
Past due 90 days or more delinquent	55,876	24,925	80,801
Total past due	108,843	46,375	155,218
Total current loans	2,710,526	269,101	2,979,627
Total mortgage loans	$2,819,369	$315,476	$3,134,845
Other delinquency statistics
In process of foreclosure, included above (1)	$32,344	$7,413	$39,757
Serious delinquency rate (2)	1.99%	7.90%	2.59%
Past due 90 days or more still accruing interest	$—	$24,925	$24,925
Loans on nonaccrual status (3)	$55,876	$—	$55,876
_______________________

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)	Includes conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

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
The conventional mortgage loans are required to be credit enhanced so that the risk of loss is limited to the losses equivalent to an investor in a double-A rated MBS at the time of purchase. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a model from an NRSRO to determine the amount of credit enhancement. This credit-enhancement amount is broken into a first-loss account and a credit-enhancement obligation of a participating financial institution, which is calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a double-A rated MBS and our initial first-loss account exposure.

The first-loss account represents the first layer or portion of credit losses which we incur with respect to our investments in mortgage loans after considering the borrower's equity and primary mortgage insurance. The participating financial institution is required to cover the next layer of losses up to an agreed-upon credit-enhancement obligation amount, which may consist of a direct liability of the participating financial institution to pay credit losses up to a specified amount, a contractual obligation of a participating financial institution to provide supplemental mortgage insurance, or a combination of both. We absorb any remaining unallocated losses.

The aggregate amount of the first-loss account is documented and tracked but is neither recorded nor reported as an allowance for loan losses in our financial statements. As credit and special hazard losses are realized that are not covered by the liquidation value of the real property or primary mortgage insurance, they are first charged to us, with a corresponding reduction of the first-loss account for that master commitment up to the amount in the first-loss account at that time. Over time, the first-loss account may cover the expected credit losses on a master commitment, although losses that are greater than expected or that occur early in the life of a master commitment could exceed the amount in the first-loss account. In that case, the excess losses would be charged to the participating financial institution's credit-enhancement amount, then to us after the participating financial institution's credit-enhancement amount has been exhausted.

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at September 30, 2012, and December 31, 2011, the amount of first-loss account remaining for losses attributable to us was $20.8 million and $23.8 million, respectively.

Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. For certain MPF products, our losses incurred under the first-loss account can be mitigated by withholding future performance credit-enhancement fees that would otherwise be payable to the participating financial institutions. We record credit-enhancement fees paid to participating financial institutions as a reduction to mortgage-loan-interest income. We incurred credit-enhancement fees of $782,000 and $762,000 for the three months ended September 30, 2012, and 2011, respectively. For both the nine months ended September 30, 2012, and 2011, we incurred credit-enhancement fees of $2.3 million .

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

	September 30, 2012	December 31, 2011
Total estimated losses	$10,077	$10,274
Less: estimated losses in excess of the first-loss account, to be absorbed by participating financial institutions	(3,879)	(1,622)
Less: estimated performance-based credit-enhancement fees available for recapture	(684)	(852)
Net allowance for credit losses	$5,514	$7,800
Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise.
Our program under MPF for mortgage loan troubled debt restructurings primarily involves modifying the borrower's monthly payment for a period of up to 36 months to achieve a housing expense ratio of no more than 31 percent of their qualifying monthly income. The outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced for the temporary modification period of up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the desired 31 percent housing expense ratio is met.
During the three months ended September 30, 2012, we had four troubled debt restructurings. The recorded investment in the troubled debt restructurings pre-modification and post-modification was $734,000 and $715,000, respectively as of the modification date. During the nine months ended September 30, 2012, we had ten troubled debt restructurings. The recorded investment in the troubled debt restructurings for the pre-modification and post-modification was $2.0 million and $1.9 million as of the modification date.
As of September 30, 2012, and December 31, 2011, we had mortgage loans with a recorded investment of $2.3 million and $446,000, respectively that are considered a troubled debt restructuring. As of September 30, 2012, and 2011, our troubled debt restructurings were performing and have not re-defaulted.
REO. At each of September 30, 2012, and December 31, 2011, we had $7.9 million and $6.3 million, respectively in assets classified as REO. During the nine months ended September 30, 2012, and 2011, we sold REO assets with a recorded carrying value of $8.2 million and $7.5 million, respectively. Upon the sale of these properties, and inclusive of any proceeds received from primary mortgage-insurance coverage, we recognized net gains totaling $308,000 and $400,000 on the sale of REO assets during the nine months ended September 30, 2012, and 2011 respectively. Gains and losses on the sale of REO assets are recorded in other income.
Federal Funds Sold and Securities Purchased Under Agreements to Resell.
These investments are all short-term (less than three months). We invest in federal funds sold with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds sold as of September 30, 2012, and December 31, 2011, were repaid according to their contractual terms.
Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or we will decrease the dollar value of the resale agreement accordingly. If we determine that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities purchased under agreements to resell at September 30, 2012, and December 31, 2011.

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

Accounting for Fair-Value or Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-flow hedge accounting and the offsetting changes in fair value of the hedged items are recorded either in earnings in the case of fair-value hedges or accumulated other comprehensive loss in the case of cash-flow hedges. Our approaches to hedge accounting are:

•
long-haul hedge accounting, which generally requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods; and

•
short-cut hedge accounting, which can be used for transactions for which the assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships that use the short-cut method, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation (CO) that settles within the shortest period of time possible for the type of instrument based on market-settlement conventions. In such circumstances, although the advance or CO will not be recognized in the financial statements until settlement date, the hedge meets the criteria for applying the short-cut method, provided all other short-cut criteria are also met. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Accrued Interest Receivable and Payable. The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, deposits, or other financial instruments. The differential between accrual of interest receivable and payable on economic hedges is recognized in other income (loss), along with changes in fair value of these derivatives, as net (losses) gains on derivatives and hedging activities.

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

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statement of condition at its fair value and cease to adjust the hedged asset or liability for changes in fair value, and begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, deposit, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At September 30, 2012, the Bank had certain advances with embedded features that met the requirement to be separated from the host contract and designate the embedded features as a stand-alone derivative. The value of the embedded derivatives is included in total advances on the Statement of Condition. See Note 7 — Advances for the fair value of the embedded derivatives. The Bank did not have any advances with embedded features that met the requirements to separate the embedded feature from the host contract and designate the embedded feature as a stand-alone derivative as of December 31, 2011.

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

The following table presents the fair value of derivative instruments as of September 30, 2012 (dollars in thousands):

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$14,840,400	$115,475	$(964,100)
Interest-rate futures / forwards	1,250,000	—	(64,855)
Total derivatives designated as hedging instruments	16,090,400	115,475	(1,028,955)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,165,250	537	(35,932)
Interest-rate caps or floors	300,000	42	—
Mortgage-delivery commitments (1)	41,506	85	(128)
Total derivatives not designated as hedging instruments	1,506,756	664	(36,060)
Total notional amount of derivatives	$17,597,156
Total derivatives before netting and collateral adjustments		116,139	(1,065,015)
Netting adjustments (2)		(115,280)	115,280
Cash collateral received from counterparties, including accrued interest		(330)	—
Derivative assets and derivative liabilities		$529	$(949,735)
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

Net (losses) gains on derivatives and hedging activities recorded in Other Income (Loss) for the three and nine months ended September 30, 2012, and 2011, were as follows (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives and hedged items in fair-value hedging relationships:
Interest-rate swaps	$597	$445	$255	$1,846
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(3,243)	(17,952)	(10,105)	(24,674)
Interest-rate caps or floors	(207)	(1,147)	(745)	(2,298)
Mortgage-delivery commitments	767	1,180	2,086	1,599
Total net losses related to derivatives not designated as hedging instruments	(2,683)	(17,919)	(8,764)	(25,373)
Net losses on derivatives and hedging activities	$(2,086)	$(17,474)	$(8,509)	$(23,527)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedge relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2012, and 2011 (dollars in thousands):

	For the Three Months Ended September 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$1,375	$(1,116)	$259	$(45,869)
Investments	7,645	(7,183)	462	(10,256)
Deposits	(293)	293	—	385
COs – bonds	(6,947)	6,823	(124)	21,003
	$1,780	$(1,183)	$597	$(34,737)

	For the Three Months Ended September 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(68,999)	$68,954	$(45)	$(68,212)
Investments	(146,239)	145,812	(427)	(11,751)
Deposits	(23)	23	—	396
COs – bonds	28,819	(27,902)	917	37,594
	$(186,442)	$186,887	$445	$(41,973)
_______________________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

	For the Nine Months Ended September 30, 2012
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$55,505	$(56,798)	$(1,293)	$(149,548)
Investments	(5,066)	6,321	1,255	(30,626)
Deposits	(908)	908	—	1,151
COs – bonds	(109,114)	109,407	293	68,893
	$(59,583)	$59,838	$255	$(110,130)

	For the Nine Months Ended September 30, 2011
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair-Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Hedged Item:
Advances	$(20,049)	$20,472	$423	$(218,021)
Investments	(145,876)	146,158	282	(35,973)
Deposits	(381)	381	—	1,183
COs – bonds	29,952	(28,811)	1,141	122,699
	$(136,354)	$138,200	$1,846	$(130,112)
______________
(1)  The net interest on derivatives in fair-value hedge relationships is presented in the interest income or interest expense of the respective hedged item in the statement of operations.

The loss recognized in other comprehensive income for hedged items in cash-flow hedging relationships was $10.4 million and $25.2 million for the three months ended September 30, 2012, and 2011, respectively.

The loss recognized in other comprehensive income for hedged items in cash-flow hedging relationships was $32.9 million and $26.8 million for the nine months ended September 30, 2012, and 2011, respectively.

For the nine months ended September 30, 2012, there were no reclassifications from accumulated other comprehensive loss into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

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

	September 30, 2012	December 31, 2011
Total net exposure at fair value(1)	$859	$36,567
Less: cash collateral received from counterparties, including accrued interest	(330)	(20,046)
Net exposure after cash collateral	$529	$16,521
_______________________
(1)  Includes net accrued interest receivable of $1.7 million and $988,000 at September 30, 2012, and December 31, 2011, respectively.

Certain of our master-netting agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit ratings. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on derivative instruments in a net liability position. In the event of a split among such credit ratings, the lower ratings govern. The aggregate fair value of all derivative instruments with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2012, was $949.6 million for which we had delivered collateral with a post-haircut value of $800.9 million in accordance with the terms of the master-netting agreements. The following table sets forth the post-haircut value of incremental collateral that certain swap counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2012 (dollars in thousands).

Post-haircut Value of Incremental Collateral to be Delivered as of September 30, 2012

Ratings Downgrade (1)
From	To	Incremental Collateral(2)
AA+	AA or AA-	$39,664
AA-	A+, A or A-	79,106
A-	below A-	14,000
_______________________

(1)	Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's and they represent the lower of our S&P and Moody's ratings.
(2) Additional collateral of $15.9 million could be called by counterparties as of September 30, 2012, at our current credit rating of AA+ (based on the lower of our credit ratings from S&P and Moody's) and is not included in the table.

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

Deposits at September 30, 2012, and December 31, 2011, include hedging adjustments of $3.1 million and $4.0 million, respectively.

The following table details interest-bearing and non-interest-bearing deposits (dollars in thousands):

	September 30, 2012	December 31, 2011
Interest bearing
Demand and overnight	$623,302	$600,155
Term	21,894	22,401
Other	3,585	4,571
Non-interest bearing
Other	36,547	27,119
Total deposits	$685,328	$654,246

The aggregate amount of time deposits with a denomination of $100,000 or more was $20.0 million as of September 30, 2012, and December 31, 2011.

Note 12 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. CO bonds are issued primarily to raise intermediate- and long-term funds and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds and have original maturities of up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

The following table sets forth the outstanding CO bonds for which we were primarily liable at September 30, 2012, and December 31, 2011, by year of contractual maturity (dollars in thousands):

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)

Due in one year or less	$10,501,520	1.60%	$12,825,580	1.27%
Due after one year through two years	6,133,520	1.49	7,196,250	2.04
Due after two years through three years	2,697,160	2.25	2,776,845	2.42
Due after three years through four years	2,771,570	2.48	1,964,000	3.20
Due after four years through five years	2,350,255	2.03	1,832,350	2.34
Thereafter	3,474,230	3.10	2,938,350	3.90
Total par value	27,928,255	1.95%	29,533,375	2.03%
Premiums	248,542		179,113
Discounts	(25,296)		(29,833)
Hedging adjustments	87,398		196,805
	$28,238,899		$29,879,460
_______________________
(1)          The CO bonds' weighted-average rate excludes concession fees.

Our CO bonds outstanding at September 30, 2012, and December 31, 2011, included (dollars in thousands):

	September 30, 2012	December 31, 2011
Par value of CO bonds
Noncallable and non-putable	$26,195,255	$26,535,375
Callable	1,733,000	2,998,000
Total par value	$27,928,255	$29,533,375

The following is a summary of the CO Bonds for which we are primarily liable at September 30, 2012, and December 31, 2011, by year of contractual maturity or next call date for callable CO bonds (dollars in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2012	December 31, 2011
Due in one year or less	$12,041,520	$14,425,580
Due after one year through two years	6,196,520	7,234,250
Due after two years through three years	2,627,160	2,531,845
Due after three years through four years	2,786,570	1,849,000
Due after four years through five years	2,300,255	1,387,350
Thereafter	1,976,230	2,105,350
Total par value	$27,928,255	$29,533,375

The following table sets forth the CO bonds for which we were primarily liable by interest-rate-payment type at September 30, 2012, and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Par value of CO bonds
Fixed-rate	$22,803,255	$25,473,375
Simple variable-rate	4,760,000	3,350,000
Step-up	365,000	710,000
Total par value	$27,928,255	$29,533,375

At September 30, 2012, and December 31, 2011, 33.5 percent and 42.5 percent, respectively, of our fixed-rate CO bonds were swapped to a floating rate. At September 30, 2012, 11.6 percent of our variable-rate bonds were swapped to a different variable-rate index. We did not have any swapped variable rate bonds at December 31, 2011.

COs – Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2012	$11,993,572	$11,995,000	0.12%
December 31, 2011	$14,651,793	$14,652,040	0.01%
_______________________
(1)          The CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 13 — Affordable Housing Program
We charge the amount set aside for the AHP to income and recognize it as a liability. We then reduce the AHP liability as the funds are disbursed. We had outstanding principal in AHP advances of $98.7 million and $97.9 million at September 30, 2012, and December 31, 2011, respectively.
The following table is a roll-forward of the AHP liability for the nine months ended September 30, 2012, and the year ended December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of year	$34,241	$23,138
AHP expense for the period	17,160	17,812
AHP direct grant disbursements	(4,313)	(5,775)
AHP subsidy for AHP advance disbursements	(1,427)	(1,371)
Return of previously disbursed grants and subsidies	72	437
Balance at end of period	$45,733	$34,241

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

The following tables demonstrate our compliance with our regulatory capital requirements at September 30, 2012, and December 31, 2011 (dollars in thousands):

Risk-Based Capital Requirements	September 30, 2012	December 31, 2011

Permanent capital
Class B capital stock	$3,433,016	$3,625,348
Mandatorily redeemable capital stock	215,863	227,429
Retained earnings	538,234	398,097
Total permanent capital	$4,187,113	$4,250,874
Risk-based capital requirement
Credit-risk capital	$494,777	$582,879
Market-risk capital	71,865	91,337
Operations-risk capital	169,993	202,265
Total risk-based capital requirement	$736,635	$876,481
Excess of risk-based capital requirement	$3,450,478	$3,374,393

	September 30, 2012		December 31, 2011
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$736,635	$4,187,113	$876,481	$4,250,874
Total regulatory capital	$1,829,701	$4,187,113	$1,998,733	$4,250,874
Total capital-to-asset ratio	4.0%	9.2%	4.0%	8.5%

Leverage Ratio
Leverage capital	$2,287,127	$6,280,670	$2,498,417	$6,376,311
Leverage capital-to-assets ratio	5.0%	13.7%	5.0%	12.8%

Restricted Retained Earnings. Pursuant to a joint capital enhancement agreement among the FHLBanks, as amended (the Joint Capital Agreement), and our capital plan, we, together with the other FHLBanks, are required to contribute 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of the FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. At September 30, 2012, our contribution requirement totaled $417.8 million. As of September 30, 2012, and December 31, 2011, restricted retained earnings totaled $53.7 million and $22.9 million, respectively.

Note 15 — Accumulated Other Comprehensive Loss

The following table presents a summary of changes in accumulated other comprehensive loss for the nine months ended September 30, 2012, and 2011 (dollars in thousands):

	Net Unrealized Loss on Available-for-Sale Securities	Net Noncredit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(15,193)	$(621,528)	$(341)	$(1,049)	$(638,111)
Other comprehensive income (loss)	(18,353)	166,803	(26,832)	(224)	121,394
Balance, September 30, 2011	$(33,546)	$(454,725)	$(27,173)	$(1,273)	$(516,717)

Balance, December 31, 2011	$(48,560)	$(450,996)	$(32,308)	$(2,547)	$(534,411)
Other comprehensive (loss) income	15,643	47,457	(32,863)	(500)	29,737
Balance, September 30, 2012	$(32,917)	$(403,539)	$(65,171)	$(3,047)	$(504,674)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net pension cost	$1,104	$1,250	$3,212	$3,098

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan, was $3.6 million and $3.2 million at September 30, 2012, and December 31, 2011, respectively. We maintain a rabbi trust intended to satisfy future benefit obligations.

The following table sets forth expenses relating to our defined contribution plans (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Qualified Defined Contribution Plan - Pentegra Defined Contribution Plan	$232	$212	$713	$646
Nonqualified Defined Contribution Plan - Thrift Benefit Equalization Plan	11	16	80	68

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

In connection with the nonqualified supplemental defined benefit retirement plan and postretirement benefits, we recorded the following amounts as of September 30, 2012, and December 31, 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Change in benefit obligation (1)
Benefit obligation at beginning of year	$5,901	$3,859	$634	$499
Service cost	299	261	24	25
Interest cost	209	238	21	26
Actuarial loss (gain)	860	1,543	(4)	97
Benefits paid	(301)	—	(13)	(13)
Benefit obligation at end of period	6,968	5,901	662	634
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	301	—	13	13
Benefits paid	(301)	—	(13)	(13)
Fair value of plan assets at end of period	—	—	—	—
Funded status at end of period	$(6,968)	$(5,901)	$(662)	$(634)
______________________
(1)      This represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for postretirement benefits.

The following table presents the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for our nonqualified supplemental defined benefit retirement plan and postretirement benefits for the three and nine months ended September 30, 2012, and 2011 (dollars in thousands):

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$120	$71	$8	$6
Interest cost	83	64	7	7
Amortization of net actuarial loss	116	35	3	—
Net periodic benefit cost	$319	$170	$18	$13

	Nonqualified Supplemental Defined Benefit Retirement Plan For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$299	$191	$24	$19
Interest cost	209	173	21	20
Amortization of net actuarial loss	349	106	7	1
Net periodic benefit cost	$857	$470	$52	$40

Note 17 — Fair Values

The carrying values, fair values and fair-value hierarchy of our financial instruments at September 30, 2012 were as follows (dollars in thousands):

	September 30, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Financial instruments
Assets:
Cash and due from banks	$306,166	$306,166	$306,166	$—	$—	$—
Interest-bearing deposits	261	261	261	—	—	—
Securities purchased under agreements to resell	5,125,000	5,124,986	—	5,124,986	—	—
Federal funds sold	1,100,000	1,099,996	—	1,099,996	—	—
Trading securities(1)	279,420	279,420	—	279,420	—	—
Available-for-sale securities(1)	5,764,096	5,764,096	—	5,764,096	—	—
Held-to-maturity securities(2)	5,679,296	5,915,270	—	4,319,536	1,595,734	—
Advances	23,915,687	24,362,020	—	24,362,020	—	—
Mortgage loans, net	3,431,534	3,674,029	—	3,674,029	—	—
Accrued interest receivable	95,950	95,950	—	95,950	—	—
Derivative assets(1)	529	529	—	116,139	—	(115,610)
Liabilities:
Deposits	(685,328)	(685,177)	—	(685,177)	—	—
COs:
Bonds	(28,238,899)	(29,024,692)	—	(29,024,692)	—	—
Discount notes	(11,993,572)	(11,993,960)	—	(11,993,960)	—	—
Mandatorily redeemable capital stock	(215,863)	(215,863)	(215,863)	—	—	—
Accrued interest payable	(128,966)	(128,966)	—	(128,966)	—	—
Derivative liabilities(1)	(949,735)	(949,735)	—	(1,065,015)	—	115,280
Other:
Commitments to extend credit for advances	—	996	—	996	—	—
Standby bond-purchase agreements	—	641	—	641	—	—
Standby letters of credit	(531)	(531)	—	(531)	—	—
_______________________

(1)	Carried at fair value on a recurring basis.

(2)
Private-label residential MBS and HFA securities are categorized as Level 3. Private-label residential MBS that have suffered other than temporary impairments are measured at fair value on a nonrecurring basis. See the recurring and nonrecurring tables below for more details.

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

Fair-Value Methodologies and Techniques.

We have determined the fair-value amounts above using available market and other pertinent information and our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate the fair values.

Fair-Value Hierarchy. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price).

We record trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS and REO on a nonrecurring basis. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair-value measurement is determined. This overall level is an indication of market observability of the fair-value measurement for the asset or liability.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2012 and 2011.

Summary of Valuation Methodologies and Primary Inputs

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

As of September 30, 2012, four vendor prices were received for 93 percent of our investment securities and the final prices for substantially all of those securities were computed by averaging the four prices. Substantially all of our securities were priced by at least three vendors. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities as of September 30, 2012, and December 31, 2011, fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities also fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

Derivative Assets/Liabilities – Interest-Rate-Exchange Agreements. We base the fair values of interest-rate-exchange agreements on available market prices of derivatives having similar terms, including accrued interest receivable and payable. The fair value is based on the LIBOR swap curve and forward rates at period-end and, for agreements containing options, the market's expectations of future interest-rate volatility implied from current market prices of similar options. The fair-value methodology uses standard valuation techniques for derivatives such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources). The fair values are netted by counterparty, including cash collateral received from or delivered to the counterparty, where an offset right exists. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We enter into master-netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above single-A (or equivalent) by S&P and Moody's. We maintain master-netting agreements, which include bilateral collateral agreements, to reduce our exposure to counterparty defaults. These bilateral-collateral agreements require credit exposures beyond a defined threshold amount to be secured by U.S. government or GSE-issued securities or cash. All of these factors serve to mitigate credit and nonperformance risk to us. We generally use a midmarket pricing convention based on the bid-ask spread as a practical expedient for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We have evaluated the potential for the fair value of the instruments to be affected by counterparty risk and our own credit risk and have determined that no adjustments were significant to the overall fair-value measurements.

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

Deposits. We determine the fair values of term deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount by any accrued interest payable. The discount rates used in these calculations are the costs of currently issued deposits with similar terms.

COs. We estimate fair values based on the cost of issuing comparable term debt, excluding non-interest selling costs. Fair values of COs without embedded options are determined based on internal valuation models that use market-based yield curve inputs obtained from the Office of Finance (the FHLBanks' agent that issues and services COs). Fair values of COs with embedded options are determined by internal valuation models with market-based inputs obtained from the Office of Finance and derivative dealers. Our internal valuation models use standard valuation techniques and estimate fair values based on the following inputs.

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

Fair Value Measured on a Recurring Basis.

The following tables present our assets and liabilities that are measured at fair value on the statement of condition, which are recorded on a recurring basis at September 30, 2012, and December 31, 2011, by fair-value hierarchy level (dollars in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Netting Adjustment (1)	Total
Assets:
Trading securities:
U.S. government-guaranteed – residential MBS	$—	$17,496	$—	$—	$17,496
GSEs – residential MBS	—	5,380	—	—	5,380
GSEs – commercial MBS	—	256,544	—	—	256,544
Total trading securities	—	279,420	—	—	279,420
Available-for-sale securities:
Supranational institutions	—	473,416	—	—	473,416
Corporate bonds (2)	—	308,225	—	—	308,225
U.S. government-owned corporations	—	293,600	—	—	293,600
GSEs	—	2,148,466	—	—	2,148,466
U.S. government guaranteed – residential MBS	—	76,957	—	—	76,957
GSEs – residential MBS	—	2,361,517	—	—	2,361,517
GSEs – commercial MBS	—	101,915	—	—	101,915
Total available-for-sale securities	—	5,764,096	—	—	5,764,096
Derivative assets:
Interest-rate-exchange agreements	—	116,054	—	(115,610)	444
Mortgage delivery commitments	—	85	—	—	85
Total derivative assets	—	116,139	—	(115,610)	529
Total assets at fair value	$—	$6,159,655	$—	$(115,610)	$6,044,045
Liabilities:
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,064,887)	$—	$115,280	$(949,607)
Mortgage delivery commitments	—	(128)	—	—	(128)
Total liabilities at fair value	$—	$(1,065,015)	$—	$115,280	$(949,735)
_______________________
(1)        These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral held or placed with the same counterparty. Net cash collateral associated with derivatives, including accrued interest, as of September 30, 2012, totaled $330,000.

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

The following tables present the fair value of financial assets by level within the fair-value hierarchy which are recorded on a nonrecurring basis at September 30, 2012, and December 31, 2011 (dollars in thousands).

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$19,403	$19,403
REO	—	—	356	356

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$19,759	$19,759

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Held-to-maturity securities:
Private-label residential MBS	$—	$—	$148,952	$148,952
REO	—	—	905	905

Total assets recorded at fair value on a nonrecurring basis	$—	$—	$149,857	$149,857

Note 18 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The Finance Agency has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2012, and through the filing of this report, we do not believe that it is reasonably likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by Finance Agency regulations and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2012, and December 31, 2011. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled approximately $634.6 billion and $647.7 billion at September 30, 2012, and December 31, 2011, respectively. See Note 12 — COs for additional information.

Off-Balance-Sheet Commitments

The following table sets forth our off-balance-sheet commitments as of September 30, 2012, and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$848,249	$377,808	$1,226,057	$832,140	$402,932	$1,235,072
Commitments for standby bond purchases	151,615	10,000	161,615	—	191,065	191,065
Commitments for unused lines of credit - advances (2)	1,304,244	—	1,304,244	1,287,084	—	1,287,084
Commitments to make additional advances	67,838	61,895	129,733	26,264	54,281	80,545
Commitments to invest in mortgage loans	41,506	—	41,506	17,734	—	17,734
Unsettled CO bonds, at par (3)	475,000	—	475,000	165,300	—	165,300
__________________________

(1)
This row excludes commitments to issue standby letters of credit that expire within one year totaling $26.4 million and commitments that expire after one year totaling $900,000 as of September 30, 2012. Also excluded are commitments to issue standby letters of credit that expire within one year totaling $21.1 million at December 31, 2011.

(2)
Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

(3) We had $265.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at September 30, 2012. We had $15.0 million in unsettled CO bonds that were hedged with associated interest-rate swaps at December 31, 2011.

Standby Letters of Credit. Standby letters of credit are executed with members or housing associates for a fee. A standby letter of credit is a financing arrangement between us and a member or housing associate pursuant to which we agree to fund the associated member's or housing associate's obligation to a third-party beneficiary should that member or housing associate fail to fund such obligation. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member or housing associate. The original terms of these standby letters of credit range from final expiries in two months to 20 years. Our unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $531,000 and $625,000 at September 30, 2012, and December 31, 2011, respectively.
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
Standby Bond-Purchase Agreements. We enter into standby bond-purchase agreements with state housing authorities whereby we, for a fee, agree to purchase and hold the housing authority’s bonds until the designated remarketing agent can find an investor or the housing authority repurchases the bonds according to a schedule established by the standby bond-purchase agreement. Each standby bond-purchase agreement specifies the terms that would require us to purchase the bonds. The standby bond-purchase commitments we entered into expire between one and three years following the start of the commitment, currently no later than 2013. At each of September 30, 2012, and December 31, 2011, we had standby bond-purchase agreements with one state housing authority. During the nine months ended September 30, 2012, and year ended December 31, 2011, we were not required to purchase any bonds under these agreements.
Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 45 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We execute new derivatives with counterparties with long-term ratings of single-A (or equivalent) or better by both S&P and Moody’s. All derivatives are subject to master-netting agreements which include bilateral-collateral agreements. Derivatives with counterparties rated lower than single-A (or equivalent) are permitted only if they reduce exposure to that counterparty. As of September 30, 2012, and December 31, 2011, we had pledged as collateral securities with a carrying value, including accrued interest, of $791.1 million and $765.7 million, respectively, to counterparties that have credit-risk exposure to us related to derivatives. These amounts pledged as collateral were subject to contractual agreements whereby some counterparties had the right to sell or repledge the collateral.

Legal Proceedings. We are subject to various legal proceedings arising in the normal course of business from time to time. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 19 — Transactions with Related Parties

We define related parties as those members whose capital stock holdings are in excess of 10 percent of total capital stock outstanding. The following table presents member holdings of 10 percent or more of total capital stock outstanding at September 30, 2012, and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Capital Stock Outstanding	Percent of Total	Capital Stock Outstanding	Percent of Total
Bank of America Rhode Island, N.A. (1)	$978,084	26.8%	$1,084,710	28.2%
RBS Citizens N.A.	484,517	13.3	515,748	13.4
_________________________

(1)
Capital stock outstanding at September 30, 2012, and December 31, 2011, includes $1.9 million and $2.2 million, respectively, held by CW Reinsurance Company, a subsidiary of Bank of America Corporation.

The following table presents outstanding advances to related parties and total accrued interest receivable from those advances as of September 30, 2012, and December 31, 2011 (dollars in thousands):

	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
As of September 30, 2012
RBS Citizens N.A.	$3,520,085	15.1%	$646	1.6%
Bank of America Rhode Island, N.A.	600,323	2.6	893	2.2
As of December 31, 2011
RBS Citizens N.A.	$4,620,022	18.8%	$335	0.7%
Bank of America Rhode Island, N.A.	96,261	0.4	454	1.0

The following table presents an analysis of advances activity with related parties for the nine months ended September 30, 2012 (dollars in thousands):

		For the Nine Months Ended September 30, 2012
	Balance at December 31, 2011	Disbursements to Members	Payments from Members	Balance at September 30, 2012
RBS Citizens N.A.	$4,620,022	$12,250,570	$(13,350,507)	$3,520,085
Bank of America Rhode Island, N.A.	96,261	1,511,042	(1,006,980)	600,323

We recognized interest income on outstanding advances from the above members during the three and nine months ended September 30, 2012, and 2011, as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
RBS Citizens N.A.	$3,155	$2,645	$8,367	$9,158
Bank of America Rhode Island, N.A.	2,137	3,175	5,114	11,142

The following table presents an analysis of outstanding derivatives with affiliates of related parties at September 30, 2012, and December 31, 2011 (dollars in thousands):

			September 30, 2012		December 31, 2011
Derivatives Counterparty	Affiliate Member	Primary Relationship	Notional Amount	Percent of Total Derivatives (1)	Notional Amount	Percent of Total Derivatives (1)
Bank of America, N.A.	Bank of America Rhode Island, N.A.	Dealer	$1,041,150	5.9%	$973,750	4.7%
Royal Bank of Scotland, PLC	RBS Citizens, N.A.	Dealer	95,000	0.5	96,300	0.5
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

MPF Mortgage Loans. We pay a transaction-services fee to the FHLBank of Chicago for our participation in the MPF program. This fee is assessed monthly, and is based upon the amount of mortgage loans which we invested in after January 1, 2004, and which remain outstanding on our statement of condition. We recorded $347,000 and $285,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the three months ended September 30, 2012 and September 30, 2011, respectively, which has been recorded in the statement of operations as other expense. We recorded $966,000 and $843,000 in MPF transaction-services fee expense to the FHLBank of Chicago during the nine months ended September 30, 2012, and September 30, 2011, respectively.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the nine months ended September 30, 2012, we assumed debt obligations with a par amount of $112.0 million and a fair value of approximately $130.3 million on the day they were assumed, which had been the obligations of another FHLBank. There were no transfers of COs between us and other FHLBanks during the nine months ended September 30, 2011.

Note 21 — Subsequent Events

On October 18, 2012, the board of directors declared a cash dividend at an annualized rate of 0.48 percent based on capital stock balances outstanding during the third quarter of 2012. The dividend, including dividends on mandatorily redeemable capital stock, amounted to $4.4 million and was paid on November 2, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or future predictions of ours that are “forward-looking statements.” These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Item 1A — Risk Factors in the 2011 Annual Report and Part II — Item 1A — Risk Factors of this quarterly report, and the risks set forth below. Accordingly, we caution that actual results could differ materially from those expressed or implied in these forward-looking statements or could impact the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. We do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

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
Actual results may differ from forward-looking statements for many reasons, including, but not limited to:

•
changes in interest rates, the rate of inflation (or deflation), housing prices, employment rates, and the general economy, including changes resulting from changes in U.S. fiscal policy, the European sovereign debt crisis, and/or the downgrade of the U.S. federal government;

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

•	the availability of derivative financial instruments of the types and in the quantities needed for risk-management purposes from acceptable counterparties;

•	the realization of losses arising from litigation filed against us or one or more of the other FHLBanks;

•	the realization of losses arising from our joint and several liability on COs;

•	significant business disruptions resulting from natural or other disasters, acts of war, or terrorism; and

•	the effect of new accounting standards, including the development of supporting systems.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2011 Annual Report.

EXECUTIVE SUMMARY

Our financial condition continued to strengthen during the quarter ended September 30, 2012, as we recognized net income of $50.8 million for the three months ended September 30, 2012, versus $50.0 million for the same period in 2011. Credit losses from the other-than-temporary impairment of investments in private-label MBS totaled $1.1 million for the three months ended September 30, 2012, compared with such credit losses of $7.2 million for the comparable period of 2011. Additionally:

•	retained earnings increased from $398.1 million at December 31, 2011, to $538.2 million at September 30, 2012;

•
accumulated other comprehensive loss related to the noncredit portion of other-than-temporary impairment losses on held-to-maturity securities improved from an accumulated other comprehensive loss of $451.0 million at December 31, 2011, to an accumulated other comprehensive loss of $403.5 million at September 30, 2012;

•	we continue to be in compliance with all regulatory capital requirements, as of September 30, 2012; and

•	on October 18, 2012, our board of directors declared a cash dividend that was equivalent to an annual yield of 0.48 percent.

We note that retained earnings now exceed accumulated other comprehensive loss for the first time since the third quarter of 2008, and we believe this is an important milestone as our financial condition continues to improve. Nonetheless, we continue to face certain challenges, the foremost of which arises from the continuing, prolonged low-interest rate environment. We continue to believe that this factor is likely to negatively impact future earnings, absent unpredictable events such as prepayment fee income, and we remain focused on achieving our retained earnings target through the payment of modest dividends.

•
Investments in Private-Label MBS. Although the amortized cost of our total investments in private-label MBS and ABS backed by home equity loans has fallen to $1.8 billion at September 30, 2012, compared with $6.4 billion at September 30, 2007, additional losses from that portfolio are possible. We have determined that 10 of our private-label MBS, representing an aggregated par value of $200.5 million, incurred additional other-than-temporary impairment credit losses of $1.1 million for the three months ended September 30, 2012. We continue to update our modeling assumptions to reflect current developments impacting the loan performance of the mortgage loans that back our investments in these securities, particularly Alt-A mortgage loans originated from 2005 to 2007 that comprise a significant portion of the loans backing these securities. Such developments include continuing elevated unemployment rates and generally slow economic growth, high levels of foreclosures and troubled real estate loans, slow housing price recovery, and limited refinancing opportunities for many borrowers, especially those whose houses are now worth less than the balance of their mortgages.

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

•
Advances Balances. The outstanding par balance of advances decreased from $24.6 billion at December 31, 2011, to $23.3 billion at September 30, 2012. Demand for advances continues to be muted, as our members continue to experience high levels of deposits. Generally, deposits serve as liquidity alternatives to advances.

The trend in advances balances is illustrated by the following graph:

•
Low-Interest Rate Environment and U.S. Fiscal Policy. We continue to operate in a prolonged, historically low-interest rate environment for short- and long-term financial instruments. We expect the current historically low-interest rate environment to persist based on actions by the Federal Reserve to maintain low interest rates, including affecting a third round of its quantitative easing program, combined with other potential threats that could slow or reverse economic growth, such as the European sovereign debt crisis, which has raised concerns that a Eurozone recession could slow the U.S. economy. These factors are discussed in greater detail under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Continuing and Prolonged Low-Interest Rate Environment in the 2011 Annual Report. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Federal Government fails to achieve a plan to avoid the “fiscal cliff,” which refers to certain tax increases and automatic spending cuts that are scheduled to become effective at the end of 2012. Further, Moody's has warned that it may downgrade the U.S. Federal Government's rating if the federal debt is not stabilized.

The European sovereign debt crisis, failure to avoid the fiscal cliff, and/or a downgrade of the U.S. Federal Government's rating could result in further continuation of the low-interest rate environment. The Federal Reserve's Federal Open Market Committee has stated that it anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015. A prolonged low-interest rate environment continues to adversely impact us in various ways such as members experiencing sufficient or excess liquidity through deposits as investors face fewer attractive investment alternatives; members significantly increasing their reliance on short-term advances that typically have lower market yields for us than longer-term advances; lower market yields on investments (as we continue to experience), including money market investments in which our capital is deployed; and faster prepayments on our mortgage-related assets, with resultant reinvestment risk. The most recent round of quantitative easing by the Federal Reserve, announced in September 2012, is directed at purchasing agency MBS, reducing yields on these securities to levels that are generally not profitable for us as an investor, and as a result, balances in our investment portfolios are likely to decline in the near term. Accordingly, our net income and, in turn, our financial condition and results of operations, are likely to be adversely impacted by a prolonged low-interest rate environment.

The following chart demonstrates the persistent low-interest rate environment.

Other significant trends and developments include the following:

•
Strong Net Interest Margin. Despite the historically low-interest rate environment, we continue to achieve a favorable net interest margin. Net interest margin is expressed as the percentage of net-interest income to average earning assets. Net interest margin for the three months ended September 30, 2012, was 0.61 percent, a two basis point decrease from net interest margin for the three months ended September 30, 2011. Prepayment-fee income was an important contributor to net interest margin for the three months ended September 30, 2012, as demonstrated by the tables captioned “Net Interest Spread and Margin without Prepayment-Fee Income” under — Results of Operations — Rate and Volume Analysis. These prepayment fees represent a substantial contribution to our net income that should not be counted on to recur every year. Further, the increase in net-interest margin was achieved despite the continuing low-interest rate environment due in part to continued low average funding costs. Demand for COs remained strong and funding costs remained low throughout the first nine months of 2012. Other factors behind the improvement in net interest margin include an increase in yields on certain previously other-than-temporarily impaired private-label MBS for which a significant improvement in cash flows has been projected and lower than expected prepayment activity on fixed-rate mortgage-related assets.

Notwithstanding our success in achieving strong net interest margin and strong net interest spread for the quarter, we expect these measurements to modestly decline in the remaining quarter of 2012 and to continue to decline in 2013 based on the sustained low-interest rate environment noted above combined with the fact that we face limited opportunities to redeem and refinance our debt, while our seasoned investments in mortgage loans (including fixed-rate agency MBS) will continue to amortize.

•
Legislative and Regulatory Developments. We continue to operate in a legislative and regulatory environment undergoing profound change with additional changes occurring during the period covered by this report. These changes are likely to have multiple important impacts on us, as discussed under — Legislative and Regulatory Developments.

•
Key Management Changes. On July 17, 2012, Michael C. Clifton joined us as senior vice president and chief information officer, and as a member of our senior management team. Most recently, Mr. Clifton was vice president and chief information officer with The Hanover Insurance Group, where he had been employed since 2003 in progressively expansive roles. Mr. Clifton is a graduate of the University of Massachusetts Lowell with a B.S. in Industrial Engineering.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition for December 31, 2011, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

SELECTED FINANCIAL DATA STATEMENT OF CONDITION (dollars in thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Statement of Condition Data at Quarter End
Total assets	$45,742,535	$49,763,227	$46,911,899	$49,968,337	$48,574,433
Investments (1)	17,948,073	19,363,944	18,589,831	21,379,548	19,916,085
Advances	23,915,687	26,456,739	24,891,964	25,194,898	25,024,689
Mortgage loans held for portfolio (2)	3,431,534	3,311,457	3,166,457	3,109,223	3,128,725
Deposits	685,328	668,836	760,374	654,246	740,946
Consolidated obligations
Bonds	28,238,899	27,622,744	28,533,735	29,879,460	32,446,525
Discount notes	11,993,572	16,610,160	12,834,056	14,651,793	10,673,491
Total consolidated obligations	40,232,471	44,232,904	41,367,791	44,531,253	43,120,016
Mandatorily redeemable capital stock	215,863	215,863	214,859	227,429	227,429
Class B capital stock outstanding - putable (3)	3,433,016	3,420,870	3,402,556	3,625,348	3,583,749
Unrestricted retained earnings	484,574	448,330	408,154	375,158	326,099
Restricted retained earnings	53,660	43,496	32,299	22,939	9,997
Total retained earnings	538,234	491,826	440,453	398,097	336,096
Accumulated other comprehensive loss	(504,674)	(528,442)	(519,832)	(534,411)	(516,717)
Total capital	3,466,576	3,384,254	3,323,177	3,489,034	3,403,128
Other Information
Total regulatory capital ratio (4)	9.2%	8.3%	8.7%	8.5%	8.5%
_________________________

(1)	Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)
The allowance for credit losses amounted to $5.5 million, $6.1 million, $6.6 million, $7.8 million, and $7.2 million, as of September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.

(3)	Capital stock is putable at the option of a member.
(4)    Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus retained earnings as a percentage of total assets. See — Liquidity and Capital Resources — Capital regarding our regulatory capital ratios.

SELECTED FINANCIAL DATA RESULTS OF OPERATIONS AND OTHER INFORMATION (dollars in thousands)

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Results of Operations
Net interest income	$72,801	$89,552	$68,342	$82,026	$80,410
(Reduction of) provision for credit losses	(523)	(383)	(1,151)	627	—
Net impairment losses on held-to-maturity securities recognized in income	(1,092)	(1,492)	(2,960)	(3,479)	(7,210)
Other (loss) income	(698)	(10,531)	1,245	10,001	(1,659)
Other expense	15,039	15,671	15,746	15,994	15,982
AHP assessments	5,675	6,253	5,232	7,220	5,573
Net income	$50,820	$55,988	$46,800	$64,707	$49,986

Other Information
Dividends declared	$4,413	$4,615	$4,444	$2,706	$2,410
Dividend payout ratio	8.68%	8.24%	9.49%	4.18%	4.82%
Weighted average dividend rate (1)	0.52	0.52	0.49	0.30	0.27
Return on average equity (2)	5.92	6.70	5.44	7.43	5.84
Return on average assets	0.43	0.49	0.38	0.51	0.39
Net interest margin (3)	0.61	0.78	0.56	0.65	0.63
Average equity to average assets	7.19	7.25	7.06	6.88	6.64
___________________________

(1)	Weighted-average dividend rate is dividend amount declared divided by the average daily balance of capital stock.

(2)	Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive loss, and retained earnings.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

RESULTS OF OPERATIONS

Third Quarter of 2012 Compared with Third Quarter of 2011

For the three months ended September 30, 2012, and 2011, we recognized net income of $50.8 million and $50.0 million, respectively. This $834,000 increase was driven by a reduction in net losses on derivatives and hedging activities of $15.4 million, a decrease of $6.1 million in other-than-temporary impairment losses of certain private-label MBS, and a reduction of other expense of $943,000. These increases to net income were offset by a decline in the net unrealized gains on trading securities of $9.0 million, a $7.6 million decrease in net interest income, and a $5.0 million expense for the early retirement of debt in the third quarter of 2012.

Nine Months Ended September 30, 2012, Compared with Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, and 2011, we recognized net income of $153.6 million and $94.9 million, respectively. This $58.7 million increase was driven by a decrease of $68.0 million in other-than-temporary impairment losses of certain private-label MBS, a reduction in net losses on derivatives and hedging activities of $15.0 million, a $6.7 million increase in net interest income, a decrease in assessments of $4.5 million due to the fulfillment of the REFCorp obligation, and a decline of $2.6 million in other expense. The increases to net income were partially offset by a loss on early extinguishment of debt of $17.0 million, a decline of $12.8 million in realized gains on sales of available-for-sale securities, and a decline in the net unrealized gains on trading securities of $9.3 million.

Net Interest Income

Third Quarter of 2012 Compared with Third Quarter of 2011

Net interest income for the three months ended September 30, 2012 decreased $7.6 million from $80.4 million in the third quarter of 2011 to $72.8 million in the third quarter of 2012. This decrease was primarily attributable to the decline in average earning assets from $50.9 billion for the third quarter of 2011, to $47.1 billion for the third quarter of 2012. This decline in average earning assets was driven by a $4.2 billion drop in average investments balances partially offset by an increase of $249.6 million in average advances balances. Offsetting the effects of the decline in average earning assets was a $2.1 million increase in prepayment fee income.

Net interest margin for the three months ended September 30, 2012, in comparison with the same period in 2011, decreased to 61 basis points from 63 basis points, and net interest spread decreased to 53 basis points from 55 basis points for the same period in 2011. Net interest spread is the difference between the yields on interest-earning assets and interest-bearing liabilities.
Contributing to the decrease in net interest spread was a decrease in average earning assets, which declined by $3.8 billion. Also contributing to the decrease in net interest spread was the fact that the yield on interest earning assets increased by two basis points to 1.51 percent while the average cost of interest-bearing liabilities increased by four basis points to 0.98 percent.

Nine Months Ended September 30, 2012, Compared with Nine Months Ended September 30, 2011

Net interest income for the nine months ended September 30, 2012, was $230.7 million, compared with $224.0 million for the same period in 2011. This increase was primarily attributable to the $22.9 million increase in prepayment-fee income, which partly contributed to an increase of 11 basis points in the yield on interest earning assets to 1.56 percent. In addition, the average cost of interest-bearing liabilities increased three basis points to 1.00 percent.

Net interest margin for the nine months ended September 30, 2012, increased to 65 basis points compared with 56 basis points in the same period in 2011, and net interest spread increased to 56 basis points compared with 48 basis points in the same period in 2011. Partially offsetting the increase in net interest spread was a decrease in average earning assets, which declined by $6.0 billion from $53.3 billion for the nine months ended September 30, 2011, to $47.3 billion for the nine months ended September 30, 2012.

The following tables present major categories of average balances, related interest income/expense, and average yields for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Net Interest Spread and Margin (dollars in thousands)

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$25,044,543	$84,425	1.34%	$24,794,945	$89,229	1.43%
Interest-bearing deposits	548	1	1.13	250	—	0.14
Securities purchased under agreements to resell	5,293,478	2,455	0.18	1,673,913	502	0.12
Federal funds sold	1,241,522	463	0.15	7,075,380	2,211	0.12
Investment securities(2)	12,170,446	56,824	1.86	14,201,298	61,861	1.73
Mortgage loans	3,376,986	34,214	4.03	3,133,432	37,267	4.72
Other earning assets	2,446	1	0.14	1,121	1	0.07
Total interest-earning assets	47,129,969	178,383	1.51%	50,880,339	191,071	1.49%
Other non-interest-earning assets	480,852			496,829
Fair-value adjustments on investment securities	(96,817)			(257,560)
Total assets	$47,514,004	$178,383	1.49%	$51,119,608	$191,071	1.48%
Liabilities and capital
Consolidated obligations
Discount notes	$13,599,121	$3,726	0.11%	$12,261,313	$1,546	0.05%
Bonds	28,272,767	101,584	1.43	33,390,223	108,896	1.29
Deposits	702,319	11	0.01	750,855	42	0.02
Mandatorily redeemable capital stock	215,862	260	0.48	227,429	177	0.31
Other borrowings	1,755	1	0.23	924	—	0.09
Total interest-bearing liabilities	42,791,824	105,582	0.98%	46,630,744	110,661	0.94%
Other non-interest-bearing liabilities	1,307,329			1,093,026
Total capital	3,414,851			3,395,838
Total liabilities and capital	$47,514,004	$105,582	0.88%	$51,119,608	$110,661	0.86%
Net interest income		$72,801			$80,410
Net interest spread			0.53%			0.55%
Net interest margin			0.61%			0.63%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Net Interest Spread and Margin (dollars in thousands)

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income / Expense	Average Yield (1)	Average Balance	Interest Income / Expense	Average Yield (1)
Assets
Advances	$24,540,660	$269,385	1.47%	$25,795,091	$270,063	1.40%
Interest-bearing deposits	360	2	0.91	216	1	0.33
Securities purchased under agreements to resell	5,850,000	7,069	0.16	1,436,996	1,447	0.13
Federal funds sold	1,530,777	1,491	0.13	5,999,905	5,969	0.13
Investment securities(2)	12,124,453	170,263	1.88	16,897,493	187,526	1.48
Mortgage loans	3,248,559	103,527	4.26	3,160,936	113,456	4.80
Other earning assets	821	1	0.14	1,385	1	0.10
Total interest-earning assets	47,295,630	551,738	1.56%	53,292,022	578,463	1.45%
Other non-interest-earning assets	489,056			476,824
Fair-value adjustments on investment securities	(134,758)			(357,326)
Total assets	$47,649,928	$551,738	1.55%	$53,411,520	$578,463	1.45%
Liabilities and capital
Consolidated obligations
Discount notes	$13,235,691	$8,222	0.08%	$13,429,658	$8,808	0.09%
Bonds	28,766,309	311,943	1.45	34,643,773	345,012	1.33
Deposits	739,617	42	0.01	766,785	244	0.04
Mandatorily redeemable capital stock	218,388	834	0.51	174,884	446	0.34
Other borrowings	1,979	2	0.13	2,806	3	0.14
Total interest-bearing liabilities	42,961,984	321,043	1.00%	49,017,906	354,513	0.97%
Other non-interest-bearing liabilities	1,274,886			1,048,923
Total capital	3,413,058			3,344,691
Total liabilities and capital	$47,649,928	$321,043	0.90%	$53,411,520	$354,513	0.89%
Net interest income		$230,695			$223,950
Net interest spread			0.56%			0.48%
Net interest margin			0.65%			0.56%
_________________________
(1) Yields are annualized.
(2)        The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2012, and 2011. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Rate and Volume Analysis (dollars in thousands)

	For the Three Months Ended September 30, 2012 vs. September 30, 2011			For the Nine Months Ended September 30, 2012 vs. September 30, 2011
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$890	$(5,694)	$(4,804)	$(13,452)	$12,774	$(678)
Interest-bearing deposits	—	—	—	1	1	2
Securities purchased under agreements to resell	1,559	394	1,953	5,278	344	5,622
Federal funds sold	(2,109)	361	(1,748)	(4,356)	(122)	(4,478)
Investment securities	(9,269)	4,232	(5,037)	(60,218)	42,955	(17,263)
Mortgage loans	2,749	(5,802)	(3,053)	3,075	(13,004)	(9,929)
Other earning assets	—	—	—	(1)	1	—
Total interest income	(6,180)	(6,509)	(12,689)	(69,673)	42,949	(26,724)
Interest expense
Consolidated obligations
Discount notes	186	1,994	2,180	(126)	(460)	(586)
Bonds	(17,710)	10,398	(7,312)	(61,947)	28,878	(33,069)
Deposits	(3)	(28)	(31)	(8)	(194)	(202)
Mandatorily redeemable capital stock	(9)	92	83	129	259	388
Other borrowings	—	—	—	(1)	—	(1)
Total interest expense	(17,536)	12,456	(5,080)	(61,953)	28,483	(33,470)
Change in net interest income	$11,356	$(18,965)	$(7,609)	$(7,720)	$14,466	$6,746

The average balance of total advances decreased $1.3 billion, or 4.9 percent, for the nine months ended September 30, 2012, compared with the same period in 2011. The trend of muted demand for advances is discussed under — Executive Summary — Advances Balances. The following table summarizes average balances of advances outstanding during the nine months ended September 30, 2012 and 2011, by product type.

Average Balance of Advances Outstanding by Product Type (dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Fixed-rate advances—par value
Long-term	$9,907,681	$11,324,083
Short-term	4,514,645	2,264,447
Putable	4,197,669	5,184,843
Amortizing	1,145,053	1,592,077
Overnight	357,762	406,037
Expander	23,759	10,000
Callable	16,186	6,518
Fixed-rate plus cap	10,000	3,480
	20,172,755	20,791,485

Variable-rate indexed advances—par value
Simple variable	3,692,996	4,373,293
Putable	63,586	—
Overnight	10,095	9,673
Floating rate advances with embedded caps and / or floors	10,000	11,151
	3,776,677	4,394,117
Total average par value	23,949,432	25,185,602
Net premiums and (discounts)	17,434	7,470
Market value of embedded derivatives	107	—
Hedging adjustments	573,687	602,019
Total average balance of advances	$24,540,660	$25,795,091

Putable advances that are classified as fixed-rate advances in the table above are typically hedged with interest-rate-exchange agreements in which a short-term rate is received, typically three-month LIBOR. In addition, approximately 23.7 percent of average long-term fixed-rate advances were similarly hedged with interest-rate swaps. Therefore, a significant portion of our advances, including overnight advances, short-term fixed-rate advances, fixed-rate putable advances, certain fixed-rate bullet advances, and variable-rate advances, either earn a short-term interest rate or are swapped to a short-term index, resulting in yields that closely follow short-term market interest-rate trends. The average balance of all such advances totaled $15.2 billion for the nine months ended September 30, 2012, representing 61.9 percent of the total average balance of advances outstanding during the nine months ended September 30, 2012. The average balance of all such advances totaled $15.1 billion for the nine months ended September 30, 2011, representing 60.1 percent of the total average balance of advances outstanding during the nine months ended September 30, 2011.

For the nine months ended September 30, 2012 and 2011, net prepayment fees on advances were $44.3 million and $20.4 million, respectively. For the nine months ended September 30, 2012 and 2011, prepayment fees on investments were $341,000 and $1.4 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates.

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

Net Interest Spread and Margin without Prepayment-Fee Income (dollars in thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield

Advances	$72,551	1.15%	$80,163	1.28%	$225,037	1.22%	$249,670	1.29%
Investment securities	56,685	1.85	61,055	1.71	169,922	1.87	186,171	1.47
Total interest-earning assets	166,370	1.40	181,199	1.41	507,049	1.43	556,715	1.40

Net interest income	60,788		70,538		186,006		202,202
Net interest spread		0.42%		0.47%		0.43%		0.43%
Net interest margin		0.51%		0.55%		0.53%		0.51%

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $56.0 million, or 0.8 percent, for the nine months ended September 30, 2012, compared with the same period in 2011. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. These investments are used for liquidity management and to manage our leverage ratio in response to fluctuations in other asset balances. For the nine months ended September 30, 2012, average balances of federal funds sold decreased $4.5 billion and average balances of securities purchased under agreements to resell increased $4.4 billion in comparison to the nine months ended September 30, 2011.

Average investment-securities balances decreased $4.8 billion, or 28.2 percent for the nine months ended September 30, 2012, compared with the same period in 2011, which occurred in the following investment categories:

•	$3.5 billion decline in certificates of deposit;

•	$547.3 million decline in agency and supranational banks;

•	$500.0 million decline in MBS; and

•	$186.7 million decline in corporate bonds.

The average aggregate balance of our investments in mortgage loans for the nine months ended September 30, 2012, was $87.6 million higher than the average aggregate balance of these investments for the nine months ended September 30, 2011, representing an increase of 2.8 percent.

Average CO balances decreased $6.1 billion, or 12.6 percent, for the nine months ended September 30, 2012, compared with the same period in 2011, resulting from our reduced funding needs principally due to the decline in our investments and member demand for advances. This overall decline consisted of a decrease of $194.0 million in CO discount notes and a decrease of $5.9 billion in CO bonds.

The average balance of term CO discount notes increased $1.6 billion and overnight CO discount notes decreased $1.8 billion for the nine months ended September 30, 2012, in comparison with the same period in 2011. The average balance of CO discount notes represented approximately 31.5 percent of total average COs during the nine months ended September 30, 2012, as compared with 27.9 percent of total average COs during the nine months ended September 30, 2011. The average balance of bonds represented 68.5 percent and 72.1 percent of total average COs outstanding during the nine months ended September 30, 2012 and 2011, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, deposits, and debt instruments that qualify for hedge accounting. We generally use derivative instruments that qualify for hedge accounting as interest-rate-risk-management tools. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk-management strategy. The following tables show the net effect of derivatives and hedging activities on net interest income, net gains (losses) on derivatives and hedging activities, and net unrealized gains (losses) on trading securities for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands).

	For the Three Months Ended September 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(2,683)	$—	$(60)	$—	$6,160	$3,417
Net interest settlements included in net interest income (2)	(45,869)	(10,256)	—	385	21,049	(34,691)
Total effect on net interest income	(48,552)	(10,256)	(60)	385	27,209	(31,274)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair-value hedges	259	462	—	—	(124)	597
Gains (losses) on derivatives not receiving hedge accounting	545	(4,376)	—	—	381	(3,450)
Other	—	—	767	—	—	767
Net gains (losses) on derivatives and hedging activities	804	(3,914)	767	—	257	(2,086)

Subtotal	(47,748)	(14,170)	707	385	27,466	(33,360)

Net gains on trading securities	—	4,669	—	—	—	4,669
Total net effect of derivatives and hedging activities	$(47,748)	$(9,501)	$707	$385	$27,466	$(28,691)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Three Months Ended September 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(4,210)	$—	$38	$—	$3,691	$(481)
Net interest settlements included in net interest income (2)	(68,212)	(11,724)	—	397	37,975	(41,564)
Total net interest income	(72,422)	(11,724)	38	397	41,666	(42,045)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on fair-value hedges	(45)	(426)	—	—	916	445
Gains (losses) on derivatives not receiving hedge accounting	1,130	(20,229)	—	—	—	(19,099)
Other	—	—	1,180	—	—	1,180
Net gains (losses) on derivatives and hedging activities	1,085	(20,655)	1,180	—	916	(17,474)

Subtotal	(71,337)	(32,379)	1,218	397	42,582	(59,519)

Net gains on trading securities (3)	—	13,552	—	—	—	13,552
Total net effect of derivatives and hedging activities	$(71,337)	$(18,827)	$1,218	$397	$42,582	$(45,967)
_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

	For the Nine Months Ended September 30, 2012
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization/accretion of hedging activities in net interest income (1)	$(7,480)	$—	$(150)	$—	$15,745	$8,115
Net interest settlements included in net interest income (2)	(149,548)	(30,626)	—	1,151	69,054	(109,969)
Total effect on net interest income	(157,028)	(30,626)	(150)	1,151	84,799	(101,854)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on fair-value hedges	(1,293)	1,255	—	—	293	255
Gains (losses) on derivatives not receiving hedge accounting	6	(11,228)	—	—	372	(10,850)
Other	—	—	2,086	—	—	2,086
Net (losses) gains on derivatives and hedging activities	(1,287)	(9,973)	2,086	—	665	(8,509)

Subtotal	(158,315)	(40,599)	1,936	1,151	85,464	(110,363)

Net gains on trading securities	—	8,291	—	—	—	8,291
Total net effect of derivatives and hedging activities	$(158,315)	$(32,308)	$1,936	$1,151	$85,464	$(102,072)
_____________________

(1)	Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.

(2)	Represents interest income/expense on derivatives included in net interest income.

	For the Nine Months Ended September 30, 2011
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	Deposits	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(10,031)	$—	$167	$—	$5,283	$(4,581)
Net interest settlements included in net interest income (2)	(218,021)	(35,658)	—	1,183	123,553	(128,943)
Total net interest income	(228,052)	(35,658)	167	1,183	128,836	(133,524)

Net gains (losses) on derivatives and hedging activities
Gains on fair-value hedges	423	282	—	—	1,141	1,846
Losses on derivatives not receiving hedge accounting	(88)	(26,884)	—	—	—	(26,972)
Other	—	—	1,599	—	—	1,599
Net gains (losses) on derivatives and hedging activities	335	(26,602)	1,599	—	1,141	(23,527)

Subtotal	(227,717)	(62,260)	1,766	1,183	129,977	(157,051)

Net gains on trading securities (3)	—	17,514	—	—	—	17,514
Total net effect of derivatives and hedging activities	$(227,717)	$(44,746)	$1,766	$1,183	$129,977	$(139,537)

_____________________
(1) Represents the amortization/accretion of hedging fair-value adjustments for closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities that have an economic derivative assigned, and therefore, this line does not reconcile with the statement of operations.

Net interest margin for the three months ended September 30, 2012 and 2011, was 0.61 percent and 0.63 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.91 percent and 0.95 percent, respectively.

Net interest margin for the nine months ended September 30, 2012 and 2011, was 0.65 percent and 0.56 percent, respectively. If derivative instruments had not been used as hedges to mitigate the impact of interest-rate fluctuations, net interest margin would have been 0.96 percent and 0.89 percent, respectively.

Interest paid and received on interest-rate-exchange agreements that are used in asset and liability management, but which do not meet hedge-accounting requirements (economic hedges), are classified as net losses on derivatives and hedging activities in other income. As shown under — Other Income (Loss) and Operating Expenses below, interest accruals on derivatives classified as economic hedges totaled a net expense of $1.9 million and $2.1 million, respectively for the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, interest accruals on derivatives classified as economic hedges totaled a net expense of $5.7 million and $7.0 million, respectively.

For more information about our use of derivative instruments to manage interest-rate risk, see Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Strategies to Manage Market and Interest-Rate Risk.

Other Income (Loss) and Operating Expenses

The following table presents a summary of other income (loss) for the three and nine months ended September 30, 2012 and 2011. Additionally, detail on the components of net gains (losses) on derivatives and hedging activities is provided, indicating the source of these gains and losses by type of hedging relationship and hedge accounting treatment.

Other Income (Loss) (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Gains (losses) on derivatives and hedging activities:
Net gains related to fair-value hedge ineffectiveness	$597	$445	$255	$1,846
Net unrealized (losses) gains related to derivatives not receiving hedge accounting associated with:
Advances	231	(931)	(166)	(1,132)
Trading securities	(1,778)	(16,019)	(4,955)	(18,818)
Mortgage delivery commitments	767	1,180	2,086	1,599
Net interest-accruals related to derivatives not receiving hedge accounting	(1,903)	(2,149)	(5,729)	(7,022)
Net losses on derivatives and hedging activities	(2,086)	(17,474)	(8,509)	(23,527)
Net impairment losses on held-to-maturity securities recognized in income	(1,092)	(7,210)	(5,544)	(73,588)
Loss on early extinguishment of debt	(4,992)	—	(16,993)	—
Service-fee income	1,483	2,046	4,474	6,503
Net unrealized gains on trading securities	4,669	13,638	8,291	17,594
Realized net gain from sale of available-for-sale securities	—	—	—	12,801
Other	228	131	2,753	469
Total other loss	$(1,790)	$(8,869)	$(15,528)	$(59,748)

The following tables display held-to-maturity securities for which other-than-temporary impairment was recognized in the three and nine months ending September 30, 2012 and 2011, based on whether the security is newly impaired or previously impaired (dollars in thousands).

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the period specified	$(371)	$371	$—	$—	$—	$—
Securities previously impaired prior to the period specified	(1,706)	614	(1,092)	(8,336)	1,126	(7,210)
Total other-than-temporarily impaired securities	$(2,077)	$985	$(1,092)	$(8,336)	$1,126	$(7,210)

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
Other-Than-Temporarily Impaired Investment:	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income	Total Other-Than-Temporary Impairment Losses on Investment Securities	Net Amount of Impairment Losses Reclassified to (from) Accumulated Other Comprehensive Loss	Net Impairment Losses on Investment Securities Recognized in Income
Securities newly impaired during the period specified	$(951)	$951	$—	$(6,072)	$6,026	$(46)
Securities previously impaired prior to the period specified	(13,267)	7,723	(5,544)	(25,910)	(47,632)	(73,542)
Total other-than-temporarily impaired securities	$(14,218)	$8,674	$(5,544)	$(31,982)	$(41,606)	$(73,588)

The following table displays held-to-maturity securities for which other-than-temporary impairment was recognized in the quarter ending September 30, 2012 (dollars in thousands). Securities are classified in the table below based on the classification at the time of issuance. We have instituted litigation on certain of the private-label MBS in which we have invested, as discussed in Part II — Item 1 — Legal Proceedings. Our complaint asserts, among others, claims for untrue or misleading statements in the sale of securities, and it is possible that classifications of private-label MBS as provided herein when based on classification at the time of issuance as disclosed by those securities' issuance documents, as well as other statements made by or on behalf of the issuers about the securities, are inaccurate.

	At September 30, 2012				For the Three Months Ended September 30, 2012
Other-Than-Temporarily Impaired Investment:	Par Value	Amortized Cost	Carrying Value	Fair Value	Other-than-Temporary Impairment Related to Credit Loss
Private-label residential MBS - Prime	$1,411	$1,411	$1,040	$1,040	$—
Private-label residential MBS - Alt-A	$199,089	$145,328	$103,488	$114,646	$(1,092)
Total other-than-temporarily impaired securities	$200,500	$146,739	$104,528	$115,686	$(1,092)

See Item 1 — Notes to the Financial Statements — Note 5 — Held-to-Maturity Securities, Note 6 — Other-Than-Temporary Impairment, and — Financial Condition — Investments Credit Risk below for additional detail and analysis of our portfolio of held-to-maturity investments in private-label MBS.

Changes in the fair value of trading securities are recorded in other loss. For the three months ended September 30, 2012 and 2011, we recorded net unrealized gains on trading securities of $4.7 million and $13.6 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $1.8 million and $16.0 million for the three months ended September 30, 2012 and 2011, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $1.9 million for both the three months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 and 2011, we recorded net unrealized gains on trading securities of $8.3 million and $17.6 million, respectively. Changes in the fair value of the associated economic hedges amounted to net losses of $5.0 million and $18.8 million for the nine months ended September 30, 2012 and 2011, respectively. Also included in other loss are interest accruals on these economic hedges, which resulted in a net expense of $5.5 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, compensation and benefits expense and other operating expenses amounted to $12.8 million, a decrease of $982,000 from the September 30, 2011 amount of $13.8 million.

For the nine months ended September 30, 2012, compensation and benefits expense and other operating expenses amounted to $39.2 million, a decrease of $175,000 from the September 30, 2011 amount of $39.3 million.

Our share of the costs and expenses of operating the Finance Agency and the Office of Finance totaled $1.7 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively, and totaled $5.5 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

FINANCIAL CONDITION

Advances

At September 30, 2012, the advances portfolio totaled $23.9 billion, a decrease of $1.3 billion compared with $25.2 billion at December 31, 2011.

The following table summarizes advances outstanding by product type at September 30, 2012, and December 31, 2011.

Advances Outstanding by Product Type (dollars in thousands)

	September 30, 2012		December 31, 2011
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Overnight	$388,246	1.7%	$268,888	1.1%
Long-term	9,743,415	41.8	10,546,190	42.9
Short-term	4,488,282	19.2	3,161,265	12.9
Putable	3,578,325	15.3	4,693,575	19.1
Amortizing	1,002,030	4.3	1,394,071	5.7
Callable	32,500	0.1	2,500	—
Expander	30,000	0.1	20,000	0.1
Fixed-rate plus cap	10,000	0.1	10,000	—
	19,272,798	82.6	20,096,489	81.8

Variable-rate advances
Overnight	13,013	—	7,683	—
Simple variable	3,920,000	16.8	4,457,000	18.1
Putable	118,500	0.5	—	—
Floating rate advances with embedded caps and / or floors	20,000	0.1	20,000	0.1
	4,071,513	17.4	4,484,683	18.2
Total par value	$23,344,311	100.0%	$24,581,172	100.0%

See Item 1 — Notes to the Financial Statements — Note 7 — Advances for disclosures relating to redemption terms of the advances portfolio.

We lend to members and housing associates with principal places of business within our district, which consists of the six New England states. Outstanding advances are generally diversified among our borrowers throughout our district, with some concentrations, as set forth in the table below. At September 30, 2012, we had advances outstanding to 305, or 66.7 percent, of our 457 members. At December 31, 2011, we had advances outstanding to 317, or 68.6 percent, of our 462 members.

The following table presents the top five advance-borrowing institutions at September 30, 2012, and the interest earned on outstanding advances to such institutions for the three and nine months ended September 30, 2012.

Top Five Advance-Borrowing Institutions (dollars in thousands)

	September 30, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)	Advances Interest Income for the Three Months Ended September 30, 2012	Advances Interest Income for the Nine Months Ended September 30, 2012
RBS Citizens, N.A.	$3,520,085	15.1%	0.32%	$3,155	$8,367
Webster Bank, N.A.	1,452,569	6.2	0.62	2,459	8,655
Salem Five Cents Savings Bank	659,551	2.8	1.87	3,219	9,905
Bank of America Rhode Island, N.A.	600,323	2.6	1.13	2,137	5,114
Massachusetts Mutual Life Insurance Company	600,000	2.6	1.96	3,008	8,958
_______________________

(1)	Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that may be used as a hedging instrument.

The financial services industry continues to undergo a period of rapid change based on economic, regulatory, political and other factors that had their inception with the financial crisis in 2008. Given these factors, we believe it is reasonably possible that one or more of our largest members, either by outstanding advances or by capital stock investment, could be acquired by or merge with an institution that is ineligible for Bank membership. The loss of significant members could lower overall demand for our products and services and, thereby, adversely impact our performance. See the 2011 Annual Report — Item 1A — Risk Factors — Strategic Risks — The loss of significant members could result in lower demand for our products and services.

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

Our members continue to be challenged by the continuing weak economic conditions, although there have been some measures of improvement. Aggregate nonperforming assets for depository institution members declined from 1.12 percent of assets as of December 31, 2011, to 1.02 percent of assets as of June 30, 2012. The aggregate ratio of tangible capital to assets among the membership increased from 8.67 percent of assets as of December 31, 2011, to 8.98 percent as of June 30, 2012. (June 30, 2012 is the date of our most recent data on our membership for this report.) As of September 30, 2012, there have been no member failures during 2012, and there were no failures during 2011. All of our extensions of credit to members are secured by eligible collateral as noted herein. However we could incur losses, if a member were to default, the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member's obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral. Although not expected, a default by a member with significant obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

Advances outstanding to borrowers in Category-1 status at September 30, 2012, totaled $17.1 billion. For these advances, we have access to collateral through security agreements, where the borrower agrees to hold such collateral for our benefit, totaling $45.8 billion as of September 30, 2012. Of this total, $9.6 billion of securities have been delivered to us or to an approved third-party custodian, an additional $1.8 billion of securities are held by borrowers' securities corporations, and $6.6 billion of residential mortgage loans have been pledged by borrowers' real-estate-investment trusts.

The following table provides information regarding advances outstanding with our borrowers in Category-1, Category-2, and Category-3 status at September 30, 2012, along with their corresponding collateral balances.

Advances Outstanding by Borrower Collateral Status As of September 30, 2012 (dollars in thousands)

	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1 status	260	$17,128,039	$45,750,283	267.1%
Category-2 status	25	4,767,206	17,131,401	359.4
Category-3 status	25	1,449,066	1,814,899	125.2
Total	310	$23,344,311	$64,696,583	277.1%

The method by which a borrower pledges collateral is dependent upon the category status to which it is assigned based on its financial condition and on the type of collateral that the borrower pledges. Based upon the method by which borrowers pledge collateral to us, the following table shows the total potential lending value of the collateral that borrowers have pledged to us, net of our collateral valuation discounts as of September 30, 2012.

Collateral by Pledge Type (dollars in thousands)

Discounted Collateral
Collateral not specifically listed and identified	$36,932,450
Collateral specifically listed and identified	21,485,957
Collateral delivered to us	16,560,057

For additional information on our collateral policies and practices, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report.

We accept nontraditional and subprime loans that are underwritten in accordance with applicable regulatory guidance as eligible collateral for our advances as discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances Credit Risk in the 2011 Annual Report. At September 30, 2012, and December 31, 2011, the amount of pledged nontraditional and subprime loan collateral was 10 percent and nine percent, respectively, of total member borrowing capacity.

We have not recorded any allowance for credit losses on credit products at September 30, 2012, and December 31, 2011, for the reasons discussed in Item 1 — Notes to the Financial Statements — Note 9 — Allowance for Credit Losses.

Investments

At September 30, 2012, investment securities and short-term money market instruments totaled $17.9 billion, compared with $21.4 billion at December 31, 2011.

Investment securities declined $486.6 million to $11.7 billion at September 30, 2012, compared with December 31, 2011.

Short-term money market investments totaled $6.2 billion at September 30, 2012, compared with $9.2 billion at December 31, 2011. This $2.9 billion net decrease resulted from a $1.8 billion decrease in securities purchased under agreements to resell and a $1.2 billion decrease in federal funds sold.

Under our regulatory authority to purchase MBS, additional investments in MBS, ABS, and certain securities issued by the Small Business Administration (SBA) are prohibited if our investments in such securities exceed 300 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. At September 30, 2012, and December 31, 2011, our MBS, ABS, and SBA holdings represented 206 percent and 195 percent of capital, respectively.

We endeavor to maintain our total investments at a level no greater than 50 percent of our total assets because investing activities are generally incidental to our mission. Our total investments were 39.2 percent of our total assets at September 30, 2012, versus 42.8 percent at December 31, 2011. We have been able to satisfy this investment objective without a material impact on our results of operations or financial condition because the reduction in investments has been principally concentrated in short-term, very low-yielding investments and because other components of our assets have maintained a strong net interest spread to funding costs. We expect to continue to be able to satisfy this investment objective for the foreseeable future without a material impact on our results of operations or financial condition by continuing this approach, as necessary.

Our MBS investment portfolio consists of the following categories of securities as of September 30, 2012, and December 31, 2011. The percentages in the table below are based on carrying value.

Mortgage-Backed Securities

	September 30, 2012	December 31, 2011
Residential MBS - U.S. government-guaranteed and GSE	61.1%	53.4%
Commercial MBS - U.S. government-guaranteed and GSE	22.4	26.7
Private-label residential MBS	16.1	19.5
ABS backed by home-equity loans	0.3	0.3
Private-label commercial MBS	0.1	0.1
Total MBS	100.0%	100.0%

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

In addition to these unsecured short-term investments, we also make secured investments in the form of reverse repurchase agreements secured by U.S. agency obligations, whose terms to maturity are up to 35 days. We have also invested in and are subject to secured credit risk related to MBS, ABS, and HFA securities that are directly or indirectly supported by underlying mortgage loans. Finance Agency regulations require our investments in MBS and ABS to be rated triple-A (or equivalent) at the time of purchase and our investments in HFA securities to be rated double-A (or equivalent) or higher as of the date of purchase.

Credit ratings on total investments are provided in the following table.

Credit Ratings of Investments at Carrying Value As of September 30, 2012 (dollars in thousands)

	Long-Term Credit Rating (1)
Investment Category	Triple-A	Double-A	Single-A	Triple-B	Below Triple-B	Unrated
Money market instruments: (2)
Interest-bearing deposits	$—	$261	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	4,625,000	500,000	—	—
Federal funds sold	—	650,000	450,000	—	—	—
Total money market instruments	—	650,261	5,075,000	500,000	—	—

Investment securities:

Non-MBS:
U.S. agency obligations	—	14,666	—	—	—	—
U.S. government-owned corporations	—	293,600	—	—	—	—
GSEs	—	2,218,142	—	—	—	—
Supranational institutions	473,416	—	—	—	—	—
Corporate bonds (3)	—	308,225	—	—	—	—
HFA securities	24,525	115,549	—	49,780	—	2,115
Total non-MBS	497,941	2,950,182	—	49,780	—	2,115

MBS:
U.S. government guaranteed - residential (2)	—	135,922	—	—	—	—
U.S. government guaranteed - commercial (2)	—	463,211	—	—	—	—
GSE - residential (2)	—	4,890,462	—	—	—	—
GSE - commercial (2)	—	1,374,973	—	—	—	—
Private-label - residential	13,872	10,174	103,237	64,077	1,131,325	18
Private-label - commercial	10,335	—	—	—	—	—
ABS backed by home-equity loans	6,676	5,287	7,839	—	5,386	—
Total MBS	30,883	6,880,029	111,076	64,077	1,136,711	18

Total investment securities	528,824	9,830,211	111,076	113,857	1,136,711	2,133

Total investments	$528,824	$10,480,472	$5,186,076	$613,857	$1,136,711	$2,133
_______________________

(1)	Ratings are obtained from Moody's, Fitch, and S&P and are each as of September 30, 2012. If there is a split rating, the lowest rating is used.

(2)	The issuer rating is used for these investments, and if a rating is on negative credit watch, the rating in the next lower rating category is used and then the lowest rating is determined.

(3)	Consists of corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program. The FDIC guarantee carries the full faith and credit of the U.S. government.

The following table details our investment securities with a long-term credit rating below investment grade as of September 30, 2012.

Credit Ratings of Investments Below Investment Grade at Carrying Value As of September 30, 2012 (dollars in thousands)

Investment Category	Double-B	Single-B	Triple-C	Double-C	Single-C	Single-D	Total Below Investment Grade
Private-label residential MBS	$45,410	$119,598	$553,611	$94,642	$54,592	$263,472	$1,131,325
ABS backed by home-equity loans	—	3,578	1,334	—	—	474	5,386
Total	$45,410	$123,176	$554,945	$94,642	$54,592	$263,946	$1,136,711

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

Finance Agency regulations further allow additional unsecured credit for overnight sales of federal funds. The specified percentage of eligible regulatory capital for determining the maximum amount of unsecured credit exposure which we may offer to a counterparty for overnight sales of federal funds ranges from 2 percent to 30 percent based on the counterparty's credit rating. However, per Finance Agency regulations our total unsecured exposure to a single counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. During the quarter ended September 30, 2012, we were in compliance with Finance Agency regulatory limits established for unsecured credit.

We are prohibited by Finance Agency regulations from investing in financial instruments issued by non-U.S. entities, including foreign sovereign governments, other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the Finance Agency regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of September 30, 2012.

For information on how we mitigate our investments' credit risks, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments Credit Risk in the 2011 Annual Report.
The table below presents our short-term unsecured money-market credit exposure with counterparties by investment type. At September 30, 2012, we did not have any aggregate unsecured credit exposure from investments of $1 billion or more to any individual counterparty.

Short-term Unsecured Money-market Credit Exposure by Investment Type (dollars in thousands)

	Carrying Value (1)
	September 30, 2012	December 31, 2011
Federal funds sold	$1,100,000	$2,270,000
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. Government, GSEs, U.S. government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of September 30, 2012.

As of September 30, 2012, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to overnight federal funds sold. As of September 30, 2012, all of our unsecured investment credit exposure in federal funds sold was to U.S. branches and agency offices of foreign commercial banks.

The table below presents the September 30, 2012, carrying values and average balances for the three months ended September 30, 2012, of the short-term unsecured money market credit exposures presented by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. We endeavor to mitigate this credit risk by investing in unsecured investments of highly rated counterparties. At September 30, 2012, all of our short-term unsecured money market investments were rated at least single-A.

Period-End and Average Balance of Unsecured Credit Exposure, by Country of Domicile of Counterparty (1) (dollars in thousands)

Country of Domicile of Counterparty	Carrying Value as of September 30, 2012	Average Balance for the Nine Months ended September 30, 2012
Domestic	$—	$8,175
U.S branches and agency offices of foreign commercial banks
Sweden	650,000	581,518
Canada	350,000	305,737
United Kingdom	100,000	190,511
Norway	—	113,449
Germany	—	148,230
Finland	—	84,799
Switzerland	—	44,982
Australia	—	40,055
Netherlands	—	13,321
Total U.S branches and agency offices of foreign commercial banks	1,100,000	1,522,602
Total unsecured credit exposure	$1,100,000	$1,530,777
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. Government, GSEs, U.S. government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of September 30, 2012.

The table below presents the contractual maturity of short-term unsecured money market credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. We also endeavor to mitigate the credit risk on short-term unsecured money market investments by investing in investments that have short-term maturities. At September 30, 2012, all of our outstanding unsecured money market investments had overnight maturities.

Contractual Maturity of Unsecured Credit Exposure, by Country of Domicile of Counterparty (dollars in thousands)

	Carrying Value (1) as of September 30, 2012
Country of Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
U.S branches and agency offices of foreign commercial banks
Sweden	$650,000	$—	$—	$—	$—	$—	$650,000
Canada	350,000	—	—	—	—	—	350,000
United Kingdom	100,000	—	—	—	—	—	100,000
Total unsecured investment credit exposure	$1,100,000	$—	$—	$—	$—	$—	$1,100,000
_______________________

(1)
Excludes unsecured investment credit exposure to U.S. Government, GSEs, U.S. Government agencies and instrumentalities, corporate debentures guaranteed by the FDIC under the FDIC's Temporary Liquidity Guarantee Program, and triple-A rated supranational institutions and does not include related accrued interest as of September 30, 2012.

During the quarter ended September 30, 2012, we continued to invest in unsecured overnight money market instruments issued by certain Eurozone financial institutions rated at least single-A or higher by the three major NRSROs and domiciled in Finland, Germany, and the Netherlands from time to time. We continued to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Conditions — European Sovereign Debt Crisis in the 2011 Annual Report. On September 30, 2012, we had no unsecured money market exposure to Eurozone financial institutions. Our maximum unsecured money market exposure to any single Eurozone financial institution was $500.0 million on any day during the quarter ended September 30, 2012.

At September 30, 2012, our unsecured credit exposure related to money market instruments and debentures, including accrued interest, was $4.4 billion to 11 counterparties and issuers, of which $1.1 billion was for federal funds sold, and $3.3 billion was for debentures. The following issuers/counterparties individually accounted for greater than 10 percent of total unsecured credit exposure as of September 30, 2012:

Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit As of September 30, 2012

Issuer / counterparty	Percent
Fannie Mae	34.9%
Freddie Mac	15.5
Inter-American Development Bank (a supranational institution)	10.8

The following table presents a summary of the average projected values over the remaining lives of the securities for the significant inputs relating to our cash flow analysis of private-label MBS during the quarter ended September 30, 2012, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, over-collateralization, and other accounts or cash flows that provide additional credit support such as reserve funds, insurance policies, and/or excess interest, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. Subordinated tranches can serve as credit enhancement, because losses are generally allocated to the subordinate tranches until their principal balances have been reduced to zero before senior tranches are allocated losses. Over-collateralization means available collateral in excess of the principal balance of the related security. The calculated averages represent the dollar-weighted averages of all the private-label residential MBS and home equity loan investments in each category shown, regardless of whether or not the securities have incurred an other-than-temporary impairment credit loss (dollars in thousands).

		Significant Inputs
		Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Enhancement
Private-label MBS by Year of Securitization	Par Value (1)	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
Private-label residential MBS
Prime (2)
2007	$21,977	8.1%	8.1%	6.1%	6.1%	29.2%	29.2%	7.6%	7.6%
2006	15,346	7.7	7.7	34.4	34.4	39.7	39.7	0.0	0.0
2005	56,389	9.0	5.6 - 11.2	28.9	15.7 - 47.7	44.5	32.3 - 50.4	13.7	2.6 - 47.5
2004 and prior	137,159	11.2	4.3 - 26.2	16.1	2.9 - 59.5	30.7	21.2 - 47.7	15.6	6.2 - 70.7
Total	$230,871	10.1%	4.3 - 26.2	19.5%	2.9 - 59.5	34.5%	21.2 - 50.4	13.4%	0.0 - 70.7

Alt-A (2)
2007	$518,697	3.8%	1.9 - 9.6	74.0%	32.7 - 87.6	50.5%	40.8 - 59.0	12.0%	0.0 - 42.9
2006	859,238	4.3	2.1 - 7.5	70.0	37.9 - 85.6	52.9	39.2 - 58.4	13.4	0.0 - 48.9
2005	564,050	6.6	3.3 - 13.1	47.7	23.3 - 73.1	44.8	32.1 - 64.0	20.1	0.0 - 62.9
2004 and prior	54,202	10.6	7.8 - 18.0	33.3	1.7 - 54.0	38.1	19.5 - 47.9	24.5	7.4 - 40.1
Total	$1,996,187	5.0%	1.9 - 18.0	63.7%	1.7 - 87.6	49.6%	19.5 - 64.0	15.2%	0.0 - 62.9

ABS backed by home equity loans
Subprime (2)
2004 and prior	$27,032	6.3%	1.0 - 7.8	30.1%	25.9 - 43.4	76.2%	63.5 - 95.1	35.1%	0.0 - 99.8
_______________________
(1)         Commercial private-label MBS with a par value of $10.4 million and a private-label residential MBS with a par value of $3.3 million that are backed by the Federal Housing Administration and the Department of Veteran Affairs loans are not included in this table.

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

Of our $9.0 billion in par value of MBS and ABS investments at September 30, 2012, $2.3 billion in par value are private-label MBS. These private-label MBS are comprised of the following:

•	$2.0 billion in par value are securities backed primarily by Alt-A loans;

•	$244.6 million in par value are backed primarily by prime residential and/or commercial loans; and

•	$27.0 million in par value of these investments are backed primarily by subprime mortgages.

While there are no universally accepted classifications of mortgage loans based on underwriting standards, in general, subprime underwriting implies a credit-impaired borrower with a FICO® score below 660, prime underwriting implies a borrower without a history of delinquent payments as well as documented income and a loan amount that is at or less than 80 percent of the market value of the house, while Alt-A underwriting implies a prime borrower with limited income documentation and/or a loan-to-value ratio of higher than 80 percent. FICO® is a widely used credit-industry model developed by Fair Isaac and Company, Inc. to assess borrower credit quality with scores ranging from a low of 300 to a high of 850. While we generally follow the collateral type definitions provided by S&P, we do review the credit performance of the underlying collateral, and revise the classification where appropriate, an approach that is likewise incorporated into the modeling assumptions provided by the OTTI Governance Committee. For additional information on the OTTI Governance Committee, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates of the 2011 Annual Report.

The third-party collateral loan performance platform used by the FHLBank of San Francisco, with whom we have contracted to perform these analyses, assesses eight bonds that we own, totaling $73.2 million in par value as of September 30, 2012, to have collateral that is Alt-A in nature, while that same collateral is classified as prime by S&P. Accordingly, these bonds have been modeled using the same credit assumptions applied to Alt-A collateral. However, these bonds are reported as prime in the various tables below in this section.

Additionally, one bond classified as Alt-A collateral by S&P, of which we held $4.5 million in par value as of September 30, 2012, is classified and modeled as prime by the third-party modeling software. However this bond is reported as Alt-A in the various tables below in this section in accordance with S&P's classification. See — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates of the 2011 Annual Report for information on our key inputs, assumptions, and modeling employed by us in our other-than-temporary impairment assessments.

Unpaid Principal Balance of Private-Label MBS and ABS Backed by Home Equity Loans by Fixed Rate or Variable Rate (dollars in thousands)

	September 30, 2012			December 31, 2011
Private-label MBS	Fixed Rate (1)	Variable Rate (1)	Total	Fixed Rate (1)	Variable Rate (1)	Total
Private-label residential MBS
Prime	$20,586	$213,633	$234,219	$23,846	$292,663	$316,509
Alt-A	38,221	1,957,966	1,996,187	42,153	2,147,908	2,190,061
Total private-label residential MBS	58,807	2,171,599	2,230,406	65,999	2,440,571	2,506,570
Private-label commercial MBS
Prime	10,367	—	10,367	10,586	—	10,586
ABS backed by home equity loans
Subprime	—	27,032	27,032	—	28,114	28,114
Total par value of private-label MBS	$69,174	$2,198,631	$2,267,805	$76,585	$2,468,685	$2,545,270
_______________________

(1)	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

The following tables provide additional information related to our investments in MBS issued by private trusts and ABS backed by home-equity loans, indicating whether the underlying mortgage collateral is considered to be prime, Alt-A, or subprime at the time of issuance. Additionally, the amounts outstanding as of September 30, 2012, are stratified by year of issuance of the security. The tables also set forth the credit ratings and summary credit enhancements associated with our private-label MBS and ABS, stratified by collateral type and year of securitization. Average current credit enhancements as of September 30, 2012, reflect the percentage of subordinated class outstanding balances as of September 30, 2012, to our senior class outstanding balances as of September 30, 2012, weighted by the par value of our respective senior class securities, and shown by underlying loan collateral type and year of securitization. Average current credit enhancements as of September 30, 2012, are indicative of the ability of subordinated classes to absorb loan collateral lost principal and interest shortfall before senior classes are impacted.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Prime At September 30, 2012 (dollars in thousands)

Private-label residential MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$2,295	$—	$—	$—	$2,295
Double-A	5,422	—	—	—	5,422
Single-A	34,787	—	—	—	34,787
Triple-B	50,211	—	—	—	50,211
Below Investment Grade
Double-B	28,870	—	—	—	28,870
Single-B	41,727	21,977	—	15,088	4,662
Triple-C	48,508	—	—	34,266	14,242
Single-C	7,035	—	—	7,035	—
Single-D	15,346	—	15,346	—	—
Unrated	18	—	—	—	18
Total	$234,219	$21,977	$15,346	$56,389	$140,507

Amortized cost	$223,683	$21,977	$12,135	$49,600	$139,971
Gross unrealized losses	(21,440)	(2,869)	(259)	(5,847)	(12,465)
Fair value	202,338	19,108	11,876	43,753	127,601
Other-than-temporary impairment for the nine months ended September 30, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$(371)	$—	$—	$—	$(371)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	371	—	—	—	371
Net impairment losses on held-to-maturity securities recognized in income	$—	$—	$—	$—	$—

Weighted average percentage of fair value to par value	86.39%	86.95%	77.39%	77.59%	90.81%
Original weighted average credit support	11.00	6.41	8.32	20.98	8.00
Weighted average credit support	13.29	7.62	—	13.74	15.44
Weighted average collateral delinquency (1)	12.30	5.24	16.36	18.11	10.63

Private-label commercial MBS - Prime	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$10,367	$—	$—	$—	$10,367
Amortized cost	10,335	—	—	—	10,335
Fair value	10,754	—	—	—	10,754
Weighted average percentage of fair value to par value	103.73%	—%	—%	—%	103.73%
Original weighted average credit support	12.50	—	—	—	12.50
Weighted average credit support	16.09	—	—	—	16.09
Weighted average collateral delinquency (1)	0.24	—	—	—	0.24
_______________________

 (1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Alt-A At September 30, 2012 (dollars in thousands)

Private-label residential MBS - Alt-A	Total	2007	2006	2005	2004 and prior
Par value by credit rating
Triple-A	$11,576	$—	$—	$11,576	$—
Double-A	4,752	—	—	—	4,752
Single-A	68,993	—	—	49,346	19,647
Triple-B	13,866	—	—	7,825	6,041
Below Investment Grade
Double-B	17,308	—	—	4,449	12,859
Single-B	83,049	964	—	71,182	10,903
Triple-C	947,126	216,730	484,698	245,698	—
Double-C	214,547	83,053	59,773	71,721	—
Single-C	88,327	9,265	37,132	41,930	—
Single-D	546,643	208,685	277,635	60,323	—
Total	$1,996,187	$518,697	$859,238	$564,050	$54,202

Amortized cost	$1,501,386	$354,971	$598,341	$493,873	54,201
Gross unrealized losses	(309,098)	(70,187)	(130,626)	(100,859)	(7,426)
Fair value	1,197,197	289,079	468,329	393,014	46,775
Other-than-temporary impairment for the nine months ended September 30, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$(13,847)	$(290)	$(8,743)	$(4,235)	$(579)
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	8,306	(156)	3,712	4,171	579
Net impairment losses on held-to-maturity securities recognized in income	$(5,541)	$(446)	$(5,031)	$(64)	$—

Weighted average percentage of fair value to par value	59.97%	55.73%	54.51%	69.68%	86.30%
Original weighted average credit support	27.69	28.66	28.65	26.72	13.13
Weighted average credit support	15.23	11.99	13.40	20.12	24.49
Weighted average collateral delinquency (1)	36.25	42.65	40.44	25.75	17.65
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Private-Label MBS and ABS Backed by Home Equity Loans by Year of Securitization - Subprime At September 30, 2012 (dollars in thousands)

ABS backed by home equity loans – Subprime	2004 and prior
Par value by credit rating
Triple-A	$6,702
Double-A	5,288
Single-A	7,839
Below Investment Grade
Single-B	4,493
Triple-C	1,793
Single-D	917
Total	$27,032

Amortized cost	$26,361
Gross unrealized losses	(4,593)
Fair value	21,809
Other-than-temporary impairment for the nine months ended September 30, 2012:
Total other-than-temporary impairment losses on held-to-maturity securities	$—
Net amount of impairment losses reclassified to (from) accumulated other comprehensive loss	(3)
Net impairment losses on held-to-maturity securities recognized in income	$(3)

Weighted average percentage of fair value to par value	80.68%
Original weighted average credit support	10.08
Weighted average credit support	35.10
Weighted average collateral delinquency (1)	20.03
_______________________
(1)          Represents loans that are 60 days or more delinquent.

Carrying values and fair values in the table below are as of September 30, 2012.

Rating Agency Actions (1) Investments on Negative Watch as of October 31, 2012 (dollars in thousands)

	Private-Label Residential MBS		ABS Backed by Home Equity Loans		HFA Securities
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$13,871	$12,959	$1,708	$1,327	$—	$—
Double-A	2,528	2,310	5,288	4,132	80,275	69,606
Single-A	3,205	3,046	—	—	—	—
Double-B	2,977	2,674	—	—	—	—
_______________________

(1)	Represents the lowest rating as of October 31, 2012, available for each security based on the NRSROs we use.

The following table provides a summary of credit-rating downgrades that have occurred during the period from October 1,

2012, through October 31, 2012, for our investments. Carrying values and fair values are as of September 30, 2012.

Rating Agency Actions (1) Ratings Downgrades from October 1, 2012, through October 31, 2012 (dollars in thousands)

	Credit Rating as of		Carrying	Fair
Investment Category	September 30, 2012	October 31, 2012	Value	Value
Private-label - residential	Double-C	Single-D	$7,514	$7,983
_______________________

(1)	Represents the lowest rating available for each security based on the NRSROs we use.

The following table provides certain characteristics our private-label MBS that are in a gross unrealized position by collateral type.

Characteristics of Private-Label MBS in a Gross Unrealized Loss Position As of September 30, 2012 (dollars in thousands)
	September 30, 2012					October 31, 2012, Private-label MBS ratings based on September 30, 2012, par value
	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency Rates	Percent AAA	Percent AAA	Percent Investment Grade	Percent Below Investment Grade	Percent Watch List
Private-label residential MBS backed by:
Prime first lien	$230,871	$220,335	$(21,439)	12.08%	1.0%	1.0%	39.2%	60.8%	2.4%
Alt-A option ARM	799,224	657,160	(162,136)	41.08	—	—	—	100.0	—
Alt-A other	1,150,307	817,867	(146,963)	32.38	1.0	1.0	7.6	92.4	1.5
Total private-label residential MBS	2,180,402	1,695,362	(330,538)	33.42	0.6	0.6	8.2	91.8	1.0
ABS backed by home equity loans:
Subprime first lien	26,107	25,711	(4,593)	19.78	25.7	25.7	50.3	49.7	26.9
Total private-label MBS	$2,206,509	$1,721,073	$(335,131)	33.26%	0.9%	0.9%	8.7%	91.3%	1.3%

The following table provides the geographic concentrations by state and by metropolitan statistical area of the loans underlying our private-label MBS and ABS as of September 30, 2012, where such concentrations are five percent or greater of all loans underlying these investments.

Geographic Concentrations of Loans Underlying our Private-Label MBS and ABS

State concentrations	Percentage of Total Private-Label MBS and ABS
California	39.3%
Florida	12.6
New York	5.1
All Other	43.0
100.0%
Metropolitan Statistical Area
Los Angeles - Long Beach, CA	10.1%
Washington, D.C.-MD-VA-WV	6.0
All Other	83.9
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

The following graph demonstrates how average prices have changed with respect to various asset classes in our MBS portfolio during the 12 months ended September 30, 2012:

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

Monoline Insurance and GSE Guarantees of MBS and ABS Backed by Home Equity Loan Investments Credit Ratings and Outlook As of October 31, 2012
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

(2)	MBIA Insurance Corp.'s burnout period ends in December 2012. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

The following table shows our private-label MBS and ABS backed by home equity loan investments covered by monoline insurance and related gross unrealized losses.

Par Value of Monoline Insurance Coverage and Related Unrealized Losses
of Private-Label MBS and
ABS Backed by Home Equity Loan Investments by Year of Securitization
At September 30, 2012
(dollars in thousands)

	Ambac Assurance Corp (1)		Assured Guaranty Municipal Corp		MBIA Insurance Corp (2)		Syncora Guarantee Inc. (1)		Financial Guaranty Insurance Co. (1)
	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses	Monoline Insurance Coverage	Unrealized Losses
Private-label MBS by Year of Securitization
Alt-A
2007	$52,739	$(2,083)	$—	$—	$—	$—	$—	$—	$—	$—
2006	13,281	(3,243)	—	—	—	—	—	—	—	—
2005	26,885	(5,640)	—	—	—	—	—	—	—	—
2004 and prior	1,263	(160)	—	—	—	—	—	—	—	—
Total Alt-A	94,168	(11,126)	—	—	—	—	—	—	—	—
Subprime
2004 and prior	1,843	(32)	7,022	(1,536)	13,891	(2,222)	3,408	(623)	868	(180)
Total private-label MBS	$96,011	$(11,158)	$7,022	$(1,536)	$13,891	$(2,222)	$3,408	$(623)	$868	$(180)
_______________________

(1)
We placed no reliance on these monoline insurers in our models estimating the projected cash flows to determine other-than-temporary impairment. See Item 1 — Notes to the Financial Statements — Note 6 — Other-Than-Temporary Impairment for additional information.

(2)	MBIA Insurance Corp.'s burnout period ends in December 2012. See Item 1 — Notes to the Financial Statements — Note

6 — Other-Than-Temporary Impairment for additional information.

Our total investments in HFA securities was $192.0 million as of September 30, 2012. The following table provides the geographic concentrations by state of our HFA investments where such concentrations are five percent or greater of our total HFA investments as of September 30, 2012.

State Concentrations of HFA Securities

	Carry Value	Percent of Total HFA Investments
Massachusetts	$112,655	58.7%
Rhode Island	29,910	15.6
Connecticut	24,525	12.8
Maine	15,000	7.8
All Other	9,879	5.1
	$191,969	100.0%

Standby Bond-Purchase Agreements. We have entered into standby bond-purchase agreements with one state HFA whereby we, for a fee, agree to purchase and hold the HFA's unremarketed bonds until the designated remarketing agent can find a new investor or the state HFA repurchases the bonds in accordance with a schedule established by the agreement. Each agreement contains termination provisions in the event of a rating downgrade of the subject bond. Standby bond purchase commitments totaled $161.6 million at September 30, 2012, to this HFA. All of the bonds underlying the commitments to this HFA maintain standalone ratings of triple-A from two NRSROs.

Mortgage Loans

As of September 30, 2012, our mortgage loan investment portfolio totaled $3.4 billion, an increase of $322.3 million from the December 31, 2011, balance of $3.1 billion. This increase occurred notwithstanding increasing prepayments on these investments, which could reflect growing interest in MPF as Fannie Mae and Freddie Mac increase their guarantee fees, reducing their competitiveness with MPF.

References to our investments in mortgage loans throughout this report include the 100 percent participation interests in mortgage loans purchased under a participation facility we have with the FHLBank of Chicago. The expiration date of this facility has been extended to December 31, 2013, and may be extended again. As of September 30, 2012, we had $354.7 million in 100 percent participation interests outstanding that had been purchased under this facility. For additional information on this facility, see Item 1 — Business — Mortgage Loan Finance — MPF Loan Participations with the FHLBank of Chicago of the 2011 Annual Report .

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

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of five percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in the following table:

State Concentrations by Outstanding Principal Balance
	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	September 30, 2012	December 31, 2011

Massachusetts	38%	35%
California	10	12
Maine	9	6
Connecticut	8	9
Wisconsin	7	6
All others	28	32
Total	100%	100%

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

State Concentrations of Delinquent Conventional Mortgage Loans
	Percentage of Total Outstanding Principal Balance of Delinquent Conventional Mortgage Loans
	September 30, 2012	December 31, 2011

Massachusetts	27%	24%
California	21	23
Connecticut	8	9
All others	44	44
Total	100%	100%

Allowance for Credit Losses on Mortgage Loans. The allowance for credit losses on mortgage loans was $5.5 million at September 30, 2012, compared with $7.8 million at December 31, 2011. The principal reason for this decline is the continuing improvement in the delinquency rates of our investments in conventional mortgage loans since December 31, 2011. For information on the determination of the allowance at September 30, 2012, see Item 1— Notes to the Financial Statements — Note 9 — Allowance for Credit Losses, and for information on our methodology for estimating the allowance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Allowance for Loan Losses in the 2011 Annual Report.

We place conventional mortgage loans on nonaccrual when the collection of the contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is reversed against interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis. The following table presents our delinquent loans (dollars in thousands).

	September 30, 2012	December 31, 2011
Nonaccrual loans, par value	$50,338	$54,927
Total par value past due 90 days or more and still accruing interest (1)	24,265	24,438
_______________________

(1)	Represents government mortgage loans.

Higher-Risk Loans. Our portfolio includes certain higher-risk conventional mortgage loans. These include high loan-to-value ratio mortgage loans and subprime mortgage loans. The higher-risk loans represent a relatively small portion of our conventional mortgage loan portfolio (7.7 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (40.6 percent by outstanding principal balance). Our allowance for loan losses reflects the expected losses associated with these higher-risk loan types. The table below shows the balance of higher-risk conventional mortgage loans and their delinquency rates as of September 30, 2012.

Summary of Higher-Risk Conventional Mortgage Loans As of September 30, 2012 (dollars in thousands)

High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$181,444	8.71%	2.14%	7.35%
High loan-to-value loans (2)	41,226	1.26	1.07	13.36
Subprime and high loan-to-value loans (3)	5,550	7.71	4.18	19.24
Total high-risk loans	$228,220	7.34%	2.00%	8.72%
_______________________

(1)	Subprime loans are loans to borrowers with FICO® credit scores 660 or lower.

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

Mortgage Insurance Companies. We are exposed to credit risk from mortgage insurance companies that provide credit enhancement in place of the participating financial institution and for primary mortgage insurance coverage on individual loans. As of September 30, 2012, we were the beneficiary of primary mortgage insurance coverage on $240.6 million of conventional mortgage loans, and we were the beneficiary of supplemental mortgage insurance coverage on mortgage pools with a total unpaid principal balance of $29.0 million. Eight mortgage insurance companies provide all of the coverage under these policies.

As of October 31, 2012, all of these mortgage insurance companies, with the exception of Triad Guaranty Insurance Corporation, which is no longer rated by any of the NRSROs, have a credit rating of triple-B or lower (or equivalent) by at least one NRSRO as presented in the below table. Ordinarily we do not accept primary mortgage insurance from a mortgage insurance company unless that company is rated at least triple B- by S&P at the time of our investment in the loan (although we may accept lower-rated mortgage insurance provided we obtain additional credit enhancement in such form as we deem appropriate and of substance sufficient to mitigate the risks of relying on such lower rated primary mortgage insurance). Given that only two mortgage insurance companies have a credit rating of at least triple B- as of October 31, 2012, we could develop increasing concentrations of exposure to those mortgage insurance companies. We have established and maintain limits on exposure to individual mortgage insurance companies in an effort to mitigate those concentration risks. However, those exposure limits may have, in turn, led to fewer mortgage loan investment opportunities for us.

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time. This expectation is based on the credit-enhancement features of our master commitments (exclusive of mortgage insurance), the underwriting characteristics of the loans that back our master commitments, the seasoning of the loans that back these master commitments, and the strong performance of the loans to date. We have monitored the financial condition of these mortgage insurance companies. Further, we required all new supplemental mortgage insurance policies be with companies rated AA- or higher by S&P. However, none of the eight mortgage insurance companies previously approved by us are currently eligible to write new supplemental mortgage insurance policies for loan pools sold to us. We do not currently invest in mortgage loans that rely on supplemental mortgage insurance to be eligible investments.

Mortgage Insurance Companies that Provide Mortgage Insurance Coverage (dollars in thousands)

	As of October 31, 2012		September 30, 2012
Mortgage Insurance Company	Mortgage Insurance Company Ratings (S&P/ Moody's/Fitch	Credit Rating Outlook	Balance of Loans with Primary Mortgage Insurance	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Mortgage Insurance Coverage	Percent of Total Mortgage Insurance Coverage
United Guaranty Residential Insurance Corporation	BBB/Baa1/NR	Stable	$109,003	$25,655	$—	$25,655	46.1%
Genworth Mortgage Insurance Corporation	B/Ba1/NR	Negative	49,355	11,884	—	11,884	21.3
Mortgage Guaranty Insurance Corporation	B-/B2/NR	Negative	36,692	7,982	—	7,982	14.3
PMI Mortgage Insurance Company (1)	R/Caa3/NR	Negative	14,197	2,996	—	2,996	5.4
CMG Mortgage Insurance Company	BBB-/NR/BBB-	Negative	11,036	2,648	—	2,648	4.8
Radian Guaranty Incorporated	B-/Ba3/NR	Negative	9,122	1,730	—	1,730	3.1
Republic Mortgage Insurance Company (2)	R/NR/NR	N/A	8,559	1,683	649	2,332	4.2
Triad Guaranty Insurance Corporation	NR/NR/NR	N/A	2,602	459	—	459	0.8
			$240,566	$55,037	$649	$55,686	100.0%
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

Deposits

At September 30, 2012, and December 31, 2011, deposits totaled $685.3 million and $654.2 million, respectively.

Term deposits issued in amounts of $100,000 or greater at both September 30, 2012, and December 31, 2011, amounted to $20.0 million, with a maturity date in 2014, and a weighted average rate of 4.71 percent.

Derivative Instruments

All derivative instruments are recorded on the statement of condition at fair value, and are classified as assets or liabilities according to the net fair value of derivatives aggregated by counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $529,000 and $16.5 million as of September 30, 2012, and December 31, 2011, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $949.7 million and $905.3 million as of September 30, 2012, and December 31, 2011, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivative instruments, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2012, and December 31, 2011. The notional amount is a factor in determining periodic interest payments or cash flows received and paid. Accordingly, the notional amount does not represent actual amounts exchanged or our overall exposure to credit and market risk. The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate, which is LIBOR. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents hedge strategies that do not qualify for hedge accounting, but are acceptable hedging strategies under our risk-management policy.

Hedged Item and Hedge-Accounting Treatment (dollars in thousands)

			September 30, 2012		December 31, 2011
Hedged Item	Derivative	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$6,327,340	$(546,001)	$7,850,557	$(603,754)
	Swaps	Economic	140,250	(1,083)	10,750	(282)
Total associated with advances			6,467,590	(547,084)	7,861,307	(604,036)
Available-for-sale securities	Swaps	Fair value	711,915	(384,968)	711,915	(379,375)
	Caps and floors	Economic	300,000	42	300,000	786
Total associated with available-for-sale securities			1,011,915	(384,926)	1,011,915	(378,589)
Trading securities	Swaps	Economic	225,000	(34,458)	225,000	(29,503)
COs	Swaps	Fair value	7,781,145	87,366	10,743,550	196,640
	Swaps	Economic	800,000	372	—	—
	Forward starting swaps	Cash Flow	1,250,000	(64,855)	700,000	(31,981)
Total associated with COs			9,831,145	22,883	11,443,550	164,659
Deposits	Swaps	Fair value	20,000	3,079	20,000	3,986
Total			17,555,650	(940,506)	20,561,772	(843,483)
Mortgage delivery commitments			41,506	(43)	17,734	128
Total derivatives			$17,597,156	(940,549)	$20,579,506	(843,355)
Accrued interest				(8,327)		(25,187)
Cash collateral				(330)		(20,241)
Net derivatives				$(949,206)		$(888,783)
Derivative asset				$529		$16,521
Derivative liability				(949,735)		(905,304)
Net derivatives				$(949,206)		$(888,783)
 _______________________
(1) Embedded advance derivatives separated from the the host contract with a notional amount of $118.5 million and a market value of $1.0 million are not included in the table.

The following tables provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying hedge relationships of advances and COs totals $14.1 billion, representing 80.2 percent of all derivatives outstanding as of September 30, 2012. Economic hedges and cash-flow hedges are not included within the two tables below.

Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity As of September 30, 2012 (dollars in thousands)
					Weighted-Average Yield (3)
	Derivatives		Advances(1)			Derivatives
Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$902,610	$(13,606)	$902,610	$13,562	3.61%	0.43%	3.43%	0.61%
Due after one year through two years	833,500	(34,348)	833,500	34,330	3.22	0.42	3.01	0.63
Due after two years through three years	785,515	(45,316)	785,515	45,270	3.06	0.44	2.73	0.77
Due after three years through four years	654,695	(56,753)	654,695	56,559	3.19	0.41	2.93	0.67
Due after four years through five years	1,871,130	(253,373)	1,871,130	251,201	3.77	0.42	3.59	0.60
Thereafter	1,279,890	(142,605)	1,279,890	142,376	3.19	0.43	2.88	0.74
Total	$6,327,340	$(546,001)	$6,327,340	$543,298	3.41%	0.42%	3.17%	0.66%
_______________________

(1)	Included in the advances hedged amount are $3.6 billion of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.

(2)	The fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2012.

Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity As of September 30, 2012 (dollars in thousands)
					Weighted-Average Yield (3)
	Derivatives		CO Bonds (1)			Derivatives
Year of Maturity	Notional	Fair Value	Hedged Amount	Fair-Value Adjustment(2)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$3,589,950	$27,999	$3,589,950	$(27,880)	1.59%	1.59%	0.32%	0.32%
Due after one year through two years	2,143,500	22,572	2,143,500	(22,572)	1.03	1.11	0.32	0.24
Due after two years through three years	647,695	8,460	647,695	(8,463)	0.93	0.96	0.32	0.29
Due after three years through four years	690,000	23,822	690,000	(23,830)	1.51	1.51	0.31	0.31
Due after four years through five years	195,000	2,008	195,000	(2,078)	0.93	0.93	0.26	0.26
Thereafter	515,000	2,505	515,000	(2,575)	1.39	1.39	0.13	0.13
Total	$7,781,145	$87,366	$7,781,145	$(87,398)	1.34%	1.37%	0.30%	0.27%
_______________________

(1)	Included in the CO Bonds hedged amount are $625.0 million of callable CO Bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.

(2)	The fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, LIBOR.

(3)	The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of September 30, 2012.

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

For the period ended September 30, 2012, we continue use the LIBOR yield curve to discount cash flows on both collateralized and non-collateralized interest-rate-exchange agreements, as further detailed in Note 17 — Fair Values — Derivative Assets/Liabilities — Interest Rate-Exchange Agreements. The LIBOR yield curve is also used to discount cash flows on our hedged assets or liabilities designated in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. We are aware that certain market participants have begun using the overnight index swap (OIS) yield curve to discount cash flows on collateralized interest rate-exchange agreements. Each period we evaluate market data points to determine the appropriate curve with which to discount cash flows on our collateralized and non-collateralized interest-rate-exchange agreements. As noted above, we concluded that the LIBOR yield curve was still the appropriate curve for discounting at September 30, 2012. Should we determine at some point in the future that the OIS curve is a more appropriate curve, we would use OIS to discount cash flows on collateralized interest rate-exchange agreements while continuing to use the LIBOR yield curve to discount cash flows on associated hedged assets or liabilities in fair value hedging relationships. This could result in increased hedge ineffectiveness that in turn could result in the loss of hedge accounting for certain hedge relationships. Loss of hedge accounting for those hedge relationships would lead to increased net income volatility, which could be material. However, we do not yet know how using OIS to discount the cash flows on our collateralized interest rate-exchange agreements would impact our financial condition and/or results of operations.

Derivative Instruments Credit Risk. We are subject to credit risk on derivative instruments. This risk arises from the risk of counterparty default on the derivative. The amount of loss created by default is the replacement cost of the defaulted contract, net of any collateral held by us or pledged by us to counterparties (unsecured derivatives exposure). We currently receive only cash collateral from counterparties with whom we are in a current positive fair-value position (i.e, we are in the money). The resulting net exposure at fair value is reflected in the derivative instruments table below. We presently pledge only securities collateral to counterparties with whom we are in a current negative fair-value position (i.e, we are out of the money). From time to time, due to timing differences or derivatives valuation differences, and the contractual haircuts applied, we pledge to counterparties securities collateral whose fair value exceeds the current negative fair-value positions with them. The table below details our counterparty credit exposure as of September 30, 2012.

Derivatives Counterparty Credit Exposure (dollars in thousands)

Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Non-cash Collateral Pledged To Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$25,000	$50	$—	$—	$50
Single-A	331,500	724	(330)	—	394

Liability positions with credit exposure:
Single-A	6,635,835	(606,594)	—	623,084	16,490
Total derivative positions with non-member counterparties to which we had credit exposure	6,992,335	(605,820)	(330)	623,084	16,934

Mortgage delivery commitments (2)	41,506	85	—	—	85
Total	$7,033,841	$(605,735)	$(330)	$623,084	$17,019

Derivative positions without credit exposure:
Double-A	$25,000
Single-A	7,136,325
Triple-B	3,401,990
Total derivative positions without credit exposure	$10,563,315
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

We note that during the quarter ended September 30, 2012, we had two Eurozone derivatives counterparties: one domiciled in France and one domiciled in Germany, each of which is rated single-A or higher by all three of the major NRSROs.
We continue to use the same safeguards and approaches to these counterparties to protect against unanticipated exposures arising from possible contagion from the Eurozone financial crisis that are discussed under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Market Conditions — European Sovereign Debt Crisis in the 2011 Annual Report. We had $6.0 million in unsecured derivatives exposure to these Eurozone financial institutions on September 30, 2012. Our maximum unsecured derivatives exposure to any Eurozone counterparty was $23.9 million during the quarter ended September 30, 2012.

The following counterparties accounted for more than 10 percent of the total notional amount of interest-rate-exchange agreements outstanding (dollars in thousands):

	September 30, 2012
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Deutsche Bank AG	$2,908,965	16.6%	$(408,733)
Barclays Bank PLC	2,203,795	12.6	(70,059)
JP Morgan Chase Bank	1,951,650	11.1	(100,150)
Citigroup Financial Products, Inc.	1,843,840	10.5	(73,133)
UBS AG	1,789,775	10.2	(24,963)
Goldman Sachs Capital Markets, LP	1,775,220	10.1	(97,710)

	December 31, 2011
Counterparty	Notional Amount Outstanding	Percent of Total Notional Outstanding	Fair Value
Barclays Bank PLC	$3,085,095	15.0%	$(66,457)
Deutsche Bank AG	2,957,965	14.4	(407,931)
Citigroup Financial Products, Inc.	2,749,040	13.4	(73,395)
Morgan Stanley Capital Services, Inc.	2,414,150	11.7	(115,873)
Goldman Sachs Bank USA	2,286,725	11.1	(78,858)

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

In September 2012, the Office of Finance revised its methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital with FHLBanks with greater total regulatory capital in absolute terms receiving greater allocations of issuance proceeds. The Office of Finance will use this method in such periods unless it determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could adversely impact our financial condition and results of operations.

Outstanding COs and the condition of the market for COs are discussed below under — External Sources of Liquidity. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

Internal Sources of Liquidity

We maintain structural liquidity to ensure we meet our day-to-day business needs and our contractual obligations. We define structural liquidity as the difference between projected sources and uses of funds (projected net cash flow) adjusted to include certain assumed contingent, noncontractual obligations or behavioral assumptions (cumulative contingent obligations). Cumulative contingent obligations include the assumption that maturing advances are renewed, member overnight deposits are withdrawn at a rate of 50 percent per day and commitments (MPF and other commitments) are taken down at a conservatively projected pace. We define available liquidity as the sources of funds available to us through our normal access to the capital markets, subject to leverage, credit line capacity, and collateral constraints. Our risk-management policy requires us to maintain structural liquidity each day so that any excess of uses over sources is covered by available liquidity for a four-week forecast period and 50 percent of the excess of uses over sources is covered by available liquidity over eight- and 12-week forecast periods. In addition to these minimum requirements, management measures structural liquidity over a three-month forecast period. If the excess of uses over sources is not fully covered by available liquidity over a two-month or three-month forecast period, a management action trigger is breached and senior management is immediately notified so that a decision can be made as to whether immediate remedial action is necessary.

The following table shows our structural liquidity as of September 30, 2012.

Structural Liquidity As of September 30, 2012 (dollars in thousands)

	1 Month	2 Month	3 Months
Projected net cash flow (1)	$2,486,297	$(3,517,183)	$(4,144,642)
Less: Cumulative contingent obligations	(4,537,239)	(6,193,958)	(7,414,920)
Equals: Net structural liquidity need	(2,050,942)	(9,711,141)	(11,559,562)
Available borrowing capacity (2)	$40,402,058	$48,006,473	$49,930,675
Ratio of available borrowing capacity to net structural liquidity need	19.70	4.94	4.32
Required ratio	1.00	0.50	0.50
Management action trigger	—	1.00	1.00
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

(2)
Available borrowing capacity is the CO issuance capacity based on achieving leverage up to our internal minimum capital requirement. For information on this internal minimum capital requirement, see — Internal Capital Practices and Policies — Internal Minimum Capital Requirements.

Finance Agency regulations require us to hold contingency liquidity in an amount sufficient to enable us to cover our liquidity requirements for a minimum of five business days without access to the CO debt markets. We complied with this requirement at all times during the quarter ending September 30, 2012. As of September 30, 2012, and December 31, 2011, we held a surplus of $10.5 billion and $12.8 billion, respectively, of contingency liquidity for the following five days, exclusive of access to the proceeds of CO debt issuance. The following table demonstrates our contingency liquidity as of September 30, 2012.

Contingency Liquidity As of September 30, 2012 (dollars in thousands)
Cumulative Fifth Business Day
Projected net cash flow (1)	$(1,748,144)
Contingency borrowing capacity (exclusive of CO issuances)	12,252,191
Net contingency borrowing capacity	$10,504,047
_______________________

(1)	Projected net cash flow equals projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, as applicable.

In addition, certain Finance Agency guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot borrow funds from the capital markets for a period of 15 days and that during that time members do not renew any maturing, prepaid, and put or called advances. The second scenario assumes that we cannot borrow funds from the capital markets for five days and that during that period we will renew maturing and called advances for all members except very large, highly rated members. We were in compliance with these liquidity requirements at all times during the three months ended September 30, 2012.

Further, we are sensitive to maintaining an appropriate funding balance between our assets and liabilities and have an established policy that limits the potential gap between assets inclusive of projected prepayments, funded by liabilities, inclusive of projected calls, maturing in less than one year. The established policy limits this imbalance to a gap of 20 percent of total assets with a management action trigger should this gap exceed 10 percent of total assets. We maintained compliance with this requirement at all times during the three months ended September 30, 2012. During the three months ended September 30, 2012, this gap averaged 5.0 percent (maximum level 6.1 percent and minimum level 4.0 percent). As of September 30, 2012, this gap was 4.8 percent, compared with 9.2 percent at December 31, 2011.

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

Debt Financing — Consolidated Obligations

At September 30, 2012, and December 31, 2011, outstanding COs, including both CO bonds and CO discount notes, totaled $40.2 billion and $44.5 billion, respectively.

CO bonds outstanding for which we are primarily liable at September 30, 2012, and December 31, 2011, include issued callable bonds totaling $1.7 billion and $3.0 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments and longer-term advances and investments with short repricing intervals. CO discount notes comprised 29.8 percent and 32.9 percent of the outstanding COs for which we are primarily liable at September 30, 2012, and December 31, 2011, respectively, but accounted for 92.7 percent and 97.5 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2012 and 2011, respectively, due, in particular, to our frequent overnight CO discount note issuances.

See Item 1 — Notes to the Financial Statements — Note 12 — Consolidated Obligations for additional information on the COs for which we are primarily liable.

Financial Conditions for Consolidated Obligations

We have experienced relatively favorable CO issuance costs and good market access during the period covered by this report. Financial markets were relatively calmer than during the preceding two quarters as uncertainties about European sovereignties and financial institutions abated due, in part, to actions by the European Central Bank to provide liquidity. The U.S. economy grew modestly during the nine months ended September 30, 2012, and employment growth was generally stronger throughout this period than it had been throughout the second half of 2011.

We continue to operate in a prolonged, historically low-interest rate environment as discussed under — Executive Summary — Low-Interest Rate Environment and U.S. Fiscal Policy. Overall, we have experienced relatively low CO issuance costs during the period covered by this report, reflecting the low-interest rate environment together with a flight to quality due to the sovereign debt crisis in Europe, though easing pressures in Europe caused a slight increase in our relative cost of funding. We have experienced good market demand for all tenors of COs with the strongest demand for short-term COs, and have had no difficulty issuing debt in the amounts and structures required to meet our funding and risk-management needs. Throughout the nine months ended September 30, 2012, COs were issued at yields that were generally at or below equivalent-maturity LIBOR swap yields for debt maturing in less than five years, while longer term issues bore funding costs that were typically higher than equivalent maturity LIBOR swap yields. We continue to experience similar pricing into the fourth quarter of 2012. Among the factors that could further shape demand for COs in the fourth quarter, we note the fiscal cliff and Moody's warning of a potential downgrade of the U.S. federal government, as discussed under — Low-Interest Rate Environment and U.S. Fiscal Policy. We further note that the NRSROs have historically indicated that FHLBank credit ratings, including credit ratings for COs, are constrained by the rating of the U.S. federal government. Accordingly, a Moody's downgrade of the U.S. federal government could result in a downgrade of the FHLBanks and COs. For a discussion of how an NRSRO downgrade could impact us, see the 2011 Annual Report — Item 1A — Risk Factors — Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by S&P's downgrade of the U.S. government's credit ratings and/or any further downgrade of the U.S. government's credit ratings.

Capital

Our total GAAP capital decreased $22.5 million to $3.5 billion at September 30, 2012. The decrease was attributable to our partial excess capital stock repurchase of $237.4 million in March 2012, offset by a net reduction of $29.7 million in accumulated other comprehensive loss, a $140.1 million increase in retained earnings, and the purchase of $46.1 million of capital stock by members during the nine months ended September 30, 2012.

The FHLBank Act and Finance Agency regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2012, as discussed in Item 1 — Notes to the Financial Statements — Note 14 — Capital.

Our ability to expand in response to member-credit needs is based primarily on the capital-stock requirements for advances. Members without excess stock are required to increase their capital-stock investment as their outstanding advances increase, as described in Item 1 — Business — Capital Resources in the 2011 Annual Report. As discussed in that Item, we may repurchase excess stock in our sole discretion, although we note our continuing moratorium on repurchases of excess stock other than in limited, former member-related instances of insolvency. Although we conducted a partial repurchase of excess stock on March 9, 2012, there are no plans to conduct another excess stock repurchase in 2012. Further, on April 26, 2012, our board of directors adopted a resolution that it will not conduct excess stock repurchases other than in limited, former member-related instances of insolvency without obtaining the Finance Agency's nonobjection, which we do not expect to pursue again in 2012. We will consider whether and how to conduct other repurchases of excess stock as part of our 2013 business planning process.

At September 30, 2012, and December 31, 2011, excess stock totaled $2.0 billion and $2.1 billion, respectively, as set forth in the following table (dollars in thousands):

	Membership Stock Investment Requirement	Activity-Based Stock Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2012	$639,941	$1,039,539	$1,679,503	$3,648,879	$1,969,376
December 31, 2011	623,793	1,104,877	1,728,692	3,852,777	2,124,085
_______________________

(1)	Total stock-investment requirement is rounded up to the nearest $100 on an individual member basis.

(2)	Class B capital stock outstanding includes mandatorily redeemable capital stock.

We redeem our capital stock in accordance with our capital plan and applicable law. Capital stock can become subject to redemption based on a member's request for the redemption of its excess stock, upon termination of membership or in such other cases as are set forth in our capital plan and subject to the limitations therein. Our only class of capital stock outstanding is Class B stock. Class B stock is subject to a five-year stock redemption period. For additional information on the redemption of our capital stock, see Item 1 — Business — Capital Resources — Redemption of Excess Stock in the 2011 Annual Report and Item 1 — Business — Capital Resources — Mandatorily Redeemable Capital Stock in the 2011 Annual Report.

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock in the liability section of the statement of condition. Mandatorily redeemable capital stock totaled $215.9 million and $227.4 million at September 30, 2012, and December 31, 2011, respectively.

The following table sets forth the amount of mandatorily redeemable capital stock by year of expiry of redemption period at September 30, 2012, and December 31, 2011 (dollars in thousands).

Expiry of Redemption Period	September 30, 2012	December 31, 2011
Due in one year or less	$80,161	$—
Due after one year through two years	98	86,598
Due after two years through three years	—	10
Due after three years through four years	134,590	—
Due after four years through five years	1,014	140,821
Total	$215,863	$227,429

Capital Rule

The Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. For additional information on the Capital Rule, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Rule in the 2011 Annual Report

By letter dated September 26, 2012, the Acting Director of the Finance Agency notified us that, based on June 30, 2012, financial information, we met the definition of adequately capitalized under the Capital Rule. The Acting Director of the Finance Agency has not yet notified us of our capital classification based on September 30, 2012, financial information.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements in an effort to protect our capital, reflected in our capital ratio targets, internal minimum capital requirement in excess of regulatory requirements, and retained earnings target.

Targeted Capital Ratio Operating Range

We target an operating range of 4.0 percent to 7.5 percent for our capital ratio, a range adopted in conjunction with our capital preservation measures. Our capital ratio was 9.2 percent at September 30, 2012, a ratio in excess of the targeted operating range. This results principally from our limited repurchases of excess stock accompanied with a significant decline in advances balances since 2008, as discussed under — Executive Summary — Advances Balances.

Internal Minimum Capital Requirement

To provide further protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings must exceed the sum of our regulatory capital requirement plus our retained earnings target. As of September 30, 2012, this internal minimum capital requirement equaled $2.7 billion, which was satisfied by our actual regulatory capital of $4.2 billion.

Retained Earnings Target

Our retained earnings target is $875.0 million, a target selected by our board of directors on December 16, 2011. For information on how we select and adjust our retained earnings target, including our response to Finance Agency regulations, orders, or guidance, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Internal Capital Practices and Policies — Retained Earnings Target in the 2011 Annual Report.

At September 30, 2012, we had total retained earnings of $538.2 million, consisting of $484.5 million in unrestricted retained earnings and $53.7 million in restricted retained earnings. For information on our restricted retained earnings contribution requirement, see Item 1 — Notes to the Financial Statements — Note 14 — Capital. Amounts in our restricted retained earnings account are not available to pay dividends.

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

Off-balance-sheet arrangements are more fully discussed in Item 1 — Notes to the Financial Statements — Note 18 — Commitments and Contingencies.

Through the second quarter of 2011, we were required to pay 20 percent of our net earnings (after the AHP assessment) to REFCorp to support payment of part of the interest on bonds issued by REFCorp. Additionally, the FHLBanks must annually set aside for the AHP the greater of an aggregate of $100 million or 10 percent of the current year's income before charges for AHP and interest expense on mandatorily redeemable capital stock (but after expenses for REFCorp). Based on our net income of $153.6 million for the nine months ended September 30, 2012, our AHP assessment was $17.2 million. See Item 1 — Business — Assessments in the 2011 Annual Report for additional information regarding REFCorp and AHP.

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

As of September 30, 2012, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements. Described below are the results of the sensitivity analysis for private-label MBS.

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

Our base-case housing price forecast as of September 30, 2012, assumed current-to-trough home price declines ranging from 0.0 percent (for those housing markets that are believed to have reached their trough) to 4.0 percent. For those markets for which further home-price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2012. For the vast majority of markets where further home-price declines are anticipated, the declines were projected to range from 1.0 percent to 2.0 percent over the three-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The more stressful scenario was based on a housing-price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home-price declines were projected to range from 5.0 percent to 9.0 percent over the three- to nine-month period beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the three-month period beginning July 1, 2012. The following table presents projected home-price recovery ranges by month under the base-case and adverse-case scenario.

	Recovery Range of Annualized Rates
Months	Base Case			Adverse Case
1 - 6	0.0%	to	2.8%	0.0%	to	1.9%
7 - 18	0.0%	to	3.0%	0.0%	to	2.0%
19 - 24	1.0%	to	4.0%	0.7%	to	2.7%
25 - 30	2.0%	to	4.0%	1.3%	to	2.7%
31 - 42	2.0%	to	5.0%	1.3%	to	3.4%
43 - 66	2.0%	to	6.0%	1.3%	to	4.0%
Thereafter	2.3%	to	5.6%	1.5%	to	3.8%

The following table represents the impact on credit-related other-than-temporary impairment using the more stressful scenario of the HPI, described above, compared with actual credit-related other-than-temporary impairment recorded using our base-case HPI assumptions as of September 30, 2012 (dollars in thousands):

	Credit Losses as Reported			Sensitivity Analysis - Adverse HPI Scenario
For the quarter ending September 30, 2012	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss	Number of Securities	Par Value	Other-Than-Temporary Impairment Credit Loss
Prime	1	$1,411	$—	4	$30,632	$(426)
Alt-A	9	199,089	(1,092)	57	1,130,393	(31,360)
Subprime	—	—	—	3	2,436	(60)
Total private-label MBS	10	$200,500	$(1,092)	64	$1,163,461	$(31,846)

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

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest-rate risk or any derivative transactions that we may intermediate for our members, although we continue our suspension on member derivatives.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulations.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the 2011 Annual Report under Item 7 — Legislative and Regulatory Developments- Developments under the Dodd-Frank Act Impacting Derivatives Transactions, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping, and documentation requirements established by applicable regulators, and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.

The implementation timeframe for mandatory clearing of eligible interest-rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012, for interest-rate swaps that are currently clearable. The CFTC is expected to finalize these determinations in November 2012, and we will have to clear eligible interest-rate swaps within 180 days after publication of the final determinations, which we estimate will be during the second quarter 2013.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may intermediate for our members with $10 billion or less in assets as long as the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades).

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the 2011 Annual Report.

The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules, the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized and certain additional rules that have yet to be finalized, will require amendments to the documentation for swaps we enter into with swap dealers. We have adhered to an ISDA protocol to address the new documentation requirements under the external business conduct rules, and we will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes, and credit support modifications to our existing swap documentation. Our swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between us and swap dealers. With respect to interest-rate swaps that we enter into with swap dealers, these requirements will be phased in between November 13, 2012, and March 1, 2014. However, we believe that this scheduled phase-in period may be delayed until December 31, 2012, due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.

The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in the 2011 Annual Report under Item 7 — Legislative and Regulatory Developments — Developments under the Dodd-Frank Act Impacting Derivatives Transactions. The CFTC, the Finance Agency, and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, we do not expect that such requirements will be finalized until sometime in 2013 and we do not expect that they will apply to the Bank until later in 2013 at the earliest.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap” issued jointly by the CFTC and SEC, which became effective on October 12, 2012. We currently comply with recordkeeping requirements for our swaps that were (or are) in effect on or after July 21, 2010, and beginning on April 10, 2013; we will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest-rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such. We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members, beginning on April 10, 2013.

We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Developments under the Finance Agency

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking with a comment deadline of December 4, 2012, that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin with a comment deadline of December 4, 2012, which would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
the FHLBank's documented framework procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLBanks' valuation of the pledged collateral, and whether the FHLBank has a written plan for the liquidation of insurance company member collateral.

Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs with a comment deadline of October 10, 2012, that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac. The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Fannie Mae and Freddie Mac. The proposed order sets forth certain recordkeeping and reporting requirements for Fannie Mae and Freddie Mac QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis.

Other Significant Developments

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration published a proposed rule with a comment deadline of September 28, 2012, requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally insured credit union members to favor these federal liquidity sources over FHLBank membership or advances.

Housing Finance and GSE Reform. Recently, the U.S. Treasury Department (the Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac to help expedite their wind-down. The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios. By not allowing Fannie Mae and Freddie Mac to retain any profits, these changes effectively ensure that Fannie Mae and Freddie Mac will never be allowed to recapitalize themselves and return to the market in their previous structure. In addition, the Finance Agency recently solicited comments on their proposal to create a new framework for the secondary mortgage market. The Finance Agency has indicated that the framework is intended to create a more efficient and flexible securitization platform for Fannie Mae and Freddie Mac that also would be available to all market participants and interested parties.

As Fannie Mae and Freddie Mac are being wound down, Congress and the administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market. A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBanks. No further legislative action in this area is expected until the next Congress convenes in 2013. It is impossible to determine at this time whether or when Congress will act in this area. The ultimate effects of housing finance and GSE reform on the FHLBanks is unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

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

•
the use of derivatives and/or COs with embedded options to hedge the interest-rate-risk of our debt (at September 30, 2012, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $14.3 billion, compared with $14.6 billion at December 31, 2011, and fixed-rate callable debt not hedged by interest-rate swaps amounted to $1.1 billion and $843.0 million at September 30, 2012, and December 31, 2011, respectively);

•
the issuance of COs together with interest-rate swaps that receive a coupon that offsets the bond coupon and that offsets any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bonds used in conjunction with interest-rate-exchange agreements was $7.8 billion, or 27.8 percent of our total outstanding CO bonds at September 30, 2012, compared with $10.7 billion, or 36.3 percent of total outstanding CO bonds, at December 31, 2011);

•
contractual provisions for advances with original fixed maturities of greater than six months that require borrowers to pay us prepayment fees, which make us financially indifferent if such advances are prepaid prior to maturity and protect against a loss of income under certain interest-rate environments;

•
the use of the duration extension portfolio (which totaled $2.4 billion at September 30, 2012, as compared with $3.3 billion at December 31, 2011), to hedge our net interest income against the impact of low interest rates, which is discussed in Item 7A — Quantitative and Qualitative Disclosures About Market Risks — Measurement of Market and Interest-Rate Risk — Duration Extension Portfolio in the 2011 Annual Report; and

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

•	duration of equity, which measures percentage change to shareholder value for a 100 basis point shift in rates;

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

The following table sets forth each of the foregoing metrics together with any targets, associated limits and management actions triggers at September 30, 2012, and December 31, 2011.

Interest/Market-Rate Risk Metric	At September 30, 2012	At December 31, 2011	Target, Limit or Management Action Trigger at September 30, 2012
MVE	$3.8 billion	$3.7 billion	None
MVE/BVE	90%	86%	None
MVE/Par Stock	104%	95%	100% (target)
Adjusted MVE/Par Stock	109%	108%	102% (management action trigger) and 100% (limit)
Economic Capital Ratio	8.1%	7.2%	4.5% (management action trigger) and 4.0% or lower (limit)
VaR	$71.9 million	$91.3 million	$225.0 million (management action trigger) and $275.0 million (limit)
Duration of Equity	+0.3 years	+1.1 years	+/- 3.5 years (management action trigger) and +/- 4.0 years (limit) lowered from +/- 5.0 years at December 31, 2011
Duration Gap	+0.3 months	+0.9 months	None
Duration Extension Portfolio VaR Limit (1)	$1.7 million	$5.2 million	$125.0 million (limit)
Duration Extension Portfolio Interest Rate Shock	Market yields on GSE debt would have to rise by 180 basis points for the management action trigger to be breached and by 230 basis points for the limit to be breached	Market yields on GSE debt would have to rise by 68 basis points for the management action trigger to be breached and by 118 basis points for the limit to be breached	75 basis points (management action trigger) and 25 basis points (limit)
MPF Portfolio VaR Limit	$41.6 million	$38.9 million	$68.8 million (management action trigger)
Income Simulation based on an instantaneous rise in interest rates of 300 basis points	Return on equity falls to 43 basis points above the average yield on three-month LIBOR	Return on equity falls to 24 basis points above the average yield on three-month LIBOR	Projected return on equity falls below three-month LIBOR over the following 12 month horizon (management action trigger)
_______________________

(1)	This metric is calculated net of any unrealized gain or loss.

The following chart displays our MVE to BVE and MVE to Par Stock ratios at prior period ends.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

The sensitivities of market value of equity and the duration of equity to potential interest-rate scenarios are also metrics we monitor. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

	September 30, 2012
	Down(1) 300	Down(1) 200	Down(1) 100	Base	Up 100	Up 200	Up 300
MVE/BVE	94%	92%	92%	90%	91%	89%	86%
MVE/Par Stock	107%	106%	106%	104%	104%	102%	99%
Duration of Equity	+1.1 years	+0.9 years	+1.5 years	+0.3 years	+0.6 years	+2.4 years	+3.8 years
Return on Equity less LIBOR	3%	3%	3%	2%	2%	1%	—%
Net Income percent change from base	(13)%	(13)%	(9)%	—%	13%	27%	35%
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

VaR at Different Confidence Levels

The table below presents the historical simulation VaR estimate as of September 30, 2012, and December 31, 2011, which represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors. Estimated potential market value loss exposures are expressed as a percentage of the current MVE and are based on historical behavior of interest rates and other market factors over a 120-business-day time horizon.

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2012		December 31, 2011
Confidence Level	% of MVE (1)	$ million	% of MVE (1)	$ million
50%	(0.15)%	$(5.7)	(0.15)%	$(5.5)
75%	0.56	21.2	0.69	25.2
95%	1.36	51.5	1.83	67.0
99%	1.90	71.9	2.49	91.3
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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The amended complaint names the following defendants and their affiliates and subsidiaries and defendants under their control or controlled by affiliates or subsidiaries thereof: Ally Financial Inc. (formerly GMAC Inc.), Bank of America Corporation; Barclays Capital Inc.; The Bear Stearns Companies LLC; Capital One Financial Corporation; Citigroup, Inc.; Countrywide Financial Corporation; Credit Suisse (USA), Inc.; DB Structured Products, Inc.; DB U.S. Financial Market Holding Corporation; EMC Mortgage Corporation; Fitch; Impac Mortgage Holdings, Inc.; JPMorgan Chase & Co.; The McGraw-Hill Companies, Inc.; Moody's Corporation; Morgan Stanley; Nomura Holding America, Inc.; RBS Holdings USA Inc.; UBS Americas Inc.; WaMu Capital, Corp.; and Wells Fargo & Company.

On October 11, 2012, certain defendants filed motions to dismiss the complaint.

The original complaint also named certain individuals due to their association and control over Lehman Brothers Holdings Inc. and its affiliates and subsidiaries and entities controlled by Lehman Brothers Holdings Inc.'s affiliates and subsidiaries. We have since been able to reach a settlement agreement with those defendants in an amount that is not material to our financial statements.

Bank of America Rhode Island, N.A., which is affiliated with Bank of America Corporation but is not a defendant in the complaint, held approximately 26.8 percent of our capital stock as of September 30, 2012. RBS Citizens N.A., which is affiliated with RBS Holdings USA Inc., but is not a defendant in the complaint, held approximately 13.3 percent of our capital stock as of September 30, 2012.

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

High rates of delinquency and increasing loss-severity trends experienced on some of the loans underlying the MBS in our portfolio, as well as challenging macroeconomic factors, such as continuing high unemployment levels and the number of troubled residential mortgage loans, have caused us to use relatively stressful assumptions for other-than-temporary-impairment assessments of private-label MBS. These assumptions resulted in projected future credit losses, thereby causing other-than-temporary impairment losses from certain of these securities. We incurred credit losses of $1.1 million for private-label MBS that we determined were other-than-temporarily impaired for the three months ended September 30, 2012. If macroeconomic trends or collateral credit performance within our private-label MBS portfolio deteriorate further than currently anticipated, or if foreclosures or similar activity is delayed or impeded, even more stressful assumptions, including, but not limited to, lower house prices, higher loan-default rates, and higher loan-loss severities may be used by us in future other-than-temporary impairment assessments. As a possible outcome, we may recognize additional other-than-temporary impairment charges, which could be substantial. For example, as of September 30, 2012, a cash-flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under this more stressful scenario, we are projected to realize an additional $30.8 million in credit losses.

We have also invested in securities issued by HFAs with an amortized cost of $192.0 million as of September 30, 2012. Generally, these securities' cash flows are based on the performance of the underlying loans, although these securities do include credit enhancements as well. Although our policies require that HFA securities must carry a credit rating of double-A (or equivalent) or higher as of the date of purchase, some have since been downgraded and, when applicable, some of the related bond insurers have been downgraded. Further, the fair values of some of our HFA securities have also fallen. Gross unrealized losses on these securities totaled $28.4 million at September 30, 2012. Although we have determined that none of these securities is other-than-temporarily impaired at September 30, 2012, should the underlying loans underperform our projections, we could realize credit losses from these securities.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 9, 2012	By:	/s/	Edward A. Hjerpe III
Edward A. Hjerpe III President and Chief Executive Officer
November 9, 2012	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President and Chief Financial Officer